Form 10-Q
period 2001-06-30
HAMPTON ROADS BANKSHARES INC
filed 2001-08-14
CIK 1143155

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT 1934

For the Quarter ended June 30, 2001     Commission File Number     N/A
                      --------------                            -------

                             HAMPTON ROADS BANKSHARES, INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Virginia                                    54-1408074
------------------------------              -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

201 Volvo Parkway, Chesapeake, VA                                     23320
----------------------------------------                         --------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code: (757) 436-1000
                                                    --------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No        .
    -------    --------


State the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2001.

Common Stock, $ .625 Par Value                                  7,511,538 Shares
--------------------------------------------------------------------------------

                         HAMPTON ROADS BANKSHARES, INC.
                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

     ITEM 1 - FINANCIAL STATEMENTS (unaudited)
          Consolidated Balance Sheets                                                           3

              June 30, 2001
              December 31, 2000

          Consolidated Statements of Income                                                     4

              Three Months ending June 30, 2001
              Three Months ending June 30, 2000
              Six Months ending June 30,2001
              Six Months ending June 30,2000

          Consolidated Statements of Cash Flows                                                 5

              Six Months ending June 30, 2001
              Six Months ending June 30, 2000

         Notes to Financial Statements                                                          6

     ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                    8

     ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                                                     10




PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS                                                                15

     ITEM 2 - CHANGES IN SECURITIES                                                            15

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                                  15

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS                                                                        15

     ITEM 5 - OTHER INFORMATION                                                                15

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                 15


SIGNATURES                                                                                     15


PART 1 - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                         HAMPTON ROADS BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS




ASSETS                                                          June 30, 2001              December 31, 2000
                                                                 (Unaudited)                   (Audited)
                                                               --------------              ---------------

    Cash & due from banks                                      $   5,913,837                $   9,359,897
    Federal funds sold                                             4,653,282                    4,717,716
                                                               --------------              ----------------

                                                                  10,567,119                   14,077,613

    Investment securities (Note B)                                14,026,483                   21,561,820
    Federal Reserve Bank Stock                                       629,900                      625,800
                                                               --------------               ---------------

                                                                  14,656,383                   22,187,620

    Loans (Note C)                                               172,264,416                  157,213,164
    Allowance for loan losses (Note D)                            (2,130,632)                  (1,969,271)
                                                               --------------               ---------------

         Net loans                                               170,133,784                  155,243,893

    Premises and equipment (Note E)                                8,451,776                    8,608,049
    Interest receivable                                            1,003,642                    1,011,762
    Real estate acquired in settlement of loans                    1,037,605                    1,100,160
    Deferred tax assets                                            1,173,799                    1,173,799
    Other assets                                                     881,042                      806,055
                                                               --------------              ---------------

    TOTAL ASSETS                                               $ 207,905,150                $ 204,208,951
                                                               ==============              ===============


LIABILITIES & SHAREHOLDERS' EQUITY

    Deposits:

         Noninterest bearing demand                            $  39,816,311                $  39,346,864
         Interest bearing:
             Demand                                               32,201,343                   33,983,655
             Savings                                              10,322,665                    9,574,532
             Certificates of deposit:
                  Less than $100,000                              67,726,516                   65,559,269
                  $100,000 or more                                21,029,445                   18,969,922
                                                               --------------              ---------------

         Total deposits                                          171,096,280                  167,434,242

    Interest payable                                                 596,619                      597,996
    Other liabilities                                              2,311,932                    1,967,659
                                                               --------------              ---------------

         Total liabilities                                       174,004,831                  169,999,897

    Shareholders' equity:
             Common stock, $.625 par value:
                 Authorized shares- 40,000,000
                 Issued and outstanding shares - 7,511,538
                        in 2001; and 7,496,426 in 2000             4,694,711                    4,685,266
             Capital surplus                                      16,319,025                   16,222,904
             Retained earnings                                    12,886,583                   13,300,884
                                                               --------------              ---------------
         Total shareholders' equity                               33,900,319                   34,209,054
                                                               --------------              ---------------

    TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                   $ 207,905,150                $ 204,208,951
                                                               ==============              ===============



See notes to financial statements.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - Financial Statements (Cont.)

                         HAMPTON ROADS BANKSHARES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)



                                                    Three Months Ended  Three Months Ended     Six Months Ended     Six Months Ended
                                                       June 30, 2001       June 30, 2000         June 30, 2001        June 30, 2000
                                                       -------------       -------------         -------------         ------------
Interest income:

      Loans, including fees                            $3,747,964          $3,534,645            $7,495,360            $6,898,048
      Investment securities                               251,290             317,882               560,131               637,865
      Federal funds sold                                   82,518              63,292               164,739               101,164
                                                       ----------          ----------            ----------            ----------

          Total interest income                         4,081,772           3,915,819             8,220,230             7,637,077

Interest expense on deposits:

      Demand                                              208,708             231,812               458,052               466,683
      Savings                                              45,567              64,980               109,531               133,408
      Certificates of deposits:
          Less than $100,000                              987,321             871,819             1,999,421             1,667,923
          $100,000 or more                                272,395             193,957               547,451               383,328
                                                       ----------          ----------            ----------            ----------

          Total interest expense on deposits            1,513,991           1,362,568             3,114,455             2,651,342

      Interest on federal funds purchased                      38               1,185                    38                 3,455
                                                       ----------          ----------            ----------            ----------

          Total interest expense                        1,514,029           1,363,753             3,114,493             2,654,797
                                                       ----------          ----------            ----------            ----------

Net interest income                                     2,567,743           2,552,066             5,105,737             4,982,280
Provision for loan losses                                  93,000              93,000               177,000               177,000
                                                       ----------          ----------            ----------            ----------

Net interest income after provision for loan losses     2,474,743           2,459,066             4,928,737             4,805,280

Noninterest income:

      Service charges on deposit accounts                 410,152             382,711               805,747               729,940
      Other service charges & fees                        220,401             215,458               420,416               424,966
                                                       ----------          ----------            ----------            ----------

          Total noninterest income                        630,553             598,169             1,226,163             1,154,906

Noninterest expense:

      Salaries & benefits                               1,132,667           1,004,982             2,283,059             2,014,379
      Occupancy expense                                   202,783             207,896               414,373               411,846
      Data processing                                      94,905              77,731               191,987               140,322
      Other                                               539,037             573,396             1,049,921             1,063,822
                                                       ----------          ----------            ----------            ----------

          Total noninterest expense                     1,969,392           1,864,005             3,939,340             3,630,369
                                                       ----------          ----------            ----------            ----------

Income before income taxes                              1,135,904           1,193,230             2,215,560             2,329,817

      Income taxes                                        386,207             405,698               753,289               792,138
                                                       ----------          ----------            ----------            ----------

Net Income                                             $  749,697          $  787,532            $1,462,271            $1,537,679
                                                       ==========          ==========            ==========            ==========

Basic Earnings per share                               $     0.10          $     0.11            $     0.19            $     0.21
                                                       ==========          ==========            ==========            ==========

Diluted earnings per share                             $     0.10          $     0.10            $     0.19            $     0.20
                                                       ==========          ==========            ==========            ==========

Basic weighted average shares outstanding               7,509,117           7,493,563             7,505,742             7,485,880
Effect of dilutive stock options                          271,654             306,721               285,379               309,216
                                                       ----------          ----------            ----------            ----------
Diluted weighted average shares outstanding             7,780,771           7,800,284             7,791,121             7,795,096
                                                       ==========          ==========            ==========            ==========



          See notes to financial statements.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - Financial Statements (Cont.)

                         HAMPTON ROADS BANKSHARES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                          Six Months Ended               Six Months Ended
                                                                           June 30, 2001                   June 30, 2000
                                                                           -------------                   -------------
Operating Activities
Net income                                                                $  1,462,271                   $  1,537,679
Adjustments to reconcile net income to net cash
   provided by operating activities:
         Depreciation and amortization                                         295,392                        245,527
         Provision for loan losses                                             177,000                        177,000
         Net amortization of premiums and accretion
               of discounts on investment securities                           (12,187)                        (1,169)
         Gain on sale of real estate acquired
               in settlement of loans                                           (4,447)                       (17,607)
         Gain on sale of premises and equipment                                     --                        (26,263)
         Changes in:
               Interest receivable                                               8,120                         63,005
               Other assets                                                    (87,617)                        39,971
               Interest payable                                                 (1,377)                        11,443
               Other liabilities                                               350,366                        427,073
                                                                          ------------                   ------------
Net cash provided by operating activities                                    2,187,521                      2,456,659

Investing Activities
         Proceeds from maturities and calls of investment securities        15,547,524                        253,063
         Purchase of investment securities                                  (8,000,000)                            --
         Purchase of Federal Reserve Bank Stock                                 (4,100)                       (11,750)
         Net increase in total loans                                       (15,261,891)                   (10,363,627)
         Purchase of premises & equipment                                     (126,489)                      (452,462)
         Cash proceeds from sale of premises and equipment                          --                        328,763
         Cash received from rental income                                       24,554                         32,187
         Proceeds from sale of real estate acquired in
               settlement of loans                                             237,448                        123,120
                                                                          ------------                   ------------
Net cash used in investing activities                                       (7,582,954)                   (10,090,706)

Financing Activities
         Net increase in deposits                                            3,662,038                      4,205,533
         Dividends reinvested                                                       --                         81,897
         Sales of common stock                                                  73,212                         62,504
         Cash proceeds from exercise of stock options                           26,261                         41,788
         Dividends paid                                                     (1,876,572)                    (1,198,203)
                                                                          ------------                   ------------
Net cash provided by financing activities                                    1,884,939                      3,193,519
                                                                          ------------                   ------------

Decrease in cash and cash equivalents                                       (3,510,494)                    (4,440,528)
Cash and cash equivalents beginning of period                               14,077,613                     15,046,640
                                                                          ------------                   ------------
Cash and cash equivalents end of period                                   $ 10,567,119                   $ 10,606,112
                                                                          ============                   ============

Supplemental noncash information:
         Transfer between loans and real estate acquired in
          settlement of loans                                             $    195,000                   $    198,900


See notes to financial statements.

                         HAMPTON ROADS BANKSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                 June 30, 2001

NOTE A - BASIS OF PRESENTATION

Hampton Roads Bankshares, Inc., a Virginia Corporation (the "Holding Company"), was incorporated under the laws of the Commonwealth of Virginia on February 28, 2001, primarily to serve as a holding company for Bank of Hampton Roads ( the "Bank"). All requisite regulatory approvals and the satisfaction of all other conditions to the Reorganization have been completed. The Reorganization was effective on July 1, 2001. The financial statements reflect the financial position, results of operations, and cash flows of the Bank, as the formation of the holding company was consummated after the quarter ending June 30, 2001. On July 1, 2001, the effective date of the Reorganization, all Bank of Hampton Roads common stock, $0.625 par value was converted to the common stock, $0.625 par value, of Hampton Roads Bankshares, Inc. on a share for share exchange basis, making the Bank a wholly owned subsidiary of the Holding Company (the "Reorganization").

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Bank's annual report on Form 10-K for the year ended December 31, 2000.

The Bank has adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective with the fiscal quarter beginning July 1, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized as either assets or liabilities in the statement of financial position and be measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and whether or not the derivative is designated as a hedging instrument. The adoption of SFAS No. 133 did not have any effect on the financial condition or results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125 ("SFAS 140"). It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS 140 requires a debtor to reclassify financial assets pledged as collateral and report these assets separately in the statement of financial position. It also requires a secured party to disclose information, including fair value, about collateral that it has accepted and is permitted by contract or custom to sell or repledge. SFAS 140 includes specific disclosure requirements for entities with securitized financial assets and entities that securitize assets. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2000, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not have any effect on the Bank's financial condition or results of operations.


NOTE B - INVESTMENT SECURITIES

The aggregate carrying and fair market values of investment securities held to maturity were:

                                                                       June 30, 2001
                                                               Amortized         Estimated
                                                                  Cost          Market Value
                                                             --------------  ------------------

U.S. Treasury and agency securities                           $ 13,998,059        $ 14,121,522
Mortgage backed securities                                          28,424              28,110
                                                              ------------        ------------

Total held-to-maturity securities                             $ 14,026,483        $ 14,149,632
                                                              ============        ============

NOTE C - LOANS



Major classifications of loans are summarized as follows:
                                                             June 30, 2001   December 31, 2000
                                                             -------------   -----------------
Commercial                                                    $ 46,885,253        $ 47,103,192
Construction                                                    27,135,843          23,892,083
Real estate-commercial mortgage                                 54,971,974          45,750,351
Real estate-residential mortgage                                23,978,124          23,545,948
Installment loans to individuals                                19,239,362          16,889,405
Deferred loan fees and related costs                                53,860              32,185
                                                              ------------        ------------

Total loans                                                   $172,264,416        $157,213,164
                                                              ============        ============

Non-performing assets are as follows:
                                                             June 30, 2001   December 31, 2000
                                                             -------------   -----------------

Loans 90 days past due and still accruing interest            $    341,538        $    506,966
Nonaccrual loans                                                   145,130             187,144
Real estate acquired in settlement of loans                      1,037,605           1,100,160
                                                              ------------        ------------

Total non-performing assets                                   $  1,524,273        $  1,794,270
                                                              ============        ============

Allowance as a percentage of non-performing loans                      140%                110%
Non-performing assets as a percentage of total loans                  0.88%               1.14%



NOTE D - ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the six months ended June 30, 2001 and 2000 were as follows:



                                       2001          2000
                                    ----------    ----------

   Balance at beginning of year     $1,969,271    $1,852,885
   Provision for loan losses           177,000       177,000
   Loans charged off                   (18,812)     (181,211)
   Recoveries                            3,173         9,946
                                    ----------    ----------

   Balance at end of period         $2,130,632    $1,858,620
                                    ==========    ==========



NOTE E - BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following:


                                        June 30, 2001   December 31, 2000
                                        --------------  ------------------
   Land                                   $ 2,766,638         $ 2,766,638
   Buildings and improvements               4,571,950           4,569,050
   Equipment, furniture and fixtures        3,631,045           3,507,456
                                          -----------         -----------
                                           10,969,633          10,843,144
   Less accumulated depreciation           (2,517,857)         (2,235,095)
                                          -----------         -----------

   Net premises and equipment             $ 8,451,776         $ 8,608,049
                                          ===========         ===========

PART I - FINANCIAL INFORMATION


ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   On April 24, 2001, the shareholders approved the reorganization of the Bank into the holding company structure in accordance with the terms and conditions set forth in the Agreement and Plan of Reorganization, dated March 13, 2001, and the related Plan of Share Exchange between the Bank and Hampton Roads Bankshares, Inc. This transaction was consummated on July 1, 2001 and accordingly, financial information for the period ended June 30, 2001, contained herein, only reflects the operations of the Bank. The Holding Company did not engage in any business activity prior to the July 1, 2001 effected date of the Reorganization, and its one significant asset at the present time is its investment in the Bank resulting from the Reorganization. The Proxy Statement used in connection with the annual meeting contains a more complete description of the business of the Bank and the Holding Company, as well as the terms of the Reorganization.

   Bank of Hampton Roads was organized in March of 1987 and commenced banking operations in December of 1987. The Bank engages in a general community and commercial banking business, emphasizing the needs of individuals as well as small and medium sized businesses in its primary service area. The following discussion and analysis by the Bank's management compares the financial condition and results of the Bank's operations for the six months ended June 30, 2001 and June 30, 2000. The following should be read in conjunction with the Bank's 2000 Annual Report.

   The growth in the number of accounts maintained by the Bank motivated the purchase of a new state-of-the-art data processing system which enhanced the overall efficiency of the Bank. The new system, which was installed during the fourth quarter of 1999, is equipped with the latest technology available to the banking industry. Telephone banking and check imaging are among the products that were introduced to customers during 2000. The Bank has continued in 2001 to offer customers the most recent banking products. VISA(R) check cards were offered to consumers beginning in the first quarter of the new year.


Financial Condition

   The first half of 2001 proved to be very successful for Bank of Hampton Roads, with average assets increasing an additional $11.1 million over year-end 2000 to a new record of $206.4 million. The Bank's total assets at June 30, 2001 reached a new high of $207.9 million, up $3.7 million or 1.8% from $204.2 million on December 31, 2000.

   The Bank of Hampton Roads' primary market objective focuses on generating construction, consumer and commercial loans to small and medium sized businesses as well as individuals. The loan portfolio has continued to grow in 2001, increasing $15.1 million to $172.3 million on June 30, 2001 from $157.2 million on December 31, 2000. Average loans for the first six months of 2001 increased $12.5 million from year-end 2000 to a record $163.0 million. An emphasis has been placed on maintaining the diversification of the loan portfolio with respect to loan type, nature of collateral and geographic location. This emphasis has resulted in success, with no one loan type holding a disproportionately large percentage of the overall loan portfolio. Asset quality has continued to be strong on all loans. The allowance for loan losses on June 30, 2001 was $2.1 million, or 1.24% of outstanding loans. Loan charge-offs were $18,812 for the first half of 2001. Based upon management's review of historical trends and the estimate of losses inherent in the portfolio, it considers the allowance to be adequate.

   The convenience and growth in branch office locations contributed to
successful market share gains.   In the first half of 2001, we have experienced
a $10.0 million or 6.3% increase in average deposits from year-end 2000 to a new high of $169.5 million. Total month end deposits increased during the first six months of 2001 from $167.4 million at December 31, 2000 to $171.1 million at June 30, 2001, an increase of 2.2%. This positive growth trend was universal to all of our offices and was supported by the Bank's competitive interest rates on all deposit products, special deposit promotions, and product enhancements. As the Bank grows it will continue to seek core deposits as they are the main source of funds for our earning assets.

    The Bank's investment portfolio, consisting primarily of U.S. Agency securities, serves as a source of liquidity to fund future loan growth and to meet the necessary collateral requirements for public funds on deposit. The investment portfolio was $14.0 million or 6.7% of total assets on June 30, 2001 compared to $21.6 million or 10.6% of total assets on December 31, 2000. Federal Funds sold are temporary investments used for daily cash management purposes, as well as management of short-term interest rate opportunities and interest rate risk. Federal funds sold decreased by $64,434 or 1.4% during the first half of 2001.

   Investment in premises and equipment has decreased through the first half of 2001, by a net amount of $156,273 due to depreciation of $282,762 net of fixed asset purchases of $126,489.

Results of Operations

   During the first six months of 2001, the Bank had net income of $1.46 million, resulting in a return of 1.43% on average total assets of $206.4 million. During the comparable period in 2000, the Bank earned $1.54 million resulting in a return of 1.61% on average total assets of $191.0 million.
Basic earnings per share decreased to $0.19 per share during the first half of 2001 as compared to $ 0.21 for the same period in 2000.

   Net interest income, the principal source of the Bank's earnings, represents the difference between interest and fees earned from lending and investment activities and the interest paid to fund these activities. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements impact net interest income.

   Due to continued growth in the loan portfolio over the past year, interest income on loans increased $.6 million or 8.7% in the first six months of 2001 from $6.9 million on June 30, 2000 to $7.5 million on June 30, 2001. As a result of investment calls in the first half of 2001, interest income on investment securities decreased by $77,734, or 12.19% for the first six months of 2001 as compared to the same time period in the prior year. Correspondingly, interest on federal funds sold increased $63,575 for the first six months of 2001 as compared to the same period in 2000.

   Interest expense on deposits increased in 2001 by $463,113, or 17.5%, when compared to the same six month period in 2000. This increase is consistent with the growth experienced in our average deposits for the same period in 2001 compared to 2000, as well as changes in the composition of our deposit accounts.

   The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Bank's efficiency in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Bank's net interest margin decreased from 5.8% during the first six months of 2000 to 5.5% for the same period in 2001. This decrease can be attributed to changes in the balance sheet mix, changes in the yields obtained from interest earning assets and paid on interest bearing liabilities, a falling interest rate environment, and changes in volume.

   Non-interest income increased by $71,257, or 6.2% in the first six months of 2001 from $1.15 million for the period ended June 30, 2000 to $1.23 million for the period ended June 30, 2001. Service charges on deposit accounts, representing 65.7% of total non-interest income, increased $75,807 or 10.4% from 2000 to 2001.

   Non-interest expense consists of salaries and benefits provided to employees of the Bank, expenses related to premises and equipment, data processing expenses, and operating expenses associated with day to day business affairs. Total non-interest expense increased $308,971 or 8.5% in the first six months of 2001 when compared to the same period in 2000. This increase can be attributed to the purchase of new data processing equipment and its associated
depreciation.   Several new positions were added in late 2000 resulting in an increase in salaries and benefits.

Capital Resources and Adequacy

   Shareholders' equity was $33.9 million or 16.3% of total assets as of June 30, 2001 as compared to $34.2 million or 16.8% as of December 31, 2000. Under Federal Reserve Bank ("FRB") rules, the Bank was considered "well-capitalized", the highest category of capitalization defined by the regulators as of June 30, 2001. The Bank's ability to generate capital through earnings, Dividend Reinvestment and Optional Cash Purchase Plans available to its shareholders has been exceptional. Management believes that a strong capital position is necessary to take advantage of attractive growth and investment opportunities. On January 9, 2001, management declared a $0.25 per share dividend payable on March 15, 2001. The total dividend declared and paid was $1,876,572.



ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Bank's primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Bank's interest earning assets and interest bearing liabilities.

   The primary goal of the Bank's asset/liability management strategy is to maximize its net interest income over time while keeping interest rate risk exposure within levels established by the Bank's management. The Bank's ability to manage its interest rate risk depends generally on the Bank's ability to match the maturities and repricing characteristics of its assets and liabilities while taking into account the separate goals of maintaining asset quality and liquidity and achieving the desired level of net interest income. The principal variables that affect the Bank's management of its interest rate risk include the Bank's existing interest rate gap position, management's assessment of future interest rates, and the withdrawal of liabilities over time.

   The Bank's primary technique for managing its interest rate risk exposure is the management of the Bank's interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period.
At June 30, 2001, the Bank's one year "positive gap" (interest earning assets maturing within a period exceed interest bearing liabilities repricing within the same period) was approximately $5.9 million, or 2.83% of total assets.
Thus, during periods of rising interest rates, this implies that the Bank's net interest income would be positively affected because the yield of the Bank's interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. In periods of falling interest rates, the opposite effect on net interest income is likely to occur. At December 31, 2000, the Bank's one year "positive gap" was approximately $1.3 million, or 0.64% of total assets.

   The following tables sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2000 and June 30, 2001 that are subject to repricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.



Interest Sensitivity Analysis
December 31, 2000

(in thousands)                       0-3 Months   4-12 Months  1-3 Years   4-5 Years     Over 5 Years       Total
--------------                       ----------   -----------  ---------   ---------     ------------      --------
Interest Earning Assets:

Loans                                 $53,091       $19,855     $31,110     $49,505        $ 3,652         $157,213
Federal Funds Sold                      4,718            --          --          --             --            4,718
Securities (by call date)               7,538         9,996       3,997          --            657           22,188
                                      -------       -------     -------     -------        -------         --------

Total Interest Earning
     Assets                           $65,347       $29,851     $35,107     $49,505        $ 4,309         $184,119
                                      =======       =======     =======     =======        =======         ========

Interest Bearing Liabilities:

Interest Checking                     $11,966       $    --     $    --     $    --        $    --         $ 11,966
Money Market                           22,017            --          --          --             --           22,017
Savings                                 9,575            --          --          --             --            9,575
Time Deposits                          18,939        31,389      25,299       8,805             97           84,529
                                      -------       -------     -------     -------        -------         --------

Total Interest Bearing
     Liabilities                      $62,497       $31,389     $25,299     $ 8,805        $    97         $128,087
                                      =======       =======     =======     =======        =======         ========

Interest Sensitivity Gap              $ 2,850       $(1,538)    $ 9,808     $40,700        $ 4,212         $ 56,032

Cumulative Interest
     Sensitivity Gap                  $ 2,850       $ 1,312     $11,120     $51,820        $56,032         $ 56,032

Cumulative Interest Sensitivity
     Gap as a Percentage
     of Total Assets                     1.40%         0.64%       5.45%      25.38%         27.44%           27.44%




Interest Sensitivity Analysis
June 30, 2001

(in thousands)                      0-3 Months   4-12 Months   1-3 Years   4-5 Years     Over 5 Years    Total
--------------                      ----------   -----------   ---------   ---------     ------------   --------
Interest Earning Assets:

Loans                                 $62,759       $19,738     $34,868     $51,370        $ 3,529      $172,264
Federal Funds Sold                      4,653            --          --          --             --         4,653
Securities (by call date)               7,002         2,999       3,998          27            630        14,656
                                      -------       -------     -------     -------        -------      --------

Total Interest Earning
     Assets                           $74,414       $22,737     $38,866     $51,397        $ 4,159      $191,573
                                      =======       =======     =======     =======        =======      ========

Interest Bearing Liabilities:

Interest Checking                     $11,466       $    --     $    --     $    --        $    --      $ 11,466
Money Market                           20,735            --          --          --             --        20,735
Savings                                10,322            --          --          --             --        10,322
Time Deposits                          20,720        28,020      27,548      12,341            127        88,756
                                      -------       -------     -------     -------        -------      --------

Total Interest Bearing
     Liabilities                      $63,243       $28,020     $27,548     $12,341        $   127      $131,279
                                      =======       =======     =======     =======        =======      ========

Interest Sensitivity Gap              $11,171       $(5,283)    $11,318     $39,056        $ 4,032      $ 60,294

Cumulative Interest
     Sensitivity Gap                  $11,171       $ 5,888     $17,206     $56,262        $60,294      $ 60,294

Cumulative Interest Sensitivity
     Gap as a Percentage
     of Total Assets                     5.37%         2.83%       8.28%      27.06%         29.00%        29.00%



     The following tables provide information about the Bank's financial instruments that are sensitive to changes in interest rates as of December 31, 2000 and June 30, 2001, based on maturity dates. The Bank had no derivative financial instruments, foreign currency exposure, or trading portfolio as of June 30, 2001.

On-Balance Sheet Financial Instruments
December 31, 2000


                                                  Principal Amount Maturing or Repricing in:
(in thousands)                    1 Year     2 Years    3 Years    4 Years    5 Years   Over 5 Years     Total
--------------                   ---------  ---------  ---------  ---------  ---------  -------------  ----------
Interest Earning Assets:

Fixed Rate Loans                  $27,097    $15,524    $15,586    $22,932    $26,573       $3,652       $111,364
Average Interest Rate                9.14%      8.58%      9.08%      8.84%      9.03%        9.25%

Variable Rate Loans               $45,849    $    --    $    --    $    --    $    --       $   --       $ 45,849
Average Interest Rate               10.35%

Securities                        $ 2,003    $ 3,998    $13,061    $ 2,469    $    --       $  657       $ 22,188
Average Interest Rate                5.17%      5.79%      5.76%      5.83%                   6.00%

Interest Bearing Liabilities:

Interest Checking                 $11,966    $    --    $    --    $    --    $    --       $   --       $ 11,966
Average Interest Rate                2.50%

Money Market                      $22,017    $    --    $    --    $    --    $    --       $   --       $ 22,017
Average Interest Rate                3.30%

Savings                           $ 9,575    $    --    $    --    $    --    $    --       $   --       $  9,575
Average Interest Rate                2.50%

Time Deposits                     $50,328    $11,596    $13,703    $ 3,327    $ 5,478       $   97       $ 84,529
Average Interest Rate                5.65%      6.17%      6.11%      6.36%      7.04%        6.36%

On-Balance Sheet Financial Instruments
June 30, 2001


                                                    Principal Amount Maturing or Repricing in:
(in thousands)                    1 Year     2 Years    3 Years    4 Years    5 Years   Over 5 Years     Total
--------------                   ---------  ---------  ---------  ---------  ---------  -------------  ----------
Interest Earning Assets:

Fixed Rate Loans                  $30,400    $13,965    $20,903    $28,248    $23,122     $ 3,529       $120,167
Average Interest Rate                8.49%      9.12%      9.12%      8.84%      8.92%       8.33%

Variable Rate Loans               $52,097    $    --    $    --    $    --    $    --     $    --       $ 52,097
Average Interest Rate                8.28%

Securities                        $ 2,000    $ 3,498    $   500    $    28    $ 1,000     $ 7,630       $ 14,656
Average Interest Rate                5.46%      5.90%      5.00%      6.94%      6.13%       6.07%

Interest Bearing Liabilities:

Interest Checking                 $11,466    $    --    $    --    $    --    $    --     $    --       $ 11,466
Average Interest Rate                1.00%

Money Market                      $20,735    $    --    $    --    $    --    $    --     $    --       $ 20,735
Average Interest Rate                3.09%

Savings                           $10,322    $    --    $    --    $    --    $    --     $    --       $ 10,322
Average Interest Rate                1.25%

Time Deposits                     $48,740    $12,627    $14,921    $ 4,663    $ 7,678     $   127       $ 88,756
Average Interest Rate                5.12%      6.10%      6.10%      6.83%      6.83%       7.19%


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of June 30, 2001, there were no significant legal proceedings against the Bank.

ITEM 2 - CHANGES IN SECURITIES

There were no changes in the Bank's securities during the quarter.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Bank's annual meeting of shareholders was held on April 24, 2001.

The shareholders of the Bank approved the Agreement and Plan of Reorganization and the related Plan of Share Exchange dated March 13, 2001 between the Bank of Hampton Roads and Hampton Roads Bankshares, Inc. with 5,222,588 shares representing 69.58% of the outstanding stock voting for the approval.

The shareholders of the Bank re-elected Durwood S. Curling, Herman A. Hall, III, William J. Hearring, and W. Lewis Witt as directors of the Bank with 5,422,934 shares representing 72.25% of the outstanding stock voting for the election. Warren L. Aleck, Robert G. Bagley, Robert W. Clyburn, Jack W. Gibson, Henry P. Barham, DDS, Robert H. Powell, III, Bobby L. Ralph, and Emil A. Viola continue their terms as directors of the Bank.

The shareholders of the Bank voted for the election of PricewaterhouseCoopers LLP as the Bank's independent public accountants for 2001 with 5,400,204 shares or 71.94% of outstanding stock ratifying the election.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            HAMPTON ROADS BANKSHARES, INC.
                                            ------------------------------------
                                                     (Registrant)


DATE: August 10, 2001                                       /s/ Cynthia A. Sabol
      ---------------                                       --------------------

                                                                Cynthia A. Sabol
                                                       Senior Vice President and
                                                         Chief Financial Officer