Form 10-Q
period 2001-09-30
HAMPTON ROADS BANKSHARES INC
filed 2001-11-14
CIK 1143155

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT 1934

For the Quarter ended September 30, 2001     Commission File Number     N/A
                      -------------------                             -------


                         HAMPTON ROADS BANKSHARES, INC.
           ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Virginia                                     54-2053718
--------------------------------------     ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

201 Volvo Parkway, Chesapeake, VA                                23320
-----------------------------------------------------       --------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:     (757) 436-1000
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
Yes    X     No       .
    -------     ------


State the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2001.

Common Stock, $ .625 Par Value                          7,515,852 Shares
------------------------------                         -----------------

                         HAMPTON ROADS BANKSHARES, INC.
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS (unaudited)

       Consolidated Balance Sheets                                 3

           September 30, 2001
           December 31, 2000

       Consolidated Statements of Income                           4

           Three Months ending September 30, 2001
           Three Months ending September 30, 2000
           Nine Months ending September 30, 2001
           Nine Months ending September 30, 2000

       Consolidated Statements of Cash Flows                       5

           Nine Months ending September 30, 2001
           Nine Months ending September 30, 2000

       Notes to Financial Statements                               6

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS       8

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK                                       10




PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                     15

   ITEM 2 - CHANGES IN SECURITIES                                 15

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                       15

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                               15

   ITEM 5 - OTHER INFORMATION                                     15

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                      15


SIGNATURES                                                        15

PART 1 - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                   HAMPTON ROADS BANKSHARES, INC.
                     CONSOLIDATED BALANCE SHEETS




ASSETS                                             September 30, 2001           December 31, 2000
                                                       (Unaudited)                  (Audited)
                                                     -------------                ------------
 Cash & due from banks                               $  10,721,647                $  9,359,897
 Federal funds sold                                     13,728,316                   4,717,716
                                                     -------------                ------------

                                                        24,449,963                  14,077,613

 Investment securities-Held to Maturity (Note B)        21,892,749                  21,561,820
 Federal Reserve Bank Stock                                629,900                     625,800
                                                     -------------                ------------

                                                        22,522,649                  22,187,620

 Loans (Note C)                                        172,240,444                 157,213,164
 Allowance for loan losses (Note D)                     (2,207,818)                 (1,969,271)
                                                     -------------                ------------
   Net loans                                           170,032,626                 155,243,893

 Premises and equipment (Note E)                         8,436,932                   8,608,049
 Interest receivable                                     1,225,303                   1,011,762
 Real estate acquired in settlement of loans               568,273                   1,100,160
 Deferred tax assets                                     1,173,799                   1,173,799
 Other assets                                              856,879                     806,055
                                                     -------------                ------------

 TOTAL ASSETS                                          229,266,424                 204,208,951
                                                     =============                ============


LIABILITIES & SHAREHOLDERS' EQUITY

 Deposits:

   Noninterest bearing demand                           42,183,699                  39,346,864
   Interest bearing:
   Demand                                               36,649,452                  33,983,655
   Savings                                              10,062,436                   9,574,532
   Certificates of deposit:
     Less than $100,000                                 69,468,994                  65,559,269
     $100,000 or more                                   33,003,162                  18,969,922
                                                     -------------                ------------

 Total deposits                                        191,367,743                 167,434,242

 Interest payable                                          627,971                     597,996
 Other liabilities                                       2,552,922                   1,967,659
                                                     -------------                ------------

 Total liabilities                                     194,548,636                 169,999,897

 Shareholders' equity:
   Common stock, $.625 par value:
   Authorized shares- 40,000,000
   Issued and outstanding shares - 7,515,852
       in 2001; and 7,496,426 in 2000                    4,697,408                   4,685,266
   Capital surplus                                      16,346,129                  16,222,904
   Retained earnings                                    13,674,251                  13,300,884
                                                     -------------                ------------
 Total shareholders' equity                             34,717,788                  34,209,054
                                                     -------------                ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY             $ 229,266,424                $204,208,951
                                                     =============                ============

See notes to financial statements.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - Financial Statements (Cont.)

               HAMPTON ROADS BANKSHARES, INC.
        CONSOLIDATED STATEMENTS OF INCOME (unaudited)




                                                         Three Months Ended                           Nine Months Ended
                                              September 30, 2001    September 30, 2000    September 30, 2001  September 30, 2000
                                              -----------------     ------------------    ------------------  ------------------
Interest income:

Loans, including fees                             $ 3,809,191           $ 3,664,006          $ 11,304,551        $ 10,562,054
Investment securities                                 258,256               317,897               818,387             955,762
Federal funds sold                                    120,730                66,383               285,469             167,547
                                                 ------------           -----------          ------------        ------------
Total interest income                               4,188,177             4,048,286            12,408,407          11,685,363

Interest expense on deposits:

Demand                                                188,111               232,463               646,163             699,146
Savings                                                37,746                66,184               147,277             199,592
Certificates of deposits:
Less than $100,000                                    965,620               926,510             2,965,041           2,594,433
$100,000 or more                                      348,555               250,375               896,006             633,703
                                                 ------------           -----------          ------------        ------------

Total interest expense on deposits                  1,540,032             1,475,532             4,654,487           4,126,874

Interest on federal funds purchased                        53                   159                    91               3,614
                                                 ------------           -----------          ------------        ------------

Total interest expense                              1,540,085             1,475,691             4,654,578           4,130,488
                                                 ------------           -----------          ------------        ------------

Net interest income                                 2,648,092             2,572,595             7,753,829           7,554,875
Provision for loan losses ( Note D)                    89,000               102,000               266,000             279,000
                                                 ------------           -----------          ------------        ------------

Net interest income after
provision for loan losses                           2,559,092             2,470,595             7,487,829           7,275,875

Noninterest income:

Service charges on deposit accounts                   396,166               376,857             1,201,913           1,106,797
Other service charges & fees                          196,644               196,906               617,060             621,872
                                                 ------------           -----------          ------------        ------------

Total noninterest income                              592,810               573,763             1,818,973           1,728,669

Noninterest expense:

Salaries & benefits                                 1,150,962             1,103,450             3,434,021           3,117,829
Occupancy expense                                     216,719               208,813               631,092             620,659
Data processing                                        91,366                76,956               283,353             217,278
Other                                                 499,418               510,736             1,549,339           1,574,558
                                                 ------------           -----------          ------------        ------------

Total noninterest expense                           1,958,465             1,899,955             5,897,805           5,530,324
                                                 ------------           -----------          ------------        ------------

Income before income taxes                          1,193,437             1,144,403             3,408,997           3,474,220

Income taxes                                          405,769               389,097             1,159,058           1,181,235
                                                 ------------           -----------          ------------        ------------

Net Income                                        $   787,668             $ 755,306           $ 2,249,939         $ 2,292,985
                                                 ------------           -----------          ------------        ------------

Basic Earnings per share                            $    0.10             $    0.10           $      0.30         $      0.31
                                                 ============           ===========          ============        ============
Diluted earnings per share                          $    0.10             $    0.10           $      0.29         $      0.29
                                                 ============           ===========          ============        ============

Basic weighted average shares outstanding           7,511,679             7,496,443             7,507,742           7,489,424
Effect of dilutive stock options                      237,627               266,401               298,894             310,994
                                                 ============           ===========          ============        ============
Diluted weighted average shares outstanding         7,749,306             7,762,844             7,806,636           7,800,418
                                                 ============           ===========          ============        ============


See notes to financial statements.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - Financial Statements (Cont.)

                         HAMPTON ROADS BANKSHARES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                                 Nine Months Ended
                                                                                  September 30, 2001           September 30, 2000
                                                                                  ------------------           ------------------
Operating Activities
Net income                                                                            $ 2,249,939                  $ 2,292,985
Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                         421,149                      389,145
    Provision for loan losses                                                             266,000                      279,000
    Net amortization of premiums and accretion
     of discounts on investment securities                                                 (9,628)                      (1,721)
    (Gain) Loss on sale of real estate acquired
      in settlement of loans                                                                8,624                      (17,607)
    Gain on sale of premises and equipment                                                      -                      (26,263)
    Changes in:
     Interest receivable                                                                 (213,541)                    (246,391)
     Other assets                                                                         (69,769)                      23,185
     Interest payable                                                                      29,975                       95,188
     Other liabilities                                                                    596,744                      623,002
                                                                                     ------------                  -----------
Net cash provided by operating activities                                               3,279,493                    3,410,523

Investing Activities
  Proceeds from maturities and calls of investment securities                          20,548,699                      255,077
  Purchase of investment securities                                                   (20,870,000)                           -
  Purchase of Federal Reserve Bank Stock                                                   (4,100)                     (11,750)
  Net increase in total loans                                                         (15,040,052)                 (10,572,274)
  Purchase of premises & equipment                                                       (231,087)                    (487,730)
  Cash proceeds from sale of premises and equipment                                             -                      328,763
  Cash received from rental income                                                         36,379                       47,370
  Proceeds from sale of real estate acquired in
    settlement of loans                                                                   472,203                      151,840
                                                                                     ------------                  -----------
Net cash used in investing activities                                                 (15,087,958)                 (10,288,704)

Financing Activities
  Net increase in deposits                                                             23,933,501                    5,962,167
  Dividends reinvested                                                                          -                       81,897
  Sales of common stock                                                                    73,176                       62,227
  Cash proceeds from exercise of stock options                                             50,710                       41,788
  Dividends paid                                                                       (1,876,572)                  (1,198,848)
                                                                                     ------------                  -----------
Net cash provided by financing activities                                              22,180,815                    4,949,231
                                                                                     ------------                  -----------

Increase (Decrease) in cash and cash equivalents                                       10,372,350                   (1,928,950)
Cash and cash equivalents beginning of period                                          14,077,613                   15,046,640
                                                                                     ------------                  -----------
Cash and cash equivalents end of period                                              $ 24,449,963                 $ 13,117,690
                                                                                     ============                 ============

Supplemental noncash information:
  Net transfer between loans and real estate acquired in
   settlement of loans                                                               $    (14,681)                $    198,900


See notes to financial statements.

                         HAMPTON ROADS BANKSHARES, INC.
                   NOTES TO FINANCIAL STATEMENTS (Unaudited)
                               September 30, 2001

NOTE A - BASIS OF PRESENTATION

Hampton Roads Bankshares, Inc., a Virginia Corporation (the "Holding Company"), was incorporated under the laws of the Commonwealth of Virginia on February 28, 2001, primarily to serve as a holding company for Bank of Hampton Roads ( the "Bank"). All requisite regulatory approvals and the satisfaction of all other conditions to the Reorganization have been completed. The Reorganization was effective on July 1, 2001. The financial statements reflect the financial position, results of operations, and cash flows of the Bank and the Holding Company on a consolidated basis as of September 30, 2001. On July 1, 2001, all Bank of Hampton Roads common stock, $0.625 par value, was converted to the common stock, $0.625 par value, of Hampton Roads Bankshares, Inc. on a share for share exchange basis, making the Bank a wholly owned subsidiary of the Holding Company (the "Reorganization").

The reorganization was accounted for in a manner similar to a pooling of interests. Accordingly, the prior period consolidated financial statements of the Company are identical to the prior period consolidated financial statements of the Bank.

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

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; the use of the pooling-of-interest method of accounting is prohibited after this time, except for combinations of mutual enterprises. SFAS No. 141 also established specific criteria for the recognition of intangible assets separately from goodwill.
SFAS No. 142 eliminates the amortization of goodwill and instead requires a periodic review of any goodwill balance for possible impairment. It also
requires that goodwill be allocated at the reporting unit level.   SFAS No. 142
is effective for years beginning after December 15, 2001. SFAS No. 142 also contains provisions related to intangible assets other than goodwill. These statements are not expected to have a material impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that Statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This statement is not expected to have a material impact on the Company's financial statements.

NOTE B - INVESTMENT SECURITIES

The aggregate carrying and fair market values of investment securities held to maturity were:

                                        September 30, 2001          December 31, 2000
                                      Amortized    Estimated     Amortized    Estimated
                                        Cost      Market Value     Cost      Market Value
                                     -----------  ------------  -----------  ------------

U.S. Agency securities               $21,865,520   $22,162,978  $21,530,824   $21,391,436
Mortgage Backed securities                27,229        27,161       30,996        30,636
                                     -----------   -----------  -----------   -----------

Total held-to-maturity securities    $21,892,749   $22,190,139  $21,561,820   $21,422,072
                                     ===========   ===========  ===========   ===========

NOTE C - LOANS

Major classifications of loans are summarized as follows:

                                   September 30, 2001   December 31, 2000
                                   -------------------  ------------------

Commercial                            $ 46,859,432        $ 47,103,192
Construction                            27,847,341          23,892,083
Real estate-commercial mortgage         55,245,674          45,750,351
Real estate-residential mortgage        23,338,238          23,545,948
Installment loans to individuals        18,874,696          16,889,405
Deferred loan fees and related costs        75,063              32,185
                                      ------------        ------------

Total loans                           $172,240,444        $157,213,164
                                      ============        ============

Non-performing assets are as
 follows:
                                   September 30, 2001   December 31, 2000
                                   ------------------   -----------------
Loans 90 days past due and still
 accruing interest                    $    476,859        $    506,966
Nonaccrual loans                           142,450             187,144
Real estate acquired in
 settlement of loans                       568,273           1,100,160
                                      ------------        ------------

Total non-performing assets           $  1,187,582        $  1,794,270
                                      ============        ============

Allowance as a percentage of
 non-performing assets                         186%                110%

Non-performing assets as a
 percentage of total loans                    0.69%               1.14%

NOTE D - ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the nine months ended September 30, 2001 and 2000 were as follows:

                                       2001          2000
                                    ----------    ----------

   Balance at beginning of year     $1,969,271    $1,852,885
   Provision for loan losses           266,000       279,000
   Loans charged off                   (31,017)     (207,857)
   Recoveries                            3,564        14,120
                                    ----------    ----------

   Balance at end of period         $2,207,818    $1,938,148
                                    ==========    ==========

NOTE E - BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following:

                                      September 30, 2001   December 31, 2000
                                      -------------------  ------------------
 Land                                     $ 2,766,638         $ 2,766,638
 Buildings and improvements                 4,587,638           4,569,050
 Equipment, furniture and fixtures          3,719,955           3,507,456
                                          -----------         -----------
                                           11,074,231          10,843,144
 Less accumulated depreciation             (2,637,299)         (2,235,095)
                                          -----------         -----------

 Net premises and equipment               $ 8,436,932         $ 8,608,049
                                          ===========         ===========


PART I - FINANCIAL INFORMATION

ITEM 2 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   On April 24, 2001, the shareholders approved the reorganization of the Bank of Hampton Roads (the "Bank") into the holding company structure in accordance with the terms and conditions set forth in the Agreement and Plan of Reorganization, dated March 13, 2001, and the related Plan of Share Exchange between the Bank and Hampton Roads Bankshares, Inc. (the "Company") This transaction was consummated on July 1, 2001 and accordingly, financial information for the period ended September 30, 2001, contained herein, reflects the consolidated operations of the Bank and the Holding Company. The Holding Company did not engage in any business activity prior to the July 1, 2001 effective date of the Reorganization, and its one significant asset at the present time is its investment in the Bank resulting from the Reorganization. The Proxy Statement used in connection with the April, 2001 annual meeting contains a more complete description of the business of the Bank and the Holding Company, as well as the terms of the Reorganization.

   Bank of Hampton Roads was organized in March of 1987 and commenced banking operations in December of 1987. The Bank engages in a general community and commercial banking business, emphasizing the needs of individuals as well as small and medium sized businesses in its primary service area. The following discussion and analysis by the Company's management compares the financial condition and results of the Company's operations for the nine months ended September 30, 2001 and September 30, 2000. The following should be read in conjunction with the Bank's 2000 Annual Report.

   The growth in the number of accounts maintained by the Company motivated the purchase of a new state-of-the-art data processing system which enhanced the overall efficiency of the Company. The new system, which was installed during the fourth quarter of 1999, is equipped with the latest technology available to the banking industry. Telephone banking and check imaging are among the products that were introduced to customers during 2000. The Company has continued in 2001 to offer customers the most recent banking products. VISA(R) check cards were offered to consumers beginning in the first quarter of the new year.

Financial Condition

   The first nine months of 2001 proved to be very successful for Hampton Roads Bankshares, Inc., with average assets increasing an additional $15.6 million over the average 2000 balance to a new record of $210.9 million. The Company's total assets at September 30, 2001 reached a new high of $229.3 million, up $25.1 million or 12.3% from $204.2 million on December 31, 2000.

   The Company's primary market objective focuses on generating construction, real estate, consumer and commercial loans to small and medium sized businesses as well as individuals. The loan portfolio has continued to grow in 2001, increasing $15.0 million to $172.2 million on September 30, 2001 from $157.2 million on December 31, 2000. Average loans for the first nine months of 2001 increased $15.1 million from the average in 2000 to a record $165.7 million. An emphasis has been placed on maintaining the diversification of the loan portfolio with respect to loan type, nature of collateral and geographic location. This emphasis has resulted in success, with no one loan type holding a disproportionately large percentage of the overall loan portfolio. Asset quality has continued to be strong on all loans. The allowance for loan losses on September 30, 2001 was $2.2 million, or 1.28% of outstanding loans. Loan charge-offs were $31,017 for the first nine months of 2001. Based upon management's review of historical trends and the estimate of losses inherent in the portfolio, it considers the allowance to be adequate.

   The convenience and growth in branch office locations contributed to
successful market share gains.   In the first nine months of 2001, the Company
has experienced a $14.3 million or 9.0% increase in average deposits from the average 2000 balance to a new high of $173.8 million. Total month end deposits increased during the first nine months of 2001 from $167.4 million at December 31, 2000 to $191.4 million at September 30, 2001, an increase of 14.3%. This positive growth trend was universal to all of our offices and was supported by the Company's competitive interest rates on all deposit products, special deposit promotions, and product enhancements. As the Company grows it will continue to seek core deposits as they are the main source of funds for the Company's earning assets.

    The Company's investment portfolio, consisting primarily of U.S. Agency securities, serves as a source of liquidity to fund future loan growth and to meet the necessary collateral requirements for public funds on deposit. The investment portfolio was $21.9 million or 9.6% of total assets on September 30, 2001 compared to $21.6 million or 10.6% of total assets on December 31, 2000. Federal Funds sold are temporary investments used for daily cash management purposes, as well as management of short-term interest rate opportunities and interest rate risk. Federal funds sold increased by $9.0 million or 191.0% at September 30, 2001 compared to December 31, 2000.

   Investment in premises and equipment has decreased through the first nine months of 2001, by a net amount of $171,117 due to depreciation of $402,204 offset by fixed asset purchases of $231,087.

Results of Operations

   During the first nine months of 2001, the Company had net income of $2.25 million, resulting in a return of 1.43% on average total assets of $210.9 million. During the comparable period in 2000, the Bank earned $2.29 million resulting in a return of 1.58% on average total assets of $193.0. million. Basic earnings per share decreased to $0.30 per share during the first nine months of 2001 as compared to $ 0.31 for the same period in 2000.

   Net interest income, the principal source of the Company's earnings, represents the difference between interest and fees earned from lending and investment activities and the interest paid to fund these activities. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements impact net interest income.

   Due to continued growth in the loan portfolio over the past year, interest income on loans increased $.7 million or 7.0% in the first nine months of 2001 to $11.3 million from $10.6 million for the nine months ended September 30, 2000. As a result of investment calls and the decreasing interest rate environment in the first nine months of 2001, interest income on investment securities decreased by $137,375, or 14.4% for the first nine months of 2001 as compared to the same time period in the prior year. Interest on federal funds sold increased $117,922 for the first nine months of 2001 as compared to the same period in 2000 as a result of the additional balances outstanding.

   Interest expense on deposits increased in 2001 by $527,613, or 12.8%, when compared to the same nine month period in 2000. This increase is consistent with the growth experienced in our average deposits for the same period in 2001 compared to 2000, as well as changes in the composition of our deposit accounts, and decreasing rates.

   The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company's efficiency in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company's net interest margin decreased from 5.8% during the first nine months of 2000 to 5.4% for the same period in 2001. This decrease can be attributed to changes in the balance sheet mix, changes in the yields obtained from interest earning assets and paid on interest bearing liabilities, a falling interest rate environment, and changes in volume.

   Non-interest income increased by $90,304, or 5.2% in the first nine months of 2001 from $1.73 million for the period ended September 30, 2000 to $1.82 million for the period ended September 30, 2001. Service charges on deposit accounts, representing 66.1% of total non-interest income, increased $95,116 or 8.6% from 2000 to 2001.

   Non-interest expense consists of salaries and benefits provided to employees of the Company, expenses related to premises and equipment, data processing expenses, and operating expenses associated with day to day business affairs. Total non-interest expense increased $367,481 or 6.6% in the first nine months of 2001 when compared to the same period in 2000. This increase can be attributed to the purchase of new data processing equipment and its associated
depreciation.   Several new positions were added in late 2000 resulting in an increase in salaries and benefits.

Capital Resources and Adequacy

   Shareholders' equity was $34.7 million or 15.1% of total assets as of September 30, 2001 as compared to $34.2 million or 16.8% as of December 31, 2000. Under Federal Reserve Bank ("FRB") rules, the Company was considered "well-capitalized", the highest category of capitalization defined by the regulators as of September 30, 2001. The Company's ability to generate capital through earnings, Dividend Reinvestment and Optional Cash Purchase Plans available to its shareholders has been exceptional. Management believes that a strong capital position is necessary to take advantage of attractive growth and investment opportunities. On January 9, 2001, management declared a $0.25 per share dividend payable on March 15, 2001. The total dividend declared and paid was $1,876,572.


Forward Looking Statements

   Included in this discussion are forward-looking management comments and other statements that reflect management's current outlook for the future. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the statements. Such risks and uncertainties include, but are not limited to, general business and economic conditions, climatic conditions, competitive pricing pressures, and product availability.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's primary market risk exposure is interest rate risk. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company's interest earning assets and interest bearing liabilities.

   The primary goal of the Company's asset/liability management strategy is to maximize its net interest income over time while keeping interest rate risk exposure within levels established by the Company's management. The Company's ability to manage its interest rate risk depends generally on the Company's ability to match the maturities and repricing characteristics of its assets and liabilities while taking into account the separate goals of maintaining asset quality and liquidity and achieving the desired level of net interest income. The principal variables that affect the Company's management of its interest rate risk include the Company's existing interest rate gap position, management's assessment of future interest rates, and the withdrawal of liabilities over time.

   The Company's primary technique for managing its interest rate risk exposure is the management of the Company's interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. At September 30, 2001, the Company's one year "positive gap" (interest earning assets maturing or repricing within a period exceed interest bearing liabilities maturing or repricing within the same period) was approximately $6.9 million, or 3.01% of total assets. Thus, during periods of rising interest rates, this implies that the Company's net interest income would be positively affected because the yield of the Company's interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. In periods of falling interest rates, the opposite effect on net interest income is likely to occur. At December 31, 2000, the Company's one year "positive gap" was approximately $1.3 million, or 0.64% of total assets.

   The following tables sets forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2000 and September 30, 2001 that are subject to repricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.



Interest Sensitivity Analysis
September 30, 2001

(in thousands)                   0-3 Months   4-12 Months   1-3 Years   4-5 Years   Over 5 Years    Total
-------------------------------- -----------  -----------   ---------   ---------   ------------   --------

Interest Earning Assets:

Loans                              $66,275      $ 17,895     $35,284     $47,185        $ 5,601   $172,240
Federal Funds Sold                  13,728            --          --          --             --     13,728
Securities (by call date)           10,618         7,249       3,999          27            630     22,523
                                   -------      --------     -------     -------        -------   --------

Total Interest Earning
     Assets                        $90,621      $ 25,144     $39,283     $47,212        $ 6,231   $208,491
                                   =======      ========     =======     =======        =======   ========

Interest Bearing Liabilities:

Interest Checking                  $12,328      $     --     $    --     $    --        $    --   $ 12,328
Money Market                        24,322            --          --          --             --     24,322
Savings                             10,062            --          --          --             --     10,062
Time Deposits                       26,931        35,221      28,211      12,063             46    102,472
                                   -------      --------     -------     -------        -------   --------

Total Interest Bearing
     Liabilities                   $73,643      $ 35,221     $28,211     $12,063        $    46   $149,184
                                   =======      ========     =======     =======        =======   ========

Interest Sensitivity Gap           $16,978      $(10,077)    $11,072     $35,149        $ 6,185   $ 59,307

Cumulative Interest
     Sensitivity Gap               $16,978      $  6,901     $17,973     $53,122        $59,307   $ 59,307

Cumulative Interest Sensitivity
     Gap as a Percentage
     of Total Assets                  7.41%         3.01%       7.84%      23.17%         25.87%     25.87%




Interest Sensitivity Analysis
December 31, 2000

(in thousands)                       0-3 Months   4-12 Months   1-3 Years  4-5 Years  Over 5 Years  Total
---------------------------------    ----------   -----------   ---------  ---------  ------------ --------

Interest Earning Assets:

Loans                                 $53,091       $19,855     $31,110     $49,505     $ 3,652   $157,213
Federal Funds Sold                      4,718            --          --          --          --      4,718
Securities (by call date)               7,538         9,996       3,997          --         657     22,188
                                      -------       -------     -------   ---------     -------   --------

Total Interest Earning
     Assets                           $65,347       $29,851     $35,107     $49,505     $ 4,309   $184,119
                                      =======       =======     =======   =========     =======   ========

Interest Bearing Liabilities:

Interest Checking                     $11,966       $    --     $    --     $    --     $    --   $ 11,966
Money Market                           22,017            --          --          --          --     22,017
Savings                                 9,575            --          --          --          --      9,575
Time Deposits                          18,939        31,389      25,299       8,805          97     84,529
                                      -------       -------     -------   ---------     -------   --------

Total Interest Bearing
     Liabilities                      $62,497       $31,389     $25,299     $ 8,805     $    97   $128,087
                                      =======       =======     =======   =========     =======   ========

Interest Sensitivity Gap              $ 2,850       $(1,538)    $ 9,808     $40,700     $ 4,212   $ 56,032

Cumulative Interest
     Sensitivity Gap                  $ 2,850       $ 1,312     $11,120     $51,820     $56,032   $ 56,032

Cumulative Interest Sensitivity
     Gap as a Percentage
     of Total Assets                     1.40%         0.64%       5.45%      25.38%      27.44%     27.44%

     The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates as of September 30, 2001 and December 31, 2000, based on maturity or repricing dates. The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of September 30, 2001.

                        On-Balance Sheet Financial Instruments
September 30, 2001

                                     Principal Amount Maturing or Repricing in:
(in thousands)                    1 Year     2 Years    3 Years    4 Years    5 Years   Over 5 Years     Total
-------------------------------  ---------  ---------  ---------  ---------  ---------  -------------  ---------

Interest Earning Assets:

Fixed Rate Loans                  $31,679    $14,132    $21,152    $25,947    $21,238      $5,601       $119,749
Average Interest Rate                8.50%      8.52%      9.01%      9.00%      8.76%       8.62%

Variable Rate Loans               $52,491    $    --    $    --    $    --    $    --      $   --       $ 52,491
Average Interest Rate                7.71%

Securities                        $17,867    $ 3,499    $   500    $    27    $    --      $  630       $ 22,523
Average Interest Rate                5.75%      5.90%      5.00%      6.94%                  6.00%

Interest Bearing Liabilities:

Interest Checking                 $12,328    $    --    $    --    $    --    $    --      $   --       $ 12,328
Average Interest Rate                1.00%

Money Market                      $24,322    $    --    $    --    $    --    $    --      $   --       $ 24,322
Average Interest Rate                2.71%

Savings                           $10,062    $    --    $    --    $    --    $    --      $   --       $ 10,062
Average Interest Rate                1.25%

Time Deposits                     $62,152    $12,932    $15,279    $ 4,557    $ 7,505      $   47       $102,472
Average Interest Rate                4.59%      5.90%      5.90%      6.80%      6.80%       5.13%


On-Balance Sheet Financial Instruments
December 31, 2000


                                     Principal Amount Maturing or Repricing in:
(in thousands)                    1 Year     2 Years    3 Years    4 Years    5 Years   Over 5 Years     Total
-------------------------------  ---------  ---------  ---------  ---------  ---------  -------------  ---------
Interest Earning Assets:

Fixed Rate Loans                  $27,097    $15,524    $15,586    $22,932    $26,573      $3,652       $111,364
Average Interest Rate                9.14%      8.58%      9.08%      8.84%      9.03%       9.25%

Variable Rate Loans               $45,849    $    --    $    --    $    --    $    --      $   --       $ 45,849
Average Interest Rate               10.35%

Securities                        $ 2,003    $ 3,998    $13,061    $ 2,469    $    --      $  657       $ 22,188
Average Interest Rate                5.17%      5.79%      5.76%      5.83%                  6.00%

Interest Bearing Liabilities:

Interest Checking                 $11,966    $    --    $    --    $    --    $    --      $   --       $ 11,966
Average Interest Rate                2.50%

Money Market                      $22,017    $    --    $    --    $    --    $    --      $   --       $ 22,017
Average Interest Rate                3.30%

Savings                           $ 9,575    $    --    $    --    $    --    $    --      $   --       $  9,575
Average Interest Rate                2.50%

Time Deposits                     $50,328    $11,596    $13,703    $ 3,327    $ 5,478      $   97       $ 84,529
Average Interest Rate                5.65%      6.17%      6.11%      6.36%      7.04%       6.36%


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of September 30, 2001, there were no significant legal proceedings against the Company.

ITEM 2 - CHANGES IN SECURITIES

There were no changes in the Company's securities during the quarter.

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



                                              HAMPTON ROADS BANKSHARES, INC.
                                              ------------------------------
                                                           (Registrant)


DATE: November 10, 2001                              /s/ Cynthia A. Sabol
      -----------------                              --------------------
                                                         Cynthia A. Sabol
                                                         Senior Vice President
                                                         and Chief Financial
                                                         Officer