Form 10-K
period 2001-12-31
HAMPTON ROADS BANKSHARES INC
filed 2002-03-29
CIK 1143155

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001    Commission file number 005-62335
                          -----------------                           ---------

                         Hampton Roads Bankshares, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Virginia                                    54-2053718
          --------                                    ----------
    (State of incorporation)                      (IRS Employer I.D. No.)

                  201 Volvo Parkway, Chesapeake, Virginia 23320
                  ---------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code (757) 436-1000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $.625 per share
                     ---------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the 6,601,109 shares held by non-affiliates as of March 4, 2002 based on the last sales price of $9.00 as recorded by the Bank of Hampton Roads (Transfer Agent) was $59,409,981.

The number of shares outstanding of the issuer's common stock as of March 4, 2002 was 7,476,490 shares of its $0.625 par value Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report for the year ended December 31, 2001 are incorporated by reference into Parts I and II, which Annual Report is filed herewith as Exhibit 13.

Portions of the proxy statement for the annual stockholders' meeting to be held April 23, 2002, are incorporated by reference into Part III.

                                     PART 1

ITEM 1 - DESCRIPTION OF BUSINESS

A.  General Development of Business:

       Hampton Roads Bankshares, Inc., a Virginia corporation (the Holding Company), was incorporated under the laws of the Commonwealth of Virginia on February 28, 2001, primarily to serve as a holding company for Bank of Hampton Roads (the Bank). On July 1, 2001, all Bank of Hampton Roads common stock, $0.625 par value, was converted to the common stock, $0.625 par value, of Hampton Roads Bankshares, Inc. on a share for share exchange basis, making the Bank a wholly owned subsidiary of the Holding Company.

B.  Financial Information about Industry Segments:

       The Company does not participate in any industry segments outside of the financial services industry.

C.  Narrative Description of Business:

Principal Products or Services:
------------------------------

       The principal business of the Company is to attract deposits and to loan or invest those deposits on profitable terms. The Company engages in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in its primary service area which includes Chesapeake, Suffolk, Norfolk, and Virginia Beach, Virginia. The Company offers all traditional loan and deposit banking services as well as newer services, such as telephone banking and debit cards. The Company accepts both commercial and consumer deposits. These deposits are in varied forms of both demand and time accounts including checking accounts, interest checking, money market accounts, savings accounts, certificates of deposit, and IRA accounts.

       The Company is heavily involved in the construction and real estate lending market and actively extends both personal and commercial credit. Loans consist of varying terms and can be secured or unsecured. Loans to individuals are for personal, household, and family purposes. Loans to businesses are for such purposes as working capital, plant expansion, and equipment purchases. See Management's Discussion and Analysis of Financial Condition and Results of Operations for the breakdown of loans by classification.

Competition:
-----------

       Federal and state legislative changes have significantly increased competition among financial institutions, and current trends toward deregulation are expected to increase competition even further. In its market area, the Company operates in a competitive banking environment that includes multiple commercial banks, savings banks and credit unions. Many of these institutions have substantially greater assets and capital than the Company. In many instances, these institutions have greater lending limits than the Company. As of March 4, 2002, the Company could not loan in excess of $5.0 million to a single borrower, unless the Company could sell participations in such a loan to other financial institutions. Finally, the Company faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds. In summary, the Company competes with many institutions which are larger in size and, therefore, can offer more products than the Company at very competitive rates. The Company believes that its pricing of products has remained competitive, but that the Company's historical success is primarily attributable to high quality service and community involvement.

Supervision and Regulations:
---------------------------

The Bank

       The Bank operates as a state bank subject to supervision and regulation by the Bureau of Financial Institutions of the SCC. The Bureau of Financial Institutions regulates all areas of a Virginia state bank's commercial banking operations including reserves, loans, mergers, payment of dividends, establishment of branches and other aspects of operations.

       Additionally, the Bank is a member of the FRB system and is subject to the regulations of the FRB. The Bank is also insured by the FDIC, which insures that member banks pay depositors to the extent provided by law in the event an insured bank is closed without adequately providing for the claims of depositors.

       The earnings and growth of the banking industry are affected by the general conditions of the economy and by the fiscal and monetary policies of the federal government and its agencies, including the FRB. The Board of Governors regulates money and credit conditions and, as a result, has a strong influence on interest rates and on general economic conditions. The effect of such policies in the future on the business and earnings of the Bank cannot be predicted with certainty.

The Holding Company

       General. The Company is registered with the FRB as a financial holding company under the Bank Holding Company Act of 1956 (the BHCA) and is subject to ongoing regulation, supervision and examination by the FRB. The Holding Company is required to file with the FRB periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, the BHCA requires a bank holding company to obtain FRB approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more that 5% of such shares, unless it already owns or controls a majority of such voting shares. FRB approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company.

       A bank holding company may not, without providing prior notice to the FRB, purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the Company for all purchases or redemptions by the Company if its equity securities within the preceding 12 months, will equal 10% or more of the Company's consolidated net worth unless it meets the requirements of a well-capitalized and well-managed organization.

       Under certain amendments to the Virginia Financial Institutions Holding Company Act that became effective July 1, 1983, no corporation, partnership or other business entity may acquire, or make any public offer to acquire, more than 5% of the stock of any Virginia financial institution, or any Virginia financial institution holding company, unless it first files an application with the SCC. The SCC is directed by the statute to solicit the views of the affected financial institution, or financial institution holding company, with respect to such stock acquisition, and is empowered to conduct an investigation during the 60 days following receipt of such an application. If the SCC takes no action within the prescribed period, or if during the prescribed period it issues notice of its intent not to disapprove an application, the acquisition may be completed. Under the BHCA, the FRB may disapprove an application or approve an application subject to such conditions as it may deem advisable.

       In addition to the filings required by the FRB as discussed above, the Holding Company is required to make certain periodic filings with the SEC as well as file certain reports on the occurrence of certain material events specified in the Exchange Act. The Holding Company is required to file quarterly and annual reports with the SEC under Section 13 of the Exchange Act, furnish annual reports to shareholders prior the annual meetings of shareholders, and send proxy statements to shareholders prior to any shareholders' meeting, all of which must comply with the provisions of the Exchange Act. In addition, directors, officers and certain shareholders must make detailed disclosures under the Exchange Act regarding their ownership of Holding Company Common Stock.

       Financial Holding Companies. Effective March 11, 2000, pursuant to authority granted under the Gramm-Leach-Bliley Act, a bank holding company may elect to become a financial holding company and thereby engage in a broader range of financial and other activities than are permissible for traditional bank holding companies. In order to qualify for the election, all of the depository institution subsidiaries of the bank holding company must be well-capitalized and well-managed, as defined by regulation, and all of its depository institution subsidiaries must have achieved a rating of satisfactory or better with respect to meeting community credit needs.

       Pursuant to the Gramm-Leach-Bliley Act, financial holding companies are permitted to engage in activities that are "financial in nature" or incidental or complementary thereto, as determined by the FRB. The Gramm-Leach-Bliley Act identifies several activities as "financial in nature," including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. Being designated a financial holding company allows insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions. To preserve the flexibility afforded by this new legislation, the Holding Company became a financial holding company on December 1, 2001.

Employees:
----------

       The Company, as of December 31, 2001, employed 135 people, of whom 130 were full time employees, including the Bank's President and eight Senior Vice Presidents.

Acquisitions:
-------------

       There have been no acquisitions in the three years ended December 31, 2001.

Other:
------

       The Company has no patents, trademarks, licenses, franchises or other concessions which are considered to be material to the operation of the business. The Company's logo is a United States registered servicemark.

       The Company has not invested any funds during the past year which would be considered material for research activities relating to the development of services or improvements to existing services.

       No significant part of its business is dependent upon a single customer or a base of a few customers. The loss of any one customer would not have a material adverse effect on the Company's business.

       The business of the Company is not considered seasonal in nature.


       There has been no public announcement of programs regarding new services to be offered.

D.  Foreign and Domestic Operations:

     The Company is a community bank with no foreign operations.

ITEM 2 - DESCRIPTION OF PROPERTY

     The Company's main office is located at 201 Volvo Parkway, Chesapeake, Virginia 23320. In addition to the main office location, the Bank owns seven other branch offices: four in the City of Chesapeake, one in the City of Norfolk, one in the City of Suffolk, and one in the City of Virginia Beach. The Bank leases the land and/or building in which its remaining eight branches and its loan processing department are located. For additional information about leased properties, see Notes to Consolidated Financial Statements beginning on Page 23 of the Annual Report.

ITEM 3 - LEGAL PROCEEDINGS

     There are no material legal proceedings in which the Company is involved at the present time.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of shareholders during the fourth quarter of 2001.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

A.  Market Information

       Trading of the Company's common stock has been limited and cannot be characterized as amounting to an established public trading market. The Company's common stock is not listed on any exchange, and the Bank acts as the Company's transfer agent. To the best knowledge of management, the price ranges for stock trades that did take place during 2001 and 2000 are listed below.

                                 2001                            2000
                           LOW          HIGH               LOW          HIGH
                           ---          ----               ---          ----
1ST QUARTER              $10.00        $10.50            $12.00        $13.50

2ND QUARTER                9.50         10.50             12.00         13.00

3RD QUARTER                8.50         10.00             10.00         12.50

4TH QUARTER                8.00          9.00             10.00         11.00

       Stock transfers made subsequent to December 31, 2001, through March 4, 2002, for which management had information regarding price paid per share were as follows: 44,422 shares were traded at an average price per share of $8.39. The highest price paid per share during this period was $9.00 and the low price was $8.00.

       In December 2001, the Company implemented a Stock Repurchase Program, where the Company offered to buy back up to 375,000 shares of its common stock at a price of $8.00 per share during the time frame of December 17, 2001 to February 14, 2002. At the end of the repurchase period, 64,918 shares had been tendered to the Company pursuant to the Program.

B.  Holders of Stock

       As of March 4, 2002, there were 7,476,490 shares of common stock outstanding, held by 4,222 shareholders of record.

C.  Dividends

       On February 26, 2002, management declared a $0.26 per share dividend payable April 15, 2002 to shareholders of record on March 15, 2002. A $0.25 per share dividend was declared on January 9, 2001, payable on March 15, 2001, to shareholders of record as of February 15, 2001. A $0.16 per share dividend was declared on November 23, 1999, payable on March 15, 2000 to shareholders of record as of February 15, 2000. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition. Regulatory agencies limit the amount of dividends the Company may pay, without prior approval, to current year earnings plus retained net profits for the two preceding years.

ITEM 6 - SELECTED FINANCIAL DATA

       Selected Financial Data on page 6 of the Annual Report for the year ended December 31, 2001 is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 7 through 17 of the Annual Report for the year ended December 31, 2001 is incorporated herein by reference.

ITEM 7A - MARKET RISK MANAGEMENT

       The Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company's interest earning assets and interest bearing liabilities.

       The primary goal of the Company's asset/liability management strategy is to is to maximize its net interest income over time while keeping interest rate risk exposure within levels established by the Company's management. The Company's ability to manage its interest rate risk depends generally on the Company's ability to match the maturities and repricing characteristics of its assets and liabilities while taking into account the separate goals of maintaining asset quality and liquidity and achieving the desired level of net interest income. The principal variables that affect the Company's management of its interest rate risk include the Company's existing interest rate gap position, management's assessment of future interest rates, and the withdrawal of liabilities over time.

         The Company's primary technique for managing its interest rate risk exposure is the management of the Company's interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. At December 31, 2001, the Company's one year "positive gap" (interest earning assets maturing or repricing within a period exceed interest bearing liabilities maturing or repricing within the same period) was approximately $12.0 million, or 4.99% of total assets. This compares to the Company's one year "positive gap" at December 31, 2000 of $1.3 million, or 0.64% of total assets. Thus, during periods of rising interest rates, this implies that the Company's net interest income would be positively affected because the yield of the Company's interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. In periods of falling interest rates, the opposite effect on net interest income is likely to occur.

         The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2001 and 2000 that are subject to repricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Sensitivity Analysis
December 31, 2001

                                                          91 Days                                       Over
(in thousands)                           1-90 Days        -1 Year       1-3 Years       3-5 Years      5 Years           Total
--------------                           ---------        -------       ---------       ---------      -------           -----
Interest Earning Assets

Loans                                      $ 74,575      $  24,996       $  38,740      $  45,683     $    5,148       $ 189,142
Investment Securities                         5,999          5,250           2,000             25            630          13,904
Overnight Funds Sold                         18,721             --              --             --             --          18,721
                                           --------      ---------       ---------      ---------     ----------       ---------
     Total                                   99,295         30,246          40,740         45,708          5,778         221,767
     Cumulative Totals                     $ 99,295       $129,541       $ 170,281      $ 215,989     $  221,767

Interest Bearing Liabilities

Super NOW Accounts                         $ 14,418      $      --       $      --      $      --     $       --       $  14,418
Money Market Accounts                        25,093             --              --             --             --          25,093
Savings                                       9,789             --              --             --             --           9,789
Time Deposits                                31,035         37,222          23,760         11,382              5         103,404
                                           --------      ---------       ---------      ---------     ----------       ---------
     Total                                   80,335         37,222          23,760         11,382              5         152,704
     Cumulative Totals                     $ 80,335      $ 117,557       $ 141,317      $ 152,699       $152,704
                                           --------      ---------       ---------      ---------     ----------       ---------

Interest Sensitivity Gap                     18,960         (6,976)         16,980         34,326          5,773          69,063
Cumulative Interest
     Sensitivity Gap                       $ 18,960      $  11,984       $  28,964      $  63,290     $   69,063
Cumulative Interest Sensitivity
     Gap as a Percentage
     of Total Assets                           7.90%          4.99%          12.06%         26.36%         28.77%

Interest Sensitivity Analysis
December 31, 2000

                                                          91 Days                                         Over
(in thousands)                            1-90 Days       -1 Year        1-3 Years     3-5 Years        5 Years         Total
--------------                            ---------       -------        ---------     ---------        -------         -----
Interest Earning Assets

Loans                                      $ 53,091      $  19,855       $  31,110     $   49,505     $    3,652      $ 157,213
Investment Securities                         7,538          9,996           3,997             --            657         22,188
Overnight Funds Sold                          4,718             --              --             --             --          4,718
                                           --------      ---------       ---------     ----------     ----------      ---------
     Total                                   65,347         29,851          35,107         49,505          4,309        184,119
     Cumulative Totals                     $ 65,347      $  95,198       $ 130,305     $  179,810     $  184,119

Interest Bearing Liabilities

Super NOW Accounts                         $ 11,966      $      --       $      --     $       --     $       --      $  11,966
Money Market Accounts                        22,017             --              --             --             --         22,017
Savings                                       9,575             --              --             --             --          9,575
Time Deposits                                18,939         31,389          25,299          8,805             97         84,529
                                           --------      ---------       ---------     ----------     ----------      ---------
     Total                                   62,497         31,389          25,299          8,805             97        128,087
     Cumulative Totals                     $ 62,497      $  93,886       $ 119,185     $  127,990     $  128,087
                                           --------      ---------       ---------     ----------     ----------      ---------

Interest Sensitivity Gap                      2,850         (1,538)          9,808         40,700          4,212         56,032
Cumulative Interest
     Sensitivity Gap                       $  2,850      $   1,312       $  11,120     $   51,820     $   56,032
Cumulative Interest Sensitivity
     Gap as a Percentage
     of Total Assets                           1.40%          0.64%           5.45%         25.38%         27.44%

         The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2001 and 2000, based on maturity dates. The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of December 31, 2001 or 2000.

On-Balance Sheet Financial Instruments
December 31, 2001

                                                         Principle Amount Maturing or Repricing in:
(in thousands)                   1 Year       2 Years      3 Years      4 Years      5 Years      Over 5 Years         Total
--------------                   ------       -------      -------      -------      -------      ------------         -----
Interest Earning Assets

Fixed Rate Loans                $  31,214    $  14,459     $ 24,281     $ 22,383    $  23,300       $    5,148       $   120,785*
Average Interest Rate                8.29%        8.88%        8.84%        9.00%        8.39%            8.56%

Variable Rate Loans             $  68,299    $      --     $     --     $     --    $      --       $       --       $    68,299
Average Interest Rate                6.35%

Investment Securities           $   2,000    $   1,999     $     --     $     --    $   3,000       $    6,905       $    13,904
Average Interest Rate                5.86%        5.65%                                  5.83%            5.77%

Interest Bearing Liabilities

Super NOW Accounts              $  14,418    $      --     $     --     $     --    $      --       $       --       $    14,418
Average Interest Rate                0.50%

Money Market                    $  25,093    $      --     $     --     $     --    $      --       $       --       $    25,093
Average Interest Rate                1.82%

Savings                         $   9,789    $      --     $     --     $     --    $      --       $       --       $     9,789
Average Interest Rate                0.80%

Time Deposits                   $  68,257    $  18,363     $  5,397     $  8,430    $   2,952       $        5       $   103,404
Average Interest Rate                3.97%        5.63%        5.99%        6.73%        5.86%            5.20%

* Net of deferred loan fees of $58 thousand.

On-Balance Sheet Financial Instruments
December 31, 2000

                                                      Principal Amount Maturing or Repricing in:
(in thousands)                   1 Year       2 Years      3 Years       4 Years      5 Years       Over 5 Years        Total
--------------                   ------       -------      -------       -------      -------       ------------        -----
Interest Earning Assets

Fixed Rate Loans                $  27,042     $ 15,547    $  15,586     $ 22,932     $ 26,573        $    3,651        $111,331*
Average Interest Rate                9.14%        8.58%        9.08%        8.84%        9.03%             9.25%

Variable Rate Loans             $  45,850     $     --    $      --     $     --     $     --        $       --        $ 45,850
Average Interest Rate               10.35%

Investment Securities           $   2,003     $  3,998    $  13,061     $  2,469     $     --        $      657        $ 22,188
Average Interest Rate                5.17%        5.79%        5.76%        5.83%                          6.00%

Interest Bearing Liabilities

Super NOW Accounts              $  11,966     $     --    $      --     $     --     $     --        $       --        $ 11,966
Average Interest Rate                2.50%

Money Market                    $  22,017     $     --    $      --     $     --     $     --        $       --        $ 22,017
Average Interest Rate                3.30%

Savings                         $   9,575     $     --    $      --     $     --     $     --        $       --        $  9,575
Average Interest Rate                2.50%

Time Deposits                   $  50,328     $ 11,596    $  13,703     $  3,327     $  5,478        $       97        $ 84,529
Average Interest Rate                5.65%        6.17%        6.11%        6.36%        7.04%             6.36%

* Net of deferred loan fees of $32 thousand.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following consolidated financial statements of the Registrant and the Independent Auditors' Reports set forth on pages 18 through 35 of the Annual Report for the year ended December 31, 2001 are incorporated herein by reference or as noted and included as part of this 10-K.

                                                                        Page in           Page in
                                                                     Annual Report         10-K
                                                                     -------------         ----
Independent Auditors' Report - December 31, 2000                                            F-1

Independent Auditors' Report - December 31, 2001                          18

Consolidated Balance Sheets - December 31, 2001 and 2000                  19

Consolidated Statements of Income - Years Ended
         December 31, 2001, 2000, and 1999                                20

Consolidated Statements of Shareholders' Equity - Years
         Ended December 31, 2001, 2000, and 1999                          21

Consolidated Statements of Cash Flows - Years Ended
         December 31, 2001, 2000, and 1999                                22

Notes to Consolidated Financial Statements -
         December 31, 2001, 2000, and 1999                                23

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Accountants


To the Board of Directors and Shareholders
Hampton Roads Bankshares, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Hampton Roads Bankshares, Inc. and its subsidiary (formerly Bank of Hampton Roads) at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the periods ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Virginia Beach, VA

February 12, 2001

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Form 8-K reporting a change in accountants was filed on October 19, 2001.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the Directors and Executive Officers in the proxy statement for the annual shareholders meeting to be held April 23, 2002, filed on March 18, 2002, is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

         Information concerning executive compensation in the proxy statement for the annual shareholders meeting to be held April 23, 2002, filed on March 18, 2002, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management in the proxy statement for the annual shareholders meeting to be held April 23, 2002, filed on March 18, 2002, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions in the proxy statement for the annual shareholders meeting to be held April 23, 2002, filed on March 18, 2002, is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

          1. The following consolidated financial statements of the Registrant and the Independent Auditors' Reports set forth on pages 18 through 35 of the Annual Report for the year ended December 31, 2001 are incorporated herein by reference or as noted and included as part of this 10-K.

                                                                                Page in         Page in
                                                                             Annual Report       10-K
                                                                             -------------       ----
             Independent Auditors' Report -
                 December 31, 2000                                                               F-1
             Independent Auditors' Report -
                 December 31, 2001                                                 18
             Consolidated Balance Sheets -
                 December 31, 2001 and 2000                                        19
             Consolidated Statements of Income - Years Ended
                 December 31, 2001, 2000, and 1999                                 20
             Consolidated Statements of Shareholders' Equity - Years
                 Ended December 31, 2001, 2000, and 1999                           21
             Consolidated Statements of Cash Flows - Years Ended
                 December 31, 2001, 2000, and 1999                                 22
             Notes to Consolidated Financial Statements -
                 December 31, 2001, 2000, and 1999                                 23

          2. Financial Statement Schedules - None.

          3. The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such
             Exhibit Index is incorporated herein by reference.

      (b) Reports on Form 8-K

          Form 8-K reporting a change in accountants was filed on October 19, 2001.

      (c) Exhibits required by Item 601 of Regulation S-K

          The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

      (d) Financial Statements excluded from Annual Report pursuant to Rule 14a-3(b)

          Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Hampton Roads Bankshares, Inc.

                                                 /s/ Jack W. Gibson
                                                 ------------------------------
                                                 Jack W. Gibson. President &
                                                 Chief Executive Officer
                                                 (3/12/02)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Bobby L. Ralph                       /s/ Herman A. Hall, III
------------------------------------     ---------------------------------------
Bobby L. Ralph, Director                 Herman A. Hall, III, Director
(3/12/02)                                (3/12/02)


/s/ Robert G. Bagley                     /s/ Emil A. Viola
------------------------------------     ---------------------------------------
Robert G. Bagley                         Emil A. Viola, Director and
Senior Vice President, Director          Chairman
(3/12/02)                                (3/12/02)


/s/ W. Lewis Witt                        /s/ Henry P. Barham
------------------------------------     ---------------------------------------
W. Lewis Witt, Director                  Henry P. Barham, Director
(3/12/02)                                (3/12/02)


/s/ Durwood S. Curling                   /s/ Cynthia A. Sabol
------------------------------------     ---------------------------------------
Durwood S. Curling, Director             Cynthia A. Sabol, Senior Vice President
(3/12/02)                                and Chief Financial Officer
                                         (3/12/02)

/s/ Jack W. Gibson                       /s/ Lorelle L. Fritsch
------------------------------------     ---------------------------------------
Jack W. Gibson, President and            Lorelle L. Fritsch
Chief Executive Officer, Director        Vice President and Controller
(3/12/02)                                (3/12/02)

                                  Exhibit Index
                         Hampton Roads Bankshares, Inc.

Exhibit 2 - Agreement and Plan of Reorganization

The Agreement and Plan of Reorganization dated March 13, 2001 between the Company and Bank of Hampton Roads filed with the Company's Form 8-K dated July 2, 2001, is incorporated herein by reference.

Exhibit 3 - Articles of Incorporation and Bylaws

The Articles of Incorporation and Bylaws of Hampton Roads Bankshares Inc. filed with the Company's Form 8-K dated July 2, 2001, are incorporated herein by reference.

Exhibit 10 - Material Contracts

The two employment contracts, filed as Exhibit 7 of the F-1 Statement dated March 28, 1988, are incorporated herein by reference.

Exhibit 10.1-10.4 - Employment Agreements with Bank Officers

The Employment Agreements with Bank Officers, filed with the 1993 form 10-K dated March 31, 1994, are incorporated herein by reference.

Exhibit 10.5 - Supplemental Retirement Agreement

The Supplemental Retirement Agreement, filed with the 1993 form 10-K dated March 31, 1994, is incorporated herein by reference.

Exhibit 10.6 - Non-Qualified Limited Stock Option Plan for Directors and
               Employees

The Non-Qualified Limited Stock Option Plan for Directors and Employees, filed with the 1993 form 10-K dated March 31, 1994, is incorporated herein by reference.

Exhibit 10.7 - Agreement and Plan of Share Exchange with Coastal Virginia Bank

The Agreement and Plan of Share Exchange with Coastal Virginia Bank, filed with the 1993 form 10-K dated March 31, 1994, is incorporated herein by reference.

Exhibit 10.8 - Purchase and Assumption Agreement with the Federal Deposit
               Insurance Corporation

The Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation, filed with the 1993 form 10-K dated March 31, 1994, is incorporated herein by reference.

Exhibit 10.9 - Non-Qualified Stock Option Plan

The Non-Qualified Stock Option Plan, filed with the 1993 form 10-K dated March 31, 1994, is incorporated herein by reference.

Exhibit 10.10-10.13 - Employment Agreements with Bank Officers and Amendments to
                      Employment Agreements with Bank Officers

Employment Agreements with Bank Officers and Amendments to Employment Agreements with Bank Officers entered into in 1996, filed with the 1996 form 10-KSB dated March 31, 1997, are incorporated herein by reference.

Exhibit 10.14-10.15 - Employment Agreements with Bank Officers

Employment Agreements with Bank Officers entered into in 1999, filed with the 1999 form 10-K dated March 27, 2000, are incorporated herein by reference.

Exhibit 10.16 - Tender Offer Agreement

The Tender Offer to purchase the Company's Common Stock dated December 17, 2001, filed with the Company's Schedule TO-1, filed December 14, 2001, as amended, is incorporated herein by reference.

Exhibit 10.17 - Dividend Reinvestment and Stock Purchase Plan

The Dividend Reinvestment and Stock Purchase Plan dated March 14, 2002 filed with the Company's Form S-3 dated March 14, 2002, is incorporated herein by reference.

Exhibit 10.18 - Employment Agreement with Bank Officer

Employment Agreement with Bank Officer entered into in 2001 is attached as a part of this 10-K.

Exhibit 13 - Annual Report to Security Holders

The Annual Report for the year ended December 31, 2001. Such report, except to the extent incorporated herein by reference, is being furnished for informational purposes only and is not deemed to be filed as part of the Report on Form 10-K.

Exhibit 21 - Subsidiaries of the Registrant

Bank of Hampton Roads, a Virginia corporation, is a wholly owned subsidiary of Hampton Roads Bankshares, Inc.

     (1) Bank of Hampton Roads Service Corporation, a Virginia corporation, is a wholly owned subsidiary of Bank of Hampton Roads. Bank of Hampton Roads Service Corporation owns a 9% interest in Bankers Title of Hampton Roads, LLC which was organized in Virginia.

Hampton Roads Bankshares, Inc. owns a 10% interest in Tidewater Home Funding, LLC which was organized in Virginia.

Exhibit 23.1 - Consent of Experts

Consent of KPMG LLP is attached as part of this Form 10-K.

Exhibit 23.2 - Consent of Experts

Consent of PWC LLP is attached as part of this Form 10-K.