Form 10-Q
period 2002-03-31
HAMPTON ROADS BANKSHARES INC
filed 2002-05-15
CIK 1143155

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2002   Commission File Number 005-62335
                               --------------                          ---------

                         HAMPTON ROADS BANKSHARES, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Virginia                                      54-2053718
-------------------------------                  -------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                     201 Volvo Parkway, Chesapeake, VA 23320
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:   (757) 436-1000
                                                    ----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
    -------     -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of March 31, 2002.

Common Stock, $ .625 Par Value                                 7,485,896 Shares
-------------------------------------------------------------------------------

                         HAMPTON ROADS BANKSHARES, INC.
                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS (unaudited)

        Consolidated Balance Sheets                                          3

             March 31, 2002
             December 31, 2001

        Consolidated Statements of Income                                    4

             Three Months ended March 31, 2002
             Three Months ended March 31, 2001

        Consolidated Statements of Shareholders' Equity                      5

             March 31, 2002
             December 31, 2001

        Consolidated Statements of Cash Flows                                6

             Three Months ended March 31, 2002
             Three Months ended March 31, 2001

        Notes to Consolidated Financial Statements                           7

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    9

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                     11


PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                               16

   ITEM 2 - CHANGES IN SECURITIES                                           16

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                 16

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY
              HOLDERS                                                       16

   ITEM 5 - OTHER INFORMATION                                               16

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                16


SIGNATURES                                                                  17

PART 1 - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

                         HAMPTON ROADS BANKSHARES, INC.
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                       March 31, 2002  December 31, 2001
                                               (Unaudited)       (Audited)
                                             --------------  -----------------
  Cash and due from banks                       $  11,164,798    $     8,243,788
  Overnight funds sold                              7,263,306         18,721,307
                                               --------------  -----------------

                                                   18,428,104         26,965,095

  Investment securities                            23,839,151         13,273,275
  Federal Home Loan Bank stock                        247,500                  -
  Federal Reserve Bank stock                          630,450            630,450
                                               --------------  -----------------

                                                   24,717,101         13,903,725

  Loans                                           187,398,845        189,141,610
  Allowance for loan losses                        (2,119,107)        (2,121,137)
                                               --------------  -----------------

   Net loans                                      185,279,738        187,020,473

  Premises and equipment                            8,370,922          8,477,631
  Interest receivable                               1,074,570          1,093,852
  Real estate acquired in settlement of loans         559,574            562,498
  Deferred tax assets                               1,162,669          1,162,669
  Other assets                                      1,280,740            893,818
                                               --------------  -----------------

  TOTAL ASSETS                                    240,873,418        240,079,761
                                               ==============  =================


LIABILITIES AND SHAREHOLDERS' EQUITY

  Deposits:

   Noninterest bearing demand                      49,429,084         45,811,413
   Interest bearing:
   Demand                                          39,403,496         39,511,642
   Savings                                         10,960,241          9,788,712
   Time deposits:
    Less than $100,000                             68,139,764         68,463,475
    $100,000 or more                               33,559,348         34,940,030
                                               --------------  -----------------

  Total deposits                                  201,491,933        198,515,272

  Interest payable                                    510,992            583,319
  Dividends payable                                 1,943,614                  -
  Other borrowings                                      5,000          3,235,000
  Other liabilities                                 2,856,403          2,123,191
                                               --------------  -----------------

  Total liabilities                               206,807,942        204,456,782

  Shareholders' equity:
    Common stock, $0.625 par value:
    Authorized shares- 40,000,000
    Issued and outstanding shares - 7,485,896
       in 2002; and 7,518,066 in 2001               4,678,685          4,698,791
    Capital surplus                                16,095,677         16,369,564
    Retained earnings                              13,291,114         14,554,624
                                               --------------  -----------------
Total shareholders' equity                         34,065,476         35,622,979
                                               --------------  -----------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY        $ 240,873,418    $   240,079,761
                                               ==============  =================

See notes to consolidated financial statements (unaudited).

PART 1 - FINANCIAL INFORMATION
ITEM 1 - Financial Statements (Cont.)

                         HAMPTON ROADS BANKSHARES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (unaudited)

                                                   Three Months Ended
                                          March 31, 2002        March 31, 2001
                                        ------------------    ------------------
Interest income:

   Loans, including fees                      $3,698,802        $3,747,396
   Investment securities                         216,669           308,841
   Overnight funds sold                           71,621            82,221
                                              ----------        ----------

Total interest income                          3,987,092         4,138,458

Interest expense:

   Deposits:
     Demand                                      139,426           249,344
     Savings                                      27,438            63,964
     Time deposits:
       Less than $100,000                        842,179         1,012,100
       $100,000 or more                          291,592           275,056
   Other borrowings                                6,524                 -
                                              ----------        ----------

Total interest expense                         1,307,159         1,600,464
                                              ----------        ----------

Net interest income                            2,679,933         2,537,994
Provision for loan losses                         99,000            84,000
                                              ----------        ----------

Net interest income after
   provision for loan losses                   2,580,933         2,453,994

Noninterest income:

   Service charges on deposit accounts           370,284           395,595
   ATM surcharge fees                             58,787            52,434
   Other service charges & fees                  179,668           147,581
                                              ----------        ----------

Total noninterest income                         608,739           595,610

Noninterest expense:

   Salaries and benefits                       1,298,017         1,150,392
   Occupancy                                     229,997           211,590
   Data processing                                96,344            97,082
   Other                                         534,854           510,884
                                              ----------        ----------

Total noninterest expense                      2,159,212         1,969,948
                                              ----------        ----------

Income before provision for income taxes       1,030,460         1,079,656

Provision for income taxes                       350,357           367,082
                                              ----------        ----------

Net Income                                    $  680,103        $  712,574
                                              ==========        ==========

Basic earnings per share                      $     0.09        $     0.10
                                              ==========        ==========

Diluted earnings per share                    $     0.09        $     0.09
                                              ==========        ==========

Basic weighted average shares outstanding      7,495,215         7,502,331
Effect of dilutive stock options                 220,051           280,828
                                              ----------        ----------
Diluted weighted average shares outstanding    7,715,266         7,783,159
                                              ==========        ==========

See notes to consolidated financial statements (unaudited).

PART 1 - FINANCIAL INFORMATION
ITEM 1 - Financial Statements (Cont.)

                         HAMPTON ROADS BANKSHARES, INC.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (unaudited)

                                             Common Stock              Capital        Retained
                                       Shares          Amount          Surplus        Earnings         Total
                                    ------------    ------------    ------------    ------------    ------------
Balance at January 1, 2001             7,496,426    $  4,685,266    $ 16,222,904    $ 13,300,884    $ 34,209,054
Shares issued related to:
     401(k) plan                           9,189           5,743          67,770               -          73,513
     Exercise of stock options            12,495           7,810          56,541               -          64,351
Payout of fractional shares                  (44)            (28)           (410)              -            (438)
Tax benefit of stock option
     exercises                                 -               -          22,759               -          22,759
Net income                                     -               -               -       3,130,311       3,130,311
Cash dividends ($0.25 per share)               -               -               -      (1,876,571)     (1,876,571)
                                    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2001           7,518,066       4,698,791      16,369,564      14,554,624      35,622,979
Shares issued related to:
     401(k) plan                           8,516           5,323          62,807               -          68,130
     Exercise of stock options            24,245          15,153         142,181               -         157,334
Payout of fractional shares                  (13)             (9)           (108)              -            (117)
Common stock repurchased and
     surrendered                         (64,918)        (40,573)       (478,767)              -        (519,340)
Net income                                     -               -               -         680,103         680,103
Cash dividends ($0.26 per share)               -               -               -      (1,943,613)     (1,943,613)
                                    ------------    ------------    ------------    ------------    ------------
Balance at March 31, 2002              7,485,896    $  4,678,685    $ 16,095,677    $ 13,291,114    $ 34,065,476
                                    ============    ============    ============    ============    ============

See notes to consolidated financial statements (unaudited).

PART 1 - FINANCIAL INFORMATION
ITEM 1 - Financial Statements (Cont.)

                         HAMPTON ROADS BANKSHARES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                   Three Months Ended
                                                              March 31, 2002   March 31, 2001
                                                              --------------   --------------
Operating Activities:
  Net income                                                  $      680,103   $      712,574
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                    127,322          146,161
    Provision for loan losses                                         99,000           84,000
    Net amortization of premiums and accretion
    of discounts on investment securities                             11,762           (1,217)
    Changes in:
      Interest receivable                                             19,282          (88,832)
      Other assets                                                  (393,237)        (159,358)
      Interest payable                                               (72,327)          21,993
      Other liabilities                                              785,132          791,239
                                                              --------------   --------------
Net cash provided by operating activities                          1,257,037        1,506,560

Investing Activities:
  Proceeds from maturities and calls of investment securities      3,002,362        6,676,819
  Purchase of investment securities                              (13,580,000)               -
  Purchase of Federal Home Loan Bank stock                          (247,500)               -
  Net (increase) decrease in total loans                           1,641,735       (7,537,718)
  Purchase of premises and equipment                                 (14,298)         (98,805)
  Net change in real estate aquired in settlement of loans             2,924           11,183
  Proceeds from sale of real estate acquired in
    settlement of loans                                                    -              200
                                                              --------------   --------------
Net cash used in investing activities                             (9,194,777)        (948,321)

Financing Activities:
  Net increase in deposits                                         2,976,661        5,629,548
  Net decrease in other borrowings                                (3,230,000)               -
  Common stock repurchased and surrendered                          (519,340)               -
  Proceeds from shares issued related to 401(k) plan                  68,130           73,367
  Cash proceeds from exercise of stock options                       105,298           10,922
  Dividends paid                                                           -       (1,876,571)
                                                              --------------   --------------
Net cash provided by (used in) financing activities                 (599,251)       3,837,266
                                                              --------------   --------------

Increase (decrease) in cash and cash equivalents                  (8,536,991)       4,395,505
Cash and cash equivalents beginning of period                     26,965,095       14,077,613
                                                              --------------   --------------
Cash and cash equivalents end of period                       $   18,428,104   $   18,473,118
                                                              ==============   ==============

Supplemental noncash information:
  Net transfer between loans and real estate acquired in
    settlement of loans                                       $            -   $      195,000
  Dividends Declared                                          $    1,943,613   $            -

See notes to consolidated financial statements (unaudited).

                         HAMPTON ROADS BANKSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 2002

NOTE A - BASIS OF PRESENTATION

Hampton Roads Bankshares, Inc., a Virginia corporation (the "Holding Company"), was incorporated under the laws of the Commonwealth of Virginia on February 28, 2001, primarily to serve as a holding company for Bank of Hampton Roads ( the "Bank"). On July 1, 2001, all Bank of Hampton Roads common stock, $0.625 par value, was converted to the common stock, $0.625 par value, of Hampton Roads Bankshares, Inc. on a share for share exchange basis, making the Bank a wholly owned subsidiary of the Holding Company. This reorganization was accounted for in a manner similar to a pooling of interest. Accordingly, the prior period consolidated financial statements of Hampton Roads Bankshares, Inc. (the "Company") are identical to the prior period consolidated financial statements of the Bank.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; the use of the pooling-of-interest method of accounting is prohibited after this time, except for combinations of mutual enterprises. SFAS No. 141 also established specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and instead requires a periodic review of any goodwill balance for possible impairment. It also requires that goodwill be allocated at the reporting unit level. SFAS No. 142 is effective for years beginning after December 15, 2001. SFAS No. 142 also contains provisions related to intangible assets other than goodwill. The adoption of these statements did not have a material impact on the Company's financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material impact on the Company's financial statements.

NOTE B - INVESTMENT SECURITIES

The aggregate carrying and fair market values of investment securities held to maturity were:


                                           March 31, 2002              December 31, 2001
                                     Amortized     Estimated     Amortized        Estimated
Value                                  Cost       Market Value     Cost          Market Value
-----                                ----------   ------------  -----------      ------------
U.S. Agency securities              $23,816,822   $23,764,410   $13,248,569      $13,442,465
Mortgage Backed securities               22,329        22,378        24,706           24,519
                                    -----------   -----------   -----------      -----------
Total held-to-maturity securities   $23,839,151   $23,786,788   $13,273,275      $13,466,984
                                    ===========   ===========   ===========      ===========

NOTE C - LOANS

Major classifications of loans are summarized as follows:

                                               March 31, 2002  December 31, 2001
                                               --------------  -----------------
Commercial                                      $ 48,787,261     $ 48,428,566
Construction                                      31,264,889       28,620,409
Real estate-commercial mortgage                   61,003,266       60,494,995
Real estate-residential mortgage                  26,604,544       32,212,316
Installment loans to individuals                  19,683,583       19,327,859
Deferred loan fees and related costs                  55,302           57,465
                                                ------------     ------------

Total loans                                     $187,398,845     $189,141,610
                                                ============     ============

Non-performing assets are as follows:

                                                     March 31, 2002      December 31, 2001
                                                     --------------      -----------------
Loans 90 days past due and still accruing interest     $  776,749           $  664,206
Nonaccrual loans                                              184               12,597
Real estate acquired in settlement of loans               559,574              562,498
                                                       ----------           ----------

Total non-performing assets                            $1,336,507           $1,239,301
                                                       ==========           ==========

Allowance as a percentage of non-performing assets            159%                 171%

Non-performing assets as a percentage of total loans         0.71%                0.66%

NOTE D - ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the three months ended March 31, 2002 and 2001 were as follows:

                                                                         2002                     2001
                                                                         ----                     ----
       Balance at beginning of year                                    $ 2,121,137             $ 1,969,271
       Provision for loan losses                                            99,000                  84,000
       Loans charged off                                                  (106,755)                 (4,789)
       Recoveries                                                            5,725                     956
                                                                   ---------------           -------------

       Balance at end of period                                        $ 2,119,107             $ 2,049,438
                                                                   ===============           =============

NOTE E - BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following:

                                                                    March 31, 2002         December 31, 2001
                                                                    --------------         -----------------
       Land                                                           $  2,766,638            $  2,766,638
       Buildings and improvements                                        4,962,595               4,954,770
       Equipment, furniture and fixtures                                 3,521,111               3,514,638
                                                                      ------------            ------------
                                                                        11,250,344              11,236,046
       Less accumulated depreciation                                    (2,879,422)             (2,758,415)
                                                                      ------------            ------------
Net premises and equipment                                            $  8,370,922            $  8,477,631
                                                                      ============            ============

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       On April 24, 2001, the shareholders approved the reorganization of the Bank of Hampton Roads into the holding company structure in accordance with the terms and conditions set forth in the Agreement and Plan of Reorganization, dated March 13, 2001, and the related Plan of Share Exchange between the Bank and Hampton Roads Bankshares, Inc. This transaction was consummated on July 1, 2001 and accordingly, financial information for the period ended March 31, 2002, contained herein, reflects the consolidated operations of the Bank and the Holding Company. The Holding Company did not engage in any business activity prior to the July 1, 2001 effective date of the reorganization, and its one significant asset at the present time is its investment in the Bank resulting from the reorganization.

       Bank of Hampton Roads was organized in March of 1987 and commenced banking operations in December of 1987. The Bank engages in a general community and commercial banking business, emphasizing the needs of individuals as well as small and medium sized businesses in its primary service area.

       The following discussion and analysis by the Company's management compares the financial condition and results of the Company's operations for the three months ended March 31, 2002 and March 31, 2001. The following should be read in conjunction with the Company's 2001 Annual Report.

Financial Condition

       The first three months of 2002 proved to be very successful for Hampton Roads Bankshares, Inc., with average assets increasing an additional $18.4 million over December 31, 2001 average balance, to a new record of $235.6 million. The Company's total assets at March 31, 2002 reached a new high of $240.9 million, up $794 thousand or 0.3% from $240.1 million on December 31, 2001.

       The Company's primary market objective focuses on generating construction, real estate, consumer and commercial loans to small and medium sized businesses as well as individuals. The loan portfolio experienced a slight decline, decreasing $1.7 million to $187.4 million on March 31, 2002 from $189.1 million on December 31, 2001. Average loans for the first three months of 2002 increased $16.6 million from the average in 2001 to a record $185.5 million. An emphasis has been placed on maintaining the diversification of the loan portfolio with respect to loan type, nature of collateral and geographic location. This emphasis has resulted in success, with no one loan type holding a disproportionately large percentage of the overall loan portfolio. Asset quality has continued to be strong on all loans. The allowance for loan losses on March 31, 2002 was $2.1 million, or 1.1% of outstanding loans. Loan charge-offs were $106,755 for the first three months of 2002. Based upon management's review of historical trends and the estimate of losses inherent in the portfolio, it considers the allowance to be adequate.

       Competitive interest rates on deposits, growth in branch office locations and aggressive call programs by branch personnel have contributed to successful market share gains. In the first three months of 2002, the Company has experienced a $16.6 million or 9.3% increase in average deposits from the average 2001 balance to a new high of $196.4 million. Total month end deposits increased during the first three months of 2002 from $198.5 million at December 31, 2001 to $201.5 million at March 31, 2002, an increase of 1.5%. This positive growth trend was universal to all of our offices and was supported by the Company's advertising campaign, special deposit promotions, and product enhancements. As the Company grows it will continue to seek core deposits as they are the main source of funds for the Company's earning assets.

       The Company's investment portfolio, consisting primarily of U.S. Agency securities, serves as a source of liquidity to fund future loan growth and to meet the necessary collateral requirements for public funds on deposit. The investment portfolio was $23.8 million or 9.9% of total assets on March 31, 2002 compared to $13.3 million or 5.5% of total assets on December 31, 2001. Overnight funds sold are temporary investments used for daily cash management purposes, as well as management of short-term interest rate opportunities and interest rate risk. Overnight funds sold decreased by $11.5 million or 61.2% at March 31, 2002 compared to December 31, 2001. The increase in investments and decline in overnight funds sold was due to the purchase of $13.6 million in investment securities in the first quarter of 2002.

       Investment in premises and equipment has decreased through the first three months of 2002, by a net amount of $106,709 due to depreciation of $121,007 offset by fixed asset purchases of $14,298.

Results of Operations

       During the first three months of 2002, the Company had net income of $680 thousand, resulting in a return of 1.2% on average total assets of $235.6 million. During the comparable period in 2001, the Bank earned $713 thousand resulting in a return of 1.4% on average total assets of $205.9 million. Diluted earnings per share was unchanged at $0.09 per share for the first three months of 2002 as compared to the same period in 2001.

       Net interest income, the principal source of the Company's earnings, represents the difference between interest and fees earned from lending and investment activities and the interest paid to fund these activities. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements impact net interest income.

       Due to decreases in loan yields offset by the loan demand generated by the low interest rate environment which led to an increase in the average loan volume, interest income on loans decreased $49 thousand or 1.3% in the first three months of 2002 to $3.70 million from $3.75 million for the three months ended March 31, 2001. As a result of investment calls and the decreasing interest rate environment during 2001and 2002, interest income on investment securities decreased by $92,172 or 29.8% for the first three months of 2002 as compared to the same time period in the prior year. Interest on overnight funds sold also decreased $10,600 for the first three months of 2002 as compared to the same period in 2001 predominantly due to declining interest rates.

       Interest expense on deposits and borrowings decreased in 2002 by $293,305, or 18.3%, when compared to the same three month period in 2001. This decrease is due to the decrease in overall rates paid on liabilities, as a result of the lower interest rate environment, despite the increase in the Company's average interest bearing liabilities.

       The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company's efficiency in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company's net interest margin decreased from 5.48% during the first three months of 2001 to 4.98% for the same period in 2002. This decrease can be attributed to changes in the balance sheet mix, changes in the yields obtained from interest earning assets and paid on interest bearing liabilities, the falling interest rate environment, and changes in volume.

       Noninterest income increased by $13,129, or 2.2% in the first three months of 2002 from $595,610 for the period ended March 31, 2001 to $608,739 for the period ended March 31, 2002. Service charges on deposit accounts, representing 60.8% of total noninterest income, decreased $25,311 or 6.4% from 2001 to 2002, predominately due to a decline in NSF fee income.

       Noninterest expense consists of salaries and benefits provided to employees of the Company, expenses related to premises and equipment, data processing expenses, and operating expenses associated with day to day business affairs. Total noninterest expense increased $189,264 or 9.6% in the first three months of 2002 when compared to the same period in 2001. This increase can primarily be attributed to a 12.8% increase in salaries and benefits resulting from the addition of several new positions in the fourth quarter of 2001 and the first quarter of 2002, due to the Company's expansion.

Capital Resources and Liquidity

       Shareholders' equity was $34.1 million or 14.1% of total assets as of March 31, 2002 as compared to $35.6 million or 14.8% as of December 31, 2001. Under Federal Reserve Bank ("FRB") rules, the Company was considered "well-capitalized", the highest category of capitalization defined by the regulators as of March 31, 2002. The Company's ability to generate capital through earnings and the Dividend Reinvestment and Optional Cash Purchase Plan available to its shareholders has been exceptional. Management believes that a strong capital position is necessary to take advantage of attractive growth and investment opportunities. On February 26, 2002, management declared a $0.26 per share dividend payable on April 15, 2002.

       In December 2001, the Company implemented a Stock Repurchase Program, where the Company agreed to buy back up to 375,000 shares of its common stock at a price of $8.00 per share during the time frame of December 17, 2001 to February 14, 2002. Upon expiration of the program, 64,918 shares for a total of $519,340 were repurchased by the Company.

       A key goal of asset/liability management is to maintain an adequate degree of liquidity without impairing long-term earnings. Liquidity represents the Company's ability to provide adequate funding sources for loan growth or deposit withdrawals. Short-term liquidity is primarily provided by access to the federal funds market through established correspondent banking relationships. Funds can also be obtained through the Company's borrowing privileges at the Federal Reserve and Federal Home Loan Bank of Atlanta. Additional liquidity is available through loan repayments and maturities of the Company's investment portfolio. The Company maintains a very liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. At March 31, 2002, cash, overnight funds sold, investments in securities, and loans maturing or repricing within one year were $121.5 million or 50.5% of total assets. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors' requirements and to meet its customers' credit needs.

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

       The Company's primary technique for managing its interest rate risk exposure is the management of the Company's interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. At March 31, 2002, the Company's one year "negative gap" (interest bearing liabilities maturing or repricing within a period exceed interest earning assets maturing or repricing within the same period) was approximately ($988) thousand, or (0.41%) of total assets. Thus, during periods of falling interest rates, this implies that the Company's net interest income would be positively affected because the cost of the Company's interest bearing liabilities is likely to be reduced more quickly than the yield of its interest earning assets. At December 31, 2001, the Company's one year "positive gap" was approximately $12 million, or 4.99% of total assets.

       The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2002 and December 31, 2001 that are subject to repricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Sensitivity Analysis
March 31, 2002

(in thousands)                  0-3 Months      4-12 Months       1-3 Years        4-5 Years        Over 5 Years          Total
--------------                  ----------      -----------       ---------        ---------        ------------          -----
Interest earning assets:

Loans                             $ 74,959        $  17,000       $  36,099       $   54,514         $     4,827       $187,399
Investment securities               15,148            7,169           1,522               --                 878         24,717
Overnight funds sold                 7,263               --              --               --                  --          7,263
                                  --------        ---------       ---------       ----------        ------------       --------

Total interest earning
         assets                   $ 97,370        $  24,169       $  37,621       $   54,514         $     5,705       $219,379
                                  ========        =========       =========       ==========         ===========       ========

Cumulative totals                 $ 97,370        $ 121,539       $ 159,160       $  213,674         $   219,379
                                  ========        =========       =========       ==========         ===========
Interest bearing liabilities:

Interest checking                 $ 13,798        $      --       $      --       $       --         $        --       $ 13,798
Money market                        25,606               --              --               --                  --         25,606
Savings                             10,960               --              --               --                  --         10,960
Time deposits                       28,853           43,310          19,352           10,179                   5        101,699
                                  --------        ---------       ---------       ----------         -----------       --------

Total interest bearing
         liabilities              $ 79,217        $  43,310       $  19,352       $   10,179         $         5       $152,063
                                  ========        =========       =========       ==========         ===========       ========

Cumulative totals                 $ 79,217        $ 122,527       $ 141,879       $  152,058         $   152,063
                                  ========        =========       =========       ==========         ===========

Interest sensitivity gap          $ 18,153        $ (19,141)      $  18,269       $   44,335         $     5,700       $ 67,316

Cumulative interest
         sensitivity gap          $ 18,153        $    (988)      $  17,281       $   61,616         $    67,316

Cumulative interest sensitivity
         gap as a percentage
         of total assets              7.54%           -0.41%           7.17%           25.58%              27.95%

Interest Sensitivity Analysis
December 31, 2001

(in thousands)                 0-3 Months        4-12 Months      1-3 Years         4-5 Years       Over 5 Years         Total
--------------                 ----------        -----------      ---------         ---------       ------------         -----
Interest earning assets:

Loans                             $ 74,575        $   24,996      $  38,740        $   45,683        $     5,148       $189,142
Investment securities                5,999             5,250          2,000                25                630         13,904
Overnight funds sold                18,721                --             --                --                 --         18,721
                                  --------        ----------      ---------     -------------        -----------       --------

Total interest earning
         assets                   $ 99,295        $   30,246      $  40,740        $   45,708        $     5,778       $221,767
                                  ========        ==========      =========        ==========        ===========       ========

Cumulative totals                 $ 99,295        $  129,541      $ 170,281        $  215,989        $   221,767
                                  ========        ==========      =========        ==========        ===========
Interest bearing liabilities:

Interest checking                 $ 14,418        $       --      $      --        $       --        $        --       $ 14,418
Money market                        25,093                --             --                --                 --         25,093
Savings                              9,789                --             --                --                 --          9,789
Time deposits                       31,035            37,222         23,760            11,382                  5        103,404
                                 ---------        ----------      ---------         ---------        -----------       --------

Total interest bearing
         liabilities              $ 80,335        $   37,222      $  23,760        $   11,382        $         5       $152,704
                                  ========        ==========      =========        ==========        ===========       ========

Cumulative totals                 $ 80,335        $  117,557      $ 141,317        $  152,699        $   152,704
                                  ========        ==========      -========        ==========        ===========

Interest sensitivity gap          $ 18,960        $   (6,976)     $  16,980        $   34,326        $     5,773       $ 69,063

Cumulative interest
         sensitivity gap          $ 18,960        $   11,984      $  28,964        $   63,290        $    69,063

Cumulative interest sensitivity
         gap as a percentage
         of total assets              7.90%             4.99%         12.06%            26.36%             28.77%

         The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates as of March 31, 2002 and December 31, 2001, based on maturity or repricing dates. The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of March 31, 2002.

On-Balance Sheet Financial Instruments
March 31, 2002

                                                              Principal Amount Maturing or Repricing in:
(in thousands)                       1 Year      2 Years       3 Years      4 Years      5 Years       Over 5 Years         Total
--------------                       ------      -------       -------      -------      -------       ------------         -----
Interest earning assets:

Fixed rate loans                   $ 25,797     $ 14,240      $ 21,859     $ 21,122     $ 33,392         $    4,827     $  121,237*
Average interest rate                  8.36%        9.19%         8.98%        9.09%        7.90%              8.54%

Variable rate loans                $ 66,107     $     --      $     --     $     --     $     --         $       --     $   66,107
Average interest rate                  6.26%

Investment securities              $  1,499     $  1,500      $  7,000     $  4,670     $  7,898         $    2,150     $   24,717
Average interest rate                  5.70%        5.75%         4.48%        5.37%        5.43%              6.15%

Interest bearing liabilities:

Interest checking                  $ 13,798     $     --      $     --     $     --     $     --         $       --     $   13,798
Average interest rate                  0.72%

Money market                       $ 25,606     $     --      $     --     $     --     $     --         $       --     $   25,606
Average interest rate                  1.82%

Savings                            $ 10,960     $     --      $     --     $     --     $     --         $       --     $   10,960
Average interest rate                  0.77%

Time deposits                      $ 72,163     $ 12,431      $  6,921     $  8,138     $  2,041         $        5     $  101,699
Average interest rate                  3.72%        5.33%         6.18%        6.71%        4.59%              5.20%

*Net of deferred loan costs of $55 thousand.

On-Balance Sheet Financial Instruments
December 31, 2001

                                                              Principal Amount Maturing or Repricing in:
(in thousands)                       1 Year      2 Years       3 Years      4 Years      5 Years       Over 5 Years        Total
--------------                       ------      -------       -------      -------      -------       ------------        -----
Interest earning assets:

Fixed rate loans                   $ 31,214     $ 14,459      $ 24,281     $ 22,383     $ 23,300         $    5,148     $  120,785*
Average interest rate                  8.29%        8.88%         8.84%        9.00%        8.39%              8.56%

Variable rate loans                $ 68,299     $     --      $     --     $     --     $     --         $       --     $   68,299
Average interest rate                  6.35%

Investment securities              $  2,000     $  1,999      $     --     $     --     $  3,000         $    6,905     $   13,904
Average interest rate                  5.86%        5.65%                                   5.83%              5.77%

Interest bearing liabilities:

Interest checking                  $ 14,418     $     --      $     --     $     --     $     --         $       --     $   14,418
Average interest rate                  0.50%

Money market                       $ 25,093     $     --      $     --     $     --     $     --         $       --     $   25,093
Average interest rate                  1.82%

Savings                            $  9,789     $     --      $     --     $     --     $     --         $       --     $    9,789
Average interest rate                  0.80%

Time deposits                      $ 68,257     $ 18,363      $  5,397     $  8,430     $  2,952         $        5     $  103,404
Average interest rate                  3.97%        5.63%         5.99%        6.73%        5.86%              5.20%

*Net of deferred loan costs of $58 thousand.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of March 31, 2002, there were no significant legal proceedings against the Company.

ITEM 2 - CHANGES IN SECURITIES

There were no changes in the Company's securities during the quarter.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  HAMPTON ROADS BANKSHARES, INC.
                                                 -------------------------------
                                                          (Registrant)


DATE: May 10, 2002                                   /s/ Cynthia A. Sabol
      ------------                                   --------------------
                                                       Cynthia A. Sabol
                               Senior Vice President and Chief Financial Officer