Form 10-Q
period 2002-06-30
HAMPTON ROADS BANKSHARES INC
filed 2002-08-14
CIK 1143155

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT 1934

           For the quarterly period ended June 30, 2002

Commission File Number 005-62335

HAMPTON ROADS BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Virginia	54-2053718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Volvo Parkway, Chesapeake, VA 23320
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (757) 436-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2002.

Common Stock, $.625 Par Value	7,639,974 Shares

HAMPTON ROADS BANKSHARES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets	3

June 30, 2002

December 31, 2001

Consolidated Statements of Income	4

Three Months ended June 30, 2002

Three Months ended June 30, 2001

Six Months ended June 30, 2002

Six Months ended June 30, 2001

Consolidated Statements of Shareholders’ Equity	5

Six months ended June 30, 2002

Year ended December 31, 2001

Consolidated Statements of Cash Flows	6

Six Months ended June 30, 2002

Six Months ended June 30, 2001

Notes to Consolidated Financial Statements	7

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS	17

ITEM 2—CHANGES IN SECURITIES	17

ITEM 3—DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

ITEM 5—OTHER INFORMATION	17

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K	17

SIGNATURES	17

PART 1—FINANCIAL INFORMATION

ITEM 1—Financial Statements

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$11,677,032	$8,243,788
Overnight funds sold	16,688,038	18,721,307

	28,365,070	26,965,095
Investment securities	36,294,303	13,273,275
Federal Reserve Bank stock	631,100	630,450
Federal Home Loan Bank stock	500,000	—

	37,425,403	13,903,725
Loans	194,686,484	189,141,610
Allowance for loan losses	(2,244,320)	(2,121,137)

Net loans	192,442,164	187,020,473
Premises and equipment	8,277,557	8,477,631
Interest receivable	1,299,727	1,093,852
Real estate acquired in settlement of loans	551,149	562,498
Deferred tax assets	1,218,691	1,162,669
Other assets	1,098,558	893,818

TOTAL ASSETS	$270,678,319	$240,079,761

LIABILITIES & SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$53,641,502	$45,811,413
Interest bearing:
Demand	47,853,481	39,511,642
Savings	10,705,591	9,788,712
Time deposits:
Less than $100,000	70,277,076	68,463,475
$100,000 or more	39,024,754	34,940,030

Total deposits	221,502,404	198,515,272
Interest payable	562,731	583,319
Other liabilities	2,402,155	2,123,191
Other borrowings	10,005,000	3,235,000

Total liabilities	234,472,290	204,456,782
Shareholders’ equity:
Common stock, $.625 par value:
Authorized shares—40,000,000 Issued and outstanding shares—7,639,974 in 2002; and 7,518,066 in 2001	4,774,984	4,698,791
Capital surplus	17,322,614	16,369,564
Retained earnings	14,108,431	14,554,624

Total shareholders’ equity	36,206,029	35,622,979

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$270,678,319	$240,079,761

See notes to consolidated financial statements (unaudited).

PART 1—FINANCIAL INFORMATION

ITEM 1—Financial Statements (Cont.)

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Interest income:
Loans, including fees	$3,832,013	$3,747,964	$7,530,815	$7,495,360
Investment securities	431,119	251,290	647,788	560,131
Overnight funds sold	46,878	82,518	118,499	164,739

Total interest income	4,310,010	4,081,772	8,297,102	8,220,230
Interest expense:
Deposits:
Demand	167,801	208,708	307,227	458,052
Savings	27,629	45,567	55,067	109,531
Time deposits:
Less than $100,000	807,372	987,321	1,649,551	1,999,421
$100,000 or more	298,553	272,395	590,145	547,451
Other borrowings	70,318	38	76,842	38

Total interest expense	1,371,673	1,514,029	2,678,832	3,114,493
Net interest income	2,938,337	2,567,743	5,618,270	5,105,737
Provision for loan losses	123,000	93,000	222,000	177,000

Net interest income after provision for loan losses	2,815,337	2,474,743	5,396,270	4,928,737
Noninterest income:
Service charges on deposit accounts	420,378	410,152	790,662	805,747
ATM surcharge fees	63,972	60,642	122,759	113,076
Other service charges and fees	224,680	159,759	404,348	307,340

Total noninterest income	709,030	630,553	1,317,769	1,226,163
Noninterest expense:
Salaries and employee benefits	1,302,655	1,132,667	2,600,672	2,283,059
Occupancy	228,274	202,783	458,271	414,373
Data processing	101,945	94,905	198,289	191,987
Other	651,208	539,037	1,186,062	1,049,921

Total noninterest expense	2,284,082	1,969,392	4,443,294	3,939,340

Income before provision for income taxes	1,240,285	1,135,904	2,270,745	2,215,560
Provision for income taxes	419,988	386,207	770,345	753,289

Net Income	$820,297	$749,697	$1,500,400	$1,462,271

Basic Earnings per share	$0.11	$0.10	$0.20	$0.19

Diluted earnings per share	$0.10	$0.10	$0.19	$0.19

Basic weighted average shares outstanding	7,614,576	7,509,117	7,554,808	7,505,742
Effect of dilutive stock options	234,970	271,654	229,006	285,379

Diluted weighted average shares outstanding	7,849,546	7,780,771	7,783,814	7,791,121

See notes to consolidated financial statements (unauditied).

PART 1—FINANCIAL INFORMATION

ITEM 1—Financial Statements (Cont.)

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock		Capital Surplus	Retained Earnings	Total
	Shares	Amount
Balance at January 1, 2001	7,496,426	$4,685,266	$16,222,904	$13,300,884	$34,209,054
Shares issued related to:
401(k) plan	9,189	5,743	67,770	—	73,513
Exercise of stock options	12,495	7,810	56,541	—	64,351
Payout of fractional shares	(44)	(28)	(410)	—	(438)
Tax benefit of stock option exercises	—	—	22,759	—	22,759
Net income	—	—	—	3,130,311	3,130,311
Cash dividends ($0.25 per share)	—	—	—	(1,876,571)	(1,876,571)

Balance at December 31, 2001	7,518,066	4,698,791	16,369,564	14,554,624	35,622,979
Shares issued related to:
401(k) plan	8,516	5,323	62,807	—	68,130
Exercise of stock options	35,389	22,118	197,662	—	219,780
Dividend reinvestment	142,960	89,350	1,120,091	—	1,209,440
Payout of fractional shares	(39)	(25)	(324)	—	(349)
Tax benefit of stock option exercises	—	—	51,581	—	51,581
Common stock repurchased and surrendered	(64,918)	(40,573)	(478,767)	—	(519,340)
Net income	—	—	—	1,500,400	1,500,400
Cash dividends ($0.26 per share)	—	—	—	(1,946,593)	(1,946,593)

Balance at June 30, 2002	7,639,974	$4,774,984	$17,322,614	$14,108,431	$36,206,029

See notes to consolidated financial statements (unaudited).

PART 1—FINANCIAL INFORMATION

ITEM 1—Financial Statements (Cont.)

HAMPTON ROADS BANKSHARES, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Operating Activities:
Net income	$1,500,400	$1,462,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	257,986	295,392
Provision for loan losses	222,000	177,000
Net amortization of premiums and accretion of discounts on investment securities	(144,214)	(12,187)
Gain on sale of real estate acquired in settlement of loans	—	(4,447)
Gain on sale of premises and equipment	(1,974)	—
Changes in:
Deferred taxes	(56,022)	—
Interest receivable	(205,875)	8,120
Other assets	(220,632)	(87,617)
Interest payable	(20,588)	(1,377)
Other liabilities	412,039	350,366

Net cash provided by operating activities	1,743,120	2,187,521
Investing Activities:
Proceeds from maturities and calls of investment securities	14,253,186	15,547,524
Purchase of investment securities	(37,130,000)	(8,000,000)
Purchase of Federal Reserve Bank stock	(650)	(4,100)
Purchase of Federal Home Loan Bank stock	(500,000)	—
Net increase in total loans	(5,643,691)	(15,261,891)
Purchase of premises and equipment	(48,787)	(126,489)
Cash proceeds from sale of premises and equipment	8,741	—
Cash received from rental income (paid for) development and improvement of real estate acquired in settlement of loans, net	11,349	24,554
Proceeds from sale of real estate acquired in settlement of loans	—	237,448

Net cash used in investing activities	(29,049,852)	(7,582,954)
Financing Activities:
Net increase in deposits	22,987,132	3,662,038
Net increase in other borrowings	6,770,000	—
Common stock repurchased and surrendered	(519,340)	—
Dividends reinvested	1,209,440	—
Proceeds from shares issued related to 401(k) plan	68,130	73,513
Cash proceeds from exercise of stock options	137,938	25,959
Dividends paid	(1,946,593)	(1,876,571)

Net cash provided by financing activities	28,706,707	1,884,939

Increase (decrease) in cash and cash equivalents	1,399,975	(3,510,494)
Cash and cash equivalents at beginning of period	26,965,095	14,077,613

Cash and cash equivalents at end of period	$28,365,070	$10,567,119

Supplemental noncash information:
Net transfer between loans and real estate acquired in settlement of loans	$—	$195,000

See notes to consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2002

NOTE A—BASIS OF PRESENTATION

Hampton Roads Bankshares, Inc., a Virginia corporation (the “Holding Company”), was incorporated under the laws of the Commonwealth of Virginia on February 28, 2001, primarily to serve as a holding company for Bank of Hampton Roads (the “Bank”). On July 1, 2001, all Bank of Hampton Roads common stock, $0.625 par value, was converted to the common stock, $0.625 par value, of Hampton Roads Bankshares, Inc. on a share for share exchange basis, making the Bank a wholly owned subsidiary of the Holding Company. This reorganization was accounted for in a manner similar to a pooling of interest. Accordingly, the prior period consolidated financial statements of Hampton Roads Bankshares, Inc. (the “Company”) are identical to the prior period consolidated financial statements of the Bank.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001; the use of the pooling-of-interest method of accounting is prohibited after this time, except for combinations of mutual enterprises. SFAS No. 141 also established specific criteria for the recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and instead requires a periodic review of any goodwill balance for possible impairment. It also requires that goodwill be allocated at the reporting unit level. SFAS No. 142 is effective for years beginning after December 15, 2001. SFAS No. 142 also contains provisions related to intangible assets other than goodwill. The adoption of these statements did not have a material impact on the Company’s financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of business. SFAS No. 144 retains many of the provisions of SFAS No. 121, but addresses certain implementation issues associated with that statement. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material impact on the Company’s financial statements.

NOTE B—INVESTMENT SECURITIES

The aggregate carrying (amortized cost) and estimated fair market values of investment securities held to maturity were:

	June 30, 2002		December 31, 2001
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Agency securities	$36,272,810	$36,680,493	$13,248,569	$13,442,465
Mortgage backed securities	21,493	21,384	24,706	24,519

Total held-to-maturity securities	$36,294,303	$36,701,877	$13,273,275	$13,466,984

NOTE C—LOANS

Major classifications of loans are summarized as follows:

	June 30, 2002	December 31, 2001
Commercial	$51,134,067	$48,428,566
Construction	32,390,460	28,620,409
Real estate-commercial mortgage	64,528,854	60,494,995
Real estate-residential mortgage	26,523,770	32,212,316
Installment loans to individuals	20,069,326	19,327,859
Deferred loan fees and related costs	40,007	57,465

Total loans	$194,686,484	$189,141,610

Non-performing assets are as follows:

	June 30, 2002	December 31, 2001
Loans 90 days past due and still accruing interest	$570,614	$664,206
Nonaccrual loans	64,457	12,597
Real estate acquired in settlement of loans	551,149	562,498

Total non-performing assets	$1,186,220	$1,239,301

Allowance as a percentage of non-performing assets	189%	171%
Non-performing assets as a percentage of total loans	0.61%	0.66%

NOTE D—ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the six months ended June 30, 2002 and 2001 were as follows:

	2002	2001
Balance at beginning of year	$2,121,137	$1,969,271
Provision for loan losses	222,000	177,000
Loans charged off	(131,167)	(18,812)
Recoveries	32,350	3,173

Balance at end of period	$2,244,320	$2,130,632

NOTE E—PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	June 30, 2002	December 31, 2001
Land	$2,766,638	$2,766,638
Buildings and improvements	4,968,095	4,954,770
Equipment, furniture and fixtures	3,535,600	3,514,638

	11,270,333	11,236,046
Less accumulated depreciation	(2,992,776)	(2,758,415)

Net premises and equipment	$8,277,557	$8,477,631

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On April 24, 2001, the shareholders approved the reorganization of the Bank of Hampton Roads into the holding company structure in accordance with the terms and conditions set forth in the Agreement and Plan of Reorganization, dated March 13, 2001, and the related Plan of Share Exchange between the Bank and Hampton Roads Bankshares, Inc. This transaction was consummated on July 1, 2001 and accordingly, financial information for the period ended June 30, 2002, contained herein, reflects the consolidated operations of the Bank and the Holding Company. The Holding Company did not engage in any business activity prior to the July 1, 2001 effective date of the reorganization, and its one significant asset at the present time is its investment in the Bank resulting from the reorganization.

Bank of Hampton Roads was organized in March of 1987 and commenced banking operations in December of 1987. The Bank engages in a general community and commercial banking business, emphasizing the needs of individuals as well as small and medium sized businesses in its primary service area.

The following discussion and analysis by the Company’s management compares the financial condition and results of the Company’s operations for the six months and three months ended June 30, 2002 and June 30, 2001. The following should be read in conjunction with the Company’s 2001 Annual Report.

Financial Condition

The first six months of 2002 proved to be very successful for Hampton Roads Bankshares, Inc., with average assets increasing an additional $30.0 million over the 2001 average balance, to a new record of $247.2 million. The Company’s total assets at June 30, 2002 reached a new high of $270.7 million, up $30.6 million or 12.7% from $240.1 million on December 31, 2001.

The Company’s primary market objective focuses on generating construction, real estate, consumer and commercial loans to small and medium sized businesses as well as individuals. The loan portfolio grew $5.5 million to a record $194.7 million on June 30, 2002 from $189.1 million on December 31, 2001. Average loans for the first six months of 2002 increased $19.9 million from the average in 2001 to a record $188.8 million. An emphasis has been placed on maintaining the diversification of the loan portfolio with respect to loan type, nature of collateral and geographic location. This emphasis has resulted in success, with no one loan type holding a disproportionately large percentage of the overall loan portfolio. Asset quality has continued to be strong for all loans. The allowance for loan losses on June 30, 2002 was $2.2 million, or 1.15% of outstanding loans. Loan charge-offs, net of recoveries, were $98,817 for the first six months of 2002. Based upon management’s review of historical trends and the estimate of losses inherent in the portfolio, it considers the allowance to be adequate.

Competitive interest rates on deposits, growth in branch office locations and aggressive call programs by branch personnel have contributed to successful market share gains. In the first six months of 2002, the Company has experienced a $24.4 million or 13.6% increase in average deposits from the average 2001 balance to a new high of $204.2 million. Total deposits increased from $198.5 million at December 31, 2001 to $221.5 million at June 30, 2002, an increase of $23.0 million or 11.6%. This positive growth trend occurred in all of our offices and was supported by the Company’s advertising campaign, special deposit promotions, and product enhancements. As the Company grows it will continue to seek core deposits as they are the main source of funds for the Company’s earning assets.

The Company’s investment portfolio, consisting primarily of U.S. Agency securities, serves as a source of liquidity to fund future loan growth and to meet the necessary collateral requirements for public funds on deposit. The investment portfolio was $36.3 million or 13.4% of total assets on June 30, 2002 compared to $13.3 million or 5.5% of total assets on December 31, 2001. Overnight funds sold are temporary investments used for daily cash management purposes, as well as management of short-term interest rate opportunities and interest rate risk. Overnight funds sold decreased by $2.0 million or 10.9% at June 30, 2002 compared to December 31, 2001. The increase in investments and decline in overnight funds sold was due to the purchase of $37.1 million in investment securities, net of investment calls/ maturities of $14.3 million in the first six months of 2002.

Premises and equipment has decreased through the first six months of 2002, by a net amount of $200,074 due to depreciation of $242,094 offset by fixed asset purchases, net of disposals, of $42,020.

Results of Operations

During the first six months of 2002, the Company had net income of $1.50 million, resulting in a return of 1.22% on average total assets of $247.2 million. During the comparable period in 2001, the Company earned $1.46 million resulting in a return of 1.43% on average total assets of $206.4 million. Net income for the three months ended June 30, 2002 increased 9.4% to $820,297 as compared to the three months ended June 30, 2001. Diluted earnings per share was unchanged at $0.19 per share for the first six months of 2002 and $.10 per share for the three months ended June 30, 2002, as compared to the same period in 2001.

Net interest income, the principal source of the Company’s earnings, represents the difference between interest and fees earned from lending and investment activities and the interest paid to fund these activities. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements impact net interest income.

Due to the low interest rate environment, loan yields declined, however, our strong loan demand led to a record increase in the average loan volume, and sustained the Company’s earnings. Interest income on loans increased $35 thousand in the first six months of 2002 to $7.53 million from $7.50 million for the six months ended June 30, 2001. For the three months ended June 30, 2002, interest income on loans increased $84 thousand or 2.2% as compared to the same period in 2001. As a result of a $7.70 million or 40.4% increase in average investment securities and a 17.7% change in rates for the first six months of 2002 compared to 2001, interest income on investment securities increased by $87,657 or 15.6% for the first six months of 2002 as compared to the same time period in the prior year. For the three months ended June 30, 2002, average investment securities increased $13.0 million, and as a result, interest income on investment securities increased $179,829 or 71.6% as compared to the three months ended June 30, 2001. Interest on overnight funds sold decreased $46,240 for the first six months of 2002 and $35,640 in the three months ended June 30, 2002, as compared to the same period in 2001, predominantly due to declining interest rates.

Interest expense on deposits and borrowings decreased in 2002 by $435,661, or 14.0%, when compared to the same six month period in 2001. For the three months ended June 30, 2002, interest expense on deposits and borrowings decreased $142,356 or 9.4% as compared to the three months ended June 30, 2001. This decrease is due to the decrease in overall rates paid on liabilities, as a result of the lower interest rate environment, which was partially offset by the record increase in the Company’s average interest bearing liabilities.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s efficiency in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin decreased from 5.46% during the first six months of 2001 to 4.95% for the same period in 2002. This decrease can be attributed to changes in the balance sheet mix, changes in the yields obtained from interest earning assets and paid on interest bearing liabilities, the falling interest rate environment, and changes in volume.

Noninterest income increased by $91,606, or 7.5% in the first six months of 2002 from $1.23 million for the period ended June 30, 2001 to $1.32 million for the period ended June 30, 2002. Service charges on deposit accounts, representing 60.0% of total noninterest income, decreased $15,085 or 1.9% from 2001 to 2002, predominately due to a 4.8% decline in NSF fee income. Other service charges and fees, which include late charges, cashiers check fees, credit card fees, ATM network and VISA check card fees, safe deposit box rentals and dividends, increased $97,008 or 31.6% in 2002. For the three months ended June 30, 2002, total noninterest income increased $78,477 or 12.4% as compared to the same period in 2001. Service charges on deposit accounts increased $10,226 or 2.5% in the same period due to the increase in the number of deposit accounts. The overall increase in noninterest income is in line with the Company’s objective of increasing the share of income from noninterest sources to reduce its traditional dependence on the net interest margin.

Noninterest expense consists of salaries and benefits provided to employees of the Company, expenses related to premises and equipment, data processing expenses, and operating expenses associated with day to day business affairs. Total noninterest expense increased $503,954 or 12.8% in the first six months of 2002 when compared to the same period in 2001. For the three months ended June 30, 2002, noninterest expense increased $314,690 or 16.0% as compared to the three months ended June 30, 2001. This increase can primarily be attributed to a 13.9% increase in salaries and benefits resulting from the addition of several new positions in the fourth quarter of 2001 and the first quarter of 2002, due to the Company’s expansion.

Capital Resources and Liquidity

Shareholders’ equity was $36.2 million or 13.4% of total assets as of June 30, 2002 as compared to $35.6 million or 14.8% as of December 31, 2001. Under Federal Reserve Bank (“FRB”) rules, the Company was considered “well-capitalized”, the highest category of capitalization defined by the regulators as of June 30, 2002. The Company’s ability to generate capital through earnings and the Dividend Reinvestment and Optional Cash Purchase Plan available to its shareholders has been exceptional. Management believes that a strong capital position is necessary to take advantage of attractive growth and investment opportunities. On April 15, 2002, the Company paid a cash dividend of $0.26 per share, totaling $1,946,593.

In December 2001, the Company implemented a Stock Repurchase Program, where the Company agreed to buy back up to 375,000 shares of its common stock at a price of $8.00 per share during the time frame of December 17, 2001 to February 14, 2002. Upon expiration of the program, 64,918 shares for a total of $519,340 were repurchased by the Company.

A key goal of asset/liability management is to maintain an adequate degree of liquidity without impairing long-term earnings. Liquidity represents the Company’s ability to provide adequate funding sources for loan growth or deposit withdrawals. Short-term liquidity is primarily provided by access to the federal funds market through established correspondent banking relationships. Funds can also be obtained through the Company’s borrowing privileges at the Federal Reserve and Federal Home Loan Bank of Atlanta. Additional liquidity is available through loan repayments and maturities of the Company’s investment portfolio. The Company maintains a very liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. At June 30, 2002, cash, overnight funds sold, investments in securities, and loans maturing or repricing within one year were$128.0 million or 47.3% of total assets. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

Forward Looking Statements

Included in this discussion are forward-looking management comments and other statements that reflect management’s current outlook for the future. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the statements. Such risks and uncertainties include, but are not limited to, general business and economic conditions, climatic conditions, competitive pricing pressures, and product availability.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities.

The primary goal of the Company’s asset/liability management strategy is to maximize its net interest income over time while keeping interest rate risk exposure within levels established by the Company’s management. The Company’s ability to manage its interest rate risk depends generally on the Company’s ability to match the maturities and repricing characteristics of its assets and liabilities while taking into account the separate goals of maintaining asset quality and liquidity and achieving the desired level of net interest income. The principal variables that affect the Company’s management of its interest rate risk include the Company’s existing interest rate gap position, management’s assessment of future interest rates, and the withdrawal of liabilities over time.

The Company’s primary technique for managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. At June 30, 2002, the Company’s one year “negative gap” (interest bearing liabilities maturing or repricing within a period exceed interest earning assets maturing or repricing within the same period) was approximately ($1.1) million, or (0.42%) of total assets. Thus, during periods of falling interest rates, this implies that the Company’s net interest income would be positively affected because the cost of the Company’s interest bearing liabilities is likely to be reduced more quickly than the yield of its interest earning assets. At December 31, 2001, the Company’s one year “positive gap” was approximately $8.7 million, or 3.64% of total assets.

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2002 and December 31, 2001 that are subject to repricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Sensitivity Analysis
June 30, 2002

	0-3 Months	4-12 Months	1-3 Years	4-5 Years	Over 5 Years	Total
	(in thousands)
Interest earning assets:
Loans	$79,045	$18,099	$37,626	$55,243	$4,673	$194,686
Investment securities	19,219	6,499	500	8,926	2,281	37,425
Overnight funds sold	16,688	—	—	—	—	16,688

Total interest earning assets	$114,952	$24,598	$38,126	$64,169	$6,954	$248,799

Cumulative totals	$114,952	$139,550	$177,676	$241,845	$248,799

Interest checking	$13,515	$—	$—	$—	$—	$13,515
Money market	34,338	—	—	—	—	34,338
Savings	10,706	—	—	—	—	10,706
Time deposits	39,829	39,790	18,080	11,518	85	109,302
FHLB borrowings	—	2,500	7,500	—	—	10,000
Other borrowings	—	5	—	—	—	5

Total interest bearing liabilities	$98,388	$42,295	$25,580	$11,518	$85	$177,866

Cumulative totals	$98,388	$140,683	$166,263	$177,781	$177,866

Interest sensitivity gap	$16,564	$(17,697)	$12,546	$52,651	$6,869	$70,933
Cumulative interest sensitivity gap	$16,564	$(1,133)	$11,413	$64,064	$70,933
Cumulative interest sensitivity gap as a percentage of total assets	6.12%	-0.42%	4.22%	23.67%	26.21%

Interest Sensitivity Analysis
December 31, 2001

	0-3 Months	4-12 Months	1-3 Years	4-5 Years	Over 5 Years	Total
	(in thousands)
Interest earning assets:
Loans	$74,575	$24,996	$38,740	$45,683	$5,148	$189,142
Investment securities	5,999	5,250	2,000	25	630	13,904
Overnight funds sold	18,721	—	—	—	—	18,721

Total interest earning assets	$99,295	$30,246	$40,740	$45,708	$5,778	$221,767

Cumulative totals	$99,295	$129,541	$170,281	$215,989	$221,767

Interest bearing liabilities:
Interest checking	$14,418	$—	$—	$—	$—	$14,418
Money market	25,093	—	—	—	—	25,093
Savings	9,789	—	—	—	—	9,789
Time deposits	31,035	37,222	23,760	11,382	5	103,404
Other borrowings	—	3,235	—	—	—	3,235

Total interest bearing liabilities	$80,335	$40,457	$23,760	$11,382	$5	$155,939

Cumulative totals	$80,335	$120,792	$144,552	$155,934	$155,939

Interest sensitivity gap	$18,960	$(10,211)	$16,980	$34,326	$5,773	$65,828
Cumulative interest sensitivity gap	$18,960	$8,749	$25,729	$60,055	$65,828
Cumulative interest sensitivity gap as a percentage of total assets	7.90%	3.64%	10.72%	25.01%	27.42%

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates as of June 30, 2002 and December 31, 2001, based on maturity or repricing dates. The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of June 30, 2002 or December 31, 2001.

On-Balance Sheet Financial Instruments
June 30, 2002

	Principal Amount Maturing or Repricing in:
	1 Year	2 Years	3 Years	4 Years	5 Years	Over 5 Years	Total
	(in thousands)
Interest earning assets:

Fixed rate loans	$25,341	$13,050	$24,576	$23,956	$31,287	$4,673	$122,883	*
Average interest rate	8.34%	9.15%	8.68%	9.87%	7.83%	8.55%

Variable rate loans	$71,763	$—	$—	$—	$—	$—	$71,763
Average interest rate	6.26%

Investment securities	$2,499	$10,150	$4,000	$6,569	$11,926	$2,281	$37,425
Average interest rate	5.00%	3.59%	4.52%	4.96%	5.10%	5.12%

Interest bearing liabilities:

Interest checking	$13,515	$—	$—	$—	$—	$—	$13,515
Average interest rate	0.50%

Money market	$34,338	$—	$—	$—	$—	$—	$34,338
Average interest rate	1.87%

Savings	$10,706	$—	$—	$—	$—	$—	$10,706
Average interest rate	0.80%

Time deposits	$79,619	$10,912	$7,168	$7,555	$3,963	$85	$109,302
Average interest rate	3.50%	4.89%	6.27%	6.68%	4.79%	5.01%

FHLB borrowings	$2,500	$5,000	$2,500	$—	$—	$—	$10,000
Average interest rate	2.84%	3.51%	4.56%

Other borrowings	$5	$—	$—	$—	$—	$—	$5
Average interest rate	4.25%

*	Net of deferred loan costs of $40 thousand.

On-Balance Sheet Financial Instruments
December 31, 2001

	Principal Amount Maturing or Repricing in:
	1 Year	2 Years	3 Years	4 Years	5 Years	Over 5 Years	Total
	(in thousands)
Interest earning assets:
Fixed rate loans	$31,214	$14,459	$24,281	$22,383	$23,300	$5,148	$120,785	*
Average interest rate	8.29%	8.88%	8.84%	9.00%	8.39%	8.56%
Variable rate loans	$68,299	$—	$—	$—	$—	$—	$68,299
Average interest rate	6.35%
Investment securities	$2,000	$1,999	$—	$—	$3,000	$6,905	$13,904
Average interest rate	5.86%	5.65%			5.83%	5.77%
Interest bearing liabilities:
Interest checking	$14,418	$—	$—	$—	$—	$—	$14,418
Average interest rate	0.50%
Money market	$25,093	$—	$—	$—	$—	$—	$25,093
Average interest rate	1.82%
Savings	$9,789	$—	$—	$—	$—	$—	$9,789
Average interest rate	0.80%
Time deposits	$68,257	$18,363	$5,397	$8,430	$2,952	$5	$103,404
Average interest rate	3.97%	5.63%	5.99%	6.73%	5.86%	5.20%
Other borrowings	$3,235	$—	$—	$—	$—	$—	$3,235
Average interest rate	4.25%

*	Net of deferred loan costs of $58 thousand.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

As of June 30, 2002, there were no significant legal proceedings against the Company.

ITEM 2—CHANGES IN SECURITIES

There were no changes in the Company’s securities during the quarter.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on April 23, 2002.

The shareholders of the Company re-elected Robert H. Powell III, Bobby L. Ralph, and Emil A. Viola as directors of the Company with 4,732,788 shares representing 63.29% of the outstanding stock voting for the election.

The shareholders of the Company voted for the election of KPMG LLP as the Company’s independent public accountants for 2002 with 4,716,757 shares or 63.08% of the outstanding stock ratifying the election.

ITEM 5—OTHER INFORMATION

None.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

/s/ CYNTHIA A. SABOL
Cynthia A. Sabol Senior Vice President and Chief Financial Officer

DATE: August 9, 2002