Form 10-Q
period 2002-09-30
HAMPTON ROADS BANKSHARES INC
filed 2002-11-14
CIK 1143155

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2002          Commission File Number     005-62335

HAMPTON ROADS BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-2053718

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Volvo Parkway, Chesapeake, VA 23320

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:   (757) 436-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2002.

Common Stock, $.625 Par Value	7,643,964 Shares

HAMPTON ROADS BANKSHARES, INC.

PART 1 - FINANCIAL INFORMATION
ITEM 1 - Financial Statements

HAMPTON ROADS BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2002 (Unaudited)	December 31, 2001 (Audited)

ASSETS
Cash and due from banks	$10,156,044	$8,243,788
Overnight funds sold	3,313,360	18,721,307

	13,469,404	26,965,095
Investment securities	59,475,752	13,273,275
Federal Home Loan Bank stock	500,000	—
Federal Reserve Bank stock	631,100	630,450

	60,606,852	13,903,725
Loans	200,123,640	189,141,610
Allowance for loan losses	(2,288,666)	(2,121,137)

Net loans	197,834,974	187,020,473
Premises and equipment, net	8,293,362	8,477,631
Interest receivable	1,320,514	1,093,852
Real estate acquired in settlement of loans	626,593	562,498
Deferred tax assets	1,242,834	1,162,669
Other assets	1,080,189	893,818

TOTAL ASSETS	$284,474,722	$240,079,761

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest bearing demand	$52,560,420	$45,811,413
Interest bearing:
Demand	53,977,208	39,511,642
Savings	12,187,791	9,788,712
Time deposits:
Less than $100,000	73,575,879	68,463,475
$100,000 or more	41,949,871	34,940,030

Total deposits	234,251,169	198,515,272
Interest payable	581,453	583,319
Other borrowings	10,005,000	3,235,000
Other liabilities	2,565,721	2,123,191

Total liabilities	247,403,343	204,456,782
Shareholders’ equity:
Common stock, $0.625 par value: Authorized shares- 40,000,000 Issued and outstanding shares - 7,643,964 in 2002; and 7,518,066 in 2001	4,777,477	4,698,791
Capital surplus	17,336,238	16,369,564
Retained earnings	14,957,664	14,554,624

Total shareholders’ equity	37,071,379	35,622,979

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$284,474,722	$240,079,761

See notes to consolidated financial statements (unaudited).

PART 1 - FINANCIAL INFORMATION
ITEM 1 - Financial Statements (Cont.)

HAMPTON ROADS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended		Nine Months Ended

	September 30,2002	September 30, 2001	September 30,2002	September 30, 2001

Interest income:
Loans, including fees	$3,902,331	$3,809,191	$11,433,146	$11,304,551
Investment securities	554,618	258,256	1,202,406	818,387
Overnight funds sold	43,182	120,730	161,681	285,469

Total interest income	4,500,131	4,188,177	12,797,233	12,408,407
Interest expense:
Deposits:
Demand	148,204	188,111	455,431	646,163
Savings	29,280	37,746	84,347	147,277
Time deposits:
Less than $100,000	831,504	965,620	2,481,055	2,965,041
$100,000 or more	317,178	348,555	907,323	896,006
Other borrowings	91,168	53	168,010	91

Total interest expense	1,417,334	1,540,085	4,096,166	4,654,578

Net interest income	3,082,797	2,648,092	8,701,067	7,753,829
Provision for loan losses	147,000	89,000	369,000	266,000

Net interest income after provision for loan losses	2,935,797	2,559,092	8,332,067	7,487,829
Noninterest income:
Service charges on deposit accounts	438,882	396,166	1,229,544	1,201,913
ATM surcharge fees	64,899	61,582	187,658	174,658
Other service charges and fees	209,445	135,062	613,793	442,402

Total noninterest income	713,226	592,810	2,030,995	1,818,973
Noninterest expense:
Salaries and benefits	1,348,452	1,150,962	3,949,124	3,434,021
Occupancy	237,289	216,719	695,560	631,092
Data processing	101,377	91,366	299,666	283,353
Other	675,124	499,418	1,861,186	1,549,339

Total noninterest expense	2,362,242	1,958,465	6,805,536	5,897,805

Income before provision for income taxes	1,286,781	1,193,437	3,557,526	3,408,997
Provision for income taxes	437,548	405,769	1,207,893	1,159,058

Net Income	$849,233	$787,668	$2,349,633	$2,249,939

Basic earnings per share	$0.11	$0.10	$0.31	$0.30

Diluted earnings per share	$0.11	$0.10	$0.30	$0.29

Basic weighted average shares outstanding	7,641,399	7,511,679	7,584,300	7,507,742
Effect of dilutive stock options	177,299	237,627	214,166	298,894

Diluted weighted average shares outstanding	7,818,698	7,749,306	7,798,466	7,806,636

See notes to consolidated financial statements (unaudited).

PART 1 - FINANCIAL INFORMATION
ITEM 1 - Financial Statements (Cont.)

HAMPTON ROADS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Total

	Shares	Amount

(Audited)
Balance at January 1, 2001	7,496,426	$4,685,266	$16,222,904	$13,300,884	$34,209,054
Shares issued related to:
401(k) plan	9,189	5,743	67,770	—	73,513
Exercise of stock options	12,495	7,810	56,541	—	64,351
Payout of fractional shares	(44)	(28)	(410)	—	(438)
Tax benefit of stock option exercises	—	—	22,759	—	22,759
Net income	—	—	—	3,130,311	3,130,311
Cash dividends ($0.25 per share)	—	—	—	(1,876,571)	(1,876,571)

Balance at December 31, 2001	7,518,066	4,698,791	16,369,564	14,554,624	35,622,979
(Unaudited)
Shares issued related to:
401(k) plan	8,516	5,323	62,807	—	68,130
Exercise of stock options	39,393	24,619	202,407	—	227,026
Dividend Reinvestment	142,960	89,350	1,120,091		1,209,441
Payout of fractional shares	(53)	(33)	(416)	—	(449)
Common stock repurchased and surrendered	(64,918)	(40,573)	(478,767)	—	(519,340)
Tax benefit of stock option exercises	—	—	60,552	—	60,552
Net income	—	—	—	2,349,633	2,349,633
Cash dividends ($0.26 per share)	—	—	—	(1,946,593)	(1,946,593)

Balance at September 30, 2002	7,643,964	$4,777,477	$17,336,238	$14,957,664	$37,071,379

See notes to consolidated financial statements (unaudited).

PART 1 - FINANCIAL INFORMATION
ITEM 1 - Financial Statements (Cont.)

HAMPTON ROADS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended

	September 30, 2002	September 30, 2001

Operating Activities:
Net income	$2,349,633	$2,249,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	388,578	421,149
Provision for loan losses	369,000	266,000
Net amortization of premiums and accretion of discounts on investment securities	(561,044)	(9,628)
Loss on sale of real estate acquired in settlement of loans	—	8,624
Gain on sale of premises and equipment	(1,974)	—
Deferred taxes	(80,165)	—
Changes in:
Interest receivable	(226,662)	(213,541)
Other assets	(210,967)	(69,770)
Interest payable	(1,866)	29,975
Other liabilities	591,622	596,744

Net cash provided by operating activities	2,616,155	3,279,492
Investing Activities:
Proceeds from maturities and calls of investment securities	34,483,567	20,548,699
Purchase of investment securities	(80,125,000)	(20,870,000)
Purchase of Federal Reserve Bank stock	(650)	(4,100)
Purchase of Federal Home Loan Bank stock	(500,000)	—
Net increase in total loans	(11,264,619)	(15,040,052)
Purchase of premises and equipment	(186,480)	(231,087)
Cash proceeds from sale of premises and equipment	8,741	—
Net cash received from rental income (paid for) development and improvement of real estate acquired in settlement of loans	17,023	36,379
Proceeds from sale of real estate acquired in settlement of loans	—	472,203

Net cash used in investing activities	(57,567,418)	(15,087,958)
Financing Activities:
Net increase in deposits	35,735,897	23,933,501
Net increase in other borrowings	6,770,000	—
Common stock repurchased and surrendered	(519,340)	—
Dividends reinvested	1,209,441	—
Proceeds from shares issued related to 401(k) plan	68,130	73,513
Cash proceeds from exercise of stock options	138,037	50,373
Dividends paid	(1,946,593)	(1,876,571)

Net cash provided by financing activities	41,455,572	22,180,816

Increase (decrease) in cash and cash equivalents	(13,495,691)	10,372,350
Cash and cash equivalents beginning of period	26,965,095	14,077,613

Cash and cash equivalents end of period	$13,469,404	$24,449,963

Supplemental noncash information:
Net transfer between loans and real estate acquired in settlement of loans	$81,118	$14,681

See notes to consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

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

NOTE B - INVESTMENT SECURITIES

The aggregate carrying (amortized cost) and estimated fair market values of investment securities held to maturity were:

	September 30, 2002		December 31, 2001

	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value

U.S. Agency securities	$59,454,653	$60,629,370	$13,248,569	$13,442,465
Mortgage backed securities	21,099	20,967	24,706	24,519

Total held-to-maturity securities	$59,475,752	$60,650,337	$13,273,275	$13,466,984

NOTE C - LOANS

Major classifications of loans are summarized as follows:

	September 30, 2002	December 31, 2001

Commercial	$51,132,684	$48,428,566
Construction	39,307,609	28,620,409
Real estate-commercial mortgage	63,830,116	60,494,995
Real estate-residential mortgage	25,804,177	32,212,316
Installment loans to individuals	20,010,324	19,327,859
Deferred loan fees and related costs	38,730	57,465

Total loans	$200,123,640	$189,141,610

Non-performing assets are as follows:

	September 30, 2002	December 31, 2001

Loans 90 days past due and still accruing interest	$391,430	$664,206
Nonaccrual loans	54,966	12,597
Real estate acquired in settlement of loans	626,593	562,498

Total non-performing assets	$1,072,989	$1,239,301

Allowance as a percentage of non-performing assets	213%	171%
Non-performing assets as a percentage of total loans	0.54%	0.66%

NOTE D - ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the nine months ended September 30, 2002 and 2001 were as follows:

	2002	2001

Balance at beginning of year	$2,121,137	$1,969,271
Provision for loan losses	369,000	266,000
Loans charged off	(236,781)	(31,017)
Recoveries	35,310	3,564

Balance at end of period	$2,288,666	$2,207,818

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	September 30, 2002	December 31, 2001

Land	$2,766,638	$2,766,638
Buildings and improvements	5,011,277	4,954,770
Equipment, furniture and fixtures	3,630,111	3,514,638

	11,408,026	11,236,046
Less accumulated depreciation	(3,114,664)	(2,758,415)

Net premises and equipment	$8,293,362	$8,477,631

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          On April 24, 2001, the shareholders approved the reorganization of the Bank of Hampton Roads into the holding company structure in accordance with the terms and conditions set forth in the Agreement and Plan of Reorganization, dated March 13, 2001, and the related Plan of Share Exchange between the Bank and Hampton Roads Bankshares, Inc.  This transaction was consummated on July 1, 2001 and accordingly, financial information for the period ended September 30, 2002, contained herein, reflects the consolidated operations of the Bank and the Holding Company.  The Holding Company did not engage in any business activity prior to the July 1, 2001 effective date of the reorganization, and its one significant asset at the present time is its investment in the Bank resulting from the reorganization.

          Bank of Hampton Roads was organized in March of 1987 and commenced banking operations in December of 1987.  The Bank engages in a general community and commercial banking business, emphasizing the needs of individuals as well as small and medium sized businesses in its primary service area.

          The following discussion and analysis by the Company’s management compares the financial condition and results of the Company’s operations for the nine months and three months ended September 30, 2002 and September 30, 2001.  The following should be read in conjunction with the Company’s 2001 Annual Report.

Financial Condition

          The first nine months of 2002 proved to be very successful for Hampton Roads Bankshares, Inc., with average assets increasing an additional $40.8 million over the December 31, 2001 average balance, to a new record of $258.0 million.  The Company’s total assets at September 30, 2002 reached a new high of $284.5 million, up $44.4 million or 18.5% from $240.1 million at December 31, 2001.

          The Company’s primary market objective focuses on generating construction, real estate, consumer and commercial loans to small and medium sized businesses as well as individuals.  The loan portfolio grew  $11.0 million to a record  $200.1 million on September 30, 2002 from $189.1 million on December 31, 2001.  Average loans for the first nine months of 2002 increased $22.4 million from the average in  2001 to a record $191.3 million.  An emphasis has been placed on maintaining the diversification of the loan portfolio with respect to loan type, nature of collateral and geographic location.  This emphasis has resulted in success, with no one loan type holding a disproportionately large percentage of the overall loan portfolio.  Asset quality has continued to be strong for all loans.  The allowance for loan losses on September 30, 2002 and December 31, 2001 was $2.3 million and $2.1 million, respectively, and represented  1.14% and 1.12% of outstanding loans.  Loan charge-offs, net of recoveries,  were $201,471 for the first nine months of 2002, compared to $27,453 for the comparable period in 2001.  Based upon management’s review of historical trends and the estimate of losses inherent in the portfolio, it considers the allowance to be adequate.

          Competitive interest rates on deposits, growth in branch office locations and aggressive call programs by branch personnel have contributed to successful market share gains.   In the first nine months of 2002, the Company has experienced a $32.9 million or 18.3% increase in average deposits from the average  2001 balance to a new high of $212.6 million.  Total deposits increased from $198.5 million at December 31, 2001 to $234.3 million at September 30, 2002, an increase of $35.8 million or 18.0%.  This positive growth trend occurred in all the Company’s offices and was supported by the Company’s advertising campaign, special deposit promotions, and product enhancements.  As the Company grows it will continue to seek core deposits as they are the main source of funds for the Company’s earning assets.

          The Company’s investment portfolio, consisting primarily of U.S. Agency securities, serves as a source of liquidity to fund future loan growth and to meet the necessary collateral requirements for public funds on deposit.  The investment portfolio was $59.5 million or 20.9% of total assets on September 30, 2002 compared to $13.3 million or 5.5% of total assets on December 31, 2001.  Overnight funds sold are temporary investments used for daily cash management purposes, as well as management of short-term interest rate opportunities and interest rate risk.  Overnight funds sold decreased by $15.4 million or 82.3% at September 30, 2002 compared to December 31, 2001.  The increase in investments and decline in overnight funds sold was due to the purchase of $80.1 million in investment securities, net of investment calls/maturities of $34.5 million in the first nine months of 2002.

          Premises and equipment decreased through the first nine months of 2002, by a net amount of $184,269 due to depreciation of $363,982 offset by fixed asset purchases, net of disposals, of $179,713.

Results of Operations

          During the first nine months of 2002, the Company had net income of $2.35 million, resulting in a return of 1.22% on average total assets of $258.0 million.  During the comparable nine month period in 2001, the Company earned $2.25 million resulting in a return of 1.43% on average total assets of $210.9 million. Net income for the three months ended September 30, 2002  increased 7.8% to $849,233 as compared to the three months ended September 30, 2001.   Diluted earnings per share increased to $0.30 per share for the first nine months of 2002 and $0.11 per share for the three months ended September 30, 2002, as compared to $0.29 and $0.10, respectively, for the same periods in 2001.

          Net interest income, the principal source of the Company’s earnings, represents the difference between interest and fees earned from lending and investment activities and the interest paid to fund these activities. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements impact net interest income.

          Due to the low interest rate environment, loan yields declined, however, our strong loan demand led to a record  increase in the average loan volume, and sustained the Company’s earnings.  Interest income on loans increased $129 thousand in the first nine months of 2002 to $11.4 million from $11.3 million for the nine months ended September 30, 2001.  For the three months ended September 30, 2002, interest income on loans increased $93 thousand or 2.4% as compared to the same period in 2001.  As a result of a $16.8 million or 89.9% increase in average investment securities, netted with a decrease in rates for the first nine months of 2002 compared to 2001, interest income on investment securities increased by $384,019 or 46.9% for the first nine months of 2002 as compared to the same time period in the prior year.  For the three months ended September 30, 2002, average investment securities increased $33.6 million, and as a result, despite the lower interest rates, interest income on investment securities increased $296,362 or 114.8% as compared to the three months ended September 30, 2001.  Interest on overnight funds sold decreased $123,788 for the first nine months of 2002 and $77,548 in the three months ended September 30, 2002, as compared to the same periods in 2001, predominantly due to declining interest rates as well as the impact of a 41.3% increase and 21.0% decrease in the average balance for the nine month period and the three month period ended September 30, 2002.

          Interest expense on deposits and borrowings decreased in 2002 by $558,412, or 12.0%, when compared to the same nine month period in 2001.  For the three months ended September 30, 2002, interest expense on deposits and borrowings decreased $122,751 or 8.0% as compared to the three months ended September 30, 2001.  This decrease is due to the decrease in overall rates paid on liabilities, in this lower interest rate environment, which was partially offset by the record increase in the Company’s average interest bearing liabilities.

          The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s efficiency in generating income from earning assets.  The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy.  The Company’s net interest margin decreased from 5.36% during the first nine months of 2001 to 4.86% for the same period in 2002.  This decrease can be attributed to changes in the balance sheet mix, changes in the yields obtained from interest earning assets and paid on interest bearing liabilities, the falling interest rate environment, and changes in volume.

          Noninterest income increased by $212,022, or 11.7% in the first nine months of 2002 from $1.8 million  for the period ended September 30, 2001 to $2.0 million for the period ended September 30, 2002.  Service charges on deposit accounts, representing 60.5% of total noninterest income, increased $27,631 or 2.3% from 2001 to 2002. ATM  surcharge fees and other service charges and fees, which include late charges, cashiers check fees, credit card fees, ATM network and VISA check card fees, safe deposit box rentals and dividends, increased $184,391 or 29.9% in 2002.  For the three months ended September 30, 2002, total noninterest income increased $120,416 or 20.3% as compared to the same period in 2001.  Service charges on deposit accounts increased $42,716 or 10.8% in the same period primarily due to the increase in the number of deposit accounts.  The overall increase in noninterest income is in line with the Company’s objective of increasing the share of income from noninterest sources to reduce its traditional dependence on the net interest margin.

          Noninterest expense consists of salaries and benefits provided to employees of the Company, expenses related to premises and equipment, data processing expenses, and operating expenses associated with day to day business affairs.  Total noninterest expense increased $907,731 or 15.4% in the first nine months of 2002 when compared to the same period in 2001. For the three months ended September 30, 2002, noninterest expense increased $403,777 or 20.6% as compared to the three months ended September 30, 2001.  This increase can primarily be attributed to a 17.2% increase in salaries and benefits resulting from the addition of several new positions in the fourth quarter of 2001, as well as a $117,146 increase in advertising due to the implementation of a new advertising campaign in 2002.

Capital Resources and Liquidity

          Shareholders’ equity was $37.1 million or 13.0% of total assets at September 30, 2002 as compared to $35.6 million or 14.8% at December 31, 2001. Under Federal Reserve Bank (“FRB”) rules, the Company was considered “well-capitalized”, the highest category of capitalization defined by the regulators as of September 30, 2002.  The Company’s ability to generate capital through earnings and the Dividend Reinvestment and Optional Cash Purchase Plan available to its shareholders has been exceptional.  Management believes that a strong capital position is necessary to take advantage of attractive growth and investment opportunities.  On April 15, 2002, the Company paid a cash dividend of  $0.26 per share, totaling $1,946,593.

          In December 2001, the Company implemented a Stock Repurchase Program, where the Company agreed to buy back up to 375,000 shares of its common stock at a price of $8.00 per share during the time frame of December 17, 2001 to February 14, 2002.  Upon expiration of the program, 64,918 shares for a total of $519,340 were repurchased by the Company.

          A key goal of asset/liability management is to maintain an adequate degree of liquidity without impairing long-term earnings.  Liquidity represents the Company’s ability to provide adequate funding sources for loan growth or deposit withdrawals.  Short-term liquidity is primarily provided by access to the federal funds market through established correspondent banking relationships.  Funds can also be obtained through the Company’s borrowing privileges at the Federal Reserve and Federal Home Loan Bank of Atlanta.  Additional liquidity is available through loan repayments and maturities of the Company’s investment portfolio.  The Company maintains a very liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner.  At September 30, 2002, cash, overnight funds sold, investments in securities, and loans maturing or repricing within one year were$131.7 million or 46.3% of total assets.  Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

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

          The Company’s primary technique for managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap.  The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period.  At September 30, 2002, the Company’s one year “negative gap” (interest bearing liabilities maturing or repricing within a period exceed interest earning assets maturing or repricing within the same period) was approximately ($26.1) million, or (9.16%) of total assets.  Thus, during periods of falling interest rates, this implies that the Company’s net interest income would be positively affected because the cost of the Company’s interest bearing liabilities is likely to be reduced more quickly than the yield of its interest earning assets.  At December 31, 2001, the Company’s one year “positive gap” was approximately $8.7 million, or 3.64% of total assets.

          The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2002 and December 31, 2001 that are subject to repricing or that mature in each of the future time periods shown.  Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called.  Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Sensitivity Analysis
September 30, 2002

(in thousands)	1-90 Days	91 Days-1 Year	1-3 Years	3-5 Years	Over 5 Years	Total

Interest earning assets:
Loans	$85,106	$16,742	$39,195	$55,797	$3,284	$200,124
Investment securities	6,998	9,371	19,143	22,815	2,280	60,607
Overnight funds sold	3,313	—	—	—	—	3,313

Total	$95,417	$26,113	$58,338	$78,612	$5,564	$264,044

Cumulative totals	$95,417	$121,530	$179,868	$258,480	$264,044

Interest bearing liabilities:
Interest checking	$16,221	$—	$—	$—	$—	$16,221
Money market	37,756	—	—	—	—	37,756
Savings	12,188	—	—	—	—	12,188
Time deposits	39,350	39,573	21,190	15,280	133	115,526
FHLB borrowings	—	2,500	7,500	—	—	10,000
Other borrowings	—	5	—	—	—	5

Total	$105,515	$42,078	$28,690	$15,280	$133	$191,696

Cumulative totals	$105,515	$147,593	$176,283	$191,563	$191,696

Interest sensitivity gap	$(10,098)	$(15,965)	$29,648	$63,332	$5,431	$72,348
Cumulative interest sensitivity gap	$(10,098)	$(26,063)	$3,585	$66,917	$72,348
Cumulative interest sensitivity gap as a percentage of total assets	-3.55%	-9.16%	1.26%	23.52%	25.43%

Interest Sensitivity Analysis
December 31, 2001

(in thousands)	1-90 Days	91 Days-1 Year	1-3 Years	3-5 Years	Over 5 Years	Total

Interest earning assets:
Loans	$74,575	$24,996	$38,740	$45,683	$5,148	$189,142
Investment securities	5,999	5,250	2,000	25	630	13,904
Overnight funds sold	18,721	—	—	—	—	18,721

Total	$99,295	$30,246	$40,740	$45,708	$5,778	$221,767

Cumulative totals	$99,295	$129,541	$170,281	$215,989	$221,767

Interest bearing liabilities:
Interest checking	$14,418	$—	$—	$—	$—	$14,418
Money market	25,093	—	—	—	—	25,093
Savings	9,789	—	—	—	—	9,789
Time deposits	31,035	37,222	23,760	11,382	5	103,404
Other borrowings	—	3,235	—	—	—	3,235

Total	$80,335	$40,457	$23,760	$11,382	$5	$155,939

Cumulative totals	$80,335	$120,792	$144,552	$155,934	$155,939

Interest sensitivity gap	$18,960	$(10,211)	$16,980	$34,326	$5,773	$65,828
Cumulative interest sensitivity gap	$18,960	$8,749	$25,729	$60,055	$65,828
Cumulative interest sensitivity gap as a percentage of total assets	7.90%	3.64%	10.72%	25.01%	27.42%

          The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates as of September 30, 2002 and  December 31, 2001, based on maturity or repricing dates.  The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of September 30, 2002 or December 31, 2001.

On-Balance Sheet Financial Instruments
September 30, 2002

	Principal Amount Maturing or Repricing in:

(in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Over 5 Years	Total

Interest earning assets:

Fixed rate loans	$21,886	$17,098	$22,097	$23,303	$32,494	$3,284	$120,162	*
Average interest rate	8.03%	9.03%	8.79%	8.75%	7.79%	8.29%

Variable rate loans	$79,923	$—	$—	$—	$—	$—	$79,923
Average interest rate	6.11%

Investment securities	$2,500	$6,526	$16,617	$17,735	$14,949	$2,280	$60,607	**
Average interest rate	5.97%	3.45%	2.84%	3.69%	4.60%	5.48%

Interest bearing liabilities:

Interest checking	$16,221	$—	$—	$—	$—	$—	$16,221
Average interest rate	0.25%

Money market	$37,756	$—	$—	$—	$—	$—	$37,756
Average interest rate	1.31%

Savings	$12,188	$—	$—	$—	$—	$—	$12,188
Average interest rate	0.80%

Time deposits	$78,923	$10,730	$10,460	$5,048	$10,232	$133	$115,526
Average interest rate	3.28%	4.12%	6.28%	6.18%	4.81%	5.02%

FHLB borrowings	$2,500	$5,000	$2,500	$—	$—	$—	$10,000
Average interest rate	2.84%	3.51%	4.56%

Other borrowings	$5	$—	$—	$—	$—	$—	$5
Average interest rate	4.25%

*Net of deferred loan costs of $39 thousand.
**Includes Federal Home Loan Bank and Federal Reserve Bank stock.

On-Balance Sheet Financial Instruments
December 31, 2001

	Principal Amount Maturing or Repricing in:

(in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Over 5 Years	Total

Interest earning assets:

Fixed rate loans	$31,214	$14,459	$24,281	$22,383	$23,300	$5,148	$120,785	*
Average interest rate	8.29%	8.88%	8.84%	9.00%	8.39%	8.56%

Variable rate loans	$68,299	$—	$—	$—	$—	$—	$68,299
Average interest rate	6.35%

Investment securities	$2,000	$1,999	$—	$—	$3,000	$6,905	$13,904	**
Average interest rate	5.86%	5.65%			5.83%	5.77%

Interest bearing liabilities:

Interest checking	$14,418	$—	$—	$—	$—	$—	$14,418
Average interest rate	0.50%

Money market	$25,093	$—	$—	$—	$—	$—	$25,093
Average interest rate	1.82%

Savings	$9,789	$—	$—	$—	$—	$—	$9,789
Average interest rate	0.80%

Time deposits	$68,257	$18,363	$5,397	$8,430	$2,952	$5	$103,404
Average interest rate	3.97%	5.63%	5.99%	6.73%	5.86%	5.20%

Other borrowings	$3,235	$—	$—	$—	$—	$—	$3,235
Average interest rate	4.25%

*Net of deferred loan costs of $58 thousand.
**Includes Federal Home Loan Bank and Federal Reserve Bank stock.

ITEM 4 - CONTROLS AND PROCEDURES

a)

Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

b)

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of September 30, 2002, there were no significant legal proceedings against the Company.

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

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

               a) Exhibits

                Exhibit 99.1 Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

                Exhibit 99.2 Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.

(Registrant)

DATE: November 11, 2002	/s/ CYNTHIA A. SABOL

Cynthia A. Sabol Senior Vice President and Chief Financial Officer