Form 10-K
period 2002-12-31
HAMPTON ROADS BANKSHARES INC
filed 2003-03-26
CIK 1143155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002	Commission file number 005-62335

Hampton Roads Bankshares, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-2053718

(State of incorporation)	(IRS Employer I.D. No.)

201 Volvo Parkway, Chesapeake, Virginia 23320

(Address of principal executive offices)

Registrant’s telephone number, including area code (757) 436-1000

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer.

Yes ☐	No ☒

The aggregate market value of the 7,038,632 shares held by non-affiliates as of June 30, 2002 based on the last sales price of $8.50 as recorded by the Bank of Hampton Roads (Transfer Agent) was $59,828,372.

The number of shares outstanding of the issuer’s common stock as of March 3, 2003 was 7,764,722 shares of its $0.625 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report for the year ended December 31, 2002 are incorporated by reference into Parts I and II, which Annual Report is filed herewith as Exhibit 13.

Portions of the proxy statement for the annual shareholders’ meeting to be held April 22, 2003, are incorporated by reference into Part III.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐

PART 1

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

          The Bank is a Virginia state-chartered commercial bank with 15 full-service offices in the Hampton Roads region of southeastern Virginia.  The Bank was organized in March 1987 and commenced operations in December 1987.  The Bank’s principal executive office is located at 201 Volvo Parkway, Chesapeake, Virginia 23320 and its telephone number is (757) 436-1000.

          On January 31, 2003, the Northwest branch, located at 4507 Relay Road, Chesapeake, VA 23322, was closed and accounts at that branch were transferred to the nearby Moyock branch, reducing the branch locations down to the 15 offices.

B.  Financial Information about Industry Segments:

          The Company does not participate in any industry segments outside of the financial services industry.

C.  Narrative Description of Business:

Principal Products or Services:

          The Company, through the Bank, engages in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in its primary service area which includes Chesapeake, Suffolk, Norfolk, and Virginia Beach, Virginia.  The principal business of the Company is to attract deposits and to loan or invest those deposits on profitable terms.  The Company offers all traditional loan and deposit banking services as well as newer services, such as telephone banking and debit cards.  The Company accepts both commercial and consumer deposits.  These deposits are in varied forms of both demand and time accounts including checking accounts, interest checking, money market accounts, savings accounts, certificates of deposit, and IRA accounts.

          The Company is heavily involved in the construction and real estate lending market and actively extends both personal and commercial credit.  Loans consist of varying terms and can be secured or unsecured.  Loans to individuals are for personal, household, and family purposes.  Loans to businesses are for such purposes as working capital, plant expansion, and equipment purchases.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report included as Exhibit 13 to this 10-K (“Annual Report”) for the breakdown of loans by classification.

Competition:

          Federal and state legislative changes have significantly increased competition among financial institutions, and current trends toward deregulation are expected to increase competition even further.  In its market area, the Company operates in a competitive banking environment that includes multiple commercial banks, savings banks and credit unions.  Many of these institutions have substantially greater assets and capital than the Company.  In many instances, these institutions have greater lending limits than the Company.  As of December 31, 2002, the Bank’s legal lending limit to one borrower was $5.18 million, unless the Bank could sell participations in such a loan to other financial institutions.  Finally, the Company faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds.  In summary, the Company competes with many institutions which are larger in size and, therefore, can offer more products than the Company at very competitive rates.  The Company believes that its pricing of products has remained competitive, but that the Company’s historical success is primarily attributable to high quality service and community involvement.

Supervision and Regulations:

The Bank

          The Bank operates as a state bank subject to supervision and regulation by the Bureau of Financial Institutions of the Virginia State Corporation Commission (“SCC”).  The Bureau of Financial Institutions regulates all areas of a Virginia state bank’s commercial banking operations, including reserves, loans, mergers, payment of dividends, establishment of branches and other aspects of operations.

          Additionally, the Bank is a member of the Federal Reserve Bank (“FRB”) system and is subject to the regulations of the FRB.  The Bank is also insured by the FDIC, which insures that member banks pay depositors to the extent provided by law in the event an insured bank is closed without adequately providing for the claims of depositors.

          The earnings and growth of the banking industry are affected by the general conditions of the economy and by the fiscal and monetary policies of the federal government and its agencies, including the FRB.  The Board of Governors of the FRB regulates money and credit conditions and, as a result, has a strong influence on interest rates and on general economic conditions.  The effect of such policies in the future on the business and earnings of the Bank cannot be predicted with certainty.

The Holding Company

          General.  The Company is registered with the FRB as a financial holding company under the Bank Holding Company Act of 1956 (the “BHCA”), as amended by the Gramm-Leach-Bliley Act and is subject to ongoing regulation, supervision and examination by the FRB.  The Holding Company is required to file with the FRB periodic and annual reports and other information concerning its own business operations and those of its subsidiaries.  In addition, the BHCA requires a bank holding company to obtain FRB approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more that 5% of such shares, unless it already owns or controls a majority of such voting shares.  FRB approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company.

          A bank holding company may not, without providing prior notice to the FRB, purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the company for all purchases or redemptions by the company if its equity securities within the preceding 12 months, will equal 10% or more of the company’s consolidated net worth unless it meets the requirements of a well-capitalized and well-managed organization.

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

          In addition to the filings required by the FRB as discussed above, the Holding Company is required to make certain periodic filings with the Securities and Exchange Commission (“SEC”) as well as file certain reports on the occurrence of certain material events specified in the Exchange Act.  The Holding Company is required to file quarterly and annual reports with the SEC under Section 13 of the Exchange Act, furnish annual reports to shareholders prior to the annual meetings of shareholders, and send proxy statements to shareholders prior to any shareholders’ meeting, all of which must comply with the provisions of the Exchange Act.  In addition, directors, officers and certain shareholders must make detailed disclosures under the Exchange Act regarding their ownership of Holding Company Common Stock.

          Any materials the Company files with the SEC are available to be read and copied by the public at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, proxy information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

          Pursuant to the Gramm-Leach-Bliley Act, financial holding companies are  permitted to engage in activities that are “financial in nature”or incidental or complementary thereto, as determined by the FRB.  The Gramm-Leach-Bliley Act identifies several activities as “financial in nature,” including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities.  Being designated a financial holding company allows insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions.  To preserve the flexibility afforded by this new legislation, the Holding Company became a financial holding company on December 1, 2001.

Employees:

          The Company, as of December 31, 2002, employed 145 people, of whom 139 were full time employees, including the Bank’s President and eight Senior Vice Presidents.

Acquisitions:

          There have been no acquisitions in the three years ended December 31, 2002.

Other:

          The Company has no patents, trademarks, licenses, franchises or other concessions which are considered to be material to the operation of the business.  The Company’s logo is a United States registered servicemark.

          The Company has not invested any funds during the past year which would be considered material for research activities relating to the development of services or improvements to existing services.

          No significant part of its business is dependent upon a single customer or a base of a few customers.  The loss of any one customer would not have a material adverse effect on the Company’s business.

          The business of the Company is not considered seasonal in nature.

          There has been no public announcement of programs regarding new services to be offered.

D.  Foreign and Domestic Operations:

          The Company is a community bank with no foreign operations.

ITEM 2 - PROPERTIES

          The Company’s main office is located at 201 Volvo Parkway, Chesapeake, Virginia 23320.  In addition to the main office location, the Bank owns seven other branch offices: four in the City of Chesapeake, one in the City of Norfolk, one in the City of Suffolk, and one in the City of Virginia Beach.  The Bank leases the land and/or buildings in which its remaining seven branches and its loan processing department are located.  For additional information about leased properties, see Notes to Consolidated Financial Statements beginning on Page 23 of the Annual Report.

ITEM 3 - LEGAL PROCEEDINGS

          There are no material legal proceedings in which the Company is involved at the present time.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of shareholders during the fourth quarter of 2002.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.  Market Information

          On April 30, 2002, the Company’s common stock began trading on the OTC  Bulletin Board, which is operated by the NASDAQ Stock Market.  The Company’s symbol on the Bulletin Board is “HMPR.”  Prior to listing the Company’s stock on the OTC Bulletin Board, trading of the Company’s common stock was limited to isolated private transactions and could not be characterized as amounting to an established public trading market.  The Bank acts as the Company’s transfer agent.  To the best knowledge of management, the price ranges for stock trades that did take place during 2002 and 2001 are listed below.  For periods since the common stock has been listed on the Bulletin Board, the information set forth below reflects inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	2002		2001

	LOW	HIGH	LOW	HIGH

1ST QUARTER	$8.00	$9.00	$10.00	$10.50
2ND QUARTER	6.55	11.00	9.50	10.50
3RD QUARTER	6.75	8.50	8.50	10.00
4TH QUARTER	7.35	8.75	8.00	9.00

          Stock transfers made subsequent to December 31, 2002 through March 3, 2003, for which management had information regarding price paid per share were as follows: 39,097 shares were traded at an average price per share of $8.92.  The highest price paid per share during this period was $9.20 and the low price was $8.80.

          In December 2001, the Company implemented a Stock Repurchase Program, where the Company offered to buy back up to 375,000 shares of its common stock at a price of $8.00 per share during the time frame of December 17, 2001 to February 14, 2002.  At the end of the repurchase period, 64,918 shares had been tendered to the Company pursuant to the Program.

          In January 2003, the Company repurchased 42,224 shares of its common stock in a privately negotiated transaction at a price of $9.50.

B.  Holders of Stock

          As of March 3, 2003, there were 7,764,722 shares of common stock outstanding, held by 4,211 shareholders of record.

C.  Dividends

          A $0.27 per share dividend was declared on January 14, 2003, payable on March 15, 2003 to shareholders of record as of February 15, 2003.  On February 26, 2002, the Company’s Board declared a $0.26 per share dividend payable on April 15, 2002 to shareholders of record on March 15, 2002.  A $0.25 per share dividend was declared on January 9, 2001, payable on March 15, 2001 to shareholders of record as of February 15, 2001.  The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition.

          Bank regulatory agencies place certain restrictions on dividends paid to the Company, which in turn limit the ability of the Company to pay dividends to its shareholders.  The amount of dividends the Bank may pay to the Company, without prior regulatory approval, is limited to current year earnings plus retained net profits for the two preceding years.  At December 31, 2002, the amount available was approximately $2.5 million.

D. Securities Authorized for Issuance Under Equity Compensation Plans

          A summary of the information related to the Company’s existing equity compensation plans as of December 31, 2002, is given below:

	Shareholder Approved Plans	Non-Shareholder Approved Plans

Number of shares issuable upon exercise of existing options	1,030,199	—
Weighted average exercise price of existing options	$6.1379	—
Number of securities remaining available for future awards	1,923,305	—

ITEM 6 - SELECTED FINANCIAL DATA

          Selected Financial Data on page 4 of the Annual Report for the year ended December 31, 2002 is incorporated herein by reference.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 5 through 17 of the Annual Report for the year ended December 31, 2002 is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s primary component of market risk is interest rate volatility.  Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities.

          The primary goal of the Company’s asset/liability management strategy is to maximize its net interest income over time while keeping interest rate risk exposure within levels established by the Company’s management.  The Company’s ability to manage its interest rate risk depends generally on the Company’s ability to match the maturities and re-pricing characteristics of its assets and liabilities while taking into account the separate goals of maintaining asset quality and liquidity and achieving the desired level of net interest income.  The principal variables that affect the Company’s management of its interest rate risk include the Company’s existing interest rate gap position, management’s assessment of future interest rates, and the withdrawal of liabilities over time.

          The Company’s primary technique for managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap.  The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or re-price within that time period.  At December 31, 2002, the Company’s one year “positive gap” (interest earning assets maturing or re-pricing within a period exceed interest bearing liabilities maturing or re-pricing within the same period) was approximately $4.87 million, or 1.63% of total assets.  This compares to the Company’s one year “positive gap” at December 31, 2001 of $8.75 million, or 3.64% of total assets.  Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities.  In periods of falling interest rates, the opposite effect on net interest income is likely to occur.

          The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2002 and 2001 that are subject to re-pricing or that mature in each of the future time periods shown.  Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called.  Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Sensitivity Analysis
December 31, 2002

(in thousands)	1-90 Days	91 Days -1 Year	1-3 Years	3-5 Years	Over 5 Years	Total

Interest Earning Assets
Loans	$89,384	$21,468	$38,955	$49,533	$3,844	$203,184
Investment securities	10,379	1,534	20,752	11,054	1,336	45,055	*
Overnight funds sold	33,105	—	—	—	—	33,105

Total	132,868	23,002	59,707	60,587	5,180	281,344
Cumulative totals	$132,868	$155,870	$215,577	$276,164	$281,344
Interest Bearing Liabilities
Interest checking	$18,071	$—	$—	$—	$—	$18,071
Money market	40,337	—	—	—	—	40,337
Savings	10,684	—	—	—	—	10,684
Time deposits	39,209	34,707	21,709	16,484	5	112,114
FHLB borrowings	—	5,000	5,000	—	—	10,000
Other borrowings	2,993	—	—	—	—	2,993

Total	111,294	39,707	26,709	16,484	5	194,199
Cumulative totals	$111,294	$151,001	$177,710	$194,194	$194,199

Interest sensitivity gap	21,574	(16,705)	32,998	44,103	5,175	87,145
Cumulative interest sensitivity gap	$21,574	$4,869	$37,867	$81,970	$87,145
Cumulative interest sensitivity gap as a percentage of total assets	7.21%	1.63%	12.66%	27.41%	29.14%

*    Includes Federal Home Loan Bank stock and Federal Reserve Bank stock.

Interest Sensitivity Analysis
December 31, 2001

(in thousands)	1-90 Days	91 Days -1 Year	1-3 Years	3-5 Years	Over 5 Years	Total

Interest Earning Assets
Loans	$74,575	$24,996	$38,740	$45,683	$5,148	$189,142
Investment securities	5,999	5,250	2,000	25	630	13,904	*
Overnight funds sold	18,721	—	—	—	—	18,721

Total	99,295	30,246	40,740	45,708	5,778	221,767
Cumulative totals	$99,295	$129,541	$170,281	$215,989	$221,767
Interest Bearing Liabilities
Interest checking	$14,418	$—	$—	$—	$—	$14,418
Money market	25,093	—	—	—	—	25,093
Savings	9,789	—	—	—	—	9,789
Time deposits	31,035	37,222	23,760	11,382	5	103,404
Other borrowings	3,235	—	—	—	—	3,235

Total	83,570	37,222	23,760	11,382	5	152,704
Cumulative totals	$83,570	$120,792	$144,552	$155,934	$155,939

Interest sensitivity gap	15,725	(6,976)	16,980	34,326	5,773	69,063
Cumulative interest sensitivity gap	$15,725	$8,749	$25,729	$60,055	$65,828
Cumulative interest sensitivity gap as a percentage of total assets	6.55%	3.64%	10.72%	25.01%	27.42%

*    Includes Federal Reserve Bank stock.

          The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2002 and 2001, based on maturity dates.  The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of December 31, 2002 or 2001.

On-Balance Sheet Financial Instruments
December 31, 2002

Principle Amount Maturing or Re-pricing in:

(in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Over 5 Years	Total	Fair Value

Interest Earning Assets
Fixed rate loans	$28,405	$15,405	$23,550	$21,193	$28,340	$3,844	$120,737	$132,811	*
Average interest rate	8.01%	8.80%	8.94%	8.57%	7.48%	8.34%
Variable rate loans	$82,409	$—	$—	$—	$—	$—	$82,409	$82,409
Average interest rate	6.06%
Investment securities	$2,034	$15,350	$9,408	$12,262	$4,665	$1,336	$45,055	$45,055
Average interest rate	5.73%	2.96%	3.14%	3.64%	4.83%	5.72%
Interest Bearing Liabilities
Interest checking	$18,071	$—	$—	$—	$—	$—	$18,071	$18,081
Average interest rate	0.20%
Money market	$40,337	$—	$—	$—	$—	$—	$40,337	$40,337
Average interest rate	1.00%
Savings	$10,684	$—	$—	$—	$—	$—	$10,684	$10,684
Average interest rate	0.50%
Time deposits	$73,916	$10,588	$11,121	$4,763	$11,721	$5	$112,114	$115,099
Average interest rate	2.84%	4.43%	6.03%	5.23%	4.67%	5.44%
FHLB borrowings	$5,000	$2,500	$2,500	$—	$—	$—	$10,000	$10,256
Average interest rate	3.03%	3.81%	4.56%
Other borrowings	$2,993	$—	$—	$—	$—	$—	$2,993	$2,993
Average interest rate	3.75%

*  Net of deferred loan fees of $38 thousand.

On-Balance Sheet Financial Instruments
December 31, 2001

Principle Amount Maturing or Re-pricing in:

(in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Over 5 Years	Total	Fair Value

Interest Earning Assets
Fixed rate loans	$31,214	$14,459	$24,281	$22,383	$23,300	$5,148	$120,785	$132,534	*
Average interest rate	8.29%	8.88%	8.84%	9.00%	8.39%	8.56%
Variable rate loans	$68,299	$—	$—	$—	$—	$—	$68,299	$68,299
Average interest rate	6.35%
Investment securities	$2,000	$1,999	$—	$—	$3,000	$6,905	$13,904	$14,097
Average interest rate	5.86%	5.65%			5.83%	5.77%
Interest Bearing Liabilities
Interest checking	$14,418	$—	$—	$—	$—	$—	$14,418	$14,418
Average interest rate	0.50%
Money market	$25,093	$—	$—	$—	$—	$—	$25,093	$25,093
Average interest rate	1.82%
Savings	$9,789	$—	$—	$—	$—	$—	$9,789	$9,789
Average interest rate	0.80%
Time deposits	$68,257	$18,363	$5,397	$8,430	$2,952	$5	$103,404	$106,301
Average interest rate	3.97%	5.63%	5.99%	6.73%	5.86%	5.20%
Other borrowings	$3,235	$—	$—	$—	$—	$—	$3,235	$3,235
Average interest rate	4.25%

*    Net of deferred loan fees of $58 thousand.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following consolidated financial statements of the Company and the Independent Auditors’ Reports set forth on pages 18 through 37 of the Annual Report for the year ended December 31, 2002 are incorporated herein by reference or as noted and included as part of this 10-K.

	Page in Annual Report	Page in 10-K

Independent Auditors’ Report - December 31, 2000		F-1

Independent Auditors’ Report - December 31, 2002 and 2001	18

Consolidated Balance Sheets - December 31, 2002 and 2001	19

Consolidated Statements of Income - Years Ended December 31, 2002, 2001, and 2000	20

Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2002, 2001, and 2000	21

Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001, and 2000	22

Notes to Consolidated Financial Statements - December 31, 2002, 2001, and 2000	23

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Accountants

To the Board of Directors and Shareholders
of Hampton Roads Bankshares, Inc.:

In our opinion, the consolidated statements of income, shareholders’ equity and cash flows for the year ended December 31, 2000 (appearing on pages 20 through 22 of the Hampton Roads Bankshares, Inc. 2002 Annual Report to Shareholders which has been incorporated by reference in this Form 10-K) present fairly, in all material respects, the results of operations and cash flows of Hampton Roads Bankshares, Inc. and its subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP Harrisburg, Pennsylvania February 12, 2001

F-1

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

          There were no changes in or disagreements with accountants on accounting and financial disclosures during 2002.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning the Directors and Executive Officers in the proxy statement for the annual shareholders meeting to be held April 22, 2003, is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

          Information concerning executive compensation in the proxy statement for the annual shareholders meeting to be held April 22, 2003, filed on March 17, 2003, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

          Information concerning security ownership of certain beneficial owners and management in the proxy statement for the annual shareholders meeting to be held April 22, 2003, filed on March 17, 2003, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information concerning certain relationships and related transactions in the proxy statement for the annual shareholders meeting to be held April 22, 2003, filed on March 17, 2003, is incorporated herein by reference.

ITEM 14 - CONTROLS AND PROCEDURES

(a)

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

(b)

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.

The following consolidated financial statements of the Company and the Independent Auditors’ Reports set forth on pages 18 through 37 of the Annual Report for the year ended December 31, 2002 are incorporated herein by reference or as noted and included as part of this 10-K.

	Page in Annual Report	Page in 10-K

Independent Auditors’ Report - December 31, 2000		F-1
Independent Auditors’ Report - December 31, 2002 and 2001	18
Consolidated Balance Sheets - December 31, 2002 and 2001	19
Consolidated Statements of Income - Years Ended December 31, 2002, 2001, and 2000	20
Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2002, 2001, and 2000	21
Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001, and 2000	22
Notes to Consolidated Financial Statements - December 31, 2002, 2001 and 2000	23

	2.	Financial Statement Schedules - None.

	3.	The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K - None.

(c)	Exhibits required by Item 601 of Regulation S-K

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

HAMPTON ROADS BANKSHARES, INC.

/s/ JACK W. GIBSON

Jack W. Gibson, President & Chief Executive Officer (3/25/03)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ BOBBY L. RALPH	/s/ HERMAN A. HALL, III

Bobby L. Ralph, Director (3/25/03)	Herman A. Hall, III, Director (3/25/03)

/s/ ROBERT G. BAGLEY	/s/ EMIL A. VIOLA

Robert G. Bagley Senior Vice President, Director (3/25/03)	Emil A. Viola, Director and Chairman (3/25/03)

/s/ W. LEWIS WITT	/s/ WILLIAM J. HEARRING

W. Lewis Witt, Director (3/25/03)	William J. Hearring, Director (3/25/03)

/s/ WARREN L. ALECK	/s/ ROBERT H. POWELL, III

Warren L. Aleck, Director (3/25/03)	Robert H. Powell, III, Director (3/25/03)

/s/ DURWOOD S. CURLING	/s/ CYNTHIA A. SABOL

Durwood S. Curling, Director (3/25/03)	Cynthia A. Sabol, Senior Vice President and Chief Financial Officer (3/25/03)

/s/ J ACK W. GIBSON	/s/ LORELLE L. FRITSCH

Jack W. Gibson, President and Chief Executive Officer, Director (3/25/03)	Lorelle L. Fritsch Vice President and Controller (3/25/03)

Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Chief Executive Officer

I, Jack W. Gibson, certify that:

1.	I have reviewed this annual report on Form 10-K of Hampton Roads Bankshares, Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ JACK W. GIBSON

Jack W. Gibson President and Chief Executive Officer

Certification of Chief Financial Officer

I, Cynthia A. Sabol, certify that:

1.	I have reviewed this annual report on Form 10-K of Hampton Roads Bankshares, Inc.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ CYNTHIA A. SABOL

Cynthia A. Sabol Senior Vice President and Chief Financial Officer

Certification under Section 906 of the Sarbanes-Oxley Act of 2002

          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the Company’s chief executive officer and chief financial officer each certify as follows:

          (a)          This Report on Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

          (b)          The information contained in this Report on Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JACK W. GIBSON

Jack W. Gibson Chief Executive Officer
Date:	March 25, 2003

/s/ CYNTHIA A. SABOL

Cynthia A. Sabol Chief Financial Officer
Date:	March 25, 2003

Exhibit Index
Hampton Roads Bankshares, Inc.

Exhibit 2 - Agreement and Plan of Reorganization

The Agreement and Plan of Reorganization dated March 13, 2001 between the Company and Bank of Hampton Roads filed with the Company’s form 8-K dated July 2, 2001, is incorporated herein by reference.

Exhibit 3 - Articles of Incorporation and Bylaws

The Articles of Incorporation and Bylaws of Hampton Roads Bankshares, Inc. filed with the Company’s form 8-K dated July 2, 2001, are incorporated herein by reference.

Exhibit 3.1 - Amended Bylaws

The Bylaws of Hampton Roads Bankshares, Inc. as amended in 2002 are attached as a part of this form 10-K.

Exhibit 3.2 - Amended Bylaws

The Bylaws of Bank of Hampton Roads as amended in 2002 are attached as a part of this form 10-K.

Exhibit 10 - Material Contracts

The two employment contracts, filed as Exhibit 7 of  the F-1 Statement dated March 28, 1988, are incorporated herein by reference.

Exhibit 10.1 - 10.4 - Employment Agreements with Bank Officers

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

Exhibit 10.16 - Tender Offer Agreement

The Tender Offer to purchase the Company’s Common Stock dated December 17, 2001, filed with the Company’s Schedule TO-1, filed December 14, 2001, as amended, is incorporated herein by reference.

Exhibit 10.17 - Dividend Reinvestment and Stock Purchase Plan

The Dividend Reinvestment and Stock Purchase Plan dated March 14, 2002 filed with the Company’s Form S-3 dated March 14, 2002, is incorporated herein by reference.

Exhibit 10.18 - Employment Agreement with Bank Officer

Employment Agreement with Bank Officer entered into in 2001, filed with the 2001 form 10-K dated March 22, 2002, is incorporated herein by reference.

Exhibit 10.19-10.21 - Employment Agreement with Bank Officer and Amendments to Employment Agreement with Bank Officer

Employment Agreement with Bank Officer and Amendments to Employment Agreement with Bank Officer entered into in 2002 are attached as a part of this 10-K.

Exhibit 13 - Annual Report to Security Holders

The Annual Report for the year ended December 31, 2002.  Such report, except to the extent incorporated herein by reference, is being furnished for informational purposes only and is not deemed to be filed as part of the Report on Form 10-K.

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