Form 10-Q
period 2003-03-31
HAMPTON ROADS BANKSHARES INC
filed 2003-05-13
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2003.

Common Stock, $.625 Par Value	7,779,597 Shares

HAMPTON ROADS BANKSHARES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets	3
March 31, 2003
December 31, 2002

Consolidated Statements of Income	4
Three Months ended March 31, 2003
Three Months ended March 31, 2002

Consolidated Statements of Shareholders’ Equity	5
March 31, 2003
December 31, 2002

Consolidated Statements of Cash Flows	6
Three Months ended March 31, 2003
Three Months ended March 31, 2002

Notes to Consolidated Financial Statements	7

ITEM 2— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4— CONTROLS AND PROCEDURES	17

PART II—OTHER INFORMATION

ITEM 1— LEGAL PROCEEDINGS	17

ITEM 2— CHANGES IN SECURITIES AND USE OF PROCEEDS	17

ITEM 3— DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4— SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

ITEM 5— OTHER INFORMATION	17

ITEM 6— EXHIBITS AND REPORTS ON FORM 8-K	17

SIGNATURES	17

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets

	March 31, 2003 (Unaudited)	December 31, 2002 (Audited)
Assets:
Cash and due from banks	$14,400,865	$7,939,519
Overnight funds sold	4,953,801	33,105,061

	19,354,666	41,044,580

Securities available-for-sale, at fair market value	57,658,736	43,738,985
Federal Home Loan Bank stock	685,000	685,000
Federal Reserve Bank stock	635,950	631,100

	58,979,686	45,055,085

Loans	209,656,447	203,183,511
Allowance for loan losses	(2,896,444)	(2,842,855)

Net loans	206,760,003	200,340,656

Premises and equipment	8,348,791	8,431,209
Interest receivable	1,336,327	1,278,851
Real estate acquired in settlement of loans	457,845	457,845
Deferred tax assets	836,059	962,436
Other assets	1,307,982	1,143,738

Total assets	$297,381,359	$298,714,400

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing demand	$62,960,321	$62,667,737
Interest bearing:
Demand	58,049,524	58,407,499
Savings	12,059,972	10,684,436
Time deposits:
Less than $100,000	70,375,139	70,630,990
$100,000 or more	39,790,207	41,483,080

Total deposits	243,235,163	243,873,742

Interest payable	479,708	535,811
Other liabilities	2,812,807	2,201,075
Other borrowings	12,246,483	12,992,853

Total liabilities	258,774,161	259,603,481

Shareholders’ equity:
Common stock, $.625 par value. Authorized 40,000,000 shares; issued and outstanding 7,779,597 shares in 2003 and 7,707,744 shares in 2002	4,862,248	4,817,340
Capital surplus	18,244,909	17,788,739
Accumulated other comprehensive income	720,039	598,774
Retained earnings	14,780,002	15,906,066

Total shareholders’ equity	38,607,198	39,110,919

Total liabilities and shareholders’ equity	$297,381,359	$298,714,400

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Interest income:
Loans, including fees	$3,866,670	$3,698,802
Investment securities	467,449	216,669
Overnight funds sold	29,336	71,621

Total interest income	4,363,455	3,987,092

Interest expense:
Deposits:
Demand	120,154	139,426
Savings	21,365	27,438
Time deposits:
Less than $100,000	697,716	842,179
$100,000 or more	246,168	291,592
Other borrowings	101,354	6,524

Total interest expense	1,186,757	1,307,159

Net interest income	3,176,698	2,679,933
Provision for loan losses	85,000	99,000

Net interest income after provision for loan losses	3,091,698	2,580,933

Noninterest income:
Service charges on deposit accounts	501,792	370,284
ATM surcharge fees	48,592	58,787
Other service charges and fees	263,758	179,668

Total noninterest income	814,142	608,739

Noninterest expense:
Salaries and employee benefits	1,438,869	1,298,017
Occupancy	228,913	229,997
Data processing	104,263	96,344
Other	665,033	534,854

Total noninterest expense	2,437,078	2,159,212

Income before provision for income taxes	1,468,762	1,030,460
Provision for income taxes	498,350	350,357

Net income	$970,412	$680,103

Basic earnings per share	$0.13	$0.09

Diluted earnings per share	$0.12	$0.09

Basic weighted average shares outstanding	7,734,575	7,495,215
Effect of dilutive stock options	213,056	220,051

Diluted weighted average shares outstanding	7,947,631	7,715,266

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Shareholders’ Equity

Three Months Ended March 31, 2003, and the Years Ended 2002 and 2001

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
(Audited)	Shares	Amount
Balance at January 1, 2001	7,496,426	$4,685,266	$16,222,904	$13,300,884	$—	$34,209,054
Shares issued related to:
401(k) plan	9,189	5,743	67,770	—	—	73,513
Exercise of stock options	12,495	7,810	56,541	—	—	64,351
Payout of fractional shares	(44)	(28)	(410)	—	—	(438)
Tax benefit of stock option exercises	—	—	22,759	—	—	22,759
Net income	—	—	—	3,130,311	—	3,130,311
Cash dividends ($0.25 per share)	—	—	—	(1,876,571)	—	(1,876,571)

Balance at December 31, 2001	7,518,066	4,698,791	16,369,564	14,554,624	—	35,622,979
Comprehensive income:
Net income	—	—	—	3,298,035	—	3,298,035
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $308,460	—	—	—	—	598,774	598,774

Total comprehensive income	—	—	—	—	—	3,896,809
Shares issued related to:
401(k) plan	8,516	5,323	62,807	—	—	68,130
Exercise of stock options	103,187	64,492	554,845	—	—	619,337
Dividend reinvestment	142,960	89,350	1,120,091	—	—	1,209,441
Payout of fractional shares	(67)	(43)	(518)	—	—	(561)
Common stock repurchased and surrendered	(64,918)	(40,573)	(478,767)	—	—	(519,340)
Tax benefit of stock option exercises	—	—	160,717	—	—	160,717
Cash dividends ($0.26 per share)	—	—	—	(1,946,593)	—	(1,946,593)

Balance at December 31, 2002	7,707,744	4,817,340	17,788,739	15,906,066	598,774	39,110,919

(Unaudited)
Comprehensive income:
Net income	—	—	—	970,412	—	970,412
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $62,470	—	—	—	—	121,265	121,265

Total comprehensive income	—	—	—	—	—	1,091,677
Shares issued related to:
401(k) plan	9,192	5,745	67,791	—	—	73,536
Exercise of stock options	90,021	56,263	424,859	—	—	481,122
Dividend reinvestment	14,886	9,304	131,149	—	—	140,453
Payout of fractional shares	(22)	(14)	(193)	—	—	(207)
Common stock repurchased and surrendered	(42,224)	(26,390)	(374,738)	—	—	(401,128)
Tax benefit of stock option exercises	—	—	207,302	—	—	207,302
Cash dividends ($0.27 per share)	—	—	—	(2,096,476)	—	(2,096,476)

Balance at March 31, 2003	7,779,597	$4,862,248	$18,244,909	$14,780,002	$720,039	$38,607,198

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Operating activities:
Net income	$970,412	$680,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,827	127,322
Provisions for loan losses	85,000	99,000
Net amortization of premiums and accretion of discounts on investment securities	(272,038)	11,762
Deferred tax expense	63,907	—
Changes in:
Interest receivable	(57,476)	19,282
Other assets	(172,481)	(393,237)
Interest payable	(56,103)	(72,327)
Other liabilities	1,083,157	785,132

Net cash provided by operating activities	1,778,205	1,257,037

Investing activities:
Proceeds from maturities and calls of securities	13,336,023	3,002,362
Purchase of securities	(26,800,000)	(13,580,000)
Purchase of Federal Home Loan Bank stock	—	(247,500)
Purchase of Federal Reserve Bank stock	(4,850)	—
Net (increase) decrease in total loans	(6,504,347)	1,641,735
Purchase of premises and equipment	(43,172)	(14,298)
Proceeds from sale of real estate acquired in settlement of loans	—	2,924

Net cash used in investing activities	(20,016,346)	(9,194,777)

Financing activities:
Net increase (decrease) in deposits	(638,579)	2,976,661
Net decrease in other borrowings	(746,370)	(3,230,000)
Common stock repurchased and surrendered	(401,128)	(519,340)
Dividends reinvested	140,453	—
Proceeds from shares issued related to 401(k) plan	73,536	68,130
Cash proceeds from exercise of stock options	216,791	105,298
Dividends paid	(2,096,476)	—

Net cash used in financing activities	(3,451,773)	(599,251)

Decrease in cash and cash equivalents	(21,689,914)	(8,536,991)
Cash and cash equivalents at beginning of period	41,044,580	26,965,095

Cash and cash equivalents at end of period	$19,354,666	$18,428,104

Supplemental cash flow information:
Cash paid during the period for interest	$1,242,860	$1,379,486
Cash paid during the period for income taxes	75,000	—

Supplemental noncash information:
Dividends declared	—	1,943,613
Value of shares exchanged in exercise of stock options	271,970	—
Stock options exercised through reduction in stock options payable	264,331	52,036
Tax benefit of stock option exercises	207,302	—

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2003

NOTE A—BASIS OF PRESENTATION

Hampton Roads Bankshares, Inc., a Virginia corporation (the “Holding Company”), was incorporated under the laws of the Commonwealth of Virginia on February 28, 2001, primarily to serve as a holding company for Bank of Hampton Roads (the “Bank”). The consolidated financial statements of Hampton Roads Bankshares, Inc. (the “Company”) include the accounts of the Holding Company and its wholly-owned subsidiary, the Bank. All significant intercompany balances have been eliminated in consolidation.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities: An Interpretation of ARB No. 51. This interpretation addresses the issue of consolidation of variable interest entities, which were previously commonly referred to as special-purpose entities (“SPEs”). Generally, in a variable interest entity, the equity investment at risk is not sufficient to allow the entity to function without subordinated financial support from other parties that absorb some of the expected losses and the equity investors do not have the essential characteristics of a controlling financial interest, as defined. According to FIN 46, if a business has a controlling financial interest in a variable interest entity, the assets, liabilities and operating results of the variable interest entity should be consolidated with the business, even if the business does not have voting control of the variable interest entity. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to interest in variable interest entities acquired after that date. FIN 46 also applies to the first interim or fiscal periods beginning after June 15, 2003 for those variable interest entities in which a business holds an interest that were acquired before February 1, 2003. This statement has no impact on the Company’s financial statements.

NOTE B—INVESTMENT SECURITIES

The amortized cost and estimated fair market values of investment securities available-for-sale were:

	March 31, 2003		December 31, 2002
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Agency securities	$56,548,970	$57,639,860	$42,811,920	$43,719,063
Mortgage backed securities	18,797	18,876	19,831	19,922

Total securities available-for-sale	$56,567,767	$57,658,736	$42,831,751	$43,738,985

NOTE C—LOANS

Major classifications of loans are summarized as follows:

	March 31, 2003	December 31, 2002
Commercial	$55,865,505	$53,842,424
Construction	43,912,318	35,969,610
Real estate-commercial mortgage	66,892,386	62,610,803
Real estate-residential mortgage	23,056,031	28,505,370
Installment loans to individuals	19,865,076	22,217,230
Deferred loan fees and related costs	65,131	38,074

Total loans	$209,656,447	$203,183,511

Non-performing assets are as follows:

	March 31, 2003	December 31, 2002
Loans 90 days past due and still accruing interest	$139,062	$197,054
Nonaccrual loans	120,841	78,443
Real estate acquired in settlement of loans	457,845	457,845

Total non-performing assets	$717,748	$733,342

Allowance as a percentage of non-performing assets	404%	388%
Non-performing assets as a percentage of total loans	0.34%	0.36%

NOTE D—ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the three months ended March 31, 2003 and 2002 were as follows:

	2003	2002
Balance at beginning of year	$2,842,855	$2,121,137
Provision for loan losses	85,000	99,000
Loans charged off	(37,699)	(106,755)
Recoveries	6,288	5,725

Balance at end of period	$2,896,444	$2,119,107

NOTE E—PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	March 31, 2003	December 31, 2002
Land	$2,860,152	$2,860,152
Buildings and improvements	5,057,949	5,050,549
Equipment, furniture and fixtures	3,777,842	3,742,070

	11,695,943	11,652,771
Less accumulated depreciation	(3,347,152)	(3,221,562)

Net premises and equipment	$8,348,791	$8,431,209

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Hampton Roads Bankshares, Inc., a Virginia corporation, was incorporated under the laws of the Commonwealth of Virginia on February 28, 2001, primarily to serve as a holding company for Bank of Hampton Roads. The consolidated financial statements of Hampton Roads Bankshares, Inc. include the accounts of the Holding Company and its wholly-owned subsidiary, the Bank. All significant intercompany balances have been eliminated in consolidation.

Bank of Hampton Roads was organized in March of 1987 and commenced banking operations in December of 1987. The Bank engages in a general community and commercial banking business, emphasizing the needs of individuals as well as small and medium sized businesses in its primary service area.

The following discussion and analysis by the Company’s management compares the financial condition and results of the Company’s operations for the three months ended March 31, 2003 and March 31, 2002. The following should be read in conjunction with the Company’s 2002 Annual Report.

Financial Condition

The first three months of 2003 proved to be very successful for Hampton Roads Bankshares, Inc., with average assets increasing an additional $26.6 million over the average balance for the year ended December 31, 2002, to a new record of $292.1 million. The Company’s total assets at March 31, 2003 decreased slightly to $297.4 million, a decrease of $1.3 million or less than 1.0%, from $298.7 million at December 31, 2002.

The Company’s primary market objective focuses on generating construction, real estate, consumer and commercial loans to individuals and to small and medium sized businesses. The loan portfolio grew $6.5 million to a record $209.7 million on March 31, 2003 from $203.2 million on December 31, 2002. Average loans for the first three months of 2003 increased $10.9 million from the average balance for the year ended December 31, 2002 to a record $205.4 million. The increased volume of loans was generated by the favorable financing environment as well as the efforts of the Company’s personnel to attract new business. An emphasis has been placed on maintaining the diversification of the loan portfolio with respect to loan type, nature of collateral and geographic location. This emphasis has resulted in success, with no one loan type holding a disproportionately large percentage of the overall loan portfolio. Asset quality has continued to be strong for all loans. The allowance for loan losses on March 31, 2003 and December 31, 2002 was $2.9 million and $2.8 million, respectively, and represented 1.38% and 1.40% of outstanding loans. Loan charge-offs, net of recoveries, were $31,411 for the first three months of 2003, compared to $101,030 for the comparable period in 2002. Based upon management’s review of historical trends and the estimate of losses inherent in the portfolio, it considers the allowance to be adequate.

Competitive interest rates on deposits, growth in branch office locations and aggressive call programs by branch personnel have contributed to successful market share gains. In the first three months of 2003, the Company has experienced a $20.0 million or 9.2% increase in average deposits from the average balance for the year ended December 31, 2002 to a new high of $238.4 million. Total month end deposits decreased slightly from $243.9 million at December 31, 2002 to $243.2 million at March 31, 2003, a decrease of $0.7 million or 0.3%. This positive growth trend in average deposits can be attributed to several factors: a change in the local community banking marketplace as three respected competitors were acquired by larger institutions, efforts of experienced personnel to attract new accounts, and increased advertising highlighting the Bank’s heritage and its commitment to extending excellent customer service. As the Company grows it will continue to seek core deposits as they are the main source of funds for the Company’s earning assets.

The Company’s investment portfolio, consisting primarily of U.S. Agency securities, serves as a source of liquidity to fund future loan growth and to meet the necessary collateral requirements for public funds on deposit. The investment portfolio was $59.0 million or 19.8% of total assets on March 31, 2003 compared to $45.1 million or 15.1% of total assets on December 31, 2002. Overnight funds sold are temporary investments used for daily cash management purposes, as well as management of short-term interest rate opportunities and interest rate risk. Overnight funds sold decreased by $28.2 million or 85.0% at March 31, 2003 compared to December 31, 2002. The increase in the investment portfolio and decline in overnight funds sold was due to the purchase of $26.8 million in investment securities, net of investment calls/maturities of $13.3 million in the first three months of 2003.

Premises and equipment decreased through the first three months of 2003, by a net amount of $82,418 due to depreciation of $125,590 offset by fixed asset purchases of $43,172.

Results of Operations

During the first three months of 2003, the Company had net income of $970,412, resulting in a return of 1.35% on average total assets of $292.1 million. During the comparable three month period in 2002, the Company earned $680,103 resulting in a return of 1.17% on average total assets of $235.6 million. Net income for the three months ended March 31, 2003 increased 42.7% or $290 thousand as compared to the same period in 2002. Diluted earnings per share increased to $0.12 per share for the first three months of 2003 as compared to the $0.09 per share in 2002.

Net interest income, the principal source of the Company’s earnings, represents the difference between interest and fees earned from lending and investment activities and the interest paid to fund these activities. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements impact net interest income.

Due to the low interest rate environment, loan yields declined, however, our strong loan demand led to a record increase in the average loan volume, and sustained the Company’s earnings. Interest income on loans increased $168 thousand in the first three months of 2003 to $3.9 million from $3.7 million for the three months ended March 31, 2002. As a result of a $40.3 million increase in average investment securities, interest income on investment securities increased by $251 thousand or 115.7% for the first three months of 2003 as compared to the same time period in the prior year. Interest on overnight funds sold decreased $42,285 for the first three months of 2003, as compared to the same period in 2002, predominantly due to declining interest rates as well as the impact of a 37.2% decrease in the average year to date balance for the quarter ended March 31, 2003 compared to the same period ended March 31, 2002.

Interest expense on deposits and borrowings decreased in 2003 by $120,402, or 9.2%, when compared to the same three month period in 2002. This decrease is due to the decrease in overall rates paid on liabilities, in this lower interest rate environment, which was partially offset by the record increase in the Company’s average interest bearing liabilities.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s efficiency in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin decreased from 4.98% during the first three months of 2002 to 4.74% for the same period in 2003. These decreases can be attributed to changes in the balance sheet mix, changes in the yields obtained from interest earning assets and paid on interest bearing liabilities, the falling interest rate environment, and changes in volume.

Noninterest income increased by $205,403, or 33.7% in the first three months of 2003 from $608,739 for the period ended March 31, 2002 to $814,142 for the period ended March 31, 2003. Service charges on deposit accounts, representing 61.6% of total noninterest income, increased $131,508 or 35.5% from 2002 to 2003. This increase is primarily due to the additional number of accounts being serviced by the Bank, an increase in fees associated with new products offered, as well as the change in the economy, which has presented financial challenges for some customers and lead to a 35.1% increase in returned check fees. ATM surcharge fees declined $10,195 or 17.3% in the first quarter of 2003 as compared to the same period in 2002 due to closing one of our ATM locations. Other service charges and fees, which include late charges, cashiers check fees, credit card fees, ATM network and VISA check card fees, safe deposit box rentals and dividends, increased $84,090 or 46.8% in 2003. A large part of this increase is due to the $50 thousand dividend received from an affiliate in the first quarter of 2003. The overall increase in noninterest income is in line with the Company’s objective of increasing the share of income from noninterest sources to reduce its traditional dependence on the net interest margin.

Noninterest expense consists of salaries and benefits provided to employees of the Company, expenses related to premises and equipment, data processing expenses, and operating expenses associated with day to day business affairs. Total noninterest expense increased $277,866 or 12.9% in the first three months of 2003 when compared to the same period in 2002. This increase can primarily be attributed to a 10.9% increase in salaries and benefits resulting from the addition of several new positions during 2002 and a 24% increase in medical insurance costs on our employees, as well as a $53,721 increase in advertising due to the implementation of a new advertising campaign which began in the second quarter of 2002.

Capital Resources and Liquidity

Shareholders’ equity was $38.6 million or 13.0% of total assets at March 31, 2003 as compared to $39.1 million or 13.1% at December 31, 2002. Under Federal Reserve Bank (“FRB”) rules, the Company was considered “well-capitalized,” the highest category of capitalization defined by the regulators as of March 31, 2003. The Company’s ability to generate capital through earnings and the Dividend Reinvestment and Optional Cash Purchase Plan available to its shareholders has been exceptional. Management believes that a strong capital position is necessary to take advantage of attractive growth and investment opportunities. On March 15, 2003, the Company paid a cash dividend of $0.27 per share, totaling $2,096,476.

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

A key goal of asset/liability management is to maintain an adequate degree of liquidity without impairing long-term earnings. Liquidity represents the Company’s ability to provide adequate funding sources for loan growth or deposit withdrawals. Short-term liquidity is primarily provided by access to the federal funds market through established correspondent banking relationships. Funds can also be obtained through the Company’s borrowing privileges at the Federal Reserve and Federal Home Loan Bank of Atlanta. Additional liquidity is available through loan repayments and maturities of the Company’s investment portfolio. The Company maintains a very liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. At March 31, 2003, cash, overnight funds sold, investments in securities, and loans maturing or repricing within one year were$145.4 million or 48.9% of total assets. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

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

The primary goal of the Company’s asset/liability management strategy is to maximize its net interest income over time while keeping interest rate risk exposure within levels established by the Company’s management. The Company’s ability to manage its interest rate risk depends generally on the Company’s ability to match the maturities and repricing characteristics of its assets and liabilities while taking into account the separate goals of maintaining asset quality and liquidity and achieving the desired level of net interest income. The principal variables that affect the Company’s management of its interest rate risk include the Company’s existing interest rate gap position, management’s assessment of future interest rates, and the withdrawal ofliabilities over time.

The Company’s primary technique for managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. At March 31,

2003, the Company’s one year “negative gap” (interest bearing liabilities maturing or repricing within a period exceed interest earning assets maturing or repricing within the same period) was approximately ($13.2) million, or (4.44%) of total assets. Thus, during periods of falling interest rates, this implies that the Company’s net interest income would be positively affected because the cost of the Company’s interest bearing liabilities is likely to be reduced more quickly than the yield of its interest earning assets. At December 31, 2002, the Company’s one year “positive gap” was approximately $4.9 million, or 1.63% of total assets.

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2003 and December 31, 2002 that are subject to repricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Sensitivity Analysis

March 31, 2003

(in thousands)	1-90 Days	91 Days-1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Interest earning assets:
Loans	$97,940	$18,507	$38,030	$51,548	$3,631	$209,656
Investment securities	4,014	5,630	24,911	23,085	1,340	58,980
Overnight funds sold	4,954	—	—	—	—	4,954

Total	$106,908	$24,137	$62,941	$74,633	$4,971	$273,590

Cumulative totals	$106,908	$131,045	$193,986	$268,619	$273,590

Interest bearing liabilities:
Interest checking	$15,941	$—	$—	$—	$—	$15,941
Money market	42,109	—	—	—	—	42,109
Savings	12,060	—	—	—	—	12,060
Time deposits	34,106	32,795	26,288	16,971	5	110,165
FHLB borrowings	2,500	2,500	5,000	—	—	10,000
Other borrowings	2,246	—	—	—	—	2,246

Total	$108,962	$35,295	$31,288	$16,971	$5	$192,521

Cumulative totals	$108,962	$144,257	$175,545	$192,516	$192,521

Interest sensitivity gap	$(2,054)	$(11,158)	$31,653	$57,662	$4,966	$81,069
Cumulative interest sensitivity gap	$(2,054)	$(13,212)	$18,441	$76,103	$81,069
Cumulative interest sensitivity gap as a percentage of total assets	–0.69%	–4.44%	6.20%	25.59%	27.26%

Interest Sensitivity Analysis

December 31, 2002

(in thousands)	1-90 Days	91 Days-1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Interest earning assets:
Loans	$89,384	$21,468	$38,955	$49,533	$3,844	$203,184
Investment securities	10,379	1,534	20,752	11,054	1,336	45,055
Overnight funds sold	33,105	—	—	—	—	33,105

Total	$132,868	$23,002	$59,707	$60,587	$5,180	$281,344

Cumulative totals	$132,868	$155,870	$215,577	$276,164	$281,344

Interest bearing liabilities:
Interest checking	$18,071	$—	$—	$—	$—	$18,071
Money market	40,337	—	—	—	—	40,337
Savings	10,684	—	—	—	—	10,684
Time deposits	39,209	34,707	21,709	16,484	5	112,114
FHLB borrowings	—	5,000	5,000	—	—	10,000
Other borrowings	2,993	—	—	—	—	2,993

Total	$111,294	$39,707	$26,709	$16,484	$5	$194,199

Cumulative totals	$111,294	$151,001	$177,710	$194,194	$194,199

Interest sensitivity gap	$21,574	$(16,705)	$32,998	$44,103	$5,175	$87,145
Cumulative interest sensitivity gap	$21,574	$4,869	$37,867	$81,970	$87,145
Cumulative interest sensitivity gap as a percentage of total assets	7.22%	1.63%	12.68%	27.44%	29.17%

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates as of March 31, 2003 and December 31, 2002, based on maturity or repricing dates. The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of March 31, 2003 or December 31, 2002.

On-Balance Sheet Financial Instruments

March 31, 2003

	Principal Amount Maturing or Repricing in:
(in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Over 5 Years	Total
Interest earning assets:
Fixed rate loans	$27,948	$13,747	$24,283	$29,273	$22,275	$3,631	$121,157	*
Average interest rate	7.84%	8.58%	8.76%	7.93%	7.63%	8.38%
Variable rate loans	$88,434	$—	$—	$—	$—	$—	$88,434
Average interest rate	6.02%
Investment securities	$1,520	$13,415	$12,951	$18,248	$11,506	$1,340	$58,980	**
Average interest rate	5.67%	2.80%	2.93%	3.19%	3.75%	5.70%

Interest bearing liabilities:
Interest checking	$15,941	$—	$—	$—	$—	$—	$15,941
Average interest rate	0.20%
Money market	$42,109	$—	$—	$—	$—	$—	$42,109
Average interest rate	1.00%
Savings	$12,060	$—	$—	$—	$—	$—	$12,060
Average interest rate	0.50%
Time deposits	$66,901	$15,028	$11,260	$4,051	$12,920	$5	$110,165
Average interest rate	2.44%	4.15%	5.74%	4.21%	4.52%	5.47%
FHLB borrowings	$5,000	$2,500	$2,500	$—	$—	$—	$10,000
Average interest rate	3.03%	3.81%	4.56%
Other borrowings	$2,246	$—	$—	$—	$—	$—	$2,246
Average interest rate	3.75%

*	Net of deferred loan costs of $65 thousand.
**	Includes Federal Home Loan Bank and Federal Reserve Bank stock.

On-Balance Sheet Financial Instruments

December 31, 2002

	Principal Amount Maturing or Repricing in:
(in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Over 5 Years	Total
Interest earning assets:
Fixed rate loans	$28,405	$15,405	$23,550	$21,193	$28,340	$3,844	$120,737	*
Average interest rate	8.01%	8.80%	8.94%	8.57%	7.48%	8.34%
Variable rate loans	$82,409	$—	$—	$—	$—	$—	$82,409
Average interest rate	6.06%
Investment securities	$2,034	$15,350	$9,408	$12,262	$4,665	$1,336	$45,055	**
Average interest rate	5.73%	2.96%	3.14%	3.64%	4.83%	5.72%

Interest bearing liabilities:
Interest checking	$18,071	$—	$—	$—	$—	$—	$18,071
Average interest rate	0.20%
Money market	$40,337	$—	$—	$—	$—	$—	$40,337
Average interest rate	1.00%
Savings	$10,684	$—	$—	$—	$—	$—	$10,684
Average interest rate	0.50%
Time deposits	$73,916	$10,588	$11,121	$4,763	$11,721	$5	$112,114
Average interest rate	2.84%	4.43%	6.03%	5.23%	4.67%	5.44%
FHLB borrowings	$5,000	$2,500	$2,500	$—	$—	$—	$10,000
Average interest rate	3.03%	3.81%	4.56%
Other borrowings	$2,993	$—	$—	$—	$—	$—	$2,993
Average interest rate	3.75%

*	Net of deferred loan costs of $38 thousand.
**	Includes Federal Home Loan Bank and Federal Reserve Bank stock.

ITEM 4—CONTROLS AND PROCEDURES

a)	Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

b)	There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

As of March 31, 2003, there were no significant legal proceedings against the Company.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

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

HAMPTON ROADS BANKSHARES, INC. (Registrant)

Date:	April 30, 2003	/s/ CYNTHIA A. SABOL
Cynthia A. Sabol Senior Vice President and Chief Financial Officer

Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Chief Executive Officer

I, Jack W. Gibson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hampton Roads Bankshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003	/s/ JACK W. GIBSON
Jack W. Gibson President and Chief Executive Officer

Certifications under Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Chief Financial Officer

I, Cynthia A. Sabol, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hampton Roads Bankshares, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003	/s/ CYNTHIA A. SABOL
Cynthia A. Sabol Senior Vice President and Chief Financial Officer

Certification under Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the Company’s chief executive officer and chief financial officer each certify as follows:

(a) This Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

(b) The information contained in this Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ JACK W. GIBSON
Jack W. Gibson Chief Executive Officer Date: April 30, 2003

/s/ CYNTHIA A. SABOL
Cynthia A. Sabol Chief Financial Officer Date: April 30, 2003