Form 10-Q
period 2003-06-30
HAMPTON ROADS BANKSHARES INC
filed 2003-08-14
CIK 1143155

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2003.

Common Stock, $.625 Par Value	7,800,642 Shares

HAMPTON ROADS BANKSHARES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets	3

June 30, 2003

June 30, 2002

Consolidated Statements of Income	4

Three Months ended June 30, 2003

Three Months ended June 30, 2002

Six Months ended June 30, 2003

Six Months ended June 30, 2002

Consolidated Statements of Shareholders’ Equity	5

Six months ended June 30, 2003

Year ended December 31, 2002

Year ended December 31, 2001

Consolidated Statements of Cash Flows	6

Six Months ended June 30, 2003

Six Months ended June 30, 2002

Notes to Consolidated Financial Statements	7

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4 – CONTROLS AND PROCEDURES	17

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	17

ITEM 2 – CHANGES IN SECURITIES	17

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

ITEM 5 – OTHER INFORMATION	17

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K	17

SIGNATURES	18

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets

	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)
Assets:
Cash and due from banks	$19,837,738	$7,939,519
Overnight funds sold	13,076,590	33,105,061

	32,914,328	41,044,580
Securities available-for-sale, at fair market value	52,091,321	43,738,985
Federal Home Loan Bank stock	875,000	685,000
Federal Reserve Bank stock	635,950	631,100

	53,602,271	45,055,085
Loans	210,093,929	203,183,511
Allowance for loan losses	(2,820,523)	(2,842,855)

Net loans	207,273,406	200,340,656
Premises and equipment	8,246,373	8,431,209
Interest receivable	1,245,862	1,278,851
Real estate acquired in settlement of loans	458,358	457,845
Deferred tax assets	583,298	962,436
Other assets	1,163,017	1,143,738

Total assets	$305,486,913	$298,714,400

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing demand	$69,718,787	$62,667,737
Interest bearing:
Demand	57,319,619	58,407,499
Savings	12,489,649	10,684,436
Time deposits:
Less than $100,000	70,337,226	70,630,990
$100,000 or more	33,441,784	41,483,080

Total deposits	243,307,065	243,873,742
Interest payable	470,006	535,811
Other liabilities	2,288,598	2,201,075
Other borrowings	19,245,000	12,992,853

Total liabilities	265,310,669	259,603,481
Shareholders’ equity:
Common stock, $.625 par value. Authorized 40,000,000 shares; issued and outstanding 7,800,642 shares in 2003 and 7,707,744 shares in 2002	4,875,401	4,817,340
Capital surplus	18,276,658	17,788,739
Accumulated other comprehensive income	1,204,159	598,774
Retained earnings	15,820,026	15,906,066

Total shareholders’ equity	40,176,244	39,110,919

Total liabilities and shareholders’ equity	$305,486,913	$298,714,400

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Interest income:
Loans, including fees	$3,961,668	$3,832,013	7,828,338	$7,530,815
Investment securities	445,177	431,119	912,626	647,788
Overnight funds sold	13,459	46,878	42,795	118,499

Total interest income	4,420,304	4,310,010	8,783,759	8,297,102

Interest expense:
Deposits:
Demand	104,566	167,801	224,720	307,227
Savings	22,222	27,629	43,587	55,067
Time deposits:
Less than $100,000	642,887	807,372	1,340,603	1,649,551
$100,000 or more	227,721	298,553	473,889	590,145
Other borrowings	120,345	70,318	221,699	76,842

Total interest expense	1,117,741	1,371,673	2,304,498	2,678,832

Net interest income	3,302,563	2,938,337	6,479,261	5,618,270
Provision for loan losses	84,000	123,000	169,000	222,000

Net interest income after provision for loan losses	3,218,563	2,815,337	6,310,261	5,396,270

Noninterest income:
Service charges on deposit accounts	545,579	420,378	1,047,371	790,662
ATM surcharge fees	53,353	63,972	101,945	122,759
Other service charges and fees	242,213	224,680	505,971	404,348

Total noninterest income	841,145	709,030	1,655,287	1,317,769

Noninterest expense:
Salaries and employee benefits	1,486,903	1,302,655	2,925,772	2,600,672
Occupancy	210,693	228,274	439,606	458,271
Data processing	107,912	101,945	212,175	198,289
Other	677,630	651,208	1,342,663	1,186,062

Total noninterest expense	2,483,138	2,284,082	4,920,216	4,443,294

Income before provision for income taxes	1,576,570	1,240,285	3,045,332	2,270,745
Provision for income taxes	536,546	419,988	1,034,896	770,345

Net income	$1,040,024	$820,297	$2,010,436	$1,500,400

Basic earnings per share	$0.13	$0.11	$0.26	$0.20

Diluted earnings per share	$0.13	$0.10	$0.25	$0.19

Basic weighted average shares outstanding	7,786,395	7,614,576	7,760,628	7,554,808
Effect of dilutive stock options	224,859	234,970	226,725	229,006

Diluted weighted average shares outstanding	8,011,254	7,849,546	7,987,353	7,783,814

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Shareholders’ Equity

Six Months Ended June 30, 2003, and the Years Ended 2002 and 2001

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
(Audited)
Balance at January 1, 2001	7,496,426	$4,685,266	$16,222,904	$13,300,884	—	$34,209,054
Shares issued related to:
401(k) plan	9,189	5,743	67,770	—	—	73,513
Exercise of stock options	12,495	7,810	56,541	—	—	64,351
Payout of fractional shares	(44)	(28)	(410)	—	—	(438)
Tax benefit of stock option exercises	—	—	22,759	—	—	22,759
Net income	—	—	—	3,130,311	—	3,130,311
Cash dividends ($0.25 per share)	—	—	—	(1,876,571)	—	(1,876,571)

Balance at December 31, 2001	7,518,066	4,698,791	16,369,564	14,554,624	—	35,622,979
Comprehensive income:
Net income	—	—	—	3,298,035	—	3,298,035
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $308,460	—	—	—	—	598,774	598,774

Total comprehensive income	—	—	—	—	—	3,896,809
Shares issued related to:
401(k) plan	8,516	5,323	62,807	—	—	68,130
Exercise of stock options	103,187	64,492	554,845	—	—	619,337
Dividend reinvestment	142,960	89,350	1,120,091	—	—	1,209,441
Payout of fractional shares	(67)	(43)	(518)	—	—	(561)
Common stock repurchased and surrendered	(64,918)	(40,573)	(478,767)	—	—	(519,340)
Tax benefit of stock option exercises	—	—	160,717	—	—	160,717
Cash dividends ($0.26 per share)	—	—	—	(1,946,593)	—	(1,946,593)

Balance at December 31, 2002	7,707,744	4,817,340	17,788,739	15,906,066	598,774	39,110,919
(Unaudited)
Comprehensive income:
Net income	—	—	—	2,010,436	—	2,010,436
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $311,865	—	—	—	—	605,385	605,385

Total comprehensive income	—	—	—	—	—	2,615,821
Shares issued related to:
401(k) plan	9,192	5,745	67,791	—	—	73,536
Exercise of stock options	121,214	75,758	477,766	—	—	553,524
Dividend reinvestment	14,886	9,304	131,149	—	—	140,453
Payout of fractional shares	(48)	(30)	(428)	—	—	(458)
Common stock repurchased and surrendered	(52,346)	(32,716)	(470,139)	—	—	(502,855)
Tax benefit of stock option exercises	—	—	281,780	—	—	281,780
Cash dividends ($0.27 per share)	—	—	—	(2,096,476)	—	(2,096,476)

Balance at June 30, 2003	7,800,642	$4,875,401	$18,276,658	$15,820,026	$1,204,159	$40,176,244

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2003	June 30, 2002
Operating activities:
Net income	$2,010,436	$1,500,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	269,317	257,986
Provisions for loan losses	169,000	222,000
Net amortization of premiums and accretion of discounts on investment securities	(221,832)	(144,214)
Gain on sale of premises and equipment	—	(1,974)
Deferred tax assets	67,273	(56,022)
Changes in:
Interest receivable	32,989	(205,875)
Other assets	(35,754)	(220,632)
Interest payable	(65,805)	(20,588)
Other liabilities	656,911	412,039

Net cash provided by operating activities	2,882,535	1,743,120

Investing activities:
Proceeds from maturities and calls of securities	19,586,746	14,253,186
Purchase of securities	(26,800,000)	(37,130,000)
Purchase of Federal Home Loan Bank stock	(190,000)	(500,000)
Purchase of Federal Reserve Bank stock	(4,850)	(650)
Net increase in total loans	(7,101,750)	(5,643,691)
Purchase of premises and equipment	(68,006)	(48,787)
Cash proceeds from sale of premises and equipment	—	8,741
Cash received from rental income (paid for) development and and improvement of real estate acquired in settlement of loans	(513)	11,349

Net cash used in investing activities	(14,578,373)	(29,049,852)

Financing activities:
Net increase (decrease) in deposits	(566,677)	22,987,132
Net increase in other borrowings	6,252,147	6,770,000
Common stock repurchased and surrendered	(502,855)	(519,340)
Dividends reinvested	140,453	1,209,440
Proceeds from shares issued related to 401(k) plan	73,536	68,130
Cash proceeds from exercise of stock options	265,458	137,938
Dividends paid	(2,096,476)	(1,946,593)

Net cash used in financing activities	3,565,586	28,706,707

Increase (decrease) in cash and cash equivalents	(8,130,252)	1,399,975
Cash and cash equivalents at beginning of period	41,044,580	26,965,095

Cash and cash equivalents at end of period	$32,914,328	$28,365,070

Supplemental cash flow information:
Cash paid during the period for interest	$2,370,303	$2,699,420
Cash paid during the period for income taxes	965,000	765,000
Supplemental noncash information:
Dividends declared	—	1,943,613
Value of shares exchanged in exercise of stock options	310,178	—
Stock options exercised through reduction in stock options payable	287,608	81,492
Tax benefit of stock option exercises	281,780	51,581

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2003

NOTE A – BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards (“SFAS”) Nos. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”: and 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. SFAS No. 150 is effective beginning July 1, 2003. Adoption of these statements is not expected to have a material impact on the Company’s financial statements.

NOTE B – SECURITIES

The amortized cost and estimated fair market values of securities available-for-sale were:

	June 30, 2003		December 31, 2002
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Agency securities	$50,248,774	$52,073,234	$42,811,920	$43,719,063
Mortgage backed securities	18,063	18,087	19,831	19,922

Total securities available-for-sale	$50,266,837	$52,091,321	$42,831,751	$43,738,985

NOTE C – LOANS

Major classifications of loans are summarized as follows:

	June 30, 2003	December 31, 2002
Commercial	$56,506,394	$53,842,424
Construction	43,803,617	35,969,610
Real estate-commercial mortgage	68,733,142	62,610,803
Real estate-residential mortgage	22,756,584	28,505,370
Installment loans to individuals	18,224,121	22,217,230
Deferred loan fees and related costs	70,071	38,074

Total loans	$210,093,929	$203,183,511

Non-performing assets are as follows:

	June 30, 2003	December 31, 2002
Loans 90 days past due and still accruing interest	$122,401	$197,054
Nonaccrual loans	151,749	78,443
Real estate acquired in settlement of loans	458,358	457,845

Total non-performing assets	$732,508	$733,972

Allowance as a percentage of non-performing assets	385%	387%
Non-performing assets as a percentage of total loans	0.35%	0.36%

NOTE D – ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the six months ended June 30, 2003 and 2002 were as follows:

	2003	2002
Balance at beginning of year	$2,842,855	$2,121,137
Provision for loan losses	169,000	222,000
Loans charged off	(204,471)	(131,167)
Recoveries	13,139	32,350

Balance at end of period	$2,820,523	$2,244,320

NOTE E – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	June 30, 2003	December 31, 2002
Land	$3,213,052	$2,860,152
Buildings and improvements	5,708,181	5,050,549
Equipment, furniture and fixtures	3,799,544	3,742,070

	12,720,777	11,652,771
Less accumulated depreciation	(3,474,404)	(3,221,562)

Net premises and equipment	$9,246,373	$8,431,209

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following discussion and analysis by the Company’s management compares the financial condition and results of the Company’s operations for the six months and three months ended June 30, 2003 and June 30, 2002. The following should be read in conjunction with the Company’s 2002 Annual Report.

Financial Condition

The first six months of 2003 proved to be very successful for Hampton Roads Bankshares, Inc., with average assets increasing an additional $27.0 million over the 2002 average balance, to a new record of $292.5 million. The Company’s total assets at June 30, 2003 reached a new high of $305.5 million, up $6.8 million or 2.3% from $298.7 million on December 31, 2002.

The Company’s primary market objective focuses on generating construction, real estate, consumer and commercial loans to small and medium sized businesses as well as individuals. The loan portfolio grew $6.9 million to a record $210.1 million on June 30, 2003 from $203.2 million on December 31, 2002. Average loans for the first six months of 2003 increased $14.6 million from the average in 2002 to a record $209.1 million. An emphasis has been placed on maintaining the diversification of the loan portfolio with respect to loan type, nature of collateral and geographic location. This emphasis has resulted in success, with no one loan type holding a disproportionately large percentage of the overall loan portfolio. Asset quality has continued to be strong for all loans. The allowance for loan losses on June 30, 2003 was $2.8 million, or 1.34% of outstanding loans. Loan charge-offs, net of recoveries, were $191,332 for the first six months of 2003. Based upon management’s review of historical trends and the estimate of losses inherent in the portfolio, it considers the allowance to be adequate.

In the first six months of 2003, the Company has experienced a $18.9 million or 8.6% increase in average deposits from the average 2002 balance to a new high of $237.2 million. Total deposits decreased from $243.9 million at December 31, 2002 to $243.3 million at June 30, 2003, a decrease of $0.6 million or 0.2%. Significant changes in the major categories of deposits include a $7.1 million increase in the noninterest bearing demand from December 31, 2002 to June 30, 2003, and a $8.0 million decrease in time deposits $100,000 or more. This positive growth trend in average deposits can be attributed to several factors: a change in the local community banking marketplace as three respected competitors were acquired by larger institutions, efforts of experienced personnel to attract new accounts and increased advertising highlighting the Bank’s heritage and its commitment to extending excellent customer service. As the Company grows it will continue to seek core deposits as they are the main source of funds for the Company’s earning assets.

The Company’s investment portfolio, consisting primarily of U.S. Agency securities, serves as a source of liquidity to fund future loan growth and to meet the necessary collateral requirements for public funds on deposit. The investment portfolio was $53.6 million or 17.5% of total assets on June 30, 2003 compared to $45.1 million or 15.1% of total assets on December 31, 2002. Overnight funds sold are temporary investments used for daily cash management purposes, as well as management of short-term interest rate opportunities and interest rate risk. Overnight funds sold decreased by $20.0 million or 60.5% at June 30, 2003 compared to December 31, 2002. The increase in investments and decline in overnight funds sold was due to the purchase of $26.8 million in investment securities, net of investment calls/ maturities of $19.6 million in the first six months of 2003.

Premises and equipment has decreased through the first six months of 2003, by a net amount of $184,836 due to depreciation of $252,842 offset by fixed asset purchases of $68,006.

Results of Operations

During the first six months of 2003, the Company had net income of $2.0 million, resulting in a return of 1.39% on average total assets of $292.5 million. During the comparable period in 2002, the Company earned $1.5 million resulting in a return of 1.22% on average total assets of $247.2 million. Net income for the three months ended June 30, 2003 increased 26.8% to $1.0 million as compared to the three months ended June 30, 2002. Diluted earnings per share increased 31.6% to $0.25 per share for the first six months of 2003 and 30.0% to $.13 per share for the three months ended June 30, 2003, as compared to the same periods in 2002.

Net interest income, the principal source of the Company’s earnings, represents the difference between interest and fees earned from lending and investment activities and the interest paid to fund these activities. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements impact net interest income.

Due to the low interest rate environment, loan yields declined, however, our strong loan demand led to a record increase in the average loan volume, and sustained the Company’s earnings. Interest income on loans increased $298 thousand in the first six months of 2003 to $7.8 million from $7.5 million for the six months ended June 30, 2002. For the three months ended June 30, 2003, interest income on loans increased $130 thousand or 3.4% as compared to the same period in 2002. As a result of a $29.1 million or 108.7% increase in average investment securities net of a decrease in average yields from 4.88% for the first six months of 2002 compared to 3.29% for the first six months of 2002, interest income on investment securities increased by $264,838 or 40.9% for the first six months of 2003 as compared to the same time period in the prior year. For the three months ended June 30, 2003, average investment securities increased $17.6 million, and interest income on investment securities increased $14,058 or 3.3% as compared to the three months ended June 30, 2002. Interest on overnight funds sold decreased $75,704 for the first six months of 2003 and $33,419 in the three months ended June 30, 2003, as compared to the same period in 2002, due to declining interest rates, as well as the impact of a 45.1% decrease in the average year to date balance for the period ended June 30, 2003, as compared to the same period in 2002.

Interest expense on deposits and borrowings decreased in 2003 by $374,334, or 14.0%, when compared to the same six month period in 2002. For the three months ended June 30, 2003, interest expense on deposits and borrowings decreased $253,932 or 18.5% as compared to the three months ended June 30, 2002. This decrease is due to the decrease in overall rates paid on liabilities, as a result of the lower interest rate environment, which was partially offset by the record increase in the Company’s average interest bearing liabilities.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s efficiency in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin decreased from 4.95% during the first six months of 2002 to 4.80% for the same period in 2003. This decrease can be attributed to changes in the balance sheet mix, changes in the yields obtained from interest earning assets and paid on interest bearing liabilities, the falling interest rate environment, and changes in volume.

Noninterest income increased by $337,518, or 25.6% in the first six months of 2003 from $1.3 million for the period ended June 30, 2002 to $1.7 million for the period ended June 30, 2003. Service charges on deposit accounts, representing 63.3% of total noninterest income, for the six months ended June 30, 2003, increased $256,709 or 32.5% from 2002 to 2003. This increase is primarily due to the additional number of accounts being serviced by the Bank, an increase in fees associated with new products offered, as well as the change in the economy, which has presented financial challenges for some customers and lead to an increase in returned check fees. ATM surcharge fees declined $20,814 or 17.0% in the first half of 2003 as compared to the same period in 2002 due to closing one of our ATM locations. Other service charges and fees, which include late charges, cashiers check fees, credit card fees, ATM network and VISA check card fees, safe deposit box rentals and dividends, increased $101,623 or 25.1% in 2003. This increase is largely due to a $50 thousand dividend received from an affiliate in the first quarter of 2003. For the three months ended June 30, 2003, total noninterest income increased $132,115 or 18.6% as compared to the same period in 2002. Service charges on deposit accounts increased $125,201 or 29.8% in the same period due to the increase in the number of deposit accounts. The overall increase in noninterest income is in line with the Company’s objective of increasing the share of income from noninterest sources to reduce its traditional dependence on the net interest margin.

Noninterest expense consists of salaries and benefits provided to employees of the Company, expenses related to premises and equipment, data processing expenses, and operating expenses associated with day to day business affairs. Total noninterest expense increased $476,922 or 10.7% in the first six months of 2003 when compared to the same period in 2002. For the three months ended June 30, 2003, noninterest expense increased $199,056 or 8.7% as compared to the three months ended June 30, 2002. This increase can primarily be attributed to a 12.5% increase in salaries and benefits for the six month period resulting from the addition of several new positions during 2002 and an increase in medical insurance costs on our employees. Advertising expense also increased due to the implementation of a new advertising campaign which began in the second quarter of 2002.

Capital Resources and Liquidity

Shareholders’ equity was $40.2 million or 13.2% of total assets as of June 30, 2003 as compared to $39.1 million or 13.1% as of December 31, 2002. Under Federal Reserve Bank (“FRB”) rules, the Company was considered “well-capitalized”, the highest category of capitalization defined by the regulators as of June 30, 2003. The Company’s ability to generate capital through earnings and the Dividend Reinvestment and Optional Cash Purchase Plan available to its shareholders has been exceptional. Management believes that a strong capital position is necessary to take advantage of attractive growth and investment opportunities. On April 15, 2003, the Company paid a cash dividend of $0.27 per share, totaling $2,096,476.

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

In April 2003, the Company repurchased 10,122 shares of its common stock in a privately negotiated transaction at a price of $10.05.

A key goal of asset/liability management is to maintain an adequate degree of liquidity without impairing long-term earnings. Liquidity represents the Company’s ability to provide adequate funding sources for loan growth or deposit withdrawals. Short-term liquidity is primarily provided by access to the federal funds market through established correspondent banking relationships. Funds can also be obtained through the Company’s borrowing privileges at the Federal Reserve and Federal Home Loan Bank of Atlanta. Additional liquidity is available through loan repayments and maturities of the Company’s investment portfolio. The Company maintains a very liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. At June 30, 2003, cash, overnight funds sold, investments in securities, and loans maturing or repricing within one year were$157.5 million or 51.6% of total assets. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

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

ITEM 3 –	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s primary technique for managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. At June 30, 2003, the Company’s one year “positive gap” (interest earning assets maturing or repricing within a period exceed interest bearing liabilities maturing or repricing within the same period) was approximately $4.2 million, or 1.39% of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. At December 31, 2002, the Company’s one year “positive gap” was approximately $4.9 million, or 1.63% of total assets.

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2003 and December 31, 2002 that are subject to repricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Sensitivity Analysis

June 30, 2003

(in thousands)	0-3 Months	4-12 Months	1-3 Years	4-5 Years	Over 5 Years	Total
Interest earning assets:
Loans	$101,605	$16,364	$37,077	$50,922	$4,126	$210,094
Securities and stock	3,089	4,568	23,040	21,376	1,529	53,602
Overnight funds sold	13,077	—	—	—	—	13,077

Total interest earning assets	$117,771	$20,932	$60,117	$72,298	$5,655	$276,773

Cumulative totals	$117,771	$138,703	$198,820	$271,118	$276,773

Interest bearing liabilities:
Interest checking	$17,038	$—	$—	$—	$—	$17,038
Money market	40,282	—	—	—	—	40,282
Savings	12,490	—	—	—	—	12,490
Time deposits	29,667	28,241	26,550	19,316	5	103,779
FHLB borrowings	—	5,000	5,000	7,500	—	17,500
Other borrowings	1,745	—	—	—	—	1,745

Total interest bearing liabilities	$101,222	$33,241	$31,550	$26,816	$5	$192,834

Cumulative totals	$101,222	$134,463	$166,013	$192,829	$192,834

Interest sensitivity gap	$16,549	$(12,309)	$28,567	$45,482	$5,650	$83,939
Cumulative interest sensitivity gap	$16,549	$4,240	$32,807	$78,289	$83,939
Cumulative interest sensitivity gap as a percentage of total assets	5.42%	1.39%	10.74%	25.63%	27.48%

Interest Sensitivity Analysis

December 31, 2002

(in thousands)	0-3 Months	4-12 Months	1-3 Years	4-5 Years	Over 5 Years	Total
Interest earning assets:
Loans	$89,384	$21,468	$38,955	$49,533	$3,844	$203,184
Securities and stock	10,379	1,534	20,752	11,054	1,336	45,055
Overnight funds sold	33,105	—	—	—	—	33,105

Total	$132,868	$23,002	$59,707	$60,587	$5,180	$281,344

Cumulative totals	$132,868	$155,870	$215,577	$276,164	$281,344

Interest bearing
liabilities:
Interest checking	$18,071	$—	$—	$—	$—	$18,071
Money market	40,337	—	—	—	—	40,337
Savings	10,684	—	—	—	—	10,684
Time deposits	39,209	34,707	21,709	16,484	5	112,114
FHLB borrowings	—	5,000	5,000	—	—	10,000
Other borrowings	2,993	—	—	—	—	2,993

Total	$111,294	$39,707	$26,709	$16,484	$5	$194,199

Cumulative totals	$111,294	$151,001	$177,710	$194,194	$194,199

Interest sensitivity gap	$21,574	$(16,705)	$32,998	$44,103	$5,175	$87,145
Cumulative interest sensitivity gap	$21,574	$4,869	$37,867	$81,970	$87,145
Cumulative interest sensitivity gap as a percentage of total assets	7.22%	1.63%	12.68%	27.44%	29.17%

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates as of June 30, 2003 and December 31, 2002, based on maturity or repricing dates. The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of June 30, 2003 or December 31, 2002.

On-Balance Sheet Financial Instruments

June 30, 2003

	Principal Amount Maturing or Repricing in:
(in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Over 5 Years	Total

Interest earning assets:

Fixed rate loans	$24,895	$16,731	$20,346	$29,680	$21,242	$4,126	$117,020	*
Average interest rate	7.65%	8.58%	8.68%	7.77%	7.51%	8.03%

Variable rate loans	$93,004	$—	$—	$—	$—	$—	$93,004
Average interest rate	5.83%

Securities and stock	$2,555	$11,392	$14,738	$12,994	$10,394	$1,529	$53,602	**
Average interest rate	3.06%	2.84%	2.94%	3.74%	3.57%	4.82%

Interest bearing liabilities:

Interest checking	$17,038	$—	$—	$—	$—	$—	$17,038
Average interest rate	0.20%

Money market	$40,282	$—	$—	$—	$—	$—	$40,282
Average interest rate	0.93%

Savings	$12,490	$—	$—	$—	$—	$—	$12,490
Average interest rate	0.40%

Time deposits	$57,908	$16,080	$10,470	$5,788	$13,528	$5	$103,779
Average interest rate	2.32%	4.09%	5.72%	4.44%	4.24%	5.20%

FHLB borrowings	$5,000	$2,500	$2,500	$2,500	$5,000	$—	$17,500
Average interest rate	4.19%	3.21%	2.25%	2.74%	2.83%

Other borrowings	$1,745	$—	$—	$—	$—	$—	$1,745
Average interest rate	3.80%

*	Net of deferred loan costs of $70 thousand.
**	Includes Federal Home Loan Bank and Federal Reserve Bank stock.

On-Balance Sheet Financial Instruments

December 31, 2002

	Principal Amount Maturing or Repricing in:
(in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Over 5 Years	Total

Interest earning assets:

Fixed rate loans	$28,405	$15,405	$23,550	$21,193	$28,340	$3,844	$120,737	*
Average interest rate	8.01%	8.80%	8.94%	8.57%	7.48%	8.34%

Variable rate loans	$82,409	$—	$—	$—	$—	$—	$82,409
Average interest rate	6.06%

Securities and stock	$2,034	$15,350	$9,408	$12,262	$4,665	$1,336	$45,055	**
Average interest rate	5.73%	2.96%	3.14%	3.64%	4.83%	5.72%

Interest bearing liabilities:

Interest checking	$18,071	$—	$—	$—	$—	$—	$18,071
Average interest rate	0.20%

Money market	$40,337	$—	$—	$—	$—	$—	$40,337
Average interest rate	1.00%

Savings	$10,684	$—	$—	$—	$—	$—	$10,684
Average interest rate	0.50%

Time deposits	$73,916	$10,588	$11,121	$4,763	$11,721	$5	$112,114
Average interest rate	2.84%	4.43%	6.03%	5.23%	4.67%	5.44%

FHLB borrowings	$5,000	$2,500	$2,500	$—	$—	$—	$10,000
Average interest rate	3.03%	3.81%	4.56%

Other borrowings	$2,993	$—	$—	$—	$—	$—	$2,993
Average interest rate	3.75%

*	Net of deferred loan costs of $38 thousand.
**	Includes Federal Home Loan Bank and Federal Reserve Bank stock.

ITEM 4 –	CONTROLS AND PROCEDURES

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

b)	There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

PART II – OTHER INFORMATION

ITEM 1 –	LEGAL PROCEEDINGS

As of June 30, 2003, there were no significant legal proceedings against the Company.

ITEM 2 –	CHANGES IN SECURITIES

There were no changes in the Company’s securities during the quarter.

ITEM 3 –	DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter.

ITEM 4 –	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on April 22, 2003.

The shareholders of the Company re-elected Robert H. Powell III, Bobby L. Ralph, and Emil A. Viola as directors of the Company with 4,732,788 shares representing 63.29% of the outstanding stock voting for the election.

The shareholders of the Company voted for the election of KPMG LLP as the Company’s independent public accountants for 2003 with 4,716,757 shares or 63.08% of the outstanding stock ratifying the election.

ITEM 5 –	OTHER INFORMATION

None.

ITEM 6 –	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 and 32 certifications.

Form 8K- filed April 22, 2003, related to the earnings release for the quarter ended March 31, 2003, is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.

(Registrant)

DATE: August 14, 2003	/s/ CYNTHIA A. SABOL
Cynthia A. Sabol Senior Vice President and Chief Financial Officer