Form 10-Q
period 2003-09-30
HAMPTON ROADS BANKSHARES INC
filed 2003-11-12
CIK 1143155

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2003.

Common Stock, $ .625 Par Value	7,876,849 Shares

HAMPTON ROADS BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (unaudited)

Consolidated Balance Sheets	3

September 30, 2003
December 31, 2002

Consolidated Statements of Income	4

Three Months ended September 30, 2003
Three Months ended September 30, 2002
Nine Months ended September 30, 2003
Nine Months ended September 30, 2002

Consolidated Statements of Shareholders’ Equity	5

Nine months ended September 30, 2003
Year ended December 31, 2002
Year ended December 31, 2001

Consolidated Statements of Cash Flows	6

Nine Months ended September 30, 2003
Nine Months ended September 30, 2002

Notes to Consolidated Financial Statements	7

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4 - CONTROLS AND PROCEDURES	17

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS	17

ITEM 2 - CHANGES IN SECURITIES	17

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

ITEM 5 - OTHER INFORMATION	17

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K	17

SIGNATURES	18

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets

	September 30, 2003 (Unaudited)	December 31, 2002 (Audited)
Assets:
Cash and due from banks	$13,291,522	$7,939,519
Overnight funds sold	13,202,044	33,105,061

	26,493,566	41,044,580
Securities available-for-sale, at fair market value	68,444,505	43,738,985
Federal Home Loan Bank stock	875,000	685,000
Federal Reserve Bank stock	644,400	631,100

	69,963,905	45,055,085
Loans	202,385,402	203,183,511
Allowance for loan losses	(2,887,122)	(2,842,855)

Net loans	199,498,280	200,340,656
Premises and equipment	9,187,109	8,431,209
Interest receivable	1,480,945	1,278,851
Real estate acquired in settlement of loans	479,541	457,845
Deferred tax assets	834,138	962,436
Other assets	1,257,009	1,143,738

Total assets	$309,194,493	$298,714,400

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing demand	$76,093,672	$62,667,737
Interest bearing:
Demand	58,692,745	58,407,499
Savings	13,910,005	10,684,436
Time deposits:
Less than $100,000	67,392,646	70,630,990
$100,000 or more	31,992,141	41,483,080

Total deposits	248,081,209	243,873,742
Interest payable	438,237	535,811
Other liabilities	2,864,568	2,201,075
Other borrowings	17,523,088	12,992,853

Total liabilities	268,907,102	259,603,481
Shareholders’ equity:
Common stock, $.625 par value. Authorized 40,000,000 shares; issued and outstanding 7,876,849 shares in 2003 and 7,707,744 shares in 2002	4,923,031	4,817,340
Capital surplus	18,944,207	17,788,739
Accumulated other comprehensive income, net of tax	782,754	598,774
Retained earnings	15,637,399	15,906,066

Total shareholders’ equity	40,287,391	39,110,919

Total liabilities and shareholders’ equity	$309,194,493	$298,714,400

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Interest income:
Loans, including fees	$3,841,843	$3,902,331	$11,670,181	$11,433,146
Investment securities	489,204	554,618	1,401,830	1,202,406
Overnight funds sold	34,630	43,182	77,425	161,681

Total interest income	4,365,677	4,500,131	13,149,436	12,797,233

Interest expense:
Deposits:
Demand	95,237	148,204	319,957	455,431
Savings	20,129	29,280	63,716	84,347
Time deposits:
Less than $100,000	603,544	831,504	1,944,147	2,481,055
$100,000 or more	214,141	317,178	688,030	907,323
Other borrowings	156,739	91,168	378,438	168,010

Total interest expense	1,089,790	1,417,334	3,394,288	4,096,166

Net interest income	3,275,887	3,082,797	9,755,148	8,701,067
Provision for loan losses	96,000	147,000	265,000	369,000

Net interest income after provision for loan losses	3,179,887	2,935,797	9,490,148	8,332,067

Noninterest income:
Service charges on deposit accounts	496,835	438,882	1,544,206	1,229,544
ATM surcharge fees	52,986	64,899	154,931	187,658
Other service charges and fees	321,327	209,445	827,298	613,793

Total noninterest income	871,148	713,226	2,526,435	2,030,995

Noninterest expense:
Salaries and employee benefits	1,574,167	1,348,452	4,499,939	3,949,124
Occupancy	218,775	237,289	658,381	695,560
Data processing	110,446	101,377	322,621	299,666
Other	647,642	675,124	1,990,305	1,861,186

Total noninterest expense	2,551,030	2,362,242	7,471,246	6,805,536

Income before provision for income taxes	1,500,005	1,286,781	4,545,337	3,557,526
Provision for income taxes	510,742	437,548	1,545,638	1,207,893

Net income	$989,263	$849,233	$2,999,699	$2,349,633

Basic earnings per share	$0.13	$0.11	$0.39	$0.31

Diluted earnings per share	$0.12	$0.11	$0.38	$0.30

Basic weighted average shares outstanding	7,816,085	7,641,399	7,779,317	7,584,300
Effect of dilutive stock options	186,338	177,299	203,559	214,166

Diluted weighted average shares outstanding	8,002,423	7,818,698	7,982,876	7,798,466

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Shareholders’ Equity

Nine Months Ended September 30, 2003, and the Years Ended 2002 and 2001

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
(Audited)
Balance at January 1, 2001	7,496,426	$4,685,266	$16,222,904	$13,300,884	—	$34,209,054
Shares issued related to:
401(k) plan	9,189	5,743	67,770	—	—	73,513
Exercise of stock options	12,495	7,810	56,541	—	—	64,351
Payout of fractional shares	(44)	(28)	(410)	—	—	(438)
Tax benefit of stock option exercises	—	—	22,759	—	—	22,759
Net income	—	—	—	3,130,311	—	3,130,311
Cash dividends ($0.25 per share)	—	—	—	(1,876,571)	—	(1,876,571)

Balance at December 31, 2001	7,518,066	4,698,791	16,369,564	14,554,624	—	35,622,979
Comprehensive income:
Net income	—	—	—	3,298,035	—	3,298,035
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $308,460	—	—	—	—	598,774	598,774

Total comprehensive income	—	—	—	—	—	3,896,809
Shares issued related to:
401(k) plan	8,516	5,323	62,807	—	—	68,130
Exercise of stock options	103,187	64,492	554,845	—	—	619,337
Dividend reinvestment	142,960	89,350	1,120,091	—	—	1,209,441
Payout of fractional shares	(67)	(43)	(518)	—	—	(561)
Common stock repurchased and surrendered	(64,918)	(40,573)	(478,767)	—	—	(519,340)
Tax benefit of stock option exercises	—	—	160,717	—	—	160,717
Cash dividends ($0.26 per share)	—	—	—	(1,946,593)	—	(1,946,593)

Balance at December 31, 2002	7,707,744	4,817,340	17,788,739	15,906,066	598,774	39,110,919

(Unaudited)
Comprehensive income:
Net income	—	—	—	2,999,699	—	2,999,699
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $94,777	—	—	—	—	183,980	183,980

Total comprehensive income	—	—	—	—	—	3,183,679
Shares issued related to:
401(k) plan	9,192	5,745	67,791	—	—	73,536
Exercise of stock options	133,185	83,240	522,513	—	—	605,753
Dividend reinvestment	95,423	59,639	860,003	—	—	919,642
Payout of fractional shares	(71)	(45)	(641)	—	—	(686)
Common stock repurchased and surrendered	(68,624)	(42,888)	(614,601)	—	—	(657,489)
Tax benefit of stock option
exercises	—	—	320,403	—	—	320,403
Cash dividends ($0.27 per share)	—	—	—	(2,096,476)	—	(2,096,476)
Cash dividends ($0.15 per share)	—	—	—	(1,171,890)	—	(1,171,890)

Balance at September 30, 2003	7,876,849	$4,923,031	$18,944,207	$15,637,399	$782,754	$40,287,391

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2003	September 30, 2002
Operating activities:
Net income	$2,999,699	$2,349,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	404,234	388,578
Provisions for loan losses	265,000	369,000
Net amortization of premiums and accretion of discounts on investment securities	(299,807)	(561,044)
Gain on sale of real estate acquired in the settlement of loans	(43,013)	—
Gain on sale of premises and equipment	—	(1,974)
Deferred tax assets	33,521	(80,165)
Changes in:
Interest receivable	(202,094)	(226,662)
Other assets	(135,404)	(210,967)
Interest payable	(97,574)	(1,866)
Other liabilities	1,318,177	591,622

Net cash provided by operating activities	4,242,739	2,616,155

Investing activities:
Proceeds from maturities and calls of securities	22,673,044	34,483,567
Purchase of securities	(46,800,000)	(80,125,000)
Purchase of Federal Home Loan Bank stock	(190,000)	(500,000)
Purchase of Federal Reserve Bank stock	(13,300)	(650)
Net (increase) decrease in total loans	599,398	(11,264,619)
Purchase of premises and equipment	(1,138,001)	(186,480)
Cash proceeds from sale of premises and equipment	—	8,741
Cash received from rental income (paid for) development and improvement of real estate acquired in settlement of loans	(705)	17,023

Net cash used in investing activities	(24,869,564)	(57,567,418)

Financing activities:
Net increase in deposits	4,207,467	35,735,897
Net increase in other borrowings	4,530,235	6,770,000
Common stock repurchased and surrendered	(657,489)	(519,340)
Dividends reinvested	919,642	1,209,440
Proceeds from shares issued related to 401(k) plan	73,536	68,130
Cash proceeds from exercise of stock options	270,786	138,037
Dividends paid	(3,268,366)	(1,946,593)

Net cash provided by financing activities	6,075,811	41,455,571

Decrease in cash and cash equivalents	(14,551,014)	(13,495,692)
Cash and cash equivalents at beginning of period	41,044,580	26,965,095

Cash and cash equivalents at end of period	$26,493,566	$13,469,403

Supplemental cash flow information:
Cash paid during the period for interest	$3,491,862	$4,098,032
Cash paid during the period for income taxes	1,375,000	1,215,000
Supplemental noncash information:
Dividends declared	3,268,366	1,946,593
Value of shares exchanged in exercise of stock options	356,493	27,068
Stock options exercised through reduction in stock options payable	334,967	88,094
Tax benefit of stock option exercises	320,403	60,552

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2003

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

The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards (“SFAS”) Nos. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities.” SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003. SFAS No. 150 is effective beginning July 1, 2003. Adoption of these statements is not expected to have a material impact on the Company’s financial statements.

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

NOTE B - SECURITIES

The amortized cost and estimated fair market values of securities available-for-sale were:

	September 30, 2003		December 31, 2002
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Agency securities	$67,241,761	$68,427,926	$42,811,920	$43,719,063
Mortgage backed securities	16,752	16,579	19,831	19,922

Total securities available-for-sale	$67,258,513	$68,444,505	$42,831,751	$43,738,985

NOTE C - LOANS

Major classifications of loans are summarized as follows:

	September 30, 2003	December 31, 2002
Commercial	$60,608,910	$59,013,980
Construction	43,762,004	35,969,610
Real estate-commercial mortgage	64,607,024	62,610,803
Real estate-residential mortgage	15,477,114	23,333,814
Installment loans to individuals	17,874,228	22,217,230
Deferred loan fees and related costs	56,122	38,074

Total loans	$202,385,402	$203,183,511

Non-performing assets are as follows:

	September 30, 2003	December 31, 2002
Loans 90 days past due and still accruing interest	$180,826	$197,684
Nonaccrual loans	95,786	78,443
Real estate acquired in settlement of loans	479,541	457,845

Total non-performing assets	$756,153	$733,972

Allowance as a percentage of non-performing assets	382%	387%
Non-performing assets as a percentage of total assets	0.24%	0.25%

NOTE D - ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the nine months ended September 30, 2003 and 2002 were as follows:

	2003	2002
Balance at beginning of year	$2,842,855	$2,121,137
Provision for loan losses	265,000	369,000
Loans charged off	(245,704)	(236,781)
Recoveries	24,971	35,310

Balance at end of period	$2,887,122	$2,288,666

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	September 30, 2003	December 31, 2002
Land	$3,213,052	$2,860,152
Buildings and improvements	5,712,314	5,050,549
Equipment, furniture and fixtures	3,843,360	3,742,070

	12,768,726	11,652,771
Less accumulated depreciation	(3,581,617)	(3,221,562)

Net premises and equipment	$9,187,109	$8,431,209

ITEM 2 -MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following discussion and analysis by the Company’s management compares the financial condition and results of the Company’s operations for the nine months and three months ended September 30, 2003 and September 30, 2002. The following should be read in conjunction with the Company’s 2002 Annual Report.

Financial Condition

The first nine months of 2003 proved to be very successful for Hampton Roads Bankshares, Inc., with average assets increasing an additional $31.7 million over the 2002 average balance, to a new record of $297.2 million. The Company’s total assets at September 30, 2003 reached a new high of $309.2 million, up $10.5 million or 3.5% from $298.7 million on December 31, 2002.

The Company’s primary market objective focuses on generating construction, real estate, consumer and commercial loans to small and medium sized businesses as well as individuals. Average loans for the first nine months of 2003 increased $14.4 million from the average in 2002 to $208.9 million. Total loans on September 30, 2003 decreased slightly from $203.2 million on December 31, 2002 to $202.4 million as a result of several large loan payoffs during the month of September 2003. An emphasis has been placed on maintaining the diversification of the loan portfolio with respect to loan type, nature of collateral and geographic location. This emphasis has resulted in success, with no one loan type holding a disproportionately large percentage of the overall loan portfolio. Asset quality has continued to be strong for all loans. The allowance for loan losses on September 30, 2003 was $2.9 million, or 1.43% of outstanding loans. Loan charge-offs, net of recoveries, were $220,733 for the first nine months of 2003. Based upon management’s review of historical trends and the estimate of losses inherent in the portfolio, it considers the allowance to be adequate.

In the first nine months of 2003, the Company has experienced a $21.5 million or 9.8% increase in average deposits from the average 2002 balance to a new high of $239.9 million. Total deposits increased from $243.9 million at December 31, 2002 to $248.1 million at September 30, 2003, an increase of $4.2 million or 1.7%. Significant changes in the major categories of deposits include a $13.4 million increase in noninterest bearing demand from December 31, 2002 to September 30, 2003, and a $9.5 million decrease in time deposits $100,000 or more resulting from the run off of public funds that the Bank did not price to keep. This positive growth trend in average deposits can be attributed to several factors: its convenient network of office locations, efforts of experienced personnel to attract new accounts, and increased advertising highlighting the Bank’s heritage and its commitment to extending excellent customer service. As the Company grows it will continue to seek core deposits as they are the main source of funds for the Company’s earning assets.

The Company’s investment portfolio, consisting primarily of U.S. Agency securities, serves as a source of liquidity to fund future loan growth and to meet the necessary collateral requirements for public funds on deposit. The investment portfolio was $70.0 million or 22.6% of total assets on September 30, 2003 compared to $45.1 million or 15.1% of total assets on December 31, 2002. Overnight funds sold are temporary investments used for daily cash management purposes, as well as management of short-term interest rate opportunities and interest rate risk. Overnight funds sold decreased by $19.9 million or 60.1% at September 30, 2003 compared to December 31, 2002. The increase in investments and decline in overnight funds sold was due to the purchase of $46.8 million in investment securities, net of investment calls/maturities of $22.7 million in the first nine months of 2003.

Premises and equipment has increased through the first nine months of 2003, by a net amount of $755,900 due to depreciation of $382,101 offset by fixed asset purchases of $1,138,001.

Results of Operations

During the first nine months of 2003, the Company had net income of $3.0 million, resulting in a return of 1.35% on average total assets and 10.35% on average equity. During the comparable period in 2002, the Company earned $2.3 million resulting in a return of 1.22% on average total assets of $258.0 million. Net income for the three months ended September 30, 2003 increased 16.5% to $989,263 as compared to the three months ended September 30, 2002. Diluted earnings per share increased 26.7% to $0.38 per share for the first nine months of 2003 and 9.1% to $.12 per share for the three months ended September 30, 2003, as compared to the same periods in 2002.

Net interest income, the principal source of the Company’s earnings, represents the difference between interest and fees earned from lending and investment activities and the interest paid to fund these activities. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements impact net interest income.

Due to the low interest rate environment, loan yields declined, however, our strong loan demand led to an increase in the average loan volume, and sustained the Company’s earnings. Interest income on loans increased $237 thousand in the first nine months of 2003 to $11.7 million from $11.4 million for the nine months ended September 30, 2002. Several large loan payoffs which occurred in September 2003, combined with the effects of lower interest yields on loans, led to a decrease of $60 thousand or 1.6% in interest income on loans for the three months ended September 30, 2003 as compared to the same period in 2002. As a result of a $22.5 million or 63.4% increase in average investment securities net of a decrease in average yields from 4.53% for the first nine months of 2003 compared to 3.23% for the first nine months of 2002, interest income on investment securities increased by $199,424 or 16.6% for the first nine months of 2003 as compared to the same time period in the prior year. Despite the $9.1 million increase in average investment securities for the three months ended September 30, 2003, interest income on investment securities decreased $65,414 or 11.8% as compared to the three months ended September 30, 2002 due to the decrease in average yields as mentioned above. Interest on overnight funds sold decreased $84,256 for the first nine months of 2003 and $8,552 in the three months ended September 30, 2003, as compared to the same periods in 2002. These decreases are due to declining interest rates, as well as the impact of a 21.0% decrease in the average year to date balance for the period ended September 30, 2003, as compared to the same period in 2002.

Interest expense on deposits and borrowings decreased in 2003 by $701,878, or 17.1%, when compared to the same nine month period in 2002. For the three months ended September 30, 2003, interest expense on deposits and borrowings decreased $327,544 or 23.1% as compared to the three months ended September 30, 2002. This decrease is due to the decrease in overall rates paid on liabilities, as a result of the lower interest rate environment, which was offset partially by the record increase in the Company’s average interest bearing liabilities.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s efficiency in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin decreased from 4.86% during the first nine months of 2002 to 4.71% for the same period in 2003. This decrease can be attributed to changes in the balance sheet mix, changes in the yields obtained from interest earning assets and paid on interest bearing liabilities, the falling interest rate environment, and changes in volume.

Noninterest income increased by $495,440, or 24.4% in the first nine months of 2003 from $2.0 million for the period ended September 30, 2002 to $2.5 million for the period ended September 30, 2003. Service charges on deposit accounts, representing 61.1% of total noninterest income for the nine months ended September 30, 2003, increased $314,662 or 25.6% from 2002 to 2003. This increase is primarily due to the additional number of accounts being serviced by the Bank, an increase in fees associated with new products offered, as well as the change in the economy, which has presented financial challenges for some customers and led to an increase in returned check fees. ATM surcharge fees declined $32,727 or 17.4% in the first nine months of 2003 as compared to the same period in 2002 due to closing one of our ATM locations. Other service charges and fees, which include late charges, cashiers check fees, credit card fees, ATM network and VISA check card fees, safe deposit box rentals and dividends, increased $213,505 or 34.8% in the first nine months of 2003. This increase is largely due to $95 thousand in dividend income received from an affiliate in 2003. For the three months ended September 30, 2003, total noninterest income increased $157,922 or 22.1% as compared to the same period in 2002. Service charges on deposit accounts increased $57,953 or 13.2% in the same period due to the increase in the number of deposit accounts. The overall increase in noninterest income is in line with the Company’s objective of increasing the share of income from noninterest sources to reduce its traditional dependence on the net interest margin.

Noninterest expense consists of salaries and benefits provided to employees of the Company, expenses related to premises and equipment, data processing expenses, and operating expenses associated with day to day business affairs. Total noninterest expense increased $665,710 or 9.8% in the first nine months of 2003 when compared to the same period in 2002. For the three months ended September 30, 2003, noninterest expense increased $188,788 or 8.0% as compared to the three months ended September 30, 2002. This increase can primarily be attributed to a 14.0% increase in salaries and benefits for the nine month period resulting from the addition of several new positions during 2002 and 2003, and an increase in medical insurance costs on our employees. Advertising expense also increased due to the implementation of a new advertising campaign which began in the second quarter of 2002.

Capital Resources and Liquidity

Shareholders’ equity was $40.3 million or 13.0% of total assets as of September 30, 2003 as compared to $39.1 million or 13.1% as of December 31, 2002. Under Federal Reserve Bank (“FRB”) rules, the Company was considered “well-capitalized”, the highest category of capitalization defined by the regulators as of September 30, 2003. The Company’s ability to generate capital through earnings and the Dividend Reinvestment Plan available to its shareholders has been exceptional. Management believes that a strong capital position is necessary to take advantage of attractive growth and investment opportunities. On April 15, 2003, the Company paid a cash dividend of $0.27 per share, totaling $2,096,476. On September 15, 2003, the Company paid its first semi-annual cash dividend of $0.15 per share, totaling $1,171,890.

During 2003, the Company repurchased 68,624 shares of its common stock in privately negotiated transactions at prices ranging from $9.35 to $10.05, in accordance with the Board of Director approved, open ended stock repurchase.

In December 2001, the Company implemented a Stock Repurchase Program, where the Company agreed to buy back up to 375,000 shares of its common stock at a price of $8.00 per share during the time frame of December 17, 2001 to February 14, 2002. Upon expiration of the program, 64,918 shares for a total of $519,340 were repurchased by the Company.

A key goal of asset/liability management is to maintain an adequate degree of liquidity without impairing long-term earnings. Liquidity represents the Company’s ability to provide adequate funding sources for loan growth or deposit withdrawals. Short-term liquidity is primarily provided by access to the federal funds market through established correspondent banking relationships. Funds can also be obtained through the Company’s borrowing privileges at the Federal Reserve and Federal Home Loan Bank of Atlanta. Additional liquidity is available through loan repayments and maturities of the Company’s investment portfolio. The Company maintains a very liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. At September 30, 2003, cash, overnight funds sold, investments in securities, and loans maturing or repricing within one year were $144.4 million or 46.7% of total assets. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

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

The Company’s primary technique for managing its interest rate risk exposure is the management of the Company’s interest sensitivity gap. The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or reprice within that time period. At September 30, 2003, the Company’s one year “negative gap” (interest bearing liabilities maturing or repricing within a period exceed interest earning assets maturing or repricing within the same period) was approximately $1.5 million, or 0.49% of total assets. Thus, during periods of falling interest rates, this implies that the Company’s net interest income would be positively affected because the cost of the Company’s interest bearing liabilities is likely to be reduced more quickly than the yield of its interest earning assets. At December 31, 2002, the Company’s one year “positive gap” was approximately $4.9 million, or 1.63% of total assets.

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2003 and December 31, 2002 that are subject to repricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that reprice or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Sensitivity Analysis

September 30, 2003

(in thousands)	1-90 Days	91 Days-1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Interest earning assets:
Loans	$101,975	$13,414	$31,879	$52,155	$2,962	$202,385
Securities and stock	2,508	2,031	32,996	26,822	5,607	69,964
Overnight funds sold	13,202	—	—	—	—	13,202

Total interest earning assets	$117,685	$15,445	$64,875	$78,977	$8,569	$285,551

Cumulative totals	$117,685	$133,130	$198,005	$276,982	$285,551

Interest bearing liabilities:
Interest checking	$16,965	$—	$—	$—	$—	$16,965
Money market	41,728	—	—	—	—	41,728
Savings	13,910	—	—	—	—	13,910
Time deposits	22,299	34,724	21,903	20,454	5	99,385
FHLB borrowings	2,500	2,500	5,000	7,500	—	17,500
Other borrowings	23	—	—	—	—	23

Total interest bearing liabilities	$97,425	$37,224	$26,903	$27,954	$5	$189,511

Cumulative totals	$97,425	$134,649	$161,552	$189,506	$189,511

Interest sensitivity gap	$20,260	$(21,779)	$37,972	$51,023	$8,564	$96,040
Cumulative interest sensitivity gap	$20,260	$(1,519)	$36,453	$87,476	$96,040
Cumulative interest sensitivity gap as a percentage of total assets	6.55%	-0.49%	11.79%	28.29%	31.06%

Interest Sensitivity Analysis

December 31, 2002

(in thousands)	1-90 Days	91 Days-1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Interest earning assets:
Loans	$89,384	$21,468	$38,955	$49,533	$3,844	$203,184
Securities and stock	10,379	1,534	20,752	11,054	1,336	45,055
Overnight funds sold	33,105	—	—	—	—	33,105

Total	$132,868	$23,002	$59,707	$60,587	$5,180	$281,344

Cumulative totals	$132,868	$155,870	$215,577	$276,164	$281,344

Interest bearing liabilities:
Interest checking	$18,071	$—	$—	$—	$—	$18,071
Money market	40,337	—	—	—	—	40,337
Savings	10,684	—	—	—	—	10,684
Time deposits	39,209	34,707	21,709	16,484	5	112,114
FHLB borrowings	—	5,000	5,000	—	—	10,000
Other borrowings	2,993	—	—	—	—	2,993

Total	$111,294	$39,707	$26,709	$16,484	$5	$194,199

Cumulative totals	$111,294	$151,001	$177,710	$194,194	$194,199

Interest sensitivity gap	$21,574	$(16,705)	$32,998	$44,103	$5,175	$87,145
Cumulative interest sensitivity gap	$21,574	$4,869	$37,867	$81,970	$87,145
Cumulative interest sensitivity gap as a percentage of total assets	7.22%	1.63%	12.68%	27.44%	29.17%

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates as of September 30, 2003 and December 31, 2002, based on maturity or repricing dates. The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of September 30, 2003 or December 31, 2002.

On-Balance Sheet Financial Instruments

September 30, 2003

Principal Amount Maturing or Repricing in:

(in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Over 5 Years	Total
Interest earning assets:
Fixed rate loans	$23,939	$14,533	$17,346	$24,401	$27,754	$2,962	$110,935	*
Average interest rate	7.64%	8.69%	8.52%	7.83%	7.19%	8.27%
Variable rate loans	$91,394	$—	$—	$—	$—	$—	$91,394
Average interest rate	5.81%
Securities and stock	$2,535	$20,902	$12,094	$11,697	$17,129	$5,607	$69,964	**
Average interest rate	3.06%	2.60%	3.00%	3.75%	3.50%	4.87%

Interest bearing liabilities:
Interest checking	$16,965	$—	$—	$—	$—	$—	$16,965
Average interest rate	0.20%
Money market	$41,728	$—	$—	$—	$—	$—	$41,728
Average interest rate	0.80%
Savings	$13,910	$—	$—	$—	$—	$—	$13,910
Average interest rate	0.40%
Time deposits	$57,023	$15,146	$6,757	$11,857	$8,597	$5	$99,385
Average interest rate	2.01%	4.91%	5.28%	4.66%	3.52%	5.45%
FHLB borrowings	$5,000	$2,500	$2,500	$2,500	$5,000	$—	$17,500
Average interest rate	4.19%	3.21%	2.25%	2.74%	2.83%
Other borrowings	$23	$—	$—	$—	$—	$—	$23
Average interest rate	3.80%

*	Net of deferred loan costs of $56 thousand.
**	Includes Federal Home Loan Bank and Federal Reserve Bank stock.

On-Balance Sheet Financial Instruments

December 31, 2002

Principal Amount Maturing or Repricing in:

(in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Over 5 Years	Total
Interest earning assets:
Fixed rate loans	$28,405	$15,405	$23,550	$21,193	$28,340	$3,844	$120,737	*
Average interest rate	8.01%	8.80%	8.94%	8.57%	7.48%	8.34%
Variable rate loans	$82,409	$—	$—	$—	$—	$—	$82,409
Average interest rate	6.06%
Securities and stock	$2,034	$15,350	$9,408	$12,262	$4,665	$1,336	$45,055	**
Average interest rate	5.73%	2.96%	3.14%	3.64%	4.83%	5.72%

Interest bearing liabilities:
Interest checking	$18,071	$—	$—	$—	$—	$—	$18,071
Average interest rate	0.20%
Money market	$40,337	$—	$—	$—	$—	$—	$40,337
Average interest rate	1.00%
Savings	$10,684	$—	$—	$—	$—	$—	$10,684
Average interest rate	0.50%
Time deposits	$73,916	$10,588	$11,121	$4,763	$11,721	$5	$112,114
Average interest rate	2.84%	4.43%	6.03%	5.23%	4.67%	5.44%
FHLB borrowings	$5,000	$2,500	$2,500	$—	$—	$—	$10,000
Average interest rate	3.03%	3.81%	4.56%
Other borrowings	$2,993	$—	$—	$—	$—	$—	$2,993
Average interest rate	3.75%

*	Net of deferred loan costs of $38 thousand.
**	Includes Federal Home Loan Bank and Federal Reserve Bank stock.

ITEM 4 - CONTROLS AND PROCEDURES

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

b)	There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of September 30, 2003, there were no significant legal proceedings against the Company.

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

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31 and 32 certifications.

Form 8K- filed July 10, 2003, related to the declaration of a dividend payable during the third quarter of 2003, is incorporated herein by reference.

Form 8K- filed July 16, 2003, related to the earnings release for the quarter ended June 30, 2003, is incorporated herein by reference.

Form 8K- filed July 18, 2003, related to the hiring of a new executive officer, is incorporated herein by reference.

Form 8K- filed August 13, 2003, related to the board approved stock repurchase, is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC. (Registrant)

DATE: October 31, 2003	/s/ Cynthia A. Sabol

Cynthia A. Sabol Senior Vice President and Chief Financial Officer