Form 10-K
period 2003-12-31
HAMPTON ROADS BANKSHARES INC
filed 2004-03-29
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Common Stock, Par Value $.625 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐.

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

The aggregate market value of the 6,829,231 shares held by non-affiliates as of June 30, 2003 based on the last sales price of $9.50 as recorded by the Bank of Hampton Roads (Transfer Agent) was $64,877,695.

The number of shares outstanding of the issuer’s common stock as of March 1, 2004 was 7,914,912 shares of its $0.625 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report for the year ended December 31, 2003 are incorporated by reference into Part II, which Annual Report is filed herewith as Exhibit 13.

Portions of the proxy statement for the annual shareholders’ meeting to be held April 27, 2004 are incorporated by reference into Part III.

Hampton Roads, Bankshares, Inc.

Form 10-K Annual Report

For the Year Ended December 31, 2003

PART 1

ITEM 1 - DESCRIPTION OF BUSINESS

A. General Development of Business:

Hampton Roads Bankshares, Inc., a Virginia corporation (the Company), was incorporated under the laws of the Commonwealth of Virginia on February 28, 2001, primarily to serve as a holding company for Bank of Hampton Roads (the Bank). On July 1, 2001, all Bank of Hampton Roads common stock, $0.625 par value, was converted to the common stock, $0.625 par value, of Hampton Roads Bankshares, Inc. on a share for share exchange basis, making the Bank a wholly owned subsidiary of the Company. This reorganization was accounted for in a manner similar to a pooling of interests. Accordingly, the prior period consolidated financial statements of the Company are identical to the prior period consolidated financial statements of the Bank.

The Bank is a Virginia state-chartered commercial bank with 15 full service offices in the Hampton Roads region of southeastern Virginia. The Bank was organized in March 1987 and commenced operations in December 1987. The Bank’s principal executive office is located at 201 Volvo Parkway, Chesapeake, Virginia 23320 and its telephone number is (757) 436-1000.

On January 31, 2003, the Northwest branch, located at 4507 Relay Road, Chesapeake, VA 23322, was closed and accounts at that branch were transferred to the nearby Moyock branch, reducing the branch locations to 15 offices.

B. Financial Information about Industry Segments:

The Company does not participate in any industry segments outside of the financial services industry.

C. Narrative Description of Business:

Principal Products or Services:

The Company, through the Bank, engages in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in its primary service area which includes Chesapeake, Suffolk, Norfolk, and Virginia Beach, Virginia. The principal business of the Company is to attract deposits and to loan or invest those deposits on profitable terms. The Company offers all traditional loan and deposit banking services as well as newer services, such as telephone banking, internet banking, and debit cards. The Company accepts both commercial and consumer deposits. These deposits are in varied forms of both demand and time accounts including checking accounts, interest checking, money market accounts, savings accounts, certificates of deposit, and IRA accounts.

The Company is heavily involved in the construction and real estate lending market and actively extends both personal and commercial credit. Loans consist of varying terms and can be secured or unsecured. Loans to individuals are for personal, household, and family purposes. Loans to businesses are for such purposes as working capital, plant expansion, and equipment purchases. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report included as Exhibit 13 to this Form 10-K (Annual Report) for the breakdown of loans by classification.

Competition:

Federal and state legislative changes have significantly increased competition among financial institutions, and current trends toward deregulation are expected to increase competition even further. In its market area, the Company operates in a competitive banking environment that includes multiple commercial banks, savings banks and credit unions. Many of these institutions have substantially greater assets and capital than the Company. In many instances, these institutions have greater lending limits than the Company. As of December 31, 2003, the Bank’s legal lending limit to one borrower was $5.56 million, unless the Bank could sell participations in such a loan to other financial institutions. Finally, the Company faces competition for deposits from short-term money market mutual funds and other corporate and government securities funds. In summary, the Company competes with many institutions which are larger in size and, therefore, can offer more products than the Company at very competitive rates. The Company believes that its pricing of products has remained competitive, but that the Company’s historical success is primarily attributable to high quality service and community involvement.

Supervision and Regulations:

The Bank

The Bank operates as a state bank subject to supervision and regulation by the Bureau of Financial Institutions of the Virginia State Corporation Commission (SCC). The Bureau of Financial Institutions regulates all areas of a Virginia state bank’s commercial banking operations, including reserves, loans, mergers, payment of dividends, establishment of branches and other aspects of operations.

Additionally, the Bank is a member of the Federal Reserve Bank (FRB) system and is subject to the regulations of the FRB. The Bank is also insured by the FDIC, which insures that member banks pay depositors to the extent provided by law in the event an insured bank is closed without adequately providing for the claims of depositors.

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 was signed into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the IMLAFA). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to fight money laundering and grant the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restriction on financial institutions’ operations.

The Holding Company

General. The Company is registered with the FRB as a financial holding company under the Bank Holding Company Act of 1956 (the BHCA), as amended by the Gramm-Leach-Bliley Act and is subject to ongoing regulation, supervision and examination by the FRB. The Holding Company is required to file with the FRB periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, the BHCA requires a bank holding company to obtain FRB approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more that 5% of such shares, unless it already owns or controls a majority of such voting shares. FRB approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company.

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (SOX) was signed into law. The SOX represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The SOX is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the SOX establishes: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (3) new standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (5) new increased civil and criminal penalties for violation of the securities laws.

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

Pursuant to the Gramm-Leach-Bliley Act, financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto, as determined by the FRB. The Gramm-Leach-Bliley Act identifies several activities as “financial in nature,” including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. Being designated a financial holding company allows insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions. To preserve the flexibility afforded by this new legislation, the Holding Company became a financial holding company on December 1, 2001.

Employees:

The Company, as of December 31, 2003, employed 154 people, of whom 146 were full time employees, including the Bank’s President and nine Senior Vice Presidents.

Acquisitions:

There have been no acquisitions in the three years ended December 31, 2003.

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

D. Financial Information About Geographic Areas:

The Company is a community bank with no foreign operations.

E. Available Information

In addition to the filings required by the FRB as discussed above, the Holding Company is required to make certain periodic filings with the Securities and Exchange Commission (SEC) as well as file certain reports on the occurrence of certain material events specified in the Exchange Act. The Holding Company is required to file quarterly and annual reports with the SEC under Section 13 of the Exchange Act, furnish annual reports to shareholders prior to the annual meetings of shareholders, and send proxy statements to shareholders prior to any shareholders’ meeting, all of which must comply with the provisions of the Exchange Act. In addition, directors, officers and certain shareholders must make detailed disclosures under the Exchange Act regarding their ownership of Holding Company Common Stock.

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

ITEM 2 - PROPERTIES

The Company’s main office is located at 201 Volvo Parkway, Chesapeake, Virginia 23320. In addition to the main office location, the Bank owns eight other branch offices: four in the City of Chesapeake, one in the City of Norfolk, one in the City of Suffolk, and two in the City of Virginia Beach. The Bank leases the land and/or buildings in which its remaining six branches and its loan processing department are located. For additional information about leased properties, see Footnote No. 4 in the Notes to Financial Statements included in the Annual Report which is filed as Exhibit 13.

ITEM 3 - LEGAL PROCEEDINGS

There are no material legal proceedings in which the Company is involved at the present time.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 2003.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A. Market Information

On April 30, 2002, the Company’s common stock began trading on the Over-the-Counter Bulletin Board (OTCBB), which is operated by the NASDAQ Stock Market. The Company’s symbol on OTCBB is “HMPR.” Prior to listing the Company’s stock on the OTCBB, trading of the Company’s common stock was limited to isolated private transactions and could not be characterized as amounting to an established public trading market. The Bank acts as the Company’s transfer agent. To the best knowledge of management, the price ranges for stock trades that did take place during 2003 and 2002 are listed below. For periods since the common stock has been listed on the OTCBB, the information set forth below reflects inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	2003		2002
	LOW	HIGH	LOW	HIGH
1ST QUARTER	$8.55	$10.25	$8.00	$9.00
2ND QUARTER	8.95	10.75	6.55	11.00
3RD QUARTER	9.00	10.50	6.75	8.50
4TH QUARTER	10.05	14.00	7.35	8.75

Stock transfers made subsequent to December 31, 2003 through March 1, 2004, for which management had information regarding price paid per share were as follows: 74,576 shares were traded at an average price per share of $11.78. The highest price paid per share during this period was $12.25 and the low price was $11.35.

B. Holders of Stock

As of March 1, 2004, there were 7,914,912 shares of common stock outstanding, held by 4,200 shareholders of record.

C. Dividends

A $0.15 per share dividend was declared on January 13, 2004, payable on March 15, 2004 to shareholders of record as of February 14, 2004. A $0.15 per share dividend was declared on July 8, 2003, payable on September 15, 2003 to shareholders of record as of August 15, 2003. A $0.27 per share dividend was declared on January 14, 2003, payable on March 15, 2003 to shareholders of record as of February 15, 2003. On February 26, 2002, the Company’s Board declared a $0.26 per share dividend payable on April 15, 2002 to shareholders of record on March 15, 2002. The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition.

Bank regulatory agencies place certain restrictions on dividends paid to the Company by the Bank, which in turn limit the ability of the Company to pay dividends to its shareholders. The amount of dividends the Bank may pay to the Company, without prior regulatory approval, is limited to current year earnings plus retained net profits for the two preceding years. At December 31, 2003, the amount available was approximately $2.2 million.

D. Securities Authorized for Issuance Under Equity Compensation Plans

A summary of the information related to the Company’s existing equity compensation plans as of December 31, 2003, is given below:

Plan	Number of Securities to be Issued upon Exercise of outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	952,718	6.8981	1,783,425
Equity Compensation Plans not approved by Security Holders	—	—	—

Total	952,718	6.8981	1,783,425

E. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In December 2001, the Company implemented a Stock Repurchase Program, where the Company offered to buy back up to 375,000 shares of its common stock at a price of $8.00 per share during the time frame of December 17, 2001 to February 14, 2002. At the end of the repurchase period, 64,918 shares had been tendered to the Company pursuant to the Program.

During 2003, the Company repurchased a total of 71,549 shares of its common stock in open market and privately negotiated transactions. Detail for these transactions conducted during the last quarter of 2003 appear below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
Month #1 October 1, 2003- October 31, 2003	2,334.77	$10.08	2,334.77	—
Month #2 November 1, 2003- November 30, 2003	591.47	10.50	591.47	—
Month #3 December 1, 2003- December 31, 2003	—	—	—	—

Total	2,926.24	10.17	2,926.24	—

ITEM 6 - SELECTED FINANCIAL DATA

Selected Financial Data on page 4 of the Annual Report for the year ended December 31, 2003 is incorporated herein by reference.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 5 through 17 of the Annual Report for the year ended December 31, 2003 is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information on the Quantitative and Qualitative Disclosures About Market Risk included in the Interest Rate Sensitivity section on pages 15 and 16 of the Annual Report for the year ended December 31, 2003 is incorporated herein by reference.

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at December 31, 2003 and 2002 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Sensitivity Analysis

December 31, 2003

(in thousands)	1-90 Days	91 Days -1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Interest Earning Assets

Loans	$99,536	$20,138	$34,736	$53,842	$2,523	$210,775
Investment securities	—	13,209	26,772	26,486	5,579	72,046	*
Overnight funds sold	10,038	—	—	—	—	10,038

Total	109,574	33,347	61,508	80,328	8,102	292,859

Cumulative totals	$109,574	$142,921	$204,429	$284,757	$292,859

Interest Bearing Liabilities

Interest checking	$22,184	$—	$—	$—	$—	$22,184
Money market	47,851	—	—	—	—	47,851
Savings	13,018	—	—	—	—	13,018
Time deposits	23,348	32,952	20,106	19,873	5	96,284
FHLB borrowings	—	2,500	5,000	7,500	—	15,000
Other borrowings	—	—	—	—	—	—

Total	106,401	35,452	25,106	27,373	5	194,337

Cumulative totals	$106,401	$141,853	$166,959	$194,332	$194,337

Interest sensitivity gap	3,173	(2,105)	36,402	52,955	8,097	98,522
Cumulative interest sensitivity gap	$3,173	$1,068	$37,470	$90,425	$98,522
Cumulative interest sensitivity gap as a percentage of total assets	1.00%	0.34%	11.84%	28.57%	31.13%

*	Includes Federal Home Loan Bank stock and Federal Reserve Bank stock.

Interest Sensitivity Analysis

December 31, 2002

(in thousands)	1-90 Days	91 Days -1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Interest Earning Assets

Loans	$89,384	$21,468	$38,955	$49,533	$3,844	$203,184
Investment securities	10,379	1,534	20,752	11,054	1,336	45,055	*
Overnight funds sold	33,105	—	—	—	—	33,105

Total	32,868	23,002	59,707	60,587	5,180	281,344

Cumulative totals	$132,868	$155,870	$215,577	$276,164	$281,344

Interest Bearing Liabilities

Interest checking	$18,071	$—	$—	$—	$—	$18,071
Money market	40,337	—	—	—	—	40,337
Savings	10,684	—	—	—	—	10,684
Time deposits	39,209	34,707	21,709	16,484	5	112,114
FHLB borrowings	—	5,000	5,000	—	—	10,000
Other borrowings	2,993	—	—	—	—	2,993

Total	111,294	39,707	26,709	16,484	5	194,199

Cumulative totals	$111,294	$151,001	$177,710	$194,194	$194,199

Interest sensitivity gap	21,574	(16,705)	32,998	44,103	5,175	87,145
Cumulative interest sensitivity gap	$21,574	$4,869	$37,867	$81,970	$87,145
Cumulative interest sensitivity gap as a percentage of total assets	7.21%	1.63%	12.66%	27.41%	29.14%

*	Includes Federal Home Loan Bank stock and Federal Reserve Bank stock.

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates as of December 31, 2003 and 2002, based on maturity dates. The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of December 31, 2003 or 2002.

On-Balance Sheet Financial Instruments

December 31, 2003

Principle Amount Maturing or Re-pricing in:

(in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Over 5 Years	Total	Fair Value
Interest Earning Assets

Fixed rate loans	$23,592	$11,559	$23,177	$23,987	$29,855	$2,523	$114,691	$125,758	*
Average interest rate	7.43%	8.76%	8.19%	7.49%	6.89%	8.06%

Variable rate loans	$96,059	$—	$—	$—	$—	$—	$96,059	$96,059
Average interest rate	5.67%

Investment securities	$13,209	$13,404	$13,368	$13,244	$13,242	$5,579	$72,046	$72,046
Average interest rate	2.49%	2.83%	3.10%	3.55%	3.45%	3.84%

Interest Bearing Liabilities

Interest checking	$22,183	$—	$—	$—	$—	$—	$22,183	$22,183
Average interest rate	0.20%

Money market	$47,851	$—	$—	$—	$—	$—	$47,851	$47,851
Average interest rate	0.81%

Savings	$13,018	$—	$—	$—	$—	$—	$13,018	$13,018
Average interest rate	0.40%

Time deposits	$56,300	$13,935	$6,171	$12,441	$7,432	$5	$96,284	$98,953
Average interest rate	1.98%	5.17%	4.49%	4.62%	3.34%	5.20%

FHLB borrowings	$2,500	$2,500	$2,500	$2,500	$5,000	$—	$15,000	$15,203
Average interest rate	3.81%	4.56%	2.25%	2.74%	2.83%

*	Net of deferred loan fees of $23 thousand.

On-Balance Sheet Financial Instruments

December 31, 2002

Principle Amount Maturing or Re-pricing in:

(in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Over 5 Years	Total	Fair Value
Interest Earning Assets

Fixed rate loans	$28,405	$15,405	$23,550	$21,193	$28,340	$3,844	$120,737	$132,811	*
Average interest rate	8.01%	8.80%	8.94%	8.57%	7.48%	8.34%

Variable rate loans	$82,409	$—	$—	$—	$—	$—	$82,409	$82,409
Average interest rate	6.06%

Investment securities	$2,034	$15,350	$9,408	$12,262	$4,665	$1,336	$45,055	$45,055
Average interest rate	5.73%	2.96%	3.14%	3.64%	4.83%	5.72%

Interest Bearing Liabilities

Interest checking	$18,071	$—	$—	$—	$—	$—	$18,071	$18,081
Average interest rate	0.20%

Money market	$40,337	$—	$—	$—	$—	$—	$40,337	$40,337
Average interest rate	1.00%

Savings	$10,684	$—	$—	$—	$—	$—	$10,684	$10,684
Average interest rate	0.50%

Time deposits	$73,916	$10,588	$11,121	$4,763	$11,721	$5	$112,114	$115,099
Average interest rate	2.84%	4.43%	6.03%	5.23%	4.67%	5.44%

FHLB borrowings	$5,000	$2,500	$2,500	$—	$—	$—	$10,000	$10,256
Average interest rate	3.03%	3.81%	4.56%

Other borrowings	$2,993	$—	$—	$—	$—	$—	$2,993	$2,993
Average interest rate	3.75%

*	Net of deferred loan fees of $38 thousand

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and the Independent Auditors’ Reports set forth on pages 18 through 37 of the Annual Report for the year ended December 31, 2003 are incorporated herein by reference or as noted and included as part of this form 10-K.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosures during 2003.

ITEM 9A - CONTROLS AND PROCEDURES

(a)	As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

(b)	There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Directors and Executive Officers in the proxy statement for the annual shareholders meeting to be held April 27, 2004, filed on March 15, 2004, is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information concerning executive compensation in the proxy statement for the annual shareholders meeting to be held April 27, 2004, filed on March 15, 2004, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management and related shareholder matters in the proxy statement for the annual shareholders meeting to be held April 27, 2004, filed on March 15, 2004, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions in the proxy statement for the annual shareholders meeting to be held April 27, 2004, filed on March 15, 2004, is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services in the proxy statement for the annual shareholders meeting to be held April 27, 2004, filed on March 15, 2004, is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	The following consolidated financial statements of the Company and the Independent Auditors’ Reports set forth on pages 18 through 37 of the Annual Report for the year ended December 31, 2003 are incorporated herein by reference or as noted and included as part of this Form 10-K.

2.	Financial Statement Schedules - None.

3.	The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K

Form 8-K related to third quarter 2003 earnings was filed on October 14, 2003.

(c)	Exhibits required by Item 601 of Regulation S-K

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
Jack W. Gibson. President &
Chief Executive Officer
(3/23/04)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Bobby L. Ralph	/s/ Herman A. Hall, III
Bobby L. Ralph, Director	Herman A. Hall, III, Director
(3/23/04)	(3/23/04)

/s/ Robert G. Bagley	/s/ Emil A. Viola
Robert G. Bagley, Senior Vice	Emil A. Viola, Director and
President, Director	Chairman
(3/23/04)	(3/23/04)

/s/ W. Lewis Witt	/s/ William J. Hearring
W. Lewis Witt, Director	William J. Hearring, Director
(3/23/04)	(3/23/04)

/s/ Warren L. Aleck	/s/ Robert H. Powell III
Warren L. Aleck, Director	Robert H. Powell III, Director
(3/23/04)	(3/23/04)

/s/ Durwood S. Curling	/s/ Donald W. Fulton, Jr.
Durwood S. Curling, Director	Donald W. Fulton, Jr., Senior Vice
(3/23/04)	President and Chief Financial Officer
(3/23/04)

/s/ Patricia M. Windsor	/s/ Lorelle L. Fritsch
Patricia M. Windsor, Director	Lorelle L. Fritsch, Vice President
(3/23/04)	and Controller
(3/23/04)

/s/ Jack W. Gibson
Jack W. Gibson, President and
Chief Executive Officer, Director
(3/23/04)

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

Exhibit 3.1 - Amended Bylaws

The Bylaws of Hampton Roads Bankshares, Inc. as amended, filed with the 2002 Form 10-K dated March 25, 2003, are incorporated herein by reference.

Exhibit 3.2 - Amended Bylaws

The Bylaws of Bank of Hampton Roads as amended, filed with the 2002 Form 10-K dated March 25, 2003, are incorporated herein by reference.

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

Exhibit 10.19-10.21 - Employment Agreement with Bank Officer and Amendment to Employment Agreement with Bank Officer

Employment Agreement with Bank Officer and Amendment to Employment Agreement with Bank Officer entered into in 2002, filed with the 2002 Form 10-K dated March 25, 2003, are incorporated herein by reference.

Exhibit 10.22-10.29 – Employment Agreement with Bank Officer and Amendments to Employment Agreements with Bank Officers

Employment Agreement with Bank Officer and Amendments to Employment Agreements with Bank Officers entered into in 2003 are attached as a part of this Form 10-K.

Exhibit 13 - Annual Report to Security Holders

The Annual Report for the year ended December 31, 2003, except to the extent incorporated herein by reference, is being furnished for informational purposes only and is not deemed to be filed as part of the Report on Form 10-K.

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

Exhibit 31.1 - Certification (under Section 302) of Chief Financial Officer

Exhibit 31.2 - Certification (under Section 302) of Chief Financial Officer

Exhibit 32 - Certification under Section 906 of the Sarbanes-Oxley Act of 2002