Form 10-Q
period 2004-03-31
HAMPTON ROADS BANKSHARES INC
filed 2004-05-13
CIK 1143155

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2004.

Common Stock, $.625 Par Value	7,973,918 Shares

HAMPTON ROADS BANKSHARES, INC.

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets

	March 31, 2004 (Unaudited)	December 31, 2003 (Audited)
Assets:
Cash and due from banks	$14,918,830	$13,496,241
Overnight funds sold	23,702,375	10,038,442

	38,621,205	23,534,683
Securities available-for-sale, at fair market value	62,861,650	70,526,784
Federal Home Loan Bank stock	750,000	875,000
Federal Reserve Bank stock	647,400	644,400

	64,259,050	72,046,184
Loans	219,152,143	210,774,864
Allowance for loan losses	(2,893,681)	(2,948,011)

Net loans	216,258,462	207,826,853
Premises and equipment	9,054,779	9,056,734
Interest receivable	1,246,919	1,387,819
Real estate acquired in settlement of loans	—	103,814
Deferred tax assets	793,266	950,614
Other assets	1,948,784	1,566,527

Total assets	$332,182,465	$316,473,228

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing demand	$85,871,082	$78,096,345
Interest bearing:
Demand	79,562,102	70,034,377
Savings	14,409,956	13,018,124
Time deposits:
Less than $100,000	64,128,171	64,803,856
$100,000 or more	27,089,376	31,480,629

Total deposits	271,060,687	257,433,331
Interest payable	390,819	413,846
Other liabilities	3,416,928	2,311,578
Other borrowings	15,000,000	15,000,000

Total liabilities	289,868,434	275,158,755
Shareholders’ equity:
Common stock, $.625 par value. Authorized 40,000,000 shares; issued and outstanding 7,973,918 shares in 2004 and 7,908,708 shares in 2003	4,983,699	4,942,943
Capital surplus	19,883,334	19,200,754
Accumulated other comprehensive income, net of tax	815,502	510,061
Retained earnings	16,631,496	16,660,715

Total shareholders’ equity	42,314,031	41,314,473

Total liabilities and shareholders’ equity	$332,182,465	$316,473,228

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Interest income:
Loans, including fees	$3,703,004	$3,866,670
Investment securities	476,233	467,449
Overnight funds sold	31,921	29,336

Total interest income	4,211,158	4,363,455

Interest expense:
Deposits:
Demand	137,279	120,154
Savings	23,200	21,365
Time deposits:
Less than $100,000	526,704	697,716
$100,000 or more	186,723	246,168
Other borrowings	120,194	101,354

Total interest expense	994,100	1,186,757

Net interest income	3,217,058	3,176,698

Provision for loan losses	84,000	85,000

Net interest income after provision for loan losses	3,133,058	3,091,698

Noninterest income:
Service charges on deposit accounts	533,293	501,792
ATM surcharge fees	49,886	48,592
Gain on sale of investment securities	385,847	—
Other service charges and fees	283,874	263,758

Total noninterest income	1,252,900	814,142

Noninterest expense:
Salaries and employee benefits	1,641,160	1,438,869
Occupancy	223,792	228,913
Data processing	107,062	104,263
Other	659,632	665,033

Total noninterest expense	2,631,646	2,437,078

Income before provision for income taxes	1,754,312	1,468,762
Provision for income taxes	596,466	498,350

Net income	$1,157,846	$970,412

Basic earnings per share	$0.15	$0.13

Diluted earnings per share	$0.14	$0.12

Basic weighted average shares outstanding	7,922,616	7,734,575
Effect of dilutive stock options	272,479	213,056

Diluted weighted average shares outstanding	8,195,095	7,947,631

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Shareholders’ Equity

Three Months ended March 31, 2004 and the Year ended December 31, 2003

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
(Audited)	Shares	Amount
Balance at December 31, 2002	7,707,744	$4,817,340	$17,788,739	$15,906,066	$598,774	$39,110,919

Comprehensive income:
Net income	—	—	—	4,023,015	—	4,023,015
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $45,701	—	—	—	—	(88,713)	(88,713)

Total comprehensive income						3,934,302
Shares issued related to:
401(k) plan	9,192	5,745	67,791	—	—	73,536
Exercise of stock options	168,000	105,000	746,363	—	—	851,363
Dividend reinvestment	95,422	59,639	860,002	—	—	919,641
Payout of fractional shares	(101)	(63)	(966)	—	—	(1,029)
Common stock repurchased and surrendered	(71,549)	(44,718)	(642,517)	—	—	(687,235)
Tax benefit of stock option exercises	—	—	381,342	—	—	381,342
Cash dividends ($0.27 per share)	—	—	—	(2,096,476)	—	(2,096,476)
Cash dividends ($0.15 per share)	—	—	—	(1,171,890)	—	(1,171,890)

Balance at December 31, 2003	7,908,708	4,942,943	19,200,754	16,660,715	510,061	41,314,473

(Unaudited)
Comprehensive income:
Net income	—	—	—	1,157,846	—	1,157,846
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $157,348	—	—	—	—	305,441	305,441

Total comprehensive income						1,463,287
Shares issued related to:
401(k) plan	9,365	5,853	88,733	—	—	94,586
Exercise of stock options	10,361	6,476	69,968	—	—	76,444
Dividend reinvestment	56,804	35,502	632,253	—	—	667,755
Payout of fractional shares	(50)	(31)	(560)	—	—	(591)
Common stock repurchased and surrendered	(11,270)	(7,044)	(124,430)	—	—	(131,474)
Tax benefit of stock option exercises	—	—	16,616	—	—	16,616
Cash dividends ($0.15 per share)	—	—	—	(1,187,065)	—	(1,187,065)

Balance at March 31, 2004	7,973,918	$4,983,699	$19,883,334	$16,631,496	$815,502	$42,314,031

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Operating activities:
Net income	$1,157,846	$970,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155,133	133,827
Provisions for loan losses	84,000	85,000
Change in stock options payable	89,307	147,136
Net amortization of premiums and accretion of discounts on investment securities	27,366	(272,038)
Gain on sale of premises and equipment	(6,610)	—
Gain on sale of investment securities	(385,847)	—
Deferred tax	6,938	63,907
Changes in:
Interest receivable	140,900	(57,476)
Other assets	(301,081)	(172,481)
Interest payable	(23,027)	(56,103)
Other liabilities	1,031,742	936,021

Net cash provided by operating activities	1,976,667	1,778,205

Investing activities:
Proceeds from sale of investment securities	10,486,405	—
Proceeds from maturities and calls of investment securities	—	13,336,023
Purchase of investment securities	(2,000,000)	(26,800,000)
Proceeds from sale of Federal Home Loan Bank stock	125,000	—
Purchase of Federal Reserve Bank stock	(3,000)	(4,850)
Net increase in total loans	(8,515,609)	(6,504,347)
Purchase of premises and equipment	(131,905)	(43,172)
Cash proceeds from sale of premises and equipment	7,475	—
Proceeds from sale of real estate acquired in settlement of loans	500	—

Net cash used in investing activities	(31,134)	(20,016,346)

Financing activities:
Net increase (decrease) in deposits	13,627,356	(638,579)
Net decrease in other borrowings	—	(746,370)
Common stock repurchased and surrendered	(131,474)	(401,128)
Dividends reinvested	667,755	140,453
Proceeds from shares issued related to 401(k) plan	94,586	73,536
Cash proceeds from exercise of stock options	69,831	216,791
Dividends paid	(1,187,065)	(2,096,476)

Net cash provided by (used in) financing activities	13,140,989	(3,451,773)

Increase (decrease) in cash and cash equivalents	15,086,522	(21,689,914)
Cash and cash equivalents at beginning of period	23,534,683	41,044,580

Cash and cash equivalents at end of period	$38,621,205	$19,354,666

Supplemental cash flow information:
Cash paid during the period for interest	$1,017,127	$1,242,860
Cash paid during the period for income taxes	—	75,000

Supplemental noncash information:
Dividends declared	$—	$—
Value of shares exchanged in exercise of stock options	—	271,970
Stock options exercised through reduction in stock options payable	6,613	264,331
Tax benefit of stock option exercises	16,616	207,302
Proceeds related to sale of real estate acquired in settlement of loans not received until after quarter end	103,314	—

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2004

NOTE A - BASIS OF PRESENTATION

Hampton Roads Bankshares, Inc., a Virginia corporation (the Company), was incorporated under the laws of the Commonwealth of Virginia on February 28, 2001, primarily to serve as a holding company for Bank of Hampton Roads (the Bank). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Bank of Hampton Roads was organized in March of 1987 and commenced banking operations in December of 1987. The Bank engages in a general community and commercial banking business, emphasizing the needs of individuals as well as small and medium sized businesses in its primary service area.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

NOTE B - SECURITIES

The amortized cost and estimated fair market values of securities available-for-sale were:

	March 31, 2004		December 31, 2003
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Agency securities	$61,611,249	$62,846,780	$69,738,605	$70,511,381
Mortgage-backed securities	14,791	14,870	15,359	15,403

Total securities available-for-sale	$61,626,040	$62,861,650	$69,753,964	$70,526,784

NOTE C - LOANS

Major classifications of loans are summarized as follows:

	March 31, 2004	December 31, 2003
Commercial	$60,159,848	$59,334,061
Construction	47,729,639	44,464,644
Real estate-commercial mortgage	78,997,783	74,864,664
Real estate-residential mortgage	15,330,476	15,595,314
Installment loans to individuals	16,931,465	16,493,034
Deferred loan fees and related costs	2,932	23,147

Total loans	$219,152,143	$210,774,864

Non-performing assets are as follows:

	March 31, 2004	December 31, 2003
Loans 90 days past due and still accruing interest	$898,734	$112,126
Nonaccrual loans	20,371	107,601
Real estate acquired in settlement of loans	—	103,814

Total non-performing assets	$919,105	$323,541

NOTE D - ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the three months ended March 31, 2004 and 2003 were as follows:

	2004	2003
Balance at beginning of year	$2,948,011	$2,842,855
Provision for loan losses	84,000	85,000
Loans charged off	(155,773)	(37,699)
Recoveries	17,443	6,288

Balance at end of period	$2,893,681	$2,896,444

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	March 31, 2004	December 31, 2003
Land	$3,213,052	$3,213,052
Buildings and improvements	5,534,770	5,712,314
Equipment, furniture and fixtures	3,632,154	3,825,578

	12,379,976	12,750,944
Less accumulated depreciation	(3,325,197)	(3,694,210)

Net premises and equipment	$9,054,779	$9,056,734

ITEM 2 -MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information about the important factors affecting the consolidated results of operations, financial condition, capital resources and liquidity of the Company. In addition to identifying trends and material changes that occurred during the reporting periods, the report depicts the consistent success achieved by the organization. This discussion and analysis should be read in conjunction with the Company’s 2003 Annual Report.

Financial Condition

Total average assets, a benchmark used by banks when comparing size, is the strongest indicator of our continuous growth. Average assets increased by $21.9 million, or 7.5%, to a new high of $314.0 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Total assets at March 31, 2004 were $332.2 million, an increase of $15.7 million, or 5.0%, over December 31, 2003 total assets of $316.5 million. This significant growth is attributable to increases in deposits which were utilized by the Company in funding growth in interest earning assets.

As a community bank, the Company has a primary objective of meeting the business and consumer credit needs within its market where standards of profitability, client relationships and credit quality can be met. The overall loan portfolio grew $8.4 million, or 4.0%, to $219.2 million as of March 31, 2004 compared to December 31, 2003. This growth can be attributed to the high loan demand experienced in the construction and commercial real estate categories of the loan portfolio. The Company continuously reviews its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through ongoing credit review processes, the Company conducts an independent and comprehensive allowance analysis for its loan portfolio at least quarterly. The allowance for loan losses was $2.9 million, or 1.3% of outstanding loans, as of March 31, 2004 compared with $2.9 million, or 1.4% of outstanding loans, as of December 31, 2003. Management considers the allowance for loan losses to be adequate.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at March 31, 2004 increased $13.6 million, or 5.3%, to $271.1 million compared to December 31, 2003. Significant changes in the deposit categories include a $7.8 million, or 10.0% increase in noninterest bearing demand accounts and a $9.5 million, or 13.6%, increase in interest bearing demand accounts from December 31, 2003 to March 31, 2004. This positive trend in deposits can be attributed to the high quality commercial accounts which are generating larger balances in the demand deposit accounts.

The Company’s investment portfolio consists of available-for-sale U.S. Agency and mortgage-backed securities. At March 31, 2004, the estimated market value of investment securities held by the Company was $62.9 million, down $7.7 million, or 10.9%, from $70.5 million at December 31, 2003. The decline was the result of the sale of investment securities with a market value of $10.7 million netted against the purchase of an investment security with a market value of $2.1 million and the change in unrealized gains and unamortized premiums on the remaining investment securities. A gain of $385,847 was recognized on the sale of investment securities. The decision to sell the investment securities was made to improve the Company’s liquidity position at the beginning of January 2004 and to enable the Company to accommodate the growing loan portfolio. After an initial drop in January 2004, overnight funds increased $13.7 million from December 31, 2003 to March 31, 2004 due to the strong growth in deposits experienced by the Company during the first quarter of 2004.

Results of Operations

During the first three months of 2004, the Company had net income of $1.2 million, resulting in a return of 1.48% on average total assets and 11.28% on average equity. During the comparable period in 2003, the Company earned $970 thousand resulting in a return of 1.35% on average total assets and 10.37% on average equity. Diluted earnings per share increased 16.7% to $0.14 per share for the first three months of 2004 compared to $0.12 per share for the first three months of 2003. These increases were caused primarily by the gain on sale of investment securities recognized during the first quarter of 2004.

Net interest income, the principal source of the Company’s earnings, represents the difference between interest and fees earned from lending and investment activities and the interest paid to fund these activities. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements impact net interest income. Net interest income for the first three months of 2004 was $3.2 million, a $40 thousand increase over the first three months of 2003.

The Company’s interest earning assets consist of loans, investment securities, and overnight funds sold. Interest income on loans, including loan fees, decreased $164 thousand, or 4.2%, to $3.7 million for the three months ended March 31, 2004 compared to the same time period during 2003. This decline resulted from the 65 basis point decrease experienced in the average interest yield, partially offset by the $7.9 million increase in the average loan balance. Interest income on investment securities increased $9 thousand, or 1.9%, to $476 thousand for the three months ended March 31, 2004 compared to the same time period during 2003. The $6.8 million increase in the average investment securities balance, partially offset by the 33 basis point decrease in the average interest yield produced this slight increase. Interest income on overnight funds sold increased $3 thousand, or 8.8%, to $32 thousand for the three month ended March 31, 2004 compared to the same time period during 2003. This increase was due to the $3.6 million increase in the average overnight funds sold balance, partially offset by the 23 basis point decline experienced in the average interest yield.

The Company’s interest bearing liabilities consist of deposit accounts and other borrowings. Interest expense from deposits decreased $211 thousand, or 19.4%, to $874 thousand for the three months ended March 31, 2004 compared to the same time period during 2003. This decline resulted from the 50 basis point decrease experienced in the average interest rate, partially offset by the $1.3 million increase in the average deposit balance. Interest expense from other borrowings increased $19 thousand, or 18.6%, to $120 thousand for the three months ended March 31, 2004 compared to the same time period during 2003. The $3.9 million increase in the average other borrowings balance, partially offset by the 44 basis point decrease in the average interest rate, produced this result.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s efficiency in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin decreased from 4.74% during the first three months of 2003 to 4.46% for the same period in 2004. This decrease can be attributed to changes in the balance sheet mix, changes in the yields obtained from interest earning assets and paid on interest bearing liabilities, the falling interest rate environment, and changes in volume.

The Company reported an increase in total noninterest income of $439 thousand, or 53.9%, for the first three months of 2004 compared to the same period in 2003. Service charges on deposit accounts, the Company’s primary source of noninterest income, increased $32 thousand, or 6.3%, for the first three months of 2004 compared to the same period in 2003. This increase is primarily attributable to an increase in check cashing fees. Another significant component of noninterest income is ATM surcharge fees, which remained stable at $50 thousand for the first three months of 2004 compared to $49 thousand for the first three months of 2003. In order to improve liquidity and allow for the growth in the loan portfolio, the Company sold investment securities and recognized a gain of $386 thousand during the first quarter of 2004. There were no sales of investment securities during the first quarter of 2003. Other service charges and fees increased $20 thousand, or 7.6%, for the first quarter of 2004 compared to the first quarter of 2003. An increase in late charges on loans is responsible for this increase.

Noninterest expense represents the overhead expenses of the Company. One of the core operating principles of management continues to be the careful monitoring and control of these expenses. Total noninterest expense increased $195 thousand, or 8.0%, for the first three months of 2004 compared to the first three months of 2003. This increase was primarily attributable to a 14.1% increase in salaries and employee benefits resulting from the addition of several new positions late in 2003 and during the first quarter of 2004, normal annual salary adjustments, and higher costs of benefits. Data processing expense, another category of noninterest expense, posted a slight increase of 2.7% during this time frame and occupancy and other noninterest expenses posted decreases of 2.2% and .8%, respectively.

Capital Resources and Liquidity

Total shareholders’ equity increased $983 thousand, or 2.4%, to $42.3 million at March 31, 2004 compared to $41.3 million at December 31, 2003. As of March 31, 2004, the Company and the Bank were considered “well-capitalized”, the highest category of capitalization defined by the Federal Reserve Bank (FRB). The Company continually monitors current and projected capital adequacy positions of both the Company and the Bank. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives, and returns to the stockholders in the form of dividends. On March 15, 2004, the Company paid a $0.15 per share dividend, totaling $1,187,065. On September 15, 2003, the Company paid its first semi-annual cash dividend of $0.15 per share, totaling $1,171,890. On March 15, 2003, the Company paid a $0.27 per share dividend, totaling $2,096,476.

A key goal of asset/liability management is to maintain an adequate degree of liquidity without impairing long-term earnings. Liquidity represents the Company’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Short-term liquidity is primarily provided by access to the federal funds market through established correspondent banking relationships. Funds can also be obtained through the Company’s borrowing privileges at the Federal Reserve Bank and Federal Home Loan Bank of Atlanta. Additional liquidity is available through loan repayments and maturities of the Company’s investment portfolio. The Company maintains a very liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgements and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses may be required.

Forward Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical fact. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects of and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, and inflation.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk is exposure to interest rate volatility. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities.

The primary goal of the Company’s asset/liability management strategy is to maximize net interest income while minimizing fluctuations caused by changes in the interest rate environment. The Company’s ability to manage its interest rate risk depends generally on the Company’s ability to match the maturities and re-pricing characteristics of its assets and liabilities while taking into account the separate goals of maintaining asset quality and liquidity and achieving the desired level of net interest income.

The Company’s management, guided by the Asset/Liability Committee (ALCO), determines the overall magnitude of interest sensitivity risk and then formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s expectations regarding future interest rate movements, the state of the national and regional economy, and other financial and business risk factors.

The primary method that the Company uses to quantify and manage interest rate risk is simulation analysis, which is used to model net interest income from assets and liabilities over a specified time period under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a relatively short time horizon. Key assumptions in the simulation analysis relate to the behavior of interest rates and spreads, the changes in product balances and the behavior of loan and deposit customers in different rate environments.

The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or re-price within that time period. At March 31, 2004, the Company’s one year “positive gap” (interest earning assets maturing or re-pricing within a defined period exceed interest bearing liabilities maturing or re-pricing within the same period) was approximately $18.5 million, or 5.56% of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. At December 31, 2003, the Company’s one year “positive gap” was approximately $1.1 million, or 0.34% of total assets.

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at March 31, 2004 and December 31, 2003 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Sensitivity Analysis

March 31, 2004

(in thousands)	1-90 Days	91 Days-1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Interest earning assets:

Loans	$116,080	$15,588	$33,987	$50,245	$3,252	$219,152
Securities and stock	2,011	9,117	23,126	24,438	5,567	64,259
Overnight funds sold	23,702	—	—	—	—	23,702

Total interest earning assets	$141,793	$24,705	$57,113	$74,683	$8,819	$307,113

Cumulative totals	$141,793	$166,498	$223,611	$298,294	$307,113

Interest bearing liabilities:

Interest checking	$20,152	$—	$—	$—	$—	$20,152
Money market	59,410	—	—	—	—	59,410
Savings	14,410	—	—	—	—	14,410
Time deposits	17,946	33,595	19,280	20,392	5	91,218
FHLB borrowings	2,500	—	5,000	7,500	—	15,000
Other borrowings	—	—	—	—	—	—

Total interest bearing liabilities	$114,418	$33,595	$24,280	$27,892	$5	$200,190

Cumulative totals	$114,418	$148,013	$172,293	$200,185	$200,190

Interest sensitivity gap	$27,375	$(8,890)	$32,833	$46,791	$8,814	$106,923

Cumulative interest sensitivity gap	$27,375	$18,485	$51,318	$98,109	$106,923

Cumulative interest sensitivity gap as a percentage of total assets	8.24%	5.56%	15.45%	29.53%	32.19%

Interest Sensitivity Analysis

December 31, 2003

(in thousands)	1-90 Days	91 Days-1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Interest earning assets:

Loans	$99,536	$20,138	$34,736	$53,842	$2,523	$210,775
Securities and stock	—	13,209	26,772	26,486	5,579	72,046
Overnight funds sold	10,038	—	—	—	—	10,038

Total	$109,574	$33,347	$61,508	$80,328	$8,102	$292,859

Cumulative totals	$109,574	$142,921	$204,429	$284,757	$292,859

Interest bearing liabilities:

Interest checking	$22,184	$—	$—	$—	$—	$22,184
Money market	47,851	—	—	—	—	47,851
Savings	13,018	—	—	—	—	13,018
Time deposits	23,348	32,952	20,106	19,873	5	96,284
FHLB borrowings	—	2,500	5,000	7,500	—	15,000
Other borrowings	—	—	—	—	—	—

Total	$106,401	$35,452	$25,106	$27,373	$5	$194,337

Cumulative totals	$106,401	$141,853	$166,959	$194,332	$194,337

Interest sensitivity gap	$3,173	$(2,105)	$36,402	$52,955	$8,097	$98,522

Cumulative interest sensitivity gap	$3,173	$1,068	$37,470	$90,425	$98,522

Cumulative interest sensitivity gap as a percentage of total assets	1.00%	0.34%	11.84%	28.57%	31.13%

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates as of March 31, 2004 and December 31, 2003, based on maturity or repricing dates. The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of March 31, 2004 or December 31, 2003.

On-Balance Sheet Financial Instruments

March 31, 2004

Principal Amount Maturing or Repricing in:

(in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Over 5 Years	Total
Interest earning assets:

Fixed rate loans	$20,070	$13,327	$20,660	$21,348	$28,897	$3,252	$107,554	*
Average interest rate	7.79%	8.49%	7.74%	7.58%	6.72%	6.74%

Variable rate loans	$111,595	$—	$—	$—	$—	$—	$111,595
Average interest rate	5.54%

Securities and stock	$11,128	$13,856	$9,270	$13,083	$11,355	$5,567	$64,259	**
Average interest rate	2.36%	2.43%	2.94%	3.23%	3.49%	4.07%

Interest bearing liabilities:

Interest checking	$20,152	$—	$—	$—	$—	$—	$20,152
Average interest rate	0.20%

Money market	$59,410	$—	$—	$—	$—	$—	$59,410
Average interest rate	0.79%

Savings	$14,410	$—	$—	$—	$—	$—	$14,410
Average interest rate	0.40%

Time deposits	$51,541	$13,305	$5,975	$13,584	$6,808	$5	$91,218
Average interest rate	2.17%	5.12%	3.58%	4.48%	3.29%	5.45%

FHLB borrowings	$2,500	$2,500	$2,500	$2,500	$5,000	$—	$15,000
Average interest rate	3.81%	4.56%	2.25%	2.74%	2.83%

*	Net of deferred loan costs of $3 thousand.
**	Includes Federal Home Loan Bank and Federal Reserve Bank stock.

On-Balance Sheet Financial Instruments

December 31, 2003

Principal Amount Maturing or Repricing in:

(in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Over 5 Years	Total
Interest earning assets:

Fixed rate loans	$23,592	$11,559	$23,177	$23,987	$29,855	$2,523	$114,691	*
Average interest rate	7.43%	8.76%	8.19%	7.49%	6.89%	8.06%

Variable rate loans	$96,059	$—	$—	$—	$—	$—	$96,059
Average interest rate	5.67%

Securities and stock	$13,209	$13,404	$13,368	$13,244	$13,242	$5,579	$72,046	**
Average interest rate	2.49%	2.83%	3.10%	3.55%	3.45%	3.84%

Interest bearing liabilities:

Interest checking	$22,183	$—	$—	$—	$—	$—	$22,183
Average interest rate	0.20%

Money market	$47,851	$—	$—	$—	$—	$—	$47,851
Average interest rate	0.81%

Savings	$13,018	$—	$—	$—	$—	$—	$13,018
Average interest rate	0.40%

Time deposits	$56,300	$13,935	$6,171	$12,441	$7,432	$5	$96,284
Average interest rate	1.98%	5.17%	4.49%	4.62%	3.34%	5.20%

FHLB borrowings	$2,500	$2,500	$2,500	$2,500	$5,000	$—	$15,000
Average interest rate	3.81%	4.56%	2.25%	2.74%	2.83%

*	Net of deferred loan costs of $23 thousand.
**	Includes Federal Home Loan Bank and Federal Reserve Bank stock.

ITEM 4 - CONTROLS AND PROCEDURES

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

b)	There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of March 31, 2004, there were no significant legal proceedings against the Company.

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In December 2001, the Company implemented a Stock Repurchase Program, where the Company agreed to buy back up to 375,000 shares of its common stock at a price of $8.00 per share during the time frame of December 17, 2001 to February 14, 2002. Upon expiration of the program, 64,918 shares for a total of $519,340 were repurchased by the Company. During 2003, the Company repurchased 71,549 shares of its common stock in open market and privately negotiated transactions at prices ranging from $9.35 to $10.50, in accordance with the Board of Director approved open ended stock repurchase program. During the first quarter of 2004, the Company repurchased 11,270 shares of its common stock in open market and privately negotiated transactions. Detail for the transactions conducted during the first quarter of 2004 appear below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
Month #1 January 1, 2004 - January 31, 2004	9,588	$11.75	9,588	—

Month #2 February 1, 2004 - February 29, 2004	938	11.00	938	—

Month #3 March 1, 2004 - March 31, 2004	744	11.43	744	—

Total	11,270	$11.67	11,270	—

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31and 32 certifications.

Form 8K- filed January 6, 2004, related to naming Donald W. Fulton, Jr. Chief Financial Officer of the Company, is incorporated herein by reference.

Form 8K- filed January 12, 2004, related to the earnings release for the quarter ended December 31, 2003, is incorporated herein by reference.

Form 8K- filed January 14, 2004, related to the declaration of a dividend payable during the first quarter of 2004, is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: May 13, 2004	/s/ Donald W. Fulton, Jr.
Donald W. Fulton, Jr.
Senior Vice President and Chief Financial Officer