Form 10-Q
period 2004-06-30
HAMPTON ROADS BANKSHARES INC
filed 2004-08-13
CIK 1143155

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2004.

Common Stock, $.625 Par Value	7,971,056 Shares

HAMPTON ROADS BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets	3

June 30, 2004
December 31, 2003

Consolidated Statements of Income	4

Three Months ended June 30, 2004
Three Months ended June 30, 2003
Six Months ended June 30, 2004
Six Months ended June 30, 2003

Consolidated Statements of Shareholders’ Equity	5

Six months ended June 30, 2004
Year ended December 31, 2003

Consolidated Statements of Cash Flows	6

Six Months ended June 30, 2004
Six Months ended June 30, 2003

Notes to Consolidated Financial Statements	7

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 4 - CONTROLS AND PROCEDURES	17

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS	17

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	17

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18

ITEM 5 - OTHER INFORMATION	18

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K	18

SIGNATURES	19

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets

	June 30, 2004 (Unaudited)	December 31, 2003 (Audited)
Assets:
Cash and due from banks	$14,549,764	$13,496,241
Overnight funds sold	3,820,447	10,038,442

	18,370,211	23,534,683
Securities available-for-sale, at fair market value	60,896,267	70,526,784
Federal Home Loan Bank stock	875,000	875,000
Federal Reserve Bank stock	647,400	644,400

	62,418,667	72,046,184

Loans	233,391,298	210,774,864
Allowance for loan losses	(3,484,229)	(2,948,011)

Net loans	229,907,069	207,826,853
Premises and equipment	8,959,601	9,056,734
Interest receivable	1,248,263	1,387,819
Real estate acquired in settlement of loans	—	103,814
Deferred tax assets	1,539,969	950,614
Other assets	1,833,603	1,566,527

Total assets	$324,277,383	$316,473,228

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing demand	$89,687,775	$78,096,345
Interest bearing:
Demand	67,308,608	70,034,377
Savings	15,257,848	13,018,124
Time deposits:
Less than $100,000	62,395,632	64,803,856
$100,000 or more	27,577,732	31,480,629

Total deposits	262,227,595	257,433,331

Interest payable	382,228	413,846
Other liabilities	2,615,203	2,311,578
Other borrowings	17,500,000	15,000,000

Total liabilities	282,725,026	275,158,755

Shareholders’ equity:
Common stock, $.625 par value. Authorized 40,000,000 shares; issued and outstanding 7,971,056 shares in 2004 and 7,908,708 shares in 2003	4,981,910	4,942,943
Capital surplus	19,845,218	19,200,754
Accumulated other comprehensive income, net of tax	(593,831)	510,061
Retained earnings	17,319,060	16,660,715

Total shareholders’ equity	41,552,357	41,314,473

Total liabilities and shareholders’ equity	$324,277,383	$316,473,228

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Interest income:
Loans, including fees	$3,831,257	$3,961,668	$7,534,261	$7,828,338
Investment securities	474,555	445,177	950,788	912,626
Overnight funds sold	15,418	13,459	47,339	42,795

Total interest income	4,321,230	4,420,304	8,532,388	8,783,759

Interest expense:
Deposits:
Demand	96,432	104,566	233,711	224,720
Savings	24,406	22,222	47,606	43,587
Time deposits:
Less than $100,000	510,261	642,887	1,036,965	1,340,603
$100,000 or more	187,087	227,721	373,810	473,889

Interest on deposits	818,186	997,396	1,692,092	2,082,799
Other borrowings	126,141	120,345	246,335	221,699

Total interest expense	944,327	1,117,741	1,938,427	2,304,498

Net interest income	3,376,903	3,302,563	6,593,961	6,479,261

Provision for loan losses	599,000	84,000	683,000	169,000

Net interest income after provision for loan losses	2,777,903	3,218,563	5,910,961	6,310,261

Noninterest income:
Service charges on deposit accounts	494,031	545,579	1,027,324	1,047,371
ATM surcharge fees	54,243	53,353	104,129	101,945
Gain on sale of investment securities	109,146	—	494,993	—
Other service charges and fees	253,015	242,213	536,889	505,971

Total noninterest income	910,435	841,145	2,163,335	1,655,287

Noninterest expense:
Salaries and employee benefits	1,601,275	1,486,903	3,242,435	2,925,772
Occupancy	216,129	210,693	439,921	439,606
Data processing	120,023	107,912	227,085	212,175
Other	689,246	677,630	1,348,878	1,342,663

Total noninterest expense	2,626,673	2,483,138	5,258,319	4,920,216

Income before provision for income taxes	1,061,665	1,576,570	2,815,977	3,045,332
Provision for income taxes	374,101	536,546	970,567	1,034,896

Net income	$687,564	$1,040,024	$1,845,410	$2,010,436

Basic earnings per share	$0.09	$0.13	$0.23	$0.26

Diluted earnings per share	$0.08	$0.13	$0.22	$0.25

Basic weighted average shares outstanding	7,975,032	7,786,395	7,948,824	7,760,628
Effect of dilutive stock options	291,007	224,859	283,610	226,725

Diluted weighted average shares outstanding	8,266,039	8,011,254	8,232,434	7,987,353

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Shareholders’ Equity

Six Months ended June 30, 2004 and the Year ended December 31, 2003

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
(Audited)	Shares	Amount
Balance at December 31, 2002	7,707,744	$4,817,340	$17,788,739	$15,906,066	$598,774	$39,110,919
Comprehensive income:
Net income	—	—	—	4,023,015	—	4,023,015
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $45,701	—	—	—	—	(88,713)	(88,713)

Total comprehensive income						3,934,302
Shares issued related to:
401(k) plan	9,192	5,745	67,791	—	—	73,536
Exercise of stock options	168,000	105,000	746,363	—	—	851,363
Dividend reinvestment	95,422	59,639	860,002	—	—	919,641
Payout of fractional shares	(101)	(63)	(966)	—	—	(1,029)
Common stock repurchased and surrendered	(71,549)	(44,718)	(642,517)	—	—	(687,235)
Tax benefit of stock option exercises	—	—	381,342	—	—	381,342
Cash dividends ($0.27 per share)	—	—	—	(2,096,476)	—	(2,096,476)
Cash dividends ($0.15 per share)	—	—	—	(1,171,890)	—	(1,171,890)

Balance at December 31, 2003	7,908,708	4,942,943	19,200,754	16,660,715	510,061	41,314,473

(Unaudited)

Comprehensive income:
Net income	—	—	—	1,845,410	—	1,845,410
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $568,672	—	—	—	—	(1,103,892)	(1,103,892)

Total comprehensive income						741,518
Shares issued related to:
401(k) plan	9,365	5,853	88,733	—	—	94,586
Exercise of stock options	12,459	7,787	81,530	—	—	89,317
Dividend reinvestment	56,804	35,502	632,253	—	—	667,755
Payout of fractional shares	(64)	(40)	(724)	—	—	(764)
Common stock repurchased and surrendered	(16,216)	(10,135)	(177,669)	—	—	(187,804)
Tax benefit of stock option exercises	—	—	20,341	—	—	20,341
Cash dividends ($0.15 per share)	—	—	—	(1,187,065)	—	(1,187,065)

Balance at June 30, 2004	7,971,056	$4,981,910	$19,845,218	$17,319,060	$(593,831)	$41,552,357

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003
Operating activities:
Net income	$1,845,410	$2,010,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	292,244	269,317
Provision for loan losses	683,000	169,000
Change in stock options payable	98,376	(162,322)
Net amortization of premiums and accretion of discounts on investment securities	(83,262)	(221,832)
Gain on sale of premises and equipment	(6,610)	—
Gain on sale of investment securities	(494,993)	—
Loss on sale of real estate acquired in settlement of loans	3,575	—
Deferred taxes	(20,683)	67,273
Changes in:
Interest receivable	139,556	32,989
Other assets	(289,214)	(35,754)
Interest payable	(31,618)	(65,805)
Other liabilities	234,508	819,233

Net cash provided by operating activities	2,370,289	2,882,535

Investing activities:
Proceeds from sale of investment securities	24,094,993	—
Proceeds from maturities and calls of investment securities	2,001,215	19,586,746
Purchase of investment securities	(17,560,000)	(26,800,000)
Proceeds from sale of Federal Home Loan Bank stock	—	(190,000)
Purchase of Federal Reserve Bank stock	(3,000)	(4,850)
Net increase in total loans	(22,763,216)	(7,101,750)
Purchase of premises and equipment	(173,838)	(68,006)
Proceeds from sale of premises and equipment	7,475	—
Proceeds from sale of real estate acquired in settlement of loans	100,239	(513)

Net cash used in investing activities	(14,296,132)	(14,578,373)

Financing activities:
Net increase (decrease) in deposits	4,794,264	(566,677)
Net increase in other borrowings	2,500,000	6,252,147
Common stock repurchased and surrendered	(187,804)	(502,855)
Dividends reinvested	667,755	140,453
Proceeds from shares issued related to 401(k) plan	94,586	73,536
Proceeds from exercise of stock options	79,635	265,458
Dividends paid	(1,187,065)	(2,096,476)

Net cash provided by financing activities	6,761,371	3,565,586

Decrease in cash and cash equivalents	(5,164,472)	(8,130,252)
Cash and cash equivalents at beginning of period	23,534,683	41,044,580

Cash and cash equivalents at end of period	$18,370,211	$32,914,328

Supplemental cash flow information:
Cash paid during the period for interest	$1,970,045	$2,370,303
Cash paid during the period for income taxes	1,085,474	965,000

Supplemental noncash information:
Value of shares exchanged in exercise of stock options	$—	$310,178
Stock options exercised through reduction in stock options payable	9,769	287,608
Tax benefit of stock option exercises	20,341	281,780

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2004

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

The Company adopted the disclosure only provision of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. These statements allow an entity to continue to measure compensation cost for these plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options.

Pro forma information regarding net income and earnings per share as required by SFAS No. 123 and SFAS No. 148 has been determined as if the Company had accounted for its employee stock options under the fair-value method. The fair value of all currently outstanding options was estimated at the date of the grant using a minimum value option pricing model. Pro forma results and a summary of the assumptions used for the three and six months ended June 30, 2004 and the same time periods in 2003 are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Reported net income	$687,564	$1,040,024	$1,845,410	$2,010,436
Stock based compensation expense (net of tax)
Actual expense based on APB No. 25	97,550	109,500	97,550	109,500
Pro forma expense based on SFAS No. 123	(79,616)	(77,031)	(79,616)	(77,031)

Pro forma net income	$705,498	$1,072,493	$1,863,344	$2,042,905

Net income per share:
Basic - as reported	$0.09	$0.13	$0.23	$0.26
Basic - pro forma	0.09	0.14	0.23	0.26
Diluted - as reported	0.08	0.13	0.22	0.25
Diluted - pro forma	0.09	0.13	0.23	0.26
Assumptions:
Risk-free interest rate	3.25%	3.00%	3.25%	3.00%
Dividend paid	$0.30	$0.30	$0.30	$0.30
Weighted average expected life (years)	7.00	7.00	7.00	7.00

Option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a representative single measure of the fair value at which transactions may occur.

NOTE B - SECURITIES

The amortized cost and estimated fair market values of securities available-for-sale were:

	June 30, 2004		December 31, 2003
	Amortized Cost	Estimated Market Value	Amortized CostValue	Estimated Market Value
U.S. Agency securities	$61,781,882	$60,882,201	$69,738,605	$70,511,381
Mortgage-backed securities	14,129	14,066	15,359	15,403

Total securities available-for-sale	$61,796,011	$60,896,267	$69,753,964	$70,526,784

NOTE C - LOANS

Major classifications of loans are summarized as follows:

	June 30, 2004	December 31, 2003
Commercial	$59,042,700	$59,334,061
Construction	55,988,262	44,464,644
Real estate-commercial mortgage	84,207,469	74,864,664
Real estate-residential mortgage	17,606,571	15,595,314
Installment loans to individuals	16,673,207	16,493,034
Deferred loan fees and related costs	(126,911)	23,147

Total loans	$233,391,298	$210,774,864

Non-performing assets are as follows:

	June 30, 2004	December 31, 2003
Loans 90 days past due and still accruing interest	$64,086	$112,126
Nonaccrual loans	737,324	107,601
Real estate acquired in settlement of loans	—	103,814

Total non-performing assets	$801,410	$323,541

NOTE D - ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the six months ended June 30, 2004 and 2003 were as follows:

	2004	2003
Balance at beginning of year	$2,948,011	$2,842,855
Provision for loan losses	683,000	169,000
Loans charged off	(191,421)	(204,471)
Recoveries	44,639	13,139

Balance at end of period	$3,484,229	$2,820,523

NOTE E - PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	June 30, 2004	December 31, 2003
Land	$3,213,052	$3,213,052
Buildings and improvements	5,534,770	5,712,314
Equipment, furniture and fixtures	3,674,087	3,825,578

	12,421,909	12,750,944
Less accumulated depreciation	(3,462,308)	(3,694,210)

Net premises and equipment	$8,959,601	$9,056,734

ITEM 2 -MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the important factors affecting the consolidated results of operations, financial condition, capital resources and liquidity of the Company. This report identifies trends and material changes that occurred during the reporting periods and should be read in conjunction with the Company’s 2003 Annual Report.

Financial Condition

Total average assets, a benchmark used by banks when comparing size, is the strongest indicator of our continuous growth. Average assets increased by $27.0 million, or 9.2%, to a new high of $319.5 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Total assets at June 30, 2004 were $324.3 million, an increase of $7.8 million, or 2.5%, over December 31, 2003 total assets of $316.5 million. This significant growth is attributable primarily to increases in deposits which were utilized by the Company in funding growth in interest earning assets.

As a community bank, the Company has a primary objective of meeting the business and consumer credit needs within its market where standards of profitability, client relationships and credit quality can be met. The overall loan portfolio grew $22.6 million, or 10.7%, to $233.4 million as of June 30, 2004 compared to December 31, 2003. This growth can be attributed to the strong loan demand experienced in the construction and commercial real estate categories of the loan portfolio. The Company continuously reviews its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through ongoing credit review processes, the Company conducts an independent and comprehensive allowance analysis for its loan portfolio at least quarterly. The allowance for loan losses was $3.5 million, or 1.5% of outstanding loans, as of June 30, 2004 compared with $2.9 million, or 1.4% of outstanding loans, as of December 31, 2003. Management increased the allowance for loan losses during the second quarter of 2004 by setting up a specific reserve to ensure adequate coverage of certain nonaccrual loans. The amount of nonaccrual loans increased from the December 31, 2003 balance of $107,601 to the June 30, 2004 balance of $737,324.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at June 30, 2004 increased $4.8 million, or 1.9%, to $262.2 million compared to December 31, 2003. Significant changes in the deposit categories include an $11.6 million, or 14.8% increase in noninterest bearing demand accounts and a $3.9 million, or 12.4%, decrease in time deposits $100,000 or more from December 31, 2003 to June 30, 2004. These trends in deposits can be attributed to the high quality commercial accounts which are generating larger balances in the demand deposit accounts and the lower interest rates being paid on time deposits which has caused a run off in the time deposit accounts.

The Company’s investment portfolio consists of available-for-sale U.S. Agency and mortgage-backed securities. At June 30, 2004, the estimated market value of investment securities held by the Company was $60.9 million, down $9.6 million, or 13.7%, from $70.5 million at December 31, 2003. The decline was the result of the sale of investment securities with a par value of $23.6 million netted against the purchases of investment securities with a par value of $17.6 million and the change in unrealized gains and unamortized premiums on the remaining investment securities. A gain of $494,993 was recognized on the sale of investment securities, of which $109,146 was recorded in the second quarter of 2004. The decision to sell investment securities was made to balance the Company’s liquidity position in January 2004 and again in April 2004. The Company experienced large fluctuations in both its loan and deposit portfolios during the first six months of 2004 which precipitated the sales and purchases of investment securities.

Results of Operations

During the first six months of 2004, the Company had net income of $1.8 million, resulting in a return of 1.16% on average total assets and 8.89% on average equity. During the comparable period in 2003, the Company earned $2.0 million resulting in a return of 1.39% on average total assets and 10.49% on average equity. Net income for the three months ended June 30, 2004 was $688 thousand compared to $1.0 million for the three months ended June 30, 2003. Diluted earnings per share decreased 12% to $0.22 per share for the first six months of 2004 compared to $0.26 per share for the first six months of 2003 and 38.5% to $0.08 per share for the three months ended June 30, 2004 compared to $0.13 per share for the three months ended June 30, 2003. These decreases resulted from an additional provision for loan losses recorded during the second quarter of 2004, higher costs associated with salaries and employee benefits, netted against the gain on sale of investment securities recognized during 2004.

Net interest income, the principal source of the Company’s earnings, represents the difference between interest and fees earned from lending and investment activities and the interest paid to fund these activities. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements impact net interest income. Net interest income for the first six months of 2004 was $6.6 million, a $115 thousand increase over the first six months of 2003. Net interest income for the three months ended June 30, 2004 was $3.4 million, a $74 thousand increase over the same time period in 2003.

The Company’s interest earning assets consist of loans, investment securities, and overnight funds sold. Interest income on loans, including loan fees, decreased $294 thousand, or 3.8%, to $7.5 million for the six months ended June 30, 2004 compared to the same time period during 2003. This decline resulted from the 66 basis point decrease experienced in the average interest yield, partially offset by the $10.8 million increase in the average loan balance. Interest income on loans, including loan fees, decreased $130 thousand, or 3.3%, to $3.8 million for the three months ended June 30, 2004 compared to the same time period during 2003. Interest income on investment securities increased $38 thousand, or 4.2%, to $951 thousand for the six months ended June 30, 2004 compared to the same time period during 2003. The $9.6 million increase in the average investment securities balance, partially offset by the 37 basis point decrease in the average interest yield produced this slight increase. Interest income on investment securities increased $29 thousand, or 6.6%, to $475 thousand for the three months ended June 30, 2004 compared to the same time period during 2003. Interest income on overnight funds sold increased $5 thousand, or 10.6%, to $47 thousand for the six months ended June 30, 2004 compared to the same time period during 2003. This increase was due to the $2.6 million increase in the average overnight funds sold balance, partially offset by the 21 basis point decline experienced in the average interest yield. Interest income on overnight funds sold increased $2 thousand, or 14.6%, to $15 thousand for the three months ended June 30, 2004 compared to the same time period during 2003.

The Company’s interest bearing liabilities consist of deposit accounts and other borrowings. Interest expense from deposits decreased $391thousand, or 18.8%, to $1.7 million for the six months ended June 30, 2004 compared to the same time period during 2003. This decline resulted from the 48 basis point decrease experienced in the average interest rate, partially offset by the $3.3 million increase in the average interest bearing deposit balance. Interest expense from deposits decreased $179 thousand, or 18.0%, to $818 thousand for the three months ended June 30, 2004 compared to the same time period during 2003. Interest expense from other borrowings increased $25 thousand, or 11.1%, to $246 thousand for the six months ended June 30, 2004 compared to the same time period during 2003. The $3.3 million increase in the average other borrowings balance, partially offset by the 41 basis point decrease in the average interest rate, produced this result. Interest expense from other borrowings increased $6 thousand, or 4.8%, to $126 thousand for the three months ended June 30, 2004 compared to the same time period during 2003.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s efficiency in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin decreased from 4.80% during the first six months of 2003 to 4.49% for the same period in 2004. This decrease can be attributed to changes in the balance sheet mix, changes in the yields obtained from interest earning assets and paid on interest bearing liabilities, the falling interest rate environment, and changes in volume.

The Company’s provision for loan losses for the first six months of 2004 was $683 thousand compared to $169 thousand for the same period in 2003. This increase was due to the additional $500 thousand provision recorded in the second quarter of 2004 as can be seen in the increase in the provision for loan losses in the three months ended June 30, 2004 of $599 thousand compared to $84 thousand in the same time period during 2003.

The Company reported an increase in total noninterest income of $508 thousand, or 30.7%, for the first six months of 2004 compared to the same period in 2003. Total noninterest income increased $69 thousand, or 8.2%, for the three months ended June 30, 2004 compared to the same period in 2003. Service charges on deposit accounts, the Company’s primary source of noninterest income, decreased $20 thousand, or 1.9%, for the first six months of 2004 compared to the same period in 2003. Service charges on deposit accounts decreased $52 thousand, or 9.4%, for the three month period ended June 30, 2004 compared to the same period in 2003. Another significant component of noninterest income is ATM surcharge fees, which remained stable at $104 thousand for the first six months of 2004 compared to $102 thousand for the first six months of 2003. In order to improve liquidity and allow for the growth in the loan portfolio, the Company sold investment securities and recognized a gain of $495 thousand during the first six months of 2004. There were no sales of investment securities during the first six months of 2003. Other service charges and fees increased $31 thousand, or 6.1%, for the first six months of 2004 compared to the first six months of 2003. An increase in late charges on loans is responsible for this increase. Other service charges and fees increased $11 thousand, or 4.5%, for the three month period ended June 30, 2004 compared to the same period in 2003.

Noninterest expense represents the overhead expenses of the Company. One of the core operating principles of management continues to be the careful monitoring and control of these expenses. Total noninterest expense increased $338 thousand, or 6.9%, for the first six months of 2004 compared to the first six months of 2003. This increase was primarily attributable to a 10.8% increase in salaries and employee benefits resulting from the addition of several new positions late in 2003 and during the first quarter of 2004, normal annual salary adjustments, and higher costs of benefits. Data processing expense, another category of noninterest expense, posted an increase of 7.0% during this time frame. Occupancy expense remained stable at $440 thousand for both time periods ended June 30, 2004 and June 30, 2003. Other noninterest expenses posted a slight increase of 0.5% for the first six months of 2004 compared to the same time period during 2003. Total noninterest expense increased $144 thousand, or 5.8%, for the three month period ended June 30, 2004 compared to the same period in 2003.

Capital Resources and Liquidity

Total shareholders’ equity increased $238 thousand, or 0.6%, to $41.6 million at June 30, 2004 compared to $41.3 million at December 31, 2003. As of June 30, 2004, the Company and the Bank were considered “well-capitalized”, the highest category of capitalization defined by the Federal Reserve Bank (FRB). The Company continually monitors current and projected capital adequacy positions of both the Company and the Bank. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives, and returns to the stockholders in the form of dividends. On March 15, 2004, the Company paid a $0.15 per share dividend, totaling $1,187,065. On September 15, 2003, the Company paid its first semi-annual cash dividend of $0.15 per share, totaling $1,171,890. On March 15, 2003, the Company paid a $0.27 per share dividend, totaling $2,096,476.

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

The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or re-price within that time period. At June 30, 2004, the Company’s one year “positive gap” (interest earning assets maturing or re-pricing within a defined period exceed interest bearing liabilities maturing or re-pricing within the same period) was approximately $25.4 million, or 7.8% of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. At December 31, 2003, the Company’s one year “positive gap” was approximately $1.1 million, or 0.3% of total assets.

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at June 30, 2004 and December 31, 2003 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Sensitivity Analysis

June 30, 2004

(in thousands)	1-90 Days	91 Days-1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Interest earning assets:

Loans	$128,889	$13,034	$32,504	$58,879	$85	$233,391
Securities and stock	—	13,621	21,995	21,352	5,451	62,419
Overnight funds sold	3,820	—	—	—	—	3,820

Total interest earning assets	$132,709	$26,655	$54,499	$80,231	$5,536	$299,630

Cumulative totals	$132,709	$159,364	$213,863	$294,094	$299,630

Interest bearing liabilities:

Interest checking	$19,669	$—	$—	$—	$—	$19,669
Money market	47,640	—	—	—	—	47,640
Savings	15,258	—	—	—	—	15,258
Time deposits	25,049	23,820	22,289	18,810	5	89,973
FHLB borrowings	—	2,500	10,000	5,000	—	17,500
Other borrowings	—	—	—	—	—	—

Total interest bearing liabilities	$107,616	$26,320	$32,289	$23,810	$5	$190,040

Cumulative totals	$107,616	$133,936	$166,225	$190,035	$190,040

Interest sensitivity gap	$25,093	$335	$22,210	$56,421	$5,531	$109,590

Cumulative interest sensitivity gap	$25,093	$25,428	$47,638	$104,059	$109,590

Cumulative interest sensitivity gap as a percentage of total assets	7.74%	7.84%	14.69%	32.09%	33.80%

Interest Sensitivity Analysis

December 31, 2003

(in thousands)	1-90 Days	91 Days-1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Interest earning assets:

Loans	$99,536	$20,138	$34,736	$53,842	$2,523	$210,775
Securities and stock	—	13,209	26,772	26,486	5,579	72,046
Overnight funds sold	10,038	—	—	—	—	10,038

Total	$109,574	$33,347	$61,508	$80,328	$8,102	$292,859

Cumulative totals	$109,574	$142,921	$204,429	$284,757	$292,859

Interest bearing liabilities:

Interest checking	$22,184	$—	$—	$—	$—	$22,184
Money market	47,851	—	—	—	—	47,851
Savings	13,018	—	—	—	—	13,018
Time deposits	23,348	32,952	20,106	19,873	5	96,284
FHLB borrowings	—	2,500	5,000	7,500	—	15,000
Other borrowings	—	—	—	—	—	—

Total	$106,401	$35,452	$25,106	$27,373	$5	$194,337

Cumulative totals	$106,401	$141,853	$166,959	$194,332	$194,337

Interest sensitivity gap	$3,173	$(2,105)	$36,402	$52,955	$8,097	$98,522

Cumulative interest sensitivity gap	$3,173	$1,068	$37,470	$90,425	$98,522

Cumulative interest sensitivity gap as a percentage of total assets	1.00%	0.34%	11.84%	28.57%	31.13%

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates as of June 30, 2004 and December 31, 2003, based on maturity or repricing dates. The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of June 30, 2004 or December 31, 2003.

On-Balance Sheet Financial Instruments

June 30, 2004

	Principal Amount Maturing or Repricing in:
(in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Over 5 Years	Total
Interest earning assets:

Fixed rate loans	$19,735	$10,356	$22,148	$19,614	$39,265	$85	$111,203	*
Average interest rate	7.38%	8.48%	7.61%	7.52%	6.58%	6.52%

Variable rate loans	$122,315	$—	$—	$—	$—	$—	$122,315
Average interest rate	5.50%

Securities and stock	$13,621	$13,131	$8,864	$9,704	$11,648	$5,451	$62,419	**
Average interest rate	1.98%	2.32%	2.61%	3.17%	3.48%	4.04%

Interest bearing liabilities:

Interest checking	$19,669	$—	$—	$—	$—	$—	$19,669
Average interest rate	0.20%

Money market	$47,640	$—	$—	$—	$—	$—	$47,640
Average interest rate	0.64%

Savings	$15,258	$—	$—	$—	$—	$—	$15,258
Average interest rate	0.40%

Time deposits	$48,869	$14,558	$7,731	$14,274	$4,536	$5	$89,973
Average interest rate	2.17%	4.53%	3.93%	4.20%	3.13%	5.45%

FHLB borrowings	$2,500	$7,500	$2,500	$5,000	$—	$—	$17,500
Average interest rate	4.56%	2.46%	2.74%	2.83%

*	Excluding deferred loan costs of ($127) thousand.
**	Includes Federal Home Loan Bank and Federal Reserve Bank stock.

On-Balance Sheet Financial Instruments

December 31, 2003

	Principal Amount Maturing or Repricing in:
(in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Over 5 Years	Total

Interest earning assets:

Fixed rate loans	$23,592	$11,559	$23,177	$23,987	$29,855	$2,523	$114,691	*
Average interest rate	7.43%	8.76%	8.19%	7.49%	6.89%	8.06%

Variable rate loans	$96,059	$—	$—	$—	$—	$—	$96,059
Average interest rate	5.67%

Securities and stock	$13,209	$13,404	$13,368	$13,244	$13,242	$5,579	$72,046	**
Average interest rate	2.49%	2.83%	3.10%	3.55%	3.45%	3.84%

Interest bearing liabilities:

Interest checking	$22,183	$—	$—	$—	$—	$—	$22,183
Average interest rate	0.20%

Money market	$47,851	$—	$—	$—	$—	$—	$47,851
Average interest rate	0.81%

Savings	$13,018	$—	$—	$—	$—	$—	$13,018
Average interest rate	0.40%

Time deposits	$56,300	$13,935	$6,171	$12,441	$7,432	$5	$96,284
Average interest rate	1.98%	5.17%	4.49%	4.62%	3.34%	5.20%

FHLB borrowings	$2,500	$2,500	$2,500	$2,500	$5,000	$—	$15,000
Average interest rate	3.81%	4.56%	2.25%	2.74%	2.83%

*	Excluding deferred loan costs of $23 thousand.
**	Includes Federal Home Loan Bank and Federal Reserve Bank stock.

ITEM 4 - CONTROLS AND PROCEDURES

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

b)	There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

As of June 30, 2004, there were no significant legal proceedings against the Company.

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In December 2001, the Company implemented a Stock Repurchase Program, where the Company agreed to buy back up to 375,000 shares of its common stock at a price of $8.00 per share during the time frame of December 17, 2001 to February 14, 2002. Upon expiration of the program, 64,918 shares for a total of $519,340 were repurchased by the Company. During 2003, the Company repurchased 71,549 shares of its common stock in open market and privately negotiated transactions at prices ranging from $9.35 to $10.50, in accordance with the Board of Director approved open ended stock repurchase program. During the first six months of 2004, the Company repurchased 16,216 shares of its common stock in open market and privately negotiated transactions. Detail for the transactions conducted during the second quarter of 2004 appear below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
Month #1 April 1, 2004 - April 30, 2004	—	$—	—	—

Month #2 May 1, 2004 - May 31, 2004	55	12.25	55	—

Month #3 June 1, 2004 - June 30, 2004	4,891	11.38	4,891	—
Total	4,946	$11.39	4,946	—

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on April 27, 2004.

The shareholders of the Company re-elected Herman A. Hall, III, W. Lewis Witt, William J. Hearring, Durwood S. Curling, and Patricia M. Windsor as directors of the Company with 5,737,408 shares representing 72.49% of the outstanding stock voting for the election.

The shareholders of the Company voted for the election of KPMG LLP as the Company’s independent public accountants for 2004 with 5,736,628 shares representing 72.48% of the outstanding stock ratifying the election.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31and 32 certifications.

Form 8K- filed April 14, 2004, related to the earnings release for the quarter ended March 31, 2004, is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: August 11, 2004	/s/ Donald W. Fulton, Jr.
Donald W. Fulton, Jr.
Senior Vice President and Chief Financial Officer