Form 10-Q
period 2004-09-30
HAMPTON ROADS BANKSHARES INC
filed 2004-11-10
CIK 1143155

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004	Commission File Number 005-62335

HAMPTON ROADS BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-2053718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

201 Volvo Parkway, Chesapeake, VA 23320

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (757) 436-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2004.

Common Stock, $.625 Par Value	8,012,994 Shares

HAMPTON ROADS BANKSHARES, INC.

PART I – FINANCIAL INFORMATION

ITEM – 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets	3

September 30, 2004
December 31, 2003

Consolidated Statement of Income	4

Three Months ended September 30, 2004
Three Months ended September 30, 2003
Nine Months ended September 30, 2004
Nine Months ended September 30, 2003

Consolidated Statements of Shareholders’ Equity	5

Nine months ended September 30, 2004
Year ended December 31, 2003

Consolidated Statement of Cash Flows	6

Nine Months ended September 30, 2004
Nine Months ended September 30, 2003

Notes to Consolidated Financial Statements	7

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 4 – CONTROLS AND PROCEDURES	16

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	17

ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES	17

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

ITEM 5 – OTHER INFORMATION	17

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K	17

SIGNATURES	18

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets

	September 30, 2004 (Unaudited)	December 31, 2003 (Audited)
Assets:
Cash and due from banks	$14,398,532	$13,496,241
Overnight funds sold	1,134,084	10,038,442

	15,532,616	23,534,683

Securities available-for-sale, at fair market value	41,024,903	70,526,784
Federal Home Loan Bank stock	1,150,000	875,000
Federal Reserve Bank stock	647,400	644,400

	42,822,303	72,046,184

Loans	256,498,787	210,774,864
Allowance for loan losses	(3,651,503)	(2,948,011)

Net loans	252,847,284	207,826,853

Premises and equipment	8,908,930	9,056,734
Interest receivable	1,145,924	1,387,819
Real estate acquired in settlement of loans	—	103,814
Deferred tax assets	1,543,504	950,614
Other assets	1,720,314	1,566,527

Total assets	$324,520,875	$316,473,228

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing demand	$85,687,009	$78,096,345
Interest bearing:
Demand	64,785,557	70,034,377
Savings	16,967,157	13,018,124
Time deposits:
Less than $100,000	60,481,794	64,803,856
$100,000 or more	27,752,617	31,480,629

Total deposits	255,674,134	257,433,331

Interest payable	380,346	413,846
Other liabilities	3,152,495	2,311,578
Other borrowings	23,000,000	15,000,000

Total liabilities	282,206,975	275,158,755

Shareholders’ equity:
Common stock, $.625 par value. Authorized 40,000,000 shares; issued and outstanding 8,012,994 shares in 2004 and 7,908,708 shares in 2003	5,008,122	4,942,943
Capital surplus	20,290,670	19,200,754
Accumulated other comprehensive income(loss), net of tax	(39,501)	510,061
Retained earnings	17,054,609	16,660,715

Total shareholders’ equity	42,313,900	41,314,473

Total liabilities and shareholders’ equity	$324,520,875	$316,473,228

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Interest income:
Loans, including fees	$4,211,864	$3,841,843	$11,746,125	$11,670,181
Investment securities	408,557	489,204	1,359,345	1,401,830
Overnight funds sold	8,791	34,630	56,130	77,425

Total interest income	4,629,212	4,365,677	13,161,600	13,149,436

Interest expense:
Deposits:
Demand	85,163	95,237	318,874	319,957
Savings	25,499	20,129	73,105	63,716
Time deposits:
Less than $100,000	502,819	603,544	1,539,784	1,944,147
$100,000 or more	185,409	214,141	559,219	688,030

Interest on deposits	798,890	933,051	2,490,982	3,015,850
Other borrowings	140,361	156,739	386,696	378,438

Total interest expense	939,251	1,089,790	2,877,678	3,394,288

Net interest income	3,689,961	3,275,887	10,283,922	9,755,148

Provision for loan losses	114,000	96,000	797,000	265,000

Net interest income after provision for loan losses	3,575,961	3,179,887	9,486,922	9,490,148

Noninterest income:
Service charges on deposit accounts	491,719	496,835	1,519,043	1,544,206
ATM surcharge fees	61,133	52,986	165,262	154,931
Gain on sale of investment securities	12,507	—	507,500	—
Other service charges and fees	239,677	321,327	776,566	827,298

Total noninterest income	805,036	871,148	2,968,371	2,526,435

Noninterest expense:
Salaries and employee benefits	1,675,979	1,574,167	4,918,414	4,499,939
Occupancy	229,240	218,775	669,161	658,381
Data processing	117,176	110,446	344,261	322,621
Other	647,505	647,642	1,996,383	1,990,305

Total noninterest expense	2,669,900	2,551,030	7,928,219	7,471,246

Income before provision for income taxes	1,711,097	1,500,005	4,527,074	4,545,337
Provision for income taxes	582,700	510,742	1,553,267	1,545,638

Net income before cumulative effect of change in accounting principle	1,128,397	989,263	2,973,807	2,999,699

Cumulative effect of change in accounting principle	45,825	—	45,825	—

Net income	$1,174,222	$989,263	$3,019,632	$2,999,699

Basic earnings per share before cumulative effect of change in accounting principle	$0.14	$0.13	$0.37	$0.39
Cumulative effect of change in accounting principle	0.01	—	0.01	—

Basic earnings per share	$0.15	$0.13	$0.38	$0.39

Diluted earnings per share before cumulative effect of change in accounting principle	$0.13	$0.12	$0.36	$0.38
Cumulative effect of change in accounting principle	0.01	—	0.01	—

Diluted earnings per share	$0.14	$0.12	$0.37	$0.38

Basic weighted average shares outstanding	7,981,784	7,816,085	7,959,891	7,779,317
Effect of dilutive stock options	256,436	186,338	278,300	203,559

Diluted weighted average shares outstanding	8,238,220	8,002,423	8,238,191	7,982,876

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Shareholders’ Equity

Nine Months ended September 30, 2004 and the Year ended December 31, 2003

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(Audited)	Shares	Amount
Balance at December 31, 2002	7,707,744	$4,817,340	$17,788,739	$15,906,066	$598,774	$39,110,919

Comprehensive income:
Net income	—	—	—	4,023,015	—	4,023,015
Change in unrealized loss on securities available-for-sale, net of taxes of $45,701	—	—	—	—	(88,713)	(88,713)

Total comprehensive income						3,934,302
Shares issued related to:
401(k) plan	9,192	5,745	67,791	—	—	73,536
Exercise of stock options	168,000	105,000	746,363	—	—	851,363
Dividend reinvestment	95,422	59,639	860,002	—	—	919,641
Payout of fractional shares	(101)	(63)	(966)	—	—	(1,029)
Common stock repurchased and surrendered	(71,549)	(44,718)	(642,517)	—	—	(687,235)
Tax benefit of stock option exercises	—	—	381,342	—	—	381,342
Cash dividends ($0.27 per share)	—	—	—	(2,096,476)	—	(2,096,476)
Cash dividends ($0.15 per share)	—	—	—	(1,171,890)	—	(1,171,890)

Balance at December 31, 2003	7,908,708	4,942,943	19,200,754	16,660,715	510,061	41,314,473

(Unaudited)
Comprehensive income:
Net income	—	—	—	3,019,632	—	3,019,632
Change in unrealized loss on securities available-for-sale, net of taxes of $283,108	—	—	—	—	(549,562)	(549,562)

Total comprehensive income						2,470,070
Shares issued related to:
401(k) plan	9,365	5,853	88,733	—	—	94,586
Exercise of stock options	16,271	10,170	95,251	—	—	105,421
Dividend reinvestment	108,887	68,054	1,197,393	—	—	1,265,447
Payout of fractional shares	(92)	(57)	(1,036)	—	—	(1,093)
Common stock repurchased and surrendered	(30,145)	(18,841)	(322,187)	(3,090)	—	(344,118)
Tax benefit of stock option exercises	—	—	31,762	—	—	31,762
Cash dividends ($0.18 per share)	—	—	—	(1,435,583)	—	(1,435,583)
Cash dividends ($0.15 per share)	—	—	—	(1,187,065)	—	(1,187,065)

Balance at September 30, 2004	8,012,994	$5,008,122	$20,290,670	$17,054,609	$(39,501)	$42,313,900

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003
Operating activities:
Net income	$3,019,632	$2,999,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	427,133	404,234
Provision for loan losses	797,000	265,000
Change in stock options payable	108,022	(201,383)
Net amortization of premiums and accretion of discounts on investment securities	167,627	(299,807)
Gain on sale of premises and equipment	(6,610)	—
Gain on sale of investment securities	(507,500)	—
(Gain) loss on sale of real estate acquired in settlement of loans	3,575	(43,013)
Deferred taxes	(309,782)	33,521
Changes in:
Interest receivable	241,895	(202,094)
Other assets	(175,925)	(135,404)
Interest payable	(33,500)	(97,574)
Other liabilities	775,913	1,519,560

Net cash provided by operating activities	4,507,480	4,242,739

Investing activities:
Proceeds from sale of investment securities	44,667,500	—
Proceeds from maturities and calls of investment securities	2,001,584	22,673,044
Purchase of investment securities	(17,660,000)	(46,800,000)
Purchase of Federal Home Loan Bank stock	(275,000)	(190,000)
Purchase of Federal Reserve Bank stock	(3,000)	(13,300)
Net (increase) decrease in total loans	(45,817,431)	599,398
Purchase of premises and equipment	(258,056)	(1,138,001)
Proceeds from sale of premises and equipment	7,475	—
Cash paid for development and improvement of real estate acquired in the settlement of loans	—	(705)
Proceeds from sale of real estate acquired in settlement of loans	100,239	—

Net cash used in investing activities	(17,236,689)	(24,869,564)

Financing activities:
Net increase (decrease) in deposits	(1,759,197)	4,207,467
Net increase in other borrowings	8,000,000	4,530,235
Common stock repurchased and surrendered	(344,118)	(657,489)
Dividends reinvested	1,265,447	919,642
Proceeds from shares issued related to 401(k) plan	94,586	73,536
Proceeds from exercise of stock options	93,072	270,786
Dividends paid	(2,622,648)	(3,268,366)

Net cash provided by financing activities	4,727,142	6,075,811

Decrease in cash and cash equivalents	(8,002,067)	(14,551,014)
Cash and cash equivalents at beginning of period	23,534,683	41,044,580

Cash and cash equivalents at end of period	$15,532,616	$26,493,566

Supplemental cash flow information:
Cash paid during the period for interest	$2,911,178	$3,491,862
Cash paid during the period for income taxes	1,792,876	1,375,000

Supplemental noncash information:
Value of shares exchanged in exercise of stock options	$—	$356,493
Stock options exercised through reduction in stock options payable	12,348	334,967
Tax benefit of stock option exercises	31,762	320,403

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2004

NOTE A – BASIS OF PRESENTATION

Hampton Roads Bankshares, Inc., a Virginia corporation (the Company), was incorporated under the laws of the Commonwealth of Virginia on February 28, 2001, primarily to serve as a holding company for Bank of Hampton Roads (the Bank). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Bank of Hampton Roads was organized in March of 1987 and commenced banking operation in December of 1987. The Bank engages in a general community and commercial banking business, emphasizing the needs of individuals as well as small and medium sized business in its primary service area.

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

The Company adopted the disclosure only provision of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS no. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. These statements allow an entity to continue to measure compensation cost for these plans using the intrinsic value-based method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company elected to follow APB No. 25 and related interpretations in accounting for its employee stock options.

Pro forma information regarding net income and earnings per share as required by SFAS No. 123 and SFAS No. 148 has been determined as if the Company had been accounting for its employee stock options under the fair-value method. The fair value of all currently outstanding options was estimated at the date of the grant using a minimum value option-pricing model. Pro forma results and a summary of the assumptions used for the three and nine months ended September 30, 2004 and the same time periods in 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Reported net income	$1,174,222	$989,263	$3,019,632	$2,999,699

Stock based compensation expense (net of tax)
Actual expense based on APB No. 25	—	—	97,550	109,500
Pro forma expense based on SFAS No.123	—	—	(83,756)	(78,754)

Pro forma net income	$1,174,222	$989,263	$3,033,426	$3,030,445

Net income per share:
Basic - as reported	$0.15	$0.13	$0.38	$0.39
Basic - pro forma	0.15	0.13	0.38	0.39
Diluted - as reported	0.14	0.12	0.37	0.38
Diluted - pro forma	0.14	0.12	0.37	0.38
Assumptions:
Risk - free interest rate	—	—	4.00%	3.25%
Dividend paid	—	—	$0.30	$0.30
Weighted average expected life (years)	—	—	7.00	7.00

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

NOTE B – SECURITIES

The amortized cost and estimated fair market values of securities available-for-sale were:

	September 30, 2004		December 31, 2003
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Agency securities	$40,970,999	$40,911,263	$69,738,605	$70,511,381
U.S. Treasury securities	100,000	99,992	—	—
Mortgage-backed securities	13,754	13,648	15,359	15,403

Total securities available-for-sale	$41,084,753	$41,024,903	$69,753,964	$70,526,784

NOTE C – LOANS

Major classifications of loans are summarized as follows:

	September 30, 2004	December 31, 2003
Commercial	$58,359,731	$59,334,061
Construction	63,177,113	44,464,644
Real estate-commercial mortgage	101,370,072	74,864,664
Real estate-residential mortgage	16,162,331	15,595,314
Installment loans to individuals	17,641,264	16,493,034
Deferred loan fees and related costs	(211,724)	23,147

Total Loans	$256,498,787	$210,774,864

Non-performing assets are as follows:

	September 30, 2004	December 31, 2003
Loans 90 days past due and still accruing interest	$427,313	$112,126
Nonaccrual loans	2,662,093	107,601
Real estate acquired in settlement of loans	—	103,814

Total non-performing assets	$3,089,406	$323,541

NOTE D – ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the nine months ended September 30, 2004 and 2003 were as follows:

	2004	2003
Balance at beginning of year	$2,948,011	$2,842,855
Provision for loan losses	797,000	265,000
Loans charged off	(196,168)	(245,704)
Recoveries	102,660	24,971

Balance at end of period	$3,651,503	$2,887,122

NOTE E – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	September 30, 2004	December 31, 2003
Land	$3,253,052	$3,213,052
Buildings and improvements	5,536,564	5,712,314
Equipment, furniture and fixtures	3,716,512	3,825,578

	12,506,128	12,750,944
Less accumulated depreciation	(3,597,198)	(3,694,210)

Net premises and equipment	$8,908,930	$9,056,734

NOTE F – ACCOUNTING FOR INVESTMENTS IN LIMITED LIABILITY COMPANIES

In accordance with Emerging Task Force Issue 03-16, “Accounting for Investments in Limited Liability Companies”, which was effective for reporting periods beginning after June 15, 2004, the Company accounts for certain investments in limited liability companies using the equity method. The adoption of this Issue was treated as a change of accounting principle in the financial statements for the period ended September 30, 2004. The cumulative effect of this change was an increase in net income of approximately $46,000 net of income taxes.

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

Financial Condition

Total average assets, a benchmark used by banks when comparing size, is the strongest indicator of our continuous growth. Average assets increased by $24.2 million, or 8.1%, to a new high of $321.4 million for the nine months ended September 30, 2004 compared to nine months ended September 30, 2003. Total assets at September 30, 2004 were $324.5 million, an increase of $8.0 million, or 2.5%, over December 31, 2003 total assets of $316.5 million.

As a community bank, the Company has a primary objective of meeting the business and consumer credit needs within its market where standards of profitability, client relationships and credit quality can be met. The loan portfolio grew $45.7 million, or 21.7%, to $256.5 million as of September 30, 2004 compared to December 31,2003. This growth can be attributed to the strong loan demand experienced in the construction and commercial real estate categories of the loan portfolio. The Company continuously reviews its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through ongoing credit review processes, the Company conducts an independent and comprehensive allowance analysis for its loan portfolio at least quarterly. The allowance for loan losses was $3.7 million, or 1.4% of outstanding loans, as of September 30, 2004 compared with $2.9 million, or 1.4% of outstanding loans, as of December 31, 2003. Management increased the allowance for loan losses during the second quarter of 2004 by setting up a specific reserve to ensure adequate coverage of certain nonaccural loans. The amount of nonaccrual loans increased from December 31, 2003 balance of $107,601 to the September 30, 2004 balance of $2,662,093.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s balance sheet growth is largely determined by the availability of deposits in its market, the cost of attracting the deposits, and the prospects of profitability utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at September 30, 2004 decreased $1.8 million, or 0.7%, to $255.7 million compared to December 31, 2003. Significant changes in the deposit categories include a $7.6 million, or 9.7% increase in noninterest bearing demand accounts, a $4.3 million or 6.7% decrease in time deposits less than $100,000 and a $3.7 million, or 11.8%, decrease in time deposits $100,000 or more from December 31, 2003 to September 30, 2004. These trends in deposits can be attributed to the commercial accounts which are generating larger balances in the demand deposit accounts and the lower interest rates being paid on time deposits, which has caused a run off in the time deposit accounts. The Company is currently promoting deposit products through increased rates in order to reverse this trend.

The Company’s investment portfolio consists of available-for-sale U.S. Agency, U.S. Treasury and mortgage-backed securities. At September 30, 2004, the market value of investment securities held by the Company was $41.0 million, down $29.5 million or 41.8%, from $70.5 million at December 31, 2003. The decline was the result of the sale of investment securities with a par value of $44.7 million netted against the purchases of investment securities with a par value of $17.7 million and the change in unrealized gains and unamortized premiums on the remaining investment securities. A gain of $507,500 was recognized in the first nine months of 2004 on the sale of investment securities, of which $12,507 was recorded in the third quarter of 2004. The decision to sell investment securities was made to provide liquidity to fund above normal loan growth. The Company experienced large fluctuations in both its loan and deposit portfolios during the first nine months of 2004, which precipitated the sales and purchases of investment securities. At September 30, 2004, the Company held unpledged investment securities with an estimated market value of $16.6 million.

Results of Operations

During the first nine months of 2004, the Company had net income of $3.0 million, resulting in a return of 1.26% on average total assets and 9.69% on average shareholders’ equity. During the comparable period in 2003, the Company earned $3.0 million resulting in a return of 1.35% on average total assets and 10.32% on average equity. Net income for the three months ended September 30, 2004 was a record $1.2 million compared to $989 thousand for the three months ended September 30, 2003. In the third quarter of 2004, the return on average assets was 1.44% and the return on average shareholders’ equity was 11.23%. Diluted earnings per share decreased 2.6% to $0.37 per share for the first nine months of 2004 compared to $0.38 per share for the first nine months of 2003. For the three months ended September 30, 2004, diluted earnings per share increased 16.7% to $0.14 per share compared to $0.12 per share for the three months ended September 30, 2003. This increase resulted primarily from an increase in net interest income.

Net interest income, the principal source of the Company’s earnings, represents the difference between interest and fees earned from lending and investment activities and the interest paid to fund these activities. Variations in the volume and mix of assets and liabilities and their relative sensitivity to interest rate movements impact net interest income. Net interest income for the first nine months of 2004 was $10.3 million, a $529 thousand increase over the first nine months of 2003. Net interest income for the three months ended September 30, 2004 was $3.7 million, a $414 thousand increase over the same time period in 2003.

The Company’s interest earning assets consist of loans, investment securities, and overnight funds sold. Interest income on loans, including fees, increased $76 thousand to $11.7 million for the nine months ended September 30, 2004 compared to the same time period during 2003. Interest income on loans, including loan fees, increased $370 thousand, or 9.6%, to $4.2 million for the three months ended September 30, 2004 compared to the same time period during 2003. Interest income on investment securities decreased $42 thousand, or 3.0%, to $1.4 million for the nine months ended September 30, 2004 compared to the same time period during 2003. The $5.1 million increase in the average investment securities balance for the nine months ended September 30, 2004 and a 35 basis point decrease for the same period in the average interest yield produced this slight decrease. Interest income on investment securities decreased $81 thousand, or 16.5%, to $409 thousand for the three months ended September 30, 2004 compared to the same time period during 2003. Interest income on overnight funds sold decreased $21 thousand, or 27.5%, to $56 thousand for the nine months ended September 30, 2004 compared to the same time period during 2003. This decrease was due primarily to the $2.5 million decrease for the nine months ended September 30, 2004 in the average overnight funds sold balance. Interest income on overnight funds sold decreased $26 thousand, or 74.6% to $9 thousand for the three months ended September 30, 2004 compared to the same time period during 2003.

The Company’s interest bearing liabilities consist of deposit accounts and other borrowings. Interest expense from deposits decreased $475 thousand, or 15.8%, to $2.5 million for the nine months ended September 30, 2004 compared to the same time period during 2003. This decline resulted from the 42 basis point decrease experienced in the average interest rate, paritally offset by the $1.6 million increase in the average interest bearing deposit balance. Interest expense from deposits decreased $134 thousand, or 14.4%, to $799 thousand for the three months ended September 30, 2004 compared to the same time period during 2003. Interest expense from other borrowings increased $8 thousand, or 2.2%, to $387 thousand for the nine months ended September 30, 2004 compared to the same time period during 2003. The $2.0 million increase in the average other borrowings balance, partially offset by the 33 basis point decrease in the average interest rate, produced this result. Interest expense from other borrowings decreased $16 thousand, or 10.4%, to $140 thousand for the three months ended September 30, 2004 compared to the same time period during 2003.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of the Company’s efficiency in generating income from earning assets. The net interest margin is affected by the structure of the balance sheet as well as by competition and the economy. The Company’s net interest margin decreased from 4.71% during the first nine months of 2003 to 4.62% for the same period in 2004. This decrease can be attributed to changes in the balance sheet mix, changes in the yields obtained from interest earning assets and paid on interest bearing liabilities, the falling interest rate environment until the upturn during the third quarter of 2004 and changes in volume. In addition, competition for deposits and loans had an impact on the Company’s net interest margin. In the third quarter, the net interest margin improved to 4.87% in 2004 from 4.54% in the third quarter of 2003. This increase was attributed primarily to the significant increase in loans and to a lesser extent, to increases in interest rate.

The Company’s provision for loan losses for the first nine months of 2004 was $797 thousand compared to $265 thousand for the same period in 2003. This increase was due to an additional $500 thousand provision recorded in the second quarter of 2004 related to a specific credit. The provision for loan losses for the three months ended September 30, 2004 of $114 thousand compared to $96 thousand in the same time period during 2003.

The Company reported an increase in total noninterest income of $442 thousand, or 17.5%, for the first nine months of 2004 compared to the same period in 2003. Total noninterest income decreased $66 thousand, or 7.6%, for the three months ended September 30, 2004 compared to the same period in 2003. Service charges on deposit accounts, the Company’s primary source of noninterest income, decreased $25 thousand, or 1.6%, for the first nine months of 2004 compared to the same period in 2003. Service charges on deposit accounts decreased $5 thousand, or 1.0%, for the three month period ended September 30, 2004 compared to the same period in 2003. Another significant component of noninterest income is ATM surcharge fees, which increased slightly to $165 thousand for the first nine months of 2004 compared to $155 thousand for the first nine months of 2003. In order to improve liquidity and allow for the growth in the loan portfolio, the Company sold investment securities and recognized a gain of $508 thousand during the first nine months of 2004. There were no sales of investment securities during the first nine months of 2003. Other service charges and fees decreased $51 thousand, or 6.1%, for the first nine months of 2004 compared to the first nine months of 2003. Other service charges and fees decreased $82 thousand, 25.4%, for the three month period ended September 30, 2004 compared to the same period in 2003. The decreases in other service charges and fees were due in part to the change in accounting principle related to limited liability companies.

Noninterest expense represents the overhead expenses of the Company. One of the core operating principles of management continues to be the careful monitoring and control of these expenses. Total noninterest expense increased $457 thousand, or 6.1%, for the first nine months of 2004 compared to the first nine months of 2003. This increase was primarily attributable to a 9.3% increase in salaries and employee benefits resulting from the addition of several new positions late in 2003 and during the first quarter of 2004, normal annual salary adjustments, and higher costs of benefits. Data processing expense, another category of noninterest expense, posted an increase of 6.7% during this time frame. Occupancy expense increased slightly to $699 thousand at September 30, 2004 compared to $658 thousand at September 30, 2003. Other noninterest expenses posted a slight increase of 0.3% for the first nine months of 2004 compared to the same time period during 2003. Total noninterest expense increased $119 thousand, or 4.7%, for the three month period ended September 30, 2004 compared to the same period in 2003.

Capital Resources and Liquidity

Total shareholder’s equity increased approximately $1 million, or 2.4%, to $42.3 million at September 30, 2004 compared to $41.3 million at December 31, 2003. As of September 30, 2004, the Company and the Bank were considered ‘well-capitalized”, the highest category of capitalization defined by the Federal Reserve Bank (FRB). The Company continually monitors current and projected capital adequacy positions of both the Company and the Bank. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives, and returns to the stockholders in the form of dividends. On September 15, 2004, the Company paid a $0.18 per share dividend, totaling $1,435,583. On March 15, 2004, the Company paid a $0.15 per share dividend, totaling $1,187,065. On September 15, 2003, the Company paid a $0.15 per share dividend, totaling $1,171,890. On March 15, 2003, the Company paid a $0.27 per share dividend, totaling $2,096,476.

A key goal of asset/liability management is to maintain an adequate degree of liquidity without impairing long-term earnings. Liquidity represents the Company’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Short-term liquidity is provided primarily by access to the federal funds market through established correspondent banking relationships. Funds also can be obtained through the Company’s borrowing privileges at the Federal Reserve Bank and Federal Home Loan Bank of Atlanta. Additional liquidity is available through loan repayments and maturities of the Company’s investment portfolio. The Company maintains a liquid portfolio of both assets and liabilites and attempts to mitigate the risk inherent in changing rates in this manner. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet is customers’ credit needs.

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

Forward Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, and inflation.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES AND MARKET RISK

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

The Company’s management, guided by the Asset/Liability Committee (ALCO), determines the overall magnitude of interest sensitivity risk and then formulates policies and governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s expectations regarding future interest rate movements, the state of the national and regional economy, and other financial and business risk factors.

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

The interest sensitivity gap is defined as the difference between the amount of interest earning assets anticipated, based upon certain assumptions, to mature or re-price within a specific time period and the amount of interest bearing liabilities anticipated, based upon certain assumptions, to mature or re-price within that time period. At September 30, 2004, the Company’s one year ‘positive gap” (interest earning assets maturing or re-pricing within a defined period exceed interest bearing liabilities maturing or re-pricing with the same period) was approximately $24.3 million, or 7.5% of total assets. Thus, during periods of rising interest rates, this implies that the Company’s net interest income would be positively affected because the yield of the Company’s interest earning assets is likely to rise more quickly than the cost of its interest bearing liabilities. At December 31, 2003, the Company’s one year “positive gap” was approximately $1.1 million, or 0.3% of total assets.

The following tables set forth the amounts of interest earning assets and interest bearing liabilities outstanding at September 30, 2004 and December 31, 2003 that are subject to re-pricing or that mature in each of the future time periods shown. Loans and securities with call or balloon provisions are included in the period in which they balloon or may first be called. Except as stated above, the amount of assets and liabilities shown that re-price or mature during a particular period were determined in accordance with the contractual terms of the asset or liability.

Interest Sensitivity Analysis

September 30, 2004

(in thousands)	1-90 Days	91 Days -1Year	1-3 Years	3-5 Years	Over 5 Years	Total
Interest earning assets:

Loans	$129,562	$12,053	$46,261	$68,466	$157	$256,499
Securities and stock	4,004	8,002	20,818	8,187	1,811	42,822
Overnight funds sold	1,134	—	—	—	—	1,134

Total interest earning assets	$134,700	$20,055	$67,079	$76,653	$1,968	$300,455

Cumulative totals	$134,700	$154,755	$221,834	$298,487	$300,455

Interest bearing liabilities:

Interest checking	$17,622	$—	$—	$—	$—	$17,622
Money market	47,163	—	—	—	—	47,163
Savings	16,967	—	—	—	—	16,967
Time deposits	20,996	25,160	28,365	13,706	7	88,234
FHLB borrowings	—	2,500	15,500	5,000	—	23,000
Other borrowings	—	—	—	—	—	—

Total interest bearing liabilities	$102,748	$27,660	$43,865	$18,706	$7	$192,986

Cumulative totals	$102,748	$130,408	$174,273	$192,979	$192,986

Interest sensitivity gap	$31,952	$(7,605)	$23,214	$57,947	$1,961	$107,469

Cumulative interest sensitivity gap	$31,952	$24,347	$47,561	$105,508	$107,469

Cumulative interest sensitivity gap as a percentage of total assets	9.85%	7.50%	14.66%	32.51%	33.12%

Interest Sensitivity Analysis

December 31, 2003

(in thousands)	1-90 Days	91Days -1 Year	1-3 Years	3-5 Years	Over 5 Years	Total
Interest earning assets:

Loans	$99,536	$20,138	$34,736	$53,842	$2,523	$210,775
Securities and stock	—	13,209	26,772	26,486	5,579	72,046
Overnight funds sold	10,038	—	—	—	—	10,038

Total	$109,574	$33,347	$61,508	$80,328	$8,102	$292,859

Cumulative totals	$109,574	$142,921	$204,429	$284,757	$292,859

Interest bearing liabilities:

Interest checking	$22,184	$—	$—	$—	$—	$22,184
Money market	47,851	—	—	—	—	47,851
Savings	13,018	—	—	—	—	13,018
Time deposits	23,348	32,952	20,106	19,873	5	96,284
FHLB borrowings	—	2,500	5,000	7,500	—	15,000
Other borrowings	—	—	—	—	—	—

Total	$106,401	$35,452	$25,106	$27,373	$5	$194,337

Cumulative Totals	$106,401	$141,853	$166,959	$194,332	$194,337

Interest sensitivity gap	$3,173	$(2,105)	$36,402	$52,955	$8,097	$98,522

Cumulative interest sensitivity gap	$3,173	$1,068	$37,470	$90,425	$98,522

Cumulative interest sensitivity gap as a percentage of total assets	1.00%	0.34%	11.84%	28.57%	31.13%

The following tables provide information about the Company’s financial instruments that are sensitive to changes in interest rates as of September 30, 2004, and December 31, 2003, based on maturity or repricing dates. The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of September 30, 2004 or December 31, 2003.

On-Balance Sheet Financial Instruments

September 30, 2004

	Principal Amount Maturing or Repricing in:
(in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Over 5 Years	Total
Interest earning assets:

Fixed rate loans	$18,789	$9,381	$36,880	$24,079	$44,387	$157	$133,673	*
Average interest rate	7.41%	8.27%	7.00%	7.30%	6.48%	7.22%

Variable rate loans	$123,038	$—	$—	$—	$—	$—	$123,038
Average interest rate	5.85%

Securities and stock	$12,006	$11,704	$9,113	$8,188	$—	$1,811	$42,822	**
Average interest rate	1.90%	2.31%	2.81%	3.22%		4.39%

Interest bearing liabilities:

Interest checking	$17,622	$—	$—	$—	$—	$—	$17,622
Average interest rate	0.20%

Money market	$47,162	$—	$—	$—	$—	$—	$47,162
Average interest rate	0.61%

Savings	$16,967	$—	$—	$—	$—	$—	$16,967
Average interest rate	0.40%

Time deposits	$46,156	$12,345	$16,020	$9,865	$3,841	$7	$88,234
Average interest rate	2.53%	3.72%	4.18%	3.54%	3.28%	4.81%

FHLB borrowings	$2,500	$7,500	$8,000	$5,000	$—	$—	$23,000
Average interest rate	4.56%	2.46%	3.24%	2.83%

*	Excluding net deferred loan fees of $212 thousand.
**	Includes Federal Home Loan Bank and Federal Reserve Bank stock.

On-Balance Sheet Financial Instruments

December 31, 2003

	Principal Amount Maturing or Repricing in:
(in thousands)	1 Year	2 Years	3 Years	4 Years	5 Years	Over 5 Years	Total
Interest earning assets:

Fixed rate loans	$23,592	$11,559	$23,177	$23,987	$29,855	$2,523	$114,693	*
Average interest rate	7.43%	8.76%	8.19%	7.49%	6.89%	8.06%

Variable rate loans	$96,059	$—	$—	$—	$—	$—	$96,059
Average interest rate	5.67%

Securities and stock	$13,209	$13,404	$13,368	$13,244	$13,242	$5,579	$72,046	**
Average interest rate	2.49%	2.83%	3.10%	3.55%	3.45%	3.84%

Interest bearing liabilities:

Interest checking	$22,183	$—	$—	$—	$—	$—	$22,183
Average interest rate	0.20%

Money market	$47,851	$—	$—	$—	$—	$—	$47,851
Average interest rate	0.81%

Savings	$13,018	$—	$—	$—	$—	$—	$13,018
Average interest rate	0.40%

Time deposits	$56,300	$13,935	$6,171	$12,441	$7,432	$5	$96,284
Average interest rate	1.98%	5.17%	4.49%	4.62%	3.34%	5.20%

FHLB borrowings	$2,500	$2,500	$2,500	$2,500	$5,000	$—	$15,000
Average interest rate	3.81%	4.56%	2.25%	2.74%	2.83%

*	Excluding deferred loan costs of $23 thousand.
**	Includes Federal Home Loan Bank and Federal Reserve Bank Stock.

ITEM 4 – CONTROLS AND PROCEDURES

a)	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

(b)	There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect its internal controls subsequent to the date the Company carried out its evaluation.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

As of September 30, 2004, there were no significant legal proceedings against the Company.

ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During 2003, the Company repurchased 71,549 shares of its common stock in open market and privately negotiated transactions at prices ranging from $9.35 to $10.50, in accordance with the Board of Director approved open ended stock repurchase program. During the first nine months of 2004, the Company repurchased 30,145 shares of its common stock in open market and privately negotiated transactions. Detail for the transactions conducted during the third quarter of 2004 appear below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that May yet be Purchased Under the Plans or Programs
Month #1 July 1, 2004 - July 31, 2004	—	—	—	—

Month #2 August 1, 2004 – August 31, 2004	627	11.00	627	—

Month #3 September 1, 2004 – September 30, 2004	13,302	11.00	13,302	—

Total	13,939	$11.00	13,939	—

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submissions of matters to a vote of security holders during the quarter.

ITEM 5- OTHER INFORMATION

None.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

Form 8K – filed July 30, 2004, related to the earnings release for the quarter ended June 30, 2004, is incorporated herein by reference.

Form 8K – filed August 2, 2004, related to a declaration of dividend for the quarter ended June 30, 2004 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: November 10, 2004	/s/ Donald W. Fulton, Jr.
Donald W. Fulton, Jr.
Senior Vice President and
Chief Financial Officer