Form 10-K
period 2004-12-31
HAMPTON ROADS BANKSHARES INC
filed 2005-03-15
CIK 1143155

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004	Commission file number 005-62335

Hampton Roads Bankshares, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-2053718
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

201 Volvo Parkway, Chesapeake, Virginia 23320

(Address of principal executive offices)

Registrant’s telephone number, including area code (757) 436-1000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.625 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer.    Yes  ☒    No  ☐

The aggregate market value of the 6,988,229 shares held by non-affiliates as of June 30, 2004 based on the last sales price of $12.00 as recorded by the Bank of Hampton Roads (Transfer Agent) was $83,858,746.

The number of shares outstanding of the issuer’s common stock as of March 2, 2005 was 8,053,688 shares of its $0.625 par value Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report for the year ended December 31, 2004 are incorporated by reference into Part II, which Annual Report is filed herewith as Exhibit 13.

Portions of the proxy statement for the annual shareholders’ meeting to be held April 26, 2005 are incorporated by reference into Part III.

Hampton Roads, Bankshares, Inc.

Form 10-K Annual Report

For the Year Ended December 31, 2004

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

In January 2003, the Northwest branch, located at 4507 Relay Road, Chesapeake, VA 23322, was closed and accounts at that branch were transferred to the nearby Moyock branch, reducing the branch locations to 15 offices.

In January 2004, the Company formed Hampton Roads Investments, Inc., a wholly owned subsidiary, to provide securities, brokerage, and investment advisory services. It is a full service investment company handling all aspects of wealth management including stocks, bonds, annuities, mutual funds and financial advice.

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

The Company is heavily involved in the construction and real estate lending market and actively extends both personal and commercial credit. Loans consist of varying terms and can be secured or unsecured. Loans to individuals are for personal, household, and family purposes. Loans to businesses are for such purposes as working capital, plant expansion, and equipment purchases. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report included as Exhibit 13.1 to this Form 10-K (Annual Report) for the breakdown of loans by classification.

Competition:

The financial services industry remains highly competitive and constantly evolving. The Company experiences strong competition in all aspects of its business. In its market area, the Company competes with large national and regional financial institutions, savings and loans, and other independent community banks, as well as credit unions, consumer finance companies, mortgage companies, loan production offices, and insurance companies. Many of these institutions have substantially greater assets and capital than the Company. In many instances, these institutions have greater lending limits than the Company. As of December 31, 2004, the Bank’s legal lending limit to one borrower was $5.97 million, unless the Bank could sell participations in such a loan to other financial institutions. Competition for deposits and loans is affected by factors such as interest rates offered, the number and location of branches, types of products offered, and reputation of the institution. The Company believes that its pricing of products has remained competitive, but the Company’s historical success is primarily attributable to high quality service and community involvement.

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

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 was signed into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the IMLAFA). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to fight money laundering and grant the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restriction on financial institutions’ operations. The Bank has adopted new policies and procedures designed to comply with the IMLAFA.

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

A bank holding company may not, without providing prior notice to the FRB, purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by the Company for all purchases or redemptions by the Company of its equity securities within the preceding 12 months, will equal 10% or more of the company’s consolidated net worth unless it meets the requirements of a well-capitalized and well-managed organization.

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002 (SOX) was signed into law. SOX represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. SOX is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, SOX establishes: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (3) new standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (5) new increased civil and criminal penalties for violation of the securities laws.

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

Employees:

The Company, as of December 31, 2004, employed 160 people, of whom 150 were full time employees, including the Bank’s President and eight Senior Vice Presidents.

Acquisitions:

There have been no acquisitions in the three years ended December 31, 2004.

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

There has been no public announcement of programs regarding new services to be offered that would require the investment of a material amount of the assets of the registrant or that otherwise is material.

D. Financial Information About Geographic Areas:

The Company is a community bank with no foreign operations.

E. Available Information:

The Company maintains an internet website at www.bankofhamptonroads.com. This website contains a link to the Company’s filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act.

F. Reports to Security Holders:

The Company furnishes annual reports to shareholders prior to the annual meetings of shareholders, and sends proxy statements to shareholders prior to any shareholders’ meeting in compliance with the SEC’s proxy rules. These reports contain financial information that has been examined and reported on, with an opinion expressed by an independent public accounting firm.

ITEM 2 - PROPERTIES

The Company’s main office is located at 201 Volvo Parkway, Chesapeake, Virginia 23320. In addition to the main office location, the Bank owns eight other branch offices: four in the City of Chesapeake, one in the City of Norfolk, one in the City of Suffolk, and two in the City of Virginia Beach. The Bank leases the land and/or buildings in which the remaining six branches and its loan processing department are located. For additional information about leased properties, see Footnote No. 4 in the Notes to the Consolidated Financial Statements included in the Annual Report which is filed as Exhibit 13.1.

ITEM 3 - LEGAL PROCEEDINGS

There are no material legal proceedings in which the Company is involved at the present time.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of 2004.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A. Market Information

The Company’s common stock trades on the Over-the-Counter Bulletin Board (OTCBB), which is operated by the NASDAQ Stock Market. The Company’s symbol on OTCBB is “HMPR.” The Bank acts as the Company’s transfer agent. To the best knowledge of management, the price ranges for stock trades that did take place during 2004 and 2003 are listed below. The information set forth below reflects inter-dealer prices without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	2004		2003
	LOW	HIGH	LOW	HIGH
1ST QUARTER	$11.35	$12.50	$8.55	$10.25
2ND QUARTER	11.50	13.50	8.95	10.75
3RD QUARTER	11.01	12.00	9.00	10.50
4TH QUARTER	11.60	12.20	10.05	14.00

Stock transfers made subsequent to December 31, 2004 through March 2, 2005, for which management had information regarding price paid per share were as follows: 61,483 shares were traded at an average price per share of $11.60. The highest price paid per share during this period was $11.75 and the low price was $11.32.

B. Holders of Stock

As of March 2, 2005, there were 8,053,688 shares of common stock outstanding, held by 4,442 shareholders of record.

C. Dividends

The following table presents dividends declared during 2004 and 2003.

	2004		2003
	PER SHARE	AMOUNT	PER SHARE	AMOUNT
1ST QUARTER	$0.15	$1,187,065	$0.27	$2,096,476
2ND QUARTER	—	—	—	—
3RD QUARTER	0.18	1,435,583	0.15	1,171,890
4TH QUARTER	—	—	—	—

The Company expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition.

Bank regulatory agencies place certain restrictions on dividends paid to the Company by the Bank, which in turn limit the ability of the Company to pay dividends to its shareholders. The amount of dividends the Bank may pay to the Company, without prior regulatory approval, is limited to current year earnings plus retained net profits for the two preceding years. At December 31, 2004, the amount available was approximately $3.7 million.

D. Securities Authorized for Issuance Under Equity Compensation Plans

A summary of the information related to the Company’s existing equity compensation plans as of December 31, 2004, is given below:

Plan	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	994,786	$7.2898	1,651,270
Equity Compensation Plans not approved by Security Holders	—	—	—
Total	994,786	$7.2898	1,651,270

E. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During 2004, the Company repurchased a total of 35,110 shares of its common stock in open market and privately negotiated transactions. Detail for these transactions, conducted during the last quarter of 2004, appear below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 October 1, 2004- October 31, 2004	507	$11.32	507	—
Month #2 November 1, 2004- November 30, 2004	4,458	11.00	4,458	—
Month #3 December 1, 2004- December 31, 2004	—	—	—	—

Total	4,965	$11.03	4,965	—

ITEM 6 - SELECTED FINANCIAL DATA

Selected Financial Data on page 5 of the Annual Report for the year ended December 31, 2004 is incorporated herein by reference.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 6 through 19 of the Annual Report for the year ended December 31, 2004 is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information on the Quantitative and Qualitative Disclosures About Market Risk included in the Interest Rate Sensitivity section on pages 16 and 17 of the Annual Report for the year ended December 31, 2004 is incorporated herein by reference.

The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of December 31, 2004 or 2003.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm set forth on pages 20 through 41 of the Annual Report for the year ended December 31, 2004 are incorporated herein by reference or as noted and included as part of this form 10-K.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosures during 2004.

ITEM 9A - CONTROLS AND PROCEDURES

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B – OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K, but not reported.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Directors and Executive Officers in the proxy statement for the annual shareholders meeting to be held April 26, 2005, filed on or about March 15, 2005, is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information concerning executive compensation in the proxy statement for the annual shareholders meeting to be held April 26, 2005, filed on or about March 15, 2005, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management and related shareholder matters in the proxy statement for the annual shareholders meeting to be held April 26, 2005, filed on or about March 15, 2005, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions in the proxy statement for the annual shareholders meeting to be held April 26, 2005, filed on or about March 15, 2005, is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services in the proxy statement for the annual shareholders meeting to be held April 26, 2005, filed on or about March 15, 2005, is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	The following consolidated financial statements of the Company and the Report of

Independent Registered Public Accounting Firm set forth on pages 20 through 41 of the Annual Report for the year ended December 31, 2004 are incorporated herein by reference or as noted and included as part of this Form 10-K.

2.	Financial Statement Schedules - None.

3.	The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

(b)	Exhibits required by Item 601 of Regulation S-K

The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

(c)	Financial Statements excluded from Annual Report pursuant to Rule 14a-3(b)

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampton Roads Bankshares, Inc.

/s/ Jack W. Gibson
Jack W. Gibson. President &
Chief Executive Officer
(3/08/05)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Bobby L. Ralph	/s/ Herman A. Hall, III
Bobby L. Ralph, Director	Herman A. Hall, III, Director
(3/08/05)	(3/08/05)

/s/ Robert G. Bagley	/s/ Emil A. Viola
Robert G. Bagley, Senior Vice	Emil A. Viola, Director and
President, Director	Chairman
(3/08/05)	(3/08/05)

/s/ W. Lewis Witt	/s/ Patricia M. Windsor
W. Lewis Witt, Director	Patricia M. Windsor, Director
(3/08/05)	(3/08/05)

/s/ Warren L. Aleck	/s/ Robert H. Powell III
Warren L. Aleck, Director	Robert H. Powell III, Director
(3/08/05)	(3/08/05)

/s/ Durwood S. Curling	/s/ Donald W. Fulton, Jr.
Durwood S. Curling, Director	Donald W. Fulton, Jr., Senior Vice
(3/08/05)	President and Chief Financial Officer
(3/08/05)

/s/ Jack W. Gibson	/s/ Lorelle L. Fritsch
Jack W. Gibson, President and	Lorelle L. Fritsch, Vice President,
Chief Executive Officer, Director	Chief Accounting Officer and Controller
(3/08/05)	(3/08/05)

Exhibit Index

Hampton Roads Bankshares, Inc.

Exhibit 2.1 - Agreement and Plan of Reorganization

The Agreement and Plan of Reorganization dated March 13, 2001 between the Company and Bank of Hampton Roads filed with the Company’s Form 8 - K dated July 2, 2001, is incorporated herein by reference.

Exhibit 3.1 - Articles of Incorporation

The Articles of Incorporation of Hampton Roads Bankshares, Inc. filed with the Company’s Form 8 - K dated July 2, 2001, is incorporated herein by reference.

Exhibit 3.2 - Amended Bylaws

The Bylaws of Hampton Roads Bankshares, Inc., as amended, filed with the 2002 Form 10 - K, dated March 25, 2003, are incorporated herein by reference.

Exhibit 10.1 - Employment Contracts

The two employment contracts, filed as Exhibit 7 of the F - 1 Statement dated March 28, 1988, are incorporated herein by reference.

Exhibit 10.2 - 10.5 - Employment Agreements with Bank Officers

The Employment Agreements with Bank Officers, filed with the 1993 Form 10 - K dated March 31, 1994, are incorporated herein by reference.

Exhibit 10.6 - Supplemental Retirement Agreement

The Supplemental Retirement Agreement, filed with the 1993 Form 10 - K dated March 31, 1994, is incorporated herein by reference.

Exhibit 10.7 - Non - Qualified Limited Stock Option Plan for Directors and Employees

The Non - Qualified Limited Stock Option Plan for Directors and Employees, filed with the 1993 Form 10 - K dated March 31, 1994, is incorporated herein by reference.

Exhibit	10.8 - Agreement and Plan of Share Exchange with Coastal Virginia Bank

The Agreement and Plan of Share Exchange with Coastal Virginia Bank, filed with the 1993 Form 10 - K dated March 31, 1994, is incorporated herein by reference.

Exhibit 10.9 - Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation

The Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation, filed with the 1993 Form 10 - K dated March 31, 1994, is incorporated herein by reference.

Exhibit 10.10 - Non - Qualified Stock Option Plan

The Non-Qualified Stock Option Plan, filed with the 1993 Form 10-K dated March 31, 1994, is incorporated herein by reference.

Exhibit 10.11-10.14 - Employment Agreements with Bank Officers and Amendments to Employment Agreements with Bank Officers

Employment Agreements with Bank Officers and Amendments to Employment Agreements with Bank Officers entered into in 1996, filed with the 1996 Form 10-KSB dated March 31, 1997, are incorporated herein by reference.

Exhibit 10.15-10.16 - Employment Agreements with Bank Officers

Employment Agreements with Bank Officers entered into in 1999, filed with the 1999 Form 10-K dated March 27, 2000, are incorporated herein by reference.

Exhibit 10.17 - Tender Offer Agreement

The Tender Offer to purchase the Company’s Common Stock dated December 17, 2001, filed with the Company’s Schedule TO-1, filed December 14, 2001, as amended, is incorporated herein by reference.

Exhibit 10.18 - Dividend Reinvestment and Stock Purchase Plan

The Dividend Reinvestment and Stock Purchase Plan dated March 14, 2002 filed with the Company’s Form S-3 dated March 14, 2002, is incorporated herein by reference.

Exhibit 10.19 - Employment Agreement with Bank Officer

Employment Agreement with Bank Officer entered into in 2001, filed with the 2001 Form 10-K dated March 22, 2002, is incorporated herein by reference.

Exhibit 10.20-10.22 - Employment Agreement with Bank Officer and Amendment to Employment Agreement with Bank Officer

Employment Agreement with Bank Officer and Amendment to Employment Agreement with Bank Officer entered into in 2002, filed with the 2002 Form 10-K dated March 25, 2003, are incorporated herein by reference.

Exhibit 10.23-10.30 – Employment Agreement with Bank Officer and Amendments to Employment Agreements with Bank Officers

Employment Agreement with Bank Officer and Amendments to Employment Agreements with Bank Officers entered into in 2003, and filed with the 2003 Form 10-K dated March 23, 2004, are incorporated herein by reference.

Exhibit 13.1 - Annual Report to Security Holders

The Annual Report for the year ended December 31, 2004, except to the extent incorporated herein by reference, is being furnished for informational purposes only and is not deemed to be filed as part of the Report on Form 10-K.

Exhibit 14.1 – Code of Ethics

The Company has a Code of Ethics for its senior financial officers and the Chief Executive Officer. Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the Securities and Exchange Commission. A copy of the Company’s Code of Ethics can be obtained through written communications addressed to Donald W. Fulton, Jr., Chief Financial Officer, Bank of Hampton Roads, 201 Volvo Parkway, Chesapeake, VA 23320.

Exhibit 21.1 - Subsidiaries of the Registrant

The subsidiaries of Hampton Roads Bankshares, Inc. are filed herewith.

Exhibit 23.1 – Consent of Experts

Consent of KPMG LLP is filed herewith.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification

The Rule 13a-14(a)/15d-14(a) certification of Jack W. Gibson is filed herewith.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification

The Rule 13a-14(a)/15d-14(a) certification of Donald W. Fulton, Jr. is filed herewith.

Exhibit 32.1 – Section 1350 Certifications

The Section 1350 Certifications of Jack W. Gibson and Donald W. Fulton, Jr. is filed herewith.