Form 10-Q
period 2005-03-31
HAMPTON ROADS BANKSHARES INC
filed 2005-05-09
CIK 1143155

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005	Commission File Number 005-62335

HAMPTON ROADS BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-2053718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2005.

Common Stock, $.625 Par Value	8,136,184 Shares

HAMPTON ROADS BANKSHARES, INC.

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets

	March 31, 2005 (Unaudited)	December 31, 2004 (Audited)
Assets:
Cash and due from banks	$13,145,928	$12,102,200
Overnight funds sold	10,765,837	7,293,557
Interest bearing deposits in other banks	156,957	377,728

	24,068,722	19,773,485

Investment securities available-for-sale, at fair market value	40,188,636	36,678,835
Federal Home Loan Bank stock	2,169,600	1,667,400
Federal Reserve Bank stock	651,500	648,350

	43,009,736	38,994,585

Loans	292,355,444	275,190,194
Allowance for loan losses	(3,180,195)	(3,070,600)

Net loans	289,175,249	272,119,594

Premises and equipment	10,189,155	9,793,383
Interest receivable	1,341,609	1,253,674
Deferred tax assets	1,613,713	1,294,150
Other assets	1,946,741	1,740,059

Total assets	$371,344,925	$344,968,930

Liabilities and shareholders’ equity:
Deposits:
Noninterest bearing demand	$92,907,376	$91,944,270
Interest bearing:
Demand	53,479,179	64,459,435
Savings	43,658,012	15,253,363
Time deposits:
Less than $100,000	64,952,014	61,699,232
$100,000 or more	34,332,385	41,759,058

Total deposits	289,328,966	275,115,358

Interest payable	478,946	409,899
Other liabilities	4,531,957	2,818,113
Federal Home Loan Bank borrowings	33,000,000	23,000,000

Total liabilities	327,339,869	301,343,370

Shareholders’ equity:
Common stock, $.625 par value. Authorized 40,000,000 shares; issued and outstanding 8,136,184 shares in 2005 and 8,059,528 shares in 2004	5,085,115	5,037,205
Capital surplus	21,423,338	20,626,500
Retained earnings	17,922,926	18,170,928
Accumulated other comprehensive loss, net of tax	(426,323)	(209,073)

Total shareholders’ equity	44,005,056	43,625,560

Total liabilities and shareholders’ equity	$371,344,925	$344,968,930

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Interest income:
Loans, including fees	$5,009,527	$3,703,004
Investment securities	261,376	475,364
Overnight funds sold	30,011	31,921
Interest bearing deposits in other banks	11,189	869

Total interest income	5,312,103	4,211,158

Interest expense:
Deposits:
Demand	90,059	137,279
Savings	94,679	23,200
Time deposits:
Less than $100,000	531,364	526,704
$100,000 or more	296,038	186,723

Interest on deposits	1,012,140	873,906
Federal Home Loan Bank borrowings	242,568	118,663
Overnight funds purchased and other borrowings	10,236	—

Total interest expense	1,264,944	992,569

Net interest income	4,047,159	3,218,589

Provision for loan losses	147,000	84,000

Net interest income after provision for loan losses	3,900,159	3,134,589

Noninterest income:
Service charges on deposit accounts	591,115	533,293
Gain on sale of investment securities	—	385,847
Other service charges and fees	319,238	333,760

Total noninterest income	910,353	1,252,900

Noninterest expense:
Salaries and employee benefits	1,856,217	1,641,160
Occupancy	240,181	223,792
Data processing	123,773	107,062
Other	760,965	661,163

Total noninterest expense	2,981,136	2,633,177

Income before provision for income taxes	1,829,376	1,754,312
Provision for income taxes	625,127	596,466

Net income	$1,204,249	$1,157,846

Basic earnings per share	$0.15	$0.15

Diluted earnings per share	$0.14	$0.14

Basic weighted average shares outstanding	8,073,914	7,922,616
Effect of dilutive stock options	259,732	272,479

Diluted weighted average shares outstanding	8,333,646	8,195,095

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Shareholders’ Equity

Three Months ended March 31, 2005 and the Year ended December 31, 2004

(Audited)	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at December 31, 2003	7,908,708	$4,942,943	$19,200,754	$16,660,715	$510,061	$41,314,473

Comprehensive income:
Net income	—	—	—	4,134,015	—	4,134,015
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $370,462	—	—	—	—	(719,134)	(719,134)

Total comprehensive income						3,414,881
Shares issued related to:
401(k) plan	9,365	5,853	88,733	—	—	94,586
Exercise of stock options	67,799	42,374	376,822	—	—	419,196
Dividend reinvestment	108,880	68,050	1,197,310	—	—	1,265,360
Payout of fractional shares	(114)	(72)	(1,252)	—	—	(1,324)
Common stock repurchased	(35,110)	(21,943)	(373,863)	(1,154)	—	(396,960)
Tax benefit of stock option exercises	—	—	137,996	—	—	137,996
Cash dividends ($0.15 per share)	—	—	—	(1,187,065)	—	(1,187,065)
Cash dividends ($0.18 per share)	—	—	—	(1,435,583)	—	(1,435,583)

Balance at December 31, 2004	8,059,528	5,037,205	20,626,500	18,170,928	(209,073)	43,625,560

(Unaudited)

Comprehensive income:
Net income	—	—	—	1,204,249	—	1,204,249
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $111,917	—	—	—	—	(217,250)	(217,250)

Total comprehensive income						986,999
Shares issued related to:
401(k) plan	8,952	5,595	81,689	—	—	87,284
Exercise of stock options	10,641	6,651	70,715	—	—	77,366
Dividend reinvestment	78,692	49,182	859,709	—	—	908,891
Payout of fractional shares	(32)	(20)	(354)	—	—	(374)
Common stock repurchased	(21,597)	(13,498)	(235,176)	(95)	—	(248,769)
Tax benefit of stock option exercises	—	—	20,255	—	—	20,255
Cash dividends ($0.18 per share)	—	—	—	(1,452,156)	—	(1,452,156)

Balance at March 31, 2005	8,136,184	$5,085,115	$21,423,338	$17,922,926	$(426,323)	$44,005,056

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Operating activities:
Net income	$1,204,249	$1,157,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,790	155,133
Provisions for loan losses	147,000	84,000
Change in stock options payable	113,143	89,307
Net amortization of premiums and accretion of discounts on investment securities	160,772	27,366
Gain on sale of premises and equipment	—	(6,610)
Gain on sale of investment securities	—	(385,847)
Deferred tax	(207,645)	6,938
Changes in:
Interest receivable	(87,935)	140,900
Other assets	(206,682)	(301,081)
Interest payable	69,047	(23,027)
Other liabilities	1,635,588	1,031,742

Net cash provided by operating activities	2,971,327	1,976,667

Investing activities:
Proceeds from maturities and calls of investment securities	259	—
Proceeds from sales of investment securities	—	10,486,405
Purchase of investment securities	(4,000,000)	(2,000,000)
Proceeds from sale of Federal Home Loan Bank stock	—	125,000
Purchase of Federal Home Loan Bank stock	(502,200)	—
Purchase of Federal Reserve Bank stock	(3,150)	(3,000)
Net increase in total loans	(17,202,655)	(8,515,609)
Purchase of premises and equipment	(539,562)	(131,905)
Proceeds from sale of premises and equipment	—	7,475
Proceeds from sale of real estate acquired in settlement of loans	—	500

Net cash used in investing activities	(22,247,308)	(31,134)

Financing activities:
Net increase in deposits	14,213,608	13,627,356
Net increase in other borrowings	10,000,000	—
Common stock repurchased and surrendered	(248,769)	(131,474)
Dividends reinvested	908,891	667,755
Proceeds from shares issued related to 401(k) plan	87,284	94,586
Proceeds from exercise of stock options	62,360	69,831
Dividends paid	(1,452,156)	(1,187,065)

Net cash provided by financing activities	23,571,218	13,140,989

Increase in cash and cash equivalents	4,295,237	15,086,522
Cash and cash equivalents at beginning of period	19,773,485	23,534,683

Cash and cash equivalents at end of period	$24,068,722	$38,621,205

Supplemental cash flow information:
Cash paid during the period for interest	$1,195,897	$1,017,127
Cash paid during the period for income taxes	—	—

Supplemental noncash information:
Value of shares exchanged in exercise of stock options	23,283	—
Stock options exercised through reduction in stock options payable	6,644	6,613
Tax benefit of stock option exercises	20,255	16,616
Proceeds related to sale of real estate acquired in settlement of loans not received until after quarter end	—	103,314

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2005

NOTE A – BASIS OF PRESENTATION

Hampton Roads Bankshares, Inc., a Virginia corporation (the Company), was incorporated under the laws of the Commonwealth of Virginia on February 28, 2001, primarily to serve as a holding company for Bank of Hampton Roads (the Bank). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the Bank and Hampton Roads Investments, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

Pro forma information regarding net income and earnings per share as required by SFAS No. 123 and SFAS No. 148 has been determined as if the Company had been accounting for its employee stock options under the fair-value method. The fair value of all currently outstanding options was estimated at the date of the grant using the binomial tree option-pricing model. Pro forma results and a summary of the assumptions used for the three months ended March 31, 2005 and March 31, 2004 were as follows:

	2005	2004
Reported net income	$1,204,249	$1,157,846

Stock based compensation expense (net of tax)
Actual expense based on APB No. 25	128,150	97,550
Pro forma expense based on SFAS No.123	(128,150)	(97,550)

Pro forma net income	$1,204,249	$1,157,846

Net income per share:
Basic - as reported	$0.15	$0.15
Basic - pro forma	0.15	0.15
Diluted - as reported	0.14	0.14
Diluted - pro forma	0.14	0.14
Assumptions:
Risk - free interest rate	4.29%	3.94%
Volatility	21.62%	21.62%
Dividend yield	3.69%	3.69%
Weighted average grant date fair value of options	$4.88	$5.05
Days to expiration	3,650	3,650

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

NOTE B – INVESTMENT SECURITIES

The amortized cost and estimated market values of investment securities available-for-sale were:

	March 31, 2005		December 31, 2004
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Agency securities	$40,721,769	$40,078,678	$36,882,534	$36,566,888
U.S. Treasury securities	100,000	97,297	100,000	98,926
Mortgage-backed securities	12,811	12,661	13,077	13,021

Total securities available-for-sale	$40,834,580	$40,188,636	$36,995,611	$36,678,835

NOTE C – LOANS

Major classifications of loans are summarized as follows:

	March 31, 2005	December 31, 2004
Commercial	$64,073,783	$58,500,942
Construction	83,831,636	73,507,730
Real estate-commercial mortgage	110,425,992	108,314,059
Real estate-residential mortgage	18,051,905	17,900,146
Installment loans to individuals	16,253,604	17,250,885
Deferred loan fees and related costs	(281,476)	(283,568)

Total Loans	$292,355,444	$275,190,194

Non-performing assets were as follows:

	March 31, 2005	December 31, 2004
Loans 90 days past due and still accruing interest	$389,852	$469,146
Nonaccrual loans	1,906,163	1,904,430
Real estate aquired in settlement of loans	—	—

	$2,296,015	$2,373,576

Information on impaired loans was as follows:

	March 31, 2005	December 31, 2004
Impaired loans for which an allowance has been provided	$1,873,733	$1,887,542
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$1,873,733	$1,887,542

Allowance provided for impaired loans, included in the allowance for loan losses	$374,747	$377,508

Average balance in impaired loans	$1,890,026	$1,911,411

Interest income recognized from impaired loans	$—	$—

NOTE D – ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the three months ended March 31, 2005 and 2004 were as follows:

	2005	2004
Balance at beginning of year	$3,070,600	$2,948,011
Provision for loan losses	147,000	84,000
Loans charged off	(48,032)	(155,773)
Recoveries	10,627	17,443

Balance at end of period	$3,180,195	$2,893,681

NOTE E – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	March 31, 2005	December 31, 2004
Land	$3,580,313	$3,580,313
Buildings and improvements	6,200,789	6,045,139
Equipment, furniture and fixtures	4,242,730	3,858,818

	14,023,832	13,484,270
Less accumulated depreciation	(3,834,677)	(3,690,887)

Net premises and equipment	$10,189,155	$9,793,383

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the important factors affecting the consolidated results of operations, financial condition, capital resources and liquidity of the Company. This report identifies trends and material changes that occurred during the reporting periods and should be read in conjunction with the Company’s 2004 Annual Report.

Financial Condition

Total average assets, a benchmark used by banks when comparing size, is the strongest indicator of our continuous growth. Average assets increased by $43.7 million, or 13.9%, to a new high of $357.7 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. Total assets at March 31, 2005 were $371.3 million, an increase of $26.4 million, or 7.7%, over December 31, 2004 total assets of $345.0 million.

As a community bank, the Company has a primary objective of meeting the business and consumer credit needs within its market where standards of profitability, client relationships and credit quality can be met. The loan portfolio grew $17.2 million, or 6.2%, to $292.4 million as of March 31, 2005 compared to December 31, 2004. This growth can be attributed to the strong loan demand experienced in the construction and commercial categories of the loan portfolio. Both current customers and customers obtained through referrals account for the high loan demand, despite the increasing interest rate environment.

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through ongoing credit review processes, the Company conducts an independent and comprehensive allowance analysis for its loan portfolio at least quarterly. The allowance for loan losses was $3.2 million, or 1.1% of outstanding loans, as of March 31, 2005 compared with $3.1 million, or 1.1% of outstanding loans, as of December 31, 2004. Management considers the allowance for loan losses to be adequate.

The Company’s investment portfolio consists of available-for-sale U.S. Agency, U.S. Treasury and mortgage-backed securities. At March 31, 2005, the estimated market value of investment securities held by the Company was $40.2 million, up $3.5 million or 9.6%, from $36.7 million at December 31, 2004. The increase was the result of the purchase of investment securities with a par value of $4.0 million netted against the change in unrealized gains or losses on available-for-sale investment securities and unamortized premiums on the remaining investment securities.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s balance sheet growth is largely determined by the availability of deposits in its market, the cost of attracting the deposits, and the prospects of profitability utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at March 31, 2005 increased $14.2 million, or 5.2%, to $289.3 million compared to December 31, 2004. Significant changes in the deposit categories include a $11.0 million, or 17.0% decrease in interest bearing demand accounts, a $28.4 million or 186.2% increase in savings accounts and a $7.4 million, or 17.8%, decrease in time deposits $100,000 or more from December 31, 2004 to March 31, 2005. These trends in deposits can be attributed to the introduction by the Company of a new savings product with a premium interest rate. Customers with qualifying balances were able to transfer their funds into premium savings accounts to take advantage of the higher interest rate. The premium savings accounts explain the decrease in interest bearing demand accounts and a portion of the decrease in time deposits $100,000 or more. The premium savings accounts also attracted new deposits and new customers who moved their accounts from other institutions. The Company also allowed several high interest rate time deposits $100,000 or more to run off causing the remainder of the decrease in that deposit category.

Results of Operations

During the first three months of 2005, the Company had net income of $1.2 million, resulting in a return of 1.37% on average total assets and 11.33% on average shareholders’ equity. During the comparable period in 2004, the Company earned $1.2 million resulting in a return of 1.48% on average total assets and 11.28% on average equity. Diluted earnings per share remained unchanged at $0.14 per share for the first three months of 2005 and 2004.

Net interest income, the principal source of income for the Company, represents interest and fees earned from lending and investment activities less the interest paid to fund these activities. Variations in the volume and mix of interest earning assets and interest bearing liabilities and their relative sensitivity to interest rate movements impact net interest income. Net interest income for the first three months of 2005 was $4.0 million, an $829 thousand increase over the first three months of 2004.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. The Company’s net interest margin increased from 4.5% during the first three months of 2004 to 5.0% for the same period in 2005. This increase can be partially attributed to a shift in the mix of interest earning assets. Average loans, the Company’s highest interest earning asset category, accounted for 79.3% of average assets during the first three months of 2005 compared to 67.9% during the first three months of 2004. In addition, interest rates were also a factor in net interest income and net interest margin. The Federal Funds targeted rate was 2.25% and was increased to 2.50% during the first three months of 2005 compared to 1.00% during the first three months of 2004. The higher federal funds rate resulted in comparable increases in bank lending rates.

The Company’s interest earning assets consist primarily of loans, investment securities, interest bearing deposits in other banks, and overnight funds sold. Interest income on loans, including fees, increased $1.3 million to $5.0 million for the three months ended March 31, 2005 compared to the same time period during 2004. This increase resulted from the 18 basis point increase experienced in the average interest yield along with the $70.3 million increase in the average loan balance. Interest income on investment securities decreased $214 thousand, or 45.0%, to $261 thousand for the three months ended March 31, 2005 compared to the same time period during 2004. The $23.7 million decline in the average investment securities balance and a 34 basis point decrease in the average interest yield produced this decrease. Interest income on interest bearing deposits in other banks increased $10 thousand for the three months ended March 31, 2005 compared to the same time period during 2004. This increase was the result of the $1.4 million increase in average interest bearing deposits in other banks balance as well as the 180 basis point increase in the average interest yield. Interest income on overnight funds sold decreased $2 thousand, or 6.0%, to $30 thousand for the three months ended March 31, 2005 compared to the same time period during 2004. This decline was due to the $9.1 million decrease in the average overnight funds sold balance, partially offset by the 161 basis point increase experienced in the average interest yield.

The Company’s interest bearing liabilities consist of deposit accounts and Federal Home Loan Bank (FHLB) borrowings. Interest expense from deposits increased $138 thousand, or 15.8%, to $1.0 million for the three months ended March 31, 2005 compared to the same time period during 2004. This increase resulted from the 25 basis point increment experienced in the average interest rate, as well as the $6.3 million increase in the average interest bearing deposit balance, most notably the premium savings account balance. Interest expense from FHLB borrowings increased $124 thousand, or 104.4%, to $243 thousand for the three months ended March 31, 2005 compared to the same time period during 2004. The $16.7 million increase in the average other borrowings balance and the 8 basis point increase in the average interest rate, produced this result.

The Company’s provision for loan losses for the first three months of 2005 was $147 thousand compared to $84 thousand for the same period in 2004. This increase was due to the increase in the loan portfolio.

The Company reported a decrease in total noninterest income of $343 thousand, or 27.3%, for the first three months of 2005 compared to the same period in 2004. In order to improve liquidity and allow for the growth in the loan portfolio, the Company sold investment securities and recognized a gain of $386 thousand during the first three months of 2004. There were no sales of investment securities during the first three months of 2005. Service charges on deposit accounts, the Company’s primary source of noninterest income, increased $58 thousand, or 10.8%, for the first three months of 2005 compared to the same period in 2004. Another significant component of noninterest income, ATM surcharge fees, remained unchanged at $50 thousand for the first three months of 2005 and 2004. Delinquent charges and extension fees on loans decreased $34 thousand, or 42.0%, for the first three months of 2005 compared to the first three months of 2004. Other service charges and fees increased $20 thousand, or 9.7%, for the first three months of 2005 compared to the first three months of 2004. Noninterest income comprised 14.6% of total revenue in the first three months of 2005 compared with 22.9% in the first three months of 2004.

Noninterest expense represents the overhead expenses of the Company. Total noninterest expense increased $348 thousand, or 13.2%, for the first three months of 2005 compared to the first three months of 2004. This increase was primarily attributable to a 13.1% increase in salaries and employee benefits resulting from the addition of several new positions early in 2005 and normal annual salary adjustments. Occupancy expense increased to $240 thousand for the three months ended March 31, 2005 compared to $224 thousand for the same time period in 2004 due to the addition of the Great Bridge branch on January 31, 2005. Data processing expense, another category of noninterest expense, posted an increase of 15.6% during this time frame associated with the upgrade of many components of the data processing department during the first quarter of 2005. Other noninterest expenses posted an increase of 15.1% for the first three months of 2005 compared to the same time period during 2004 primarily due to expenses associated with opening the new Great Bridge branch. The ratio of noninterest expense to average total assets was 0.83% for the first three months of 2005 compared with 0.84% for the first three months of 2004.

Capital Resources and Liquidity

Total shareholder’s equity increased $379 thousand, or 0.9%, to $44.0 million at March 31, 2005 compared to $43.6 million at December 31, 2004. As of March 31, 2005, the Company and the Bank were considered ‘well-capitalized”, the highest category of capitalization defined by the Federal Reserve Bank (FRB). The Company continually monitors current and projected capital adequacy positions of both the Company and the Bank. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives, and returns to the stockholders in the form of dividends. On March 15, 2005, the Company paid a $0.18 per share dividend, totaling $1.5 million. On September 15, 2004, the Company paid a $0.18 per share dividend, totaling $1.4 million. On March 15, 2004, the Company paid a $0.15 per share dividend, totaling $1.2 million.

A key goal of asset/liability management is to maintain an adequate degree of liquidity without impairing long-term earnings. Liquidity represents the Company’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Short-term liquidity is provided primarily by access to the federal funds market through established correspondent banking relationships. Funds also can be obtained through the Company’s borrowing privileges at the FRB and FHLB. Additional liquidity is available through loan repayments and maturities of the Company’s investment portfolio. The Company maintains a liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet is customers’ credit needs.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. For more information on the Company’s off-balance sheet arrangements, see Footnote No. 8 in the Notes to Consolidated Financial Statements contained in the 2004 Annual Report.

Contractual Obligations

The Company’s contractual obligations consist of FHLB borrowings, time deposits, and operating lease obligations. FHLB borrowings increased to $33.0 million at March 31, 2005 compared with $23.0 million at December 31, 2004. The increased borrowings were used by the Company to fund a portion of its loan growth.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses may be required.

New Accounting Pronouncements

In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation, SFAS No. 123R, Share-Based Payment. SFAS No. 123R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and establishes accounting standards for transactions in which an entity obtains goods or services in share-based payment transactions. SFAS No. 123R is effective for the Company’s first quarter of fiscal 2006. Management is currently evaluating the effect of adoption of SFAS No. 123R on the Company’s financial condition and results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Productive Assets, an Amendment of Accounting Principles Board (APB) Opinion No. 29, Accounting for Nonmonetary Exchanges. Under SFAS No. 153, nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if the fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption will have a material effect on its financial condition or results of operations.

Forward-Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations, or beliefs about events or results or otherwise are not statements of historical facts. Although the Company believes that its expectations with respect to certain forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of the Company will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual future results and trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to, the effects and changes in: general economic conditions, the interest rate environment, legislative and regulatory requirements, competitive pressures, new products and delivery systems, and inflation.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk is exposure to interest rate volatility. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities.

The primary goal of the Company’s asset/liability management strategy is to optimize net interest income while limiting exposure to fluctuations caused by changes in the interest rate environment. The Company’s ability to manage its interest rate risk depends generally on the Company’s ability to match the maturities and re-pricing characteristics of its assets and liabilities while taking into account the separate goals of maintaining asset quality and liquidity and achieving the desired level of net interest income.

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

The expected effect on net income for the twelve months following March 31, 2005 and December 31, 2004 due to a shock in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

(in thousands)	March 31, 2005 Change in Net Income		December 31, 2004 Change in Net Income
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$1,887	35.15%	$1,326	30.86%
+ 100 basis points	939	17.50%	653	15.19%
- 100 basis points	(857)	-15.97%	(551)	-12.83%
- 200 basis points	(1,614)	-30.07%	(1,026)	-23.87%

A decrease in interest rates would reduce the Company’s net income, while an increase would tend to enhance the Company’s net income. Thus, the Company’s interest rate sensitivity position is asset-sensitive. It should be noted, however, that the simulation analysis is based upon equivalent changes in interest rates for all categories of assets and liabilities. In normal operating conditions interest rate changes rarely occur in such a uniform manner. Many factors affect the timing and magnitude of interest rate changes on financial instruments. Consequently, variations should be expected from the projections resulting from the controlled conditions of the simulation analysis.

The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of March 31, 2005 or 2004.

ITEM 4 – CONTROLS AND PROCEDURES

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

As of March 31, 2005, there were no significant legal proceedings against the Company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During 2004, the Company repurchased 35,110 shares of its common stock in open market and privately negotiated transactions, in accordance with the Board of Director approved open ended stock repurchase program. During the first three months of 2005, the Company repurchased 21,597 shares of its common stock in open market and privately negotiated transactions. Detail for the transactions conducted during the first quarter of 2005 appears below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that May yet be Purchased Under the Plans or Programs
Month #1 January 1, 2005 - January 31, 2005	—	—	—	—

Month #2 February 1, 2005 – February 28, 2005	20,060	$11.50	20,060	—

Month #3 March 1, 2005 – March 31, 2005	1,537	11.64	1,537	—

Total	21,597	$11.51	21,597	—

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

Exhibit 3.2 - Amended Bylaws

The Bylaws of Hampton Roads Bankshares, Inc., as amended, filed with the 2002 Form 10-K, dated March 25, 2003, are incorporated herein by reference.

Exhibit 31.1 – Rule 13a-14(a)/15d-14(a) Certification

The Rule 13a-14(a)/15d-14(a) certification of Jack W. Gibson is filed herewith.

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification

The Rule 13a-14(a)/15d-14(a) certification of Donald W. Fulton, Jr. is filed herewith.

Exhibit 32.1 – Section 1350 Certifications

The Section 1350 Certification of Jack W. Gibson and Donald W. Fulton, Jr. is filed herewith.

Form 8K – filed January 13, 2005, related a declaration of dividend for the year ended December 31, 2004, is incorporated herein by reference.

Form 8K – filed January 26, 2005, related to the release of earning for the fourth quarter and the year ended December 31, 2004, is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: May 9, 2005	/s/ Donald W. Fulton, Jr.
Donald W. Fulton, Jr.
Senior Vice President and
Chief Financial Officer