Form 10-Q
period 2005-06-30
HAMPTON ROADS BANKSHARES INC
filed 2005-08-08
CIK 1143155

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2005.

Common Stock, $.625 Par Value	8,075,361 Shares

HAMPTON ROADS BANKSHARES, INC.

PART I – FINANCIAL INFORMATION

ITEM – 1 FINANCIAL STATEMENTS

Consolidated Balance Sheets	3

June 30, 2005
December 31, 2004

Consolidated Statements of Income	4

Three months ended June 30, 2005
Three months ended June 30, 2004
Six months ended June 30, 2005
Six months ended June 30, 2004

Consolidated Statements of Shareholders’ Equity	5

Six months ended June 30, 2005
Year ended December 31, 2004

Consolidated Statements of Cash Flows	6

Six months ended June 30, 2005
Six months ended June 30, 2004

Notes to Consolidated Financial Statements	7

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	9

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4 – CONTROLS AND PROCEDURES	13

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	14

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	14

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

ITEM 5 – OTHER INFORMATION	15

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K	15

SIGNATURES	15

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets

	June 30, 2005 (Unaudited)	December 31, 2004 (Audited)
Assets:
Cash and due from banks	$14,921,191	$12,102,200
Overnight funds sold	13,043,293	7,293,557
Interest bearing deposits in other banks	1,154,621	377,728

	29,119,105	19,773,485

Investment securities available-for-sale, at market value	47,872,943	36,678,835
Federal Home Loan Bank stock	2,057,100	1,667,400
Federal Reserve Bank stock	651,500	648,350

	50,581,543	38,994,585

Loans	296,768,545	275,190,194
Allowance for loan losses	(3,348,135)	(3,070,600)

Net loans	293,420,410	272,119,594

Premises and equipment	10,295,311	9,793,383
Interest receivable	1,428,319	1,253,674
Deferred tax assets	1,515,572	1,294,150
Other assets	2,072,931	1,740,059

Total assets	$388,433,191	$344,968,930

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest bearing demand	$101,897,802	$91,944,270
Interest bearing:
Demand	53,470,252	64,459,435
Savings	54,181,579	15,253,363
Time deposits:
Less than $100,000	63,477,371	61,699,232
$100,000 or more	35,928,738	41,759,058

Total deposits	308,955,742	275,115,358

Interest payable	517,650	409,899
Other liabilities	3,560,302	2,818,113
Federal Home Loan Bank borrowings	30,500,000	23,000,000

Total liabilities	343,533,694	301,343,370

Shareholders’ equity:
Common stock, $.625 par value. Authorized 40,000,000 shares; issued and outstanding 8,075,361 shares in 2005 and 8,059,528 shares in 2004	5,047,101	5,037,205
Capital surplus	20,841,396	20,626,500
Retained earnings	19,227,806	18,170,928
Accumulated other comprehensive loss, net of tax	(216,806)	(209,073)

Total shareholders’ equity	44,899,497	43,625,560

Total liabilities and shareholders’ equity	$388,433,191	$344,968,930

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Interest Income:
Loans, including fees	$5,454,770	$3,831,257	$10,464,297	$7,534,261
Investment securities	348,634	472,918	610,010	948,282
Overnight funds sold	34,906	15,418	64,917	47,339
Interest bearing deposits in other banks	63,899	1,637	75,088	2,506

Total interest income	5,902,209	4,321,230	11,214,312	8,532,388

Interest Expense:
Deposits:
Demand	75,340	96,432	165,399	233,711
Savings	264,293	24,406	358,972	47,606
Time deposits:
Less than $100,000	551,548	510,261	1,082,912	1,036,965
$100,000 or more	288,264	187,087	584,302	373,810

Interest on deposits	1,179,445	818,186	2,191,585	1,692,092
Federal Home Loan Bank borrowings	252,570	126,041	495,139	244,705
Overnight funds purchased	—	100	10,235	100

Total interest expense	1,432,015	944,327	2,696,959	1,936,897

Net interest income	4,470,194	3,376,903	8,517,353	6,595,491

Provision for loan losses	162,000	599,000	309,000	683,000

Net interest income after provision for loan losses	4,308,194	2,777,903	8,208,353	5,912,491

Noninterest Income:
Service charges on deposit accounts	352,010	488,914	943,125	950,687
Gain on sale of investment securities	—	109,146	—	494,993
Other service charges and fees	418,578	312,375	737,816	717,655

Total noninterest income	770,588	910,435	1,680,941	2,163,335

Noninterest Expense:
Salaries and employee benefits	1,880,505	1,601,275	3,736,722	3,242,435
Occupancy	239,351	216,129	479,532	439,921
Data processing	147,474	120,023	271,247	227,085
Other	818,954	689,246	1,579,919	1,350,408

Total noninterest expense	3,086,284	2,626,673	6,067,420	5,259,849

Income before provision for income taxes	1,992,498	1,061,665	3,821,874	2,815,977
Provision for income taxes	687,566	374,101	1,312,693	970,567

Net income	$1,304,932	$687,564	$2,509,181	$1,845,410

Basic earnings per share	$0.16	$0.09	$0.31	$0.23

Diluted earnings per share	$0.16	$0.08	$0.30	$0.22

Basic weighted average shares outstanding	8,138,621	7,975,032	8,106,446	7,948,824
Effect of dilutive stock options	229,789	291,007	249,044	283,610

Diluted weighted average shares outstanding	8,368,410	8,266,039	8,355,490	8,232,434

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Shareholders’ Equity

Six Months ended June 30, 2005 and the Year ended December 31, 2004

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount
(Audited)
Balance at December 31, 2003	7,908,708	$4,942,943	$19,200,754	$16,660,715	$510,061	$41,314,473

Comprehensive income:
Net income	—	—	—	4,134,015	—	4,134,015
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $370,462	—	—	—	—	(719,134)	(719,134)

Total comprehensive income						3,414,881
Shares issued related to:
401(k) plan	9,365	5,853	88,733	—	—	94,586
Exercise of stock options	67,799	42,374	376,822	—	—	419,196
Dividend reinvestment	108,880	68,050	1,197,310	—	—	1,265,360
Payout of fractional shares	(114)	(72)	(1,252)	—	—	(1,324)
Common stock repurchased	(35,110)	(21,943)	(373,863)	(1,154)	—	(396,960)
Tax benefit of stock option exercises	—	—	137,996	—	—	137,996
Cash dividends ($0.15 per share)	—	—	—	(1,187,065)	—	(1,187,065)
Cash dividends ($0.18 per share)	—	—	—	(1,435,583)	—	(1,435,583)

Balance at December 31, 2004	8,059,528	5,037,205	20,626,500	18,170,928	(209,073)	43,625,560

(Unaudited)

Comprehensive income:
Net income	—	—	—	2,509,181	—	2,509,181
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $3,985	—	—	—	—	(7,733)	(7,733)

Total comprehensive income						2,501,448
Shares issued related to:
401(k) plan	8,952	5,595	81,689	—	—	87,284
Exercise of stock options	13,095	8,185	71,744	—	—	79,929
Dividend reinvestment	78,692	49,182	859,709	—	—	908,891
Payout of fractional shares	(51)	(31)	(541)	—	—	(572)
Common stock repurchased	(84,855)	(53,035)	(826,165)	(147)	—	(879,347)
Tax benefit of stock option exercises	—	—	28,460	—	—	28,460
Cash dividends ($0.18 per share)	—	—	—	(1,452,156)	—	(1,452,156)

Balance at June 30, 2005	8,075,361	$5,047,101	$20,841,396	$19,227,806	$(216,806)	$44,899,497

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004
Operating Activities:
Net income	$2,509,181	$1,845,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296,874	292,244
Provisions for loan losses	309,000	683,000
Stock based compensation expense	128,150	97,550
Net amortization of premiums and accretion of discounts on investment securities	292,970	(83,262)
(Gain)loss on sale of premises and equipment	668	(6,610)
Gain on sale of investment securities	—	(494,993)
Loss on sale of real estate acquired in settlement of loans	—	3,575
Deferred tax	(217,437)	(20,683)
Changes in:
Interest receivable	(174,645)	139,556
Other assets	(332,872)	(289,214)
Interest payable	107,751	(31,618)
Other liabilities	660,168	235,334

Net cash provided by operating activities	3,579,808	2,370,289

Investing Activities:
Proceeds from maturities and calls of investment securities	4,501,204	2,001,215
Proceeds from sales of investment securities	—	24,094,993
Purchase of investment securities	(16,000,000)	(17,560,000)
Proceeds from sale of Federal Home Loan Bank stock	112,500	—
Purchase of Federal Home Loan Bank stock	(502,200)	—
Purchase of Federal Reserve Bank stock	(3,150)	(3,000)
Net increase in total loans	(21,609,816)	(22,763,216)
Purchase of premises and equipment	(799,470)	(173,838)
Proceeds from sale of premises and equipment	—	7,475
Proceeds from sale of real estate acquired in settlement of loans	—	100,239

Net cash used in investing activities	(34,300,932)	(14,296,132)

Financing Activities:
Net increase in deposits	33,840,384	4,794,264
Net increase in Federal Home Loan Bank borrowings	7,500,000	2,500,000
Common stock repurchased	(879,347)	(187,804)
Dividends reinvested	908,891	667,755
Proceeds from shares issued related to 401(k) plan	87,284	94,586
Proceeds from exercise of stock options	61,688	79,635
Dividends paid	(1,452,156)	(1,187,065)

Net cash provided by financing activities	40,066,744	6,761,371

Increase(decrease) in cash and cash equivalents	9,345,620	(5,164,472)
Cash and cash equivalents at beginning of period	19,773,485	23,534,683

Cash and cash equivalents at end of period	$29,119,105	$18,370,211

Supplemental cash flow information:
Cash paid during the period for interest	$2,589,208	$1,968,515
Cash paid during the period for income taxes	1,192,000	1,085,474

Supplemental noncash information:
Value of shares exchanged in exercise of stock options	23,283	—
Reduction in stock options payable from stock options exercised	18,241	9,769
Tax benefit of stock option exercises	28,460	20,341

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2005

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

Bank of Hampton Roads was organized in March 1987 and commenced banking operations in December 1987. The Bank engages in a general community and commercial banking business, emphasizing the needs of individuals as well as small and medium sized business in its primary service area.

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

Pro forma information regarding net income and earnings per share as required by SFAS No. 123 and SFAS No. 148 has been determined as if the Company had been accounting for its employee stock options under the fair-value method. The fair value of all currently outstanding options was estimated at the date of the grant using the binomial tree option-pricing model. Pro forma results and a summary of the assumptions used for the three and six months ended June 30, 2005 and June 30, 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Reported net income	$1,304,932	$687,564	$2,509,181	$1,845,410
Stock based compensation expense (net of tax)
Actual expense based on APB No. 25	128,150	97,550	128,150	97,550
Pro forma expense based on SFAS No.123	(128,150)	(97,550)	(128,150)	(97,550)

Pro forma net income	$1,304,932	$687,564	$2,509,181	$1,845,410

Net income per share:
Basic - as reported	$0.16	$0.09	$0.31	$0.23
Basic - pro forma	0.16	0.09	0.31	0.23
Diluted - as reported	0.16	0.08	0.30	0.22
Diluted - pro forma	0.16	0.08	0.30	0.22
Assumptions:
Risk - free interest rate	4.29%	3.94%	4.29%	3.94%
Volatility	21.62%	21.62%	21.62%	21.62%
Dividend yield	3.69%	3.69%	3.69%	3.69%
Weighted average grant date fair value of options	$4.88	$5.05	$4.88	$5.05
Days to expiration	3,650	3,650	3,650	3,650

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

NOTE B – INVESTMENT SECURITIES

The amortized cost and estimated market values of investment securities available-for-sale were:

	June 30, 2005		December 31, 2004
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Agency securities	$48,089,582	$47,762,883	$36,882,534	$36,566,888
U.S. Treasury securities	100,000	98,238	100,000	98,926
Mortgage-backed securities	11,855	11,822	13,077	13,021

Total securities available-for-sale	$48,201,437	$47,872,943	$36,995,611	$36,678,835

NOTE C – LOANS

Major classifications of loans are summarized as follows:

	June 30, 2005	December 31, 2004
Commercial	$61,914,150	$58,500,942
Construction	91,805,241	73,507,730
Real estate-commercial mortgage	108,731,197	108,314,059
Real estate-residential mortgage	19,021,718	17,900,146
Installment loans to individuals	15,576,374	17,250,885
Deferred loan fees and related costs	(280,135)	(283,568)

Total loans	$296,768,545	$275,190,194

Non-performing assets were as follows:

	June 30, 2005	December 31, 2004
Loans 90 days past due and still accruing interest	$63,805	$469,146
Nonaccrual loans	1,872,772	1,904,430
Real estate aquired in settlement of loans	—	—

	$1,936,577	$2,373,576

Information on impaired loans was as follows:

	June 30, 2005	December 31, 2004
Impaired loans for which an allowance has been provided	$1,850,339	$1,887,542
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$1,850,339	$1,887,542

Allowance provided for impaired loans, included in the allowance for loan losses	$370,068	$377,508

Average balance in impaired loans	$1,882,333	$1,911,411

Interest income recognized from impaired loans	$—	$—

NOTE D – ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the six months ended June 30, 2005 and 2004 were as follows:

	2005	2004
Balance at beginning of year	$3,070,600	$2,948,011
Provision for loan losses	309,000	683,000
Loans charged off	(50,035)	(191,421)
Recoveries	18,570	44,639

Balance at end of period	$3,348,135	$3,484,229

NOTE E – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	June 30, 2005	December 31, 2004
Land	$3,580,313	$3,580,313
Buildings and improvements	6,339,004	6,045,139
Equipment, furniture and fixtures	3,988,030	3,858,818

	13,907,347	13,484,270
Less accumulated depreciation	(3,612,036)	(3,690,887)

Net premises and equipment	$10,295,311	$9,793,383

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

Financial Condition

Total average assets, a benchmark used by banks when comparing size, are the strongest indicator of our continuous growth. Average assets increased $48.9 million, or 15.3%, to a new high of $368.4 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. Total assets at June 30, 2005 were $388.4 million, an increase of $43.5 million, or 12.6%, over December 31, 2004 total assets of $345.0 million.

As a community bank, the Company has a primary objective of meeting the business and consumer credit needs within its market where standards of profitability, client relationships and credit quality can be met. The loan portfolio grew $21.6 million, or 7.8%, to $296.8 million as of June 30, 2005 compared to December 31, 2004. This growth can be attributed to the strong loan demand experienced in the construction and commercial categories of the loan portfolio. Both current customers and customers obtained through referrals account for the high loan demand, despite the increasing interest rate environment.

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through ongoing credit review processes, the Company conducts an independent and comprehensive allowance analysis for its loan portfolio at least quarterly. The allowance for loan losses was $3.3 million, or 1.1% of outstanding loans, as of June 30, 2005 compared with $3.1 million, or 1.1% of outstanding loans, as of December 31, 2004. Management considers the allowance for loan losses to be adequate.

The Company’s investment portfolio consists of available-for-sale U.S. Agency, U.S. Treasury and mortgage-backed securities. At June 30, 2005, the estimated market value of investment securities held by the Company was $47.9 million, up $11.2 million or 30.5%, from $36.7 million at December 31, 2004. The increase was the result of the purchase of investment securities with a par value of $16.0 million netted against maturities of investment securities with a par value of $4.5 million along with the change in unrealized gains or losses on available-for-sale investment securities and unamortized premiums on the remaining investment securities.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s balance sheet growth is largely determined by the availability of deposits in its market, the cost of attracting the deposits, and the prospects of profitability utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at June 30, 2005 increased $33.8 million, or 12.3%, to $309.0 million compared to December 31, 2004. Significant changes in the deposit categories include an $11.0 million, or 17.0% decrease in interest bearing demand accounts, a $38.9 million, or 255.2% increase in savings accounts and a $5.8 million, or 14.0% decrease in time deposits $100,000 or more from December 31, 2004 to June 30, 2005. These trends in deposits can be attributed to the introduction by the Company of a new savings product with a premium interest rate. Customers with qualifying balances were able to transfer their funds into premium savings accounts to take advantage of the higher interest rate. The premium savings accounts explain the decrease in interest bearing demand accounts and a portion of the decrease in time deposits $100,000 or more. The premium savings accounts also attracted new deposits and new customers who moved their accounts from other institutions. The Company also allowed several high interest rate time deposits of $100,000 or more to run off causing the remainder of the decrease in that deposit category. Noninterest bearing demand accounts increased $10.0 million, or 10.8% from December 31, 2004 to June 30, 2005.

Results of Operations

During the first six months of 2005, the Company had net income of $2.5 million, or 36.0% higher than net income of $1.8 million in the first half of 2004. Net income produced a return of 1.4 % on average total assets and 11.5% on average shareholders’ equity in the first half of 2005. During the comparable period in 2004, these ratios were 1.2% and 8.9% respectively. Net income for the three months ended June 30, 2005 was $1.3 million compared to $ 688 thousand for the three months ended June 30, 2004. Diluted earnings per share increased 36.4% to $0.30 per share for the first six months of 2005 compared to $0.22 per share for the first six months of 2004. Diluted earnings per share increased 100% to $0.16 per share for the three months ended June 30, 2005 compared to $0.08 per share for the three months ended June 30, 2004. Increases in net income and diluted earnings per share in both the first half and second quarter of 2005 were driven largely by strong loan growth in a rising interest rate environment. In addition, the comparison between the second quarters of 2005 and 2004 was positively affected by a provision for loan losses related to a specific loan that was recorded in the second quarter of 2004.

Net interest income, the principal source of income for the Company, represents interest and fees earned from lending and investment activities less the interest paid to fund these activities. Variations in the volume and mix of interest earning assets and interest bearing liabilities and their relative sensitivity to interest rate movements impact net interest income. Net interest income for the first six months of 2005 was $8.5 million, a $1.9 million increase over the first six months of 2004. Net interest income for the three months ended June 30, 2005 was $4.5 million, a $1.1 million increase over the same time period in 2004.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. The Company’s net interest margin increased from 4.5% during the first six months of 2004 to 5.0% for the same period in 2005. This increase can be attributed to loan growth, a resulting shift in the mix of interest earning assets, and rising interest rates. Average loans, the Company’s highest interest earning asset category, accounted for 78.3% of average assets during the first six months of 2005 compared to 68.8% during the first six months of 2004. In addition, interest rates were a factor in net interest income and net interest margin. The Federal Funds targeted rate ranged from 2.25% to 3.25% during the first six months of 2005 compared to 1.00% during the first six months of 2004. The higher federal funds rate resulted in comparable increases in bank lending rates.

The Company’s interest earning assets consist primarily of loans, investment securities, interest bearing deposits in other banks, and overnight funds sold. Interest income on loans, including fees, increased $2.9 million to $10.5 million for the six months ended June 30, 2005 compared to the same time period during 2004. This increase resulted from the 43 basis point increase experienced in the average interest yield along with the $68.5 million increase in the average loan balance. Interest income on loans, including fees, increased $1.6 million to $5.5 million for the three months ended June 30, 2005 compared to the same time period during 2004. Interest income on investment securities decreased $338 thousand to $610 thousand for the six months ended June 30, 2005 compared to the same time period during 2004. The $22.6 million decline in the average investment securities balance and a 5 basis point decrease in the average interest yield produced this decrease. Interest income on investment securities decreased $124 thousand to $349 thousand for the three months ended June 30, 2005 compared to the same time period during 2004.

Interest income on interest bearing deposits in other banks increased $73 thousand for the six months ended June 30, 2005 compared to the same time period during 2004. This increase was the result of the $4.5 million increase in average interest bearing deposits in other banks balance as well as the 211 basis point increase in the average interest yield. Interest income on interest bearing deposits in other banks increased $62 thousand for the three months ended June 30, 2005 compared to the same time period during 2004. Interest income on overnight funds sold increased $18 thousand to $65 thousand for the six months ended June 30, 2005 compared to the same time period during 2004. This increase was due to the 178 basis point increase experienced in the average interest yield, partially offset by the $5.3 million decrease in the average overnight funds sold balance. Interest income on overnight funds sold increased $20 thousand to $35 thousand for the three months ended June 30, 2005 compared to the same time period during 2004.

The Company’s interest bearing liabilities consist of deposit accounts and other borrowings. Interest expense from deposits increased $499 thousand, to $2.2 million for the six months ended June 30, 2005 compared to the same time period during 2004. This increase resulted from the 38 basis point increase experienced in the average interest rate, as well as the $14.6 million increase in the average interest bearing deposit balance, most notably the premium savings account balance. Interest expense from deposits increased $361 thousand, to $1.2 million for the three months ended June 30, 2005 compared to the same time period during 2004. Interest expense from other borrowings, which consist of FHLB borrowings and overnight funds purchased, increased $261 thousand to $505 thousand for the six months ended June 30, 2005 compared to the same time period during 2004. The $15.1 million increase in the average other borrowings balance and the 23 basis point increase in the average interest rate, produced this result. Interest expense from other borrowings increased $126 thousand to $253 thousand for the three months ended June 30, 2005 compared to the same time period during 2004.

The Company’s provision for loan losses for the first six months of 2005 was $309 thousand compared to $683 thousand for the same period in 2004. This decrease was due to the additional $500 thousand provision for a specific loan recorded in the second quarter of 2004. This is the primary reason for the decrease in the provision for loan losses in the three months ended June 30, 2005 of $162 thousand compared to $599 thousand in the same time period during 2004.

The Company reported a decrease in total noninterest income of $482 thousand, or 22.3%, for the first six months of 2005 compared to the same period in 2004. In order to improve liquidity and allow for the growth in the loan portfolio, the Company sold investment securities and recognized a gain of $495 thousand during the first six months of 2004, of which $109 thousand was recognized during the second quarter of 2004. There were no sales of investment securities during the first six months of 2005. Service charges on deposit accounts, the Company’s primary source of noninterest income, decreased $8 thousand, or 0.8%, for the first six months of 2005 compared to the same period in 2004. Other service charges and fees increased $20 thousand, or 2.8%, for the first six months of 2005 compared to the first six months of 2004 primarily due to an increase in check cashing fees during 2005. Noninterest income comprised 13.0% of total revenue in the first six months of 2005 compared with 20.2% in the first six months of 2004. Total noninterest income decreased $140 thousand, or 15.4%, for the three months ended June 30, 2005 compared to the same period in 2004.

Noninterest expense represents the overhead expenses of the Company. Total noninterest expense increased $808 thousand, or 15.4%, for the first six months of 2005 compared to the first six months of 2004. This increase was primarily attributable to a 15.2% increase in salaries and employee benefits resulting from the addition of new positions early in 2005 and normal annual salary adjustments. Occupancy expense increased to $480 thousand for the six months ended June 30, 2005 compared to $440 thousand for the same time period in 2004 due primarily to the addition of the Great Bridge branch on January 31, 2005. Data processing expense, another category of noninterest expense, posted an increase of 19.4% during the first six months of 2005 compared to the first six months of 2004, which was associated with the upgrade of many components of the data processing department during 2005. Other noninterest expenses posted an increase of 17.0% for the first six months of 2005 compared to the same time period during 2004 primarily due to expenses associated with opening the new Great Bridge branch as well as an increase in professional fees. The ratio of noninterest expense to average total assets was 1.6% for the first six months of 2005 and also for the first six months of 2004. Total noninterest expense increased $460 thousand, or 17.5%, for the three months ended June 30, 2005 compared to the same time period in 2004.

Capital Resources and Liquidity

Total shareholders’ equity increased $1.3 million, or 2.9%, to $44.9 million at June 30, 2005 compared to $43.6 million at December 31, 2004. As of June 30, 2005, the Company and the Bank were considered ‘well-capitalized”, the highest category of capitalization defined by the Federal Reserve Bank (FRB). The Company continually monitors current and projected capital adequacy positions of both the Company and the Bank. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives, and returns to the stockholders in the form of dividends. On March 15, 2005, the Company paid an $0.18 per share dividend, totaling $1.5 million. On September 15, 2004, the Company paid a $0.18 per share dividend, totaling $1.4 million. On March 15, 2004, the Company paid a $0.15 per share dividend, totaling $1.2 million.

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

Contractual Obligations

The Company’s contractual obligations consist of FHLB borrowings, time deposits, and operating lease obligations. FHLB borrowings increased to $30.5 million at June 30, 2005 compared with $23.0 million at December 31, 2004. The increased borrowings were used by the Company to fund a portion of its loan growth.

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

The expected effect on net income for the twelve months following June 30, 2005 and December 31, 2004 due to a shock in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

(in thousands)	June 30, 2005 Change in Net Income		December 31, 2004 Change in Net Income
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$1,884	35.98%	$1,326	30.86%
+ 100 basis points	940	17.96%	653	15.19%
- 100 basis points	(916)	-17.50%	(551)	-12.83%
- 200 basis points	(1,708)	-32.62%	(1,026)	-23.87%

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

The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of June 30, 2005 or 2004.

ITEM 4 – CONTROLS AND PROCEDURES

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the normal course of business the Company is a party to various legal proceedings and disputes that may lead to litigation. Based on information presently available, management does not expect such matters to have a material impact on the Company’s financial condition or future operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During 2004, the Company repurchased 35,110 shares of its common stock in open market and privately negotiated transactions, in accordance with the Board of Director approved open ended stock repurchase program. During the first six months of 2005, the Company repurchased 84,855 shares of its common stock in open market and privately negotiated transactions. Detail for the transactions conducted during the second quarter of 2005 appears below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that May yet be Purchased Under the Plans or Programs
Month #1 April 1, 2005 - April 30, 2005	—	—	—	—
Month #2 May 1, 2005 – May 31, 2005	—	—	—	—
Month #3 June 1, 2005 – June 30, 2005	64,731	$10.00	64,731	—
Total	64,731	$10.00	64,731	—

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on April 26, 2005.

The shareholders of the Company re-elected Robert H. Powell III, Bobby L. Ralph, and Emil A. Viola as directors of the Company with 5,948,518 shares representing 73.75% of the outstanding stock voting for the election.

The shareholders of the Company voted for the election of KPMG LLP as the Company’s independent public accountants for 2005 with 5,959,212 shares representing 73.88% of the outstanding stock ratifying the election.

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

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification

The Rule 13a-14(a)/15d-14(a) certification of Donald W. Fulton, Jr. is filed herewith.

Exhibit 32.1 – Section 1350 Certifications

The Section 1350 Certification of Jack W. Gibson and Donald W. Fulton, Jr. is filed herewith.

Form 8K – filed April 26, 2005, related to the release of earnings for the first quarter of 2005, is incorporated herein by reference.

Form 8K – filed June 2, 2005, related to the creation of a direct financial obligation in the form of a lease agreement, is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: August 8, 2005	/s/ Donald W. Fulton, Jr.
Donald W. Fulton, Jr.
Senior Vice President and
Chief Financial Officer