Form 10-Q
period 2005-09-30
HAMPTON ROADS BANKSHARES INC
filed 2005-11-09
CIK 1143155

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2005.

Common Stock, $.625 Par Value	8,177,973 Shares

HAMPTON ROADS BANKSHARES, INC.

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets

	(Unaudited) September 30, 2005	December 31, 2004
Assets:
Cash and due from banks	$15,031,392	$12,102,200
Overnight funds sold	13,006,920	7,293,557
Interest bearing deposits in other banks	443,514	377,728

Cash and cash equivalents	28,481,826	19,773,485
Investment securities available-for-sale, at market value	62,111,831	36,678,835
Federal Home Loan Bank stock	2,057,100	1,667,400
Federal Reserve Bank stock	652,400	648,350

Total investments	64,821,331	38,994,585
Loans	287,742,045	275,190,194
Allowance for loan losses	(3,516,341)	(3,070,600)

Net loans	284,225,704	272,119,594
Premises and equipment	10,519,946	9,793,383
Interest receivable	1,550,792	1,253,674
Deferred tax asset	1,609,491	1,294,150
Other assets	2,030,113	1,740,059

Total assets	$393,239,203	$344,968,930

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest bearing demand	$104,848,833	$91,944,270
Interest bearing:
Demand	46,592,058	64,459,435
Savings	66,477,469	15,253,363
Time deposits:
Less than $100,000	61,533,066	61,699,232
$100,000 or more	33,038,447	41,759,058

Total deposits	312,489,873	275,115,358
Interest payable	448,813	409,899
Other liabilities	3,928,069	2,818,113
Federal Home Loan Bank borrowings	30,500,000	23,000,000

Total liabilities	347,366,755	301,343,370

Shareholders’ equity:
Common stock, $.625 par value. Authorized 40,000,000 shares; issued and outstanding 8,177,973 shares in 2005 and 8,059,528 shares in 2004	5,111,233	5,037,205
Capital Surplus	21,857,909	20,626,500
Retained earnings	19,275,011	18,170,928
Accumulated other comprehensive loss, net of tax	(371,705)	(209,073)

Total shareholders’ equity	45,872,448	43,625,560

Total liabilities and shareholders’ equity	$393,239,203	$344,968,930

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Interest Income:
Loans, including fees	$5,618,691	$4,211,864	$16,082,988	$11,746,125
Investment securities	489,777	407,046	1,099,787	1,355,328
Overnight funds sold	58,697	8,791	123,614	56,130
Interest bearing deposits in other banks	79,390	1,511	154,478	4,017

Total interest income	6,246,555	4,629,212	17,460,867	13,161,600

Interest Expense:
Deposits:
Demand	77,148	85,163	242,547	318,874
Savings	349,875	25,499	708,847	73,105
Time deposits:
Less than $100,000	538,095	502,819	1,621,007	1,539,784
$100,000 or more	316,347	185,409	900,649	559,219

Interest on deposits	1,281,465	798,890	3,473,050	2,490,982
Federal Home Loan Bank borrowings	248,715	140,361	743,854	385,066
Overnight funds purchased	—	—	10,235	100

Total interest expense	1,530,180	939,251	4,227,139	2,876,148

Net interest income	4,716,375	3,689,961	13,233,728	10,285,452
Provision for loan losses	177,000	114,000	486,000	797,000

Net interest income after provision for loan losses	4,539,375	3,575,961	12,747,728	9,488,452

Noninterest Income:
Service charges on deposit accounts	502,883	488,519	1,446,008	1,439,206
Gain on sale of investment securities	—	12,507	—	507,500
Other service charges and fees	346,677	304,010	1,084,493	1,021,665

Total noninterest income	849,560	805,036	2,530,501	2,968,371

Noninterest Expense:
Salaries and employee benefits	1,891,206	1,675,979	5,627,928	4,918,414
Occupancy	260,376	229,240	739,908	669,161
Data processing	135,207	117,176	406,454	344,261
Other	819,658	647,505	2,399,577	1,997,913

Total noninterest expense	3,106,447	2,669,900	9,173,867	7,929,749

Income before provision for income taxes and cumulative effect of change in accounting principle	2,282,488	1,711,097	6,104,362	4,527,074
Provision for income taxes	779,777	582,700	2,092,470	1,553,267

Net income before cumulative effect of change in accounting principle	1,502,711	1,128,397	4,011,892	2,973,807
Cumulative effect of change in accounting principle, net of taxes of $23,607	—	45,825	—	45,825

Net income	$1,502,711	$1,174,222	$4,011,892	$3,019,632

Earnings Per Share:
Basic earnings per share before cumulative effect of change in accounting principle	$0.19	$0.14	$0.49	$0.37
Cumulative effect of change in accounting principle	—	0.01	—	0.01

Basic earnings per share	$0.19	$0.15	$0.49	$0.38

Diluted earnings per share before cumulative effect of change in accounting principle	$0.18	$0.13	$0.48	$0.36
Cumulative effect of change in accounting principle	—	0.01	—	0.01

Diluted earnings per share	$0.18	$0.14	$0.48	$0.37

Basic weighted average shares outstanding	8,105,214	7,981,784	8,106,031	7,959,891
Effect of dilutive stock options	227,984	256,436	243,596	278,300

Diluted weighted average shares outstanding	8,333,198	8,238,220	8,349,627	8,238,191

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Shareholders’ Equity

Nine Months ended September 30, 2005 and the Year ended December 31, 2004

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Total
	Shares	Amount
Balance at December 31, 2003	7,908,708	$4,942,943	$19,200,754	$16,660,715	$510,061	$41,314,473

Comprehensive income:
Net income	—	—	—	4,134,015	—	4,134,015
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $370,462	—	—	—	—	(719,134)	(719,134)

Total comprehensive income						3,414,881
Shares issued related to:
401(k) plan	9,365	5,853	88,733	—	—	94,586
Exercise of stock options	67,799	42,374	376,822	—	—	419,196
Dividend reinvestment	108,880	68,050	1,197,310	—	—	1,265,360
Payout of fractional shares	(114)	(72)	(1,252)	—	—	(1,324)
Common stock repurchased	(35,110)	(21,943)	(373,863)	(1,154)	—	(396,960)
Tax benefit of stock option exercises	—	—	137,996	—	—	137,996
Cash dividends ($0.33 per share)	—	—	—	(2,622,648)	—	(2,622,648)

Balance at December 31, 2004	8,059,528	5,037,205	20,626,500	18,170,928	(209,073)	43,625,560

(Unaudited)

Comprehensive income:
Net income	—	—	—	4,011,892	—	4,011,892
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $83,781	—	—	—	—	(162,632)	(162,632)

Total comprehensive income						3,849,260
Shares issued related to:
401(k) plan	8,952	5,595	81,689	—	—	87,284
Exercise of stock options	53,282	33,302	372,676	—	—	405,978
Dividend reinvestment	160,628	100,392	1,699,139	—	—	1,799,531
Payout of fractional shares	(80)	(50)	(837)	—	—	(887)
Common stock repurchased	(104,337)	(65,211)	(1,023,826)	(223)	—	(1,089,260)
Tax benefit of stock option exercises	—	—	102,568	—	—	102,568
Cash dividends ($0.36 per share)	—	—	—	(2,907,586)	—	(2,907,586)

Balance at September 30, 2005	8,177,973	$5,111,233	$21,857,909	$19,275,011	$(371,705)	$45,872,448

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004
Operating Activities:
Net income	$4,011,892	$3,019,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	460,143	427,133
Provisions for loan losses	486,000	797,000
Stock-based compensation expense	128,150	97,550
Net amortization of premiums and accretion of discounts on investment securities	392,806	167,627
(Gain) loss on sale of premises and equipment	668	(6,610)
Gain on sale of investment securities	—	(507,500)
Loss on sale of real estate acquired in settlement of loans	—	3,575
Deferred taxes	(231,560)	(309,782)
Changes in:
Interest receivable	(297,118)	241,895
Other assets	(290,054)	(175,925)
Interest payable	38,914	(33,500)
Other liabilities	1,212,261	786,385

Net cash provided by operating activities	5,912,102	4,507,480

Investing Activities:
Proceeds from maturities and calls of investment securities	7,927,785	2,001,584
Proceeds from sales of investment securities	—	44,667,500
Purchase of investment securities	(34,000,000)	(17,660,000)
Proceeds from sale of Federal Home Loan Bank stock	112,500	—
Purchase of Federal Home Loan Bank stock	(502,200)	(275,000)
Purchase of Federal Reserve Bank stock	(4,050)	(3,000)
Net increase in total loans	(12,592,110)	(45,817,431)
Purchase of premises and equipment	(1,187,374)	(258,056)
Proceeds from sale of premises and equipment	—	7,475
Proceeds from sale of real estate acquired in settlement of loans	—	100,239

Net cash used in investing activities	(40,245,449)	(17,236,689)

Financing Activities:
Net increase (decrease) in deposits	37,374,515	(1,759,197)
Net increase in Federal Home Loan Bank borrowings	7,500,000	8,000,000
Common stock repurchased	(1,089,260)	(344,118)
Dividends reinvested	1,799,531	1,265,447
Proceeds from shares issued related to 401(k) plan	87,284	94,586
Proceeds from exercise of stock options	277,204	93,072
Dividends paid	(2,907,586)	(2,622,648)

Net cash provided by financing activities	43,041,688	4,727,142

Increase (decrease) in cash and cash equivalents	8,708,341	(8,002,067)
Cash and cash equivalents at beginning of period	19,773,485	23,534,683

Cash and cash equivalents at end of period	$28,481,826	$15,532,616

Supplemental cash flow information:
Cash paid during the period for interest	$4,188,225	$2,909,648
Cash paid during the period for income taxes	1,942,000	1,792,876
Supplemental noncash information:
Value of shares exchanged in exercise of stock options	53,723	—
Reduction in stock options payable from stock options exercised	128,774	12,348
Tax benefit of stock option exercises	102,568	31,762

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2005

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

Bank of Hampton Roads was organized in March 1987 and commenced banking operations in December 1987. The Bank engages in a general community and commercial banking business, emphasizing the needs of individuals, as well as small and medium sized business in its primary service area.

In January 2004, the Company formed Hampton Roads Investments, Inc., a wholly owned subsidiary, to provide securities, brokerage, and investment advisory services. It is a full service investment company handling all aspects of wealth management including stocks, bonds, annuities, mutual funds and financial advice.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

The Company adopted the disclosure only provision of SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. These statements allow an entity to continue to measure compensation cost for these plans using the intrinsic value-based method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company elected to follow APB No. 25 and related interpretations in accounting for its employee stock options.

Pro forma information regarding net income and earnings per share as required by SFAS No. 123 and SFAS No. 148 has been determined as if the Company had been accounting for its employee stock options under the fair-value method. The fair value of all currently outstanding options was estimated at the date of the grant using the binomial tree option-pricing model. Certain characteristics of the options granted during the first quarter of 2004 and 2005, including the low volatility of the underlying stock, the high dividend yield, and the employee pay-down of the exercise price, caused the stock based compensation expense based on APB No. 25 and the pro forma expense based on SFAS No. 123 to be the same. Pro forma results and a summary of the assumptions used for the three and nine months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Reported net income	$1,502,711	$1,174,222	$4,011,892	$3,019,632
Stock based compensation expense (net of tax)
Actual expense based on APB No. 25	—	—	84,579	64,383
Pro forma expense based on SFAS No.123	—	—	(84,579)	(64,383)

Pro forma net income	$1,502,711	$1,174,222	$4,011,892	$3,019,632

Net income per share:
Basic - as reported	$0.19	$0.15	$0.49	$0.38
Basic - pro forma	0.19	0.15	0.49	0.38
Diluted - as reported	0.18	0.14	0.48	0.37
Diluted - pro forma	0.18	0.14	0.48	0.37
Assumptions:
Risk - free interest rate	—	—	4.29%	3.94%
Volatility	—	—	21.62%	21.62%
Dividend yield	—	—	3.69%	3.69%
Weighted average grant date fair value of options	—	—	$4.88	$5.05
Days to expiration	—	—	3,650	3,650

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

NOTE B – INVESTMENT SECURITIES

The amortized cost and estimated market values of investment securities available-for-sale were:

	September 30, 2005		December 31,2004
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Agency securities	$62,564,757	$62,003,750	$36,882,534	$36,566,888
U.S. Treasury securities	100,000	97,852	100,000	98,926
Mortgage-backed securities	10,263	10,229	13,077	13,021

Total securities available-for-sale	$62,675,020	$62,111,831	$36,995,611	$36,678,835

NOTE C – LOANS

Major classifications of loans are summarized as follows:

	September 30, 2005	December 31, 2004
Commercial	$60,017,879	$58,500,942
Construction	91,122,238	73,507,730
Real estate-commercial mortgage	103,068,241	108,314,059
Real estate-residential mortgage	18,842,205	17,900,146
Installment loans to individuals	14,930,864	17,250,885
Deferred loan fees and related costs	(239,382)	(283,568)

Total loans	$287,742,045	$275,190,194

Non-performing assets were as follows:

	September 30, 2005	December 31, 2004
Loans 90 days past due and still accruing interest	$361,085	$469,146
Nonaccrual loans	1,826,143	1,904,430
Real estate acquired in settlement of loans	—	—

	$2,187,228	$2,373,576

Information on impaired loans was as follows:

	September 30, 2005	December 31, 2004
Impaired loans for which an allowance has been provided	$1,805,748	$1,887,542
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$1,805,748	$1,887,542

Allowance provided for impaired loans, included in the allowance for loan losses	$361,150	$377,508

Average balance in impaired loans	$1,868,994	$1,911,411

Interest income recognized from impaired loans	$—	$—

NOTE D – ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the nine months ended September 30, 2005 and 2004 were as follows:

	2005	2004
Balance at beginning of period	$3,070,600	$2,948,011
Provision for loan losses	486,000	797,000
Loans charged off	(63,745)	(196,168)
Recoveries	23,486	102,660

Balance at end of period	$3,516,341	$3,651,503

NOTE E – PREMISES, EQUIPMENT AND LEASES

Premises and equipment consisted of the following:

	September 30, 2005	December 31, 2004
Land	$3,580,313	$3,580,313
Buildings and improvements	6,326,966	6,045,139
Equipment, furniture and fixtures	4,387,972	3,858,818

	14,295,251	13,484,270
Less accumulated depreciation and amortization	(3,775,305)	(3,690,887)

Net premises and equipment	$10,519,946	$9,793,383

On May 26, 2005, the Company entered into a lease agreement for a portion of the first floor and the entire second floor of the Dominion Tower building located in downtown Norfolk, Virginia. The Company opened a branch office in the leased space on the first floor and plans to relocate the executive offices on the second floor during the fourth quarter of 2005. Rent is payable in monthly installments of $42,962 beginning 425 days after the commencement date and will be increased annually by 3%. Future minimum lease payments related to the Dominion Tower lease, by year and in the aggregate, are as follows:

Remainder of 2005	$—
2006	85,925
2007	518,126
2008	533,670
2009	549,680
2010-2016	4,222,785

$5,910,186

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

Financial Condition

Total average assets, a benchmark used by banks when comparing size, are the strongest indicator of our continuous growth. Average assets increased $54.8 million, or 17.1%, to a new high of $376.2 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. Total assets at September 30, 2005 were $393.2 million, an increase of $48.3 million, or 14.0%, over December 31, 2004 total assets of $345.0 million.

As a community bank, the Company has a primary objective of meeting the business and consumer credit needs within its market where standards of profitability, client relationships and credit quality can be met. The loan portfolio grew $12.6 million, or 4.6%, to $287.7 million as of September 30, 2005 compared to December 31, 2004. This growth can be attributed to the strong loan demand experienced in the construction and commercial categories of the loan portfolio during the first and second quarters of 2005. Loan demand began to drop off slightly in the third quarter of 2005 and the Company experienced several significant loan payoffs in the commercial real estate category.

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through ongoing credit review processes, the Company conducts an independent and comprehensive allowance analysis for its loan portfolio at least quarterly. The allowance for loan losses was $3.5 million, or 1.2% of outstanding loans, as of September 30, 2005 compared with $3.1 million, or 1.1% of outstanding loans, as of December 31, 2004. Management considers the allowance for loan losses to be appropriate.

The Company’s investment portfolio consists of available-for-sale U.S. Agency, U.S. Treasury and mortgage-backed securities. At September 30, 2005, the estimated market value of investment securities held by the Company was $62.1 million, up $25.4 million or 69.3%, from $36.7 million at December 31, 2004. The increase was the result of the purchase of investment securities with a par value of $34.0 million netted against maturities of investment securities with a par value of $7.9 million along with the change in unrealized gains or losses on available-for-sale investment securities and unamortized premiums on the remaining investment securities.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s balance sheet growth is largely determined by the availability of deposits in its market, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at September 30, 2005 increased $37.4 million, or 13.6%, to $312.5 million compared to December 31, 2004. Significant changes in the deposit categories include an increase of 12.9 million, or 14.0% from December 31, 2004 to September 30, 2005 in noninterest bearing demand accounts and a $51.2 million, or

335.8% increase in savings accounts. Interest bearing demand accounts decreased $17.9 million, or 27.7%, and time deposits $100,000 or more decreased $8.7 million, or 20.9% from December 31, 2004 to September 30, 2005. These trends in deposits can be attributed to the introduction of a new savings product with a premium interest rate during the first quarter of 2005. Customers with qualifying balances were able to transfer their funds into premium savings accounts to take advantage of the higher interest rate. The premium savings accounts explain the decrease in interest bearing demand accounts and a portion of the decrease in time deposits $100,000 or more. The premium savings accounts also attracted new deposits and new customers who moved their accounts from other institutions. The Company allowed several high interest rate time deposits of $100,000 or more to run off causing the remainder of the decrease in that deposit category.

Results of Operations

During the first nine months of 2005, the Company had net income of $4.0 million, an increase of 32.9% over net income of $3.0 million in the first nine months of 2004. Net income produced a return of 1.4 % on average total assets and 12.1% on average shareholders’ equity in the nine months of 2005. During the comparable period in 2004, these ratios were 1.3% and 9.7% respectively. Net income for the three months ended September 30, 2005 was $1.5 million compared to $1.2 million for the three months ended September 30, 2004. Diluted earnings per share increased 29.7% to $0.48 per share for the first nine months of 2005 compared to $0.37 per share for the first nine months of 2004. Diluted earnings per share increased 28.6% to $0.18 per share for the three months ended September 30, 2005 compared to $0.14 per share for the three months ended September 30, 2004. Increases in net income and diluted earnings per share in both the first nine months and third quarter of 2005 were driven largely by strong loan growth in a rising interest rate environment. In addition, the comparison between the first nine months of 2005 and 2004 was affected by a provision for loan losses related to a specific loan and offsetting gains on the sale of investment securities recorded in the first nine months of 2004.

Net interest income, the principal source of income for the Company, represents interest and fees earned from lending and investment activities less the interest paid to fund these activities. Variations in the volume and mix of interest earning assets and interest bearing liabilities and their relative sensitivity to interest rate movements impact net interest income. Net interest income for the first nine months of 2005 was $13.2 million, a $2.9 million, or 28.7% increase over the first nine months of 2004. Net interest income for the three months ended September 30, 2005 was $4.7 million, a $1.0 million, or 27.8% increase over the same time period in 2004.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. The Company’s net interest margin increased from 4.6% during the first nine months of 2004 to 5.1% for the same period in 2005. This increase can be attributed to loan growth, a resulting shift in the mix of interest earning assets, and rising interest rates. Average loans, the Company’s highest interest earning asset category, accounted for 76.8% of average assets during the first nine months of 2005 compared to 70.5% during the first nine months of 2004. In addition, interest rates were a factor in net interest income and net interest margin. The Federal Funds targeted rate ranged from 2.25% to 3.75% during the first nine months of 2005 compared to 1.00% to 1.75% during the first nine months of 2004. The higher federal funds rate resulted in comparable increases in bank lending rates.

The Company’s interest earning assets consist primarily of loans, investment securities, interest bearing deposits in other banks, and overnight funds sold. Interest income on loans, including fees, increased $4.3 million to $16.1 million for the nine months ended September 30, 2005 compared to the same time period during 2004. This increase resulted from the 51 basis point increase experienced in the average interest yield along with the $62.4 million increase in the average loan balance. Interest income on loans, including fees, increased $1.4 million to $5.6 million for the three months ended September 30, 2005 compared to the same time period during 2004. Interest income on investment securities decreased $256 thousand to $1.1 million for the nine months ended September 30, 2005 compared to the same time period during 2004. The $15.3 million decline in the average investment securities balance partially offset by a 21 basis point increase in the average interest yield produced this decrease. Interest income on investment securities increased $83 thousand to $490 thousand for the three months ended September 30, 2005 compared to the same time period during 2004. Interest income on interest bearing deposits in other banks increased $150 thousand for the nine months ended September 30, 2005 compared to the same time period during 2004. This increase was the result of the $5.9 million increase in average interest bearing deposits in other banks balance as well as the 230 basis point increase in the average interest yield. Interest income on interest bearing deposits in other banks increased $78 thousand for the three months ended September 30, 2005 compared to the same time period during 2004. Interest income on overnight funds sold increased $67 thousand to $124 thousand for the nine months ended September 30, 2005 compared to the same time period during 2004. This increase was due to the 211 basis point increase experienced in the average interest yield, partially offset by the $2.2 million decrease in the average overnight funds sold balance. Interest income on overnight funds sold increased $50 thousand to $59 thousand for the three months ended September 30, 2005 compared to the same time period during 2004.

The Company’s interest bearing liabilities consist of deposit accounts and other borrowings. Interest expense from deposits increased $982 thousand, to $3.5 million for the nine months ended September 30, 2005 compared to the same time period during 2004. This increase resulted from the 46 basis point increase experienced in the average interest rate, as well as the $21.2 million increase in the average interest bearing deposit balance, most notably the premium savings account balance. Interest expense from deposits increased $483 thousand, to $1.3 million for the three months ended September 30, 2005 compared to the same time period during 2004. Interest expense from other borrowings, which consist of FHLB borrowings and overnight funds purchased, increased $369 thousand to $754 thousand for the nine months ended September 30, 2005 compared to the same time period during 2004. The $13.9 million increase in the average other borrowings balance and the 25 basis point increase in the average interest rate, produced this result. Interest expense from other borrowings increased $108 thousand to $249 thousand for the three months ended September 30, 2005 compared to the same time period during 2004.

The Company’s provision for loan losses for the first nine months of 2005 was $486 thousand compared to $797 thousand for the same period in 2004. This decrease was due to the additional $500 thousand provision for a specific loan recorded in the second quarter of 2004. The provision for loan losses for the three months ended September 30, 2005 was $177 thousand compared to $114 thousand for the same time period in 2004. This increase was due to the larger loan portfolio at September 30, 2005 along with a decline in several of the economic factors that management monitors when determining the economic risk to the loan portfolio.

The Company reported a decrease in total noninterest income of $438 thousand, or 14.8%, for the first nine months of 2005 compared to the same period in 2004. In order to improve liquidity and allow for the growth in the loan portfolio, the Company sold investment securities and recognized a gain of $495 thousand during the first nine months of 2004. There were no sales of investment securities during the first nine months of 2005. Service charges on deposit accounts, the Company’s primary source of noninterest income, remained relatively consistent at $1.4 million for the first nine months of 2005 and 2004. Other service charges and fees increased $63 thousand, or 6.1%, for the first nine months of 2005 compared to the first nine months of 2004. Noninterest income comprised 12.7% of total revenue in the first nine months of 2005 compared with 18.4% in the first nine months of 2004. Total noninterest income increased $45 thousand, or 5.5%, for the three months ended September 30, 2005 compared to the same period in 2004.

Noninterest expense represents the overhead expenses of the Company. Total noninterest expense increased $1.2 million, or 15.7%, for the first nine months of 2005 compared to the first nine months of 2004. This increase was partially attributable to a 14.4% increase in salaries and employee benefits resulting from the addition of new positions early in 2005 and normal annual salary adjustments. Occupancy expense increased to $740 thousand for the nine months ended September 30, 2005 compared to $669 thousand for the same time period in 2004 due primarily to the addition of the Great Bridge branch on January 31, 2005 and the Dominion Tower branch on August 16, 2005. Data processing expense, another category of noninterest expense, posted an increase of 18.1% during the first nine months of 2005 compared to the first nine months of 2004, which was associated with the upgrade of many components of the data processing department during 2005. Other noninterest expenses posted an increase of 20.1% for the first nine months of 2005 compared to the same time period during 2004 primarily due to expenses associated with opening the new Great Bridge and Dominion Tower branches as well as an increase in professional fees. The ratio of noninterest expense to average total assets was 2.4% for the first nine months of 2005 compared to 2.5% for the first nine months of 2004. Total noninterest expense increased $437 thousand, or 16.4%, for the three months ended September 30, 2005 compared to the same time period in 2004.

Occupancy expense is expected to continue to increase due to the lease agreement entered into during 2005 for portions of the first floor and the entire second floor of the Dominion Tower building. The initial term of the lease is for eleven years and two months. Additional information on the lease agreement can be found in the Company’s filing on Form 8-K dated June 2, 2005.

Capital Resources and Liquidity

Total shareholders’ equity increased $2.2 million, or 5.2%, to $45.9 million at September 30, 2005 compared to $43.6 million at December 31, 2004. As of September 30, 2005, the Company and the Bank were considered ‘well-capitalized”, the highest category of capitalization defined by the Federal Reserve Bank (FRB). The Company continually monitors current and projected capital adequacy positions of both the Company and the Bank. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives, and returns to the stockholders in the form of dividends.

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

Contractual Obligations

The Company’s contractual obligations consist of FHLB borrowings, time deposits, and operating lease obligations. FHLB borrowings increased to $30.5 million at September 30, 2005 compared with $23.0 million at December 31, 2004. The increased borrowings were used by the Company to fund a portion of its loan growth.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses may be required. For more information on the Company’s allowance for loan losses policy, see Footnote No. 1 in the Notes to Consolidated Financial Statements contained in the 2004 Annual Report.

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

The expected effect on net income for the twelve months following September 30, 2005 and December 31, 2004 due to a shock in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

	September 30, 2005 Change in Net Income		December 31, 2004 Change in Net Income
(in thousands)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$1,924	31.38%	$1,326	30.86%
+ 100 basis points	961	15.67%	653	15.19%
- 100 basis points	(953)	-15.55%	(551)	-12.83%
- 200 basis points	(1,826)	-29.78%	(1,026)	-23.87%

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

The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of September 30, 2005 or December 31, 2004.

ITEM 4 – CONTROLS AND PROCEDURES

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During 2004, the Company repurchased 35,110 shares of its common stock in open market and privately negotiated transactions, in accordance with the Board of Director approved open ended stock repurchase program. During the first nine months of 2005, the Company repurchased 104,337 shares of its common stock in open market and privately negotiated transactions. Detail for the transactions conducted during the third quarter of 2005 appears below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that May yet be Purchased Under the Plans or Programs
Month #1 July 1, 2005 - July 31, 2005	498	$10.25	498	—

Month #2 August 1, 2005 – August 31, 2005	—	—	—	—

Month #3 September 1, 2005 – September 30, 2005	18,984	$10.78	18,984	—

Total	19,482	$10.77	19,482	—

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no submission of matters to a vote of security holders during the quarter.

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

Exhibit 31.2 – Rule 13a-14(a)/15d-14(a) Certification

The Rule 13a-14(a)/15d-14(a) certification of Donald W. Fulton, Jr. is filed herewith.

Exhibit 32.1 – Section 1350 Certifications

The Section 1350 Certification of Jack W. Gibson and Donald W. Fulton, Jr. is filed herewith.

Form 8K – filed July 13, 2005, related to the release of earnings for the second quarter of 2005, is incorporated herein by reference.

Form 8K – filed August 11, 2005, related a declaration of dividend payable during the third quarter of 2005, is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: November 7, 2005	/s/ Donald W. Fulton, Jr.
Donald W. Fulton, Jr.
Senior Vice President and
Chief Financial Officer