Form 10-K
period 2005-12-31
HAMPTON ROADS BANKSHARES INC
filed 2006-03-16
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

Commission file number 005-62335

Hampton Roads Bankshares, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-2053718
(State or other jurisdiction of incorporation or organization)	(IRS Employer I.D. No.)

999 Waterside Dr., 2nd Floor, Norfolk, VA 23510

(Address of principal executive offices)

Registrant’s telephone number, including area code (757) 217-1000

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.625 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a:	Large accelerated filer ☐
Accelerated filer ☒
Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company.    Yes  ☐    No  ☒

The aggregate market value of the 7,130,389 voting shares held by non-affiliates as of June 30, 2005 based on the last sales price of $11.31 as recorded by the Bank of Hampton Roads (Transfer Agent) was $80,644,702.

The number of shares outstanding of the issuer’s common stock as of February 24, 2006 was 8,344,434 shares of Common Stock, par value $0.625 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report for the year ended December 31, 2005 are incorporated by reference into Part II, which Annual Report is filed herewith as Exhibit 13.1.

Portions of the proxy statement for the annual shareholders’ meeting to be held April 25, 2006 are incorporated by reference into Part III.

Hampton Roads, Bankshares, Inc.

Form 10-K Annual Report

For the Year Ended December 31, 2005

PART 1

ITEM 1 - DESCRIPTION OF BUSINESS

A. General Development of Business:

Hampton Roads Bankshares, Inc., a Virginia corporation (the “Company”), was incorporated under the laws of the Commonwealth of Virginia on February 28, 2001, primarily to serve as a holding company for the Bank of Hampton Roads (the “Bank”). On July 1, 2001, all Bank of Hampton Roads common stock, par value $0.625 per share, converted into the common stock of Hampton Roads Bankshares, Inc., par value $0.625 per share, on a share for share exchange basis, making the Bank a wholly owned subsidiary of the Company. We accounted for this reorganization in a manner similar to a pooling of interests. Accordingly, the prior period consolidated financial statements of the Company are identical to the prior period consolidated financial statements of the Bank.

The Bank is a Virginia state-chartered commercial bank with 17 full service offices in the Hampton Roads region of southeastern Virginia. The Bank was organized in March 1987 and commenced operations in December 1987. The Bank’s principal executive office moved during the fourth quarter of 2005 and is now located at 999 Waterside Drive, 2nd Floor, Norfolk, VA 23510 and its telephone number is (757) 217-1000.

In January 2004, the Company formed Hampton Roads Investments, Inc., a wholly owned subsidiary, to provide securities, brokerage, and investment advisory services. It is a full service investment company handling all aspects of wealth management including stocks, bonds, annuities, mutual funds and financial advice.

B. Financial Information about Industry Segments:

We do not participate in any industry segments outside of the financial services industry.

C. Narrative Description of Business:

Principal Products or Services:

We engage in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in our primary service area which includes Chesapeake, Suffolk, Norfolk, and Virginia Beach, Virginia. Our principal business is to attract deposits and to loan or invest those deposits on profitable terms. We offer all traditional loan and deposit banking services as well as newer services, such as telephone banking, internet banking, and debit cards. We accept both commercial and consumer deposits. These deposits are in varied forms of both demand and time accounts including checking accounts, interest checking, money market accounts, savings accounts, certificates of deposit, and IRA accounts.

We are heavily involved in the construction and real estate lending market and actively extend both personal and commercial credit. Our loans consist of varying terms and can be secured or unsecured. Loans to individuals are for personal, household, and family purposes. Loans to businesses are for such purposes as working capital, plant expansion, and equipment purchases. Real estate loans are made for both residential and commercial properties. The breakdown of loans by classification under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 10 of the 2005 Annual Report is incorporated herein by reference.

Competition:

The financial services industry remains highly competitive and constantly evolving. We experience strong competition in all aspects of our business. In our market area, we compete with large national and regional financial institutions, savings and loans, and other independent community banks, as well as credit unions, consumer finance companies, mortgage companies, loan production offices, and insurance companies. Many of these institutions have substantially greater assets and capital than we do. In many instances, these institutions have greater lending limits than we do. As of December 31, 2005, the Bank’s legal lending limit to one borrower was $6.6 million, unless we could sell participations in such a loan to other financial institutions. Competition for deposits and loans is affected by factors such as interest rates offered, the number and location of branches, types of products offered, and reputation of the institution. We believe that our pricing of products has remained competitive, but our historical success is primarily attributable to high quality service and community involvement.

Supervision and Regulations:

The Bank

The Bank operates as a state bank subject to supervision and regulation by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “SCC”). The Bureau of Financial Institutions regulates all areas of a Virginia state bank’s commercial banking operations, including reserves, loans, mergers, payment of dividends, establishment of branches and other aspects of operations.

Additionally, the Bank is a member of the Federal Reserve Bank (the “FRB”) system and is subject to the regulations of the FRB. The Bank also is insured by the Federal Deposit Insurance Corporation (the “FDIC”), which insures that member banks pay depositors to the extent provided by law in the event an insured bank is closed without adequately providing for the claims of depositors.

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

On October 26, 2001, the USA Patriot Act of 2001 became federal law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to fight money laundering and grant the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restriction on financial institutions’ operations. The Bank has adopted policies and procedures designed to comply with the IMLAFA.

The Holding Company

General. The Company is registered with the FRB as a financial holding company under the Bank Holding Company Act of 1956 (the “BHCA”), as amended by the Gramm-Leach-Bliley Act and is subject to ongoing regulation, supervision and examination by the FRB. The Company is required to file with the FRB periodic and annual reports and other information concerning its own business operations and those of its subsidiaries. In addition, the BHCA requires a bank holding company to obtain FRB approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more that 5% of such shares, unless it already owns or controls a majority of such voting shares. FRB approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company.

A bank holding company may not, without providing prior notice to the FRB, purchase or redeem its own stock if the gross consideration to be paid, when added to the net consideration paid by such company for all purchases or redemptions by the company of its equity securities within the preceding 12 months, will equal 10% or more of the company’s consolidated net worth unless it meets the requirements of a well-capitalized and well-managed organization.

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

On July 30, 2002, the Sarbanes-Oxley Act of 2002 (“SOX”) became federal law. SOX represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. SOX is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, SOX establishes: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (3) new standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (5) new increased civil and criminal penalties for violation of the securities laws.

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

Pursuant to the Gramm-Leach-Bliley Act, financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto, as determined by the FRB. The Gramm-Leach-Bliley Act identifies several activities as “financial in nature,” including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. Being designated a financial holding company allows insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions. To preserve the flexibility afforded by this new legislation, the Company became a financial holding company on December 1, 2001.

Employees:

As of December 31, 2005, we employed 175 people, of whom 160 were full time employees, including the Bank’s President and nine Senior Vice Presidents.

Acquisitions:

Neither the Company nor the Bank completed any acquisitions in the three fiscal years ended December 31, 2005.

Other:

We have no patents, trademarks, licenses, franchises or other concessions which are considered to be material to the operation of the business.

We have not invested any funds during the past year that would be considered material for research activities relating to the development of services or improvements to existing services.

No significant part of our business is dependent upon a single customer or a base of a few customers. We do not believe that the loss of any one customer would have a material adverse effect on our business.

We do not consider our business to be seasonal in nature.

We have not made any public announcement of programs regarding new services to be offered that would require the investment of a material amount of assets or that otherwise is material to our business.

D. Financial Information about Geographic Areas:

We operate a community bank with no foreign operations.

E. Available Information:

We maintain an internet website at www.bankofhamptonroads.com. This website contains a link to our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. You may also read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at (202) 942-8090. Copies of these materials may be obtained at prescribed rates from the SEC at such address. These materials can also be inspected on the SEC’s web site at www.sec.gov.

F. Reports to Security Holders:

We furnish our annual reports to shareholders prior to the annual meetings of our shareholders, and send proxy statements to shareholders prior to any shareholders’ meeting in compliance with the SEC’s proxy rules. These reports contain financial information that has been examined and reported on, with an opinion expressed by an independent registered public accounting firm.

ITEM 1A. – RISK FACTORS

An investment in our common stock involves various risks. You should carefully understand the risks described below before you invest in our common stock. If any of the following risks actually occur, our business, financial condition, and results of operations could suffer, in which case the trading price of our common stock could decline. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, including those not presently known to us or that we currently considers immaterial, also may impair our business. You should read this section together with the other information presented in this annual report.

We depend on the services of key personnel. The loss of any of these personnel could disrupt our operations, and our business could suffer. Our success depends substantially on the banking relationships maintained with our customers and the skills and abilities of our executive officers and senior lending officers. We have entered into employment agreements with our President and Chief Executive Officer, Jack W. Gibson, and five other executive officers. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain their services. They provide valuable services to us and the unexpected loss of one or more of them could have an adverse impact on our business and possibly result in reduced revenues and earnings. We maintain key man life insurance on Mr. Gibson to provide the Company with some financial protection.

Our business success also is dependent upon our ability to continue to attract, hire, motivate, and retain skilled personnel to develop new customer relationships, as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating, or retaining them.

Our future success is dependent on our ability to compete effectively in a highly competitive banking industry. We face vigorous competition from other banks and other financial institutions, including savings and loan associations, finance companies, and credit unions for deposits, loans, and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch networks, and offer a wider array of banking services. In addition, we also compete with other providers of financial services, such as money market mutual funds, consumer finance companies, mortgage companies, insurance companies, and governmental organizations that may offer more favorable financing than we can. Many of our nonbank competitors are not subject to the same extensive regulations that govern us. As a result, these nonbank competitors have advantages over us in providing certain services. The competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

We serve a limited market area, and an economic downturn in our market area could adversely affect our business. Our current market area consists primarily of the South Hampton Roads portion of Virginia, which includes the cities of Norfolk, Chesapeake, Virginia Beach, and Suffolk. In the event on an economic downturn in this market, the lack of geographic diversification could adversely affect banking business and, consequently, our results of operations and financial condition. Although the local economy is diverse, the military has a significant presence. In 2005, the federal government considered the possibility of military base closures. Although the government ultimately decided not to close any significant military bases in our market at this time, there is no guarantee that it will not do so in the future. A significant reduction in the military presence in our market, whether due to base closures or large troop deployments out of the area, could have a materially adverse impact on the local economy and potentially on our customers and our business.

Because of our business of lending for construction and land development, a downturn in real estate markets could increase our credit losses and negatively affect our financial results. Our loan portfolio includes a substantial amount of loans for construction and land development. If the market for new housing should experience a significant slowdown, it could impact the value of loan collateral, the ability of borrowers to meet required principal and/or interest payments, and, potentially, the volume of loan losses. We are subject to the risk of loan defaults and foreclosures as the result of being in the lending business. In spite of our efforts to limit exposure to credit risk, we cannot eliminate it entirely. As a result, loan losses, whether from construction and land development loans or other loans in our portfolio, are likely to occur in the future and could affect operating results adversely.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected. We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans, historical loan loss experience, and both local and national economic conditions and trends. The amount of losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed our estimates. We cannot predict with certainty the amount of losses that may be sustained or that our allowance for loan losses will be adequate in the future.

Changes in interest rates could negatively impact our results of operations. Our results of operations depend to a large extent on our net interest income, which is the difference between the interest income received on earning assets, such as loans, investment securities, and short-term investments, and interest expense incurred on deposit accounts and borrowings. The amount of net interest income we earn is influenced by market rates of interest, which in turn is influenced by monetary policy and other external factors, including competition. Net interest income also is influenced by our interest rate policies, the volume of our interest bearing assets and liabilities, and changes in the mix of those assets and liabilities, as well as growth in the respective categories. The relationship of interest rate changes to our financial condition and our results of operations is complex. We use various techniques to analyze the effects of changes in interest rates and utilize various strategies intended to mitigate any adverse effects. Due to the fact that most of our assets and liabilities are interest bearing instruments, our financial condition and results of operation are subject to interest rate risk. Although we attempt to manage interest rate risk, we cannot eliminate it.

Governmental and regulatory changes may adversely affect our cost structure. We are subject to extensive regulation by state and federal regulatory authorities. In addition, as a public company we are subject to securities laws and standards imposed by the Sarbanes-Oxley Act. Because we are a relatively small company, the costs of compliance are disproportionate compared with much larger organizations. Continued growth of legal and regulatory compliance mandates could adversely affect our expenses and future results of operations. In addition, the government and regulatory authorities have the power to impose rules or other requirements that could have an adverse impact on our results of operations.

We face a variety of threats from technology based frauds and scams. Financial institutions are a prime target of criminal activities through various channels of information technology. We attempt to mitigate risk from such activities through policies, procedures, and preventative and detective measures. In addition, we maintain insurance coverage designed to provide a level of financial protection to our business. However, risks posed by business interruption, fraud losses, business recovery expenses, and other potential losses or expenses that may be experienced from a significant event are not readily predictable and, therefore, could have an impact on our results of operations.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of December 31, 2005.

ITEM 2 - PROPERTIES

Our executive offices moved to 999 Waterside Dr., 2nd Floor, Norfolk, VA 23510 during the fourth quarter of 2005. We lease these executive offices with an initial lease term of eleven years and two months. We own ten branch offices: six in the City of Chesapeake, one in the City of Norfolk, one in the City of Suffolk, and two in the City of Virginia Beach. We lease the land and buildings in which the remaining seven branches are located. For additional information about leased properties, see Footnote No. 4 in the Notes to the Consolidated Financial Statements included in the Annual Report which is filed as Exhibit 13.1.

ITEM 3 - LEGAL PROCEEDINGS

In the ordinary course of our operations, we may become party to legal proceedings. Currently, we are not party to any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of shareholders during the fourth quarter of 2005.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Market Information

Our common stock trades on the Over-the-Counter Bulletin Board (“OTCBB”), which is maintained by the NASDAQ Stock Market. Our symbol on OTCBB is “HMPR.” The Bank acts as the Company’s transfer agent. To the best of our knowledge, the price ranges for stock trades that took place during 2005 and 2004 are listed below. The information set forth below reflects inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

	2005		2004
	LOW	HIGH	LOW	HIGH
1ST QUARTER	$11.00	$11.75	$11.35	$12.50
2ND QUARTER	10.25	11.50	11.50	13.50
3RD QUARTER	10.60	11.25	11.01	12.00
4TH QUARTER	10.50	10.86	11.60	12.20

B. Holders of Stock

As of February 24, 2006, we had 8,344,434 shares of common stock outstanding, which were held by 3,967 shareholders of record. In addition, we had approximately 494 beneficial owners who own their shares through brokers.

C. Dividends

The following table presents the cash dividends we declared during 2005 and 2004.

	2005		2004
	PER SHARE	AMOUNT	PER SHARE	AMOUNT
1ST QUARTER	$0.18	$1,452,156	$0.15	$1,187,065
2ND QUARTER	—	—	—	—
3RD QUARTER	0.18	1,455,430	0.18	1,435,583
4TH QUARTER	—	—	—	—

We expect to continue our policy of paying regular cash dividends, although we cannot provide assurance as to future dividends because they depend on future earnings, capital requirements, and financial condition.

Bank regulatory agencies place certain restrictions on dividends paid to the Company by the Bank, which in turn limit our ability to pay dividends to our shareholders. The amount of dividends the Bank may pay to the Company, without prior regulatory approval, is limited to current year earnings plus retained net profits for the two preceding years. At December 31, 2005, the amount available was approximately $7.8 million.

D. Securities Authorized for Issuance Under Equity Compensation Plans

A summary of the information related to our existing equity compensation plans as of December 31, 2005, is given below:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,024,559	$7.70	1,474,177
Equity Compensation Plans not approved by Security Holders	—	—	—
Total	1,024,559	$7.70	1,474,177

We offer our stock as an investment option under our 401(k) plan. The plan purchased 8,952 shares in 2005.

We granted 33,045 shares of restricted stock to our directors and certain key employees during 2005.

E. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We announced an open ended program in 2003 by which we were authorized to repurchase an unlimited number of our own shares of common stock in open market and privately negotiated transactions. During 2005, we repurchased a total of 104,600 shares of our common stock. We did not repurchase any shares of common stock other than through this publicly announced plan. Details for the transactions conducted during the last quarter of 2005 appear below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 October 1, 2005- October 31, 2005	—	$—	—	—
Month #2 November 1, 2005- November 30, 2005	312	10.00	312	—
Month #3 December 1, 2005- December 31, 2005	—	—	—	—

Total	312	$10.00	312	—

ITEM 6 - SELECTED FINANCIAL DATA

The Selected Financial Data on page 4 of the Annual Report for the year ended December 31, 2005 is incorporated herein by reference.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 5 through 19 of the Annual Report for the year ended December 31, 2005 is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information on the Quantitative and Qualitative Disclosures About Market Risk included in the Interest Rate Sensitivity section on pages 14 through 17 of the Annual Report for the year ended December 31, 2005 is incorporated herein by reference.

We had no derivative financial instruments, foreign currency exposure, or trading portfolio as of December 31, 2005 or 2004.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm set forth on pages 20 through 43 of the Annual Report for the year ended December 31, 2005 are incorporated herein by reference or as noted and included as part of this form 10-K.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosures during 2005.

ITEM 9A - CONTROLS AND PROCEDURES

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings pursuant to the Securities Exchange Act of 1934. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B – OTHER INFORMATION

Not applicable.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning our directors and executive officers in the proxy statement for the annual shareholders meeting to be held April 25, 2006, filed on or about March 15, 2006, is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information concerning executive compensation in the proxy statement for the annual shareholders meeting to be held April 25, 2006, filed on or about March 15, 2006, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management and related stockholder matters in the proxy statement for the annual shareholders meeting to be held April 25, 2006, filed on or about March 15, 2006, is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions in the proxy statement for the annual shareholders meeting to be held April 25, 2006, filed on or about March 15, 2006, is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services in the proxy statement for the annual shareholders meeting to be held April 25, 2006, filed on or about March 15, 2006, is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	The following consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm set forth on pages 20 through 43 of the Annual Report for the year ended December 31, 2005 are incorporated herein by reference or as noted and included as part of this Form 10-K.

2.	Financial Statement Schedules - None.

3.	The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

(b)	Exhibits required by Item 601 of Regulation S-K

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
(3/14/06)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Bobby L. Ralph	/s/ Herman A. Hall, III
Bobby L. Ralph, Director	Herman A. Hall, III, Director
(3/14/06)	(3/14/06)

/s/ Robert G. Bagley	/s/ Emil A. Viola
Robert G. Bagley, Senior Vice	Emil A. Viola, Director and
President, Director	Chairman
(3/14/06)	(3/14/06)

/s/ W. Lewis Witt	/s/ Patricia M. Windsor
W. Lewis Witt, Director	Patricia M. Windsor, Director
(3/14/06)	(3/14/06)

/s/ Warren L. Aleck	/s/ Robert H. Powell III
Warren L. Aleck, Director	Robert H. Powell III, Director
(3/14/06)	(3/14/06)

/s/ Durwood S. Curling	/s/ Donald W. Fulton, Jr.
Durwood S. Curling, Director	Donald W. Fulton, Jr., Senior Vice
(3/14/06)	President and Chief Financial Officer
(3/14/06)

/s/ Jack W. Gibson	/s/ Lorelle L. Fritsch
Jack W. Gibson, President and	Lorelle L. Fritsch, Vice President,
Chief Executive Officer, Director	Chief Accounting Officer and Controller
(3/14/06)	(3/14/06)

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

Exhibit 4.1 – Specimen Common Stock Certificate

A specimen common stock certificate is attached as part of this Form 10-K.

Exhibit 10.1 - Employment Contract with Bank Officer

The employment contract with Jack Gibson, filed as Exhibit 7 of the Form F-1 dated March 28, 1988, is incorporated herein by reference.

Exhibit 10.2 - Supplemental Retirement Agreement

The Supplemental Retirement Agreement, filed with the 1993 Form 10-K dated March 31, 1994, is incorporated herein by reference.

Exhibit 10.3 - Non-Qualified Limited Stock Option Plan for Directors and Employees

The Non-Qualified Limited Stock Option Plan for Directors and Employees, filed with the 1993 Form 10-K dated March 31, 1994, is incorporated herein by reference.

Exhibit 10.4 - Agreement and Plan of Share Exchange with Coastal Virginia Bank

The Agreement and Plan of Share Exchange with Coastal Virginia Bank, filed with the 1993 Form 10-K dated March 31, 1994, is incorporated herein by reference.

Exhibit	10.5 - Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation

The Purchase and Assumption Agreement with the Federal Deposit Insurance Corporation, filed with the 1993 Form 10-K dated March 31, 1994, is incorporated herein by reference.

Exhibit 10.6 - Employment Agreement with Bank Officer

The Employment Agreement with Renee` McKinney entered into in 1996, filed with the 1996 Form 10-KSB dated March 31, 1997, is incorporated herein by reference.

Exhibit 10.7 - Employment Agreement with Bank Officer

The Employment Agreement with Tiffany Glenn entered into in 1999, filed with the 1999 Form 10-K dated March 27, 2000, is incorporated herein by reference.

Exhibit 10.8 - Tender Offer Agreement

The Tender Offer to purchase the Company’s Common Stock dated December 17, 2001, filed with the Company’s Schedule TO-1, filed December 14, 2001, as amended, is incorporated herein by reference.

Exhibit 10.9 - Dividend Reinvestment and Stock Purchase Plan

The Dividend Reinvestment and Stock Purchase Plan dated March 14, 2002 filed with the Company’s Form S-3 dated March 14, 2002, is incorporated herein by reference.

Exhibit 10.11 - Employment Agreement with Bank Officer

The Employment Agreement with Gregory Marshall entered into in 2001, filed with the 2001 Form 10-K dated March 22, 2002, is incorporated herein by reference.

Exhibit 10.12 - Employment Agreement with Bank Officer

Employment Agreement with Julie Anderson entered into in 2002, filed with the 2002 Form 10-K dated March 25, 2003, is incorporated herein by reference.

Exhibit 10.13-10.19 – Employment Agreement with Bank Officer and Amendments to Employment Agreements with Bank Officers

The Employment Agreement with Donald Fulton, Jr. and Amendments to Employment Agreements with Jack Gibson, Renee’ McKinney, Tiffany Glenn, Gregory Marshall, Julie Anderson, and Donald Fulton, Jr. entered into in 2003, and filed with the 2003 Form 10-K dated March 23, 2004, are incorporated herein by reference.

Exhibit 13.1 - Annual Report to Security Holders

The Annual Report for the year ended December 31, 2005, except to the extent incorporated herein by reference, is being furnished for informational purposes only and is not deemed to be filed as part of the Report on Form 10-K.

Exhibit 14.1 – Code of Ethics

The Company has a Code of Ethics for its senior financial officers and the Chief Executive Officer. Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the Securities and Exchange Commission. A copy of the Company’s Code of Ethics can be obtained through written communications addressed to Donald W. Fulton, Jr., Chief Financial Officer, Bank of Hampton Roads, 999 Waterside Dr., 2nd Floor, Norfolk, VA 23510.

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

The Section 1350 Certifications of Jack W. Gibson and Donald W. Fulton, Jr. are filed herewith.