Form 10-Q
period 2006-03-31
HAMPTON ROADS BANKSHARES INC
filed 2006-05-09
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File Number 005-62335

HAMPTON ROADS BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-2053718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 Waterside Drive, Ste 200 Norfolk, VA 23510

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (757) 217-1000

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2006.

Common Stock, $0.625 Par Value 8,349,740 Shares

HAMPTON ROADS BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets

	(Unaudited) March 31, 2006	December 31, 2005
Assets:
Cash and due from banks	$14,986,400	$17,513,955
Overnight funds sold	12,284,688	18,294,012
Interest-bearing deposits in other banks	646,944	932,688

Total cash and cash equivalents	27,918,032	36,740,655
Investment securities available-for-sale, at fair value	70,689,040	71,113,959
Federal Home Loan Bank stock	2,188,400	2,057,100
Federal Reserve Bank stock	699,000	654,600

Total investments	73,576,440	73,825,659
Loans	296,605,652	285,329,935
Allowance for loan losses	(3,716,998)	(3,597,497)

Net loans	292,888,654	281,732,438
Premises and equipment, net	11,689,296	11,456,501
Interest receivable	1,978,939	1,761,570
Deferred tax asset	2,276,249	1,951,043
Other assets	2,140,942	2,049,417

Total assets	$412,468,552	$409,517,283

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest bearing demand	$107,914,938	$104,930,259
Interest bearing:
Demand	49,269,250	47,491,912
Savings	73,363,014	79,514,001
Time deposits:
Less than $100,000	61,466,007	61,116,511
$100,000 or more	37,109,623	34,393,834

Total deposits	329,122,832	327,446,517
Interest payable	536,655	490,182
Other liabilities	3,135,120	1,950,055
Federal Home Loan Bank borrowings	30,500,000	30,500,000

Total liabilities	363,294,607	360,386,754

Shareholders’ equity:
Common stock, $0.625 par value. Authorized 40,000,000 shares; issued and outstanding 8,349,740 shares in 2006 and 8,242,822 shares in 2005	5,218,587	5,151,764
Capital surplus	24,338,163	23,852,040
Retained earnings	20,418,123	20,770,448
Accumulated other comprehensive loss, net of tax	(800,928)	(643,723)

Total shareholders’ equity	49,173,945	49,130,529

Total liabilities and shareholders’ equity	$412,468,552	$409,517,283

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Interest Income:
Loans, including fees	$5,726,714	$5,009,527
Investment securities	732,618	261,376
Overnight funds sold	39,701	30,011
Interest-bearing deposits in other banks	17,367	11,189

Total interest income	6,516,400	5,312,103

Interest Expense:
Deposits:
Demand	75,899	90,059
Savings	494,161	94,679
Time deposits:
Less than $100,000	545,685	531,364
$100,000 or more	333,571	296,038

Interest on deposits	1,449,316	1,012,140
Federal Home Loan Bank borrowings	243,308	242,568
Overnight funds purchased	22,114	10,236

Total interest expense	1,714,738	1,264,944

Net interest income	4,801,662	4,047,159
Provision for loan losses	—	147,000

Net interest income after provision for loan losses	4,801,662	3,900,159

Noninterest Income:
Service charges on deposit accounts	454,738	469,517
Other service charges and fees	459,720	440,836

Total noninterest income	914,458	910,353

Noninterest Expense:
Salaries and employee benefits	2,181,758	1,856,217
Occupancy	402,120	240,181
Data processing	144,480	123,773
Other	982,079	760,965

Total noninterest expense	3,710,437	2,981,136

Income before provision for income taxes	2,005,683	1,829,376
Provision for income taxes	685,782	625,127

Net income	$1,319,901	$1,204,249

Earnings Per Share:
Basic earnings per share	$0.16	$0.15

Diluted earnings per share	$0.16	$0.14

Basic weighted average shares outstanding	8,283,770	8,073,914
Effect of dilutive stock options and nonvested stock	194,441	259,732

Diluted weighted average shares outstanding	8,478,211	8,333,646

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

Three Months ended March 31, 2006 and Year ended December 31, 2005

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total
	Shares	Amount
Balance at December 31, 2004	8,059,528	5,037,205	20,626,500	18,170,928	(209,073)	43,625,560

Comprehensive income:
Net income	—	—	—	5,507,329	—	5,507,329
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $223,911	—	—	—	—	(434,650)	(434,650)

Total comprehensive income Shares issued related to:						5,072,679

401(k) plan	8,952	5,595	81,689	—	—	87,284
Exercise of stock options	85,421	53,388	510,480	—	—	563,868
Dividend reinvestment	160,628	100,392	1,699,139	—	—	1,799,531
Restricted stock	33,045	20,653	333,098	—	—	353,751
Payout of fractional shares	(103)	(64)	(1,075)	—	—	(1,139)
Common stock repurchased	(104,649)	(65,405)	(1,026,750)	(223)	—	(1,092,378)
Change in stock-based compensation	—	—	1,507,638	—	—	1,507,638
Tax benefit of stock option exercises	—	—	121,321	—	—	121,321
Cash dividends ($0.36 per share)	—	—	—	(2,907,586)	—	(2,907,586)

Balance at December 31, 2005 (Unaudited)	8,242,822	5,151,764	23,852,040	20,770,448	(643,723)	49,130,529

Comprehensive income:
Net income	—	—	—	1,319,901	—	1,319,901
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $90,054	—	—	—	—	(157,205)	(157,205)

Total comprehensive income Shares issued related to:						1,162,696

401(k) plan	11,333	7,083	115,312	—	—	122,395
Advisory board fees	2,332	1,457	23,843	—	—	25,300
Exercise of stock options	173,087	108,179	937,165	—	—	1,045,344
Dividend reinvestment	93,485	58,428	954,013	—	—	1,012,441
Stock-based compensation expense	10,131	6,332	129,272	—	—	135,604
Payout of fractional shares	(29)	(18)	(304)	—	—	(322)
Common stock repurchased	(183,421)	(114,638)	(1,862,736)	(122)	—	(1,977,496)
Excess tax benefit of stock option exercises	—	—	189,558	—	—	189,558
Cash dividends ($0.20 per share)	—	—	—	(1,672,104)	—	(1,672,104)

Balance at March 31, 2006	8,349,740	$5,218,587	$24,338,163	$20,418,123	$(800,928)	$49,173,945

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Operating Activities:
Net income	$1,319,901	$1,204,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218,442	143,790
Provision for loan losses	—	147,000
Advisory board fees	25,300	—
Stock-based compensation expense	135,604	128,150
Net amortization of premiums and accretion of discounts on investment securities	11,987	160,772
Deferred income tax benefit	(235,152)	(207,645)
Changes in:
Interest receivable	(217,369)	(87,935)
Other assets	(91,525)	(206,682)
Interest payable	46,473	69,047
Other liabilities	1,184,743	1,620,581

Net cash provided by operating activities	2,398,404	2,971,327

Investing Activities:
Proceeds from maturities and calls of investment securities available-for-sale	2,004,730	259
Purchase of investment securities available-for-sale	(1,839,057)	(4,000,000)
Proceeds from sales of Federal Home Loan Bank stock	382,500	—
Purchase of Federal Home Loan Bank stock	(513,800)	(502,200)
Purchase of Federal Reserve Bank stock	(44,400)	(3,150)
Net increase in total loans	(11,156,216)	(17,202,655)
Purchase of premises and equipment	(451,237)	(539,562)

Net cash used in investing activities	(11,617,480)	(22,247,308)

Financing Activities:
Net increase in deposits	1,676,315	14,213,608
Proceeds from Federal Home Loan Bank borrowings	—	10,000,000
Common stock repurchased	(1,128,259)	(248,769)
Issuance of shares related to 401(k) plan	122,395	87,284
Proceeds from exercise of stock options	196,107	62,360
Excess tax benefit realized from stock options exercised	189,558	—
Dividends paid, net	(659,663)	(543,265)

Net cash provided by financing activities	396,453	23,571,218

Increase (decrease) in cash and cash equivalents	(8,822,623)	4,295,237
Cash and cash equivalents at beginning of period	36,740,655	19,773,485

Cash and cash equivalents at end of period	$27,918,032	$24,068,722

Supplemental cash flow information:
Cash paid during the period for interest	$1,668,265	$1,195,897
Cash paid during the period for income taxes	150,000	—

Supplemental noncash information:
Dividends reinvested	$1,012,441	$908,891
Value of shares exchanged in exercise of stock options	849,237	23,283

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2006

NOTE A – BASIS OF PRESENTATION

Hampton Roads Bankshares, Inc., a Virginia corporation (the “Company”), was incorporated under the laws of the Commonwealth of Virginia on February 28, 2001, primarily to serve as a holding company for Bank of Hampton Roads (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Bank was organized and commenced banking operations in 1987. The Bank engages in a general community and commercial banking business, emphasizing the needs of individuals, as well as small and medium sized businesses in its primary service area of Chesapeake, Suffolk, Norfolk, and Virginia Beach, Virginia.

In January 2004, the Company formed Hampton Roads Investments, Inc., a wholly owned subsidiary, to provide securities, brokerage, and investment advisory services. It is a full service investment services firm handling all aspects of wealth management including stocks, bonds, annuities, mutual funds and financial advice.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

NOTE B – SHARE-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, on January 1, 2006, using the modified prospective method which applies SFAS No. 123R to new awards and to the portion of existing awards that have not completely vested as of January 1, 2006. The Company had no existing stock options that remained unvested as of January 1, 2006; therefore, no additional stock-based compensation expense for existing awards of stock options was recognized after adopting SFAS No. 123R. Previously the Company had followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and had accounted for employee share options at intrinsic value. The information for March 31, 2005 had been disclosed in the Company’s Form 10-Q dated May 9, 2005, together with reported and pro forma figures for net income and earnings per share, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The fair value of stock options was estimated at the date of grant using a lattice option pricing model.

Stock-based compensation expense recognized under SFAS 123R in the consolidated statement of income for the quarter ended March 31, 2006 was $135,604 with a related tax benefit of $46,105. This stock-based compensation expense was comprised of $13,385, which represented the grant-date fair value of stock options awarded during the period with exercise prices equal to the market price of the Company’s shares at the date of grant, and $122,219 related to nonvested share awards. The treatment for nonvested share awards would have been similar under the provisions of APB No. 25.

Reported and pro forma results and a summary of the assumptions used are as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005
Net Income:
As reported	$1,319,901	$1,204,249
Pro forma	1,319,901	1,204,249

Employee share-based payment compensation expense (net of tax):
As reported	$89,499	$84,579
Pro forma expense based on SFAS No.123	89,499	84,579

Net income per share:
Basic - as reported	$0.16	$0.15
Basic - pro forma	0.16	0.15
Diluted - as reported	0.16	0.14
Diluted - pro forma	0.16	0.14

Assumptions:
Risk - free interest rate	4.37%	4.29%
Volatility	10.08%	21.62%
Dividend yield	3.38%	3.69%
Expected term (in years)	9.90	2.70

Certain characteristics of the options granted during the first quarter of 2005 including the low volatility of the underlying stock, the high dividend yield, and the employee pay-down of the exercise price, caused the stock-based compensation expense based on APB No. 25 and the pro forma expense based on SFAS No. 123 to be the same. The information for the first quarter of 2006 reflects the adoption of SFAS No. 123R as of January 1, 2006; therefore, there is no difference between the amounts as reported and the pro forma amounts.

Option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a representative single measure of the fair value at which transactions may occur. Expected volatilities are based on historical volatility of the Company’s traded shares and other factors such as the expected continuing downward trend in volatility of the Company’s traded shares.

The Company has granted stock options to its directors and employees. All options, when granted, have 10-year terms and are fully vested and exercisable at the date of grant. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2006 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2005	1,024,559	$7.70	—	$—
Granted	10,131	10.65	—	—
Exercised	(173,087)	6.04	—	—

Balance at March 31, 2006	861,603	$8.18	5.93	$3,168,431

The weighted-average grant-date fair value of stock options granted during the quarters ended March 31, 2006 and 2005 was $1.32 and $4.88, respectively. The total intrinsic value of stock options exercised during the quarters ended March 31, 2006 and 2005 was $807,576 and $59,574, respectively. Cash received from stock option exercises for the quarters ended March 31, 2006 and 2005 was $196,107 and $62,360, respectively. The excess tax benefit realized for the tax deductions from option exercises totaled $189,558 and $20,255, respectively, for the quarters ended March 31, 2006 and 2005.

As of March 31, 2006, the Company had granted nonvested shares to ten directors as part of an incentive plan, three employees as part of an incentive plan, and seven directors for deferred directors’ fees. Nonvested shares awarded to directors begin vesting five years from the date of grant and will be fully vested nine years from the date of grant. Nonvested shares awarded to employees began vesting upon grant date and continue to vest in 20% increments over the next four years. The nonvested shares issued to directors as a method of deferring their directors’ fees are expensed at the time the fees are earned by the director. A summary of the Company’s nonvested share activity and related information for the three months ended March 31, 2006 is as follows:

	Number of Shares	Weighted-Average Grant-date Fair Value
Balance at December 31, 2005	30,045	$10.71
Granted	10,131	10.65
Vested	—	—

Balance at March 31, 2006	40,176	$10.69

As of March 31, 2006, there was $189,221 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 5.42 years.

The Company has a policy of issuing new shares to satisfy stock option exercises and has 1,464,046 shares available under the existing stock incentive plan that was approved by shareholders. However, shares may be repurchased in open market or privately negotiated transactions under certain circumstances.

NOTE C – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale were:

	March 31, 2006		December 31, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. Agency securities	$70,975,616	$69,762,344	$71,979,985	$71,007,187
U.S. Treasury securities	100,000	97,269	100,000	97,457
Mortgage-backed securities	836,021	829,427	9,311	9,315

Total securities available-for-sale	$71,911,637	$70,689,040	$72,089,296	$71,113,959

NOTE D – LOANS

Major classifications of loans are summarized as follows:

	March 31, 2006	December 31, 2005
Commercial	$63,262,955	$60,972,016
Construction	86,931,372	85,205,034
Real estate-commercial mortgage	112,266,729	104,313,449
Real estate-residential mortgage	18,972,515	20,010,503
Installment loans to individuals	15,479,227	15,107,168
Deferred loan fees and related costs	(307,146)	(278,235)

Total loans	$296,605,652	$285,329,935

Non-performing assets were as follows:

	March 31, 2006	December 31, 2005
Loans 90 days past due and still accruing interest	$8,790	$30,112
Nonaccrual loans	1,735,565	1,790,869
Real estate aquired in settlement of loans	—	—

	$1,744,355	$1,820,981

Information on impaired loans was as follows:

	March 31, 2006	December 31, 2005
Impaired loans for which an allowance has been provided	$1,960,565	$1,770,656
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$1,960,565	$1,770,656

Allowance provided for impaired loans, included in the allowance for loan losses	$613,626	$354,131

Average balance in impaired loans	$1,987,727	$1,777,615

Interest income recognized from impaired loans	$5,158	$—

NOTE E – ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the three months ended March 31, 2006 and 2005 were as follows:

	2006	2005
Balance at beginning of period	$3,597,497	$3,070,600
Provision for loan losses	—	147,000
Loans charged off	(50,414)	(48,032)
Recoveries	169,915	10,627

Balance at end of period	$3,716,998	$3,180,195

NOTE F – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	March 31, 2006	December 31, 2005
Land	$3,580,313	$3,580,313
Buildings and improvements	5,929,521	5,805,407
Leasehold improvements	812,650	812,650
Equipment, furniture and fixtures	4,853,578	4,526,455

	15,176,062	14,724,825
Less accumulated depreciation and amortization	(3,486,766)	(3,268,324)

Premises and equipment, net	$11,689,296	$11,456,501

NOTE G – SUPPLEMENTAL RETIREMENT AGREEEMENTS

The Company has entered into supplemental retirement agreements with several key officers and recognizes expense each year related to these agreements based on the present value of the benefits expected to be provided to the employees and any beneficiaries. The expense recognized during the first three months of 2006 and 2005 was $112,848 and $55,856, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the important factors affecting the consolidated results of operations, financial condition, capital resources and liquidity of Hampton Roads Bankshares, Inc. and subsidiaries (the “Company”). This report identifies trends and material changes that occurred during the reporting periods and should be read in conjunction with the Company’s 2005 Annual Report.

Financial Condition

Total average assets, a benchmark used by banks when comparing size, are the strongest indicator of our continuous growth. Average assets increased $45.4 million, or 12.7%, to a new high of $403.1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Total assets at March 31, 2006 were $412.5 million, an increase of $3.0 million, or 0.7%, over December 31, 2005 total assets of $409.5 million.

As a community bank, the Company has a primary objective of meeting the business and consumer credit needs within its market where standards of profitability, client relationships and credit quality can be met. The loan portfolio grew $11.3 million, or 4.0%, to $296.6 million as of March 31, 2006 compared to December 31, 2005. This growth can be attributed to the commercial and real estate - commercial mortgage categories of the loan portfolio which increased by 3.8% and 7.6%, respectively, during the first three months of 2006. The real estate – commercial mortgage category benefited from loans made to build new office warehouse space and other owner-occupied buildings.

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through ongoing credit review processes, the Company conducts an independent and comprehensive allowance analysis of its loan portfolio at least quarterly. The allowance for loan losses was $3.7 million, or 1.25% of outstanding loans, as of March 31, 2006 compared with $3.6 million, or 1.26% of outstanding loans, as of December 31, 2005. Management considers the allowance for loan losses to be adequate.

The Company’s investment portfolio consists of available-for-sale U.S. Agency, U.S. Treasury and mortgage-backed securities. At March 31, 2006, the estimated market value of investment securities held by the Company was $70.7 million, down $425 thousand or 0.6%, from $71.1 million at December 31, 2005. The decrease was the result of maturities of investment securities with a par value of $2.0 million netted against the purchase of investment securities with a par value of $1.8 million along with the change in unrealized gains or losses on available-for-sale investment securities and unamortized premiums on the remaining investment securities.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s balance sheet growth is largely determined by the availability of deposits in its market, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at March 31, 2006 increased $1.7 million, or 0.5%, to $329.1 million compared to December 31, 2005. Significant changes in the deposit categories include an increase of $3.0 million, or 2.8% from December 31, 2005 to March 31, 2006 in noninterest bearing demand accounts and a $1.8 million, or 3.7% increase in interest bearing demand accounts. Time deposits $100,000 or more increased $2.7 million, or 0.8% from December 31, 2005 to March 31, 2006 while savings accounts decreased $6.2 million, or 7.7% in the same period. The decrease in savings accounts resulted from interest rate sensitive premium savings accounts shifting into higher rate investments in the increasing interest rate environment during the first quarter of 2006.

Results of Operations

During the first three months of 2006, the Company had net income of $1.3 million, an increase of 9.6% over net income of $1.2 million in the first three months of 2005. Net income produced a return of 1.33% on average total assets and 11.02% on average shareholders’ equity in the first three months of 2006. During the comparable period in 2005, these ratios were 1.37% and 11.33% respectively. Diluted earnings per share increased 14.3% to $0.16 per share for the first three months of 2006 compared to $0.14 per share for the first three months of 2005. Increases in net income and diluted earnings per share in the first quarter of 2006 were driven largely by strong loan growth in a rising interest rate environment.

Net interest income, the principal source of income for the Company, represents interest and fees earned from lending and investment activities less the interest paid to fund these activities. Variations in the volume and mix of interest earning assets and interest bearing liabilities, changes in the yields earned and the rates paid, and the level of noninterest bearing liabilities available to support earning assets, all impact net interest income. Net interest income for the first three months of 2006 was $4.8 million, a $755 thousand, or 18.6% increase over the first three months of 2005.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. The Company’s net interest margin increased from 5.0% during the first three months of 2005 to 5.2% for the same period in 2006. This increase can be attributed to increases in average interest earning assets coupled with rising interest rates. The federal funds targeted rate ranged from 4.25% to 4.75% during the first three months of 2006 compared to 2.25% to 2.75% during the first three months of 2005. The higher federal funds rate resulted in comparable increases in bank lending rates.

The Company’s interest earning assets consist primarily of loans, investment securities, interest-bearing deposits in other banks, and overnight funds sold. Interest income on loans, including fees, increased $717 thousand to $5.7 million for the three months ended March 31, 2006 compared to the same time period during 2005. This increase resulted from the 81 basis point increase experienced in the average interest yield along with the $7.8 million increase in the average loan balance. Interest income on investment securities increased $471 thousand to $733 thousand for the three months ended March 31, 2006 compared to the same time period during 2005. The $35.8 million increase in the average investment securities balance along with a 126 basis point increase in the average interest yield produced this increase. Interest income on interest-bearing deposits in other banks increased $6 thousand for the three months ended March 31, 2006 compared to the same time period during 2005. This increase was the result of the 166 basis point increase in the average interest yield netted against an $88 thousand decrease in average interest-bearing deposits in other banks balance. Interest income on overnight funds sold increased $10 thousand to $40 thousand for the three months ended March 31, 2006 compared to the same time period during 2005. This increase was due to the 194 basis point increase experienced in the average interest yield, partially offset by the $1.2 million decrease in the average overnight funds sold balance.

The Company’s interest bearing liabilities consist of deposit accounts and other borrowings. Interest expense from deposits increased $437 thousand, to $1.4 million for the three months ended March 31, 2006 compared to the same time period during 2005. This increase resulted from the 48 basis point increase experienced in the average interest rate, as well as the $32.7 million increase in the average interest bearing deposit balance. Interest expense from other borrowings, which consists of FHLB borrowings and overnight funds purchased, increased $13 thousand to $265 thousand for the three months ended March 31, 2006 compared to the same time period during 2005. The $678 thousand increase in the average other borrowings balance and the 9 basis point increase in the average interest rate, produced this result.

During the first three months of 2006, the Company recorded loan recoveries to the allowance for loan losses in the amount of $170 thousand and loan charge-offs in the amount of $50 thousand. As a result of the unusually high loan recoveries and after the quarterly analysis of the allowance for loan losses, the Company determined that no provision for loan losses was necessary for the first quarter of 2006. During the first three months of 2005, the Company recorded loan recoveries to the allowance for loan losses in the amount of $11 thousand, loan charge-offs in the amount of $48 thousand, and a provision for loan losses in the amount of $147 thousand.

The Company reported an increase in total noninterest income of $4 thousand, or 0.5%, for the first three months of 2006 compared to the same period in 2005. Service charges on deposit accounts, the Company’s primary source of noninterest income, decreased $15 thousand or 3.1% to $455 thousand for the first three months of 2006 compared to the same period in 2005. Other service charges and fees increased $19 thousand, or 4.3%, for the first three months of 2006 compared to the first three months of 2005. Noninterest income comprised 12.3% of total revenue in the first three months of 2006 compared with 14.6% in the first three months of 2005.

Noninterest expense represents the overhead expenses of the Company. Total noninterest expense increased $729 thousand, or 24.5%, for the first three months of 2006 compared to the first three months of 2005. This increase was partially attributable to a 17.5% increase in salaries and employee benefits resulting from normal annual salary adjustments and increases in certain employee benefit costs, including stock-based compensation of $135,604. Occupancy expense increased to $402 thousand for the three months ended March 31, 2006 compared to $240 thousand for the same time period in 2005 due primarily to the addition of the Dominion Tower branch and new executive offices and other branch renovations in the fourth quarter of 2005. Data processing expense, another category of noninterest expense, posted an increase of 16.7% during the first three months of 2006 compared to the first three months of 2005, which was associated with the upgrade of many components of the data processing equipment during 2005. Other noninterest expenses posted an increase of 29.1% for the first three months of 2006 compared to the same time period during 2005 primarily due to expenses associated with opening the Dominion Tower branch and the new executive offices, as well as an increase in advertising expense associated with the recent television campaign. The ratio of noninterest expense to average total assets was 0.92% for the first three months of 2006 compared to 0.83% for the first three months of 2005.

Occupancy expense for the remainder of 2006 is expected to continue to show an increase over the remainder of 2005 due to the lease agreement entered into during 2005 for portions of the first floor and the entire second floor of the Dominion Tower building. The initial term of the lease is for eleven years and two months.

Income tax expense for the first quarters of 2006 and 2005 was $686 thousand and $625 thousand, respectively. The Company’s effective tax rate for both periods was 34.2% and differed from the statutory rate of 34% due primarily to nondeductible expenses.

Capital Resources and Liquidity

Total shareholders’ equity increased $43 thousand, or 0.1%, to $49.2 million at March 31, 2006 compared to $49.1 million at December 31, 2005. As of March 31, 2006, the Company and the Bank were considered “well-capitalized”, the highest category of capitalization defined by the Federal Reserve Bank (the “FRB”). The Company continually monitors current and projected capital adequacy positions of both the Company and the Bank. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives, and returns to the stockholders in the form of dividends.

A key goal of asset/liability management is to maintain an adequate degree of liquidity without impairing long-term earnings. Liquidity represents the Company’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. Short-term liquidity is provided primarily by access to the federal funds market through established correspondent banking relationships. Funds also can be obtained through the Company’s borrowing privileges at the FRB and the Federal Home Loan Bank (the “FHLB”). Additional liquidity is available through loan repayments and maturities of the Company’s investment portfolio. The Company maintains a very liquid portfolio of both assets and liabilities and attempts to mitigate the risk inherent in changing rates in this manner. Management believes that the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and to meet its customers’ credit needs.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. For more information on the Company’s off-balance sheet arrangements, see Note 8 of the Notes to Consolidated Financial Statements contained in the 2005 Annual Report.

Contractual Obligations

The Company’s contractual obligations consist of FHLB borrowings, time deposits, and operating lease obligations. FHLB borrowings remained unchanged at $30.5 million on March 31, 2006 and December 31, 2005.

Critical Accounting Policies

Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. The Company’s most critical accounting policy relates to the Company’s allowance for loan losses, which reflects the estimated losses resulting from the inability of the Company’s borrowers to make required loan payments. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the Company’s estimates would be updated, and additional provisions for loan losses may be required. Further discussion of the allowance for loan losses is contained in Notes 1(e), 1(f), and 3 of the Notes to Consolidated Financial Statements contained in the 2005 Annual Report.

Implementation of New Accounting Pronouncement

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, on January 1, 2006, using the modified prospective method which applies SFAS No. 123R to new awards and to the portion of existing awards that have not completely vested as of January 1, 2006. The Company had no existing stock options that remained unvested as of January 1, 2006; therefore, no additional stock-based compensation expense for existing awards of stock options was recognized after adopting SFAS No. 123R. Previously the Company had followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and had accounted for employee share options at intrinsic value. For more information on the Company’s adoption of SFAS No. 123R, see Note B of the Notes to Consolidated Financial Statements (Unaudited) contained in this March 31, 2006 Form 10-Q.

Stock-based compensation expense recognized under SFAS 123R in the consolidated statement of income for the quarter ended March 31, 2006 was $135,604 with a related tax benefit of $46,105. This stock-based compensation expense was comprised of $13,385, which represented the grant-date fair value of stock options awarded during the period with exercise prices equal to the market price of the Company’s shares at the date of grant, and $122,219 related to nonvested share awards. The treatment for nonvested share awards would have been similar under the provisions of APB No. 25.

Future Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in SFAS No. 133 related to beneficial interests in securitized financial assets and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative. SFAS No. 155 is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on financial condition or the results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on financial condition or the results of operations.

Forward-Looking Statements

Where appropriate, statements in this report may contain the insights of management into known events and trends that have or may be expected to have a material effect on the Company’s operations and financial condition. The information presented may also contain certain forward-looking statements regarding future financial performance, which are not historical facts and which involve various risks and uncertainties.

When or if used in any Securities and Exchange Commission filings, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases: “anticipate”, “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “is estimated”, “is projected”, or similar expressions are intended to identify “forward-looking statements.” Any such statements are subject to risks and uncertainties that include but are not limited to: changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area, and competition. All or some of these factors could cause actual results to differ materially from historical earnings and those presently anticipated or projected.

The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and advises readers that various factors including regional and national economic conditions, substantial changes in the levels of market interest rates, credit and other risks associated with lending and investing activities, and competitive and regulatory factors could affect the Company’s financial performance and cause the actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

The Company’s management, guided by the Asset/Liability Committee, determines the overall magnitude of interest sensitivity risk and then formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s expectations regarding future interest rate movements, the state of the national and regional economy, and other financial and business risk factors.

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

The expected effect on net interest income for the twelve months following March 31, 2006 and December 31, 2005 due to a shock in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

(in thousands)	March 31, 2006 Change in Net Interest Income		December 31, 2005 Change in Net Interest Income
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$2,761	14.19%	$2,738	15.11%
+ 100 basis points	1,380	7.09%	1,366	7.54%
- 100 basis points	(1,383)	-7.11%	(1,366)	-7.54%
- 200 basis points	(2,762)	-14.19%	(2,697)	-14.89%

A decrease in interest rates would reduce the Company’s net interest income, while an increase would tend to enhance the Company’s net interest income. Thus, the Company’s interest rate sensitivity position is asset-sensitive. It should be noted, however, that the simulation analysis is based upon equivalent changes in interest rates for all categories of assets and liabilities. In normal operating conditions interest rate changes rarely occur in such a uniform manner. Many factors affect the timing and magnitude of interest rate changes on financial instruments. Consequently, variations should be expected from the projections resulting from the controlled conditions of the simulation analysis.

The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of March 31, 2006 or December 31, 2005.

ITEM 4 – CONTROLS AND PROCEDURES

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of operations, the Company may become party to legal proceedings. Currently, the Company is not party to any material legal proceedings.

ITEM 1A – RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the registrant’s Form 10-K dated March 14, 2006.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program in 2003 by which management was authorized to repurchase an unlimited number of shares of the Company’s common stock in open market and privately negotiated transactions. During 2005, a total of 104,600 shares were repurchased under this program. During the first three months of 2006, the Company repurchased 104,470 shares of its common stock in open market and privately negotiated transactions. Detail for the share repurchase transactions conducted during the first quarter of 2006 appears below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number Of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 January 1, 2006- January 31, 2006	—	—	—	—

Month #2 February 1, 2006- February 28, 2006	97,324	$10.81	97,324	—

Month #3 March 1, 2006- March 31, 2006	86,097	$10.75	86,097	—

Total	183,421	$10.78	183,421	—

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the quarter.

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

Exhibit 4.1 – Specimen Common Stock Certificate

The specimen common stock certificate of Hampton Roads Bankshares, Inc. filed with the Company’s 2005 Form 10-K dated March 14, 2006, is incorporated herein by reference.

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

Exhibit 10.13-10.19 – Employment Agreement with Bank Officer and Amendments to Employment Agreements with Bank Officers

The Employment Agreement with Donald Fulton, Jr. and Amendments to Employment Agreements with Jack Gibson, Renee` McKinney, Tiffany Glenn, Gregory Marshall, Julie Anderson, and Donald Fulton, Jr. entered into in 2003, and filed with the 2003 Form 10-K dated March 23, 2004, are incorporated herein by reference.

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

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: May 9, 2006	/s/ Donald W. Fulton, Jr.
Donald W. Fulton, Jr.
Senior Vice President and
Chief Financial Officer