Form 10-Q
period 2006-06-30
HAMPTON ROADS BANKSHARES INC
filed 2006-08-09
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission File Number 001-32968

HAMPTON ROADS BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-2053718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 Waterside Drive, Ste 200 Norfolk, VA	23510
(Address of principal executive offices)	(Zip Code)

(757) 217-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 4, 2006.

Common Stock, $0.625 Par Value	10,177,398 Shares

HAMPTON ROADS BANKSHARES, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets

	(Unaudited) June 30, 2006	December 31, 2005
Assets:
Cash and due from banks	$16,242,768	$17,513,955
Overnight funds sold	129,505	18,294,012
Interest-bearing deposits in other banks	305,169	932,688

Total cash and cash equivalents	16,677,442	36,740,655

Investment securities available-for-sale, at fair value	59,218,978	71,113,959
Federal Home Loan Bank stock	2,584,400	2,057,100
Federal Reserve Bank stock	840,100	654,600

Total investments	62,643,478	73,825,659

Loans	330,622,034	285,329,935
Allowance for loan losses	(3,726,351)	(3,597,497)

Net loans	326,895,683	281,732,438

Premises and equipment, net	11,597,864	11,456,501
Interest receivable	1,801,172	1,761,570
Deferred tax asset	2,465,745	1,951,043
Other assets	2,195,448	2,049,417

Total assets	$424,276,832	$409,517,283

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest bearing demand	$104,317,395	$104,930,259
Interest bearing:
Demand	45,470,350	47,491,912
Savings	66,654,171	79,514,001
Time deposits:
Less than $100,000	61,406,247	61,116,511
$100,000 or more	53,889,162	34,393,834

Total deposits	331,737,325	327,446,517
Overnight funds purchased	1,300,000	—
Federal Home Loan Bank borrowings	38,000,000	30,500,000
Interest payable	565,718	490,182
Other liabilities	2,834,657	1,950,055

Total liabilities	374,437,700	360,386,754

Shareholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.625 par value. Authorized 40,000,000 shares; issued and outstanding 8,289,048 shares in 2006 and 8,242,822 shares in 2005	5,180,655	5,151,764
Capital surplus	23,748,105	23,852,040
Retained earnings	21,992,233	20,770,448
Accumulated other comprehensive loss, net of tax	(1,081,861)	(643,723)

Total shareholders’ equity	49,839,132	49,130,529

Total liabilities and shareholders’ equity	$424,276,832	$409,517,283

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Interest Income:
Loans, including fees	$6,407,377	$5,454,770	$12,134,091	$10,464,297
Investment securities	711,266	348,634	1,443,884	610,010
Overnight funds sold	21,586	34,906	61,287	64,917
Interest-bearing deposits in other banks	9,212	63,899	26,579	75,088

Total interest income	7,149,441	5,902,209	13,665,841	11,214,312

Interest Expense:
Deposits:
Demand	74,527	75,340	150,426	165,399
Savings	485,434	264,293	979,595	358,972
Time deposits:
Less than $100,000	580,316	551,548	1,126,001	1,082,912
$100,000 or more	413,474	288,264	747,045	584,302

Interest on deposits	1,553,751	1,179,445	3,003,067	2,191,585
Federal Home Loan Bank borrowings	309,462	252,570	552,770	495,139
Overnight funds purchased	88,330	—	110,444	10,235

Total interest expense	1,951,543	1,432,015	3,666,281	2,696,959

Net interest income	5,197,898	4,470,194	9,999,560	8,517,353
Provision for loan losses	—	162,000	—	309,000

Net interest income after provision for loan losses	5,197,898	4,308,194	9,999,560	8,208,353

Noninterest Income:
Service charges on deposit accounts	434,835	352,010	889,573	943,125
Other service charges and fees	364,762	418,578	824,482	737,816

Total noninterest income	799,597	770,588	1,714,055	1,680,941

Noninterest Expense:
Salaries and employee benefits	2,231,859	1,880,505	4,413,617	3,736,722
Occupancy	422,000	239,351	824,120	479,532
Data processing	149,399	147,474	293,879	271,247
Other	801,229	818,954	1,783,308	1,579,919

Total noninterest expense	3,604,487	3,086,284	7,314,924	6,067,420

Income before provision for income taxes	2,393,008	1,992,498	4,398,691	3,821,874
Provision for income taxes	818,898	687,566	1,504,680	1,312,693

Net income	$1,574,110	$1,304,932	$2,894,011	$2,509,181

Earnings Per Share:
Basic earnings per share	$0.19	$0.16	$0.35	$0.31

Diluted earnings per share	$0.19	$0.16	$0.34	$0.30

Basic weighted average shares outstanding	8,306,246	8,138,621	8,295,071	8,106,446
Effect of dilutive stock options and nonvested stock	183,858	229,789	189,090	249,044

Diluted weighted average shares outstanding	8,490,104	8,368,410	8,484,161	8,355,490

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

Six Months ended June 30, 2006 and Year ended December 31, 2005

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total

	Shares	Amount
Balance at December 31, 2004	8,059,528	$5,037,205	$20,626,500	$18,170,928	$(209,073)	$43,625,560

Comprehensive income:
Net income	—	—	—	5,507,329	—	5,507,329
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $223,911	—	—	—	—	(434,650)	(434,650)

Total comprehensive income						5,072,679
Shares issued related to:
401(k) plan	8,952	5,595	81,689	—	—	87,284
Exercise of stock options	85,421	53,388	510,480	—	—	563,868
Dividend reinvestment	160,628	100,392	1,699,139	—	—	1,799,531
Nonvested stock	33,045	20,653	333,098	—	—	353,751
Payout of fractional shares	(103)	(64)	(1,075)	—	—	(1,139)
Common stock repurchased	(104,649)	(65,405)	(1,026,750)	(223)	—	(1,092,378)
Change in stock-based compensation	—	—	1,507,638	—	—	1,507,638
Tax benefit of stock option exercises	—	—	121,321	—	—	121,321
Cash dividends ($0.36 per share)	—	—	—	(2,907,586)	—	(2,907,586)

Balance at December 31, 2005	8,242,822	5,151,764	23,852,040	20,770,448	(643,723)	49,130,529

(Unaudited)
Comprehensive income:
Net income	—	—	—	2,894,011	—	2,894,011
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $225,707	—	—	—	—	(438,138)	(438,138)

Total comprehensive income						2,455,873
Shares issued related to:
401(k) plan	11,333	7,083	115,312	—	—	122,395
Advisory board fees	2,332	1,457	23,843	—	—	25,300
Exercise of stock options	174,187	108,867	947,027	—	—	1,055,894
Dividend reinvestment	93,485	58,428	954,013	—	—	1,012,441
Stock-based compensation expense	10,131	6,332	140,779	—	—	147,111
Common stock repurchased	(245,242)	(153,276)	(2,474,467)	(122)	—	(2,627,865)
Excess tax benefit of stock option exercises	—	—	189,558	—	—	189,558
Cash dividends ($0.20 per share)	—	—	—	(1,672,104)	—	(1,672,104)

Balance at June 30, 2006	8,289,048	$5,180,655	$23,748,105	$21,992,233	$(1,081,861)	$49,839,132

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Operating Activities:
Net income	$2,894,011	$2,509,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	436,613	296,874
Provision for loan losses	—	309,000
Advisory board fees	25,300	—
Stock-based compensation expense	147,111	128,150
Loss on sale of premises and equipment	—	668
Net amortization of premiums and accretion of discounts on investment securities	26,822	292,970
Deferred income tax benefit	(288,995)	(217,437)
Changes in:
Interest receivable	(39,602)	(174,645)
Other assets	(118,344)	(332,872)
Interest payable	75,536	107,751
Other liabilities	884,602	660,168

Net cash provided by operating activities	4,043,054	3,579,808

Investing Activities:
Proceeds from maturities and calls of investment securities available-for-sale	13,043,371	4,501,204
Purchase of investment securities available-for-sale	(1,839,057)	(16,000,000)
Proceeds from sales of Federal Home Loan Bank stock	1,854,000	112,500
Purchase of Federal Home Loan Bank stock	(2,381,300)	(502,200)
Purchase of Federal Reserve Bank stock	(185,500)	(3,150)
Net increase in total loans	(45,163,245)	(21,609,816)
Purchase of premises and equipment	(577,976)	(799,470)

Net cash used in investing activities	(35,249,707)	(34,300,932)

Financing Activities:
Net increase in deposits	4,290,808	33,840,384
Repayments of Federal Home Loan Bank borrowings	(2,500,000)	(2,500,000)
Proceeds from Federal Home Loan Bank borrowings	10,000,000	10,000,000
Net increase in other borrowings	1,300,000	—
Stock issuance costs	(27,687)	—
Common stock repurchased	(1,778,629)	(879,347)
Issuance of shares related to 401(k) plan	122,395	87,284
Proceeds from exercise of stock options	206,658	61,688
Excess tax benefit realized from stock options exercised	189,558	—
Dividends paid, net	(659,663)	(543,265)

Net cash provided by financing activities	11,143,440	40,066,744

Increase (decrease) in cash and cash equivalents	(20,063,213)	9,345,620
Cash and cash equivalents at beginning of period	36,740,655	19,773,485

Cash and cash equivalents at end of period	$16,677,442	$29,119,105

Supplemental cash flow information:
Cash paid during the period for interest	$3,590,745	$2,589,208
Cash paid during the period for income taxes	1,700,000	1,192,000

Supplemental noncash information:
Dividends reinvested	$1,012,441	$908,891
Value of shares exchanged in exercise of stock options	849,236	23,283

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2006

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

NOTE B – SHARE-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, on January 1, 2006, using the modified prospective method which applies SFAS No. 123R to new awards and to the portion of existing awards that have not completely vested as of January 1, 2006. The Company had no existing stock options that remained unvested as of January 1, 2006; therefore, no additional stock-based compensation expense for existing awards of stock options was recognized after adopting SFAS No. 123R. Previously the Company had followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and had accounted for employee share options at intrinsic value. The information for June 30, 2005 had been disclosed in the Company’s Form 10-Q dated August 8, 2005, together with reported and pro forma figures for net income and earnings per share, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The fair value of stock options was estimated at the date of grant using a lattice option pricing model.

Stock-based compensation expense recognized under SFAS No. 123R in the consolidated statement of income for the six months ended June 30, 2006 was $147,111 with a related tax benefit of $50,018. This stock-based compensation expense was comprised of $13,372, which represented the grant-date fair value of stock options awarded during the period with exercise prices equal to the market price of the Company’s shares at the date of grant, and $133,739 related to nonvested share awards. The treatment for nonvested share awards would have been similar under the provisions of APB No. 25. Stock-based compensation expense recognized under SFAS No. 123R in the consolidated statement of income for the three months ended June 30, 2006 was $11,507 with a related tax benefit of $3,913. This amount was related to nonvested share awards.

Reported and pro forma results and a summary of the assumptions used are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net Income:
As reported	$1,574,110	$1,304,932	$2,894,011	$2,509,181
Pro forma	1,574,110	1,304,932	2,894,011	2,509,181
Employee share-based payment compensation expense (net of tax):
As reported	$7,594	$—	$97,093	$84,579
Pro forma expense based on SFAS No.123	7,594	—	97,093	84,579
Net income per share:
Basic - as reported	$0.19	$0.16	$0.35	$0.31
Basic - pro forma	0.19	0.16	0.35	0.31
Diluted - as reported	0.19	0.16	0.34	0.30
Diluted - pro forma	0.19	0.16	0.34	0.30
Assumptions:(1)
Risk - free interest rate	—	—	4.37%	4.29%
Volatility	—	—	10.08%	21.62%
Dividend yield	—	—	3.38%	3.69%
Expected term (in years)	—	—	9.90	2.70

(1)	There were no stock options issued during the three months ended June 30, 2006 or 2005.

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

The Company has granted stock options to its directors and employees. All options, when granted, have 10-year terms and are fully vested and exercisable at the date of grant. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2006 is as follows:

	Options Outstanding	Average Exercise Price	Contractual Life (in years)	Intrinsic Value
Balance at December 31, 2005	1,024,559	$7.70	—	$—
Granted	10,131	10.65	—	—
Expired	(27,679)	8.94	—	—
Exercised	(174,187)	6.06	—	—

Balance at June 30, 2006	832,824	$8.04	5.94	$2,463,789

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2006 and 2005 was $1.32 and $4.88, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $809,165 and $83,704, respectively. Cash received from stock option exercises for the six months ended June 30, 2006 and 2005 was $206,658 and $61,688, respectively. The excess tax benefit realized for the tax deductions from option exercises totaled $189,558 and $28,460, respectively, for the six months ended June 30, 2006 and 2005.

As of June 30, 2006, the Company had granted nonvested shares to ten directors as part of an incentive plan, three employees as part of an incentive plan, and seven directors for deferred directors’ fees. Nonvested shares awarded to directors begin vesting five years from the date of grant and will be fully vested nine years from the date of grant. Nonvested shares awarded to employees began vesting upon grant date and continue to vest in 20% increments over the next four years. The nonvested shares issued to directors as a method of deferring their directors’ fees are expensed at the time the fees are earned by the director. A summary of the Company’s nonvested share activity and related information for the six months ended June 30, 2006 is as follows:

	Number of Shares	Weighted-Average Grant-date Fair Value
Balance at December 31, 2005	30,045	$10.71
Granted	10,131	10.65
Vested	—	—

Balance at June 30, 2006	40,176	$10.69

As of June 30, 2006, there was $177,713 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 5.07 years.

The Company has a policy of issuing new shares to satisfy stock option exercises and has 1,000,000 shares available under the shareholder approved stock incentive plan. However, shares may be repurchased in open market or privately negotiated transactions under certain circumstances.

NOTE C – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale were:

	June 30, 2006		December 31, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. Agency securities	$59,960,245	$58,338,282	$71,979,985	$71,007,187
U.S. Treasury securities	100,000	97,203	100,000	97,457
Mortgage-backed securities	797,916	783,493	9,311	9,315

Total investment securities available-for-sale	$60,858,161	$59,218,978	$72,089,296	$71,113,959

NOTE D – LOANS

Major classifications of loans are summarized as follows:

	June 30, 2006	December 31, 2005
Commercial	$68,769,387	$60,972,016
Construction	100,468,911	85,205,034
Real estate-commercial mortgage	121,281,245	104,313,449
Real estate-residential mortgage	24,471,266	20,010,503
Installment loans to individuals	16,052,308	15,107,168
Deferred loan fees and related costs	(421,083)	(278,235)

Total loans	$330,622,034	$285,329,935

Non-performing assets were as follows:

	June 30, 2006	December 31, 2005
Loans 90 days past due and still accruing interest	$14,119	$30,112
Nonaccrual loans	1,700,473	1,790,869
Real estate aquired in settlement of loans	—	—

	$1,714,592	$1,820,981

Information on impaired loans was as follows:

	June 30, 2006	December 31, 2005
Impaired loans for which an allowance has been provided	$1,925,473	$1,770,656
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$1,925,473	$1,770,656

Allowance provided for impaired loans, included in the allowance for loan losses	$593,132	$354,131

Average balance in impaired loans	$1,970,088	$1,777,615

Interest income recognized from impaired loans	$7,995	$—

NOTE E – ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the six months ended June 30, 2006 and 2005 were as follows:

	2006	2005
Balance at beginning of period	$3,597,497	$3,070,600
Provision for loan losses	—	309,000
Loans charged off	(53,914)	(50,035)
Recoveries	182,768	18,570

Balance at end of period	$3,726,351	$3,348,135

NOTE F – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	June 30, 2006	December 31, 2005
Land	$3,580,313	$3,580,313
Buildings and improvements	5,961,429	5,805,407
Leasehold improvements	816,850	812,650
Equipment, furniture and fixtures	4,944,209	4,526,455

	15,302,801	14,724,825
Less accumulated depreciation and amortization	(3,704,937)	(3,268,324)

Premises and equipment, net	$11,597,864	$11,456,501

NOTE G – SUPPLEMENTAL RETIREMENT AGREEMENTS

The Company has entered into supplemental retirement agreements with several key officers and recognizes expense each year related to these agreements based on the present value of the benefits expected to be provided to the employees and any beneficiaries. The expense recognized during the first six months of 2006 and 2005 was $233,028 and $111,712, respectively.

NOTE H – SUBSEQUENT EVENTS

On August 2, 2006, the Company completed the rights offering and public offering of 1,849,200 shares of its common stock. The Company received net proceeds (after deducting issuance costs) of $19 million from the offering. The Company used the net proceeds from the offering to increase equity and for general corporate purposes, including future growth and expansion.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the important factors affecting the consolidated results of operations, financial condition, capital resources and liquidity of the Company. This report identifies trends and material changes that occurred during the reporting periods and should be read in conjunction with the Company’s 2005 Form 10-K.

Financial Condition

Total assets, a benchmark used by banks when comparing size, are the strongest indicator of our continuous growth. Total assets at June 30, 2006 were $424.3 million, an increase of $14.8 million, or 3.6%, over December 31, 2005 total assets of $409.5 million. Average assets increased $41.5 million, or 11.3%, to a new high of $409.9 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

As a community bank, the Company has a primary objective of meeting the business and consumer credit needs within its market where standards of profitability, client relationships and credit quality can be met. The loan portfolio grew $45.3 million, or 15.9%, to $330.6 million as of June 30, 2006 compared to December 31, 2005. This growth can be attributed primarily to the commercial, construction and real estate - commercial mortgage categories of the loan portfolio which increased by 12.9%, 17.9% and 16.3%, respectively, during the first six months of 2006.

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through ongoing credit review processes, the Company conducts an independent and comprehensive allowance analysis of its loan portfolio at least quarterly. The allowance for loan losses was $3.7 million, or 1.13% of outstanding loans, as of June 30, 2006 compared with $3.6 million, or 1.26% of outstanding loans, as of December 31, 2005. This ratio was 1.13% on June 30, 2005. Management considers the allowance for loan losses to be adequate.

The Company’s investment portfolio consists of available-for-sale U.S. Agency, U.S. Treasury and mortgage-backed securities. At June 30, 2006, the estimated fair value of investment securities held by the Company was $59.2 million, down $11.9 million or 16.7%, from $71.1 million at December 31, 2005. The decrease was the result of maturities of investment securities with a par value of $13.0 million netted against the purchase of investment securities with a par value of $1.8 million along with the change in unrealized gains or losses on available-for-sale investment securities and unamortized premiums/unaccreted discounts on the remaining investment securities.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s balance sheet growth is determined largely by the availability of deposits in its market, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at June 30, 2006 increased $4.3 million, or 1.3%, to $331.7 million compared to December 31, 2005. Significant changes in the deposit categories include a decrease of $12.9 million, or 16.2% from December 31, 2005 to June 30, 2006 in savings accounts and a $19.5 million, or 56.7%, increase in time deposits with balances of $100,000 or more. The increase in the large balance time deposits was the result of an inflow of public funds along with transfers from interest rate sensitive premium savings accounts which were shifted by depositors into higher rate deposit accounts in the rising interest rate environment during the first half of 2006.

FHLB borrowings increased $7.5 million or 24.6% to $38.0 million at June 30, 2006 compared to $30.5 million on December 31, 2005. The additional borrowings were put to use to fund loan growth during the second quarter of 2006.

Results of Operations

During the first six months of 2006, the Company had net income of $2.9 million, an increase of 15.3% over net income of $2.5 million in the first six months of 2005. Net income produced a return of 1.42% on average total assets and 11.87% on average shareholders’ equity in the first six months of 2006. During the comparable period in 2005, these ratios were 1.37% and 11.51%, respectively. Net income for the three months ended June 30, 2006 was $1.6 million compared to $1.3 million for the three months ended June 30, 2005. Diluted earnings per share increased 13.3% to $0.34 per share for the first six months of 2006 compared to $0.30 per share for the first six months of 2005. Diluted earnings per share increased 18.8% to $0.19 per share for the three months ended June 30, 2006 compared to $0.16 per share for the three months ended June 30, 2005. Increases in net income and diluted earnings per share in the first quarter of 2006 were driven largely by strong loan growth in a rising interest rate environment.

Net interest income, the principal source of income for the Company, represents interest and fees earned from lending and investment activities less the interest paid to fund these activities. Variations in the volume and mix of interest earning assets and interest bearing liabilities, changes in the yields earned and the rates paid, and the level of noninterest bearing liabilities available to support earning assets, all impact net interest income. Net interest income for the first six months of 2006 was $10.0 million, a $1.5 million, or 17.4% increase over the first six months of 2005. Net interest income for the three months ended June 30, 2006 was $5.2 million, a $728 thousand, or 16.3% increase over the same period in 2005.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. The Company’s net interest margin increased from 5.0% during the first six months of 2005 to 5.3% for the same period in 2006. This increase can be attributed to increases in average interest earning assets coupled with rising interest rates. The federal funds targeted rate ranged from 4.25% to 5.25% during the first six months of 2006 compared to 2.25% to 3.25% during the first six months of 2005. The higher federal funds rate resulted in comparable increases in bank lending rates.

The Company’s interest earning assets consist primarily of loans, investment securities, interest-bearing deposits in other banks, and overnight funds sold. Interest income on loans, including fees, increased $1.7 million to $12.1 million for the six months ended June 30, 2006 compared to the same time period during 2005. This increase resulted from the 79 basis point increase experienced in the average interest yield along with the $13.5 million increase in the average loan balance. Interest income on loans, including fees, increased $953 thousand to $6.4 million for the three months ended June 30, 2006 compared to the same period during 2005. Interest income on investment securities increased $834 thousand to $1.4 million for the six months ended June 30, 2006 compared to the same time period during 2005. The $30.0 million increase in the average investment securities balance along with a 113 basis point increase in the average interest yield produced this increase. Interest income on investment securities increased $363 thousand to $711 thousand for the three months ended June 30, 2006 compared to the same time period during 2005. Interest income on interest-bearing deposits in other banks decreased $49 thousand for the six months ended June 30, 2006 compared to the same time period during 2005. This decrease was the result of the $3.9 million decrease in average interest-bearing deposits in other banks netted against a 140 basis point increase in the average interest yield. Interest income on interest-bearing deposits in other banks decreased $55 thousand for the three months ended June 30, 2006 compared to the same time period in 2005. Interest income on overnight funds sold decreased $4 thousand to $61 thousand for the six months ended June 30, 2006 compared to the same time period during 2005. This decrease was due to the $2.1 million decrease in the average overnight funds sold, partially offset by the 185 basis point increase experienced in the average interest yield. Interest income on overnight funds sold decreased $13 thousand for the three months ended June 30, 2006 compared to the same time period in 2005.

The Company’s interest bearing liabilities consist of deposit accounts and other borrowings. Interest expense from deposits increased $811 thousand to $3.0 million for the six months ended June 30, 2006 compared to the same time period during 2005. This increase resulted from the 48 basis point increase experienced in the average interest rate, as well as the $25.3 million increase in the average interest bearing deposit balance. Interest expense from deposits increased $374 thousand for the three months ended June 30, 2006 compared to the same period during 2005. Interest expense from other borrowings, which consists of FHLB borrowings and overnight funds purchased, increased $158 thousand to $663 thousand for the six months ended June 30, 2006 compared to the same time period during 2005. The $4.3 million increase in the average other borrowings balance and the 50 basis point increase in the average interest rate produced this result. Interest expense from other borrowings increased $145 thousand for the three months ended June 30, 2006 compared to the same time period during 2005.

During the first six months of 2006, the Company recorded loan recoveries to the allowance for loan losses in the amount of $183 thousand and loan charge-offs in the amount of $54 thousand. As a result of the loan recoveries and in consideration of other factors evaluated in the analysis of the allowance for loan losses, the Company determined that no provision for loan losses was necessary for the first half of 2006. During the first six months of 2005, the Company recorded loan recoveries to the allowance for loan losses in the amount of $19 thousand, loan charge-offs in the amount of $50 thousand, and a provision for loan losses in the amount of $309 thousand.

The Company reported an increase in total noninterest income of $33 thousand, or 2.0%, for the first six months of 2006 compared to the same period in 2005. Service charges on deposit accounts, the Company’s primary source of noninterest income, decreased $54 thousand or 5.7% to $890 thousand for the first six months of 2006 compared to the same period in 2005. Other service charges and fees increased $87 thousand, or 11.8%, for the first six months of 2006 compared to the first six months of 2005. Noninterest income comprised 11.1% of total revenue in the first six months of 2006 compared with 13.0% in the first six months of 2005. Noninterest income increased $29 thousand, or 3.8%, for the three months ended June 30, 2006 compared to the same time period in 2005.

Noninterest expense represents the overhead expenses of the Company. Total noninterest expense increased $1.2 million, or 20.6%, for the first six months of 2006 compared to the first six months of 2005. This increase was partially attributable to an 18.1% increase in salaries and employee benefits resulting from higher employee benefits expense related to incentive based programs designed to promote business development and increased salary expense related to an increase in the number of employees and normal salary increases. Occupancy expense increased to $824 thousand for the six months ended June 30, 2006 compared to $480 thousand for the same time period in 2005 due primarily to the addition of the Dominion Tower and Great Bridge branches, new executive offices and other branch renovations. Data processing expense, another category of noninterest expense, posted an increase of 8.3% during the first six months of 2006 compared to the first six months of 2005. This increase was caused by the upgrade of many components of data processing equipment during 2005. Other noninterest expense posted an increase of 12.9% for the first six months of 2006 compared to the same time period during 2005 primarily due to expenses associated with opening the two new branches and the new executive offices, as well as an increase in advertising expense associated with the recent television campaign. The ratio of noninterest expense to average total assets was 1.8% for the first six months of 2006 compared to 1.6% for the first six months of 2005. Total noninterest expense increased $518 thousand, or 16.8%, for the three months ended June 30, 2006 compared to the same time period during 2005.

Occupancy expense for the remainder of 2006 is expected to continue to show an increase over the remainder of 2005 due to the lease agreement entered into during 2005 for portions of the first floor and the entire second floor of the Dominion Tower building. The initial term of the lease is for eleven years and two months.

Income tax expense for the first half of 2006 and 2005 was $1.5 million and $1.3 million, respectively. The Company’s effective tax rate for each period was 34.2% and 34.4%, respectively, and differed from the statutory rate of 34% due primarily to nondeductible expenses. Income tax expense for the three months ended June 30, 2006 and 2005 was $818,898 and $687,566, respectively. The Company’s effective tax rate for each period was 34.2% and 34.5%, respectively.

Capital Resources and Liquidity

Total shareholders’ equity increased $709 thousand, or 1.4%, to $49.8 million at June 30, 2006 compared to $49.1 million at December 31, 2005. As of June 30, 2006, the Company and the Bank were considered “well-capitalized”, the highest category of capitalization defined by the Federal Reserve Bank (the “FRB”). The Company continually monitors current and projected capital adequacy positions of both the Company and the Bank. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives, and returns to the shareholders in the form of dividends.

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

On August 2, 2006, the Company completed the rights offering and public offering of 1,849,200 shares of its common stock. The Company received net proceeds (after deducting issuance costs) of $19 million from the offering. The Company used the net proceeds from the offering to increase equity and for general corporate purposes, including future growth and expansion.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. For more information on the Company’s off-balance sheet arrangements, see Note 8 of the Notes to Consolidated Financial Statements contained in the 2005 Form 10-K.

Contractual Obligations

The Company’s contractual obligations consist of FHLB borrowings, time deposits, and operating lease obligations.

Critical Accounting Policies

General

U.S. generally accepted accounting principles are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates. Changes in such judgments, assumptions and estimates may have a significant impact on the consolidated financial statements. Actual results, in fact, could differ from those estimates.

Our single most critical accounting policy relates to our allowance for loan losses, which reflects the estimated losses resulting from the inability of our borrowers to make required loan payments.

Allowance for loan losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, credit concentrations, trends in historical loss experience, review of specific problem loans, and current economic conditions.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as impaired, doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is impaired when it is probable the creditor will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the present value of payments expected to be received, using the historical effective loan rate as the discount rate. Alternatively, measurement also may be based on observable market prices or, for loans that are solely dependent on the collateral for repayment, measurement may be based on the fair value of the collateral. The Company does not aggregate loans for risk classification. Loans that are to be foreclosed are measured based on the fair value of the collateral. If the recorded investment in the impaired loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Changes in the allowance for loan losses relating to impaired loans are charged or credited to the provision for loan losses.

Implementation of New Accounting Pronouncement

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, on January 1, 2006, using the modified prospective method which applies SFAS No. 123R to new awards and to the portion of existing awards that have not completely vested as of January 1, 2006. The Company had no existing stock options that remained unvested as of January 1, 2006; therefore, no additional stock-based compensation expense for existing awards of stock options was recognized after adopting SFAS No. 123R. Previously the Company had followed Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and had accounted for employee share options at intrinsic value. For more information on the Company’s adoption of SFAS No. 123R, see Note B of the Notes to Consolidated Financial Statements (Unaudited) contained in this report.

Stock-based compensation expense recognized under SFAS No. 123R in the consolidated statement of income for the six months ended June 30, 2006 was $147,111 with a related tax benefit of $50,018. This stock-based compensation expense was comprised of $13,385, which represented the grant-date fair value of stock options awarded during the period with exercise prices equal to the market price of the Company’s shares at the date of grant, and $133,739 related to nonvested share awards. The treatment for nonvested share awards would have been similar under the provisions of APB No. 25. Stock-based compensation expense recognized under SFAS No. 123R in the consolidated statement of income for the three months ended June 30, 2006 was $11,507 with a related tax benefit of $3,913. This amount was related to nonvested share awards.

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

In June 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Income Tax Uncertainties. FIN 48 clarifies the criteria for recognizing tax benefits under SFAS No. 109, Accounting for Income Taxes. This interpretation defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 is effective for fiscal years beginning after December 15, 2006, and is not expected to have a material effect on financial condition or the results of operations.

Forward-Looking Statements

Where appropriate, statements in this report may contain the insights of management into known events and trends that have or may be expected to have a material effect on our operations and financial condition. The information presented may also contain certain forward-looking statements regarding future financial performance, which are not historical facts and which involve various risks and uncertainties.

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

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the “Risk Factors” and “Business” sections in our 2005 Annual Report on Form 10-K filed March 16, 2006. Our risks include, without limitation, the following:

•	Our dependence on key personnel;
•	The high level of competition within the banking industry;
•	Our dependence on construction and land development loans that could be negatively affected by a downtown in the real estate market;
•	The adequacy of our estimate for known and inherent losses in our loan portfolio;
•	Changes in interest rate;
•	Our ability to manage our growth;
•	Governmental and regulatory changes that may adversely affect our expenses and cost structure;
•	The threat from technology based frauds and scams;
•	Our ability to use the proceeds from our recent offerings profitably;

Our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. The future events, developments or results described in this report could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after that date of this quarterly report and you should not expect us to do so.

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

The expected effect on net interest income for the twelve months following June 30, 2006 and December 31, 2005 due to a shock in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

(in thousands)	June 30, 2006 Change in Net Interest Income		December 31, 2005 Change in Net Interest Income
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$2,992	15.21%	$2,738	15.11%
+ 100 basis points	1,488	7.57%	1,366	7.54%
- 100 basis points	(1,493)	-7.59%	(1,366)	-7.54%
- 200 basis points	(2,991)	-14.19%	(2,697)	-14.89%

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

The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of June 30, 2006 or December 31, 2005.

ITEM 4 – CONTROLS AND PROCEDURES

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of operations, the Company may become party to legal proceedings. Currently, the Company is not party to any material legal proceedings.

ITEM 1A – RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Company’s 2005 Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program in 2003 by which management was authorized to repurchase an unlimited number of shares of the Company’s common stock in open market and privately negotiated transactions. During 2005, a total of 104,649 shares were repurchased under this program. During the first six months of 2006, the Company repurchased 245,242 shares of its common stock in open market and privately negotiated transactions. Detail for the share repurchase transactions conducted during the second quarter of 2006 appears below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 April 1, 2006- April 30, 2006	—	—	—	—

Month #2 May 1, 2006- May 31, 2006	8,089	$10.65	8,089	—

Month #3 June 1, 2006- June 30, 2006	53,732	$10.50	53,732	—

Total	61,821	$10.52	61,821	—

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on April 25, 2006.

The shareholders of the Company elected Jack W. Gibson, Douglas J. Glenn, Patricia M. Windsor, and Roland Carroll Smith, Sr. as directors of the Company with 6,193,086 shares representing 74.2% of the outstanding stock voting for the election and 168,282 shares withheld.

The shareholders of the Company voted for the election of KPMG LLP as the Company’s independent registered public accounting firm for 2006 with 6,219,430 shares representing 74.5% of the outstanding stock ratifying the election, 12,710 shares voting against, and 6,590 shares obstained.

The shareholders of the Company voted to approve the Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan with 5,073,090 shares representing 60.8% of the outstanding stock voting for the approval, 304,200 shares voting against, and 256,637 shares abstained.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Articles of Incorporation of Hampton Roads Bankshares, Inc., attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 2, 2001, incorporated herein by reference.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, attached as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

4.1	Specimen of Common Stock Certificate, attached as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference.

10.1	Employment Agreement, dated as of March 28, 1988, between the Registrant and Jack Gibson, attached as Exhibit 7 of the Form F-1, incorporated herein by reference.

10.2	Supplemental Retirement Agreement, dated as of March 31, 1994, attached as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference.

10.3	Non-Qualified Limited Stock Option Plan for Directors and Employees, dated March 31, 1994, attached as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

10.4	Employment Agreement, dated as of December 18, 1996, between the Registrant and Renee` McKinney, attached as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996, incorporated herein by reference.

10.5	First Amendment to Employment Agreement, dated as of February 1, 1997, between the Registrant and Jack Gibson, attached as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB, incorporated herein by reference.

10.6	First Amendment to Employment Agreement, dated as of February 1, 1997, between the Registrant and Renee McKinney, attached as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB, incorporated herein by reference.

10.7	Employment Agreement, dated as of March 9, 1999, between the Registrant and Tiffany Glenn, attached as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999, incorporated herein by reference.

10.8	Dividend Reinvestment and Stock Purchase Plan, dated as of March 14, 2002, attached as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 dated March 14, 2002, incorporated herein by reference.

10.9	Employment Agreement, dated as of October 11, 2001, between the Registrant and Gregory Marshall, attached as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, incorporated herein by reference.

10.10	Employment Agreement, dated as of December 31, 2002, between the Registrant and Julie Anderson, attached as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.11	First Amendment to Employment Agreement, dated as of December 31, 2002, between the Registrant and Julie Anderson, attached as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.12	Second Amendment to Employment Agreement, dated as of December 31, 2002, between the Registrant and Julie Anderson, attached as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.13	Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.14	First Amendment to the Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.15	Second Amendment to the Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.16	Third Amendment to the Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.17	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Jack Gibson, attached as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.18	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Renee’ McKinney, attached as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.19	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Tiffany Glenn, attached as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.20	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Gregory Marshall, attached as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.21	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Julie Anderson, attached as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.22	Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of March 14, 2006, attached as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 dated May 31, 2006, incorporated herein by reference.

10.23	First Amendment to the Employment Agreement between the Registrant and Gregory Marshall, dated October 11, 2001, attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.24	Second Amendment to the Employment Agreement between the Registrant and Gregory Marshall, dated October 11, 2001, attached as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.25	Hampton Roads Bankshares and Bank of Hampton Roads Executive Savings Plan, dated as of December 1, 2003, attached as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.26	Amendment No. One to the Supplemental Retirement Agreement, dated as of December 9, 2003, between the Registrant and Jack Gibson, attached as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.27	Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of January 1, 2005, attached as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.28	2006 Executive Officers Bonus Plan Summary, attached as Exhibit 99.6 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.29	Director Retirement Plan Summary, attached as Exhibit 99.7 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

21.1	Subsidiaries of Hampton Roads Bankshares, Inc., attached as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Jack W. Gibson is filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Donald W. Fulton, Jr. is filed herewith.

32.1	Section 1350 Certification of Jack W. Gibson and Donald W. Fulton, Jr. is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: August 9, 2006	/s/ Donald W. Fulton, Jr.
Donald W. Fulton, Jr. Senior Vice President and Chief Financial Officer (on behalf of the Registrant and as principal financial officer)