Form 10-Q
period 2006-09-30
HAMPTON ROADS BANKSHARES INC
filed 2006-11-07
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

Commission File Number 001-32968

HAMPTON ROADS BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-2053718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 Waterside Drive, Suite 200, Norfolk, Virginia	23510
(Address of principal executive offices)	(Zip Code)

(757) 217-1000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-acceleratedfiler ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 1, 2006.

Common Stock, $0.625 Par Value	10,177,955 Shares

HAMPTON ROADS BANKSHARES, INC.

PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets

	(Unaudited) September 30, 2006	December 31, 2005
Assets:
Cash and due from banks	$19,565,975	$17,513,955
Overnight funds sold	14,617,979	18,294,012
Interest-bearing deposits in other banks	9,963,054	932,688

Total cash and cash equivalents	44,147,008	36,740,655
Investment securities available-for-sale, at fair value	57,909,470	71,113,959
Federal Home Loan Bank stock	2,597,900	2,057,100
Federal Reserve Bank stock	1,377,350	654,600

Total investments	61,884,720	73,825,659
Loans	337,685,591	285,329,935
Allowance for loan losses	(3,821,464)	(3,597,497)

Net loans	333,864,127	281,732,438
Premises and equipment, net	12,284,767	11,456,501
Interest receivable	2,031,566	1,761,570
Deferred tax asset	2,304,799	1,951,043
Other assets	2,051,543	2,049,417

Total assets	$458,568,530	$409,517,283

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest bearing demand	$103,380,506	$104,930,259
Interest bearing:
Demand	41,787,782	47,491,912
Savings	66,548,364	79,514,001
Time deposits:
Less than $100,000	70,222,516	61,116,511
$100,000 or more	64,627,253	34,393,834

Total deposits	346,566,421	327,446,517
Federal Home Loan Bank borrowings	38,000,000	30,500,000
Interest payable	960,338	490,182
Other liabilities	3,848,045	1,950,055

Total liabilities	389,374,804	360,386,754

Shareholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.625 par value. Authorized 40,000,000 shares; issued and outstanding 10,177,955 shares in 2006 and 8,242,822 shares in 2005	6,361,222	5,151,764
Capital surplus	41,937,842	23,852,040
Retained earnings	21,476,197	20,770,448
Accumulated other comprehensive loss, net of tax	(581,535)	(643,723)

Total shareholders’ equity	69,193,726	49,130,529

Total liabilities and shareholders’ equity	$458,568,530	$409,517,283

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Interest Income:
Loans, including fees	$7,098,883	$5,618,691	$19,232,974	$16,082,988
Investment securities	645,302	489,777	2,089,186	1,099,787
Overnight funds sold	80,835	58,697	142,122	123,614
Interest-bearing deposits in other banks	81,879	79,390	108,458	154,478

Total interest income	7,906,899	6,246,555	21,572,740	17,460,867

Interest Expense:
Deposits:
Demand	193,981	77,148	344,407	242,547
Savings	567,570	349,875	1,547,165	708,847
Time deposits:
Less than $100,000	677,200	538,095	1,803,201	1,621,007
$100,000 or more	703,669	316,347	1,450,714	900,649

Interest on deposits	2,142,420	1,281,465	5,145,487	3,473,050
Federal Home Loan Bank borrowings	412,235	248,715	965,005	743,854
Overnight funds purchased	6,158	—	116,602	10,235

Total interest expense	2,560,813	1,530,180	6,227,094	4,227,139

Net interest income	5,346,086	4,716,375	15,345,646	13,233,728
Provision for loan losses	90,000	177,000	90,000	486,000

Net interest income after provision for loan losses	5,256,086	4,539,375	15,255,646	12,747,728

Noninterest Income:
Service charges on deposit accounts	490,093	502,883	1,379,666	1,446,008
Other service charges and fees	363,715	346,677	1,188,197	1,084,493

Total noninterest income	853,808	849,560	2,567,863	2,530,501

Noninterest Expense:
Salaries and employee benefits	2,365,939	1,891,206	6,779,556	5,627,928
Occupancy	428,855	260,376	1,252,975	739,908
Data processing	152,567	135,207	446,446	406,454
Other	853,092	819,658	2,636,400	2,399,577

Total noninterest expense	3,800,453	3,106,447	11,115,377	9,173,867

Income before provision for income taxes	2,309,441	2,282,488	6,708,132	6,104,362
Provision for income taxes	789,886	779,777	2,294,566	2,092,470

Net income	$1,519,555	$1,502,711	$4,413,566	$4,011,892

Earnings Per Share:
Basic earnings per share	$0.16	$0.19	$0.51	$0.49

Diluted earnings per share	$0.16	$0.18	$0.49	$0.48

Basic weighted average shares outstanding	9,605,972	8,105,214	8,736,839	8,106,031
Effect of dilutive stock options and nonvested stock	180,095	227,984	189,541	243,596

Diluted weighted average shares outstanding	9,786,067	8,333,198	8,926,380	8,349,627

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

Nine Months ended September 30, 2006 and Year ended December 31, 2005

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total
	Shares	Amount
Balance at December 31, 2004	8,059,528	$5,037,205	$20,626,500	$18,170,928	$(209,073)	$43,625,560
Comprehensive income:
Net income	—	—	—	5,507,329	—	5,507,329
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $223,911	—	—	—	—	(434,650)	(434,650)

Total comprehensive income						5,072,679
Shares issued related to:
401(k) plan	8,952	5,595	81,689	—	—	87,284
Exercise of stock options	85,421	53,388	510,480	—	—	563,868
Dividend reinvestment	160,628	100,392	1,699,139	—	—	1,799,531
Nonvested stock	33,045	20,653	333,098	—	—	353,751
Payout of fractional shares	(103)	(64)	(1,075)	—	—	(1,139)
Common stock repurchased	(104,649)	(65,405)	(1,026,750)	(223)	—	(1,092,378)
Change in stock-based compensation	—	—	1,507,638	—	—	1,507,638
Excess tax benefit of stock option exercises	—	—	121,321	—	—	121,321
Cash dividends ($0.36 per share)	—	—	—	(2,907,586)	—	(2,907,586)

Balance at December 31, 2005	8,242,822	5,151,764	23,852,040	20,770,448	(643,723)	49,130,529
(Unaudited)
Comprehensive income:
Net income	—	—	—	4,413,566	—	4,413,566
Change in unrealized gain (loss)on securities available-for-sale, net of taxes of $32,036	—	—	—	—	62,188	62,188

Total comprehensive income						4,475,754
Shares issued related to:
401(k) plan	11,333	7,083	115,312	—	—	122,395
Advisory board fees	2,332	1,457	23,843	—	—	25,300
Exercise of stock options	213,909	133,694	1,253,406	—	—	1,387,100
Dividend reinvestment	183,550	114,719	1,994,715	—	—	2,109,434
Stock-based compensation expense	10,131	6,332	153,698	—	—	160,030
Stock offering, net of costs of $1,107,045	1,849,200	1,155,750	17,893,485	—	—	19,049,235
Common stock repurchased	(335,322)	(209,577)	(3,515,271)	(122)	—	(3,724,970)
Excess tax benefit of stock option exercises	—	—	166,614	—	—	166,614
Cash dividends ($0.40 per share)	—	—	—	(3,707,695)	—	(3,707,695)

Balance at September 30, 2006	10,177,955	$6,361,222	$41,937,842	$21,476,197	$(581,535)	$69,193,726

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Operating Activities:
Net income	$4,413,566	$4,011,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	652,472	460,143
Provision for loan losses	90,000	486,000
Advisory board fees	25,300	—
Stock-based compensation expense	160,030	128,150
Loss on sale of premises and equipment	—	668
Net amortization of premiums and accretion of discounts on investment securities	30,029	392,806
Deferred income tax benefit	(385,792)	(231,560)
Changes in:
Interest receivable	(269,996)	(297,118)
Other assets	(2,126)	(290,054)
Interest payable	470,156	38,914
Other liabilities	1,736,156	1,212,261

Net cash provided by operating activities	6,919,795	5,912,102

Investing Activities:
Proceeds from maturities and calls of investment securities available-for-sale	15,107,741	7,927,785
Purchase of investment securities available-for-sale	(1,839,057)	(34,000,000)
Proceeds from sales of Federal Home Loan Bank stock	2,227,500	112,500
Purchase of Federal Home Loan Bank stock	(2,768,300)	(502,200)
Purchase of Federal Reserve Bank stock	(722,750)	(4,050)
Net increase in total loans	(52,221,689)	(12,592,110)
Purchase of premises and equipment	(744,988)	(1,187,374)

Net cash used in investing activities	(40,961,543)	(40,245,449)

Financing Activities:
Net increase in deposits	19,119,904	37,374,515
Repayments of Federal Home Loan Bank borrowings	(2,500,000)	(2,500,000)
Proceeds from Federal Home Loan Bank borrowings	10,000,000	10,000,000
Stock issuance costs	(945,211)	—
Common stock repurchased	(2,875,733)	(1,089,260)
Issuance of shares related to 401(k) plan	122,395	87,284
Issuance of shares in rights and public offering	19,420,530	—
Proceeds from exercise of stock options	537,864	277,204
Excess tax benefit realized from stock options exercised	166,614	—
Dividends paid, net	(1,598,262)	(1,108,055)

Net cash provided by financing activities	41,448,101	43,041,688

Increase in cash and cash equivalents	7,406,353	8,708,341
Cash and cash equivalents at beginning of period	36,740,655	19,773,485

Cash and cash equivalents at end of period	$44,147,008	$28,481,826

Supplemental cash flow information:
Cash paid during the period for interest	$5,756,938	$4,188,225
Cash paid during the period for income taxes	2,570,000	1,942,000
Supplemental noncash information:
Dividends reinvested	$2,109,434	$1,799,531
Value of shares exchanged in exercise of stock options	849,237	53,723
Accrued stock issuance costs	161,834	—
Issuance of stock in exchange for land	735,750	—

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2006

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005 (the “2005 Form 10-K”).

NOTE B – SHARE-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, on January 1, 2006, using the modified prospective method which applies SFAS No. 123R to new awards and to the portion of existing awards that have not completely vested as of January 1, 2006. The Company had no existing stock options that remained unvested as of January 1, 2006; therefore, no additional stock-based compensation expense for existing awards of stock options was recognized after adopting SFAS No. 123R. Previously the Company had followed Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and had accounted for employee share options at intrinsic value. The information for September 30, 2005 had been disclosed in the Company’s quarterly report on Form 10-Q for the period ended September 30, 2005, together with reported and pro forma figures for net income and earnings per share, in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The fair value of stock options was estimated at the date of grant using a lattice option pricing model.

Stock-based compensation expense recognized under SFAS No. 123R in the consolidated statement of income for the nine months ended September 30, 2006 was $160,030 with a related tax benefit of $54,410. This stock-based compensation expense was comprised of $13,372, which represented the grant-date fair value of stock options awarded during the period with exercise prices equal to the market price of the Company’s shares at the date of grant, and $146,657 related to nonvested share awards. The treatment for nonvested share awards would have been similar under the provisions of APB Opinion No. 25. Stock-based compensation expense recognized under SFAS No. 123R in the consolidated statement of income for the three months ended September 30, 2006 was $12,919 with a related tax benefit of $4,392. This amount was related to nonvested share awards.

Reported and pro forma results and a summary of the assumptions used are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net Income:
As reported	$1,519,555	$1,502,711	$4,413,566	$4,011,892
Pro forma	1,519,555	1,502,711	4,413,566	4,011,892

Employee share-based payment compensation expense (net of tax):
As reported	$8,527	$—	$105,620	$84,579
Pro forma expense based on SFAS No.123	8,527	—	105,620	84,579

Net income per share:
Basic - as reported	$0.16	$0.19	$0.51	$0.49
Basic - pro forma	0.16	0.19	0.51	0.49
Diluted - as reported	0.16	0.18	0.49	0.48
Diluted - pro forma	0.16	0.18	0.49	0.48

Assumptions:(1)
Risk - free interest rate	—	—	4.37%	4.29%
Volatility	—	—	10.08%	21.62%
Dividend yield	—	—	3.38%	3.69%
Expected term (in years)	—	—	9.90	2.70

(1)	There were no stock options issued during the three months ended September 30, 2006 or 2005.

Certain characteristics of the options granted during the first quarter of 2005, including the low volatility of the underlying stock, the high dividend yield, and the employee pay-down of the exercise price, caused the stock-based compensation expense based on APB Opinion No. 25 and the pro forma expense based on SFAS No. 123 to be the same. The information for the first quarter of 2006 reflects the adoption of SFAS No. 123R as of January 1, 2006; therefore, there is no difference between the amounts as reported and the pro forma amounts.

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

The Company has granted stock options to its directors and employees. All options, when granted, have 10-year terms and are fully vested and exercisable at the date of grant. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2006 is as follows:

	Options Outstanding	Average Exercise Price	Contractual Life (in years)	Intrinsic Value
Balance at December 31, 2005	1,024,559	$7.70	—	$—
Granted	10,131	10.65	—	—
Expired	(27,679)	8.94	—	—
Exercised	(213,909)	6.48	—	—

Balance at September 30, 2006	793,102	$8.03	5.38	$3,262,189

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2006 and 2005 was $1.32 and $4.88, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $912,880 and $301,672, respectively. Cash received from stock option exercises for the nine months ended September 30, 2006 and 2005 was $537,864 and $277,204, respectively. The excess tax benefit realized for the tax deductions from option exercises totaled $166,614 and $137,996, respectively, for the nine months ended September 30, 2006 and 2005.

As of September 30, 2006, the Company had granted nonvested shares to ten directors as part of an incentive plan, three employees as part of an incentive plan, and seven directors for deferred directors’ fees. Nonvested shares awarded to directors begin vesting five years from the date of grant and will be fully vested nine years from the date of grant. Nonvested shares awarded to employees began vesting upon grant date and continue to vest in 20% increments over the next four years. The nonvested shares issued to directors as a method of deferring their directors’ fees are expensed at the time the fees are earned by the director. A summary of the Company’s nonvested share activity and related information for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted-Average Grant-date Fair Value
Balance at December 31, 2005	30,045	$10.71
Granted	10,131	10.65
Vested	—	—

Balance at September 30, 2006	40,176	$10.69

As of September 30, 2006, there was $164,794 of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 4.94 years.

The Company has a policy of issuing new shares to satisfy stock option exercises and has 1,000,000 shares available under the shareholder approved stock incentive plan. However, shares may be repurchased in open market or privately negotiated transactions under certain circumstances.

NOTE C – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale were:

	September 30, 2006		December 31, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. Agency securities	$57,956,356	$57,089,844	$71,979,985	$71,007,187
U.S. Treasury securities	100,000	98,090	100,000	97,457
Mortgage-backed securities	734,228	721,536	9,311	9,315

Total investment securities available-for-sale	$58,790,584	$57,909,470	$72,089,296	$71,113,959

NOTE D – LOANS

Major classifications of loans are summarized as follows:

	September 30, 2006	December 31, 2005
Commercial	$67,636,657	$60,972,016
Construction	100,738,761	85,205,034
Real estate-commercial mortgage	128,502,200	104,313,449
Real estate-residential mortgage	24,130,302	20,010,503
Installment loans to individuals	17,020,592	15,107,168
Deferred loan fees and related costs	(342,921)	(278,235)

Total loans	$337,685,591	$285,329,935

Non-performing assets were as follows:

	September 30, 2006	December 31, 2005
Loans 90 days past due and still accruing interest	$15,592	$30,112
Nonaccrual loans	1,665,382	1,790,869
Real estate aquired in settlement of loans	—	—

	$1,680,974	$1,820,981

Information on impaired loans was as follows:

	September 30, 2006	December 31, 2005
Impaired loans for which an allowance has been provided	$1,890,382	$1,770,656
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$1,890,382	$1,770,656

Allowance provided for impaired loans, included in the allowance for loan losses	$452,221	$354,131

Average balance in impaired loans	$1,951,610	$1,777,615

Interest income recognized from impaired loans	$14,850	$—

NOTE E – ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the nine months ended September 30, 2006 and 2005 were as follows:

	2006	2005
Balance at beginning of period	$3,597,497	$3,070,600
Provision for loan losses	90,000	486,000
Loans charged off	(54,736)	(63,745)
Recoveries	188,703	23,486

Balance at end of period	$3,821,464	$3,516,341

NOTE F – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	September 30, 2006	December 31, 2005
Land	$4,321,466	$3,580,313
Buildings and improvements	5,961,429	5,805,407
Leasehold improvements	820,694	812,650
Equipment, furniture and fixtures	5,101,974	4,526,455

	16,205,563	14,724,825
Less accumulated depreciation and amortization	(3,920,796)	(3,268,324)

Premises and equipment, net	$12,284,767	$11,456,501

NOTE G – SUPPLEMENTAL RETIREMENT AGREEEMENTS

The Company has entered into supplemental retirement agreements with several key officers and recognizes expense each year related to these agreements based on the present value of the benefits expected to be provided to the employees and any beneficiaries. The expense recognized during the first nine months of 2006 and 2005 was $367,872 and $177,588, respectively.

NOTE H – STOCK OFFERING

On August 2, 2006, the Company completed the rights offering and public offering of 1,849,200 shares of its common stock. The Company received net proceeds (after deducting issuance costs) of $19,049,235 million from the offering. The Company used the net proceeds from the offering to increase equity and subsequently the Bank’s legal lending limit and for general corporate purposes, including future growth and expansion.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the important factors affecting the consolidated results of operations, financial condition, capital resources and liquidity of the Company. This report identifies trends and material changes that occurred during the reporting periods and should be read in conjunction with the financial statements and notes in this report and the Company’s 2005 Form 10-K.

Financial Condition

Total assets, a benchmark used by banks when comparing size, are the strongest indicator of our continuous growth. Total assets at September 30, 2006 were $458.6 million, an increase of $49.1 million, or 12.0%, over December 31, 2005 total assets of $409.5 million. Average assets increased $44.5 million, or 11.8%, to a new high of $420.7 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

As a community bank, the Company has a primary objective of meeting the business and consumer credit needs within its market where standards of profitability, client relationships and credit quality can be met. The loan portfolio grew $52.4 million, or 18.4%, to $337.7 million as of September 30, 2006 compared to December 31, 2005. This growth can be attributed primarily to the commercial, construction and real estate - commercial mortgage categories of the loan portfolio, which increased by 10.9%, 18.2% and 23.2%, respectively, during the first nine months of 2006.

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through ongoing credit review processes, the Company conducts an independent and comprehensive allowance analysis of its loan portfolio at least quarterly. The allowance for loan losses was $3.8 million, or 1.13% of outstanding loans, as of September 30, 2006 compared with $3.6 million, or 1.26% of outstanding loans, as of December 31, 2005. This ratio was 1.22% on September 30, 2005. Management considers the allowance for loan losses to be adequate.

The Company’s investment portfolio consists of available-for-sale U.S. Agency, U.S. Treasury and mortgage-backed securities. At September 30, 2006, the estimated fair value of investment securities held by the Company was $57.9 million, down $13.2 million, or 18.6%, from $71.1 million at December 31, 2005. The decrease was the result of maturities of investment securities with a par value of $15.0 million netted against the purchase of investment securities with a par value of $1.8 million along with the change in unrealized gains or losses on available-for-sale investment securities and unamortized premiums/unaccreted discounts on the remaining investment securities.

Deposits are the most significant source of the Company’s funds for use in lending and general business purposes. The Company’s balance sheet growth is determined largely by the availability of deposits in its market, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at September 30, 2006 increased $19.1 million, or 5.8%, to $346.6 million compared to December 31, 2005. Significant changes in the deposit categories include a decrease of $13.0 million, or 16.3% from December 31, 2005 to September 30, 2006 in savings accounts and a $30.2 million, or 87.9%, increase in time deposits with balances of $100,000 or more. The increase in the large balance time deposits was the result of an inflow of public funds along with transfers from interest rate sensitive premium savings accounts which were shifted by depositors into higher rate deposit accounts in the rising interest rate environment during the first half of 2006.

FHLB borrowings increased $7.5 million or 24.6% to $38.0 million at September 30, 2006 compared to $30.5 million on December 31, 2005. The additional borrowings were put to use to fund loan growth during the first nine months of 2006.

Results of Operations

During the first nine months of 2006, the Company had net income of $4.4 million, an increase of 10.0% over net income of $4.0 million in the first nine months of 2005. Net income produced a return of 1.40% on average total assets and 11.02% on average shareholders’ equity in the first nine months of 2006. During the comparable period in 2005, these ratios were 1.43% and 12.11%, respectively. Net income was unchanged for the three months ended September 30, 2006 and 2005 at $1.5 million. Diluted earnings per share increased 2.1% to $0.49 per share for the first nine months of 2006 compared to $0.48 per share for the first nine months of 2005. Diluted earnings per share decreased 11.1% to $0.16 per share for the three months ended September 30, 2006 compared to $0.18 per share for the three months ended September 30, 2005. This decrease in diluted earnings per share is attributable primarily to an increase in the number of shares outstanding resulting from the stock issuance in the third quarter of 2006.

Net interest income, the principal source of income for the Company, represents interest and fees earned from lending and investment activities less the interest paid to fund these activities. Variations in the volume and mix of interest earning assets and interest bearing liabilities, changes in the yields earned and the rates paid, and the level of noninterest bearing liabilities available to support earning assets all impact net interest income. Net interest income for the first nine months of 2006 was $15.3 million, a $2.1 million, or 16.0%, increase over the first nine months of 2005. Net interest income for the three months ended September 30, 2006 was $5.3 million, a $630 thousand, or 13.4%, increase over the same period in 2005.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. The Company’s net interest margin increased from 5.08% during the first nine months of 2005 to 5.26% for the same period in 2006. This increase can be attributed to increases in average interest earning assets coupled with rising interest rates. The federal funds targeted rate ranged from 4.25% to 5.25% during the first nine months of 2006 compared to 2.25% to 3.75% during the first nine months of 2005. The higher federal funds rate resulted in comparable increases in bank lending rates. Net interest margin remained 5.15% during both the three months ended September 30, 2006 and the same period in 2005.

The Company’s interest earning assets consist primarily of loans, investment securities, interest-bearing deposits in other banks, and overnight funds sold. Interest income on loans, including fees, increased $3.1 million to $19.2 million for the nine months ended September 30, 2006 compared to the same time period during 2005. This increase resulted from the 76 basis point increase experienced in the average interest yield along with the $24.6 million increase in the average loan balance. Interest income on loans, including fees, increased $1.5 million to $7.1 million for the three months ended September 30, 2006 compared to the same period during 2005. Interest income on investment securities increased $989 thousand to $2.1 million for the nine months ended September 30, 2006 compared to the same time period during 2005. The $21.6 million increase in the average investment securities balance along with a 95 basis point increase in the average interest yield produced this increase. Interest income on investment securities increased $156 thousand to $645 thousand for the three months ended September 30, 2006 compared to the same time period during 2005. Interest income on interest-bearing deposits in other banks decreased $46 thousand for the nine months ended September 30, 2006 compared to the same time period during 2005. This decrease was the result of the $3.5 million decrease in average interest-bearing deposits in other banks netted against a 169 basis point increase in the average interest yield. Interest income on interest-bearing deposits in other banks increased $2 thousand for the three months ended September 30, 2006 compared to the same time period in 2005. Interest income on overnight funds sold increased $19 thousand to $142 thousand for the nine months ended September 30, 2006 compared to the same time period during 2005. This increase was due to the 180 basis point increase experienced in the average interest yield, partially offset by the $1.4 million decrease in average overnight funds sold. Interest income on overnight funds sold increased $22 thousand for the three months ended September 30, 2006 compared to the same time period in 2005.

The Company’s interest bearing liabilities consist of deposit accounts and other borrowings. Interest expense from deposits increased $1.7 million to $5.1 million for the nine months ended September 30, 2006 compared to the same time period during 2005. This increase resulted from the 71 basis point increase experienced in the average interest rate, as well as the $27.4 million increase in the average interest bearing deposit balance. Interest expense from deposits increased $861 thousand for the three months ended September 30, 2006 compared to the same period during 2005. Interest expense from other borrowings, which consists of FHLB borrowings and overnight funds purchased, increased $328 thousand to $1.1 million for the nine months ended September 30, 2006 compared to the same time period during 2005. The $5.5 million increase in the average other borrowings balance and the 71 basis point increase in the average interest rate produced this result. Interest expense from other borrowings increased $170 thousand for the three months ended September 30, 2006 compared to the same time period during 2005.

During the first nine months of 2006, the Company recorded loan recoveries to the allowance for loan losses in the amount of $189 thousand, loan charge-offs in the amount of $55 thousand, and a provision for loan losses in the amount of $90 thousand. During the first nine months of 2005, the Company recorded loan recoveries to the allowance for loan losses in the amount of $23 thousand, loan charge-offs in the amount of $64 thousand, and a provision for loan losses in the amount of $486 thousand.

The Company reported an increase in total noninterest income of $37 thousand, or 1.5%, for the first nine months of 2006 compared to the same period in 2005. Service charges on deposit accounts, the Company’s primary source of noninterest income, decreased $66 thousand or 4.6% to $1.4 million for the first nine months of 2006 compared to the same period in 2005. Other service charges and fees increased $104 thousand, or 9.6%, for the first nine months of 2006 compared to the first nine months of 2005. Noninterest income comprised 10.6% of total revenue in the first nine months of 2006 compared with 12.7% in the first nine months of 2005. Noninterest income increased $4 thousand, or 0.5%, for the three months ended September 30, 2006 compared to the same time period in 2005.

Noninterest expense represents the overhead expenses of the Company. Total noninterest expense increased $1.9 million, or 21.2%, for the first nine months of 2006 compared to the first nine months of 2005. This increase was partially attributable to a 20.5% increase in salaries and employee benefits resulting from higher employee benefits expense related to incentive based programs designed to promote business development and increased salary expense related to an increase in the number of employees and normal salary increases. Occupancy expense increased to $1.3 million for the nine months ended September 30, 2006 compared to $740 thousand for the same time period in 2005 due primarily to the addition of the Dominion Tower and Great Bridge branches, new executive offices and other branch renovations. Data processing expense, another category of noninterest expense, posted an increase of 9.8% during the first nine months of 2006 compared to the first nine months of 2005. This increase was caused by the upgrade of many components of data processing equipment during 2005. Other noninterest expense posted an increase of 9.9% for the first nine months of 2006 compared to the same time period during 2005 primarily due to expenses associated with opening the two new branches and the new executive offices, as well as an increase in advertising expense associated with the recent television campaign. The ratio of noninterest expense to average total assets was 2.6% for the first nine months of 2006 compared to 2.4% for the first nine months of 2005. Total noninterest expense increased $694 thousand, or 22.3%, for the three months ended September 30, 2006 compared to the same time period during 2005.

Occupancy expense for the remainder of 2006 is expected to continue to show an increase over the remainder of 2005 due to the lease agreement entered into during 2005 for portions of the first floor and the entire second floor of the Dominion Tower building. The initial term of the lease is for eleven years and two months.

Income tax expense for the first half of 2006 and 2005 was $2.3 million and $2.1 million, respectively. The Company’s effective tax rate for each period was 34.2% and 34.3%, respectively, and differed from the statutory rate of 34% due primarily to nondeductible expenses. Income tax expense for the three months ended September 30, 2006 and 2005 was $790 thousand and $780 thousand, respectively. The Company’s effective tax rate for both periods was 34.2%.

Capital Resources and Liquidity

Total shareholders’ equity increased $20.1 million, or 40.8%, to $69.2 million at September 30, 2006 compared to $49.1 million at December 31, 2005. As of September 30, 2006, the Company and the Bank were considered “well-capitalized”, the highest category of capitalization defined by the Federal Reserve Bank (the “FRB”). The Company continually monitors current and projected capital adequacy positions of both the Company and the Bank. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives, and returns to the shareholders in the form of dividends.

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

On August 2, 2006, the Company completed the rights offering and public offering of 1,849,200 shares of its common stock. The Company received net proceeds (after deducting issuance costs) of $19.0 million from the offering. The Company used the net proceeds from the offering to increase equity and subsequently the Bank’s legal lending limit and for general corporate purposes, including future growth and expansion.

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

Implementation of New Accounting Pronouncement

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, on January 1, 2006, using the modified prospective method which applies SFAS No. 123R to new awards and to the portion of existing awards that have not completely vested as of January 1, 2006. The Company had no existing stock options that remained unvested as of January 1, 2006; therefore, no additional stock-based compensation expense for existing awards of stock options was recognized after adopting SFAS No. 123R. Previously the Company had followed Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and had accounted for employee share options at intrinsic value. For more information on the Company’s adoption of SFAS No. 123R, see Note B of the Notes to Consolidated Financial Statements (Unaudited) contained in this report.

Stock-based compensation expense recognized under SFAS No. 123R in the consolidated statement of income for the nine months ended September 30, 2006 was $160,030 with a related tax benefit of $54,410. This stock-based compensation expense was comprised of $13,385, which represented the grant-date fair value of stock options awarded during the period with exercise prices equal to the market price of the Company’s shares at the date of grant, and $146,657 related to nonvested share awards. The treatment for nonvested share awards would have been similar under the provisions of APB Opinion No. 25. Stock-based compensation expense recognized under SFAS No. 123R in the consolidated statement of income for the three months ended September 30, 2006 was $12,919 with a related tax benefit of $4,392. This amount was related to nonvested share awards.

Future Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in SFAS No. 133 related to beneficial interests in securitized financial assets and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative. SFAS No. 155 is effective for all financial instruments acquired or issued for fiscal years beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on financial condition or the results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, established a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on financial condition or the results of operations.

In September 2006, the FASB issued SFAS No. 158, Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends SFAS Nos. 87, 88,106 and 132(R). This statement requires employers to recognize in the statement of financial position the over funded or under funded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on financial condition or the results of operations.

In September 2006, the SEC released Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current year financial statements. The SEC allows registrants to record the effects of adopting this guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006. The adoption of this SAB is not expected to have a material effect on financial condition or the results of operations.

In September 2006, the Emerging Issues Task Force (“EITF”) released EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The EITF reached a consensus that for an endorsement split-dollar life insurance arrangement, an employer should recognize a liability for future benefits based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007. The adoption of the EITF is not expected to have a material effect on financial condition or the results of operations.

In September 2006, the EITF released EITF Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. The EITF reached a consensus that a policyholder should consider any additional amounts to be received included in the contractual terms of the policy in determining the amount that could be realized under the insurance contract. A policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy. The cash surrender value should not be discounted when contractual limitations on the ability to surrender a policy exist if the policy continues to operate under its normal terms during the restriction period. The consensuses are effective for fiscal years beginning after December 15, 2006. The adoption of the EITF is not expected to have a material effect on financial condition or the results of operations.

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

For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the “Risk Factors” and “Business” sections in the 2005 Form 10-K. Our risks include, without limitation, the following:

•	Our dependence on key personnel;

•	The high level of competition with the banking industry;

•	Our dependence on construction and land development loans that could be negatively affected by a downturn in the real estate market;

•	The adequacy of our estimate for known and inherent losses in our loan portfolio;

•	Changes in interest rate;

•	Our ability to manage our growth;

•	Governmental and regulatory changes that may adversely affect our expenses and cost structure;

•	The threat from technology based frauds and scams; and

•	Our ability to use the proceeds from our recent offerings profitably.

Our forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. The future events, developments or results described in this report could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after the date of this quarterly report and you should not expect us to do so.

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

The expected effect on net interest income for the twelve months following September 30, 2006 and December 31, 2005 due to a shock in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

(in thousands)	September 30, 2006		December 31, 2005
	Change in Net Interest Income		Change in Net Interest Income
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$3,282	15.87%	$2,738	15.11%
+ 100 basis points	1,632	7.89%	1,366	7.54%
- 100 basis points	(1,635)	-7.91%	(1,366)	-7.54%
- 200 basis points	(3,277)	-15.84%	(2,697)	-14.89%

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

The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of September 30, 2006 or December 31, 2005.

ITEM 4 – CONTROLS AND PROCEDURES

As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program in 2003 by which management was authorized to repurchase an unlimited number of shares of the Company’s common stock in open market and privately negotiated transactions. During 2005, a total of 104,649 shares were repurchased under this program. During the first nine months of 2006, the Company repurchased 335,322 shares of its common stock in open market and privately negotiated transactions. Detail for the share repurchase transactions conducted during the third quarter of 2006 appears below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 July 1, 2006- July 31, 2006	—	—	—	—

Month #2 August 1, 2006- August 31, 2006	—	—	—	—

Month #3 September 1, 2006- September 30, 2006	90,080	12.18	90,080	—

Total	90,080	12.18	90,080	—

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the quarter.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5- OTHER INFORMATION

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

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: November 6, 2006	/s/ Donald W. Fulton, Jr.
Donald W. Fulton, Jr.
Senior Vice President and Chief Financial Officer
(on behalf of the Registrant and as principal financial officer)