Form 10-K
period 2006-12-31
HAMPTON ROADS BANKSHARES INC
filed 2007-03-16
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

Commission file number 001-32968

Hampton Roads Bankshares, Inc.

(Exact name of registrant as specified in its charter)

Virginia	54-2053718
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

999 Waterside Dr., 2nd Floor, Norfolk, VA	23510
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (757) 217-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.625 per share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 7,363,492 voting shares held by non-affiliates based on the last sales price of $11.00 as of June 30, 2006 as recorded by the Bank of Hampton Roads (Transfer Agent, at the time) was $80,998,410.

The number of shares outstanding of the issuer’s common stock as of March 14, 2007 was 10,269,030 shares of Common Stock, par value $0.625 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2006 are incorporated by reference into Part II, which Annual Report is filed herewith as Exhibit 13.1.

Portions of the proxy statement for the annual shareholders’ meeting to be held May 8, 2007 are incorporated by reference into Part III.

Hampton R oads, Bankshares, Inc.

Form 10-K Annual Report

For the Year Ended December 31, 2006

PART 1

ITEM 1 - BUSINESS

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

The Bank is a Virginia state-chartered commercial bank with 17 full service offices in the Hampton Roads region of southeastern Virginia, including eight offices in the city of Chesapeake, four offices in each of the cities of Norfolk and Virginia Beach, and one office in the city of Suffolk. The Bank was organized in March 1987 and commenced operations in December 1987. The Bank’s principal executive office moved during the fourth quarter of 2005 and is now located at 999 Waterside Drive, 2nd Floor, Norfolk, VA 23510 and our telephone number is (757) 217-1000.

In January 2004, we formed Hampton Roads Investments, Inc., a wholly owned subsidiary, to provide securities, brokerage, and investment advisory services. It is a full service investment company handling all aspects of wealth management including stocks, bonds, annuities, mutual funds and financial advice.

B. Financial Information about Industry Segments:

We do not participate in any industry segments outside of the financial services industry.

C. Narrative Description of Business:

Principal Products or Services:

We engage in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in our primary service area which includes Chesapeake, Suffolk, Norfolk, and Virginia Beach, Virginia. Our principal business is to attract deposits and to loan or invest those deposits on profitable terms. We offer all traditional loan and deposit banking services, as well as telephone banking, internet banking, and debit cards. We accept both commercial and consumer deposits. These deposits are in varied forms of both demand and time accounts including checking accounts, interest checking, money market accounts, savings accounts, certificates of deposit, and IRA accounts.

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

Lending Activities:

General. We offer a full range of commercial, real estate and consumer lending products and services, described in further detail below. Commercial, construction, real estate-commercial mortgage, real estate-residential mortgage and installment loans to individuals account for approximately 19%, 31%, 37%, 7%, and 6%, respectively, of our loan portfolio at December 31, 2006. Our primary lending objective is to meet business and consumer needs in our market area while maintaining our standards of profitability and credit quality all while enhancing client relationships. All lending decisions are based upon an evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan. With few exceptions, personal guarantees are required on all loans.

Commercial loans. We make commercial loans to qualified businesses in our market area. Commercial loans are loans to businesses which are typically not collateralized by real estate. Generally, the purpose of commercial loans is for the financing of accounts receivable, inventory, or the purchase of equipment and machinery. Commercial loans generally have a higher degree of risk than real estate loans, and therefore have commensurately higher yields. The value of collateral securing real estate loans is more readily ascertainable and generally does not depreciate over time as does the collateral securing commercial loans. Repayment of commercial loans may be more substantially dependent upon the success of the business itself and therefore must be monitored more frequently. In order to reduce our risk, the Bank requires regular updates of the financial condition of the business as well as the guarantors and regularly monitors accounts receivables and payables of such businesses when deemed necessary.

Construction loans. We make construction and development loans to individuals and businesses for the purpose of construction of single family residential properties, multi-family properties and commercial projects as well as the development of residential neighborhoods and commercial office parks. The Bank has been, and continues to be, a leader in Hampton Roads in the construction and development market. Due to the vast years of experience held by senior management and the construction and development lending team at the Bank, this trend should continue for years to come. In order to reduce risk on construction and development loans, the Bank funds these loans on an “as-completed” basis with experienced loan officers inspecting the properties before funding the requested amount. Larger more complicated projects require independent inspections by an architectural or engineering firm approved by the Bank prior to funding. Additionally, risk is reduced in the construction and development portfolio by limiting speculative building of both residential and commercial properties, based upon the borrower’s history with the Bank, financial strength, and the loan-to-value of such speculative property. The Bank rarely exceeds 80% loan-to-value on any construction loan with the average project below 75% loan-to-value. An individual who borrows with the purpose of building a personal residence must provide evidence of a permanent mortgage as well as proof of the ability to build a home or a contract with a builder before the closing of the loan.

Real estate-commercial mortgage. The Bank makes commercial mortgage loans for the purchase and re-financing of owner occupied commercial properties as well as non-owner occupied income producing properties. These loans are secured by various types of commercial real estate including office, retail, warehouse, industrial, storage facilities and other non-residential types of properties. Commercial mortgage loans typically have maturities of one to five years. Underwriting criteria for owner occupied commercial mortgages involves examination of debt service coverage ratios, the borrower’s creditworthiness and past credit history, and personal financial condition. Underwriting for non-owner occupied commercial mortgages also involves examination of the current leases and financial strength of the tenants.

Real estate-residential mortgage. We offer a wide range of residential mortgage loans at both the Bank and our affiliate, Tidewater Home Funding, LLC. Our residential mortgage portfolio held by the Bank includes first and second mortgage loans, home equity lines of credit and other term loans secured by first and second mortgages. Residential mortgage loans are generally the lowest risk loans in the Bank’s portfolio due to the ease in which the value of the collateral is ascertained and the marketability of such collateral. First mortgage loans are generally for the purchase of permanent residences, second homes or residential investment property. Second mortgages and home equity loans are generally for personal, family and household purposes such as home improvements, major purchases, education and other personal needs. Mortgages which are secured by a borrower’s primary residence are made on the basis of the borrower’s ability to repay the loan from his or her salary and other regular income as well as the general creditworthiness of the borrower. Mortgages secured by residential investment property are made based upon the same guidelines as well as the borrower’s ability to cover any cash flow shortages during the marketing of such property for rent.

Installment loans to individuals. Installment loans to individuals are made on a regular basis for personal, family, and general household purposes. More specifically, we make automobile loans, home improvement loans, loans for vacations, and debt consolidation loans with the majority of the portfolio made up of automobile loans. Due to low interest rates offered by auto dealership financial programs, this segment of our loan portfolio has decreased in recent years. While automobile financing may entail greater individual risk than real estate financing on a per loan basis, the relatively small principal balances of each loan mitigates the risk associated with this category of the portfolio.

Competition:

The financial services industry remains highly competitive and constantly evolving. We experience strong competition in all aspects of our business. In our market area, we compete with large national and regional financial institutions, savings and loans, and other independent community banks, as well as credit unions, consumer finance companies, mortgage companies, loan production offices, and insurance companies. Many of these institutions have substantially greater assets and capital than we do. In many instances, these institutions have greater lending limits than we do. As of December 31, 2006, the Bank’s legal lending limit to one borrower was $10.8 million, unless we could sell participations in such a loan to other financial institutions. Competition for deposits and loans is affected by factors such as interest rates offered, the number and location of branches, types of products offered, and reputation of the institution. We believe that our pricing of products has remained competitive, but our historical success is primarily attributable to high quality service and community involvement.

Supervision and Regulation:

The Bank

The Bank operates as a state bank subject to supervision and regulation by the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “SCC”). The Bureau of Financial Institutions regulates all areas of a Virginia state bank’s commercial banking operations, including reserves, loans, mergers, payment of dividends, establishment of branches, types of investment, and other aspects of operations.

Additionally, the Bank is a member of the Federal Reserve Bank (the “FRB”) system and is subject to its regulations. The Bank also is insured by the Federal Deposit Insurance Corporation (the “FDIC”), which insures that member banks pay depositors to the extent provided by law in the event an insured bank is closed without adequately providing for the claims of depositors. Various consumer protection laws and regulations also affect the operations of the Bank.

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

The Holding Company

General. We are registered with the FRB as a financial holding company under the Bank Holding Company Act of 1956 (the “BHCA”), as amended by the Gramm-Leach-Bliley Act and are subject to ongoing regulation, supervision and examination by the FRB. We are required to file with the FRB periodic and annual reports and other information concerning our own business operations and those of our subsidiaries. In addition, the BHCA requires a bank holding company to obtain FRB approval before it acquires, directly or indirectly, ownership or control of any voting shares of a second or subsequent bank if, after such acquisition, it would own or control more than 5% of such shares, unless it already owns or controls a majority of such voting shares. FRB approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company.

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

Pursuant to the Gramm-Leach-Bliley Act, financial holding companies are permitted to engage in activities that are “financial in nature” or incidental or complementary thereto, as determined by the FRB. The Gramm-Leach-Bliley Act identifies several activities as “financial in nature,” including, among others, insurance underwriting and agency, investment advisory services, merchant banking and underwriting, and dealing or making a market in securities. Being designated a financial holding company allows insurance companies, securities brokers and other types of financial companies to affiliate with and/or acquire depository institutions. To preserve the flexibility afforded by this new legislation, we became a financial holding company on December 1, 2001.

Employees:

As of December 31, 2006, we employed 176 people, of whom 159 were full time employees, including the Bank’s President and eleven Senior Vice Presidents.

Acquisitions:

We did not complete any acquisitions in the three fiscal years ended December 31, 2006.

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

D. Financial Information about Geographic Areas:

We operate a community bank in southside Hampton Roads, Virginia, which includes the cities of Virginia Beach, Norfolk, Chesapeake, Suffolk, and Portsmouth. All of our current branches are located in the cities of Virginia Beach, Norfolk, Chesapeake, and Suffolk. We have no foreign operations.

E. Available Information:

We maintain an internet website at www.bankofhamptonroads.com. This website contains a link to our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the

Securities Exchange Act of 1934. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. The information is free of change and may be reviewed, downloaded and printed from the website at any time. You may also read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at (202) 942-8090. Copies of these materials may be obtained at prescribed rates from the SEC at such address. These materials can also be inspected on the SEC’s web site at www.sec.gov.

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

ITEM 1A. - RISK FACTORS

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

We depend on the services of key personnel. The loss of any of these personnel could disrupt our operations, and our business could suffer. Our success depends substantially on the banking relationships maintained with our customers and the skills and abilities of our executive officers and senior lending officers. We have entered into employment agreements with key personnel including the following executive officers:

Jack W. Gibson	President and Chief Executive Officer
Donald W. Fulton, Jr.	Senior Vice President and Chief Financial Officer
Julie R. Anderson	Senior Vice President and Chief Credit Officer
Tiffany K. Glenn	Senior Vice President, Marketing Officer and Secretary
Gregory P. Marshall	Senior Vice President and Commercial Loan Officer
Renee’ R. McKinney	Senior Vice President and Branch Administrator

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

Because of our business of lending for construction and land development, a downturn in real estate markets could increase our credit losses and negatively affect our financial results. Our loan portfolio includes a substantial amount of loans for construction and land development. At December 31, 2006, we had loans of $116.8 million, or 31.1% of total loans, outstanding to finance construction and land development. If the market for new housing should experience a significant slowdown, it could impact the value of loan collateral, the ability of borrowers to meet required principal and/or interest payments, and, potentially, the volume of loan losses. We are subject to the risk of loan defaults and foreclosures as the result of being in the lending business. In spite of our efforts to limit exposure to credit risk, we cannot eliminate it entirely. As a result, loan losses, whether from construction and land development loans or other loans in our portfolio, may occur in the future and could affect operating results adversely.

We serve a limited market area, and an economic downturn in our market area could adversely affect our business. Our current market area consists primarily of the South Hampton Roads portion of Virginia, which includes the cities of Norfolk, Chesapeake, Virginia Beach, and Suffolk. In the event of an economic downturn in this market, the lack of geographic diversification could adversely affect banking business and, consequently, our results of operations and financial condition. Although the local economy is diverse, the military has a significant presence. In 2005, the federal government considered the possibility of military base closures. Although the government ultimately decided not to close any significant military bases in our market at this time, there is no guarantee that it will not do so in the future. A significant reduction in the military presence in our market, whether due to base closures or large troop deployments out of the area, could have a materially adverse impact on the local economy and potentially on our customers and our business.

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

Changes in interest rates could negatively impact our results of operations. Our results of operations depend to a large extent on our net interest income, which is the difference between the interest income received on earning assets, such as loans, investment securities, and short-term investments, and interest expense incurred on deposit accounts and borrowings. The amount of net interest income we earn is influenced by market rates of interest, which in turn are influenced by monetary policy and other external factors, including competition. Net interest income also is influenced by our asset and liability management policies, the volume of our interest bearing assets and liabilities, and changes in the mix of those assets and liabilities, as well as growth in the respective categories. The relationship of interest rate changes to our financial condition and our results of operations is complex. We use various techniques to analyze the effects of changes in interest rates and utilize various strategies intended to mitigate any adverse effects. Due to the fact that most of our assets and liabilities are interest bearing instruments, our financial condition and results of operation are subject to interest rate risk. Although we attempt to manage interest rate risk, we cannot eliminate it.

Governmental and regulatory changes may adversely affect our cost structure. We are subject to extensive regulation by state and federal regulatory authorities. In addition, as a public company we are subject to securities laws and standards imposed by the Sarbanes-Oxley Act. Because we are a relatively small company, the costs of compliance are disproportionate compared with much larger organizations. Continued growth of legal and regulatory compliance mandates could adversely affect our expenses and future results of operations. In addition, the government and regulatory authorities have the power to impose rules or other requirements, including requirements that we are unable to anticipate, that could have an adverse impact on our results of operations. Although these regulations impose costs upon us, they are intended to protect depositors, and you should not assume that they protect your interests as a shareholder. The regulations to which we are subject may not always be in the best interests of investors.

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

ITEM 1B. - UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of December 31, 2006.

ITEM 2 - PROPERTIES

Our executive offices moved to 999 Waterside Dr., 2nd Floor, Norfolk, VA 23510 during the fourth quarter of 2005. We lease these executive offices with an initial lease term of eleven years and two months. We own ten branch offices as listed below:

201 Volvo Parkway, Chesapeake, VA 23320

852 N. George Washington Highway, Chesapeake, VA 23323

712 Liberty Street, Chesapeake, VA 23324

5472 Indian River Road, Virginia Beach, VA 23464

1100 Dam Neck Road, Virginia Beach, VA 23454

117 Market Street, Suffolk, VA 23434

4108 Portsmouth Boulevard, Chesapeake, VA 23321

4500 E. Princess Anne Road, Norfolk, VA 23502

4720 Battlefield Boulevard S., Chesapeake, VA 23322

239 Battlefield Boulevard S., Chesapeake, VA 23322

We lease the land and/or building on which our remaining seven branches are located as follows:

1500 Mount Pleasant Road, Chesapeake, VA 23320

500 Plume Street, Norfolk, VA 23510

1400 Kempsville Road, Chesapeake, VA 23320

4037 East Little Creek Road, Norfolk, VA 23518

1316 N. Great Neck Road, Virginia Beach, VA 23454

281 Independence Boulevard, Virginia Beach, VA 23462

999 Waterside Drive, 1st Floor, Norfolk, VA 23510

All of our properties are in good operating condition and are adequate for our present and anticipated future needs.

ITEM 3 - LEGAL PROCEEDINGS

In the ordinary course of our operations, we may become party to legal proceedings. Currently, we are not party to any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of shareholders during the fourth quarter of 2006.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Market Information

Our common stock began trading on the NASDAQ Capital Market under the symbol HMPR on August 3, 2006. Prior to listing on the NASDAQ Capital Market, our common stock traded on the Over-the-Counter Bulletin Board, a NASDAQ sponsored and operated inter-dealer quotation system for equity securities. Set forth below is high and low trading information for our common stock for each quarter during 2006 and 2005.

	2006		2005
	LOW	HIGH	LOW	HIGH
1ST QUARTER	$10.50	$11.75	$11.00	$11.75

2ND QUARTER	10.90	11.75	10.25	11.50

3RD QUARTER	10.51	12.50	10.60	11.25

4TH QUARTER	11.50	12.25	10.50	10.86

B. Holders of Stock

As of March 14, 2007, we had shares of common stock outstanding, which were held by 3,842 shareholders of record. In addition, we had approximately 804 beneficial owners who own their shares through brokers.

C. Dividends

The following table presents the cash dividends we declared during 2006 and 2005.

	2006		2005
	PER SHARE	AMOUNT	PER SHARE	AMOUNT
1ST QUARTER	$0.20	$1,672,104	$0.18	$1,452,156

2ND QUARTER	—	—	—	—

3RD QUARTER	0.20	2,037,591	0.18	1,455,430

4TH QUARTER	0.10	1,020,745	—	—

We have historically paid cash dividends on a semi-annual basis, however, in the forth quarter of 2006, we paid a quarterly dividend in addition to the semi-annual dividends paid in the first and third quarters of 2006. Our future dividend policy is subject to the discretion of our board of directors and will depend upon a number of factors, including future consolidated earnings, financial condition, liquidity and capital requirements of both us and Bank of Hampton Roads, applicable governmental regulations and policies, and other factors deemed relevant by our board of directors.

The primary source of funds for dividends paid by us to our shareholders is the dividends received from our subsidiaries. Our bank subsidiary is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its undivided profits. In addition, our bank subsidiary may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the bank in any calendar year exceeds the total of the bank’s retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the FRB. At December 31, 2006, the amount available was approximately $7.4 million. Our bank subsidiary may not declare or pay any dividend if, after making the dividend, the bank would be “undercapitalized,” as defined in the banking regulations.

The Federal Reserve and the State have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the State and the Federal Reserve have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

In addition, we are subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect our dividend policies. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

D. Performance Graph

The graph below presents five-year cumulative total return comparisons through December 31, 2006, in stock price appreciation and dividends for our common stock, the Standard & Poor’s 500 Total Return Index (“S & P 500”) and the Keefe, Bruyette & Woods 50 Total Return Index (“KBW 50”). Returns assume an initial investment of $100 at the market close on December 31, 2001 and reinvestment of dividends. The KBW 50 is a published industry index providing a market capitalization weighted measure of the total return of 50 money center and major regional U.S. banking companies. Values as of each year-end of the $100 initial investment are shown in the table and graph below.

Index	2001	2002	2003	2004	2005	2006
Hampton Roads Bankshares, Inc.	$100	$107	$161	$148	$140	$165
KBW 50	100	93	125	137	139	166
S&P 500	100	78	100	111	117	135

E. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We announced an open ended program in 2003 by which we were authorized to repurchase an unlimited number of our own shares of common stock in open market and privately negotiated transactions. During 2006, we repurchased a total of 380,613 shares of our common stock. We did not repurchase any shares of common stock other than through this publicly announced plan. Details for the transactions conducted during the last quarter of 2006 appear below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 October 1, 2006- October 31, 2006	—	$—	—	—
Month #2 November 1, 2006- November 30, 2006	—	—	—	—
Month #3 December 1, 2006- December 31, 2006	45,291	12.00	45,291	—

Total	45,291	$12.00	45,291	—

ITEM 6 - SELECTED FINANCIAL DATA

The Selected Financial Data on page 4 of the Annual Report for the year ended December 31, 2006 is incorporated herein by reference.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 5 through 19 of the Annual Report for the year ended December 31, 2006 is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information on the Quantitative and Qualitative Disclosures About Market Risk included in the Interest Rate Sensitivity section on pages 14 through 16 of the Annual Report for the year ended December 31, 2006 is incorporated herein by reference.

We had no derivative financial instruments, foreign currency exposure, or trading portfolio as of December 31, 2006.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm set forth on pages 20 through 43 of the Annual Report for the year ended December 31, 2006 are incorporated herein by reference or as noted and included as part of this Form 10-K.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosures during 2006.

ITEM 9A - CONTROLS AND PROCEDURES

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings pursuant to the Securities Exchange Act of 1934. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth in Part II, Item 8 of this Form 10-K.

ITEM 9B - OTHER INFORMATION

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors, executive offices and corporate governance in the proxy statement for the annual shareholders meeting to be held May 8, 2007, filed on or about March 16, 2007, is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information concerning executive compensation in the proxy statement for the annual shareholders meeting to be held May 8, 2007, filed on or about March 16, 2007, is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management and related stockholder matters in the proxy statement for the annual shareholders meeting to be held May 8, 2007, filed on or about March 16, 2007, is incorporated herein by reference.

A summary of the information related to our existing equity compensation plans as of December 31, 2006, is given below:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	929,970	$9.19	2,323,324
Equity Compensation Plans not Approved by Security Holders	—	—	—
Total	929,970	$9.19	2,323,324

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions, and director independence in the proxy statement for the annual shareholders meeting to be held May 8, 2007, filed on or about March 16, 2007, is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services in the proxy statement for the annual shareholders meeting to be held May 8, 2007, filed on or about March 16, 2007, is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	The following consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm set forth on pages 20 through 43 of the Annual Report for the year ended December 31, 2006 are incorporated herein by reference or as noted and included as part of this Form 10-K.

2.	Financial Statement Schedules - None.

3.	The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K and such Exhibit Index is incorporated herein by reference.

(b)	Exhibits required by Item 601 of Regulation S-K

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
(3/15/07)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Bobby L. Ralph	/s/ Herman A. Hall, III
Bobby L. Ralph, Director	Herman A. Hall, III, Director
(3/15/07)	(3/15/07)

/s/ Douglas J. Glenn	/s/ Emil A. Viola
Douglas J. Glenn, Director	Emil A. Viola, Director and Chairman
(3/15/07)	(3/15/07)

/s/ Robert R. Kinser	/s/ Roland Carroll Smith, Sr.
Robert R. Kinser, Director	Roland Carroll Smith, Sr., Director
(3/15/07)	(3/15/07)

/s/ W. Lewis Witt	/s/ Patricia M. Windsor
W. Lewis Witt, Director	Patricia M. Windsor, Director
(3/15/07)	(3/15/07)

/s/ Jordan E. Slone	/s/ Jack W. Gibson
Jordan E. Slone, Director	Jack W. Gibson, President and
(3/15/07)	Chief Executive Officer, Director
(3/15/07)

/s/ Lorelle L. Fritsch	/s/ Donald W. Fulton, Jr.
Lorelle L. Fritsch, Vice President,	Donald W. Fulton, Jr., Senior Vice
Chief Accounting Officer and Controller	President and Chief Financial Officer
(3/15/07)	(3/15/07)

Exhibit Index

Hampton Roads Bankshares, Inc.

3.1	Articles of Incorporation of Hampton Roads Bankshares, Inc., attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 2, 2001, incorporated herein by reference.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, attached as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

3.3	Amendment to Bylaws of Hampton Roads Bankshares, Inc., attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated July 25, 2006, incorporated herein by reference.

4.1	Specimen of Common Stock Certificate, attached as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference.

10.1	Employment Agreement, dated as of March 28, 1988, between the Registrant and Jack Gibson, attached as Exhibit 7 of the Form F-1, incorporated herein by reference.

10.2	Supplemental Retirement Agreement, dated as of March 31, 1994, attached as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference.

10.3	Non-Qualified Limited Stock Option Plan for Directors and Employees, dated March 31, 1994, attached as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

10.4	Employment Agreement, dated as of December 18, 1996, between the Registrant and Renee` McKinney, attached as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996, incorporated herein by reference.

10.5	First Amendment to Employment Agreement, dated as of February 1, 1997, between the Registrant and Jack Gibson, attached as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB, incorporated herein by reference.

10.6	First Amendment to Employment Agreement, dated as of February 1, 1997, between the Registrant and Renee McKinney, attached as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB, incorporated herein by reference.

10.7	Employment Agreement, dated as of March 9, 1999, between the Registrant and Tiffany Glenn, attached as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999, incorporated herein by reference.

10.8	Dividend Reinvestment and Stock Purchase Plan, dated as of March 14, 2002, attached as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 dated March 14, 2002, incorporated herein by reference.

10.9	Employment Agreement, dated as of October 11, 2001, between the Registrant and Gregory Marshall, attached as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, incorporated herein by reference.

10.10	Employment Agreement, dated as of December 31, 2002, between the Registrant and Julie Anderson, attached as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.11	First Amendment to Employment Agreement, dated as of December 31, 2002, between the Registrant and Julie Anderson, attached as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.12	Second Amendment to Employment Agreement, dated as of December 31, 2002, between the Registrant and Julie Anderson, attached as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.13	Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.14	First Amendment to the Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.15	Second Amendment to the Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.16	Third Amendment to the Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.17	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Jack Gibson, attached as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.18	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Renee’ McKinney, attached as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.19	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Tiffany Glenn, attached as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.20	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Gregory Marshall, attached as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.21	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Julie Anderson, attached as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.22	Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of March 14, 2006, attached as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 dated May 31, 2006, incorporated herein by reference.

10.23	First Amendment to the Employment Agreement between the Registrant and Gregory Marshall, dated October 11,2001, attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.24	Second Amendment to the Employment Agreement between the Registrant and Gregory Marshall, dated October 11, 2001, attached as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.25	Hampton Roads Bankshares and Bank of Hampton Roads Executive Savings Plan, dated as of December 1, 2003, attached as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.26	Amendment No. One to the Supplemental Retirement Agreement, dated as of December 9, 2003, between the Registrant and Jack Gibson, attached as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.27	Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of January 1, 2005, attached as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.28	2006 Executive Officers Bonus Plan Summary, attached as Exhibit 99.6 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.29	Director Retirement Plan Summary, attached as Exhibit 99.7 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

13.1	The Annual Report for the year ended December 31, 2006, except to the extent incorporated by reference, is being furnished for informational purposes only and is not deemed to be filed as part of the Report on Form 10-K.

14.1	The Company has a Code of Ethics for its senior financial officers and the Chief Executive Officer. Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the Securities and Exchange Commission. A copy of the Company’s Code of Ethics can be obtained through written communications addressed to Donald W. Fulton, Jr., Chief Financial Officer, Bank of Hampton Roads, 999 Waterside Dr., 2nd Floor, Norfolk, VA 23510.

21.1	The subsidiaries of Hampton Roads Bankshares, Inc. are filed herewith.

23.1	Consent of KPMG LLP is filed herewith.

31.1	The Rule 13a-14(a)/15d-14(a) certification of Jack W. Gibson is filed herewith.

31.2	The Rule 13a-14(a)/15d-14(a) certification of Donald W. Fulton, Jr. is filed herewith.

32.1	The Section 1350 certifications of Jack W. Gibson and Donald W. Fulton, Jr. are filed herewith.