Form 10-Q
period 2007-03-31
HAMPTON ROADS BANKSHARES INC
filed 2007-05-09
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 27, 2007.

Common Stock, $0.625 Par Value	10,269,030 Shares

HAMPTON ROADS BANKSHARES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2007	December 31, 2006
Assets:
Cash and due from banks	$15,132,303	$17,112,616
Overnight funds sold	136,603	9,524,445
Interest-bearing deposits in other banks	8,665,378	161,490

Total cash and cash equivalents	23,934,284	26,798,551

Investment securities available-for-sale, at fair value	53,775,530	55,569,440
Federal Home Loan Bank stock	3,127,500	2,597,900
Federal Reserve Bank stock	1,377,350	1,377,350

Total investments	58,280,380	59,544,690

Loans	404,378,898	375,044,161
Allowance for loan losses	(4,133,702)	(3,910,943)

Net loans	400,245,196	371,133,218

Premises and equipment	12,002,814	12,183,884
Interest receivable	2,487,215	2,281,945
Deferred tax asset	2,137,715	2,209,117
Other assets	2,647,564	2,148,063

Total assets	$501,735,168	$476,299,468

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest bearing demand	98,351,254	97,559,421
Interest bearing:
Demand	41,300,872	42,486,451
Savings	75,988,060	73,830,518
Time deposits:
Less than $100,000	81,246,724	76,756,540
$100,000 or more	77,137,583	72,628,399

Total deposits	374,024,493	363,261,329

Federal Home Loan Bank borrowings	50,500,000	38,000,000
Interest payable	1,375,871	1,472,889
Other liabilities	4,796,748	3,402,707

Total liabilities	430,697,112	406,136,925

Shareholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.625 par value. Authorized 40,000,000 shares; issued and outstanding 10,269,030 shares in 2007 and 10,251,336 shares in 2006	6,418,144	6,407,085
Capital surplus	42,324,200	42,105,666
Retained earnings	22,598,506	22,091,191
Accumulated other comprehensive loss, net of tax	(302,794)	(441,399)

Total shareholders’ equity	71,038,056	70,162,543

Total liabilities and shareholders’ equity	$501,735,168	$476,299,468

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Income

	Three Months Ended
	March 31, 2007	March 31, 2006
Interest Income:
Loans, including fees	$8,072,503	$5,726,714
Investment securities	614,663	732,618
Overnight funds sold	22,728	39,701
Interest-bearing deposits in other banks	33,657	17,367

Total interest income	8,743,551	6,516,400

Interest Expense:
Deposits:
Demand	169,053	75,899
Savings	676,385	494,161
Time deposits:
Less than $ 100,000	885,154	545,685
$100,000 or more	912,640	333,571

Interest on deposits	2,643,232	1,449,316
Federal Home Loan Bank borrowings	435,502	243,308
Overnight funds purchased	11,216	22,114

Total interest expense	3,089,950	1,714,738

Net interest income	5,653,601	4,801,662

Provision for loan losses	222,000	—

Net interest income after provision for loan losses	5,431,601	4,801,662

Noninterest Income:
Service charges on deposit accounts	487,628	454,738
Other service charges and fees	436,348	459,720

Total noninterest income	923,976	914,458

Noninterest Expense:
Salaries and employee benefits	2,554,487	2,181,758
Occupancy	413,979	402,120
Data processing	158,790	144,480
Other	906,622	982,079

Total noninterest expense	4,033,878	3,710,437

Income before provision for income taxes	2,321,699	2,005,683
Provision for income taxes	789,377	685,782

Net income	$1,532,322	$1,319,901

Earnings Per Share:

Basic earnings per share	$0.15	$0.16

Diluted earnings per share	$0.15	$0.16

Basic weighted average shares outstanding	10,224,600	8,283,770
Effect of dilutive stock options and non-vested stock	166,005	194,441

Diluted weighted average shares outstanding	10,390,605	8,478,211

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statement of Changes in Shareholders’ Equity

Three months ended March 31, 2007 and year end December 31, 2006

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total
	Shares	Amount
Balance at December 31, 2005	8,242,822	$5,151,764	$23,852,040	$20,770,448	$(643,723)	$49,130,529
Comprehensive income:
Net income	—	—	—	6,035,539	—	6,035,539
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $ 104,228	—	—	—	—	202,324	202,324

Total comprehensive income						6,237,863
Shares issued related to:
401(k) plan	11,333	7,083	115,312	—	—	122,395
Advisory board fees	2,332	1,457	23,843	—	—	25,300
Exercise of stock options	277,041	173,151	1,432,735	—	—	1,605,886
Dividend reinvestment	229,090	143,181	2,512,766	—	—	2,655,947
Stock-based compensation expense	20,131	12,582	167,229	—	—	179,811
Stock offering, net of costs of $ 1,109,824	1,849,200	1,155,750	17,890,706	—	—	19,046,456
Common stock repurchased	(380,613)	(237,883)	(4,035,983)	—	—	(4,273,866)
Tax benefit of stock option exercises	—	—	147,018	—	—	147,018
Cash dividends ($0.50 per share)	—	—	—	(4,714,796)	—	(4,714,796)

Balance at December 31, 2006	10,251,336	$6,407,085	$42,105,666	$22,091,191	$(441,399)	$70,162,543

(Unaudited)
Comprehensive income:
Net income	—	—	—	1,532,322	—	1,532,322
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $ 71,402	—	—	—	—	138,605	138,605

Total comprehensive income						1,670,927
Shares issued related to:
401(k) plan	11,020	6,888	130,312	—	—	137,200
Executive savings plan	11,686	7,304	138,187	—	—	145,491
Advisory board fees	931	582	11,009	—	—	11,591
Exercise of stock options	9,295	5,809	77,416	—	—	83,225
Dividend reinvestment	40,959	25,599	509,326	—	—	534,925
Stock-based compensation expense	10,364	6,477	166,930	—	—	173,407
Common stock repurchased	(66,561)	(41,600)	(814,646)	—	—	(856,246)
Cash dividends ($0.10 per share)	—	—	—	(1,025,007)	—	(1,025,007)

Balance at March 31, 2007	10,269,030	$6,418,144	$42,324,200	$22,598,506	$(302,794)	$71,038,056

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
Operating Activities:
Net income	$1,532,322	$1,319,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225,017	218,442
Provision for loan losses	222,000	—
Advisory board fees	11,591	25,300
Stock-based compensation expense	173,407	135,604
Net amortization of premiums and accretion of discounts on investment securities	(84)	11,987
Deferred income tax benefit	—	(235,152)
Changes in:
Interest receivable	(205,270)	(217,369)
Other assets	(499,501)	(91,525)
Interest payable	(97,018)	46,473
Other liabilities	1,394,042	1,184,743

Net cash provided by operating activities	2,756,506	2,398,404

Investing Activities:
Proceeds from maturities and calls of investment securities available-for-sale	2,004,001	2,004,730
Purchase of investment securities available-for-sale	—	(1,839,057)
Proceeds from sales of Federal Home Loan Bank stock	—	382,500
Purchase of Federal Home Loan Bank stock	(529,600)	(513,800)
Purchase of Federal Reserve Bank stock	—	(44,400)
Net increase in total loans	(29,333,978)	(11,156,216)
Purchase of premises and equipment	(43,947)	(451,237)

Net cash used in investing activities	(27,903,524)	(11,617,480)

Financing Activities:
Net increase in deposits	10,763,163	1,676,315
Proceeds from Federal Home Loan Bank borrowings	12,500,000	—
Common stock repurchased	(831,923)	(1,128,259)
Issuance of shares related to 401(k) plan	137,200	122,395
Issuance of shares related to executive savings plan	145,491	—
Proceeds from exercise of stock options	58,902	196,107
Excess tax benefit realized from stock options exercised	—	189,558
Dividends paid, net	(490,082)	(659,663)

Net cash provided by financing activities	22,282,751	396,453

Decrease in cash and cash equivalents	(2,864,267)	(8,822,623)
Cash and cash equivalents at beginning of period	26,798,551	36,740,655

Cash and cash equivalents at end of period	$23,934,284	$27,918,032

Supplemental cash flow information:
Cash paid during the period for interest	$3,186,968	$1,668,265
Cash paid during the period for income taxes	—	150,000
Supplemental noncash information:
Dividends reinvested	$534,925	$1,012,441
Value of shares exchanged in exercise of stock options	24,323	849,237

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007

NOTE A – BASIS OF PRESENTATION

Hampton Roads Bankshares, Inc., a Virginia corporation (the “Company”), was incorporated under the laws of the Commonwealth of Virginia on February 28, 2001, primarily to serve as a holding company for Bank of Hampton Roads (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Bank is a Virginia state-chartered commercial bank with 17 full service offices in the Hampton Roads region of southeastern Virginia, including eight offices in the city of Chesapeake, four offices in each of the cities of Norfolk and Virginia Beach, and one office in the city of Suffolk. The Bank was organized in March 1987 and commenced operations in December 1987. The Bank’s principal executive office is located at 999 Waterside Drive, 2nd Floor, Norfolk, VA 23510 and our telephone number is (757) 217-1000.

In January 2004, the Company formed Hampton Roads Investments, Inc., a wholly owned subsidiary, to provide securities, brokerage, and investment advisory services. It is a full service investment services firm handling all aspects of wealth management including stocks, bonds, annuities, mutual funds and financial advice.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE B – SHARE-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, on January 1, 2006, using the modified prospective method which applies SFAS No. 123R to new awards and to the portion of existing awards that had not completely vested as of January 1, 2006. During 2006 and 2005, the Company used the fair-value method to account for stock-based compensation and the fair value of stock options was estimated at the date of grant using a lattice option pricing model.

Stock-based compensation expense recognized in the consolidated statements of income for the quarters ended March 31, 2007 and March 31, 2006 was $173,408 and $135,604, respectively, with a related tax benefit of $58,959 and $46,105, respectively. During the first quarters of 2007 and 2006, stock-based compensation expense was comprised of $35,497 and $13,385, respectively, related to stock options which vested during the period, and $137,911 and $122,219, respectively, related to share awards.

The Company has granted stock options to its directors and employees under stock compensation plans that have been approved by the Company’s shareholders. All outstanding options, other than the options granted on December 31, 2006, have 10-year terms and are fully vested and exercisable at the date of grant. The options granted on December 31, 2006 have 10-year terms and vest ratably over periods that range from 1 year to 5 years. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2007 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2006	929,970	$9.19	—	$—
Granted	1,965	12.38	—	—
Forfeited	1,000	12.00	—	—
Exercised	9,295	8.95	—	—

Balance at March 31, 2007	921,640	$9.29	6.27	$3,044,115

Option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a representative single measure of the fair value at which transactions may occur. The assumptions used to value stock options granted during the first quarter of 2007 were as follows: risk-free interest rate of 4.68%, volatility of 18.40%, dividend yield of 3.33%, and expected option term of 1.88 years. Expected volatility is based on historical volatility of the Company’s traded shares. The expected term is calculated by the lattice option pricing model using assumptions regarding the contractual term of the stock options, vesting periods, the exercise price to market stock price multiple experienced by the Company, and the historical employee exit rate. The stock options granted during the first quarter of 2007 were the result of a reload feature on stock options that had a remaining contractual life of 1.88 years.

The weighted-average grant-date fair value of stock options granted during the quarters ended March 31, 2007 and 2006 was $1.24 and $1.32, respectively. The total intrinsic value at grant date of stock options exercised during the quarters ended March 31, 2007 and 2006 was $8,329 and $250,050, respectively. Cash received from stock option exercises for the quarters ended March 31, 2007 and 2006 was $58,902 and $196,107, respectively. The excess tax benefit realized for the tax deductions from option exercises totaled $9,428 and $189,558, respectively, for the quarters ended March 31, 2007 and 2006. The Company has a policy of issuing new shares to satisfy stock option exercises and as of March 31, 2007 there were 2,300,975 shares available under the existing stock incentive plan that was approved by shareholders. However, shares may be repurchased in open market or privately negotiated transactions under certain circumstances. As of March 31, 2007, there was $398,868 of unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 4.13 years.

As of March 31, 2007, the Company had granted non-vested shares of common stock to certain directors and employees as part of incentive programs and to those directors who elected to use deferred directors’ fees to purchase non-vested shares of common stock. Non-vested shares of common stock awarded to employees and directors as part of incentive programs have vesting schedules that range from four to nine years and are expensed over the same schedules. Non-vested shares of common stock issued to directors as a method of deferring their directors’ fees are expensed at the time the fees are earned by the director. A summary of the Company’s non-vested share activity and related information for the three months ended March 31, 2007 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2006	47,176	$10.76
Granted	10,364	12.00
Vested	—	—

Balance at March 31, 2007	57,540	$10.98

As of March 31, 2007, there was $241,269 of total unrecognized compensation cost related to non-vested shares of common stock. That cost is expected to be recognized over a weighted-average period of 4.89 years.

NOTE C – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale were:

	March 31, 2007		December 31, 2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. Agency securities	$52,954,013	$52,523,750	$54,954,164	$54,309,219
U.S. Treasury securities	100,000	99,090	100,000	98,539
Mortgage-backed securities	707,796	704,690	711,561	706,682
Equity securities	472,500	448,000	472,500	455,000

Total securities available-for-sale	$54,234,309	$53,775,530	$56,238,225	$55,569,440

NOTE D – LOANS

Major classifications of loans are summarized as follows:

	March 31, 2007	December 31, 2006
Commercial	$95,501,706	$72,132,578
Construction	126,263,700	116,812,110
Real estate-commercial mortgage	137,393,969	140,259,912
Real estate-residential mortgage	34,583,805	25,522,729
Installment loans to individuals	10,987,108	20,599,390
Deferred loan fees and related costs	(351,390)	(282,558)

Total loans	$404,378,898	$375,044,161

Non-performing assets were as follows:

	March 31, 2007	December 31, 2006
Loans 90 days past due and still accruing interest	$75,196	$—
Nonaccrual loans	1,583,408	1,629,990
Real estate aquired in settlement of loans	—	—

Total non-performing assets	$1,658,604	$1,629,990

Information on impaired loans was as follows:

	March 31, 2007	December 31, 2006
Impaired loans for which an allowance has been provided	$1,808,408	$1,854,990
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$1,808,408	$1,854,990

Allowance provided for impaired loans, included in the allowance for loan losses	$429,682	$438,998

Average balance in impaired loans	$1,833,363	$1,936,082

Interest income recognized from impaired loans	$6,115	$1,026

NOTE E – ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the three months ended March 31, 2007 and 2006 were as follows:

	2007	2006
Balance at beginning of period	$3,910,943	$3,597,497
Provision for loan losses	222,000	—
Loans charged off	—	(50,414)
Recoveries	759	169,915

Balance at end of period	$4,133,702	$3,716,998

NOTE F – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	March 31, 2007	December 31, 2006
Land	$4,321,466	$4,321,467
Buildings and improvements	6,008,298	6,008,298
Leasehold improvements	826,413	820,694
Equipment, furniture and fixtures	5,216,603	5,178,374

	16,372,780	16,328,833
Less accumulated depreciation and amortization	(4,369,966)	(4,144,949)

Premises and equipment, net	$12,002,814	$12,183,884

NOTE G – SUPPLEMENTAL RETIREMENT AGREEEMENTS

The Company has entered into supplemental retirement agreements with several key officers and recognizes expense each year related to these agreements based on the present value of the benefits expected to be provided to the employees and any beneficiaries. The expense recognized during the first three months of 2007 and 2006 was $128,096 and $112,848, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the important factors affecting the consolidated results of operations, financial condition, capital resources and liquidity of the Company. This report identifies trends and material changes that occurred during the reporting periods and should be read in conjunction with the 2006 Form 10-K.

Financial Condition

Total average assets, a benchmark used by banks when comparing size, are the strongest indicator of our continuous growth. Average assets increased $81.5 million, or 20.2%, to a new high of $484.5 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Total assets at March 31, 2007 were $501.7 million, an increase of $25.4 million, or 5.3%, over December 31, 2006 total assets of $476.3 million.

As a community bank, the Company has a primary objective of meeting the business and consumer credit needs within its market where standards of profitability, client relationships and credit quality can be met. The loan portfolio grew $29.3 million, or 7.8%, to $404.4 million as of March 31, 2007 compared to December 31, 2006.

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through ongoing credit review processes, the Company conducts an independent and comprehensive allowance analysis of its loan portfolio at least quarterly. The allowance for loan losses was $4.1 million, or 1.02% of outstanding loans, as of March 31, 2007 compared with $3.9 million, or 1.04% of outstanding loans, as of December 31, 2006. Management considers the allowance for loan losses to be adequate.

The Company’s investment portfolio consists primarily of available-for-sale U.S. Agency, U.S. Treasury and mortgage-backed securities. At March 31, 2007, the estimated market value of investment securities held by the Company was $53.8 million, down $1.8 million or 3.2%, from $55.6 million at December 31, 2006. The decrease was the result of maturities of investment securities with a par value of $2.0 million netted against the change in unrealized gains or losses on available-for-sale investment securities and unamortized premiums on the remaining investment securities.

Deposits are a source of the Company’s funds for use in lending and general business purposes. The Company’s balance sheet growth is largely determined by the availability of deposits in its market, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at March 31, 2007 increased $10.8 million, or 3.0%, to $374.0 million compared to December 31, 2006. Significant changes in the deposit categories include a decrease of $1.2 million or 2.8% in interest bearing demand deposits and an increase of $2.2 million or 2.9% in savings accounts from

December 31, 2006 to March 31, 2007. Total time deposits increased $9.0 million, or 6.0% from December 31, 2006 to March 31, 2007. The increase in time deposits was a result of efforts by the Company to remain competitive in its market by increasing rates offered on time deposits.

Results of Operations

During the first three months of 2007, the Company had net income of $1.5 million, an increase of 16.1% over net income of $1.3 million in the first three months of 2006. The increase in net income in the first quarter of 2007 was driven largely by strong loan growth in a rising interest rate environment. Return on average total assets for the first three months of 2007 decreased to 1.28% from 1.33% for the first three months of 2006 as a result of the higher cost of funding in a rising interest rate environment. Return on average shareholders’ equity decreased in the first three months of 2007 to 8.82% from 11.02% for the first three months of 2006 due to an increase in average shareholders’ equity of $21.9 million over the comparable period in 2006. Diluted earnings per share decreased 6.3% to $0.15 per share for the first three months of 2007 compared to $0.16 per share for the first three months of 2006. The decrease in diluted earnings per share reflected the issuance of 1,849,200 shares of common stock in the third quarter of 2006.

Net interest income, the principal source of income for the Company, represents interest and fees earned from lending and investment activities less the interest paid to fund these activities. Variations in the volume and mix of interest earning assets and interest bearing liabilities, changes in the yields earned and the rates paid, and the level of noninterest bearing liabilities available to support earning assets, all impact net interest income. Net interest income for the first three months of 2007 was $5.7 million, an $852 thousand or 17.7% increase over the first three months of 2006.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. The Company’s net interest margin decreased from 5.24% during the first three months of 2006 to 5.06% for the same period in 2007 due to the higher cost of funding loan growth. During the fourth quarter of 2006, the net interest margin was 5.03%, indicating that the margin decline had stabilized during the first quarter of 2007.

The Company’s interest earning assets consist primarily of loans, investment securities, interest-bearing deposits in other banks, and overnight funds sold. Interest income on loans, including fees, increased $2.3 million to $8.1 million for the three months ended March 31, 2007 compared to the same time period during 2006. This increase resulted from the 42 basis point increase experienced in the average interest yield along with the $99.0 million increase in the average loan balance. Interest income on investment securities decreased $118 thousand to $615 thousand for the three months ended March 31, 2007 compared to the same time period during 2006. The $16.6 million decrease in the average investment securities balance netted against a 30 basis point increase in the average interest yield produced this decrease. Interest income on interest-bearing deposits in other banks increased $16 thousand for the three months ended March 31, 2007 compared to the same time period during 2006. This increase was the result of the 78 basis point increase in the average interest yield along with a $1.1 million increase in average interest-bearing deposits in other banks. Interest income on overnight funds sold decreased $17 thousand to $23 thousand for the three months ended March 31, 2007 compared to the same time period during 2006. This decrease was due to the $1.8 million decrease in average overnight funds sold partially offset by the 73 basis point increase experienced in the average interest yield.

The Company’s interest bearing liabilities consist of deposit accounts and other borrowings. Interest expense from deposits increased $1.2 million to $2.6 million for the three months ended March 31, 2007 compared to the same time period during 2006. This increase resulted from the 126 basis point increase experienced in the average interest rate on interest bearing deposits, as well as the $52.5 million increase in the average interest bearing deposits. Interest expense from other borrowings, which consists of FHLB borrowings and overnight funds purchased, increased $181 thousand to $447 thousand for the three months ended March 31, 2007 compared to the same time period during 2006. The $9.2 million increase in average other borrowings and the 104 basis point increase in the average interest rate produced this result.

During the first three months of 2007, the Company recorded loan recoveries of $1 thousand and a provision for loan losses in the amount of $222 thousand. The Company did not record any loan charge-offs in the first quarter of 2007. During the first three months of 2006, the Company recorded loan recoveries to the allowance for loan losses in the amount of $170 thousand and loan charge-offs in the amount of $50 thousand. As a result of the loan recoveries and after the quarterly analysis of the allowance for loan losses, the Company determined that no provision for loan losses was necessary for the first quarter of 2006.

The Company reported an increase in total noninterest income of $10 thousand, or 1.0%, for the first three months of 2007 compared to the same period in 2006. Service charges on deposit accounts, the Company’s primary source of noninterest income, increased $33 thousand or 7.2% to $488 thousand for the first three months of 2007 compared to the same period in 2006. Other service charges and fees decreased $23 thousand, or 5.1%, for the first three months of 2007 compared to the first three months of 2006. Noninterest income comprised 9.6% of total revenue in the first three months of 2007 compared with 12.3% in the first three months of 2006.

Noninterest expense represents the overhead expenses of the Company. Total noninterest expense increased $323 thousand, or 8.7%, for the first three months of 2007 compared to the first three months of 2006. This increase was partially attributable to a 17.1% increase in salaries and employee benefits resulting from normal annual salary adjustments and increases in certain employee benefit costs, including stock-based compensation. Occupancy expense increased to $414 thousand for the three months ended March 31, 2007 compared to $402 thousand for the same time period in 2006. Data processing expense, another category of noninterest expense, posted an increase of 9.9% for the first three months of 2007 compared to the first three months of 2006, which reflected increases in the cost of data processing supplies and software maintenance. Other noninterest expenses posted a decrease of 7.7% to $907 thousand for the first three months of 2007 compared to the same time period during 2006. The ratio of annualized noninterest expense to average total assets was 3.38% for the first three months of 2007 compared to 3.73% for the first three months of 2006.

Income tax expense for the first quarters of 2007 and 2006 was $789 thousand and $686 thousand, respectively. The Company’s effective tax rate was 34.0% and 34.2% in 2007 and 2006, respectively, and differed from the statutory rate of 34.0% due primarily to nondeductible expenses.

Capital Resources and Liquidity

Total shareholders’ equity increased $876 thousand, or 1.3%, to $71.0 million at March 31, 2007 compared to $70.2 million at December 31, 2006. As of March 31, 2007, the Company and the Bank were considered “well-capitalized”, the highest category of capitalization defined by the Federal Reserve Bank (the “FRB”). The Company continually monitors current and projected capital adequacy positions of both the Company and the Bank. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives, and returns to the shareholders in the form of dividends.

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

Off – Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. For more information on the Company’s off-balance sheet arrangements, see Note 8 of the Notes to Consolidated Financial Statements contained in the 2006 Form 10-K.

Contractual Obligations

The Company’s contractual obligations consist of FHLB borrowings, time deposits, and operating lease obligations. FHLB borrowings increased to $50.5 million at March 31, 2007 compared to $38.0 million at December 31, 2006.

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

Future Accounting Pronouncements

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on financial condition or the results of operations.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this statement is not expected to have a material effect on financial condition or the results of operations.

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

When or if used in this quarterly report or any Securities and Exchange Commission filings, or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “anticipate”, “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “is estimated”, “is projected”, or similar expressions are intended to identify “forward-looking statements.”

For a discussion of the risks, uncertainties and assumptions that could affect these statements and our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the “Risk Factors” and “Business” sections in the 2006 Form 10-K. Our risks include, without limitation, the following:

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

The expected effect on net interest income for the twelve months following March 31, 2007 and December 31, 2006 due to a shock in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

	March 31, 2007		December 31, 2006
(in thousands)	Change in Net Interest Income		Change in Net Interest Income
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$3,783	15.93%	$3,130	14.12%
+ 100 basis points	1,892	7.97%	1,561	7.04%
- 100 basis points	(1,894)	-7.98%	(1,567)	-7.06%
- 200 basis points	(3,791)	-15.96%	(3,141)	-14.17%

A decrease in interest rates would reduce the Company’s net interest income, while an increase would tend to increase the Company’s net interest income. Thus, the Company’s interest rate sensitivity position is asset-sensitive. It should be noted, however, that the simulation analysis is based upon equivalent changes in interest rates for all categories of assets and liabilities.

In normal operating conditions interest rate changes rarely occur in such a uniform manner. Many factors affect the timing and magnitude of interest rate changes on financial instruments. Consequently, variations should be expected from the projections resulting from the controlled conditions of the simulation analysis.

The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of March 31, 2007.

ITEM 4 – CONTROLS AND PROCEDURES

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of operations, the Company may become a party to legal proceedings. Currently, the Company is not party to any material legal proceedings.

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in the registrant’s 2006 Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program in 2003 by which management was authorized to repurchase an unlimited number of shares of the Company’s common stock in open market and privately negotiated transactions. During the first three months of 2007, the Company repurchased 66,561 shares of its common stock in open market and privately negotiated transactions. Detail for the share repurchase transactions conducted during the first quarter of 2007 appears below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 January 1, 2007 - January 31, 2007	—	—	—	—

Month #2 February 1, 2007 - February 28, 2007	23,637	$12.45	23,637	—

Month #3 March 1, 2007 - March 31, 2007	42,924	$13.03	42,924	—

Total	66,561	$12.82	66,561	—

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the first quarter of 2007.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Articles of Incorporation of Hampton Roads Bankshares, Inc., attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 2, 2001, incorporated herein by reference.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, attached as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

3.3	Amendment to Bylaws of Hampton Roads Bankshares, Inc., attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated July 25, 2006, incorporated herein by reference.

4.1	Specimen of Common Stock Certificate, attached as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference.

10.1	Hampton Roads Bankshares, Inc. Executive Savings Plan, amended and restated effective July 23, 2006, attached as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 dated January 12, 2007, incorporated herein by reference.

31.1	The Rule 13a-14(a)/15d-14(a) certification of Jack W. Gibson is filed herewith.

31.2	The Rule 13a-14(a)/15d-14(a) certification of Donald W. Fulton, Jr. is filed herewith.

32.1	The Section 1350 certifications of Jack W. Gibson and Donald W. Fulton, Jr. are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: May 9, 2007
/s/ Donald W. Fulton, Jr.
Donald W. Fulton, Jr.
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant as principal financial officer)