Form 10-Q
period 2007-06-30
HAMPTON ROADS BANKSHARES INC
filed 2007-08-08
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission File Number: 001-32968

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2007.

Common Stock, $0.625 Par Value	10,285,522 Shares

HAMPTON ROADS BANKSHARES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets

	(Unaudited) June 30, 2007	December 31, 2006
Assets:
Cash and due from banks	$19,314,860	$17,112,616
Overnight funds sold	141,518	9,524,445
Interest-bearing deposits in other banks	4,052,784	161,490

Total cash and cash equivalents	23,509,162	26,798,551
Investment securities available-for-sale, at fair value	49,389,493	55,569,440
Federal Home Loan Bank stock	3,240,000	2,597,900
Federal Reserve Bank stock	1,372,200	1,377,350

Total investments	54,001,693	59,544,690
Loans	428,539,544	375,044,161
Allowance for loan losses	(4,376,835)	(3,910,943)

Net loans	424,162,709	371,133,218
Premises and equipment	11,812,666	12,183,884
Interest receivable	2,344,848	2,281,945
Other real estate owned	77,937	—
Deferred tax asset	2,957,742	2,209,117
Other assets	2,668,947	2,148,063

Total assets	$521,535,704	$476,299,468

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest bearing demand	$104,709,951	$97,559,421
Interest bearing:
Demand	39,456,319	42,486,451
Savings	79,605,239	73,830,518
Time deposits:
Less than $100,000	84,354,447	76,756,540
$100,000 or more	82,565,904	72,628,399

Total deposits	390,691,860	363,261,329
Federal Home Loan Bank borrowings	53,000,000	38,000,000
Interest payable	1,497,783	1,472,889
Other liabilities	4,823,121	3,402,707

Total liabilities	450,012,764	406,136,925

Shareholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.625 par value. Authorized 40,000,000 shares; issued and outstanding 10,276,264 shares in 2007 and 10,251,336 shares in 2006	6,422,665	6,407,085
Capital surplus	42,426,819	42,105,666
Retained earnings	23,196,422	22,091,191
Accumulated other comprehensive loss, net of tax	(522,966)	(441,399)

Total shareholders’ equity	71,522,940	70,162,543

Total liabilities and shareholders’ equity	$521,535,704	$476,299,468

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest Income:
Loans, including fees	$8,799,335	$6,407,377	$16,871,838	$12,134,091
Investment securities	597,594	711,266	1,212,257	1,443,884
Overnight funds sold	6,328	21,586	29,056	61,287
Interest-bearing deposits in other banks	115,835	9,212	149,492	26,579

Total interest income	9,519,092	7,149,441	18,262,643	13,665,841

Interest Expense:
Deposits:
Demand	167,843	74,527	336,896	150,426
Savings	688,622	485,434	1,365,007	979,595
Time deposits:
Less than $100,000	956,733	580,316	1,841,887	1,126,001
$100,000 or more	994,611	413,474	1,907,251	747,045

Interest on deposits	2,807,809	1,553,751	5,451,041	3,003,067
Federal Home Loan Bank borrowings	590,127	309,462	1,025,629	552,770
Overnight funds purchased	1,152	88,330	12,368	110,444

Total interest expense	3,399,088	1,951,543	6,489,038	3,666,281

Net interest income	6,120,004	5,197,898	11,773,605	9,999,560
Provision for loan losses	246,000	—	468,000	—

Net interest income after provision for loan losses	5,874,004	5,197,898	11,305,605	9,999,560

Noninterest Income:
Service charges on deposit accounts	496,716	434,835	984,344	889,573
Other service charges and fees	332,900	364,762	769,248	824,482

Total noninterest income	829,616	799,597	1,753,592	1,714,055

Noninterest Expense:
Salaries and employee benefits	2,591,772	2,231,859	5,146,259	4,413,617
Occupancy	400,638	422,000	814,617	824,120
Data processing	152,056	149,399	310,846	293,879
Other	938,525	801,229	1,845,147	1,783,308

Total noninterest expense	4,082,991	3,604,487	8,116,869	7,314,924

Income before provision for income taxes	2,620,629	2,393,008	4,942,328	4,398,691
Provision for income taxes	891,938	818,898	1,681,315	1,504,680

Net income	$1,728,691	$1,574,110	$3,261,013	$2,894,011

Earnings Per Share:
Basic earnings per share	$0.17	$0.19	$0.32	$0.35

Diluted earnings per share	$0.17	$0.19	$0.31	$0.34

Basic weighted average shares outstanding	10,226,168	8,306,246	10,225,388	8,295,071
Effect of dilutive stock options and non-vested stock	225,262	183,858	192,700	189,090

Diluted weighted average shares outstanding	10,451,430	8,490,104	10,418,088	8,484,161

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2007 and year ended December 31, 2006

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Total
	Shares	Amount	Surplus	Earnings	Loss, Net of Tax
Balance at December 31, 2005	8,242,822	$5,151,764	$23,852,040	$20,770,448	$(643,723)	$49,130,529
Comprehensive income:
Net income	—	—	—	6,035,539	—	6,035,539
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $104,228	—	—	—	—	202,324	202,324

Total comprehensive income						6,237,863
Shares issued related to:
401(k) plan	11,333	7,083	115,312	—	—	122,395
Advisory board fees	2,332	1,457	23,843	—	—	25,300
Exercise of stock options	277,041	173,151	1,432,735	—	—	1,605,886
Dividend reinvestment	229,090	143,181	2,512,766	—	—	2,655,947
Stock-based compensation expense	20,131	12,582	167,229	—	—	179,811
Stock offering, net of costs of $1,109,824	1,849,200	1,155,750	17,890,706	—	—	19,046,456
Common stock repurchased	(380,613)	(237,883)	(4,035,983)	—	—	(4,273,866)
Tax benefit of stock option exercises	—	—	147,018	—	—	147,018
Cash dividends ($0.50 per share)	—	—	—	(4,714,796)	—	(4,714,796)

Balance at December 31, 2006	10,251,336	$6,407,085	$42,105,666	$22,091,191	$(441,399)	$70,162,543

(Unaudited)
Comprehensive income:
Net income	—	—	—	3,261,013	—	3,261,013
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $42,020	—	—	—	—	(81,567)	(81,567)

Total comprehensive income						3,179,446
Shares issued related to:
401(k) plan	11,020	6,888	130,311	—	—	137,199
Executive savings plan	11,686	7,304	138,187	—	—	145,491
Advisory board fees	931	582	11,009	—	—	11,591
Exercise of stock options	29,532	18,457	270,890	—	—	289,347
Dividend reinvestment	80,127	50,079	1,057,629	—	—	1,107,708
Stock-based compensation expense	10,364	6,477	243,485	—	—	249,962
Common stock repurchased	(118,732)	(74,207)	(1,536,954)	—	—	(1,611,161)
Tax benefit of stock option exercises	—	—	6,596	—	—	6,596
Cash dividends ($0.21 per share)	—	—	—	(2,155,782)	—	(2,155,782)

Balance at June 30, 2007	10,276,264	$6,422,665	$42,426,819	$23,196,422	$(522,966)	$71,522,940

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
Operating Activities:
Net income	$3,261,013	$2,894,011
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	445,143	436,613
Provision for loan losses	468,000	—
Advisory board fees	11,591	25,300
Stock-based compensation expense	249,962	147,111
Net amortization of premiums and accretion of discounts on investment securities	(2,146)	26,822
Deferred income tax benefit	(706,605)	(288,995)
Changes in:
Interest receivable	(62,903)	(39,602)
Other assets	(520,884)	(118,344)
Interest payable	24,894	75,536
Other liabilities	1,420,414	884,602

Net cash provided by operating activities	4,588,479	4,043,054

Investing Activities:
Proceeds from maturities and calls of investment securities available-for-sale	7,050,614	13,043,371
Purchase of investment securities available-for-sale	(992,108)	(1,839,057)
Proceeds from sales of Federal Home Loan Bank stock	157,500	1,854,000
Purchase of Federal Home Loan Bank stock	(799,600)	(2,381,300)
Proceeds from the sale of Federal Reserve Bank stock	5,150	—
Purchase of Federal Reserve Bank stock	—	(185,500)
Net increase in total loans	(53,575,428)	(45,163,245)
Purchase of premises and equipment	(73,925)	(577,976)

Net cash used in investing activities	(48,227,797)	(35,249,707)

Financing Activities:
Net increase in deposits	27,430,531	4,290,808
Repayments of Federal Home Loan Bank borrowings	(2,500,000)	(2,500,000)
Proceeds from Federal Home Loan Bank borrowings	17,500,000	10,000,000
Net increase in other borrowings	—	1,300,000
Stock issuance costs	—	(27,687)
Common stock repurchased	(1,404,706)	(1,778,629)
Issuance of shares to 401(k) plan	137,199	122,395
Issuance of shares to executive savings plan	145,491	—
Proceeds from exercise of stock options	82,892	206,658
Excess tax benefit realized from stock options exercised	6,596	189,558
Dividends paid, net	(1,048,074)	(659,663)

Net cash provided by financing activities	40,349,929	11,143,440

Decrease in cash and cash equivalents	(3,289,389)	(20,063,213)
Cash and cash equivalents at beginning of period	26,798,551	36,740,655

Cash and cash equivalents at end of period	$23,509,162	$16,677,442

Supplemental cash flow information:
Cash paid during the period for interest	$6,464,144	$3,590,745
Cash paid during the period for income taxes	1,785,000	1,700,000
Supplemental noncash information:
Dividends reinvested	$1,107,708	$1,012,441
Value of shares exchanged in exercise of stock options	206,455	849,236
Transfer between loans and other real estate owned	77,937	—

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE B – SHARE-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment, on January 1, 2006, using the modified prospective method which applies SFAS No. 123R to new awards and to the portion of existing awards that had not completely vested as of January 1, 2006. During 2007 and 2006, the Company used the fair-value method to account for stock-based compensation and the fair value of stock options was estimated at the date of grant using a lattice option pricing model.

Stock-based compensation expense recognized in the consolidated statements of income for the six months ended June 30, 2007 and June 30, 2006 was $249,962 and $147,111, respectively, with a related tax benefit of $62,417 and $50,018, respectively. During the first six months of 2007 and 2006, stock-based compensation expense was comprised of $98,196 and $13,373, respectively, related to stock options which vested during the period, and $151,766 and $133,738 respectively, related to share awards.

The Company has granted stock options to its directors and employees under stock compensation plans that have been approved by the Company’s shareholders. All outstanding options, other than the options granted on December 31, 2006, have 10-year terms and are fully vested and exercisable at the date of grant. The options granted on December 31, 2006 have 10-year terms and vest ratably over periods that range from 1 year to 5 years. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2007 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2006	929,970	$9.19	—	$—
Granted	14,968	13.79	—	—
Forfeited	1,000	12.00	—	—
Exercised	29,532	9.80	—	—

Balance at June 30, 2007	914,406	$9.24	5.99	$4,623,610

Option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a representative single measure of the fair value at which transactions may occur. The assumptions used to value stock options granted during the first half of 2007 were as follows: risk-free interest rate of 4.68%, volatility of 18.40%, dividend yield of 3.33%, and weighted-average expected option term of 5.16 years. Expected volatility is based on historical volatility of the Company’s traded shares. The expected term is calculated by the lattice option pricing model using assumptions regarding the contractual term of the stock options, vesting periods, the exercise price to market stock price multiple experienced by the Company, and the historical employee exit rate. The stock options granted during the first half of 2007 were the result of reload features on stock options that had a remaining weighted-average contractual life of 5.68 years.

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2007 and 2006 was $2.13 and $1.32, respectively. The total intrinsic value at grant date of stock options exercised during the six month periods ended June 30, 2007 and 2006 was $40,402 and $250,050, respectively. Cash received from stock option exercises for the six month periods ended June 30, 2007 and 2006 was $82,902 and $206,657, respectively. The excess tax benefit realized for the tax deductions from option exercises totaled $6,596 and $189,558, respectively, for the six month periods ended June 30, 2007 and 2006. The Company may issue new shares to satisfy stock option exercises and as of June 30, 2007 there were 2,298,992 shares available under the existing stock incentive plan that was approved by shareholders. However, shares may be repurchased in open market or privately negotiated transactions under certain circumstances. As of June 30, 2007, there was $365,810 of unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 3.88 years.

As of June 30, 2007, the Company had granted non-vested shares of common stock to certain directors and employees as part of incentive programs and to those directors who elected to use deferred directors’ fees to purchase non-vested shares of common stock. Non-vested shares of common stock awarded to employees and directors as part of incentive programs have vesting schedules that range from four to nine years and are expensed over the same schedules. Non-vested shares of common stock issued to directors as a method of deferring their directors’ fees are expensed at the time the fees are earned by the director. A summary of the Company’s non-vested share activity and related information for the six months ended June 30, 2007 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2006	47,176	$10.76
Granted	10,364	12.00
Vested	—	—

Balance at June 30, 2007	57,540	$10.98

As of June 30, 2007, there were $227,413 of total unrecognized compensation cost related to non-vested shares of common stock. That cost is expected to be recognized over a weighted-average period of 4.64 years.

NOTE C – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale were:

	June 30, 2007		December 31, 2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. Agency securities	$47,952,536	$47,232,969	$54,954,164	$54,309,219
U.S. Treasury securities	1,095,114	1,095,058	100,000	98,539
Mortgage-backed securities	661,715	655,466	711,561	706,682
Equity securities	472,500	406,000	472,500	455,000

Total securities available-for-sale	$50,181,865	$49,389,493	$56,238,225	$55,569,440

NOTE D – LOANS

Major classifications of loans are summarized as follows:

	June 30, 2007	December 31, 2006
Commercial	$102,124,558	$72,132,578
Construction	135,947,732	116,812,110
Real estate-commercial mortgage	143,884,801	140,259,912
Real estate-residential mortgage	34,023,049	25,522,729
Installment loans (to individuals)	12,888,238	20,599,390
Deferred loan fees and related costs	(328,834)	(282,558)

Total loans	$428,539,544	$375,044,161

Non-performing assets were as follows:

	June 30, 2007	December 31, 2006
Loans 90 days past due and still accruing interest	$—	$—
Nonaccrual loans	1,560,014	1,629,990
Real estate acquired in settlement of loans	77,937	—

Total non-performing assets	$1,637,951	$1,629,990

Information on impaired loans was as follows:

	June 30, 2007	December 31, 2006
Impaired loans for which an allowance has been provided	$1,786,972	$1,854,990
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$1,786,972	$1,854,990

Allowance provided for impaired loans, included in the allowance for loan losses	$423,394	$438,998

Average balance in impaired loans	$1,817,969	$1,936,082

Interest income recognized from impaired loans	$10,185	$1,026

NOTE E – ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the six months ended June 30, 2007 and 2006 were as follows:

	2007	2006
Balance at beginning of period	$3,910,943	$3,597,497
Provision for loan losses	468,000	—
Loans charged off	(10,775)	(53,914)
Recoveries	8,667	182,768

Balance at end of period	$4,376,835	$3,726,351

NOTE F – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	June 30, 2007	December 31, 2006
Land	$4,321,466	$4,321,467
Buildings and improvements	6,021,856	6,008,298
Leasehold improvements	826,413	820,694
Equipment, furniture and fixtures	5,233,023	5,178,374

	16,402,758	16,328,833
Less accumulated depreciation and amortization	(4,590,092)	(4,144,949)

Premises and equipment, net	$11,812,666	$12,183,884

NOTE G – SUPPLEMENTAL RETIREMENT AGREEMENTS

The Company has entered into supplemental retirement agreements with several key officers and recognizes expense each year related to these agreements based on the present value of the benefits expected to be provided to the employees and any beneficiaries. The expense recognized during the first six months of 2007 and 2006 was $252,818 and $233,028, respectively.

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

The Company’s primary source of revenue is from net interest income earned by the Bank. Net interest income represents interest and fees earned from lending and investment activities less the interest paid to fund these activities. Variations in the volume and mix of interest earning assets and interest bearing liabilities, changes in the yields earned and the rates paid, and the level of noninterest bearing liabilities available to support earning assets, all impact net interest income. In addition to net interest income, noninterest income is another important source of revenue for the Company. Noninterest income is derived primarily from service charges on deposits and fees earned from bank services. Other factors that impact net income are the provision for loan losses and noninterest expense.

Financial Condition

Total average assets, a benchmark used by banks when comparing size, are the strongest indicator of our continuous growth. Average assets increased $89.6 million, or 21.8%, to a new high of $499.5 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Total assets at June 30, 2007 were $521.5 million, an increase of $45.2 million, or 9.5%, over December 31, 2006 total assets of $476.3 million.

As a community bank, the Company has a primary objective of meeting the business and consumer credit needs within its market where standards of profitability, client relationships and credit quality can be met. The loan portfolio grew $53.5 million, or 14.3%, to $428.5 million as of June 30, 2007 compared to December 31, 2006.

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through ongoing credit review processes, the Company conducts an independent and comprehensive allowance analysis of its loan portfolio at least quarterly. The allowance for loan losses was $4.4 million, or 1.02% of outstanding loans, as of June 30, 2007 compared with $3.9 million, or 1.04% of outstanding loans, as of December 31, 2006. Management considers the allowance for loan losses to be adequate.

The Company’s investment portfolio consists primarily of available-for-sale U.S. Agency, U.S. Treasury and mortgage-backed securities. At June 30, 2007, the estimated market value of investment securities held by the Company was $49.4 million, down $6.2 million or 11.1%, from $55.6 million at December 31, 2006. The decrease was the result of maturities of investment securities with a par value of $7.0 million netted against the purchase of investment securities with a par value of $1.0 million along with the change in unrealized gains or losses on available-for-sale investment securities and amortization/accretion of premiums/discounts on the remaining investment securities.

Deposits are a source of the Company’s funds for use in lending and general business purposes. The Company’s balance sheet growth is largely determined by the availability of deposits in its market, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at June 30, 2007 increased $27.4 million, or 7.6%, to $390.7 million compared to December 31, 2006. Changes in the deposit categories include an increase of $7.2 million or 7.3% in noninterest bearing demand deposits, a decrease of $3.0 million or 7.1% in interest bearing demand deposits and an increase of $5.8 million or 7.8% in savings accounts from December 31, 2006 to June 30, 2007. Total time deposits increased $17.5 million, or 11.7% from December 31, 2006 to June 30, 2007. The increase in time deposits was a result of efforts by the Company to remain competitive in its market by increasing rates offered on time deposits.

Federal Home Loan Bank borrowings increased $15.0 million or 39.5% to $53.0 million at June 30, 2007 compared to $38.0 million at December 31, 2006. The additional borrowings were used to fund loan growth during the first half of 2007.

Results of Operations

During the first six months of 2007, the Company had net income of $3.3 million, an increase of 12.7% over net income of $2.9 million in the first six months of 2006. The increase in net income in the first half of 2007 was driven largely by strong loan growth resulting in increased interest income. Return on average total assets for the first six months of 2007 decreased to 1.32% from 1.42% for the first six months of 2006. Return on average shareholders’ equity decreased in the first six months of 2007 to 9.29% from 11.87% for the first six months of 2006 due to an increase in average shareholders’ equity of $21.6 million over the comparable period in 2006. Net income for the three months ended June 30, 2007 was $1.7 million compared with $1.6 million for the three months ended June 30, 2006. Diluted earnings per share decreased 8.8% to $0.31 per share for the first six months of 2007 compared to $0.34 per share for the first six months of 2006. Diluted earnings per share decreased 10.5% to $0.17 per share in the three months ended June 30, 2007 compared to $0.19 per share in the three months ended June 30, 2006. The decrease in diluted earnings per share reflected the issuance of 1,849,200 shares of common stock in the third quarter of 2006.

Net interest income for the first six months of 2007 was $11.8 million, a $1.8 million or 17.7% increase over the first six months of 2006. Net interest income for the second quarter of 2007 was $6.1 million, a $922 thousand or 17.7% increase over the second quarter of 2006.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. The Company’s net interest margin decreased from 5.33% during the first six months of 2006 to 5.07% for the same period in 2007 due to the higher cost of funding loan growth. During the fourth quarter of 2006, the net interest margin was 5.03%, indicating that the margin decline had stabilized during the first half of 2007. The Company’s net interest margin for the three months ended June 30, 2007 was 5.08% compared with 5.41% in the three months ended June 30, 2006.

The Company’s interest earning assets consist primarily of loans, investment securities, interest-bearing deposits in other banks, and overnight funds sold. Interest income on loans, including fees, increased $4.7 million to $16.9 million for the six months ended June 30, 2007 compared to the same time period during 2006. This increase resulted from the 30 basis point increase experienced in the average interest yield along with the $102.5 million increase in the average loan balance. Interest income on loans, including fees, increased 37.3% to $8.8 million for the three months ended June 30, 2007 compared to $6.4 million for the three months ended June 30, 2006. Interest income on investment securities decreased $232 thousand to $1.2 million for the six months ended June 30, 2007 compared to the same time period during 2006. The $15.6 million decrease in the average investment securities balance netted against a 27 basis point increase in the average interest yield produced this decrease. Interest income on investment securities decreased 16.0% to $598 thousand for the three months ended June 30, 2007 compared to $711 thousand for the three months ended June 30, 2006. Interest income on interest-bearing deposits in other banks increased $123 thousand for the six months ended June 30, 2007 compared to the same time period during 2006. This increase was the result of the 82 basis point increase in the average interest yield along with a $4.6 million increase in average interest-bearing deposits in other banks. Interest income on interest-bearing deposits in other banks increased $107 thousand to $116 thousand for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. Interest income on overnight funds sold decreased $32 thousand to $29 thousand for the six months ended June 30, 2007 compared to the same time period during 2006. This decrease was due to the $1.6 million decrease in average overnight funds sold partially offset by the 68 basis point increase experienced in the average interest yield. Interest income on overnight funds sold decreased $15 thousand to $6 thousand for the three months ended June 30, 2007 compared to the three months ended June 30, 2007.

The Company’s interest bearing liabilities consist of deposit accounts and other borrowings. Interest expense from deposits increased $2.4 million to $5.5 million for the six months ended June 30, 2007 compared to the same time period during 2006. This increase resulted from the 120 basis point increase experienced in the average interest rate on interest bearing deposits, as well as the $58.5 million increase in average interest bearing deposits. Interest expense on deposits increased 80.7% to $2.8 million for the three months ended June 30, 2007 compared to $1.6 million for the three months ended June 30, 2006. Interest expense from other borrowings, which consists of FHLB borrowings and overnight funds purchased, increased $375 thousand to $1.0 million for the six months ended June 30, 2007 compared to the same time period during 2006. The $11.1 million increase in average other borrowings and the 72 basis point increase in the average interest rate on other borrowings produced this result. Interest expense on other borrowings increased 48.6% to $591 thousand for the three months ended June 30, 2007 compared to $398 thousand for the three months ended June 30, 2006.

During the first half of 2007, the Company recorded net loan charge-offs of $2 thousand and a provision for loan losses in the amount of $468 thousand due to the strong loan growth experienced during that time period. During the first half of 2006, the Company recorded loan recoveries to the allowance for loan losses in the amount of $183 thousand and loan charge-offs in the amount of $54 thousand. As a result of the loan recoveries and after the quarterly analysis of the allowance for loan losses, the Company determined that no provision for loan losses was necessary for the first half of 2006.

The Company reported an increase in total noninterest income of $40 thousand, or 2.3%, for the first six months of 2007 compared to the same period in 2006. Service charges on deposit accounts, the Company’s primary source of noninterest income, increased $95 thousand or 10.7% to $984 thousand for the first six months of 2007 compared to the same period in 2006. Other service charges and fees decreased $55 thousand, or 6.7%, for the first six months of 2007 compared to the first six months of 2006. Noninterest income comprised 8.8% of total revenue in the first six months of 2007 compared with 11.1% in the first six months of 2006. Noninterest income increased 3.8% to $830 thousand for the three months ended June 30, 2007 compared with $800 thousand for the three months ended June 30, 2006.

Noninterest expense represents the overhead expenses of the Company. Total noninterest expense increased $802 thousand, or 11.0%, for the first six months of 2007 compared to the first six months of 2006. This increase was primarily attributable to a 16.6% increase in salaries and employee benefits resulting from normal annual salary adjustments and increases in certain employee benefit costs, including stock-based compensation. Occupancy expense decreased to $815 thousand for the six months ended June 30, 2007 compared to $824 thousand for the same time period in 2006. Data processing expense, another category of noninterest expense, posted an increase of 5.8% for the first six months of 2007 compared to the first six months of 2006, which reflected increases in the cost of data processing supplies and software maintenance. Other noninterest expenses posted an increase of 3.5% to $1.8 million for the first six months of 2007 compared to the same time period during 2006. The ratio of annualized noninterest expense to average total assets was 3.28% for the first six months of 2007 compared to 3.60% for the first six months of 2006. Noninterest expense increased 13.3% to $4.1 million for the three months ended June 30, 2007 compared with $3.6 million for the three months ended June 30, 2006.

Income tax expense for the first six months of 2007 and 2006 was $1.7 million and $1.5 million, respectively. The Company’s effective tax rate was 34.0% and 34.2% in 2007 and 2006, respectively, and differed from the statutory rate of 34.0% during 2006 due primarily to nondeductible expenses. Income tax expense for the three months ended June 30, 2007 and 2006 was $892 thousand and $819 thousand, respectively. The Company’s effective tax rate for each of the three month periods ended June 30, 2007 and June 30, 2006 was 34.0% and 34.2%, respectively.

Capital Resources and Liquidity

Total shareholders’ equity increased $1.4 million, or 1.9%, to $71.5 million at June 30, 2007 compared to $70.2 million at December 31, 2006. As of June 30, 2007, the Company and the Bank were considered “well-capitalized”, the highest category of capitalization defined by the Federal Reserve Bank (the “FRB”). The Company continually monitors current and projected capital adequacy positions of both the Company and the Bank. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives, and returns to the shareholders in the form of dividends.

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

Our only critical accounting policy relates to our allowance for loan losses, which reflects the estimated losses resulting from the inability of our borrowers to make required loan payments. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

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

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument and is irrevocable. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company does not expect the implementation of SFAS 159 to have a material impact on its consolidated financial statements.

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

The expected effect on net interest income for the twelve months following June 30, 2007 and December 31, 2006 due to a shock in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

	June 30, 2007		December 31, 2006
	Change in Net Interest Income		Change in Net Interest Income
(in thousands)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$3,746	15.32%	$3,130	14.12%
+ 100 basis points	1,870	7.65%	1,561	7.04%
- 100 basis points	(1,876)	-7.67%	(1,567)	-7.06%
- 200 basis points	(3,748)	-15.33%	(3,141)	-14.17%

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

The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of June 30, 2007.

ITEM 4 – CONTROLS AND PROCEDURES

As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of operations, the Company may become a party to legal proceedings. Currently, the Company is not party to any material legal proceedings.

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in the 2006 Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program in 2003 by which management was authorized to repurchase an unlimited number of shares of the Company’s common stock in open market and privately negotiated transactions. During the first six months of 2007, the Company repurchased 118,732 shares of its common stock in open market and privately negotiated transactions. Detail for the share repurchase transactions conducted during the second quarter of 2007 appears below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 April 1, 2007-April 30, 2007	—	—	—	—
Month #2 May 1, 2007-May 31, 2007	13,003	$14.01	13,003	—
Month #3 June 1, 2007-June 30, 2007	39,168	$14.62	39,168	—
Total	52,171	$14.47	52,171	—

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 8, 2007.

The shareholders of the Company elected the following individuals as directors of the Company: Herman A. Hall, III with 7,051,784 shares, representing 68.68% of shares voting for the election and 51,901 shares withheld, W. Lewis Witt with 7,056,689 shares, representing 68.73% of shares voting for the election and 46,997 shares withheld, Robert R. Kinser with 7,056,479 shares, representing 68.73% of shares voting for the election and 47,207 shares withheld, and Jordan E. Slone with 7,048,250 shares, representing 68.65% of shares voting for the election and 55,436 shares withheld.

The shareholders of the Company voted for the election of Yount, Hyde & Barbour, P.C. as the Company’s independent registered public accounting firm for 2007 with 7,017,341 shares, representing 68.35% of the outstanding stock ratifying the election, 8,123 shares voting against, and 78,221 shares abstained.

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

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: August 7, 2007	/s/ Donald W. Fulton, Jr.
Donald W. Fulton, Jr.
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)