Form 10-Q
period 2007-09-30
HAMPTON ROADS BANKSHARES INC
filed 2007-11-07
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 30, 2007.

Common Stock, $0.625 Par Value	10,268,867 Shares

HAMPTON ROADS BANKSHARES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets

	(Unaudited) September 30, 2007	December 31, 2006
Assets:
Cash and due from banks	$17,493,428	$17,112,616
Overnight funds sold	7,105,488	9,524,445
Interest-bearing deposits in other banks	803,825	161,490

Total cash and cash equivalents	25,402,741	26,798,551
Investment securities available-for-sale, at fair value	46,080,171	55,569,440
Federal Home Loan Bank stock	3,240,000	2,597,900
Federal Reserve Bank stock	1,373,300	1,377,350

Total investments	50,693,471	59,544,690
Loans	453,143,579	375,044,161
Allowance for loan losses	(4,647,266)	(3,910,943)

Net loans	448,496,313	371,133,218
Premises and equipment	11,818,277	12,183,884
Interest receivable	2,550,124	2,281,945
Other real estate owned	69,552	—
Deferred tax asset	2,785,934	2,209,117
Other assets	2,408,858	2,148,063

Total assets	$544,225,270	$476,299,468

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest bearing demand	$99,571,685	$97,559,421
Interest bearing:
Demand	40,847,485	42,486,451
Savings	89,243,271	73,830,518
Time deposits:
Less than $ 100,000	93,880,006	76,756,540
$100,000 or more	87,828,111	72,628,399

Total deposits	411,370,558	363,261,329
Federal Home Loan Bank borrowings	53,000,000	38,000,000
Interest payable	1,907,079	1,472,889
Other liabilities	5,452,824	3,402,707

Total liabilities	471,730,461	406,136,925

Shareholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.625 par value. Authorized 40,000,000 shares; issued and outstanding 10,268,867 shares in 2007 and 10,251,336 shares in 2006	6,418,042	6,407,085
Capital surplus	42,334,434	42,105,666
Retained earnings	23,903,476	22,091,191
Accumulated other comprehensive loss, net of tax	(161,143)	(441,399)

Total shareholders’ equity	72,494,809	70,162,543

Total liabilities and shareholders’ equity	$544,225,270	$476,299,468

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Interest Income:
Loans, including fees	$9,279,311	$7,098,883	$26,151,149	$19,232,974
Investment securities	570,540	645,302	1,782,797	2,089,186
Overnight funds sold	4,715	80,835	33,771	142,122
Interest-bearing deposits in other banks	86,488	81,879	235,980	108,458

Total interest income	9,941,054	7,906,899	28,203,697	21,572,740

Interest Expense:
Deposits:
Demand	174,277	193,981	511,173	344,407
Savings	753,221	567,570	2,118,228	1,547,165
Time deposits:
Less than $100,000	1,061,393	677,200	2,903,280	1,803,201
$100,000 or more	1,029,512	703,669	2,936,763	1,450,714

Interest on deposits	3,018,403	2,142,420	8,469,444	5,145,487
Federal Home Loan Bank borrowings	614,591	412,235	1,640,220	965,005
Overnight funds purchased	2,377	6,158	14,745	116,602

Total interest expense	3,635,371	2,560,813	10,124,409	6,227,094

Net interest income	6,305,683	5,346,086	18,079,288	15,345,646

Provision for loan losses	270,000	90,000	738,000	90,000

Net interest income after provision for loan losses	6,035,683	5,256,086	17,341,288	15,255,646

Noninterest Income:
Service charges on deposit accounts	502,041	490,093	1,486,385	1,379,666
Other service charges and fees	322,004	363,715	1,091,252	1,188,197

Total noninterest income	824,045	853,808	2,577,637	2,567,863

Noninterest Expense:
Salaries and employee benefits	2,546,738	2,365,939	7,692,997	6,779,556
Occupancy	419,954	428,855	1,234,571	1,252,975
Data processing	143,222	152,567	454,068	446,446
Other	943,107	853,092	2,788,254	2,636,400

Total noninterest expense	4,053,021	3,800,453	12,169,890	11,115,377

Income before provision for income taxes	2,806,707	2,309,441	7,749,035	6,708,132
Provision for income taxes	970,214	789,886	2,651,529	2,294,566

Net income	$1,836,493	$1,519,555	$5,097,506	$4,413,566

Earnings Per Share:
Basic earnings per share	$0.18	$0.16	$0.50	$0.51

Diluted earnings per share	$0.18	$0.16	$0.49	$0.49

Basic weighted average shares outstanding	10,236,941	9,605,972	10,229,282	8,736,839
Effect of dilutive stock options and non-vested stock	221,456	180,095	210,179	189,541

Diluted weighted average shares outstanding	10,458,397	9,786,067	10,439,461	8,926,380

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2007 and year ended December 31, 2006

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, Net of Tax	Total
	Shares	Amount
Balance at December 31, 2005	8,242,822	$5,151,764	$23,852,040	$20,770,448	$(643,723)	$49,130,529

Comprehensive income:
Net income	—	—	—	6,035,539	—	6,035,539
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $104,228	—	—	—	—	202,324	202,324

Total comprehensive income						6,237,863
Shares issued related to:
401(k) plan	11,333	7,083	115,312	—	—	122,395
Advisory board fees	2,332	1,457	23,843	—	—	25,300
Exercise of stock options	277,041	173,151	1,432,735	—	—	1,605,886
Dividend reinvestment	229,090	143,181	2,512,766	—	—	2,655,947
Stock-based compensation expense	20,131	12,582	167,229	—	—	179,811
Stock offering, net of costs of $1,109,824	1,849,200	1,155,750	17,890,706	—	—	19,046,456
Common stock repurchased	(380,613)	(237,883)	(4,035,983)	—	—	(4,273,866)
Tax benefit of stock option exercises	—	—	147,018	—	—	147,018
Cash dividends ($0.50 per share)	—	—	—	(4,714,796)	—	(4,714,796)

Balance at December 31, 2006	10,251,336	$6,407,085	$42,105,666	$22,091,191	$(441,399)	$70,162,543

(Unaudited)
Comprehensive income:
Net income	—	—	—	5,097,506	—	5,097,506
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $144,374	—	—	—	—	280,256	280,256

Total comprehensive income						5,377,762
Shares issued related to:
401(k) plan	11,020	6,888	130,311	—	—	137,199
Executive savings plan	11,686	7,304	138,187	—	—	145,491
Advisory board fees	1,531	957	18,634	—	—	19,591
Exercise of stock options	47,135	29,459	419,116	—	—	448,575
Dividend reinvestment	119,763	74,852	1,604,424	—	—	1,679,276
Stock-based compensation expense	10,364	6,477	286,714	—	—	293,191
Common stock repurchased	(183,968)	(114,980)	(2,390,599)	—	—	(2,505,579)
Tax benefit of stock option exercises	—	—	21,981	—	—	21,981
Cash dividends ($0.32 per share)	—	—	—	(3,285,221)	—	(3,285,221)

Balance at September 30, 2007	10,268,867	$6,418,042	$42,334,434	$23,903,476	$(161,143)	$72,494,809

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Operating Activities:
Net income	$5,097,506	$4,413,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	664,427	652,472
Provision for loan losses	738,000	90,000
Advisory board fees	19,591	25,300
Stock-based compensation expense	293,191	160,030
Net amortization of premiums and accretion of discounts on investment securities	1,313	30,029
Gain on sale of premises and equipment	(531)	—
Deferred income tax benefit	(721,191)	(385,792)
Changes in:
Interest receivable	(268,179)	(269,996)
Other assets	(260,795)	(2,126)
Interest payable	434,190	470,156
Other liabilities	2,050,117	1,736,156

Net cash provided by operating activities	8,047,639	6,919,795

Investing Activities:
Proceeds from maturities and calls of investment securities available-for-sale	11,154,693	15,107,741
Purchase of investment securities available-for-sale	(1,242,107)	(1,839,057)
Proceeds from sales of Federal Home Loan Bank stock	405,000	2,227,500
Purchase of Federal Home Loan Bank stock	(1,047,100)	(2,768,300)
Proceeds from the sale of Federal Reserve Bank stock	5,150	—
Purchase of Federal Reserve Bank stock	(1,100)	(722,750)
Net increase in total loans	(78,145,647)	(52,221,689)
Purchase of premises and equipment	(323,289)	(744,988)

Net cash used in investing activities	(69,194,400)	(40,961,543)

Financing Activities:
Net increase in deposits	48,109,229	19,119,904
Repayments of Federal Home Loan Bank borrowings	(8,000,000)	(2,500,000)
Proceeds from Federal Home Loan Bank borrowings	23,000,000	10,000,000
Stock issuance costs	—	(945,211)
Common stock repurchased	(2,299,123)	(2,875,733)
Issuance of shares to 401(k) plan	137,199	122,395
Issuance of shares to executive savings plan	145,491	—
Issuance of shares in rights and public offering	—	19,420,530
Proceeds from exercise of stock options	242,119	537,864
Excess tax benefit realized from stock options exercised	21,981	166,614
Dividends paid, net	(1,605,945)	(1,598,262)

Net cash provided by financing activities	59,750,951	41,448,101

Increase (decrease) in cash and cash equivalents	(1,395,810)	7,406,353
Cash and cash equivalents at beginning of period	26,798,551	36,740,655

Cash and cash equivalents at end of period	$25,402,741	$44,147,008

Supplemental cash flow information:
Cash paid during the period for interest	$9,690,219	$5,756,938
Cash paid during the period for income taxes	2,935,000	2,570,000

Supplemental noncash information:
Dividends reinvested	$1,679,276	$2,109,434
Value of shares exchanged in exercise of stock options	206,455	849,237
Accrued stock issuance costs	—	161,834
Issuance of stock in exchange for land	—	735,750
Transfer between loans and other real estate owned	69,552	—
Transfer between premises and equipment and loans	25,000	—

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007

NOTE A – BASIS OF PRESENTATION

Hampton Roads Bankshares, Inc., a Virginia corporation (the “Company”), was incorporated under the laws of the Commonwealth of Virginia on February 28, 2001, primarily to serve as a holding company for Bank of Hampton Roads (the “Bank”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Bank is a Virginia state-chartered commercial bank with 17 full service offices in the Hampton Roads region of southeastern Virginia, including eight offices in the city of Chesapeake, four offices in each of the cities of Norfolk and Virginia Beach, and one office in the city of Suffolk. The Bank was organized in March 1987 and commenced operations in December 1987. The Bank’s principal executive office is located at 999 Waterside Drive, Suite 200, Norfolk, VA 23510 and our telephone number is (757) 217-1000.

In January 2004, the Company formed Hampton Roads Investments, Inc., a wholly owned subsidiary, to provide securities, brokerage, and investment advisory services. It is a full service investment services firm handling all aspects of wealth management including stocks, bonds, annuities, mutual funds and financial advice.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE B – SHARE-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, on January 1, 2006, using the modified prospective method, which applies SFAS No. 123R to new awards and to the portion of existing awards that had not completely vested as of January 1, 2006. During 2007 and 2006, the Company used the fair-value method to account for stock-based compensation and the fair value of stock options was estimated at the date of grant using a lattice option pricing model.

Stock-based compensation expense recognized in the consolidated statements of income for the nine months ended September 30, 2007 and September 30, 2006 was $293,191 and $160,030, respectively, with a related tax benefit of $76,359 and $54,410, respectively. During the first nine months of 2007 and 2006, stock-based compensation expense was comprised of $127,570 and $13,373, respectively, related to stock options which vested during the period, and $165,621 and $146,657, respectively, related to share awards.

The Company has granted stock options to its directors and employees under stock compensation plans that have been approved by the Company’s shareholders. All outstanding options, other than the options granted on December 31, 2006, have 10-year terms and are fully vested and exercisable at the date of grant. The options granted on December 31, 2006 have 10-year terms and vest ratably over periods that range from 1 year to 5 years. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2007 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2006	929,970	$9.19	—	$—
Granted	14,968	13.79	—	—
Forfeited	10,992	12.00	—	—
Exercised	47,135	9.52	—	—
Expired	699	11.18	—	—

Balance at September 30, 2007	886,112	$9.21	5.73	$2,689,424

Option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a representative single measure of the fair value at which transactions may occur. The assumptions used to value stock options granted during the first nine months of 2007 were as follows: risk-free interest rate of 4.68%, volatility of 18.40%, dividend yield of 3.33%, and weighted-average expected option term of 5.16 years. Expected volatility is based on historical volatility of the Company’s traded shares. The expected term is calculated by the lattice option pricing model using assumptions regarding the contractual term of the stock options, vesting periods, the exercise price to market stock price multiple experienced by the Company, and the historical employee exit rate. The stock options granted during the first nine months of 2007 were the result of reload features on stock options that had a remaining weighted-average contractual life of 5.68 years.

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2007 and 2006 was $2.13 and $1.32, respectively. The total intrinsic value at grant date of stock options exercised during the nine month periods ended September 30, 2007 and 2006 was $50,835 and $340,038, respectively. Cash received from stock option exercises for the nine month periods ended September 30, 2007 and 2006 was $242,119 and $537,864, respectively. The excess tax benefit realized for the tax deductions from option exercises totaled $21,981 and $166,614, respectively, for the nine month periods ended September 30, 2007 and 2006. The Company may issue new shares to satisfy stock option grants and as of September 30, 2007 there were 2,308,984 shares available under the existing stock incentive plan that was approved by shareholders. However, shares may be repurchased in open market or privately negotiated transactions under certain circumstances. As of September 30, 2007, there was $329,070 of unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 3.63 years.

As of September 30, 2007, the Company had granted non-vested shares of common stock to certain directors and employees as part of incentive programs and to those directors who elected to use deferred directors’ fees to purchase non-vested shares of common stock. Non-vested shares of common stock awarded to employees and directors as part of incentive programs have vesting schedules that range from four to nine years and are expensed over the same schedules. Non-vested shares of common stock issued to directors as a method of deferring their directors’ fees are expensed at the time the fees are earned by the director. A summary of the Company’s non-vested share activity and related information for the nine months ended September 30, 2007 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2006	47,176	$10.76
Granted	10,364	12.00
Vested	—	—

Balance at September 30, 2007	57,540	$10.98

As of September 30, 2007, there were $213,558 of total unrecognized compensation cost related to non-vested shares of common stock. That cost is expected to be recognized over a weighted-average period of 4.39 years.

NOTE C – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale were:

	September 30, 2007		December 31, 2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. Agency securities	$44,949,976	$44,808,906	$54,954,164	$54,309,219
U.S. Treasury securities	—	—	100,000	98,539
Mortgage-backed securities	658,076	654,318	711,561	706,682
State and Municipal securities	243,775	242,447	—	—
Equity securities	472,500	374,500	472,500	455,000

Total securities available-for-sale	$46,324,327	$46,080,171	$56,238,225	$55,569,440

NOTE D – LOANS

Major classifications of loans are summarized as follows:

	September 30, 2007	December 31, 2006
Commercial	$110,040,096	$72,132,578
Construction	148,460,250	116,812,110
Real estate-commercial mortgage	146,750,707	140,259,912
Real estate-residential mortgage	36,975,034	25,522,729
Installment loans (to individuals)	11,173,795	20,599,390
Deferred loan fees and related costs	(256,303)	(282,558)

Total loans	$453,143,579	$375,044,161

Non-performing assets were as follows:

	September 30, 2007	December 31, 2006
Loans 90 days past due and still accruing interest	$1,501,534	$—
Nonaccrual loans	1,524,547	1,629,990
Real estate acquired in settlement of loans	69,552	—

Total non-performing assets	$3,095,633	$1,629,990

Information on impaired loans was as follows:

	September 30, 2007	December 31, 2006
Impaired loans for which an allowance has been provided	$2,149,831	$1,854,990
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$2,149,831	$1,854,990

Allowance provided for impaired loans, included in the allowance for loan losses	$489,909	$438,998

Average balance in impaired loans	$2,190,491	$1,936,082

Interest income recognized from impaired loans	$44,972	$1,026

NOTE E – ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the nine months ended September 30, 2007 and 2006 were as follows:

	2007	2006
Balance at beginning of period	$3,910,943	$3,597,497
Provision for loan losses	738,000	90,000
Loans charged off	(10,775)	(54,736)
Recoveries	9,098	188,703

Balance at end of period	$4,647,266	$3,821,464

NOTE F – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	September 30, 2007	December 31, 2006
Land	$4,321,466	$4,321,467
Buildings and improvements	6,053,343	6,008,298
Leasehold improvements	833,203	820,694
Equipment, furniture and fixtures	5,406,490	5,178,374

	16,614,502	16,328,833
Less accumulated depreciation and amortization	(4,796,225)	(4,144,949)

Premises and equipment, net	$11,818,277	$12,183,884

NOTE G – SUPPLEMENTAL RETIREMENT AGREEMENTS

The Company has entered into supplemental retirement agreements with several key officers and recognizes expense each year related to these agreements based on the present value of the benefits expected to be provided to the employees and any beneficiaries. The expense recognized during the first nine months of 2007 and 2006 was $377,540 and $367,872, respectively.

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

Financial Condition

Total average assets, a benchmark used by banks when comparing size, are the strongest indicator of our continuous growth. Average assets increased $88.9 million, or 21.1%, to a new high of $509.6 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Total assets at September 30, 2007 were $544.2 million, an increase of $67.9 million, or 14.3%, over December 31, 2006 total assets of $476.3 million.

As a community bank, the Company has a primary objective of meeting the business and consumer credit needs within its market where standards of profitability, client relationships and credit quality can be met. The loan portfolio grew $78.1 million, or 20.8%, to $453.1 million as of September 30, 2007 compared to December 31, 2006. Commercial loans increased 52.6% to $110.0 million in the first nine months of 2007 compared with $72.1 million at year end 2006. Real estate residential mortgages increased 44.9% to $37.0 million at September 30, 2007 compared with $25.5 million at December 31, 2006. Construction loans, which include land development and other land loans, increased 27.1% to $148.5 million compared with $116.8 million at December 31, 2006. On a relative basis, construction loans decreased from 22.4% of the loan portfolio one year ago to 16.6% at September 30, 2007.

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through ongoing credit review processes, the Company conducts an independent and comprehensive allowance analysis of its loan portfolio at least quarterly. The allowance for loan losses was $4.6 million, or 1.03% of outstanding loans, as of September 30, 2007 compared with $3.9 million, or 1.04% of outstanding loans, as of December 31, 2006. Management considers the allowance for loan losses to be adequate. Management classifies as non-performing those loans in nonaccrual status, those loans on which payment has been delinquent for 90 days or more, and real estate acquired in the settlement of loans. Total non-performing assets were $3.1 million or 0.57% of total assets at September 30, 2007 compared with $1.6 million or 0.34% of total assets at December 31, 2006. Non accrual loans at September 30, 2007 were $1.5 million and consisted of one commercial loan. Loans past due 90 days or more at September 30, 2007 were $1.5 million and consisted of three real estate loans, one commercial loan and one installment loan. Real estate acquired in the settlement of loans was $70 thousand and consisted of one piece of residential property.

The Company’s investment portfolio consists primarily of available-for-sale U.S. Agency, U.S. Treasury and mortgage-backed securities. At September 30, 2007, the estimated market value of investment securities held by the Company was $46.1 million, down $9.5 million, or 17.1%, from $55.6 million at December 31, 2006. The decrease was the result of maturities of investment securities with a par value of $11.0 million netted against the purchase of investment securities with a par value of $1.2 million along with the change in unrealized gains or losses on available-for-sale investment securities and amortization/accretion of premiums/discounts on the remaining investment securities.

Deposits are the primary source of the Company’s funds for use in lending and general business purposes. The Company’s balance sheet growth is largely determined by the availability of deposits in its market, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at September 30, 2007 increased $48.1 million, or 13.2%, to $411.4 million compared to $363.3 million at December 31, 2006. Changes in the deposit categories include an increase of $2.0 million or 2.1% in noninterest bearing demand deposits, a decrease of $1.6 million or 3.9% in interest bearing demand deposits and an increase of $15.4 million or 20.9% in savings accounts from December 31, 2006 to September 30, 2007. Total time deposits increased $32.3 million, or 21.6%, from December 31, 2006 to September 30, 2007. The increase in time deposits was a result of efforts by the Company to remain competitive in its market by increasing rates offered on time deposits.

Federal Home Loan Bank borrowings increased $15.0 million or 39.5% to $53.0 million at September 30, 2007 compared to $38.0 million at December 31, 2006. The additional borrowings were used to fund loan growth during the first nine months of 2007.

Results of Operations

During the first nine months of 2007, the Company had net income of $5.1 million, an increase of 15.5% over net income of $4.4 million in the first nine months of 2006. The increase in net income in the first nine months of 2007 was driven largely by strong loan growth resulting in increased interest income. Diluted earnings per share remained unchanged at $0.49 per share for each of the first nine months of 2007 and 2006. Return on average total assets for the first nine months of 2007 decreased to 1.34% from 1.40% for the first nine months of 2006. Return on average shareholders’ equity decreased in the first nine months of 2007 to 9.58% from 11.02% for the first nine months of 2006 due to an increase in average shareholders’ equity of $17.6 million over the comparable period in 2006. The Company raised new capital through a rights offering and public offering resulting in the issuance of 1,849,200 new shares of common stock in the third quarter of 2006. Net income for the three months ended September 30, 2007 was $1.8 million compared with $1.5 million for the three months ended September 30, 2006. Diluted earnings per share increased 12.5% to $0.18 per share in the three months ended September 30, 2007 compared to $0.16 per share in the three months ended September 30, 2006. The increases in income and diluted earnings per share in the third quarter of 2007 were driven largely by strong loan growth.

Net interest income for the first nine months of 2007 was $18.1 million, a $2.7 million or 17.8% increase over the first nine months of 2006. Net interest income for the third quarter of 2007 was $6.3 million, a $960 thousand or 18.0% increase over the third quarter of 2006.

The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. The Company’s net interest margin decreased from 5.26% during the first nine months of 2006 to 5.05% for the same period in 2007 due to the higher cost of funding loan growth. The Company’s net interest margin for the three months ended September 30, 2007 was 5.02% compared with 5.15% in the three months ended September 30, 2006. On September 18, 2007, the Federal Open Market Committee reduced the target federal funds rate by 50 basis points. This reduction in rates is expected to have an adverse effect on the net interest margin in the fourth quarter of 2007.

The Company’s interest earning assets consist primarily of loans, investment securities, interest-bearing deposits in other banks, and overnight funds sold. Interest income on loans, including fees, increased $6.9 million to $26.2 million for the nine months ended September 30, 2007 compared to the same time period during 2006. This increase resulted from the 21 basis point increase experienced in the average interest yield along with the $102.3 million increase in the average loan balance. Interest income on loans, including fees, increased 30.7% to $9.3 million for the three months ended September 30, 2007 compared to $7.1 million for the three months ended September 30, 2006. Interest income on investment securities decreased $306 thousand to $1.8 million for the nine months ended September 30, 2007 compared to the same time period during 2006. The $13.7 million decrease in the average investment securities balance netted against a 25 basis point increase in the average interest yield produced this decrease. Interest income on investment securities decreased 11.6% to $571 thousand for the three months ended September 30, 2007 compared to $645 thousand for the three months ended September 30, 2006. Interest income on interest-bearing deposits in other banks increased $128 thousand for the nine months ended September 30, 2007 compared to the same time period during 2006. This increase was the result of the 25 basis point increase in the average interest yield along with a $3.2 million increase in average interest-bearing deposits in other banks. Interest income on interest-bearing deposits in other banks increased $5 thousand to $86 thousand for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. Interest income on overnight funds sold decreased $108 thousand to $34 thousand for the nine months ended September 30, 2007 compared to the same time period during 2006. This decrease was due to the $3.0 million decrease in average overnight funds sold partially offset by the 22 basis point increase experienced in the average interest yield. Interest income on overnight funds sold decreased $76 thousand to $5 thousand for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

The Company’s interest bearing liabilities consist of deposit accounts and other borrowings. Interest expense from deposits increased $3.3 million to $8.5 million for the nine months ended September 30, 2007 compared to the same time period during 2006. This increase resulted from the 94 basis point increase experienced in the average interest rate on interest bearing deposits, as well as the $58.1 million increase in average interest bearing deposits. Interest expense on deposits increased 40.9% to $3.0 million for the three months ended September 30, 2007 compared to $2.1 million for the three months ended September 30, 2006. Interest expense from other borrowings, which consists of FHLB borrowings and overnight funds purchased, increased $573 thousand to $1.7 million for the nine months ended September 30, 2007 compared to the same time period during 2006. The $12.3 million increase in average other borrowings and the 58 basis point increase in the average interest rate on other borrowings produced this result. Interest expense on other borrowings increased 47.6% to $617 thousand for the three months ended September 30, 2007 compared to $418 thousand for the three months ended September 30, 2006.

During the first nine months of 2007, the Company recorded net loan charge-offs of $2 thousand and a provision for loan losses in the amount of $738 thousand. The provision for loan losses increased due to the strong loan growth, as well as an increase in non performing loans of $1.5 million during that time period. During the first nine months of 2006, the Company recorded loan recoveries to the allowance for loan losses in the amount of $189 thousand and loan charge-offs in the amount of $55 thousand and a provision for loan losses of $90 thousand.

The Company reported an increase in total noninterest income of $10 thousand, or 0.4%, for the first nine months of 2007 compared to the same period in 2006. Service charges on deposit accounts, the Company’s primary source of noninterest income, increased $107 thousand or 7.7% to $1.5 million for the first nine months of 2007 compared to the same period in 2006. Other service charges and fees decreased $97 thousand, or 8.2%, for the first nine months of 2007 compared to the first nine months of 2006. Noninterest income comprised 8.4% of total revenue in the first nine months of 2007 compared to 10.6% in the first nine months of 2006. Noninterest income decreased 3.5% to $824 thousand for the three months ended September 30, 2007 compared to $854 thousand for the three months ended September 30, 2006.

Noninterest expense represents the overhead expenses of the Company. Total noninterest expense increased $1.1 million, or 9.5%, for the first nine months of 2007 compared to the first nine months of 2006. This increase was primarily attributable to a 13.5% increase in salaries and employee benefits resulting from normal annual salary adjustments, the addition of several key positions, and increases in certain employee benefit costs, including stock-based compensation. Occupancy expense decreased to $1.2 million for the nine months ended September 30, 2007 compared to $1.3 million for the same time period in 2006. Data processing expense, another category of noninterest expense, posted an increase of 1.2% for the first nine months of 2007 compared to the first nine months of 2006, which reflected increases in the cost of data processing supplies and software maintenance. Other noninterest expenses posted an increase of 5.8% to $2.8 million for the first nine months of 2007 compared to the same time period during 2006. The ratio of annualized noninterest expense to average total assets was 3.19% for the first nine months of 2007 compared to 3.53% for the first nine months of 2006. Noninterest expense increased 6.7% to $4.1 million for the three months ended September 30, 2007 compared to $3.8 million for the three months ended September 30, 2006.

Income tax expense for the first nine months of 2007 and 2006 was $2.7 million and $2.3 million, respectively. The Company’s effective tax rate was 34.2% in 2007 and 2006, and differed from the statutory rate of 34.0% due primarily to nondeductible expenses. Income tax expense for the three months ended September 30, 2007 and 2006 was $970 thousand and $790 thousand, respectively. The Company’s effective tax rate for each of the three month periods ended September 30, 2007 and September 30, 2006 was 34.6% and 34.2%, respectively.

Capital Resources and Liquidity

Total shareholders’ equity increased $2.3 million, or 3.3%, to $72.5 million at September 30, 2007 compared to $70.2 million at December 31, 2006. As of September 30, 2007, the Company and the Bank were considered “well-capitalized”, the highest category of capitalization defined by the Federal Reserve Bank (the “FRB”). The Company continually monitors current and projected capital adequacy positions of both the Company and the Bank. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives, and returns to the shareholders in the form of dividends.

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

Contractual Obligations

The Company’s contractual obligations consist of FHLB borrowings, time deposits, and operating lease obligations. There have been no material changes to the contractual obligations disclosed in the 2006 Form 10-K.

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

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but may change current practice for some entities. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The Company does not expect the implementation of SFAS 157 to have a material impact on its consolidated financial statements.

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

The expected effect on net interest income for the twelve months following September 30, 2007 and December 31, 2006 due to a shock in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

	September 30, 2007 Change in Net Interest Income		December 31, 2006 Change in Net Interest Income
(in thousands)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$3,922	16.00%	$3,130	14.12%
+ 100 basis points	1,950	7.96%	1,561	7.04%
- 100 basis points	(1,957)	-7.99%	(1,567)	-7.06%
- 200 basis points	(3,860)	-15.75%	(3,141)	-14.17%

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

The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of September 30, 2007.

ITEM 4 – CONTROLS AND PROCEDURES

As of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003 by which management was authorized to repurchase an unlimited number of shares of the Company’s common stock in open market and privately negotiated transactions. During the first nine months of 2007, the Company repurchased 183,968 shares of its common stock in open market and privately negotiated transactions. Detail for the share repurchase transactions conducted during the third quarter of 2007 appears below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 July 1, 2007- July 31, 2007	—	—	—	—
Month #2 August 1, 2007- August 31, 2007	25,600	$12.52	25,600	—
Month #3 September 1, 2007- September 30, 2007	39,636	$14.42	39,636	—
Total	65,236	$13.67	65,236	—

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Articles of Incorporation of Hampton Roads Bankshares, Inc., attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 2, 2001, incorporated herein by reference.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, are filed herewith.

4.1	Specimen of Common Stock Certificate, attached as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference.

31.1	The Rule 13a-14(a)/15d-14(a) certification of Jack W. Gibson is filed herewith.

31.2	The Rule 13a-14(a)/15d-14(a) certification of Donald W. Fulton, Jr. is filed herewith.

32.1	The Section 1350 certifications of Jack W. Gibson and Donald W. Fulton, Jr. are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: November 7, 2007	/s/ Donald W. Fulton, Jr.
Donald W. Fulton, Jr.
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)