Form 10-K
period 2007-12-31
HAMPTON ROADS BANKSHARES INC
filed 2008-03-11
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Commission File Number 001-32968

HAMPTON ROADS BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-2053718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 Waterside Dr., Suite 200 Norfolk, Virginia	23510
(Address of principal executive offices)	(Zip Code)

(757) 217-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.625 per share	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Non-accelerated filer  ☐    Accelerated filer  ☒    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 8,963,270 voting shares held by non-affiliates based on the last sales price of $14.30 as of June 30, 2007 as recorded by Registrar and Transfer Company was $128,174,762.

The number of shares outstanding of the issuer’s common stock as of March 1, 2008 was 10,362,841 shares of Common Stock, par value $0.625 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2007 are incorporated by reference into Part II, which Annual Report is filed herewith as Exhibit 13.1.

Portions of the proxy statement for the annual shareholders’ meeting to be held May 22, 2008 are incorporated by reference into Part III.

Hampton Roads, Bankshares, Inc.

Form 10-K Annual Report

For the Year Ended December 31, 2007

PART 1

ITEM 1 - BUSINESS

Overview

Unless the context otherwise requires, the terms “we,” “us” or “our” refer to Hampton Roads Bankshares, Inc. and its consolidated subsidiaries on a combined basis.

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

Our principal executive office is located at 999 Waterside Drive, Suite 200, Norfolk, VA 23510 and our telephone number is (757) 217-1000. Our common stock trades on the Nasdaq Global Select Market under the symbol “HMPR”.

The Bank is a Virginia state-chartered commercial bank with 17 full service offices in the Hampton Roads region of southeastern Virginia, including eight offices in the city of Chesapeake, four offices in each of the cities of Norfolk and Virginia Beach, and one office in the city of Suffolk. The Bank was organized in March 1987 and commenced operations in December 1987.

In January 2004, we formed Hampton Roads Investments, Inc. (“HR Investments”), a wholly owned subsidiary, to provide securities, brokerage, and investment advisory services.

We do not participate in any industry segments outside of the financial services industry.

Recent Developments

On January 8, 2008, the Company entered into an Agreement with Shore Financial Corporation (“SFC”). The Agreement sets forth the terms and conditions of the Company’s acquisition of SFC through the merger of SFC with and into the Company (the “Merger”).

Under the terms of the Agreement, the Company will issue to the shareholders of SFC, for each share of SFC’s stock that they own, 1.8 shares of the Company’s common stock or $22.00 in cash, subject to the limitation that no less than 55% and no more than 75% of the total consideration will be in the form of stock. Shareholders of SFC may elect to receive the Company’s common stock, cash, or a combination of common stock and cash for their shares of SFC’s common stock, subject to pro ration in the event that the aggregate stock elections are less than the 55% minimum or exceed the 75% maximum.

In addition, at the effective time of the Merger, each outstanding option to purchase shares of SFC’s common stock under any stock plans shall vest pursuant to its terms and shall be converted into an option to acquire the number of shares of the Company’s common stock equal to the number of shares of SFC’s common stock underlying the option multiplied by 1.8. The exercise price of each option will be adjusted accordingly.

Consummation of the Merger is subject to a number of customary conditions including the approval of the Merger by the Company’s and SFC’s shareholders and the receipt of all required regulatory approvals. The Merger is expected to be completed in the second quarter of 2008.

Pursuant to the Merger Agreement, either party may terminate the Merger in the event the Merger is not consummated by September 30, 2008. In addition, SFC may terminate the Merger in the event the average price of Company common stock (as defined in the Merger Agreement) is less than $9.50 per share and the Company may terminate the Merger in the event such average price is greater than $14.94 per share. The termination of the Merger Agreement will, in certain circumstances, obligate SFC to pay the Company a termination fee of $1.0 million to $2.4 million or the Company to pay SFC a termination fee of $1.0 million, depending on the triggering event.

You are urged to read the registration statement on Form S-4 and the joint proxy statement/prospectus included in the registration statement on Form S-4, and any other relevant documents to be filed with the Securities and Exchange Commission (the “SEC”) in connection with the proposed transaction, because they will contain important information about the Company, SFC, and the proposed transaction.

Investors and shareholders may obtain free copies of the joint proxy statement/prospectus and other documents related to the merger, once they are filed with the SEC, through the SEC’s website at www.sec.gov. Free copies of the joint proxy statement/prospectus and other relevant documents also may be obtained by directing a request by telephone or mail to the following:

Hampton Roads Bankshares, Inc.

999 Waterside Drive, Suite 200

Norfolk, VA 23510

Attention: Jack W. Gibson

Telephone Number: (757) 217-1000

Business

Principal Products or Services

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

We are involved in the construction and real estate lending market and extend both personal and commercial credit. Our loans consist of varying terms and can be secured or unsecured. Loans to individuals are for personal, household, and family purposes. Loans to businesses are for such purposes as working capital, plant expansion, and equipment purchases. Real estate loans are made for both residential and commercial properties. Loan revenues, in the form of interest income including fees, represented 85.50%, 80.27% and 80.45% of our total consolidated operating revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

Lending Activities

General. We offer a full range of commercial, real estate and consumer lending products and services, described in further detail below. Our loan portfolio is broken up into the following categories: commercial, construction, real estate-commercial mortgage, real estate-residential mortgage and installment loans to individuals. Our primary lending objective is to meet business and consumer needs in our market area while maintaining our standards of profitability and credit quality all while enhancing client relationships. All lending decisions are based upon an evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan. With few exceptions, personal guarantees are required on all loans.

Commercial loans. We make commercial loans to qualified businesses in our market area. Commercial loans are loans to businesses which are typically not collateralized by real estate. Generally, the purpose of commercial loans is for the financing of accounts receivable, inventory, or the purchase of equipment and machinery. Commercial loans generally have a higher degree of risk than real estate loans, and therefore have commensurately higher yields. The value of collateral securing real estate loans is more readily ascertainable and generally does not depreciate over time as does the collateral securing commercial loans. Repayment of commercial loans may be more substantially dependent upon the success of the business itself and therefore must be monitored more frequently. In order to reduce our risk, the Bank requires regular updates of the financial condition of the business as well as the guarantors and regularly monitors accounts receivables and payables of such businesses when deemed necessary. Commercial loans accounted for 23.01% of our loan portfolio at December 31, 2007.

Construction loans. We make construction and development loans to individuals and businesses for the purpose of construction of single family residential properties, multi-family properties and commercial projects as well as the development of residential neighborhoods and commercial office parks. The Bank has been, and continues to be, a leader in Hampton Roads in the construction and development market. The Bank’s success is partially attributable to the years of experience held by senior management and the construction and development lending team at the Bank. In order to reduce risk on construction and development loans, the Bank funds these loans on an “as-completed” basis with experienced loan officers inspecting the properties before funding the requested amount. Larger, more complicated projects require independent inspections by an architectural or engineering firm approved by the Bank prior to funding. Additionally, risk is reduced in the construction and development portfolio by limiting lending for speculative building of both residential and commercial properties, based upon the borrower’s history with the Bank, financial strength, and the loan-to-value ratio of such speculative property. The Bank rarely exceeds 80% loan-to-value on any construction loan with the average project below 75% loan-to-value. An individual who borrows with the purpose of building a personal residence must provide evidence of a permanent mortgage as well as proof of the ability to build a home or a contract with a builder before the closing of the loan. Construction loans accounted for 34.68% of our loan portfolio at December 31, 2007.

Real estate-commercial mortgage. The Bank makes commercial mortgage loans for the purchase and re-financing of owner occupied commercial properties as well as non-owner occupied income producing properties. These loans are secured by various types of commercial real estate including office, retail, warehouse, industrial, storage facilities and other non-residential types of properties. Commercial mortgage loans typically have maturities of one to five years. Underwriting criteria for owner occupied commercial mortgages involves examination of debt service coverage ratios, the borrower’s creditworthiness and past credit history, and personal financial condition. Underwriting for non-owner occupied commercial mortgages also involves examination of the current leases and financial strength of the tenants. Real estate-commercial mortgage loans accounted for 31.77% of our loan portfolio at December 31, 2007.

Real estate-residential mortgage. We offer a wide range of residential mortgage loans at both the Bank and our affiliate, Tidewater Home Funding, LLC. The Company owns 19% of THF and accounts for its ownership using the equity method. Our residential mortgage portfolio held by the Bank includes first and second mortgage loans, home equity lines of credit and other term loans secured by first and second mortgages. Residential mortgage loans are generally the lowest risk loans in the Bank’s portfolio due to the ease in which the value of the collateral is ascertained and the marketability of such collateral. First mortgage loans are generally for the purchase of permanent residences, second homes or residential investment property. Second mortgages and home equity loans are generally for personal, family and household purposes such as home improvements, major purchases, education and other personal needs. Mortgages which are secured by a borrower’s primary residence are made on the basis of the borrower’s ability to repay the loan from his or her salary and other regular income as well as the general creditworthiness of the borrower. Mortgages secured by residential investment property are made based upon the same guidelines as well as the borrower’s ability to cover any cash flow shortages during the marketing of such property for rent. We do not engage in sub-prime or alt-A lending and do not hold any loan for sale. Real estate-residential mortgage loans accounted for 8.07% of our loan portfolio at December 31, 2007.

Installment loans to individuals. Installment loans to individuals are made on a regular basis for personal, family, and general household purposes. More specifically, we make automobile loans, home improvement loans, loans for vacations, and debt consolidation loans with the majority of the portfolio made up of automobile loans. Due to low interest rates offered by auto dealership financial programs, this segment of our loan portfolio has decreased in recent years. While automobile financing may entail greater individual risk than real estate financing on a per loan basis, the relatively small principal balances of each loan mitigates the risk associated with this category of the portfolio. Installment loans to individuals accounted for 2.51% of our loan portfolio at December 31, 2007.

Deposits

We offer a broad range of interest-bearing and non-interest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing savings accounts and certificates of deposit with a range of maturity date options. The primary sources of deposits are small and medium-sized businesses and individuals within our target market. Additionally, during 2007, we entered the national certificate of deposit market. All deposits are insured by the FDIC up to the maximum amount permitted by law.

Telephone and Internet Banking

We believe that there is a strong demand within our market for telephone banking and internet banking. These services allow both commercial and retail customers to access detailed account information and execute a wide variety of banking transactions, including balance transfers and bill payment. We believe that these services are particularly attractive to our customers, as it enables them at any time to conduct their banking business and monitor their accounts. Telephone and internet banking assist us in attracting and retaining customers and encourages our existing customers to consider us for all of their banking and financial needs.

Automatic Teller Machines

We have an ATM at each of our branch offices, other than at our temporary Edinburgh branch, and we make other financial institutions’ ATMs available to our customers.

Other Products and Services

We offer other banking-related specialized products and services to our customers, such as travelers’ checks, coin counters, wire services, and safe deposit box services. We issue letters of credit and standby letters of credit for some of our commercial customers, most of which are related to real estate construction loans. We have not engaged in any securitizations of loans.

We have a wholly owned subsidiary, HR Investments which provides securities, brokerage, and investment advisory services. Although it is a full service investment company capable of handling all aspects of wealth management including stocks, bonds, annuities, mutual funds and financial advice, it has been largely inactive during 2007.

Competition

The financial services industry remains highly competitive and constantly evolving. We experience strong competition in all aspects of our business. In our market area, which includes the cities of Virginia Beach, Norfolk, Chesapeake, Suffolk, and Portsmouth, we compete with large national and regional financial institutions, savings and loans, and other independent community banks, as well as credit unions, consumer finance companies, mortgage companies, loan production offices, and insurance companies. Many of these institutions have substantially greater assets and capital than we do. In many instances, these institutions have greater lending limits than we do. As of December 31, 2007, the Bank’s legal lending limit to one borrower was $11.4 million, unless we could sell participations in such a loan to other financial institutions. Competition for deposits and loans is affected by factors such as interest rates offered, the number and location of branches, types of products offered, and reputation of the institution. We believe that our pricing of products has remained competitive, but our historical success is primarily attributable to high quality service and community involvement.

Based upon total deposits at June 30, 2007 (the most recent date for which such data is available) as reported to the FDIC, we held 6.91% of total deposits in Chesapeake, 3.23% of total deposits in Norfolk, 2.37% of total deposits in Suffolk, and 1.68% of total deposits in Virginia Beach. Within our market there are four financial institutions that collectively held 66.31% of total deposits and fifteen others that held the remaining 33.69% of total deposits as reported to the FDIC at June 30, 2007.

Government Supervision and Regulation

General

As a financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. Other federal and state laws govern the activities of our bank subsidiary, including the activities in which it may engage, the investments that it makes, the aggregate amount of loans that it may grant to one borrower, and the dividends it may declare and pay to us. Our bank subsidiary is also subject to various consumer and compliance laws. As a state-chartered bank, the Bank is primarily subject to regulation, supervision and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission. Our bank subsidiary also is subject to regulation, supervision and examination by the Federal Deposit Insurance Corporation.

The following description summarizes the more significant federal and state laws applicable to us. To the extent that statutory or regulatory provisions are described, the description is qualified in its entirety by reference to that particular statutory or regulatory provision.

The Bank Holding Company Act

Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and required to file periodic reports regarding our operations and any additional information that the Federal Reserve may require. Our activities at the bank holding company level are limited to:

•	banking, managing or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

Some of the activities that the Federal Reserve Board has determined by regulation to be closely related to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services and acting in some circumstances as a fiduciary or investment or financial adviser.

With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring substantially all the assets of any bank; and

•

acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or merging or consolidating with another bank holding company.

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and if the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (“GLBA”), which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities, such as insurance underwriting and securities underwriting and distribution. In addition, financial holding companies may also acquire or engage in certain activities in which bank holding companies are not permitted to engage in, such as travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. We became a financial holding company in 2001.

Payment of Dividends

We are a legal entity separate and distinct from the Bank and HR Investments. Virtually all of our cash revenues will result from dividends paid to us by our bank subsidiary and interest earned on short term investments. Our bank subsidiary is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings. Additionally, our bank subsidiary may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the bank in any calendar year exceeds the total of the bank’s retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Federal Reserve. Our bank subsidiary may not declare or pay any dividend if, after making the dividend, the bank would be “undercapitalized,” as defined in the banking regulations.

The Federal Reserve and the state have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the state and the Federal Reserve have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

In addition, we are subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect our dividend policies. Regulators have indicated that financial holding companies should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

Insurance of Accounts, Assessments and Regulation by the FDIC

The deposits of our bank subsidiary are insured by the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations. In addition to being influenced by the risk profile of the particular depository institution, FDIC premiums are also influenced by the size of the FDIC insurance fund in relation to total deposits in FDIC insured banks. The FDIC has authority to impose special assessments.

In February 2006, The Federal Deposit Insurance Reform Act of 2005 and The Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, “The Reform Act”) was signed into law. This legislation contained technical and conforming changes to implement deposit insurance reform, as well as a number of study and survey requirements.

The Reform Act provides for the following changes:

•	Merging the BIF and the Savings Association Insurance Fund (“SAIF”) into a new fund, the Deposit Insurance Fund (“DIF”).

•	Increasing the coverage limit for retirement accounts to $250,000 and indexing the coverage limit for retirement accounts to inflation as with the general deposit insurance coverage limit.

•	Establishing a range of 1.15% to 1.50% within which the FDIC Board of Directors may set the Designated Reserve Ratio (“DRR”).

•	Allowing the FDIC to manage the pace at which the reserve ratio varies within this range.

•	If the reserve ratio falls below 1.15%—or is expected to within 6 months—the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15% generally within 5 years.

•

If the reserve ratio exceeds 1.35%, the FDIC must generally dividend to DIF members half of the amount above the amount necessary to maintain the DIF at 1.35%, unless the FDIC Board, considering statutory factors, suspends the dividends.

•	If the reserve ratio exceeds 1.5%, the FDIC must generally dividend to DIF members all amounts above the amount necessary to maintain the DIF at 1.5%.

•

Eliminating the restrictions on premium rates based on the DRR and granting the FDIC Board the discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the reserve ratio.

•	Granting a one-time initial assessment credit (of approximately $4.7 billion) to recognize institutions’ past contributions to the fund.

•

Requiring the FDIC to conduct studies of three issues: (1) further potential changes to the deposit insurance system, (2) the appropriate deposit base in designating the reserve ratio, and (3) the Corporation’s contingent loss reserving methodology and accounting for losses.

•

Requiring the Comptroller General to conduct studies of (1) federal bank regulators’ administration of the prompt corrective action program and recent changes to the FDIC deposit insurance system, and (2) the organizational structure of the FDIC.

The FDIC is authorized to prohibit any insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the DIF. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. We are unaware of any existing circumstances that could result in termination of any of our bank subsidiary’s deposit insurance.

Capital Requirements

Each of the FDIC and the Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, we and our bank subsidiary are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings, qualifying perpetual preferred stock and minority interests in common equity accounts of consolidated subsidiaries, less certain intangibles. The remainder may consist of “Tier 2 Capital”, which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock and a limited amount of the loan loss allowance and pretax net unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In summary, the capital measures used by the federal banking regulators are:

•

Total Risk-Based Capital ratio, which is the total of Tier 1 Risk-Based Capital (which includes common shareholders’ equity, trust preferred securities, minority interests and qualifying preferred stock, less goodwill and other adjustments) and Tier 2 Capital (which includes preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets and other adjustments) as a percentage of total risk-weighted assets

•	Tier 1 Risk-Based Capital ratio (Tier 1 capital divided by total risk-weighted assets), and

•	the Leverage ratio (Tier 1 capital divided by adjusted average total assets)

•	Under these regulations, a bank will be:

•

“well capitalized” if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater, a Leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure

•

“adequately capitalized” if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 4% or greater, and a Leverage ratio of 4% or greater (or 3% in certain circumstances) and is not well capitalized

•

“undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8%, a Tier 1 Risk-Based Capital ratio of less than 4% (or 3% in certain circumstances), or a Leverage ratio of less than 4% (or 3% in certain circumstances)

•	“significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3%, or a Leverage ratio of less than 3%, or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of tangible assets.

The risk-based capital standards of each of the FDIC and the Federal Reserve Board explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan acceptable to the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any financial holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. We are considered “well-capitalized” at December 31, 2007 and, in addition, our bank subsidiary maintains sufficient capital to remain in compliance with capital requirements and is considered “well-capitalized” at December 31, 2007.

Other Safety and Soundness Regulations

There are significant obligations and restrictions imposed on financial holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event that the depository institution is insolvent or is in danger of becoming insolvent. These obligations and restrictions are not for the benefit of investors. Regulators may pursue an administrative action against any financial holding company or bank which violates the law, engages in an unsafe or unsound banking practice, or which is about to engage in an unsafe or unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil monetary penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain actions be undertaken. Under the policies of the Federal Reserve Board, we are required to serve as a source of financial strength to our subsidiary depository institution and to commit resources to support the bank in circumstances where we might not do so otherwise.

The Bank Secrecy Act

Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution. As part of its BSA program, the USA PATRIOT Act of 2001 also requires a financial institution to follow recently implemented customer identification procedures when opening accounts for new customers and to review U.S. government-maintained lists of individuals and entities that are prohibited from opening accounts at financial institutions.

Monetary Policy

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against deposits held by federally insured banks. The Federal Reserve Board’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of our bank subsidiary, its subsidiary, or any of our other subsidiaries.

Transactions with Affiliates

Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same as, or at least as favorable to those that, the bank has provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. Section 23B applies to “covered transactions” as well as sales of assets and payments of money to an affiliate. These transactions must also be conducted on terms substantially the same as, or at least favorable to those that, the bank has provided to non-affiliates.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and to entities controlled by any of the foregoing, may not exceed, together with all other outstanding loans to such person and entities controlled by such person, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100,000,000, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

Community Reinvestment Act

Under the Community Reinvestment Act and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The Community Reinvestment Act requires the adoption by each institution of a Community Reinvestment Act statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the Community Reinvestment Act and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s Community Reinvestment Act rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a financial holding company or its depository institution subsidiaries.

The Gramm-Leach-Bliley Act and federal bank regulators have made various changes to the Community Reinvestment Act. Among other changes, Community Reinvestment Act agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulator. A financial holding company or any of its subsidiaries will not be permitted to engage in new activities authorized under the GLBA if any bank subsidiary received less than a “satisfactory” rating in its latest Community Reinvestment Act examination.

Consumer Laws Regarding Fair Lending

In addition to the Community Reinvestment Act described above, other federal and state laws regulate various lending and consumer aspects of our business. Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice, have become concerned that prospective borrowers may experience discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums of money, short of a full trial.

These governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act, including evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants, but the practice had a discriminatory effect, unless the practice could be justified as a business necessity.

Banks and other depository institutions also are subject to numerous consumer-oriented laws and regulations. These laws, which include the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, and the Fair Housing Act, require compliance by depository institutions with various disclosure requirements and requirements regulating the availability of funds after deposit or the making of some loans to customers.

Gramm-Leach-Bliley Act of 1999

The Gramm-Leach-Bliley Act of 1999 covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms and insurance companies. The following description summarizes some of its significant provisions.

The GLBA repeals sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed and have at least a satisfactory Community Reinvestment Act rating. We became a financial holding company in 2001.

The GLBA provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in areas identified under the law. Under the law, the federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising and disclosures.

The GLBA adopts a system of functional regulation under which the Federal Reserve Board is designated as the umbrella regulator for financial holding companies, but financial holding company affiliates are principally regulated by functional regulators such as the FDIC for bank affiliates, the Securities and Exchange Commission for securities affiliates, and state insurance regulators for insurance affiliates. It repeals the broad exemption of banks from the definitions of “broker” and “dealer” for purposes of the Securities Exchange Act of 1934, as amended. It also identifies a set of specific activities, including traditional bank trust and fiduciary activities, in which a bank may engage without being deemed a “broker,” and a set of activities in which a bank may engage without being deemed a “dealer.” Additionally, GLBA makes conforming changes in the definitions of “broker” and “dealer” for purposes of the Investment Company Act of 1940, as amended, and the Investment Advisers Act of 1940, as amended.

The GLBA contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, both at the inception of the customer relationship and on an annual basis, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. The law provides that, except for specific limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosure. An institution may not disclose to a non-affiliated third party, other than to a consumer credit reporting agency, customer account numbers or other similar account identifiers for marketing purposes. The GLBA also provides that the states may adopt customer privacy protections that are stricter than those contained in the act.

Future Regulatory Uncertainty

Because federal and state regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal and state regulation of financial institutions may change in the future and, as a result, impact our operations. Although Congress and the state legislature in recent years have sought to reduce the regulatory burden on financial institutions with respect to the approval of specific transactions, we fully expect that the financial institution industry will remain heavily regulated in the near future and that additional laws or regulations may be adopted further regulating specific banking practices.

Employees

As of December 31, 2007, we employed 182 people, of whom 162 were full time employees, including the Bank’s President and eleven Executive and Senior Vice Presidents.

Available Information

We maintain an internet website at www.bankofhamptonroads.com. This website contains a link to our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. The information is free of charge and may be reviewed, downloaded and printed from the website at any time. You may also read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at (202) 942-8090. Copies of these materials may be obtained at prescribed rates from the SEC at such address. These materials can also be inspected on the SEC’s web site at www.sec.gov.

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

The loss of any of these personnel could disrupt our operations, and our business could suffer. Our success depends substantially on the banking relationships maintained with our customers and the skills and abilities of our executive officers and senior lending officers. We have entered into employment agreements with key personnel including the following executive officers:

Jack W. Gibson	President and Chief Executive Officer
Julie R. Anderson	Executive Vice President and Chief Credit Officer
Douglas J. Glenn	Executive Vice President and General Counsel
Gregory P. Marshall	Executive Vice President and Commercial Loan Officer
Donald W. Fulton, Jr.	Senior Vice President and Chief Financial Officer
Tiffany K. Glenn	Senior Vice President, Marketing Officer and Secretary
Renee’ R. McKinney	Senior Vice President and Branch Administrator

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

We face vigorous competition from other banks and other financial institutions, including savings and loan associations, finance companies, and credit unions for deposits, loans, and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch networks, and offer a wider array of banking services. In addition, we also compete with other providers of financial services, such as money market mutual funds, consumer finance companies, mortgage companies, insurance companies, and governmental organizations that may offer more favorable financing than we can. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. The competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

Because of our business of lending for construction and land development, a downturn in real estate markets could increase our credit losses and negatively affect our financial results.

Our loan portfolio includes a substantial amount of loans for construction and land development. At December 31, 2007, we had loans of $165.5 million, or 34.68% of total loans, outstanding to finance construction and land development. If the market for new housing should experience a significant slowdown, it could impact the value of loan collateral, the ability of borrowers to meet required principal and/or interest payments, and, potentially, the volume of loan losses. We are subject to the risk of loan defaults and foreclosures as the result of being in the lending business. In spite of our efforts to limit exposure to credit risk, we cannot eliminate it entirely. As a result, loan losses, whether from construction and land development loans or other loans in our portfolio, may occur in the future and could affect operating results adversely.

We serve a limited market area, and an economic downturn in our market area could adversely affect our business.

Our current market area consists primarily of the South Hampton Roads portion of Virginia, which includes the cities of Norfolk, Chesapeake, Virginia Beach, and Suffolk. In the event of an economic downturn in this market, the lack of geographic diversification could adversely affect banking business and, consequently, our results of operations and financial condition. Although the local economy is diverse, the military has a significant presence. In 2005, the federal government considered the possibility of military base closures. Although the government ultimately decided not to close any significant military bases in our market at this time, there is no guarantee that it will not do so in the future. A significant reduction in the military presence in our market, however, whether due to base closures or large troop deployments out of the area, could have a materially adverse impact on the local economy and potentially on our customers and our business.

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

Our results of operations depend to a large extent on our net interest income, which is the difference between the interest income received on earning assets, such as loans, investment securities, and short-term investments, and interest expense incurred on deposit accounts and borrowings. The amount of net interest income we earn is influenced by market rates of interest, which in turn are influenced by monetary policy and other external factors, including competition. Net interest income also is influenced by our asset and liability management policies, the volume of our interest bearing assets and liabilities, and changes in the mix of those assets and liabilities, as well as growth in the respective categories. The relationship of interest rate changes to our financial condition and our results of operations is complex, however, as an asset sensitive financial institution, our net interest income is likely to decline in a declining interest rate environment and to increase in an increasing interest rate environment. We use various techniques to analyze the effects of changes in interest rates and utilize various strategies intended to mitigate any adverse effects. Due to the fact that most of our assets and liabilities are interest bearing instruments, our financial condition and results of operations are subject to interest rate risk. Although we attempt to manage interest rate risk, we cannot eliminate it.

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

If we need capital in the future to continue our growth, we may not be able to obtain it on terms that are favorable. This could negatively affect our performance and the value of our common stock.

Our business strategy calls for continued growth. We anticipate that we will be able to support this growth through the Merger, as well as through the generation of additional deposits at new branch locations and through investment opportunities. However, we may need to raise capital in the future to support our continued growth and to maintain our capital levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise capital as needed. Further, if we raise capital through the sale of additional securities, it is possible that such issuance may be dilutive to the interests of existing shareholders.

Banking regulators have broad enforcement power, but regulations are meant to protect depositors, and not investors.

We are subject to supervision by several governmental regulatory agencies. These regulations, and the interpretation and application of them by regulators, are beyond our control, may change rapidly and unpredictably and can be expected to influence our earnings and growth. In addition, these regulations may limit our growth and the return to our investors by restricting activities such as the payment of dividends, mergers with, or acquisitions by, other institutions, investments, loans and interest rates, interest rates paid on deposits and the creation of branch offices. Although these regulations impose costs on us, they are intended to protect depositors, and you should not assume that they protect your interests as a shareholder. The regulations to which we are subject may not always be in the best interests of investors.

Trading in our common stock has been sporadic and volume has been light. As a result, shareholders may not be able to quickly and easily sell their common stock.

Although our common stock trades on the Nasdaq Global Select Market and a number of brokers offer to make a market in the common stock on a regular basis, trading volume to date has been limited and there can be no assurance that an active and liquid market for the common stock will develop.

Virginia law and the provisions of our articles of incorporation and bylaws could deter or prevent takeover attempts by a potential purchaser of our common stock that would be willing to pay you a premium for your shares of our common stock.

Our articles of incorporation and bylaws contain provisions that may be deemed to have the effect of discouraging or delaying uninvited attempts by third parties to gain control of it. These provisions include the division of our board of directors into classes and the ability of our board to set the price, term and rights of, and to issue, one or more series of our preferred stock. Similarly, the Virginia Stock Corporation Act contains provisions designed to protect Virginia corporations and employees from the adverse effects of hostile corporate takeovers. These provisions reduce the possibility that a third party could effect a change in control without the support of our incumbent directors. These provisions may also strengthen the position of current management by restricting the ability of shareholders to change the composition of the board, to affect its policies generally and to benefit from actions which are opposed by the current board.

Our directors and officers have significant voting power.

As of March 1, 2008, our officers and directors beneficially owned 18.58% of our common stock. By voting against a proposal submitted to shareholders, the directors and officers may be able to make approval more difficult for proposals requiring the vote of shareholders such as mergers, share exchanges, asset sales and amendments to our articles of incorporation.

Risks Related to the Merger

If the Merger is not completed, we will have incurred substantial expenses without realizing the expected benefits.

We have incurred substantial expenses in connection with the Merger. The completion of the Merger depends on the satisfaction of specified conditions and the receipt of regulatory approvals. We cannot guarantee that these conditions will be met. If the Merger is not completed, these expenses could have a material adverse impact on our financial condition because we would not have realized the expected benefits of the Merger.

The Merger may distract our management from its other responsibilities.

The acquisition of SFC could cause our management to focus its time and energies on matters related to the acquisition that otherwise would be directed to our business and operations. Any such distraction on the part of management, if significant, could affect its ability to service existing business and develop new business and adversely effect our business and earnings.

The Merger must be approved by multiple governmental agencies.

Completion of the Merger is conditioned upon the receipt of all governmental authorizations, consents, orders and approvals, including the required approvals from banking regulators. These governmental entities may impose conditions on the completion of the Merger or require changes to the terms of the Merger. Although we do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs on or limiting our revenues following the Merger.

We may fail to realize all of the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on our ability to produce the anticipated positive effects on earnings and growth from combining the businesses of the Company and SFC. If we are not able to achieve our objectives during the combination, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.

ITEM 1B. – UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of December 31, 2007.

ITEM 2 – PROPERTIES

We lease our executive offices, which are located at 999 Waterside Dr., Suite 200, Norfolk, VA 23510. The initial lease term of eleven years and two months began on June 1, 2005. There is one seven year renewal term. We own ten branch offices as listed below:

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

We did not submit any matters to a vote of shareholders during the fourth quarter of 2007.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price of Common Stock and Dividends

Our common stock began trading on the Nasdaq Global Select Market under the symbol “HMPR” on September 12, 2007. Prior to listing on the Nasdaq Global Select Market, our common stock traded on the Nasdaq Capital Market starting August 3, 2006 and, before that, on the Over-the-Counter Bulletin Board, a NASDAQ sponsored and operated inter-dealer quotation system for equity securities. The following table sets forth for the periods indicated the high and low prices per share of our common stock as reported on the Nasdaq Global Select Market, the Nasdaq Global Market, and the Over-the-Counter Bulletin Board, as appropriate, along with the quarterly cash dividends per share declared. Per share prices do not include adjustments for markups, markdowns or commissions.

			Cash Dividend Declared
	Sales Price
	High	Low
2006
First Quarter	$12.00	$10.50	$0.20
Second Quarter	11.75	10.90	—
Third Quarter	13.23	10.32	0.20
Fourth Quarter	12.50	11.35	0.10

2007
First Quarter	$13.25	$11.55	$0.10
Second Quarter	15.25	12.10	0.11
Third Quarter	14.80	11.90	0.11
Fourth Quarter	13.24	11.01	0.11

We have historically paid cash dividends on a semi-annual basis, however, in the forth quarter of 2006, we transitioned to a quarterly dividend schedule and paid a cash dividend in each of the quarters during 2007. Our future dividend policy is subject to the discretion of our board of directors and will depend upon a number of factors, including future consolidated earnings, financial condition, liquidity and capital requirements of both us and Bank of Hampton Roads, applicable governmental regulations and policies, and other factors deemed relevant by our board of directors.

The primary source of funds for dividends paid by us to our shareholders is the dividends received from our subsidiaries. Our bank subsidiary is subject to laws and regulations that limit the amount of dividends that it can pay. Under Virginia law, a bank may not declare a dividend in excess of its undivided profits. In addition, our bank subsidiary may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the Bank in any calendar year exceeds the total of the bank’s retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Federal Reserve. At December 31, 2007, the amount available for dividends under the above regulations was approximately $7.4 million. Our bank subsidiary may not declare or pay any dividend if, after making the dividend, the bank would be “undercapitalized,” as defined in the banking regulations.

Additionally, the Federal Reserve and the state have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the state and the Federal Reserve have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

We are also subject to certain federal regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect our dividend policies. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality and overall financial condition.

Performance Graph

The graph below presents five-year cumulative total return comparisons through December 31, 2007, in stock price appreciation and dividends for our common stock, the Standard & Poor’s 500 Total Return Index (“S & P 500”) and the Keefe, Bruyette & Woods 50 Total Return Index (“KBW 50”). Returns assume an initial investment of $100 at the market close on December 31, 2002 and reinvestment of dividends. The KBW 50 is a published industry index providing a market capitalization weighted measure of the total return of 50 money center and major regional U.S. banking companies. Values as of each year-end of the $100 initial investment are shown in the table and graph below.

Index	2002	2003	2004	2005	2006	2007
Hampton Roads Bankshares, Inc.	$100	$163	$150	$142	$168	$181
KBW 50	100	134	147	149	178	140
S&P 500	100	129	143	150	173	183

Number of Shareholders of Record

As of March 1, 2008, we had 10,362,841 shares of common stock outstanding, which were held by 3,831 shareholders of record. In addition, we had approximately 804 beneficial owners who own their shares through brokers.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We announced an open ended program on August 13, 2003 by which we were authorized to repurchase an unlimited number of our own shares of common stock in open market and privately negotiated transactions. During 2007, we repurchased a total of 232,490 shares of our common stock. We did not repurchase any shares of common stock other than through this publicly announced plan. Details for the transactions conducted during the last quarter of 2007 appear below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2007- October 31, 2007	—	$—	—	—
November 1, 2007- November 30, 2007	1,931	12.47	1,931	—
December 1, 2006- December 31, 2006	46,591	12.34	46,591	—
Total	48,522	$12.34	48,522	—

ITEM 6 - SELECTED FINANCIAL DATA

The Selected Financial Data on page 4 of the Annual Report for the year ended December 31, 2007 is incorporated herein by reference.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 5 through 19 of the Annual Report for the year ended December 31, 2007 is incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information on the Quantitative and Qualitative Disclosures About Market Risk included in the Interest Rate Sensitivity section on pages 15 and 16 of the Annual Report for the year ended December 31, 2007 is incorporated herein by reference.

We had no derivative financial instruments, foreign currency exposure, or trading portfolio as of December 31, 2007.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm set forth on pages 20 through 43 of the Annual Report for the year ended December 31, 2007 are incorporated herein by reference or as noted and included as part of this Form 10-K:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As discussed in our current report on Form 8-K filed with the SEC on March 30, 2007, we engaged Yount, Hyde & Barbour, P.C. as our independent auditors for the fiscal year ending December 31, 2007, and chose not to renew the engagement of KPMG LLP (“KPMG”), which served as the Company’s independent auditors for the fiscal years ended December 31, 2006 and 2005.

We have agreed to indemnify and hold KPMG harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the incorporation by reference of its audit report on our past financial statements incorporated by reference in this Annual Report on Form 10-K.

ITEM 9A – CONTROLS AND PROCEDURES

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings pursuant to the Securities Exchange Act of 1934. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth on pages 20 and 21, respectively, of the Annual Report for the year ended December 31, 2007 and are incorporated herein by reference.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors, executive offices and corporate governance in the proxy statement for the annual shareholders meeting to be held May 22, 2008 is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information concerning executive compensation in the proxy statement for the annual shareholders meeting to be held May 22, 2008 is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management and related stockholder matters in the proxy statement for the annual shareholders meeting to be held May 22, 2008 is incorporated herein by reference.

A summary of the information related to our existing equity compensation plans as of December 31, 2007, is given below:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	858,156	$9.48	2,288,741
Equity Compensation Plans not Approved by Security Holders	—	—	—
Total	858,156	$9.48	2,288,741

The Compensation Committee of the board of directors adopted the 2006 Stock Incentive Plan on March 14, 2006. This plan was approved by the shareholders on April 25, 2006. The 2006 Stock Incentive Plan superseded a stock incentive plan adopted in 1993, although the 1993 plan remains in effect.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions, and director independence in the proxy statement for the annual shareholders meeting to be held May 22, 2008 is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services in the proxy statement for the annual shareholders meeting to be held May 22, 2008 is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Financial Statements and Financial Statement Schedules. The response to this portion of Item 15 are set forth on pages 20 through 43 of the Annual Report for the year ended December 31, 2007 and are incorporated herein by reference.

(a) (3) Exhibits. See Exhibit Index, which is incorporated in this item by reference.

(b) Exhibits. See Item 15 (a)(3) above.

(c) Financial Statement Schedules. See Item 15 (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampton Roads Bankshares, Inc.

/s/ Jack W. Gibson
Jack W. Gibson, President &
Chief Executive Officer
(3/11/08)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Bobby L. Ralph	/s/ Herman A. Hall, III
Bobby L. Ralph, Director	Herman A. Hall, III, Director
(3/11/08)	(3/11/08)

/s/ Douglas J. Glenn	/s/ Emil A. Viola
Douglas J. Glenn, Executive Vice	Emil A. Viola, Director and Chairman
President and General Counsel, Director	(3/11/08)
(3/11/08)

/s/ Robert R. Kinser	/s/ Roland Carroll Smith, Sr.
Robert R. Kinser, Director	Roland Carroll Smith, Sr., Director
(3/11/08)	(3/11/08)

/s/ W. Lewis Witt	/s/ Patricia M. Windsor
W. Lewis Witt, Director	Patricia M. Windsor, Director
(3/11/08)	(3/11/08)

/s/ Jordan E. Slone	/s/ Jack W. Gibson
Jordan E. Slone, Director	Jack W. Gibson, President and
(3/11/08)	Chief Executive Officer, Director
(3/11/08)

/s/ Lorelle L. Fritsch	/s/ Donald W. Fulton, Jr.
Lorelle L. Fritsch, Vice President,	Donald W. Fulton, Jr., Senior Vice
Chief Accounting Officer and Controller	President and Chief Financial Officer
(3/11/08)	(3/11/08)

Exhibit Index

Hampton Roads Bankshares, Inc.

2.1	Agreement and Plan of Merger by and between Hampton Roads Bankshares, Inc. and Shore Financial Corporation dated as of January 8, 2008, attached as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 9, 2008, incorporated herein by reference.

3.1	Articles of Incorporation of Hampton Roads Bankshares, Inc., attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 2, 2001, incorporated herein by reference.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, attached as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, incorporated herein by reference.

4.1	Specimen of Common Stock Certificate, attached as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference.

10.1	Employment Agreement, dated as of March 28, 1988, between the Registrant and Jack Gibson, attached as Exhibit 7 of the Form F-1, incorporated herein by reference.

10.2	Supplemental Retirement Agreement, dated as of March 31, 1994, attached as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference.

10.3	Non-Qualified Limited Stock Option Plan for Directors and Employees, dated March 31, 1994, attached as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

10.4	Employment Agreement, dated as of December 18, 1996, between the Registrant and Renee` McKinney, attached as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996, incorporated herein by reference.

10.5	First Amendment to Employment Agreement, dated as of February 1, 1997, between the Registrant and Jack Gibson, attached as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB, incorporated herein by reference.

10.6	First Amendment to Employment Agreement, dated as of February 1, 1997, between the Registrant and Renee McKinney, attached as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB, incorporated herein by reference.

10.7	Employment Agreement, First Amendment to Employment Agreement and Second Amendment to Employment Agreement, each dated as of March 9, 1999, between the Registrant and Tiffany Glenn, attached as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999, incorporated herein by reference.

10.8	Dividend Reinvestment and Stock Purchase Plan, dated as of March 14, 2002, attached as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 dated March 14, 2002, incorporated herein by reference.

10.9	Employment Agreement, dated as of October 11, 2001, between the Registrant and Gregory Marshall, attached as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, incorporated herein by reference.

10.10	Employment Agreement, dated as of December 31, 2002, between the Registrant and Julie Anderson, attached as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.11	First Amendment to Employment Agreement, dated as of December 31, 2002, between the Registrant and Julie Anderson, attached as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.12	Second Amendment to Employment Agreement, dated as of December 31, 2002, between the Registrant and Julie Anderson, attached as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.13	Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.14	First Amendment to the Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.15	Second Amendment to the Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.16	Third Amendment to the Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.17	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Jack Gibson, attached as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.18	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Renee’ McKinney, attached as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.19	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Tiffany Glenn, attached as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.20	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Gregory Marshall, attached as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.21	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Julie Anderson, attached as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.22	Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of March 14, 2006, attached as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 dated May 31, 2006, incorporated herein by reference.

10.23	First Amendment to the Employment Agreement between the Registrant and Gregory Marshall, dated October 11,2001, attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.24	Second Amendment to the Employment Agreement between the Registrant and Gregory Marshall, dated October 11, 2001, attached as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.25	Hampton Roads Bankshares and Bank of Hampton Roads Executive Savings Plan, dated as of December 1, 2003, attached as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.26	Amendment No. One to the Supplemental Retirement Agreement, dated as of December 9, 2003, between the Registrant and Jack Gibson, attached as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.27	Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of January 1, 2005, attached as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.28	Director Retirement Plan, dated as of November 28, 2006 is filed herewith.

10.29	Employment Agreement, dated as of November 1, 2007, between the Registrant and Douglas J. Glenn is filed herewith.

13.1	The Annual Report for the year ended December 31, 2007, except to the extent incorporated by reference, is being furnished for informational purposes only and is not deemed to be filed as part of the Report on Form 10-K.

14.1	The Company has a Code of Ethics for its senior financial officers and the Chief Executive Officer. Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the Securities and Exchange Commission. A copy of the Company’s Code of Ethics can be obtained through written communications addressed to Donald W. Fulton, Jr., Chief Financial Officer, Bank of Hampton Roads, 999 Waterside Dr., Suite 200, Norfolk, VA 23510.

21.1	A list of the subsidiaries of Hampton Roads Bankshares, Inc. is filed herewith.

23.1	Consent of Yount, Hyde & Barbour, P.C. is filed herewith.

23.2	Consent of KPMG LLP is filed herewith.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer is filed herewith.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer is filed herewith.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, is filed herewith.

99.1	Report of KPMG LLP is filed herewith.