Form 10-Q
period 2008-03-31
HAMPTON ROADS BANKSHARES INC
filed 2008-05-09
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 29, 2008.

Common Stock, $0.625 Par Value	10,362,893 Shares

HAMPTON ROADS BANKSHARES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets

	(Unaudited) March 31, 2008	December 31, 2007
Assets:
Cash and due from banks	$13,716,040	$19,757,428
Overnight funds sold	30,114,392	5,623,271
Interest-bearing deposits in other banks	8,192,650	182,906
Investment securities available-for-sale, at fair value	27,670,660	42,377,325
Federal Home Loan Bank stock	3,173,200	3,330,000
Federal Reserve Bank stock	1,375,150	1,374,000
Loans	484,680,722	477,149,232
Allowance for loan losses	(5,320,086)	(5,042,583)

Net loans	479,360,636	472,106,649
Premises and equipment, net	12,277,478	11,967,151
Interest receivable	2,156,230	2,431,347
Deferred tax asset, net	2,502,964	2,658,404
Other assets	2,728,493	2,019,647

Total assets	$583,267,893	$563,828,128

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest bearing demand	$94,932,340	$100,553,404
Interest bearing:
Demand	40,821,546	40,298,614
Savings	86,045,463	82,092,848
Time deposits:
Less than $100,000	128,256,445	114,832,724
$100,000 or more	103,095,659	93,679,157

Total deposits	453,151,453	431,456,747
Federal Home Loan Bank borrowings	48,000,000	53,000,000
Interest payable	1,894,670	1,636,231
Other liabilities	5,590,719	4,075,136

Total liabilities	508,636,842	490,168,114

Shareholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.625 par value. Authorized 40,000,000 shares; issued and outstanding 10,362,437 shares in 2008 and 10,314,899 shares in 2007	6,476,523	6,446,812
Capital surplus	42,990,946	42,677,083
Retained earnings	24,812,061	24,486,335
Accumulated other comprehensive loss, net of tax	351,521	49,784

Total shareholders’ equity	74,631,051	73,660,014

Total liabilities and shareholders’ equity	$583,267,893	$563,828,128

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Interest Income:
Loans, including fees	$8,784,561	$8,072,503
Investment securities	489,396	614,663
Overnight funds sold	6,141	22,728
Interest-bearing deposits in other banks	123,808	33,657

Total interest income	9,403,906	8,743,551

Interest Expense:
Deposits:
Demand	139,122	169,053
Savings	613,008	676,385
Time deposits:
Less than $100,000	1,401,497	885,154
$100,000 or more	1,278,911	912,640

Interest on deposits	3,432,538	2,643,232
Federal Home Loan Bank borrowings	585,029	435,502
Overnight funds purchased	—	11,216

Total interest expense	4,017,567	3,089,950

Net interest income	5,386,339	5,653,601
Provision for loan losses	270,000	222,000

Net interest income after provision for loan losses	5,116,339	5,431,601

Noninterest Income:
Service charges on deposit accounts	450,044	487,628
Gain on sale of debt securities	349,055	—
Other service charges and fees	421,626	436,348

Total noninterest income	1,220,725	923,976

Noninterest Expense:
Salaries and employee benefits	2,567,712	2,554,487
Occupancy	441,587	413,979
Data processing	168,725	158,790
Other	938,251	906,622

Total noninterest expense	4,116,275	4,033,878

Income before provision for income taxes	2,220,789	2,321,699
Provision for income taxes	759,510	789,377

Net income	$1,461,279	$1,532,322

Earnings Per Share:
Basic earnings per share	$0.14	$0.15

Diluted earnings per share	$0.14	$0.15

Basic weighted average shares outstanding	10,300,317	10,224,600
Effect of dilutive stock options and non-vested stock	62,169	166,005

Diluted weighted average shares outstanding	10,362,486	10,390,605

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

Three months ended March 31, 2008 and year ended December 31, 2007

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Total
	Shares	Amount
Balance at December 31, 2006	10,251,336	$6,407,085	$42,105,666	$22,091,191	$(441,399)	$70,162,543
Comprehensive income:
Net income	—	—	—	6,810,613	—	6,810,613
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $253,033	—	—	—	—	491,183	491,183

Total comprehensive income						7,301,796
Shares issued related to:
401(k) plan	11,020	6,888	130,311	—	—	137,199
Executive savings plan	11,686	7,304	138,187	—	—	145,491
Regional board fees	1,893	1,183	22,807	—	—	23,990
Exercise of stock options	93,599	58,499	648,108	—	—	706,607
Dividend reinvestment	165,991	103,744	2,145,935	—	—	2,249,679
Stock-based compensation expense	11,864	7,415	329,835	—	—	337,250
Common stock repurchased	(232,490)	(145,306)	(2,961,937)	—	—	(3,107,243)
Tax benefit of stock option exercises	—	—	118,171	—	—	118,171
Cash dividends ($0.43 per share)	—	—	—	(4,415,469)	—	(4,415,469)

Balance at December 31, 2007	10,314,899	$6,446,812	$42,677,083	$24,486,335	$49,784	$73,660,014

(Unaudited)
Comprehensive income:
Net income	—	—	—	1,461,279	—	1,461,279
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $274,119	—	—	—	—	532,113	532,113
Reclassification adjustment for securities gains included in net income, net of taxes of ($118,679)	—	—	—	—	(230,376)	(230,376)

Total comprehensive income						1,763,016
Shares issued related to:
Executive savings plan	11,582	7,239	114,432	—	—	121,671
Regional board fees	540	337	5,006	—	—	5,343
Exercise of stock options	47,948	29,968	280,944	—	—	310,912
Dividend reinvestment	44,182	27,614	535,482	—	—	563,096
Stock-based compensation expense	—	—	37,041	—	—	37,041
Common stock repurchased	(56,714)	(35,447)	(659,042)	—	—	(694,489)
Cash dividends ($0.11 per share)	—	—	—	(1,135,553)	—	(1,135,553)

Balance at March 31, 2008	10,362,437	$6,476,523	$42,990,946	$24,812,061	$351,521	$74,631,051

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Operating Activities:
Net income	$1,461,279	$1,532,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,640	225,017
Provision for loan losses	270,000	222,000
Regional board fees	5,343	11,591
Stock-based compensation expense	37,041	173,407
Net amortization of premiums and accretion of discounts on investment securities	(27,460)	(84)
Loss on sale of premises and equipment	2,273	—
Gain on sale of debt securities	(349,055)	—
Changes in:
Interest receivable	275,116	(205,270)
Other assets	(708,846)	(499,501)
Interest payable	258,439	(97,018)
Other liabilities	1,515,583	1,394,042

Net cash provided by operating activities	2,975,353	2,756,506

Investing Activities:
Proceeds from maturities and calls of debt securities available-for-sale	4,004,199	2,004,001
Proceeds from sale of debt securities	12,349,055	—
Purchase of equity securities available-for-sale	(812,896)	—
Proceeds from sales of Federal Home Loan Bank stock	315,000	—
Purchase of Federal Home Loan Bank stock	(158,200)	(529,600)
Purchase of Federal Reserve Bank stock	(1,150)	—
Net increase in total loans	(7,523,987)	(29,333,978)
Purchase of premises and equipment	(548,240)	(43,947)

Net cash provided by (used in) investing activities	7,623,781	(27,903,524)

Financing Activities:
Net increase in deposits	21,694,706	10,763,163
Repayments of Federal Home Loan Bank borrowings	(5,000,000)	—
Proceeds from Federal Home Loan Bank borrowings	—	12,500,000
Common stock repurchased	(694,489)	(831,923)
Issuance of shares to 401(k) plan	—	137,200
Issuance of shares to executive savings plan	121,671	145,491
Proceeds from exercise of stock options	310,912	58,902
Dividends paid, net	(572,457)	(490,082)

Net cash provided by financing activities	15,860,343	22,282,751

Increase (decrease) in cash and cash equivalents	26,459,477	(2,864,267)
Cash and cash equivalents at beginning of period	25,563,605	26,798,551

Cash and cash equivalents at end of period	$52,023,082	$23,934,284

Supplemental cash flow information:
Cash paid during the period for interest	$3,759,128	$3,186,968
Cash paid during the period for income taxes	—	—

Supplemental noncash information:
Dividends reinvested	$563,096	$534,925
Value of shares exchanged in exercise of stock options	—	24,323
Change in unrealized gain(loss) on securities	457,178	210,007

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2008

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

The Bank is a Virginia state-chartered commercial bank with 18 full service offices in the Hampton Roads region of southeastern Virginia, including nine offices in the city of Chesapeake, four offices in each of the cities of Norfolk and Virginia Beach, and one office in the city of Suffolk. The Bank was organized in March 1987 and commenced operations in December 1987.

In January 2004, we formed Hampton Roads Investments, Inc. (“HR Investments”), a wholly owned subsidiary, to provide securities, brokerage, and investment advisory services.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE B – SHARE-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, on January 1, 2006 and, accordingly, uses the fair-value method to account for stock-based compensation. Fair-value of stock options is estimated at the date of grant using a lattice option pricing model.

Stock-based compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2008 and March 31, 2007 was $37,041 and $173,407, respectively, with a related tax benefit of $12,668 and $59,305, respectively. During the first three months of 2008 and 2007, stock-based compensation expense was comprised of $21,178 and $35,497, respectively, related to stock options which vested during the period, and $15,863 and $137,910, respectively, related to share awards.

The Company has granted stock options to its directors and employees under stock compensation plans that have been approved by the Company’s shareholders. All outstanding options have 10-year terms and are either fully vested and exercisable at the date of grant or vest ratably over periods that range from 1 year to 10 years. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2008 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2007	858,156	$9.48	N/A	N/A
Exercised	47,948	6.48	N/A	N/A
Expired	597	9.84	N/A	N/A

Balance at March 31, 2008	809,611	$9.66	5.77	$2,098,068

No stock options were granted during the first three months of 2008. The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2007 was $1.24. The total intrinsic value of stock options exercised during the three month periods ended March 31, 2008 and 2007 was $164,218 and $27,730, respectively. Cash received from stock option exercises for the three month periods ended March 31, 2008 and 2007 was $310,911 and $58,902, respectively. The Company may issue new shares to satisfy stock option grants and as of March 31, 2008 there were 2,288,741 shares available under the existing stock incentive plan that was approved by shareholders. However, shares may be repurchased in open market or privately negotiated transactions under certain circumstances. As of March 31, 2008, there was $306,564 of unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 3.84 years.

The Company has granted non-vested shares of common stock to certain directors and employees as part of incentive programs and to those directors who elected to use deferred directors’ fees to purchase non-vested shares of common stock. Non-vested shares of common stock awarded to employees and directors as part of incentive programs have vesting schedules that range from four to nine years and are expensed over the same schedules. Non-vested shares of common stock issued to directors as a method of deferring their directors’ fees are expensed at the time the fees are earned by the director. A summary of the Company’s non-vested share activity and related information for the three months ended March 31, 2008 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2007	54,540	$11.23
Granted	—	—
Vested	—	—

Balance at March 31, 2008	54,540	$11.23

As of March 31, 2008, there was $215,467 of total unrecognized compensation cost related to non-vested shares of common stock. That cost is expected to be recognized over a weighted-average period of 4.32 years.

NOTE C – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale were:

	March 31, 2008		December 31, 2007
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. Agency securities	$24,970,584	$25,619,531	$40,943,608	$41,272,656
Mortgage-backed securities	637,852	649,327	641,785	641,174
State and Municipal securities	244,219	254,205	244,001	249,995
Equity securities	1,285,396	1,147,597	472,500	213,500

Total securities available-for-sale	$27,138,051	$27,670,660	$42,301,894	$42,377,325

NOTE D—LOANS

Major classifications of loans are summarized as follows:

	March 31, 2008	December 31, 2007
Commercial	$108,756,559	$109,782,739
Construction	164,834,354	165,468,776
Real estate-commercial mortgage	159,298,064	151,600,649
Real estate-residential mortgage	41,372,420	38,523,593
Installment loans (to individuals)	10,555,451	11,976,075
Deferred loan fees and related costs	(136,126)	(202,600)

Total loans	$484,680,722	$477,149,232

Non-performing assets were as follows:

	March 31, 2008	December 31, 2007
Loans 90 days past due and still accruing interest	$389,518	$851,846
Nonaccrual loans	1,454,363	1,792,758
Real estate aquired in settlement of loans	—	—

Total non-performing assets	$1,843,881	$2,644,604

Information on impaired loans was as follows:

	March 31, 2008	December 31, 2007
Impaired loans for which an allowance has been provided	$2,263,718	$1,697,758
Impaired loans for which no allowance has been provided	—	—

Total impaired loans	$2,263,718	$1,697,758

Allowance provided for impaired loans, included in the allowance for loan losses	$588,842	$405,552

Average balance in impaired loans	$2,281,316	$1,782,143

Interest income recognized from impaired loans	$15,588	$19,952

NOTE E – ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the three months ended March 31, 2008 and 2007 were as follows:

	2008	2007
Balance at beginning of period	$5,042,583	$3,910,943
Provision for loan losses	270,000	222,000
Loans charged off	—	—
Recoveries	7,503	759

Balance at end of period	$5,320,086	$4,133,702

NOTE F – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	March 31, 2008	December 31, 2007
Land	$4,321,466	$4,321,467
Buildings and improvements	6,386,140	6,145,170
Leasehold improvements	862,375	847,453
Equipment, furniture and fixtures	5,903,016	5,619,191

	17,472,997	16,933,281
Less accumulated depreciation and amortization	(5,195,519)	(4,966,130)

Premises and equipment, net	$12,277,478	$11,967,151

NOTE G – SUPPLEMENTAL RETIREMENT AGREEMENTS

The Company has entered into supplemental retirement agreements with several key officers and recognizes expense each year related to these agreements based on the present value of the benefits expected to be provided to the employees and any beneficiaries. The expense recognized during the first three months of 2008 and 2007 was $165,000 and $128,096, respectively.

NOTE H – FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

•	Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2	inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. Currently, all of the Company’s securities are considered to be Level 2 securities.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.

Other Real Estate Owned

Certain assets such as other real estate owned are measured at fair value less cost to sell. We believe that the fair value component in its valuation follows the provisions of SFAS No. 157.

NOTE I – ACQUISITION OF SHORE FINANCIAL

On January 8, 2008 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Shore Financial Corporation (“SFC”). The Merger Agreement sets forth the terms and conditions of the Company’s acquisition of SFC through the merger of SFC with and into the Company (the “Merger”). Under the terms of the Merger Agreement, the Company will acquire all of the outstanding shares of SFC. The shareholders of SFC will receive, for each share of SFC common stock that they own immediately prior to the effective time of the Merger, either $22 per share in cash or 1.8 shares of common stock of the Company. Pursuant to the terms of the Merger Agreement, shareholders of SFC will have the opportunity to elect to receive cash, shares of common stock of the Company, or a combination of both, subject to allocation and proration procedures ensuring that no less than 25% and no more than 45% of the total merger consideration will be cash and the remainder will be common stock of the Company. In addition, at the effective time of the Merger, each outstanding option to purchase shares of SFC’s common stock under any stock plans shall vest pursuant to its terms and shall be converted into an option to acquire the number of shares of the Company’s common stock equal to the number of shares of SFC common stock underlying the option multiplied by 1.8. The exercise price of each option will be adjusted accordingly.

SFC is the parent company of Shore Bank, which operates 8 full-service banking facilities serving the Eastern Shore of Maryland and Virginia. SFC reported assets of $267 million at December 31, 2007.

Consummation of the Merger is subject to a number of customary conditions including the approval of the Merger by the Company’s and SFC’s shareholders and the receipt of all required regulatory approvals. The Merger is expected to be completed in the second quarter of 2008.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the important factors affecting the consolidated results of operations, financial condition, capital resources and liquidity of the Company. This report identifies trends and material changes that occurred during the reporting periods and should be read in conjunction with the 2007 Form 10-K.

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

Financial Condition

Total average assets, a benchmark used by banks when comparing size, are the strongest indicator of our continuous growth. Average assets increased $89.1 million, or 18.4%, to a new high of $573.6 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Total assets at March 31, 2008 were $583.3 million, an increase of $19.4 million, or 3.5%, over December 31, 2007 total assets of $563.8 million.

As a community bank, the Company has a primary objective of meeting the business and consumer credit needs within its market where standards of profitability, client relationships and credit quality can be met. The loan portfolio grew $7.5 million, or 1.6%, to $484.7 million as of March 31, 2008 compared to December 31, 2007. Real estate commercial mortgages increased 5.1% to $159.3 million at March 31, 2008 compared to $151.6 million at December 31, 2007. Real estate residential mortgages increased 7.4% to $41.4 million at March 31, 2008 compared with $38.5 million at December 31, 2007. Commercial loans decreased $1.0 million or 0.9% to $108.8 million at March 31, 2008 compared with $109.8 million at December 31, 2007. Installment loans to individuals decreased 11.9% to $10.6 million at March 31, 2008 compared with $12.0 million at December 31, 2007. Construction loans also decreased slightly to $164.8 million at March 31, 2008 compared with $165.5 million at December 31, 2007, thus lowering the concentration of construction loans to 34.0% of the total loan portfolio at March 31, 2008 compared with 34.7% at December 31, 2007.

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through ongoing credit review processes, the Company conducts an independent and comprehensive allowance analysis of its loan portfolio at least quarterly. The allowance for loan losses was $5.3 million, or 1.10% of outstanding loans, as of March 31, 2008 compared with $5.0 million, or 1.06% of outstanding loans, as of December 31, 2007. The allowance increased due to growth in the loan portfolio and uncertain economic conditions. Management considers the allowance for loan losses to be adequate. Management classifies as non-performing those loans in nonaccrual status, those loans on which payment has been delinquent for 90 days or more, and real estate acquired in the settlement of loans. Total non-performing assets were $1.8 million or 0.32% of total assets at March 31, 2008 compared with $2.6 million or 0.47% of total assets at December 31, 2007. Nonaccrual loans at March 31, 2008 were $1.5 million and consisted of one commercial loan. Loans past due 90 days or more at March 31, 2008 were $390 thousand and consisted of one real estate loan and one commercial loan.

The Company’s investment portfolio consists primarily of available-for-sale U.S. Agency, mortgage-backed securities, and equity securities. At March 31, 2008, the estimated market value of investment securities held by the Company was $27.7 million, down $14.7 million, or 34.7%, from $42.4 million at December 31, 2007. The decrease was the result of maturities of investment securities with a par value of $4.0 million netted against the purchase of investment securities with a par value of $813 thousand along with the change in unrealized gains or losses on available-for-sale investment securities and amortization/accretion of premiums/discounts on the remaining investment securities. Additionally, in the first quarter of 2008, the Company sold investment securities with a par value of $12.0 million and recorded a pre-tax gain on the sale of those investments of $349 thousand.

Deposits are the primary source of the Company’s funds for use in lending and general business purposes. The Company’s balance sheet growth is largely determined by the availability of deposits in its market, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at March 31, 2008 increased $21.7 million, or 5.0%, to $453.2 million compared to $431.5 million at December 31, 2007. Changes in the deposit categories include a decrease of $5.6 million or 5.6% in noninterest bearing demand deposits, an increase of $523 thousand or 1.3% in interest bearing demand deposits and an increase of $4.0 million or 4.8% in savings accounts from December 31, 2007 to March 31, 2008. Total time deposits increased $22.8 million, or 11.0%, from December 31, 2007 to March 31, 2008. The increase in time deposits was a result of competitive rates offered on time deposits within the local market and an increase in national certificates of deposits.

Federal Home Loan Bank borrowings decreased $5.0 million or 9.4% to $48.0 million at March 31, 2008 compared to $53.0 million at December 31, 2007.

Results of Operations

During the first three months of 2008, the Company had net income of $1.46 million, a decrease of 4.6% over net income of $1.53 million in the first three months of 2007. The decrease in net income in the first three months of 2008 resulted primarily from the effects of the declining interest rate environment. Diluted earnings per share decreased to $0.14 per share for the first three months of 2008 compared with $0.15 per share for the three months ending March 31, 2007. Return on average total assets for the first three months of 2008 decreased to 1.02% from 1.28% for the first three months of 2007. Return on average shareholders’ equity decreased in the first three months of 2008 to 7.93% from 8.82% for the first three months of 2007.

Net interest income for the first three months of 2008 was $5.4 million, a decrease of $267 thousand or 4.7% compared with the first three months of 2007. The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. The Company’s net interest margin decreased from 5.06% during the first three months of 2007 to 3.98% for the same period in 2008. During the period beginning September 18, 2007 and ending March 18, 2008, the Federal Open Market Committee reduced the target federal funds rate by 300 basis points. This reduction in rates is expected to have an adverse effect on the net interest margin throughout 2008.

The Company’s interest earning assets consist primarily of loans, investment securities, interest-bearing deposits in other banks, and overnight funds sold. Interest income on loans, including fees, increased $712 thousand to $8.8 million for the three months ended March 31, 2008 compared to the same time period during 2007. This increase resulted from the $90.2 million increase in average loans and was partially offset by a 104 basis point decrease experienced in the average interest yield. Interest income on investment securities decreased $125 thousand to $489 thousand for the three months ended March 31, 2008 compared to the same time period during 2007. The $13.1 million decrease in the average investment securities balance netted against a 7 basis point increase in the average interest yield produced this decrease. Interest income on interest-bearing deposits in other banks increased $90 thousand for the three months ended March 31, 2008 compared to the same time period during 2007. This increase was the result of the $14.4 million increase in average interest-bearing deposits and was offset by a 213 basis point decrease in the average interest yield. Interest income on overnight funds sold decreased $17 thousand to $6 thousand for the three months ended March 31, 2008 compared to the same time period during 2007. This decrease was due to the $859 thousand decrease in average overnight funds sold along with the 246 basis point decrease experienced in the average interest yield.

The Company’s interest bearing liabilities consist of deposit accounts and other borrowings. Interest expense from deposits increased $789 thousand to $3.4 million for the three months ended March 31, 2008 compared to the same time period during 2007. This increase resulted from the $78.3 million increase in average interest bearing deposits. The average interest rate on interest bearing deposits remained unchanged at 3.94%. Interest expense from other borrowings, which consists of FHLB borrowings and overnight funds purchased, increased $138 thousand to $585 thousand for the three months ended March 31, 2008 compared to the same time period during 2007. The $7.9 million increase in average other borrowings and the 40 basis point increase in the average interest rate on other borrowings produced this result.

During the first three months of 2008, the Company recorded loan recoveries of $8 thousand and a provision for loan losses in the amount of $270 thousand. The provision for loan losses increased due to an increase in total loans and an increase in non-performing loans of $185 thousand in the first three months of 2008 compared with the same period in 2007. During the first three months of 2007, the Company recorded a provision for loan losses of $222 thousand.

The Company reported an increase in total noninterest income of $297 thousand, or 32.1%, for the first three months of 2008 compared to the same period in 2007. Service charges on deposit accounts, the Company’s primary source of noninterest income, decreased $38 thousand or 7.7% to $450 thousand for the first three months of 2008 compared to the same period in 2007. Other service charges and fees decreased $15 thousand, or 3.4%, for the first three months of 2008 compared to the first three months of 2007. During the first quarter of 2008, the Company recorded a pre-tax gain on the sale of investment securities of $349 thousand resulting from the sale of investment securities with a par value of $12 million. Noninterest income comprised 11.5% of total revenue in the first three months of 2008 compared to 9.6% in the first three months of 2007.

Noninterest expense represents the overhead expenses of the Company. Total noninterest expense increased $82 thousand, or 2.0%, for the first three months of 2008 compared to the first three months of 2007. This increase was attributable primarily to a 6.7% increase in occupancy expense related to the opening of the Company’s eighteenth branch location in the Edinburgh section of Chesapeake. Salaries and employee benefits remained unchanged at $2.6 million in the first three months on 2008 and 2007. Data processing expense, another category of noninterest expense, posted an increase of 6.3% for the first three months of 2008 compared to the first three months of 2007, resulting from an upgrade to imaged file capture cash letter processing. Other noninterest expenses posted an increase of 3.5% to $938 thousand for the first three months of 2008 compared to the same time period during 2007. The ratio of annualized noninterest expense to average total assets was 2.89% for the first three months of 2008 compared to 3.38% for the first three months of 2007.

Income tax expense for the first three months of 2008 and 2007 was $760 thousand and $789 thousand, respectively. The Company’s effective tax rate was 34.2% and 34.0% in 2008 and 2007, respectively, and differed in 2008 from the statutory rate of 34.0% due primarily to nondeductible expenses.

Average Balance Sheet and Net Interest Margin Analysis

The table below presents the average interest earning assets and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin for the three months ended March 31, 2008 and 2007.

	March 2008 Annualized			March 2007 Annualized
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest Earning Assets
Loans	$480,646	$35,331	7.35%	$390,410	$32,739	8.39%
Investment Securities	45,571	1,968	4.32%	58,630	2,493	4.25%
Interest Bearing Deposits with Banks	17,111	498	2.91%	2,698	136	5.04%
Overnight Funds Sold	911	25	2.74%	1,770	92	5.20%

Total Interest Earning Assets	544,239	37,822	6.95%	453,508	35,460	7.82%

Noninterest Earning Assets
Cash and Due from Banks	15,301			16,178
Premises and Equipment	12,133			12,128
Other Assets	7,158			6,764
Less: Allowance for Loan Losses	(5,220)			(4,035)

Total Assets	$573,611			$484,543

Liabilities and Shareholders’ Equity
Interest Bearing Liabilities
Interest Bearing Demand Deposits	$40,433	$559	1.38%	$41,343	$686	1.66%
Savings Deposits	83,159	2,466	2.97%	76,677	2,743	3.58%
Time Deposits	226,978	10,781	4.75%	154,206	7,291	4.73%

Total Interest Bearing Deposits	350,570	13,806	3.94%	272,226	10,720	3.94%

Other Borrowings	49,483	2,353	4.76%	41,567	1,812	4.36%

Total Interest Bearing Liabilities	400,053	16,159	4.04%	313,793	12,532	3.99%

Noninterest Bearing Liabilities
Demand Deposits	92,243			94,268
Other Liabilities	7,207			6,060
Shareholders’ Equity	74,108			70,422

Total Liabilities and Shareholders’ Equity	$573,611			$484,543

Net Interest Income		$21,663			$22,928

Net Interest Spread			2.91%			3.83%

Net Interest Margin			3.98%			5.06%

Note:	Annualized interest income from loans included annualized fees of $1,241,496 in 2008 and $1,340,621 in 2007. Nonaccrual loans are not material and are included in loans above.

Effect of Changes in Rate and Volume on Net Interest Income

	2008 Compared to 2007			2007 Compared to 2006
(In thousands)	Interest Income/ Expense Variance	Variance Attributable to		Interest Income/ Expense Variance	Variance Attributable to
		Rate	Volume		Rate	Volume
Interest Earning Assets
Loans	$2,592	$(2,971)	$5,563	$9,514	$1,264	$8,250
Investment Securities	(525)	40	(565)	(478)	255	(733)
Interest-Bearing Deposits with Other Banks	362	(31)	393	66	15	51
Overnight Funds Sold	(67)	(33)	(34)	(69)	33	(102)

Total Interest Earning Assets	2,362	(2,995)	5,357	9,033	1,567	7,466

Interest Bearing Liabilities
Deposits	3,086	1	3,085	4,842	3,213	1,629
Other Borrowings	541	175	366	735	385	350

Total Interest Bearing Liabilities	3,627	176	3,451	5,577	3,598	1,979

Net Interest Income	$(1,265)	$(3,171)	$1,906	$3,456	$(2,031)	$5,487

Note: The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute dollar amounts of the change in each.

Capital Resources and Liquidity

Total shareholders’ equity increased $971 thousand, or 1.3%, to $74.6 million at March 31, 2008 compared to $73.7 million at December 31, 2007. As of March 31, 2008, the Company and the Bank were considered “well-capitalized”, the highest category of capitalization defined by the Federal Reserve Bank. The Company continually monitors current and projected capital adequacy positions of both the Company and the Bank. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives, and returns to the shareholders in the form of dividends.

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. At March 31, 2008, cash and due from banks, overnight funds sold, interest-bearing deposits in other banks, and investment securities and loans maturing within one year were $366.1 million, or 62.8% of total assets. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements including federal funds lines with large regional and national banking institutions. These available lines total approximately $17 million, none of which were outstanding at March 31, 2008 or December 31, 2007. No Federal funds were purchased during the first three months of 2008, however, Federal funds purchased during the first three months of 2007 averaged $581 thousand.

The Bank has a credit line in the amount of $168.9 million at Federal Home Loan Bank (“FHLB”). This line may be utilized for short and/or long term borrowing. The Bank utilized the credit line for overnight funding during the first three months of 2007 with an average balances of $209 thousand, but did not utilized the credit line for overnight funding during the first three months of 2008. Long-term FHLB borrowings were $48.0 million and $53.0 million at March 31, 2008 and December 31, 2007, respectively.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. For more information on the Company’s off-balance sheet arrangements, see Note 8 of the Notes to Consolidated Financial Statements contained in the 2007 Form 10-K.

Contractual Obligations

The Company’s contractual obligations consist of FHLB borrowings, time deposits, and operating lease obligations. There have been no material changes to the contractual obligations disclosed in the 2007 Form 10-K.

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

Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder's fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires Company to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

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

For a discussion of the risks, uncertainties and assumptions that could affect these statements and our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussions in the “Risk Factors” and “Business” sections in the 2007 Form 10-K. The Company’s risks include, without limitation, the following:

•	The dependence on key personnel;

•	The high level of competition within the banking industry;

•	Dependence on construction and land development loans that could be negatively affected by a downturn in the real estate market;

•	The Company serves a limited market area, and an economic downturn in its market area could adversely affect its business;

•	The adequacy of the estimate for known and inherent losses in the Company’s loan portfolio;

•	Changes in interest rate;

•	Ability to manage growth;

•	Governmental and regulatory changes that may adversely affect the Company’s expenses and cost structure;

•	The threat from technology based frauds and scams;

•	If the Company needs capital in the future to continue its growth, it may not be able to obtain capital on terms that are favorable and capital transactions may be dilutive to existing shareholders;

•	Banking regulators have broad enforcement power, but regulations are meant to protect depositors, and not investors;

•	Trading in the Company’s common stock has been sporadic and volume has been light so shareholders may not be able to quickly and easily sell their common stock;

•

Virginia law and the provisions of the Company’s articles of incorporation and bylaws could deter or prevent takeover attempts by a potential purchaser of the Company’s common stock that would be willing to pay you a premium for your shares;

•	Directors and officers have significant voting power;

•	Merger expenses have been incurred even if the Merger is not completed;

•	The Merger may distract management from its other responsibilities;

•	The Merger might be delayed or changed by regulatory agencies; and

•	The Company may not be able to realize all of the anticipated benefits of the Merger.

The Company’s forward-looking statements could be wrong in light of these and other risks, uncertainties and assumptions. The future events, developments or results described in this report could turn out to be materially different. The Company has no obligation to publicly update or revise its forward-looking statements after the date of this quarterly report and you should not expect it to do so.

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

The expected effect on net interest income for the twelve months following March 31, 2008 and December 31, 2007 due to a shock in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

(in thousands)	March 31, 2008 Change in Net Interest Income		December 31, 2007 Change in Net Interest Income
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$4,878	23.15%	$4,494	19.39%
+ 100 basis points	2,341	11.11	2,249	9.70
- 100 basis points	(2,052)	(9.74)	(2,230)	(9.62)
- 200 basis points	(4,530)	(21.49)	(4,333)	(18.69)

A decrease in interest rates would tend to reduce the Company’s net interest income, while an increase would tend to increase the Company’s net interest income. Thus, the Company’s interest rate sensitivity position is asset-sensitive. In the current declining interest rate environment and absent any mitigating factors, the Company could experience a substantial reduction in net interest income. It should be noted, however, that the simulation analysis is based upon equivalent changes in interest rates for all categories of assets and liabilities. In normal operating conditions interest rate changes rarely occur in such a uniform manner. Many factors affect the timing and magnitude of interest rate changes on financial instruments. Consequently, variations should be expected from the projections resulting from the controlled conditions of the simulation analysis.

The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of March 31, 2008.

ITEM 4 – CONTROLS AND PROCEDURES

As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings pursuant to the Securities Exchange Act of 1934. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of operations, the Company may become a party to legal proceedings. Currently, the Company is not party to any material legal proceedings.

ITEM 1A – RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in the 2007 Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003 by which management was authorized to repurchase an unlimited number of shares of the Company’s common stock in open market and privately negotiated transactions. During the first three months of 2008, the Company repurchased 56,714 shares of its common stock. The Company did not repurchase any shares of common stock other than through this publicly announced plan. Detail for the share repurchase transactions conducted during the first quarter of 2008 appears below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2008 - January 31, 2008	404	$10.98	404	—
February 1, 2008 - February 29, 2008	12,128	10.48	12,128	—
March 1, 2008 - March 31, 2008	44,182	12.74	44,182	—
Total	56,714	$12.26	56,714	—

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5- OTHER INFORMATION

None.

ITEM 6- EXHIBITS

2.1	Agreement and Plan of Merger between Hampton Roads Bankshares, Inc. and Shore Financial Corporation dated as of January 8, 2008, attached as Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated January 9, 2008, incorporated herein by reference.

3.1	Articles of Incorporation of Hampton Roads Bankshares, Inc., attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 2, 2001, incorporated herein by reference.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, attached as Exhibit 3.2 to the Registrant’s Quarterly Report of Form 10-Q for the period ended September 30, 2007, incorporated herein by reference.

4.1	Specimen of Common Stock Certificate, attached as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference.

10.1	Director Retirement Plan, dated as of November 28, 2006, attached as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K dated March 11, 2008, incorporated herein by reference.

10.2	Employment Agreement, dated as of November 1, 2007, between the registrant and Douglas J. Glenn, attached as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K dated March 11, 2008, incorporated herein by reference.

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer is filed herewith.

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer is filed herewith.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: May 9, 2008	/s/ Donald W. Fulton, Jr.
Donald W. Fulton, Jr.
Senior Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)