Form 10-Q
period 2008-06-30
HAMPTON ROADS BANKSHARES INC
filed 2008-08-11
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 29, 2008.

Common Stock, $0.625 Par Value	13,155,199 Shares

HAMPTON ROADS BANKSHARES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets

	(Unaudited) June 30, 2008	December 31, 2007
Assets:
Cash and due from banks	$18,768,149	$19,757,428
Overnight funds sold	333,192	182,906
Interest-bearing deposits in other banks	3,044,685	5,623,271
Investment securities available-for-sale, at fair value	36,799,851	42,377,325
Federal Home Loan Bank stock	4,692,400	3,330,000
Federal Reserve Bank stock	1,499,950	1,374,000
Loans	723,205,571	477,149,232
Allowance for loan losses	(8,524,967)	(5,042,583)

Net loans	714,680,604	472,106,649
Premises and equipment, net	23,218,112	11,967,151
Interest receivable	3,153,297	2,431,347
Deferred tax assets, net	1,022,221	2,658,404
Intangible assets	31,279,913	—
Other assets	6,997,224	2,019,647

Total assets	$845,489,598	$563,828,128

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest bearing demand	$119,531,739	$100,553,404
Interest bearing:
Demand	108,689,912	40,298,614
Savings	99,029,244	82,092,848
Time deposits:
Less than $100,000	186,103,736	114,832,724
$100,000 or more	122,326,134	93,679,157

Total deposits	635,680,765	431,456,747
Federal Home Loan Bank borrowings	71,303,690	53,000,000
Other borrowings	23,000,000	—
Interest payable	1,923,887	1,636,231
Other liabilities	6,139,113	4,075,136

Total liabilities	738,047,455	490,168,114

Shareholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.625 par value. Authorized 40,000,000 shares; issued and outstanding 13,128,523 shares in 2008 and 10,314,899 shares in 2007	8,205,327	6,446,812
Capital surplus	74,256,304	42,677,083
Retained earnings	25,345,199	24,486,335
Accumulated other comprehensive income (loss), net of tax	(364,687)	49,784

Total shareholders’ equity	107,442,143	73,660,014

Total liabilities and shareholders’ equity	$845,489,598	$563,828,128

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest Income:
Loans, including fees	$9,235,617	$8,799,335	$17,916,324	$16,871,838
Investment securities	417,783	597,594	907,179	1,212,257
Overnight funds sold	40,274	6,328	46,415	29,056
Interest-bearing deposits in other banks	99,422	115,835	223,230	149,492

Total interest income	9,793,096	9,519,092	19,093,148	18,262,643

Interest Expense:
Deposits:
Demand	174,915	167,843	314,037	336,896
Savings	421,109	688,622	1,034,117	1,365,007
Time deposits:
Less than $100,000	1,511,198	956,733	2,970,257	1,841,887
$100,000 or more	1,170,376	994,611	2,391,725	1,907,251

Interest on deposits	3,277,598	2,807,809	6,710,136	5,451,041
Federal Home Loan Bank borrowings	640,243	590,127	1,225,272	1,025,629
Other borrowings	84,333	—	84,333	—
Overnight funds purchased	10,359	1,152	10,359	12,368

Total interest expense	4,012,533	3,399,088	8,030,100	6,489,038

Net interest income	5,780,563	6,120,004	11,063,048	11,773,605

Provision for loan losses	274,326	246,000	544,326	468,000

Net interest income after provision for loan losses	5,506,237	5,874,004	10,518,722	11,305,605

Noninterest Income:
Service charges on deposit accounts	690,729	496,716	1,140,773	984,344
Gain on sale of debt securities	108,344	—	457,399	—
Other service charges and fees	895,297	332,900	1,246,738	769,248

Total noninterest income	1,694,370	829,616	2,844,910	1,753,592

Noninterest Expense:
Salaries and employee benefits	2,661,197	2,591,772	5,054,870	5,146,259
Occupancy	591,366	400,638	1,032,953	814,617
Data processing	244,469	152,056	413,194	310,846
Other	1,161,723	938,525	2,099,974	1,845,147

Total noninterest expense	4,658,755	4,082,991	8,600,991	8,116,869

Income before provision for income taxes	2,541,852	2,620,629	4,762,641	4,942,328
Provision for income taxes	868,709	891,938	1,628,219	1,681,315

Net income	$1,673,143	$1,728,691	$3,134,422	$3,261,013

Earnings Per Share:
Basic earnings per share	$0.15	$0.17	$0.29	$0.32

Diluted earnings per share	$0.15	$0.17	$0.29	$0.31

Basic weighted average shares outstanding	11,193,694	10,226,168	10,747,005	10,225,388
Effect of dilutive stock options and non-vested stock	133,462	225,262	97,816	192,700

Diluted weighted average shares outstanding	11,327,156	10,451,430	10,844,821	10,418,088

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

Six months ended June 30, 2008 and year ended December 31, 2007

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2006	10,251,336	$6,407,085	$42,105,666	$22,091,191	$(441,399)	$70,162,543

Comprehensive income:
Net income	—	—	—	6,810,613	—	6,810,613
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $253,033	—	—	—	—	491,183	491,183

Total comprehensive income						7,301,796
Shares issued related to:
401(k) plan	11,020	6,888	130,311	—	—	137,199
Executive savings plan	11,686	7,304	138,187	—	—	145,491
Regional board fees	1,893	1,183	22,807	—	—	23,990
Exercise of stock options	93,599	58,499	648,108	—	—	706,607
Dividend reinvestment	165,991	103,744	2,145,935	—	—	2,249,679
Stock-based compensation expense	11,864	7,415	329,835	—	—	337,250
Common stock repurchased	(232,490)	(145,306)	(2,961,937)	—	—	(3,107,243)
Tax benefit of stock option exercises	—	—	118,171	—	—	118,171
Cash dividends ($0.43 per share)	—	—	—	(4,415,469)	—	(4,415,469)

Balance at December 31, 2007	10,314,899	$6,446,812	$42,677,083	$24,486,335	$49,784	$73,660,014

(Unaudited)
Comprehensive income:
Net income	—	$—	$—	$3,134,422	$—	$3,134,422
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of ($62,014)	—	—	—	—	(112,591)	(112,591)
Reclassification adjustment for securities gains included in net income, net of taxes of ($155,519)	—	—	—	—	(301,880)	(301,880)

Total comprehensive income						2,719,951
Shares issued related to:
Executive savings plan	11,582	7,239	114,432	—	—	121,671
Regional board fees	8,510	5,319	104,670	—	—	109,989
Exercise of stock options	49,874	31,171	296,108	—	—	327,279
Dividend reinvestment	95,197	59,498	1,059,273	—	—	1,118,771
Stock-based compensation expense	—	—	74,081	—	—	74,081
Acquisition of Shore Financial Corporation	2,713,425	1,695,891	29,508,497	—	—	31,204,388
Common stock repurchased	(64,964)	(40,603)	(763,267)	—	—	(803,870)
Options acquired in merger	—	—	1,164,292	—	—	1,164,292
Tax benefit of stock option exercises	—	—	21,135	—	—	21,135
Cash dividends ($0.22 per share)	—	—	—	(2,275,558)	—	(2,275,558)

Balance at June 30, 2008	13,128,523	$8,205,327	$74,256,304	$25,345,199	$(364,687)	$107,442,143

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
Operating Activities:
Net income	$3,134,422	$3,261,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	525,506	445,143
Provision for loan losses	544,326	468,000
Regional board fees	109,989	11,591
Stock-based compensation expense	74,081	249,962
Net amortization of premiums and accretion of discounts on investment securities	(44,172)	(2,146)
Amortization of intangible assets	59,903	—
Gain on sale of premises and equipment	(511,052)	—
Gain on sale of debt securities	(457,399)	—
Changes in:
Interest receivable	316,198	(62,903)
Other assets	(895,185)	(1,227,489)
Interest payable	(363,545)	24,894
Other liabilities	(506,161)	1,420,414

Net cash provided by operating activities	1,986,911	4,588,479

Investing Activities:
Proceeds from maturities and calls of debt securities available-for-sale	4,041,500	7,050,614
Proceeds from sale of debt securities	18,457,399	—
Purchase of equity securities available-for-sale	(812,896)	(992,108)
Proceeds from sales of Federal Home Loan Bank stock	2,029,500	157,500
Purchase of Federal Home Loan Bank stock	(1,256,200)	(799,600)
Proceeds from sales of Federal Reserve Bank stock	—	5,150
Purchase of Federal Reserve Bank stock	(1,150)	—
Net increase in total loans	(22,700,162)	(53,575,428)
Purchase of premises and equipment	(1,534,432)	(73,925)
Proceeds from sale of premises and equipment	751,560	—

Net cash used in investing activities	(1,024,881)	(48,227,797)

Financing Activities:
Net increase (decrease) in deposits	(4,129,163)	27,430,531
Repayments of Federal Home Loan Bank borrowings	(22,900,000)	(2,500,000)
Proceeds from Federal Home Loan Bank borrowings	7,000,000	17,500,000
Proceeds from other borrowings	23,000,000	—
Cash acquired in merger	16,165,634	—
Cash paid in merger	(22,025,508)	—
Common stock repurchased	(796,027)	(1,404,706)
Issuance of shares to 401(k) plan	—	137,199
Issuance of shares to executive savings plan	121,671	145,491
Proceeds from exercise of stock options	319,436	82,892
Excess tax benefit realized from stock options exercised	21,135	6,596
Dividends paid, net	(1,156,787)	(1,048,074)

Net cash provided by (used in) financing activities	(4,379,609)	40,349,929

Decrease in cash and cash equivalents	(3,417,579)	(3,289,389)
Cash and cash equivalents at beginning of period	25,563,605	26,798,551

Cash and cash equivalents at end of period	$22,146,026	$23,509,162

Supplemental cash flow information:
Cash paid during the period for interest	$8,320,275	$6,464,144
Cash paid during the period for income taxes	2,000,000	1,785,000

Supplemental noncash information:
Dividends reinvested	$1,118,771	$1,107,708
Value of shares exchanged in exercise of stock options	7,843	206,455
Change in unrealized gain (loss) on securities	632,804	123,587
Transfer between loans and other real estate owned	354,659	77,937

Transactions related to acquisition of subsidiary
Increase in assets and liabilities
Loans	$222,373,928	$—
Securities	17,659,313	—
Other assets	18,096,865	—
Non interest bearing deposits	33,331,029	—
Interest bearing deposits	174,534,879	—
Borrowings	33,883,333	—
Other liabilities	3,221,339	—
Issuance of common stock and stock options	32,368,680	—

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2008

NOTE A – BASIS OF PRESENTATION

Hampton Roads Bankshares, Inc., (the “Company”), is a multi-bank holding company incorporated under the laws of the Commonwealth of Virginia on February 28, 2001. The Company owns Bank of Hampton Roads (Norfolk, Virginia), Shore Bank (Onley, Virginia) and its subsidiary Shore Investments, Inc. (Onley, Virginia), and Hampton Roads Investments, Inc. (Norfolk, Virginia). The consolidated statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated.

The Company’s principal executive office is located at 999 Waterside Drive, Suite 200, Norfolk, VA 23510 and the telephone number is (757) 217-1000. The Company’s common stock trades on the Nasdaq Global Select Market under the symbol “HMPR”.

Bank of Hampton Roads is a Virginia state-chartered commercial bank with 18 full service offices in the Hampton Roads region of southeastern Virginia, including nine offices in the city of Chesapeake, four offices in each of the cities of Norfolk and Virginia Beach, and one office in the city of Suffolk. Bank of Hampton Roads commenced operations in 1987.

Shore Bank is a Virginia state-chartered commercial bank with eight full service offices and two investment centers located on the Eastern Shore of Virginia and Maryland including the counties of Accomack and Northampton in Virginia and the Pocomoke City/Worcester County and Salisbury/Wicomico County market areas in Maryland. Shore Bank commenced operations in 1961.

In January 2004, Hampton Roads Investments, Inc., a wholly owned subsidiary, was formed to provide securities, brokerage, and investment advisory services.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE B – ACQUISITION OF SHORE FINANCIAL

On June 1, 2008 pursuant to the terms of the Agreement and Plan of Merger, dated as of January 8, 2008 (the “Merger Agreement”) by and between the Company and Shore Financial Corporation (“SFC”) the Company acquired all of the outstanding shares of SFC. The shareholders of SFC received, for each share of SFC common stock that they owned immediately prior to the effective time of the merger, either $22 per share in cash or 1.8 shares of common stock of the Company. Pursuant to the terms of the Merger Agreement, shareholders of SFC had the opportunity to elect to receive cash, shares of common stock of the Company, or a combination of both, subject to allocation and proration procedures ensuring that no less than 25% and no more than 45% of the total merger consideration was cash and the remainder was common stock of the Company. In addition, at the effective time of the merger, each outstanding option to purchase shares of SFC’s common stock under any stock plans vested pursuant to its terms and was converted into an option to acquire the number of shares of the Company’s common stock equal to the number of shares of SFC common stock underlying the option multiplied by 1.8. The exercise price of each option was adjusted accordingly. The aggregate purchase price was approximately $55.2 million, including common stock valued at $31.2 million, SFC stock held as an investment of $0.8 million, stock options exchanged valued at $1.2 million, cash of $21.0 million and direct costs on the merger of $1.0 million.

The merger transaction was accounted for under the purchase method of accounting and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The merger resulted in $22.1 million of goodwill and $9.1 million of core deposit intangibles. The core deposit intangible was based on an independent valuation and will be amortized over the estimated life of the core deposits of nine years, based on undiscounted cash flows. In order to finance the merger transaction, the Company borrowed $23 million. The loan has a variable interest rate of prime minus one percent and matures in July 2018. The loan requires that the Company meet certain covenants and as of June 30, 2008, all covenants were met.

The Company is in the process of analyzing the effect of canceling certain contracts between Shore Bank and their vendors in order to produce efficiencies from the merger. Costs of canceling the contracts could be material and would change the amount of goodwill associated with the merger. Additionally, the Company is still determining the value of the core deposit intangible. An estimate of the core deposit intangible has been used in the preparation of these consolidated financial statements, however, that estimate may be revised once the final valuations have been performed.

The Company’s consolidated financial statements include the results of operations of Shore Bank only from the date of acquisition.

NOTE C – STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, on January 1, 2006 and, accordingly, uses the fair-value method to account for stock-based compensation. Fair-value of stock options is estimated at the date of grant using a lattice option pricing model.

Stock-based compensation expense recognized in the consolidated statements of income for the six months ended June 30, 2008 and June 30, 2007 was $74,081 and $249,962, respectively, with a related tax benefit of $13,887 and $62,417, respectively. During the first six months of 2008 and 2007, stock-based compensation expense was comprised of $42,355 and $98,196, respectively, related to stock options which vested during the period, and $31,726 and $151,766, respectively, related to share awards.

The Company has granted stock options to its directors and employees under stock compensation plans that have been approved by the Company’s shareholders. All outstanding options have 10-year terms and are either fully vested and exercisable at the date of grant or vest ratably over periods that range from one year to 10 years. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2008 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2007	858,156	$9.48	N/A	N/A
Acquired through merger	216,183	6.27	N/A	N/A
Exercised	49,874	6.56	N/A	N/A
Expired	1,651	10.36	N/A	N/A

Balance at June 30, 2008	1,022,814	$8.94	5.48	$3,627,738

The stock options acquired through the merger with SFC in the second quarter of 2008 were valued at the time of the merger with a weighted-average grant-date fair value of $5.38. The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2007 was $2.13. Option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a representative single measure of the fair value at which transactions may occur. The assumptions used to value the stock options acquired through the merger during the first half of 2008 were as follows: risk-free interest rate of 3.34%, volatility of 34.30%, dividend yield of 3.93%, and expected option terms ranging from 1.3 years to 5.8 years. Expected volatility is based on historical volatility of the Company’s traded shares. The expected term is calculated by the lattice option pricing model using assumptions regarding the contractual term of the stock options, vesting periods, the exercise price to market stock price multiple experienced by the Company, and the historical employee exit rate.

The total intrinsic value of stock options exercised during the six month periods ended June 30, 2008 and 2007 was $170,109 and $105,052, respectively. Cash received from stock option exercises for the six month periods ended June 30, 2008 and 2007 was $319,438 and $82,902, respectively. The Company may issue new shares to satisfy stock option grants and as of June 30, 2008 there were 2,072,559 shares available under the existing stock incentive plan that was approved by shareholders. However, shares may be repurchased in open market or privately negotiated transactions under certain circumstances. As of June 30, 2008, there was $285,387 of unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 3.61 years.

The Company has granted non-vested shares of common stock to certain directors and employees as part of incentive programs and to those directors who elected to use deferred directors’ fees to purchase non-vested shares of common stock. Non-vested shares of common stock awarded to employees and directors as part of incentive programs have vesting schedules that range from four to nine years and are expensed over the same schedules. Non-vested shares of common stock issued to directors as a method of deferring their directors’ fees are expensed at the time the fees are earned by the director. A summary of the Company’s non-vested share activity and related information for the six months ended June 30, 2008 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2007	54,540	$11.23
Granted	—	—
Vested	32,623	11.13

Balance at June 30, 2008	21,917	$11.38

As of June 30, 2008, there was $199,604 of total unrecognized compensation cost related to non-vested shares of common stock. That cost is expected to be recognized over a weighted-average period of 4.15 years.

NOTE D – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available-for-sale were:

	June 30, 2008		December 31, 2007
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. Agency securities	$25,063,346	$25,238,872	$40,943,608	$41,272,656
Mortgage-backed securities	1,582,337	1,590,310	641,785	641,174
State and Municipal securities	6,709,256	6,622,620	244,001	249,995
Equity securities	4,006,738	3,348,049	472,500	213,500

Total securities available-for-sale	$37,361,677	$36,799,851	$42,301,894	$42,377,325

The Company had securities in its portfolio at June 30, 2008 and December 31, 2007 that reflected an unrealized loss in value. These unrealized losses have been evaluated and are considered to be temporary impairments of the value of the issues. Management evaluates securities for other-than-temporary impairments at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluations. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

NOTE E - LOANS

Major classifications of loans are summarized as follows:

	June 30, 2008	December 31, 2007
Commercial	$112,658,928	$109,782,739
Construction	173,674,321	165,468,776
Real estate-commercial mortgage	236,052,933	151,600,649
Real estate-residential mortgage	187,593,196	38,523,593
Installment loans (to individuals)	13,384,787	11,976,075
Deferred loan fees and related costs	(158,594)	(202,600)

Total loans	$723,205,571	$477,149,232

Non-performing assets were as follows:

	June 30, 2008	December 31, 2007
Loans 90 days past due and still accruing interest	$1,436,069	$851,846
Nonaccrual loans	1,629,323	1,792,758
Real estate acquired in settlement of loans	354,659	—

Total non-performing assets	$3,420,051	$2,644,604

Information on impaired loans was as follows:

	June 30, 2008	December 31, 2007
Impaired loans for which an allowance has been provided	$2,703,969	$1,697,758
Impaired loans for which no allowance has been provided	521,166	—

Total impaired loans	$3,225,135	$1,697,758

Allowance provided for impaired loans, included in the allowance for loan losses	$821,854	$405,552

Average balance in impaired loans	$2,823,912	$1,782,143

Interest income recognized from impaired loans	$26,569	$19,952

NOTE F – ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the six months ended June 30, 2008 and 2007 were as follows:

	2008	2007
Balance at beginning of period	$5,042,583	$3,910,943
Provision for loan losses	544,326	468,000
Loans charged off	(9,749)	(10,775)
Recoveries	16,058	8,667
Allowance acquired in merger	2,931,749	—

Balance at end of period	$8,524,967	$4,376,835

NOTE G – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	June 30, 2008	December 31, 2007
Land	$7,407,006	$4,321,467
Buildings and improvements	13,120,039	6,145,170
Leasehold improvements	862,375	847,453
Equipment, furniture and fixtures	11,852,400	5,619,191

	33,241,820	16,933,281
Less accumulated depreciation and amortization	(10,023,708)	(4,966,130)

Premises and equipment, net	$23,218,112	$11,967,151

NOTE H – SUPPLEMENTAL RETIREMENT AGREEMENTS

The Company has entered into supplemental retirement agreements with several key officers and recognizes expense each year related to these agreements based on the present value of the benefits expected to be provided to the employees and any beneficiaries. The expense recognized during the first half of 2008 and 2007 was $330,000 and $252,818, respectively.

NOTE I – FAIR VALUE MEASUREMENTS

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within level 3 of the valuation hierarchy. As of June 30, 2008 the Company had $35.6 million in Level 2 securities and $1.2 million in Level 3 securities.

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

NOTE J – GOODWILL AND OTHER INTANGIBLES

The Company accounts for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 142, goodwill is not amortized, but is tested for impairment at least annually. Intangible assets with definite useful lives (such as core deposit intangibles) are amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment at least annually.

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

The Company’s primary source of revenue is from net interest income earned by the banks. Net interest income represents interest and fees earned from lending and investment activities less the interest paid to fund these activities. Variations in the volume and mix of interest earning assets and interest bearing liabilities, changes in the yields earned and the rates paid, and the level of noninterest bearing liabilities available to support earning assets, all impact net interest income. In addition to net interest income, noninterest income is another important source of revenue for the Company. Noninterest income is derived primarily from service charges on deposits and fees earned from bank services. Other factors that impact net income are the provision for loan losses and noninterest expense.

Financial Condition

Total assets, a benchmark used by banks when comparing size, are the strongest indicator of the Company’s continuous growth. Average assets increased $121.0 million, or 24.2%, to a new high of $620.4 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Total assets at June 30, 2008 were $845.5 million, an increase of $281.7 million, or 50.0%, over December 31, 2007 total assets of $563.8 million. Shore Bank contributed total assets of $271.4 million at June 30, 2008.

As a community bank, the Company has a primary objective of meeting the business and consumer credit needs within its market where standards of profitability, client relationships and credit quality can be met. The loan portfolio grew $246.1 million, or 51.6%, to $723.2 million as of June 30, 2008 compared to December 31, 2007. Real estate commercial mortgages increased 55.7% to $236.1 million at June 30, 2008 compared to $151.6 million at December 31, 2007. Real estate residential mortgages increased 387.0% to $187.6 million at June 30, 2008 compared with $38.5 million at December 31, 2007. Commercial loans increased $2.9 million or 2.6% to $112.7 million at June 30, 2008 compared with $109.8 million at December 31, 2007. Installment loans to individuals increased 11.8% to $13.4 million at June 30, 2008 compared with $12.0 million at December 31, 2007. Construction loans increased to $173.7 million at June 30, 2008 compared with $165.5 million at December 31, 2007. The concentration of construction loans was 24.0% of the total loan portfolio at June 30, 2008 compared with 34.7% at December 31, 2007. Shore Bank contributed $223.7 million to the loan portfolio at June 30, 2008. The primary lending program for Shore Bank has been in residential and commercial real estate loans. Of the loans acquired from Shore Bank, approximately 59.4% were residential real estate loans and 32.2% were commercial real estate loans.

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through ongoing credit review processes, the Company conducts an independent and comprehensive allowance analysis of its loan portfolio at least quarterly. The allowance for loan losses was $8.5 million, or 1.18% of outstanding loans, as of June 30, 2008 compared with $5.0 million, or 1.06% of outstanding loans, as of December 31, 2007. Shore Bank contributed $2.9 million to the allowance at June 30, 2008. The allowance increased due to growth in the loan portfolio and uncertain economic conditions. Management considers the allowance for loan losses to be adequate. Management classifies as non-performing those loans in nonaccrual status, those loans on which payment has been delinquent for 90 days or more, and real estate acquired in the settlement of loans. Total non-performing assets were $3.4 million or 0.40% of total assets at June 30, 2008 compared with $2.6 million or 0.47% of total assets at December 31, 2007. Nonaccrual loans at June 30, 2008 were $1.6 million and consisted of one commercial loan and one residential real estate loan. Loans past due 90 days or more at June 30, 2008 were $1.4 million and consisted of four real estate loans and three commercial loans. Other real estate owned was $355 thousand and consisted of one residential property.

The Company’s investment portfolio consists primarily of available-for-sale U.S. Agency, mortgage-backed securities, and equity securities. At June 30, 2008, the estimated market value of investment securities held by the Company was $36.8 million, down $5.6 million, or 13.2%, from $42.4 million at December 31, 2007. The decrease was the result of maturities of investment securities with a par value of $4.0 million netted against the purchase of investment securities with a par value of $813 thousand along with the change in unrealized gains or losses on available-for-sale investment securities and amortization/accretion of premiums/discounts on the remaining investment securities. Additionally, in the first half of 2008, the Company sold investment securities with a par value of $18.0 million and recorded a pre-tax gain on the sale of those investments of $457 thousand. Shore Bank contributed $16.5 million in investment securities at June 30, 2008.

Deposits are the primary source of the Company’s funds for use in lending and general business purposes. The Company’s balance sheet growth is largely determined by the availability of deposits in its market, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at June 30, 2008 increased $204.2 million, or 47.3%, to $635.7 million compared to $431.5 million at December 31, 2007. Changes in the deposit categories include an increase of $19.0 million or 18.9% in noninterest bearing demand deposits, an increase of $68.4 million or 169.7% in interest bearing demand deposits and an increase of $16.9 million or 20.6% in savings accounts from December 31, 2007 to June 30, 2008.

Total time deposits increased $99.9 million, or 47.9%, from December 31, 2007 to June 30, 2008. The overall increase in deposits was a result of the acquisition of SFC, with Shore Bank contributing deposits of $205.5 million at June 30, 2008.

Federal Home Loan Bank borrowings increased $18.3 million or 34.5% to $71.3 million at June 30, 2008 compared to $53.0 million at December 31, 2007. This increase was primarily a result of the acquisition of SFC as Shore Bank had outstanding Federal Home Loan Bank borrowings of $27.7 million at June 30, 2008 netted against repayments of $9.4 million during the first half of 2008. In May 2008, the Company also borrowed $23.0 million to finance the purchase of SFC. This loan has a variable rate of prime minus one percent with annual principal reduction payments. The loan requires that we maintain certain covenants and as of June 30, 2008 all of those covenants were met.

Results of Operations

During the first six months of 2008, the Company had net income of $3.13 million, a decrease of 3.3% over net income of $3.26 million in the first six months of 2007. The decrease in net income in the first six months of 2008 resulted primarily from the effects of the declining interest rate environment coupled with expenses related to the integration of Shore Bank’s operations. Diluted earnings per share decreased to $0.29 per share for the first six months of 2008 compared with $0.31 per share for the six months ending June 30, 2007. Return on average total assets for the first six months of 2008 decreased to 1.02% from 1.32% for the first six months of 2007. Return on average shareholders’ equity decreased in the first six months of 2008 to 7.95% from 9.29% for the first six months of 2007. During the three months ended June 30, 2008, net income decreased $56 thousand or 3.2% over the same period in 2007. Diluted earnings per share decreased 11.8% to $0.15 per share for the three months ended June 30, 2008 compared with $0.17 per share for the three months ended June 30, 2007. The decrease in diluted earnings per share reflected the issuance of 2.7 million shares related to the acquisition of SFC.

Net interest income for the first six months of 2008 was $11.1 million, a decrease of $711 thousand or 6.0% compared with the first six months of 2007. Net interest income for the three months ended June 30, 2008 decreased $339 thousand or 5.6% over the same period in 2007. The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. The Company’s net interest margin decreased from 5.07% during the first six months of 2007 to 3.81% for the same period in 2008. During the period beginning September 18, 2007 and ending March 18, 2008, the Federal Open Market Committee reduced the target federal funds rate by 300 basis points. This reduction in rates is expected to have an adverse effect on the net interest margin throughout 2008. The Company’s net interest margin for the three months ended June 30, 2008 was 3.73% compared with 5.08% for the three months ended June 30, 2007.

The Company’s interest earning assets consist primarily of loans, investment securities, interest-bearing deposits in other banks, and overnight funds sold. Interest income on loans, including fees, increased $1.0 million to $17.9 million for the six months ended June 30, 2008 compared to the same time period during 2007. This increase resulted from the $117.7 million increase in average loans and was partially offset by a 151 basis point decrease experienced in the average interest yield. Interest income on loans increased 5.0% to $9.2 million for the three months ended June 30, 2008 compared with the same period in 2007. The valuation of Shore Bank’s loan portfolio, which is being amortized over forty months beginning in June 2008, reduced interest income on loans by $31 thousand in the second quarter of 2008. Interest income on investment securities decreased $305 thousand to $907 thousand for the six months ended June 30, 2008 compared to the same time period during 2007. The $15.5 million decrease in the average investment securities balance netted against a 10 basis point increase in the average interest yield produced this decrease. For the three months ended June 30, 2008, interest income on investment securities decreased 30.0% to $418 thousand compared with the same period in 2007. Interest income on interest-bearing deposits in other banks increased $74 thousand for the six months ended June 30, 2008 compared to the same time period during 2007. This increase was the result of the $10.3 million increase in average interest-bearing deposits and was offset by a 241 basis point decrease in the average interest yield. Interest income on interest bearing deposits decreased 14.2% to $99 thousand for the three months ended June 30, 2008 compared with the same period in 2007. Interest income on overnight funds sold increased $17 thousand to $46 thousand for the six months ended June 30, 2008 compared to the same time period during 2007. This increase was due to the $3.0 million increase in average overnight funds sold netted against the 297 basis point decrease experienced in the average interest yield. Interest income on overnight funds sold increased $34 thousand to $40 thousand for the three months ended June 30, 2008 compared with the same period in 2007.

The Company’s interest bearing liabilities consist of deposit accounts and other borrowings. Interest expense from deposits increased $1.3 million to $6.7 million for the six months ended June 30, 2008 compared to the same time period during 2007. This increase resulted from the $100.3 million increase in average interest bearing deposits netted against a 39 basis point decrease in the average rate. Interest expense on deposits increased 16.7% to $3.3 million in the second quarter of 2008 compared with the same period in 2007. The valuation of certain Shore Bank deposits, being amortized over eleven months beginning June 2008, decreased interest expense on deposits by $49 thousand in the second quarter of 2008. Interest expense from borrowings, which consists of FHLB borrowings, other borrowings, and overnight funds purchased, increased $282 thousand to $1.3 million for the six months ended June 30, 2008 compared to the same time period during 2007. The $11.0 million increase in average borrowings and the 12 basis point increase in the average interest rate on borrowings produced this result. Interest expense on borrowings increased 24.3% to $735 thousand during the second quarter of 2008 compared with the same period in 2007. The valuation of Shore Bank’s borrowings, being amortized over fourteen months beginning in June 2008, decreased interest expense on borrowings by $25 thousand in the second quarter of 2008.

During the first six months of 2008, the Company recorded net loan recoveries of $6 thousand and a provision for loan losses in the amount of $544 thousand. The provision for loan losses increased due to an increase in total loans and an increase in non-performing assets of $1.8 million in the first six months of 2008 compared with the same period in 2007. During the first six months of 2007, the Company recorded a provision for loan losses of $468 thousand. During the second quarter of 2008, the Company recorded net loan charge-offs of $1 thousand and a provision for loan losses of $274 thousand.

The Company reported an increase in total noninterest income of $1.1 million, or 62.3%, for the first six months of 2008 compared to the same period in 2007. Service charges on deposit accounts, the Company’s primary source of noninterest income, increased $156 thousand or 15.9% to $1.1 million for the first six months of 2008 compared to the same period in 2007. Other service charges and fees increased $477 thousand, or 62.0%, for the first six months of 2008 compared to the first six months of 2007. During the first half of 2008, the Company recorded a pre-tax gain on the sale of investment securities of $457 thousand resulting from the sale of investment securities with a par value of $18 million. During the second quarter of 2008, the Company sold a piece of land originally intended for expansion prior to moving the corporate headquarters to downtown Norfolk, Virginia. A gain of $511 thousand resulted from the sale of this property. Noninterest income comprised 13.0% of total revenue in the first six months of 2008 compared to 8.8% in the first six months of 2007. During the three months ended June 30, 2008, noninterest income increased $865 thousand compared with the same period in 2007. Shore Bank contributed $306 thousand in noninterest income in the second quarter of 2008.

Noninterest expense represents the overhead expenses of the Company. Total noninterest expense increased $484 thousand, or 6.0%, for the first six months of 2008 compared to the first six months of 2007. This increase was attributable primarily to a 26.8% increase in occupancy expense related to the opening of the Company’s eighteenth branch location in the Edinburgh section of Chesapeake as well as expenses related to Shore Bank’s locations during June 2008. Salaries and employee benefits decreased $91 thousand to $5.0 million in the first six months on 2008 compared with the same period in 2007. Data processing expense, another category of noninterest expense, posted an increase of $102 thousand for the first six months of 2008 compared to the first six months of 2007, resulting from an upgrade to imaged file capture cash letter processing. Other noninterest expenses posted an increase of 13.8% to $2.1 million which includes intangible assets amortization expense of $92 thousand, for the first six months of 2008 compared to the same time period during 2007. During the second quarter of 2008 noninterest expense increased 14.1% to $4.7 million compared with $4.1 million for the same period in 2007. Shore Bank contributed $825 thousand in noninterest expense in the second quarter of 2008.

Income tax expense for the first six months of 2008 and 2007 was $1.6 million and $1.7 million, respectively. The Company’s effective tax rate was 34.2% and 34.0% in 2008 and 2007, respectively, and differed in 2008 from the statutory rate of 34.0% due primarily to nondeductible expenses.

Average Balance Sheet and Net Interest Margin Analysis

The table below presents the average interest earning assets and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin for the six months ended June 30, 2008 and 2007.

	June 2008 Annualized			June 2007 Annualized
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest Earning Assets
Loans	$522,028	$36,029	6.90%	$404,369	$34,023	8.41%
Investment Securities	41,752	1,824	4.37	57,250	2,445	4.27
Interest Bearing Deposits with Banks	16,049	448	2.79	5,786	301	5.20
Overnight Funds Sold	4,084	93	2.28	1,124	59	5.25

Total Interest Earning Assets	583,913	38,394	6.58	468,529	36,828	7.86

Noninterest Earning Assets
Cash and Due from Banks	15,390			16,031
Premises and Equipment	14,012			12,033
Other Assets	12,937			7,039
Less: Allowance for Loan Losses	(5,832)			(4,166)

Total Assets	$620,420			$499,466

Liabilities and Shareholders’ Equity
Interest Bearing Liabilities
Interest Bearing Demand Deposits	$51,460	$631	1.23%	$41,654	$679	1.63%
Savings Deposits	87,594	2,079	2.37	77,005	2,753	3.58
Time Deposits	239,035	10,783	4.51	159,111	7,561	4.75

Total Interest Bearing Deposits	378,089	13,493	3.57	277,770	10,993	3.96

Other Borrowings	57,831	2,655	4.59	46,832	2,093	4.47

Total Interest Bearing Liabilities	435,920	16,148	3.70	324,602	13,086	4.03

Noninterest Bearing Liabilities
Demand Deposits	97,404			97,754
Other Liabilities	7,763			6,358
Shareholders’ Equity	79,333			70,752

Total Liabilities and Shareholders’ Equity	$620,420			$499,466

Net Interest Income		$22,246			$23,742

Net Interest Spread			2.87%			3.83%

Net Interest Margin			3.81%			5.07%

Note: Annualized interest income from loans included fees of $432,176 in 2008 and $705,680 in 2007.

      Nonaccrual loans are not material and are included in loans above.

Effect of Changes in Rate and Volume on Net Interest Income

	2008 Compared to 2007			2007 Compared to 2006
	Interest Income/ Expense Variance	Variance Attributable to		Interest Income/ Expense Variance	Variance Attributable to
(In thousands)		Rate	Volume		Rate	Volume
Interest Earning Assets
Loans	$2,006	$(3,241)	$5,247	$8,777	$197	$8,580
Investment Securities	(621)	58	(679)	(405)	175	(580)
Interest-Bearing Deposits with Other Banks	147	(52)	199	4	(2)	6
Overnight Funds Sold	34	(10)	44	(194)	4	(198)

Total Interest Earning Assets	1,566	(3,245)	4,811	8,182	374	7,808

Interest Bearing Liabilities
Deposits	2,500	(934)	3,434	4,028	1,967	2,061
Other Borrowings	562	58	504	865	226	639

Total Interest Bearing Liabilities	3,062	(876)	3,938	4,893	2,193	2,700

Net Interest Income	$(1,496)	$(2,369)	$873	$3,289	$(1,819)	$5,108

Note: The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute dollar amounts of the change in each.

Capital Resources and Liquidity

Total shareholders’ equity increased $33.8 million, or 45.9%, to $107.4 million at June 30, 2008 compared to $73.7 million at December 31, 2007. As of June 30, 2008, the Company, Bank of Hampton Roads, and Shore Bank were all considered “well-capitalized”, the highest category of capitalization defined by the Federal Reserve Bank. The Company continually monitors current and projected capital adequacy positions of the Company, Bank of Hampton Roads, and Shore Bank. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives, and returns to the shareholders in the form of dividends.

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. At June 30, 2008, cash and due from banks, overnight funds sold, interest-bearing deposits in other banks, and investment securities and loans maturing within one year were $498.4 million, or 58.9% of total assets. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements including federal funds lines with large regional and national banking institutions. These available lines total approximately $25.5 million, none of which were outstanding at June 30, 2008 or December 31, 2007. Federal funds purchased during the first six months of 2008 and 2007 averaged $81 thousand and $301 thousand, respectively.

The Company has a credit line in the amount of $235.4 million at Federal Home Loan Bank (“FHLB”). This line may be utilized for short and/or long term borrowing. The Company utilized the credit line for overnight funding during the first six months of 2008 and 2007 with average balances of $1.0 million and $133 thousand, respectively. Long-term FHLB borrowings were $71.3 million and $53.0 million at June 30, 2008 and December 31, 2007, respectively.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. For more information on the Company’s off-balance sheet arrangements, see Note 8 of the Notes to Consolidated Financial Statements contained in the 2007 Form 10-K. Total financial instruments with off-balance-sheet risk as of June 30, 2008 were $$166 million, a 25% increase from December 31, 2007. Shore Bank contributed $52 million of the June 30, 2008 total.

Contractual Obligations

The Company’s contractual obligations consist of FHLB borrowings, other borrowings, time deposits, and operating lease obligations. The most significant changes in the Company’s contractual obligations since December 31, 2007 were the time deposits contributed by Shore Bank of $93 million and the $23 million borrowing from Compass Bank utilized to fund the cash portion of the merger consideration to the former shareholders of SFC.

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

Goodwill and Other Intangible Assets

The Company adopted FAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under FAS No. 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $59,903 for the three months ended June 30, 2008. There was no amortization expense charged to operations in previous periods.

Allowance for Loan Losses

The allowance for loan losses reflects the estimated losses resulting from the inability of borrowers to make required loan payments. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

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

Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). The Standard will significantly change the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes the criteria for how an acquiring entity in a business combination recognizes the assets acquired and liabilities assumed in the transaction; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. Acquisition related costs including finder’s fees, advisory, legal, accounting valuation and other professional and consulting fees are required to be expensed as incurred. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early implementation is not permitted. The Company does not expect the implementation to have a material impact on its consolidated financial statements.

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

In June 2008, the FASB finalized Staff Position (“FSP”) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The FASB also concluded that because the FSP applies to all outstanding unvested share-based payment awards that contain right to nonforfeitable dividends, changes in an entity’s forfeiture estimates from one reporting period to the next do not affect the computation of earnings per share, other than for the increase or decrease in compensation cost as a result of the application of SFAS 123(R), Share-Based Payment. The transition guidance in the FSP requires an entity to retroactively adjust all prior-period earnings-per-share computations to reflect the FSP’s provisions. The retroactive adjustments encompass earnings-per-share computations included in interim financial statements. Early adoption of the FSP is not permitted. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the effect that this FSP will have on its financial statements when implemented.

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

•	Directors and officers have significant voting power; and

•	The Company may not be able to realize all of the anticipated benefits of the merger with SFC.

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

The expected effect on net interest income for the twelve months following June 30, 2008 and December 31, 2007 due to a shock in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

(in thousands)	June 30, 2008 Change in Net Interest Income		December 31, 2007 Change in Net Interest Income
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$3,927	13.04%	$4,494	19.39%
+ 100 basis points	1,813	6.02	2,249	9.70
- 100 basis points	(1,262)	(4.19)	(2,230)	(9.62)
- 200 basis points	N/A	N/A	(4,333)	(18.69)

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

The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of June 30, 2008.

ITEM 4 – CONTROLS AND PROCEDURES

As of June 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings pursuant to the Securities Exchange Act of 1934. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003 by which management was authorized to repurchase an unlimited number of shares of the Company’s common stock in open market and privately negotiated transactions. During the first six months of 2008, the Company repurchased 64,964 shares of its common stock. The Company did not repurchase any shares of common stock other than through this publicly announced plan. Detail for the share repurchase transactions conducted during the second quarter of 2008 appears below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2008 - April 30, 2008	682	$11.50	682	—
May 1, 2008 - May 31, 2008	—	—	—	—
June 1, 2008 - June 30, 2008	7,972	13.13	7,972	—
Total	8,654	$13.00	8,654	—

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 22, 2008.

The shareholders of the Company voted in favor to adopt the Agreement and Plan of Merger, dated as of January 8, 2008, by and among Hampton Roads Bankshares, Inc, and Shore Financial Corporation, and to approve the transactions contemplated by the merger agreement, including the merger of Shore Financial Corporation with and into Hampton Roads Bankshares, Inc. with 7,483,250 shares, representing 72.2% of the outstanding stock voting for, 64,069 shares voting against, and 3,736 shares abstained.

The shareholders of the Company voted in favor to adopt an amendment to the articles of incorporation of Hampton Roads Bankshares, Inc. to revise Article VIII to allow for shareholder approval of certain transactions by majority vote provided that the board of directors had approved and recommended such action by at least two-thirds vote with 7,475,378 shares, representing 72.1% of the outstanding stock voting for, 28,274 shares voting against, and 47,402 shares abstained.

The shareholders of the Company elected the following individuals as directors of the Company: Roland Carroll Smith, Sr. with 8,035,103 shares, representing 77.5% of shares voting for the election and 85,772 shares withheld, Bobby L. Ralph with 8,020,501 shares, representing 77.4% of shares voting for the election and 100,374 shares withheld, and Emil A. Viola with 8,055,156 shares, representing 77.7% of shares voting for the election and 65,719 shares withheld.

The shareholders of the Company voted for the election of Yount, Hyde & Barbour, P.C. as the Company’s independent registered public accounting firm for 2008 with 8,082,533 shares, representing 78.0% of the outstanding stock ratifying the election, 16,608 shares voting against, and 21,733 shares abstained.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Articles of Incorporation of Hampton Roads Bankshares, Inc., as amended, are filed herewith.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, attached as Exhibit 3.2 to the Registrant’s Quarterly Report of Form 10-Q for the period ended September 30, 2007, incorporated herein by reference.

4.1	Specimen of Common Stock Certificate, attached as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference.

10.1	Fourth Amendment to Employment Agreement by and between Hampton Roads Bankshares, Inc. and Jack W. Gibson, dated as of May 27, 2008, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, incorporated herein by reference. *

10.2	Fourth Amendment to Employment Agreement by and between Hampton Roads Bankshares, Inc. and Donald W. Fulton, Jr., dated as of May 27, 2008, attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, incorporated herein by reference. *

10.3	First Amendment to Employment Agreement by and between Hampton Roads Bankshares, Inc. and Douglas J. Glenn, dated as of May 27, 2008, attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, incorporated herein by reference. *

10.4	Amendment No. 2 to the Supplemental Retirement Agreement between Bank of Hampton Roads and Jack W. Gibson, dated May 27, 2008, attached as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, incorporated herein by reference. *

10.5	Supplemental Retirement Agreement between Bank of Hampton Roads and Douglas J. Glenn, dated May 27, 2008, attached as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, incorporated herein by reference. *

10.6	Credit Agreement between Compass Bank and Hampton Roads Bankshares, Inc., dated May 29, 2008, attached as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, incorporated herein by reference.

10.7	Pledge Agreement between Compass Bank and Hampton Roads Bankshares, Inc., dated May 29, 2008, attached as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, incorporated herein by reference.

10.8	Employment Agreement by and between Shore Bank, Hampton Roads Bankshares, Inc. and Scott C. Harvard, dated as of June 1, 2008, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, incorporated herein by reference. *

10.9	Restrictive Covenant Agreement by and between Hampton Roads Bankshares, Inc. and Scott C. Harvard, dated as of June 1, 2008, attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, incorporated herein by reference. *

10.10	Deferred Compensation Agreement by and between Shore Bank and Scott C. Harvard, dated as of June 1, 2008, attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, incorporated herein by reference. *

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer is filed herewith.

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer is filed herewith.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, is filed herewith.

*	Management contracts and compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: August 11, 2008	/s/ Lorelle L. Fritsch,
Lorelle L. Fritsch
Senior Vice President and Chief Financial Officer (On behalf of the Registrant and as principal financial officer)