Form 10-Q
period 2008-09-30
HAMPTON ROADS BANKSHARES INC
filed 2008-11-05
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2008.

Common Stock, $0.625 Par Value	13,223,776 Shares

HAMPTON ROADS BANKSHARES, INC.

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets

	(Unaudited) September 30, 2008	December 31, 2007
Assets:
Cash and due from banks	$17,940,684	$19,757,428
Overnight funds sold	480,784	182,906
Interest-bearing deposits in other banks	1,102,885	5,623,271
Investment securities available-for-sale, at fair value	33,509,087	42,377,325
Federal Home Loan Bank stock	6,034,900	3,330,000
Federal Reserve Bank stock	2,364,400	1,374,000

Loans	796,874,608	477,149,232
Allowance for loan losses	(8,692,083)	(5,042,583)

Net loans	788,182,525	472,106,649

Premises and equipment, net	24,686,827	11,967,151
Interest receivable	3,181,827	2,431,347
Other real estate owned	1,126,514	—
Deferred tax assets, net	778,320	2,658,404
Intangible assets	31,097,453	—
Other assets	7,338,412	2,019,647

Total assets	$917,824,618	$563,828,128

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest bearing demand	$125,031,482	$100,553,404
Interest bearing:
Demand	107,361,442	40,298,614
Savings	89,335,471	82,092,848
Time deposits:
Less than $100,000	231,930,118	114,832,724
$100,000 or more	121,740,635	93,679,157

Total deposits	675,399,148	431,456,747
Federal Home Loan Bank borrowings	99,263,095	53,000,000
Other borrowings	28,000,000	—
Interest payable	2,044,671	1,636,231
Other liabilities	4,597,901	4,075,136

Total liabilities	809,304,815	490,168,114

Shareholders’ equity:
Preferred stock, no par value. Authorized 1,000,000 shares; none issued and outstanding	—	—
Common stock, $0.625 par value. Authorized 40,000,000 shares; issued and outstanding 13,220,945 shares in 2008 and 10,314,899 shares in 2007	8,263,090	6,446,812
Capital surplus	74,895,724	42,677,083
Retained earnings	25,592,152	24,486,335
Accumulated other comprehensive income (loss), net of tax	(231,163)	49,784

Total shareholders’ equity	108,519,803	73,660,014

Total liabilities and shareholders’ equity	$917,824,618	$563,828,128

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Interest Income:
Loans, including fees	$11,915,218	$9,279,311	$29,831,542	$26,151,149
Investment securities	439,733	570,540	1,346,912	1,782,797
Overnight funds sold	4,025	4,715	50,440	33,771
Interest-bearing deposits in other banks	11,298	86,488	234,528	235,980

Total interest income	12,370,274	9,941,054	31,463,422	28,203,697

Interest Expense:
Deposits:
Demand	391,947	174,277	705,984	511,173
Savings	382,400	753,221	1,416,517	2,118,228
Time deposits:
Less than $100,000	1,692,278	1,061,393	4,662,535	2,903,280
$100,000 or more	1,221,531	1,029,512	3,613,256	2,936,763

Interest on deposits	3,688,156	3,018,403	10,398,292	8,469,444
Federal Home Loan Bank borrowings	915,963	614,591	2,141,235	1,640,220
Other borrowings	237,995	—	322,328	—
Overnight funds purchased	5,763	2,377	16,122	14,745

Total interest expense	4,847,877	3,635,371	12,877,977	10,124,409

Net interest income	7,522,397	6,305,683	18,585,445	18,079,288
Provision for loan losses	279,824	270,000	824,150	738,000

Net interest income after provision for loan losses	7,242,573	6,035,683	17,761,295	17,341,288

Noninterest Income:
Service charges on deposit accounts	1,016,418	502,041	2,157,191	1,486,385
Gain on sale of debt securities	—	—	457,399	—
Other service charges and fees	784,084	322,004	2,030,822	1,091,252

Total noninterest income	1,800,502	824,045	4,645,412	2,577,637

Noninterest Expense:
Salaries and employee benefits	3,135,668	2,546,738	8,190,538	7,692,997
Occupancy	936,959	419,954	1,969,912	1,234,571
Data processing	427,456	143,222	840,650	454,068
Other	2,040,433	943,107	4,140,407	2,788,254

Total noninterest expense	6,540,516	4,053,021	15,141,507	12,169,890

Income before provision for income taxes	2,502,559	2,806,707	7,265,200	7,749,035
Provision for income taxes	806,531	970,214	2,434,750	2,651,529

Net income	$1,696,028	$1,836,493	$4,830,450	$5,097,506

Earnings Per Share:

Basic earnings per share	$0.13	$0.18	$0.42	$0.50

Diluted earnings per share	$0.13	$0.18	$0.41	$0.49

Basic weighted average shares outstanding	13,143,464	10,236,941	11,545,825	10,229,282
Effect of dilutive stock options and non-vested stock	179,394	221,456	125,008	210,179

Diluted weighted average shares outstanding	13,322,858	10,458,397	11,670,833	10,439,461

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

Nine months ended September 30, 2008 and year ended December 31, 2007

					Accumulated Other
	Common Stock			Retained	Comprehensive
	Shares	Amount	Capital Surplus	Earnings	Income (Loss)	Total
Balance at December 31, 2006	10,251,336	$6,407,085	$42,105,666	$22,091,191	$(441,399)	$70,162,543

Comprehensive income:
Net income	—	—	—	6,810,613	—	6,810,613
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $253,033	—	—	—	—	491,183	491,183

Total comprehensive income						7,301,796
Shares issued related to:
401(k) plan	11,020	6,888	130,311	—	—	137,199
Executive savings plan	11,686	7,304	138,187	—	—	145,491
Regional board fees	1,893	1,183	22,807	—	—	23,990
Exercise of stock options	93,599	58,499	648,108	—	—	706,607
Dividend reinvestment	165,991	103,744	2,145,935	—	—	2,249,679
Stock-based compensation expense	11,864	7,415	329,835	—	—	337,250
Common stock repurchased	(232,490)	(145,306)	(2,961,937)	—	—	(3,107,243)
Tax benefit of stock option exercises	—	—	118,171	—	—	118,171
Cash dividends ($0.43 per share)	—	—	—	(4,415,469)	—	(4,415,469)

Balance at December 31, 2007	10,314,899	$6,446,812	$42,677,083	$24,486,335	$49,784	$73,660,014

(Unaudited)
Comprehensive income:
Net income	—	$—	$—	$4,830,450	$—	$4,830,450
Change in unrealized gain (loss) on securities available-for-sale, net of taxes of $5,912	—	—	—	—	20,933	20,933
Reclassification adjustment for securities gains included in net income, net of taxes of ($155,519)	—	—	—	—	(301,880)	(301,880)

Total comprehensive income						4,549,503
Shares issued related to:
Executive savings plan	11,582	7,239	114,432	—	—	121,671
Regional board fees	8,510	5,319	104,670	—	—	109,989
Exercise of stock options	102,470	64,043	448,713	—	—	512,756
Dividend reinvestment	142,746	89,216	1,595,863	—	—	1,685,079
Acquisition of Shore Financial Corporation	2,713,425	1,695,891	29,508,497	—	—	31,204,388
Common stock repurchased	(72,687)	(45,430)	(850,839)	—	—	(896,269)
Stock-based compensation expense	—	—	111,121	—	—	111,121
Options acquired in merger	—	—	1,164,292	—	—	1,164,292
Tax benefit of stock option exercises	—	—	21,892	—	—	21,892
Cash dividends ($0.33 per share)	—	—	—	(3,724,633)	—	(3,724,633)

Balance at September 30, 2008	13,220,945	$8,263,090	$74,895,724	$25,592,152	$(231,163)	$108,519,803

See accompanying notes to the consolidated financial statements (unaudited).

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007
Operating Activities:
Net income	$4,830,450	$5,097,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	952,184	664,427
Provision for loan losses	824,150	738,000
Regional board fees	109,989	19,591
Stock-based compensation expense	111,121	293,191
Net amortization of premiums and accretion of discounts on investment securities	(59,353)	1,313
Amortization of intangible assets	381,506	—
Gain on sale of premises and equipment	(519,390)	(531)
Gain on sale of debt securities	(457,399)	—
Other than temporary impairment of investments	396,594	—
Deferred income tax benefit	(803,068)	(721,191)
Changes in:
Interest receivable	287,668	(268,179)
Other assets	(455,045)	(260,795)
Interest payable	(242,761)	434,190
Other liabilities	(2,047,373)	2,050,117

Net cash provided by operating activities	3,309,273	8,047,639

Investing Activities:
Proceeds from maturities and calls of debt securities available-for-sale	9,126,801	11,154,693
Proceeds from sale of debt securities	18,457,399	—
Purchase of debt securities available-for-sale	(2,000,000)	(1,242,107)
Purchase of equity securities available-for-sale	(812,896)	—
Proceeds from sales of Federal Home Loan Bank stock	3,683,500	405,000
Purchase of Federal Home Loan Bank stock	(4,252,700)	(1,047,100)
Proceeds from sales of Federal Reserve Bank stock	—	5,150
Purchase of Federal Reserve Bank stock	(865,600)	(1,100)
Net increase in total loans	(97,703,102)	(78,145,647)
Purchase of premises and equipment	(3,308,578)	(323,289)
Proceeds from sale of premises and equipment	763,850	—

Net cash used in investing activities	(76,911,326)	(69,194,400)

Financing Activities:
Net increase in deposits	35,589,220	48,109,229
Repayments of Federal Home Loan Bank borrowings	(90,713,667)	(8,000,000)
Proceeds from Federal Home Loan Bank borrowings	102,847,000	23,000,000
Proceeds from other borrowings	28,000,000	—
Cash acquired in merger	16,165,634	—
Cash paid in merger	(22,045,882)	—
Common stock repurchased	(888,426)	(2,299,123)
Issuance of shares to 401(k) plan	—	137,199
Issuance of shares to executive savings plan	121,671	145,491
Proceeds from exercise of stock options	504,913	242,119
Excess tax benefit realized from stock options exercised	21,892	21,981
Dividends paid, net	(2,039,554)	(1,605,945)

Net cash provided by financing activities	67,562,801	59,750,951

Decrease in cash and cash equivalents	(6,039,252)	(1,395,810)
Cash and cash equivalents at beginning of period	25,563,605	26,798,551

Cash and cash equivalents at end of period	$19,524,353	$25,402,741

Supplemental cash flow information:
Cash paid during the period for interest	$12,469,537	$9,690,219
Cash paid during the period for income taxes	3,400,000	2,935,000

Supplemental noncash information:
Dividends reinvested	$1,685,079	$1,679,276
Value of shares exchanged in exercise of stock options	7,843	206,455
Change in unrealized gain (loss) on securities	(430,554)	424,630
Transfer between loans and other real estate owned	1,129,514	69,552
Transfer between premises and equipment and loans	—	25,000

Transactions related to acquisition of subsidiary
Increase in assets and liabilities
Loans, net	$220,449,679	$—
Securities	18,510,458	—
Other assets	13,676,851	—
Non interest bearing deposits	33,331,029	—
Interest bearing deposits	175,070,879	—
Borrowings	34,228,333	—
Other liabilities	3,221,339	—
Issuance of common stock and stock options	32,368,680	—

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2008

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

The Company’s principal executive office is located at 999 Waterside Drive, Suite 200, Norfolk, VA 23510 and its telephone number is (757) 217-1000. The Company’s common stock trades on the Nasdaq Global Select Market under the symbol “HMPR”.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”). The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE B – ACQUISITION OF SHORE FINANCIAL

On June 1, 2008 pursuant to the terms of the Agreement and Plan of Merger, dated as of January 8, 2008 (the “Shore Merger Agreement”) by and between the Company and Shore Financial Corporation (“SFC”) the Company acquired all of the outstanding shares of SFC. The shareholders of SFC received, for each share of SFC common stock that they owned immediately prior to the effective time of the merger, either $22 per share in cash or 1.8 shares of common stock of the Company. Pursuant to the terms of the Shore Merger Agreement, shareholders of SFC had the opportunity to elect to receive cash, shares of common stock of the Company, or a combination of both, subject to allocation and proration procedures ensuring that no less than 25% and no more than 45% of the total merger consideration was cash and the remainder was common stock of the Company. In addition, at the effective time of the merger, each outstanding option to purchase shares of SFC’s common stock under any stock plans vested pursuant to its terms and was converted into an option to acquire the number of shares of the Company’s common stock equal to the number of shares of SFC common stock underlying the option multiplied by 1.8. The exercise price of each option was adjusted accordingly. The aggregate purchase price was approximately $55.2 million, including common stock valued at $31.2 million calculated by multiplying the 2,715,425 shares issued, by the Company’s stock price on the day the merger was announced of $11.50, SFC stock held by the Company as an investment of $0.8 million, stock options exchanged valued at $1.2 million, cash of $21.0 million and direct costs of the merger of $1.0 million.

Net assets acquired are shown in the table below (in thousands).

Securities available for sale	$18,510
Loans, net	220,450
Goodwill	22,185
Core deposit intangible	9,117
Employee agreement intangible	160
Other assets	30,656

Total assets aquired	301,078
Deposits	208,402
Borrowings	34,228
Other liabilities	3,221
Total liabilities assumed	245,851

Net assets aquired	$55,227

The merger transaction was accounted for under the purchase method of accounting and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The merger resulted in $22.1 million of goodwill and $9.1 million of core deposit intangibles. The core deposit intangible was based on an independent valuation and will be amortized over the estimated life of the core deposits of nine years, based on undiscounted cash flows. In order to finance the merger transaction, the Company borrowed $23 million. The loan has a variable interest rate of prime minus one percent and matures in July 2018. The loan requires that the Company meet certain covenants and as of September 30, 2008, all covenants were met.

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

The Company’s consolidated financial statements include the results of operations of Shore Bank only from the date of acquisition. A pro forma condensed consolidated income statement for the nine months ended September 30, 2008 is shown as if the merger occurred at the beginning of the period as follows:

Interest income	$37,999
Interest expense	15,751

Net interest income	22,248
Provision for loan losses	1,079

Net interest income after provision for loan losses	21,169
Noninterest income	6,061
Noninterest expense	19,883

Income before income taxes	7,347
Income tax expense	3,152

Net income	$4,195

Basic EPS	$0.40
Diluted EPS	$0.39

NOTE C – STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, on January 1, 2006 and, accordingly, uses the fair-value method to account for stock-based compensation. Fair-value of stock options is estimated at the date of grant using a lattice option pricing model.

Stock-based compensation expense recognized in the consolidated statements of income for the nine months ended September 30, 2008 and September 30, 2007 was $111,121 and $293,191, respectively, with a related tax benefit of $20,831 and $76,359, respectively. During the first nine months of 2008 and 2007, stock-based compensation expense was comprised of $63,532 and $127,570, respectively, related to stock options which vested during the period, and $47,589 and $165,621, respectively, related to share awards.

The Company has granted stock options to its directors and employees under stock compensation plans that have been approved by the Company’s shareholders. All outstanding options have 10-year terms and are either fully vested and exercisable at the date of grant or vest ratably over periods that range from one year to 10 years. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2008 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2007	858,156	$9.48	N/A	N/A
Acquired through merger	216,183	6.27	N/A	N/A
Granted	18,000	11.41	N/A	N/A
Forfeited	2,750	12.00	N/A	N/A
Exercised	102,470	5.00	N/A	N/A
Expired	1,651	10.36	N/A	N/A

Balance at September 30, 2008	985,468	$9.27	5.41	$917,716

The stock options acquired and granted through the merger with SFC in the second quarter of 2008 were valued at the time of the merger with a weighted-average grant-date fair value of $5.20. The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2007 was $2.13. Option valuation models require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a representative single measure of the fair value at which transactions may occur. The assumptions used to value the stock options acquired and granted through the merger in 2008 were as follows: risk-free interest rate of 3.34%, volatility of 34.30%, dividend yield of 3.93%, and expected option terms ranging from 1.3 years to 10.0 years. Expected volatility is based on historical volatility of the Company’s traded shares. The expected term is calculated by the lattice option pricing model using assumptions regarding the contractual term of the stock options, vesting periods, the exercise price to market stock price multiple experienced by the Company, and the historical employee exit rate.

The total intrinsic value of stock options exercised during the nine month periods ended September 30, 2008 and 2007 was $617,529 and $174,273, respectively. Cash received from stock option exercises for the nine month periods ended September 30, 2008 and 2007 was $504,915 and $242,130, respectively. The Company may issue new shares to satisfy stock option grants and as of September 30, 2008 there were 2,057,309 shares available under existing stock incentive plans that were approved by shareholders. However, shares may be repurchased in open market or privately negotiated transactions under certain circumstances. As of September 30, 2008, there was $314,639 of unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 3.52 years.

The Company has granted non-vested shares of common stock to certain directors and employees as part of incentive programs and to those directors who elected to use deferred directors’ fees to purchase non-vested shares of common stock. Non-vested shares of common stock awarded to employees and directors as part of incentive programs have vesting schedules that range from four to nine years and are expensed over the same schedules. Non-vested shares of common stock issued to directors as a method of deferring their directors’ fees are expensed at the time the fees are earned by the director. A summary of the Company’s non-vested share activity and related information for the nine months ended September 30, 2008 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2007	54,540	$11.23
Granted	—	—
Vested	32,623	11.13

Balance at September 30, 2008	21,917	$11.38

As of September 30, 2008, there was $183,741 of total unrecognized compensation cost related to non-vested shares of common stock. That cost is expected to be recognized over a weighted-average period of 3.98 years.

NOTE D – INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available-for-sale were:

	September 30, 2008		December 31, 2007
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
U.S. Agency securities	$22,052,871	$22,171,961	$40,943,608	$41,272,656
Mortgage-backed securities	1,509,913	1,529,351	641,785	641,174
State and Municipal securities	6,695,555	6,629,772	244,001	249,995
Equity securities	3,610,104	3,178,003	472,500	213,500

Total securities available-for-sale	$33,868,443	$33,509,087	$42,301,894	$42,377,325

During the third quarter of 2008, equity securities with an amortized cost of $396,594 were determined to be other than temporarily impaired. An impairment loss for the entire $396,594 was recognized in the third quarter of 2008. The remaining unrealized losses have been evaluated and are considered to be temporary impairments of the value of the issues. Management evaluates securities for other-than-temporary impairments at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

NOTE E – LOANS

Major classifications of loans are summarized as follows:

	September 30, 2008	December 31, 2007
Commercial	$143,134,115	$109,782,739
Construction	169,341,022	165,468,776
Real estate-commercial mortgage	256,645,244	151,600,649
Real estate-residential mortgage	196,747,362	38,523,593
Installment loans (to individuals)	30,990,266	11,976,075
Deferred loan fees and related costs	16,599	(202,600)

Total loans	$796,874,608	$477,149,232

Non-performing assets were as follows:

	September 30, 2008	December 31, 2007
Loans 90 days past due and still accruing interest	$600,690	$851,846
Nonaccrual loans	1,606,599	1,792,758
Real estate acquired in settlement of loans	1,126,514	—

Total non-performing assets	$3,333,803	$2,644,604

Information on impaired loans was as follows:

	September 30, 2008	December 31, 2007
Impaired loans for which an allowance has been provided	$2,322,606	$1,697,758
Impaired loans for which no allowance has been provided	442,593	—

Total impaired loans	$2,765,199	$1,697,758

Allowance provided for impaired loans, included in the allowance for loan losses	$628,936	$405,552

Average balance in impaired loans	$3,133,319	$1,782,143

Interest income recognized from impaired loans	$48,290	$19,952

NOTE F – ALLOWANCE FOR LOAN LOSSES

Transactions affecting the allowance for loan losses during the nine months ended September 30, 2008 and 2007 were as follows:

	2008	2007
Balance at beginning of period	$5,042,583	$3,910,943
Provision for loan losses	824,150	738,000
Loans charged off	(164,590)	(10,775)
Recoveries	58,191	9,098
Allowance acquired in merger	2,931,749	—

Balance at end of period	$8,692,083	$4,647,266

NOTE G – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

	September 30, 2008	December 31, 2007
Land	$7,532,205	$4,321,467
Buildings and improvements	16,261,140	6,145,170
Leasehold improvements	1,019,403	847,453
Equipment, furniture and fixtures	10,299,334	5,619,191

	35,112,082	16,933,281
Less accumulated depreciation and amortization	(10,425,255)	(4,966,130)

Premises and equipment, net	$24,686,827	$11,967,151

NOTE H – SUPPLEMENTAL RETIREMENT AGREEMENTS

The Company has entered into supplemental retirement agreements with several key officers and recognizes expense each year related to these agreements based on the present value of the benefits expected to be provided to the employees and any beneficiaries. The expense recognized during the first nine months of 2008 and 2007 was $495,000 and $377,540, respectively.

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. As of September 30, 2008 the Company had $32.3 million in Level 2 securities and $1.2 million in Level 3 securities.

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

Other Real Estate Owned

Certain assets such as other real estate owned are measured at fair value less cost to sell. The Company believes that the fair value component in its valuation follows the provisions of SFAS No. 157.

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

NOTE K – MERGER WITH GATEWAY FINANCIAL HOLDINGS, INC.

On September 23, 2008 the Company entered into an Agreement and Plan of Merger (the “Gateway Merger Agreement”) with Gateway Financial Holdings, Inc. (“GFH”). The Gateway Merger Agreement sets forth the terms and conditions of the Company’s acquisition of GFH through the merger of GFH with and into the Company (the “Gateway Merger”). Under the terms of the Gateway Merger Agreement, the Company will acquire all of the outstanding shares of GFH. The shareholders of GFH will receive, for each share of GFH common stock that they own immediately prior to the effective time of the Gateway Merger, 0.67 shares of common stock of the Company and for each share of GFH preferred stock that they own immediately prior to the effective time of the Gateway Merger, one share of the Company’s newly designated Series A Preferred Stock (which will have substantially the same power, designation, preferences, rights and qualifications, limitations and restrictions as the GFH Series A Preferred Stock) for each share of GFH Series A Preferred Stock that they own, and one share of the Company’s newly designated Series B Non-Convertible Non-Cumulative Perpetual Preferred Stock (which will have substantially the same powers, designations, preferences, rights and qualifications, limitations and restrictions as the GFH Series B Non-Convertible Non-Cumulative Perpetual Preferred Stock) for each share of GFH Series B Non-Convertible Non-Cumulative Perpetual Preferred Stock that they own. In addition, at the effective time of the Gateway Merger, each outstanding option to purchase shares of GFH’s common stock under any stock plans shall vest pursuant to its terms and shall be converted into an option to acquire the number of shares of the Company’s common stock equal to the number of shares of GFH common stock underlying the option multiplied by 0.67. The exercise price of each option will be adjusted accordingly. Furthermore, each share of GFH restricted stock, whether or not vested, will be converted into and become rights with respect to the Company’s common stock. Each share of GFH restricted stock will be converted into 0.67 shares of the Company’s common stock.

Further, on September 30, 2008, the Company loaned, on its own behalf or that of its subsidiaries, Bank of Hampton Roads and Shore Bank, $31,000,000 payable on demand. The loan is secured by a first priority lien on the stock of Gateway Bank and Trust.

NOTE L – BRANCH DEPOSIT ACQUISITION

On September 26, 2008, Shore Bank signed a Purchase and Assumption Agreement to acquire approximately $7 million in deposits from a Chevy Chase Bank branch located in Salisbury, Maryland. The transaction is subject to regulatory approvals and is expected to close in the fourth quarter of 2008.

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

Financial Condition

Total assets, a benchmark used by banks when comparing size, are the strongest indicator of the Company’s continuous growth. Average assets increased $191.7 million, or 37.6%, to a new high of $701.3 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Total assets at September 30, 2008 were $917.8 million, an increase of $354.0 million, or 62.8%, over December 31, 2007 total assets of $563.8 million. Shore Bank contributed total assets of $308.0 million at September 30, 2008.

As a community bank, the Company has a primary objective of meeting the business and consumer credit needs within its market where standards of profitability, client relationships and credit quality can be met. The loan portfolio grew $319.7 million, or 67.0%, to $796.9 million as of September 30, 2008 compared to December 31, 2007. Real estate commercial mortgages increased 69.3% to $256.6 million at September 30, 2008 compared to $151.6 million at December 31, 2007. Real estate residential mortgages increased 410.7% to $196.7 million at September 30, 2008 compared with $38.5 million at December 31, 2007. Commercial loans increased $33.4 million or 30.4% to $143.1 million at September 30, 2008 compared with $109.8 million at December 31, 2007. Installment loans to individuals increased 158.8% to $31.0 million at September 30, 2008 compared with $12.0 million at December 31, 2007. Construction loans increased to $169.3 million at September 30, 2008 compared with $165.5 million at December 31, 2007. The concentration of construction loans was 21.2% of the total loan portfolio at September 30, 2008 compared with 34.7% at December 31, 2007. Shore Bank contributed $245.5 million to the loan portfolio at September 30, 2008. The primary lending program for Shore Bank has been in residential and commercial real estate loans. Of the loans acquired from Shore Bank, approximately 59.4% were residential real estate loans and 32.2% were commercial real estate loans.

The Company continuously reviews its loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through ongoing credit review processes, the Company conducts an independent and comprehensive allowance analysis of its loan portfolio at least quarterly. The allowance for loan losses was $8.7 million, or 1.09% of outstanding loans, as of September 30, 2008 compared with $5.0 million, or 1.06% of outstanding loans, as of December 31, 2007. Shore Bank contributed $2.8 million to the allowance at September 30, 2008. The allowance increased due to growth in the loan portfolio and uncertain economic conditions. Management considers the allowance for loan losses to be adequate. Management classifies as non-performing those loans in nonaccrual status, those loans on which payment has been delinquent for 90 days or more, and real estate acquired in the settlement of loans. Total non-performing assets were $3.3 million or 0.36% of total assets at September 30, 2008 compared with $2.6 million or 0.47% of total assets at December 31, 2007. Nonaccrual loans at September 30, 2008 were $1.6 million and consisted of one commercial loan and three residential real estate loans. Loans past due 90 days or more at September 30, 2008 were $601 thousand and consisted of one real estate loan, one commercial loan and one installment loan. Other real estate owned was $1.1 million and consisted of three residential properties.

The Company’s investment portfolio consists primarily of available-for-sale U.S. Agency securities, mortgage-backed securities, state and municipal securities, and equity securities. At September 30, 2008, the estimated fair value of investment securities held by the Company was $33.5 million, down $8.9 million, or 20.9%, from $42.4 million at December 31, 2007. The decrease was the result of maturities of investment securities with a par value of $7.0 million netted against the purchase of investment securities with a par value of $2.8 million along with the change in unrealized gains or losses on available-for-sale investment securities and amortization/accretion of premiums/discounts on the remaining investment securities. Additionally, during the first nine months of 2008, the Company sold investment securities with a par value of $18.0 million and recorded a pre-tax gain on the sale of those investments of $457 thousand. Shore Bank contributed $15.6 million in investment securities at September 30, 2008.

Deposits are the primary source of the Company’s funds for use in lending and general business purposes. The Company’s balance sheet growth is largely determined by the availability of deposits in its market, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at September 30, 2008 increased $243.9 million, or 56.5%, to $675.4 million compared to $431.5 million at December 31, 2007. Changes in the deposit categories include an increase of $24.5 million or 24.3% in noninterest bearing demand deposits, an increase of $67.1 million or 166.4% in interest bearing demand deposits and an increase of $7.2 million or 8.8% in savings accounts from December 31, 2007 to September 30, 2008. Total time deposits increased $145.2 million, or 69.6%, from December 31, 2007 to September 30, 2008. The increase in deposits was a result of the acquisition of SFC, with Shore Bank contributing deposits of $199.5 million at September 30, 2008, as well as an increase in broker deposits of $54.0 million in the third quarter of 2008.

Federal Home Loan Bank (“FHLB”) borrowings increased $46.3 million or 87.3% to $99.3 million at September 30, 2008 compared to $53.0 million at December 31, 2007. This increase was primarily a result of the acquisition of SFC as Shore Bank had outstanding FHLB borrowings of $56.3 million at September 30, 2008 netted against repayments of $10.0 million during the first nine months of 2008. In May 2008, the Company also borrowed $23.0 million to finance the purchase of SFC. In September 2008, the Company took a $5.0 million advance on a line of credit. These loans have a variable rate of prime minus one percent with annual principal reduction payments. The loans require that the Company maintains certain covenants and as of September 30, 2008 all of those covenants were met.

Results of Operations

During the first nine months of 2008, the Company had net income of $4.8 million, a decrease of 5.2% over net income of $5.1 million in the first nine months of 2007. The decrease in net income in the first nine months of 2008 resulted primarily from the effects of the declining interest rate environment coupled with expenses related to the integration of Shore Bank’s operations. Diluted earnings per share decreased to $0.41 per share for the first nine months of 2008 compared with $0.49 per share for the nine months ending September 30, 2007. Return on average total assets for the first nine months of 2008 decreased to 0.92% from 1.34% for the first nine months of 2007. Return on average shareholders’ equity decreased in the first nine months of 2008 to 7.27% from 9.58% for the first nine months of 2007. During the three months ended September 30, 2008, net income decreased $140 thousand or 8.2% over the same period in 2007. Diluted earnings per share decreased 27.8% to $0.13 per share for the three months ended September 30, 2008 compared with $0.18 per share for the three months ended September 30, 2007. The decrease in diluted earnings per share reflected the issuance of 2.7 million shares related to the acquisition of SFC.

Net interest income for the first nine months of 2008 was $18.6 million, an increase of $506 thousand or 2.8% compared with the first nine months of 2007. Net interest income for the three months ended September 30, 2008 increased $1.2 million or 19.1% over the same period in 2007. The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. The Company’s net interest margin decreased from 5.05% during the first nine months of 2007 to 3.82% for the same period in 2008. During the period beginning September 18, 2007 and ending April 30, 2008, the Federal Open Market Committee reduced the target federal funds rate by 325 basis points. This reduction in rates is expected to have an adverse effect on the net interest margin throughout 2008. The Company’s net interest margin for the three months ended September 30, 2008 was 3.82% compared with 5.02% for the three months ended September 30, 2007.

The Company’s interest earning assets consist primarily of loans, investment securities, interest-bearing deposits in other banks, and overnight funds sold. Interest income on loans, including fees, increased $3.7 million to $29.8 million for the nine months ended September 30, 2008 compared to the same time period during 2007. This increase resulted from the $177.8 million increase in average loans and was partially offset by a 170 basis point decrease experienced in the average interest yield. Interest income on loans increased 28.4% to $11.9 million for the three months ended September 30, 2008 compared with the same period in 2007. The valuation of Shore Bank’s loan portfolio, which is being amortized over forty months beginning in June 2008, reduced interest income on loans by $126 thousand in 2008. Interest income on investment securities decreased $436 thousand to $1.3 million for the nine months ended September 30, 2008 compared to the same time period during 2007. The $13.5 million decrease in the average investment securities balance produced this decrease. For the three months ended September 30, 2008, interest income on investment securities decreased 22.9% to $440 thousand compared with the same period in 2007. Interest income on interest-bearing deposits in other banks decreased $1 thousand for the nine months ended September 30, 2008 compared to the same time period during 2007. This decrease was the result of the $5.3 million increase in average interest-bearing deposits netted against a 241 basis point decrease in the average interest yield. Interest income on interest-bearing deposits decreased 98.5% to $1 thousand for the three months ended September 30, 2008 compared with the same period in 2007. Interest income on overnight funds sold increased $17 thousand to $50 thousand for the nine months ended September 30, 2008 compared to the same time period during 2007. This increase was due to the $2.2 million increase in average overnight funds sold netted against the 294 basis point decrease experienced in the average interest yield. Interest income on overnight funds sold decreased 14.6% to $4 thousand for the three months ended September 30, 2008 compared with the same period in 2007.

The Company’s interest bearing liabilities consist of deposit accounts and other borrowings. Interest expense from deposits increased $1.9 million to $10.4 million for the nine months ended September 30, 2008 compared to the same time period during 2007. This increase resulted from the $137.7 million increase in average interest bearing deposits netted against a 69 basis point decrease in the average interest rate. Interest expense on deposits increased 22.2% to $3.7 million in the third quarter of 2008 compared with the same period in 2007. The valuation of certain Shore Bank deposits, being amortized over eleven months beginning June 2008, decreased interest expense on deposits by $195 thousand in 2008. Interest expense from borrowings, which consists of FHLB borrowings, other borrowings, and overnight funds purchased increased $825 thousand to $2.5 million for the nine months ended September 30, 2008 compared to the same time period during 2007. The $27.3 million increase in average borrowings netted against the 18 basis point decrease in the average interest rate on borrowings produced this result. Interest expense on borrowings increased 88.0% to $1.2 million during the third quarter of 2008 compared with the same period in 2007. The valuation of Shore Bank’s borrowings, being amortized over fourteen months beginning in June 2008, decreased interest expense on borrowings by $99 thousand in 2008.

During the first nine months of 2008, the Company recorded net loan charge offs of $106 thousand and a provision for loan losses in the amount of $824 thousand. The provision for loan losses increased due to growth in the loan portfolio and uncertain economic conditions. During the first nine months of 2007, the Company recorded a provision for loan losses of $738 thousand. During the third quarter of 2008, the Company recorded net loan charge-offs of $113 thousand and a provision for loan losses of $280 thousand.

The Company reported an increase in total noninterest income of $2.1 million, or 80.2%, for the first nine months of 2008 compared to the same period in 2007. Service charges on deposit accounts, the Company’s primary source of noninterest income, increased $759 thousand or 51.1% to $2.2 million for the first nine months of 2008 compared to the same period in 2007. Other service charges and fees increased $851 thousand, or 78.0%, for the first nine months of 2008 compared to the first nine months of 2007. During the first nine months of 2008, the Company recorded a pre-tax gain on the sale of investment securities of $457 thousand resulting from the sale of investment securities with a par value of $18 million. During the second quarter of 2008, the Company sold a piece of land originally intended for expansion prior to moving the corporate headquarters to downtown Norfolk, Virginia. A gain of $511 thousand resulted from the sale of this property. Noninterest income comprised 12.9% of total revenue in the first nine months of 2008 compared to 8.4% in the first nine months of 2007. During the three months ended September 30, 2008, noninterest income increased $976 thousand compared with the same period in 2007. Shore Bank contributed $1.2 million in noninterest income in the first nine months 2008.

Noninterest expense represents the overhead expenses of the Company. Total noninterest expense increased $3.0 million, or 24.4%, for the first nine months of 2008 compared to the first nine months of 2007. This increase was attributable primarily to a 59.6% increase in occupancy expense related to the opening of the Company’s eighteenth branch location in the Edinburgh section of Chesapeake as well as expenses related to Shore Bank’s locations since the acquisition in June 2008. Salaries and employee benefits increased $498 thousand to $8.2 million in the first nine months on 2008 compared with the same period in 2007. Data processing expense, another category of noninterest expense, posted an increase of $387 thousand for the first nine months of 2008 compared to the first nine months of 2007. Other noninterest expenses posted an increase of 48.5% to $4.1 million which includes intangible assets amortization expense of $366 thousand, for the first nine months of 2008 compared to the same time period during 2007. Additionally, the Company took an impairment loss of $397 thousand on equity securities deemed to be other than temporarily impaired in the third quarter of 2008. Shore Bank contributed $3.2 million in noninterest expense in the first nine months of 2008. During the third quarter of 2008, noninterest expense increased 61.4% to $6.5 million compared with $4.1 million for the same period in 2007.

Income tax expense for the first nine months of 2008 and 2007 was $2.4 million and $2.6 million, respectively. The Company’s effective tax rate was 33.5% and 34.2% in 2008 and 2007, respectively, and differed in 2007 from the statutory rate of 34.0% due primarily to nondeductible expenses. The difference in 2008 was primarily the result of tax advantaged investments in state and municipal securities.

Average Balance Sheet and Net Interest Margin Analysis

The table below presents the average interest earning assets and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin for the nine months ended September 30, 2008 and 2007.

	September 2008 Annualized			September 2007 Annualized
(In thousands)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets
Interest Earning Assets
Loans	$593,658	$39,848	6.71%	$415,897	$34,964	8.41%
Investment Securities	42,173	1,799	4.27%	55,644	2,384	4.28%
Interest-Bearing Deposits in other Banks	11,413	313	2.74%	6,130	316	5.15%
Overnight Funds Sold	3,055	67	2.19%	878	45	5.13%

Total Interest Earning Assets	650,299	42,027	6.46%	478,549	37,709	7.88%

Noninterest Earning Assets
Cash and Due from Banks	16,995			16,029
Premises and Equipment	17,409			11,970
Other Assets	23,339			7,310
Less: Allowance for Loan Losses	(6,783)			(4,296)

Total Assets	$701,259			$509,562

Liabilities and Shareholders’ Equity
Interest Bearing Liabilities
Interest Bearing Demand Deposits	$70,975	$943	1.33%	$41,428	$683	1.65%
Savings Deposits	89,795	1,893	2.11%	79,350	2,832	3.57%
Time Deposits	260,656	11,055	4.24%	162,997	7,808	4.79%

Total Interest Bearing Deposits	421,426	13,891	3.30%	283,775	11,323	3.99%

Other Borrowings	76,154	3,311	4.35%	48,884	2,213	4.53%

Total Interest Bearing Liabilities	497,580	17,202	3.46%	332,659	13,536	4.07%

Noninterest Bearing Liabilities
Demand Deposits	106,514			98,886
Other Liabilities	8,368			6,911
Shareholders’ Equity	88,797			71,106

Total Liabilities and
Shareholders’ Equity	$701,259			$509,562

Net Interest Income		$24,825			$24,173

Net Interest Spread			3.01%			3.81%

Net Interest Margin			3.82%			5.05%

Note:	Annualized interest income from loans included fees of $621,524 in 2008 and $1,056,023 in 2007.

Nonaccrual loans are not material and are included in loans above.

Effect of Changes in Rate and Volume on Net Interest Income

	2008 Compared to 2007			2007 Compared to 2006
(In thousands)	Interest Income/ Expense Variance	Variance Attributable to		Interest Income/ Expense Variance	Variance Attributable to
		Rate	Volume		Rate	Volume
Interest Earning Assets
Loans	$4,884	$(4,359)	$9,243	$8,777	$197	$8,580
Investment Securities	(585)	(10)	(575)	(405)	175	(580)
Interest-Bearing Deposits with Other Banks	(3)	(5)	2	4	(2)	6
Overnight Funds Sold	22	(6)	28	(194)	4	(198)

Total Interest Earning Assets	4,318	(4,380)	8,698	8,182	374	7,808

Interest Bearing Liabilities
Deposits	2,568	(1,435)	4,003	4,028	1,967	2,061
Other Borrowings	1,098	(100)	1,198	865	226	639

Total Interest Bearing Liabilities	3,666	(1,535)	5,201	4,893	2,193	2,700

Net Interest Income	$652	$(2,845)	$3,497	$3,289	$(1,819)	$5,108

Note:	The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute dollar amounts of the change in each.

Capital Resources and Liquidity

Total shareholders’ equity increased $34.9 million, or 47.3%, to $108.5 million at September 30, 2008 compared to $73.7 million at December 31, 2007. As of September 30, 2008, the Company, Bank of Hampton Roads, and Shore Bank were considered “well-capitalized”, the highest category of capitalization defined by the Federal Reserve Bank. The Company continually monitors current and projected capital adequacy positions of the Company, Bank of Hampton Roads, and Shore Bank. Maintaining adequate capital levels is integral to providing stability to the Company, resources to achieve the Company’s growth objectives, and returns to the shareholders in the form of dividends.

Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. At September 30, 2008, cash and due from banks, overnight funds sold, interest-bearing deposits in other banks, and investment securities and loans maturing within one year were $530.9 million, or 57.8% of total assets. As a result of the Company’s management of liquid assets and the ability to generate liquidity through liability funding, management believes the Company maintains overall liquidity sufficient to satisfy its depositors’ requirements and meet its customers’ credit needs.

The Company also maintains additional sources of liquidity through a variety of borrowing arrangements including federal funds lines with large regional and national banking institutions. These available lines total approximately $18.5 million, none of which were outstanding at September 30, 2008 or December 31, 2007. Federal funds purchased during the first nine months of 2008 and 2007 averaged $837 thousand and $254 thousand, respectively.

The Company has available credit lines in the amount of $117.8 million at FHLB. These lines may be utilized for short and/or long term borrowing. The Company utilized the credit lines for overnight funding during the first nine months of 2008 and 2007 with average balances of $10.3 million and $88 thousand, respectively. Long-term FHLB borrowings were $95.6 million and $53.0 million at September 30, 2008 and December 31, 2007, respectively.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. For more information on the Company’s off-balance sheet arrangements, see Note 8 of the Notes to Consolidated Financial Statements contained in the 2007 Form 10-K. Total financial instruments with off-balance-sheet risk as of September 30, 2008 were $139 million, a 4.9% increase from December 31, 2007. Shore Bank contributed $49 million of the September 30, 2008 total.

Contractual Obligations

The Company’s contractual obligations consist of FHLB borrowings, other borrowings, time deposits, and operating lease obligations. The most significant changes in the Company’s contractual obligations since December 31, 2007 were the time deposits contributed by Shore Bank of $83.8 million as of September 30, 2008 and the $23.0 million borrowing from Compass Bank utilized to fund the cash portion of the merger consideration to the former shareholders of SFC.

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

Goodwill and Other Intangible Assets

The Company adopted FAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. Accordingly, goodwill is no longer subject to amortization over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under FAS No. 142, acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the asset can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful life. The cost of purchased deposit relationships and other intangible assets, based on independent valuation, are being amortized over their estimated lives not to exceed fifteen years. Amortization expense charged to operations was $382 thousand for the nine months ended September 30, 2008. There was no amortization expense charged to operations in previous periods.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No.160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The Company does not expect the implementation of SFAS 162 to have a material impact on its consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP FAS 157-2 delays the effective date of SFAS 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for items within the scope of this FSP. Examples of items to which the deferral would and would not apply are listed in the FSP. The Company does not expect the implementation of FSP 157-2 to have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations, and other U.S. generally accepted accounting principles. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the implementation of FSP 142-3 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. The FSP requires that issuers of such instruments should separately account for the liability (debt) and equity (conversion option) components in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company does not expect the implementation of FSP APB 14-1 to have a material impact on its consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective upon issuance, including prior periods for which financial statements have not been issued.

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

•	Directors and officers have significant voting power;

•	The failure of the Company of GFH to obtain the required shareholder approval or the companies to obtain regulatory approvals for the merger;

•	Any material adverse change in the financial condition, results of operations or prospects of either the Company or GFH;

•	The Company may not be able to realize all of the anticipated benefits of the merger with GFH; and

•	Other risk factors described in Item 1A of Part II below.

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

The expected effect on net interest income for the twelve months following September 30, 2008 and December 31, 2007 due to a shock in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

	September 30, 2008		December 31, 2007
(in thousands)	Change in Net Interest Income		Change in Net Interest Income
	Amount	%	Amount	%
Change in Interest Rates:
+ 200 basis points	$3,102	8.52%	$4,494	19.39%
+ 100 basis points	1,404	3.86	2,249	9.70
- 100 basis points	(858)	(2.36)	(2,230)	(9.62)
- 200 basis points	N/A	N/A	(4,333)	(18.69)

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

The Company had no derivative financial instruments, foreign currency exposure, or trading portfolio as of September 30, 2008.

ITEM 4 – CONTROLS AND PROCEDURES

As of September 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings pursuant to the Securities Exchange Act of 1934. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of operations, the Company may become a party to legal proceedings. Currently, the Company is not party to any material legal proceedings.

ITEM 1A – RISK FACTORS

The following are additional risk factors from those disclosed in the 2007 Form 10-K:

As a result of the Gateway Merger, the Company will create two new series of preferred stock that will have rights that are senior to those of its common shareholders before the merger.

GFH has outstanding 23,266 shares of Series A Preferred Stock and 37,550 shares of Series B Non-Convertible Non-Cumulative Perpetual Preferred Stock. Pursuant to the Gateway Merger Agreement, the shares of Series A Preferred Stock and Series B Non-Convertible Non-Cumulative Perpetual Preferred Stock will, in each case, be exchanged for a newly-designated series of preferred stock of the Company, having substantially the same powers, designations, preferences, rights and qualifications, limitations and restrictions as the stock so converted. Each of the newly-designated series of preferred stock of the Company will be senior to its shares of common stock. As a result, the Company must make dividend payments on each series of the preferred stock before any dividends can be paid on its common stock and, in the event of its bankruptcy, dissolution or liquidation, the holders of each series of the preferred stock must be satisfied before any distributions can be made on its common stock. The Company will have the right to defer distributions on its preferred stock for any period of time, during which time no dividends may be paid on its common stock.

The U.S. government’s plan to purchase large amounts of illiquid, mortgage-backed and other securities from financial institutions may not be effective and/or it may not be available to the Company.

In response to the financial crises affecting the banking system and financial markets and the going concern threats to the ability of investment banks and other financial institutions, the U.S. Congress adopted the new Emergency Economic Stabilization Act of 2008 (“EESA”). The primary feature of the EESA is the establishment of a troubled asset relief program (“TARP”), under which the U.S. Treasury Department will purchase up to $700 billion of troubled assets, including mortgage-backed and other securities, from financial institutions for the purpose of stabilizing the financial markets and to purchase capital stock from these financial institutions. There can be no assurance as to what impact it will have on the financial markets, including the extreme levels of volatility currently being experienced. The failure of the U.S. government to execute this program expeditiously could have a material adverse effect on the financial markets, which in turn could materially and adversely affect the Company’s business, financial condition and results of operations. Since the rules and guidelines of the TARP have not yet been published, the Company is unable to assess whether participation in the program would be beneficial to it.

The U.S. government’s plan to provide TARP Senior Preferred Stock capital to financial institutions may not be available to the Company.

The Company intends to apply for TARP Senior Preferred Stock capital which may be furnished by the U. S. Treasury. This capital may be used to retire more costly debt or stock or for other uses. However, no assurances can be given that this capital will be available to the Company.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003 by which management was authorized to repurchase an unlimited number of shares of the Company’s common stock in open market and privately negotiated transactions. During the first nine months of 2008, the Company repurchased 72,687 shares of its common stock. The Company did not repurchase any shares of common stock other than through this publicly announced plan. Details for the share repurchase transactions conducted during the third quarter of 2008 appear below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2008-July 31, 2008	—	—	—	—
August 1, 2008-August 31, 2008	7,724	$11.96	7,724	—
September 1, 2008-September 30, 2008	—	—	—	—
Total	7,724	$11.96	7,724	—

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Articles of Incorporation of Hampton Roads Bankshares, Inc., as amended, attached as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, incorporated herein by reference.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, attached as Exhibit 3.2 to the Registrant’s Quarterly Report of Form 10-Q for the period ended September 30, 2007, incorporated herein by reference.

4.1	Specimen of Common Stock Certificate, attached as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference.

10.1	Agreement and Plan of Merger, dated as of September 23, 2008, by and between Hampton Roads Bankshares, Inc. and Gateway Financial Holdings, Inc., including the form of certain Support Agreements, attached as Exhibit 2.1 to the Registrant’s Current Report of Form 8-K, incorporated herein by reference.

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer is filed herewith.

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer is filed herewith.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: November 5, 2008	/s/ Lorelle L. Fritsch
Lorelle L. Fritsch
Senior Vice President and
Chief Financial Officer
(On behalf of the Registrant
and as principal financial officer)