Form 10-K
period 2008-12-31
HAMPTON ROADS BANKSHARES INC
filed 2009-03-30
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the 11,177,119 voting shares held by non-affiliates based on the last sales price of $12.49 as of June 30, 2008 as recorded by Registrar and Transfer Company was $139,602,221.

The number of shares outstanding of the issuer’s common stock as of March 1, 2009 was 21,796,224 shares of Common Stock, par value $0.625 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2008 are incorporated by reference into Part II, which excerpts from the Annual Report are filed herewith as Exhibit 13.1.

Portions of the proxy statement for the annual shareholders’ meeting to be held May 21, 2009 are incorporated by reference into Part III.

Hampton Roads, Bankshares, Inc.

Form 10-K Annual Report

For the Year Ended December 31, 2008

ii

PART 1

ITEM 1 - BUSINESS

Overview

Unless the context otherwise requires, the terms “we,” “us,” or “our” refer to Hampton Roads Bankshares, Inc. and its consolidated subsidiaries on a combined basis.

Hampton Roads Bankshares, Inc., a Virginia corporation (the “Company”), was incorporated under the laws of the Commonwealth of Virginia on February 28, 2001, primarily to serve as a holding company for the Bank of Hampton Roads. On July 1, 2001, all Bank of Hampton Roads common stock, par value $0.625 per share, converted into the common stock of Hampton Roads Bankshares, Inc., par value $0.625 per share, on a share for share exchange basis, making the Bank of Hampton Roads a wholly-owned subsidiary of the Company. In January 2004, we formed Hampton Roads Investments, Inc. (“HR Investments”), a wholly-owned subsidiary, to provide securities, brokerage and investment advisory services.

On June 1, 2008, pursuant to the terms of the Agreement and Plan of Merger dated as of January 8, 2008 by and between the Company and Shore Financial Corporation (“SFC”), the Company acquired all of the outstanding shares of SFC. Shore Bank and its subsidiary, Shore Investments Inc., formerly wholly-owned subsidiaries of SFC, became wholly-owned subsidiaries of the Company.

On December 31, 2008, pursuant to the terms of the Agreement and Plan of Merger dated as of September 23, 2008 by and between the Company and Gateway Financial Holdings, Inc. (“GFH”), the Company acquired all of the outstanding shares of GFH. Gateway Bank & Trust Co. and its subsidiaries, Gateway Insurance Services, Inc., Gateway Investment Services, Inc., Gateway Bank Mortgage, Inc. and Gateway Title Agency, Inc., formerly wholly-owned subsidiaries of GFH, became wholly-owned subsidiaries of the Company.

GFH acquired the Bank of Richmond, N.A., effective June 1, 2007. Consequently, through its acquisition of GFH, the Company operates six financial centers in the Richmond metropolitan area and one in Charlottesville, Virginia.

Bank of Hampton Roads (“BOHR”) is a Virginia state-chartered commercial bank with 18 full service offices in the Hampton Roads region of southeastern Virginia, including nine offices in the city of Chesapeake, four offices in each of the cities of Norfolk and Virginia Beach and one office in the city of Suffolk. Bank of Hampton Roads commenced operations in 1987.

Shore Bank (“Shore”) is a Virginia state-chartered commercial bank with eight full service offices and an investment center located on the Delmarva Peninsula, otherwise know as the Eastern Shore. Shore operates on the Virginia and Maryland portions of the Eastern Shore, including the counties of Accomack and Northampton in Virginia and the Pocomoke City/Worcester County and Salisbury/Wicomico County market areas in Maryland. Shore’s subsidiary, Shore Investments, Inc., provides non-deposit investment products including stocks, bonds, mutual funds and insurance products through its location and Shore’s eight banking centers. Shore Investments has an investment in a Virginia title insurance agency that enables Shore to offer title insurance policies to its real estate loan customers. Shore Bank commenced operations in 1961.

Gateway Bank & Trust Co. (“Gateway”) is a North Carolina chartered commercial bank with thirty-three full-service offices, six insurance agency offices and investment, mortgage and title subsidiaries that support its banking operations in the Northeastern, Southeastern, and Research Triangle regions of North Carolina, the Hampton Roads region of southeastern Virginia, and Richmond, Virginia. Gateway has four wholly-owned operating subsidiaries. Gateway Insurance Services, Inc., an insurance agency with offices in Edenton, Hertford, Elizabeth City, Plymouth, Moyock, and Kitty Hawk, North Carolina, and the Hampton Roads area of Virginia, sells insurance products to businesses and individuals. Gateway Investment Services, Inc. assists Gateway Bank customers in their securities brokerage activities through an arrangement with an unaffiliated broker-dealer. As prescribed by this arrangement, Gateway Investment Services earns revenue through a commission sharing arrangement with the unaffiliated broker-dealer. Gateway Bank Mortgage, Inc. provides mortgage banking services with products that are sold on the secondary market. Gateway Title Agency, Inc. engages in title insurance and settlement services for real estate transactions. Gateway Bank and Trust began operations on December 1, 1998.

BOHR, Shore, and Gateway may be collectively referred to as the “Banks” throughout this document.

We do not participate in any industry segments outside of the financial services industry.

Our principal executive office is located at 999 Waterside Drive, Suite 200, Norfolk, VA 23510 and our telephone number is (757) 217-1000. Our common stock trades on the Nasdaq Global Select Market under the symbol “HMPR.”

Business

Principal Products or Services

We engage in a general community and commercial banking business, targeting the banking needs of individuals and small to medium sized businesses in our primary service areas which include South Hampton Roads, Virginia, the Northeastern, Southeastern and Research Triangle regions of North Carolina, the Eastern Shore of Virginia and Maryland, and Richmond, Virginia. Our principal business is to attract deposits and to loan or invest those deposits on profitable terms. We offer all traditional loan and deposit banking services, as well as telephone banking, Internet banking, remote deposit capture, and debit cards. We accept both commercial and consumer deposits. These deposits are in varied forms of both demand and time accounts including checking accounts, interest checking, money market accounts, savings accounts, certificates of deposit, and IRA accounts. Additionally, with the acquisitions of Shore and Gateway during 2008, we offer a network of eighty-four ATM machines to support our customers.

We are involved in the construction and real estate lending markets and extend both personal and commercial credit. Our loans consist of varying terms and can be secured or unsecured. Loans to individuals are for personal, household, and family purposes. Loans to businesses are for such purposes as working capital, plant expansion, and equipment purchases. Real estate loans are made for both residential and commercial properties. Loan revenues, in the form of interest income including fees, represented 83.53%, 85.50%, and 80.27% of our total consolidated operating revenues for the years ended December 31, 2008, 2007, and 2006, respectively.

Lending Activities

General. We offer a full range of commercial, real estate and consumer lending products and services, described in further detail below. Our loan portfolio is comprised of the following categories: commercial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment loans to individuals. Our primary lending objective is to meet business and consumer needs in our market areas while maintaining our standards of profitability and credit quality and enhancing client relationships. All lending decisions are based upon an evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan. With few exceptions, personal guarantees are required on all loans.

Commercial loans. We make commercial loans to qualified businesses in our market areas. Commercial loans are loans to businesses which are typically not collateralized by real estate. Generally, the purpose of commercial loans is for the financing of accounts receivable, inventory, or equipment and machinery. Commercial loans generally have a higher degree of risk than real estate loans and therefore have commensurately higher yields. The value of collateral securing real estate loans is more readily ascertainable and generally does not depreciate over time as does the collateral securing commercial loans. Repayment of commercial loans may be more substantially dependent upon the success of the business itself and therefore must be monitored more frequently. In order to reduce our risk, the Banks require regular updates of the business’s financial condition, as well as that of the guarantors, and regularly monitor accounts receivable and payable of such businesses when deemed necessary. Commercial loans accounted for 17.33% of our loan portfolio at December 31, 2008.

Construction loans. We make construction and development loans to individuals and businesses for the purpose of construction of single family residential properties, multi-family properties, and commercial projects as well as the development of residential neighborhoods and commercial office parks. BOHR and Gateway have been, and continue to be, leaders in the Hampton Roads construction and development market, while Shore maintains a successful construction lending business on the Eastern Shore of Virginia and Maryland. Our success is partially attributable to the years of experience held by senior management and the construction and development lending team at the Banks. In order to reduce risk on construction and development loans, the Banks fund these loans on an “as-completed” basis with experienced loan officers inspecting the properties before funding the requested amount. Larger, more complicated projects require independent inspections by an architectural or engineering firm approved by the Banks prior to funding. Additionally, risk is reduced in the construction and development portfolio by limiting lending for speculative building of both residential and commercial properties, based upon the borrower’s history with the Banks, financial strength and the loan-to-value ratio of such speculative property. The Banks rarely exceed 80% loan-to-value on any construction loan with the average project below 75% loan-to-value. An individual who borrows with the purpose of building a personal residence must provide evidence of a permanent mortgage as well as proof of the ability to build a home or a contract with a builder before the closing of the loan. Construction loans accounted for 34.45% of our loan portfolio at December 31, 2008.

Real estate-commercial mortgage. The Banks make commercial mortgage loans for the purchase and re-financing of owner occupied commercial properties as well as non-owner occupied income producing properties. These loans are secured by various types of commercial real estate including office, retail, warehouse, industrial, storage facilities, and other non-residential types of properties. Commercial mortgage loans typically have maturities or are callable from one to five years. Underwriting criteria for owner occupied commercial mortgages involves examination of debt service coverage ratios, the borrower’s creditworthiness and past credit history, and the guarantor’s personal financial condition. Underwriting for non-owner occupied commercial mortgages also involves examination of the current leases and financial strength of the tenants. Real estate-commercial mortgage loans accounted for 25.85% of our loan portfolio at December 31, 2008.

Real estate-residential mortgage. We offer a wide range of residential mortgage loans through both our affiliate, Tidewater Home Funding, LLC (“THF”) and our subsidiary, Gateway Bank Mortgage, Inc. The Company owns 19% of THF and accounts for its ownership using the equity method. Our residential mortgage portfolio held by the Banks include first and second lien mortgage loans, home equity lines of credit, and other term loans secured by first and second lien mortgages. Residential mortgage loans have historically been the lowest risk loans in the Banks’ portfolios due to the ease in which the value of the collateral is ascertained, although the risks involved with these loans has been on the rise lately due to falling home prices. First mortgage loans are generally made for the purchase of permanent residences, second homes, or residential investment property. Second mortgages and home equity loans are generally for personal, family and household purposes such as home improvements, major purchases, education, and other personal needs. Mortgages which are secured by a borrower’s primary residence are made on the basis of the borrower’s ability to repay the loan from his or her salary and other regular income as well as the general creditworthiness of the borrower. Mortgages secured by residential investment property are made based upon the same guidelines as well as the borrower’s ability to cover any cash flow shortages during the marketing of such property for rent. We do not engage in sub-prime or alt-A lending. Real estate-residential mortgage loans accounted for 20.30% of our loan portfolio at December 31, 2008.

Installment loans to individuals. Installment loans to individuals are made on a regular basis for personal, family, and general household purposes. More specifically, we make automobile loans, home improvement loans, loans for vacations, and debt consolidation loans. Due to low interest rates offered by auto dealership financial programs, this segment of the loan portfolio has decreased in recent years. While consumer financing may entail greater individual risk than real estate financing on a per loan basis, the relatively small principal balances of each loan mitigates the risk associated with this category of the portfolio. Installment loans to individuals accounted for 1.92% of our loan portfolio at December 31, 2008.

Deposits

We offer a broad range of interest-bearing and non-interest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing savings accounts, and certificates of deposit with a range of maturity date options. The primary sources of deposits are small and medium-sized businesses and individuals within our target markets. Additionally, we entered the national certificate of deposit market and the brokered certificate of deposit market during 2007. All deposits are insured by the FDIC up to the maximum amount permitted by law.

Telephone and Internet Banking

We believe there is a strong demand within our markets for telephone banking and Internet banking. These services allow both commercial and retail customers to access detailed account information and execute a wide variety of banking transactions, including balance transfers and bill payment. We believe these services are particularly attractive to our customers, as it enables them at any time to conduct their banking business and monitor their accounts. Telephone and Internet banking assist us in attracting and retaining customers and encourages our existing customers to consider us for all of their banking and financial needs.

Automatic Teller Machines

We have a network of eighty-four ATMs throughout our markets with all being accessible by the customers of our subsidiary banks. We also make other financial institutions’ ATMs available to our customers.

Other Products and Services

We offer other banking-related specialized products and services to our customers, such as travelers’ checks, coin counters, wire services, and safe deposit box services. Additionally, we offer our commercial customers various cash management products including remote deposit capture which allows them to make electronic check deposits from their offices. We issue letters of credit and standby letters of credit for some of our commercial customers, most of which are related to real estate construction loans. We have not engaged in any securitizations of loans.

The Company also offers other services that complement the core financial services offered by the Banks. Three of our wholly-owned subsidiaries, HR Investments, Shore Investments Inc., and Gateway Investment Services, Inc., provide securities, brokerage and investment advisory services and are capable of handling many aspects of wealth management including stocks, bonds, annuities, mutual funds, and financial consultation. Through our subsidiary, Gateway Title Agency, and via our investment in Bankers Title, LLC, we offer title insurance to our real estate loan customers. Additionally, the Company provides insurance products to businesses and individuals through its subsidiary insurance agency, Gateway Insurance Services, Inc.

Competition

The financial services industry remains highly competitive and constantly evolving. We experience strong competition in all aspects of our business.

In our market areas, which include the Hampton Roads cities of Virginia Beach, Norfolk, Chesapeake, Suffolk, and Portsmouth, the Northeastern, Southeastern and Research Triangle regions of North Carolina, the Eastern Shore of Virginia and Maryland and Richmond, Virginia, we compete with large national and regional financial institutions, savings and loans and other independent community banks, as well as credit unions, consumer finance companies, mortgage companies, loan production offices, and insurance companies. Many of these institutions have substantially greater assets and capital than we do. In many instances, these institutions have greater lending limits than we do. As of December 31, 2008, the Banks’ combined legal lending limit to one borrower was $48.6 million, unless we could sell participations in such a loan to other financial institutions. Competition for deposits and loans is affected by factors such as interest rates offered, the number and location of branches, types of products offered, and reputation of the institution. We believe that our pricing of products has remained competitive, but our historical success is primarily attributable to high quality service and community involvement.

Government Supervision and Regulation

General

As a financial holding company, we are subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. Other federal and state laws govern the activities of our bank subsidiaries, including the activities in which they may engage, the investments they make, the aggregate amount of loans they may grant to one borrower, and the dividends they may declare and pay to us. Our bank subsidiaries are also subject to various consumer and compliance laws. As Virginia state-chartered banks, the BOHR and Shore are primarily subject to regulation, supervision, and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission, while Gateway, a North Carolina bank, is subject to regulation, supervision, and regular examination by the North Carolina Banking Commission.

As Federal Reserve Members, our bank subsidiaries also are subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation (“FDIC”). Deposits are insured by the Deposit Insurance Fund, as administered by the FDIC, to the maximum amount permitted by law.

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

The Bank Holding Company Act

Under the Bank Holding Company Act, we are subject to periodic examination by the Federal Reserve and required to file periodic reports regarding our operations and any additional information that the Federal Reserve may require. Our activities at the bank holding company level are limited to:

•	banking, managing, or controlling banks;

•	furnishing services to or performing services for our subsidiaries; and

•	engaging in other activities that the Federal Reserve has determined by regulation or order to be so closely related to banking as to be a proper incident to these activities.

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

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with their regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and if the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.

In November 1999, Congress enacted the Gramm-Leach-Bliley Act (“GLBA”), which made substantial revisions to the statutory restrictions separating banking activities from other financial activities. Under the GLBA, bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in previously impermissible activities, such as insurance underwriting and securities underwriting and distribution. In addition, financial holding companies may also acquire or engage in certain activities in which bank holding companies are not permitted to engage in, such as travel agency activities, insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. We became a financial holding company in 2001.

Payment of Dividends

We are a legal entity separate and distinct from the Banks and our subsidiaries. Substantially all of our cash revenues will result from dividends paid to us by our bank subsidiaries and interest earned on short term investments. Our bank subsidiaries are subject to laws and regulations that limit the amount of dividends that they can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings, while under North Carolina banking law, dividends must be paid out of retained earnings and no cash dividends may be paid if payment of the dividend would cause the bank’s surplus to be less than 50% of its paid-in capital. Additionally, our bank subsidiaries may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the bank in any calendar year exceeds the total of the bank’s retained net income of that year to date, combined with its retained net income of the two preceding years, unless the dividend is approved by the Federal Reserve. Our bank subsidiaries may not declare or pay any dividend if, after making the dividend, the bank would be “undercapitalized,” as defined in the banking regulations.

The Federal Reserve and the states have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the states and the Federal Reserve have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

In addition, we are subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect our dividend policies. Regulators have indicated that financial holding companies should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition.

Insurance of Accounts, Assessments and Regulation by the FDIC

The deposits of our bank subsidiaries are insured by the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC.

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

•

Requiring the FDIC to conduct studies of three issues: (1) further potential changes to the deposit insurance system, (2) the appropriate deposit base in designating the reserve ratio and (3) the Corporation’s contingent loss reserving methodology and accounting for losses.

•

Requiring the Comptroller General to conduct studies of (1) federal bank regulators’ administration of the prompt corrective action program and recent changes to the FDIC deposit insurance system and (2) the organizational structure of the FDIC.

The FDIC is authorized to prohibit any insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the DIF. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution’s primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. We are unaware of any existing circumstances that could result in the termination of any of our bank subsidiaries’ deposit insurance.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations, and corporate reporting for companies, such as the Company, with equity or debt securities registered under the Securities Exchange Act of 1934, as amended. In particular, the Sarbanes-Oxley Act established: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) new certification responsibilities for the Chief Executive Officer and Chief Financial Officer with respect to the Company’s financial statements; (3) new standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for reporting companies and their directors and executive officers; and (5) new and increased civil and criminal penalties for violation of the federal securities laws.

Emergency Economic Stabilization Act of 2008

In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorizes the Secretary of Treasury (the “Secretary”) to purchase or guarantee up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program (“TARP”). Pursuant to authority granted under EESA, the Secretary has created the TARP Capital Purchase Program (“TARP CPP” or “CPP”) under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

Institutions participating in the TARP or CPP are required to issue warrants for common or preferred stock or senior debt to the Secretary. If an institution participates in the CPP or if the Secretary acquires a meaningful equity or debt position in the institution as a result of TARP participation, the institution is required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions or participate in the CPP will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial official or any of its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code. Additional standards with respect to executive compensation and corporate governance for institutions that have participated or will participate in the TARP (including the CPP) were enacted as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), described below.

CPP Participation

On December 31, 2008, and subsequent to the Company’s acquisition of Gateway Financial Holdings, Inc., as part of the CPP, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 80,347 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, no par value per share, having a liquidation preference of $1,000 per share (the “Series C Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 1,325,858 shares of the Company’s common stock, $0.625 par value per share (the “Common Stock”), at an initial exercise price of $9.09 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $80,347,000 in cash. This preferred stock is redeemable at par plus accrued and unpaid dividends subject to the approval of the Company’s primary banking regulators.

The Warrant is immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Common Stock, and upon certain issuances of Common Stock at or below a specified price relative to the then-current market price of Common Stock. The Warrant expires ten years from the issuance date. Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

American Recovery and Reinvestment Act of 2009

The ARRA was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate governance obligations on all current and future TARP recipients, including the Company, until the institution has redeemed the preferred stock, which TARP recipients are now permitted to do under the ARRA without regard to the three year holding period and without the need to raise new capital, subject to approval of its primary federal regulator. The executive compensation restrictions under the ARRA (described below) are more stringent than those currently in effect under the CPP, but it is yet unclear how these executive compensation standards will relate to the similar standards recently announced by the Treasury Department, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the Treasury Department. The ARRA amends Section 111 of the EESA to require the Secretary to adopt additional standards with respect to executive compensation and corporate governance for TARP recipients. The standards required to be established by the Secretary include, in part, (1) prohibitions on making golden parachute payments to senior executive officers and the next 5 most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP remains outstanding (the “Restricted Period”), (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of the subject employee’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that TARP CPP participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate, with the Secretary having authority to negotiate for reimbursement, and (4) a review by the Secretary of all bonuses and other compensation paid by TARP participants to senior executive employees and the next 20 most highly-compensated employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of the Act.

The ARRA also sets forth additional corporate governance obligations for TARP recipients, including requirements for the Secretary to establish standards that provide for semi-annual meetings of compensation committees of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans. TARP recipients are further required by the ARRA to have in place company-wide policies regarding excessive or luxury expenditures, permit non-binding shareholder “say-on-pay” proposals to be included in proxy materials, as well as require written certifications by the chief executive officer and chief financial officer with respect to compliance. The Secretary is required to promulgate regulations to implement the executive compensation and certain corporate governance provisions detailed in the ARRA.

Federal Deposit Insurance Corporation

Pursuant to the EESA, the maximum deposit insurance amount per depositor has been increased from $100,000 to $250,000 until December 31, 2009. Additionally, on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, the Secretary of the Treasury signed the systemic risk exception to the FDIC Act, enabling the FDIC to establish its Temporary Liquidity Guarantee Program (“TLGP”). Under the transaction account guarantee program of the TLGP, the FDIC will fully guarantee, until the end of 2009, all non-interest-bearing transaction accounts, including NOW accounts with interest rates of 0.5 percent or less and IOLTAs (lawyer trust accounts). The TLGP also guarantees all senior unsecured debt of insured depository institutions or their qualified holding companies issued between October 14, 2008 and June 30, 2009 with a stated maturity greater than 30 days. All eligible institutions were permitted to participate in both of the components of the TLGP without cost for the first 30 days of the program. Following the initial 30 day grace period, institutions were assessed at the rate of ten basis points for transaction account balances in excess of $250,000 for the transaction account guarantee program and at the rate of either 50, 75, or 100 basis points of the amount of debt issued, depending on the maturity date of the guaranteed debt, for the debt guarantee program. Institutions were required to opt-out of the TLGP if they did not wish to participate. The Company and its applicable subsidiaries elected to participate in both of these programs.

Capital Requirements

Each of the FDIC and the Federal Reserve Board has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. Under the risk-based capital requirements, we and our bank subsidiaries are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings, qualifying perpetual preferred stock, and minority interests in common equity accounts of consolidated subsidiaries, less certain intangibles. The remainder may consist of “Tier 2 Capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock, and a limited amount of the loan loss allowance and pretax net unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In summary, the capital measures used by the federal banking regulators are:

•

Total Risk-Based Capital ratio, which is the total of Tier 1 Capital (which includes common shareholders’ equity, trust preferred securities, minority interests and qualifying preferred stock, less goodwill and other adjustments) and Tier 2 Capital (which includes preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25% of risk-weighted assets and other adjustments) as a percentage of total risk-weighted assets

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

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan acceptable to the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any financial holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers. We are considered “well-capitalized” at December 31, 2008 and, in addition, our bank subsidiaries maintain sufficient capital to remain in compliance with capital requirements and are considered “well-capitalized” at December 31, 2008.

Other Safety and Soundness Regulations

There are significant obligations and restrictions imposed on financial holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event that the depository institution is insolvent or is in danger of becoming insolvent. These obligations and restrictions are not for the benefit of investors. Regulators may pursue an administrative action against any financial holding company or bank which violates the law, engages in an unsafe or unsound banking practice, or which is about to engage in an unsafe or unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil monetary penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain actions be undertaken. Under the policies of the Federal Reserve Board, we are required to serve as a source of financial strength to our subsidiary depository institutions and to commit resources to support the banks in circumstances where we might not do so otherwise.

The Bank Secrecy Act

Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the United States Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect, involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose. The USA PATRIOT Act of 2001, enacted in response to the September 11, 2001 terrorist attacks, requires bank regulators to consider a financial institution’s compliance with the BSA when reviewing applications from a financial institution. As part of its BSA program, the USA PATRIOT Act of 2001 also requires a financial institution to follow recently implemented customer identification procedures when opening accounts for new customers and to review U.S. government-maintained lists of individuals and entities that are prohibited from opening accounts at financial institutions.

Monetary Policy

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in United States government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against deposits held by federally insured banks. The Federal Reserve Board’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and international economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of our bank subsidiaries, their subsidiaries, or any of our other subsidiaries.

Transactions with Affiliates

Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by or is under common control with such bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same as, or at least as favorable to those that, the bank has provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee, and similar other types of transactions. Section 23B applies to “covered transactions” as well as sales of assets and payments of money to an affiliate. These transactions must also be conducted on terms substantially the same as, or at least favorable to those that, the bank has provided to non-affiliates.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer and to a principal shareholder of a bank, and to entities controlled by any of the foregoing, may not exceed, together with all other outstanding loans to such person and entities controlled by such person, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100,000,000, at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person, as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers, and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons.

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

The GLBA repeals sections 20 and 32 of the Glass-Steagall Act, thus permitting unrestricted affiliations between banks and securities firms. It also permits bank holding companies to elect to become financial holding companies. A financial holding company may engage in or acquire companies that engage in a broad range of financial services, including securities activities such as underwriting, dealing, investment, merchant banking, insurance underwriting, sales, and brokerage activities. In order to become a financial holding company, the bank holding company and all of its affiliated depository institutions must be well-capitalized, well-managed, and have at least a satisfactory Community Reinvestment Act rating. We became a financial holding company in 2001.

The GLBA provides that the states continue to have the authority to regulate insurance activities, but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations, or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in areas identified under the law. Under the law, the federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising, and disclosures.

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

Employees

As of December 31, 2008, we employed 721 people, of whom 678 were full time employees, including the Company’s Vice Chairman and eleven executive officers.

Subsequent Events

On January 27, 2009, the Company declared a cash dividend of $0.11 per share, payable March 15, 2009, to shareholders of record on February 27, 2009.

On January 29, 2009, the Company filed a Registration Statement on Form S-3 to fulfill its commitment to register the Series C Preferred Stock, the Warrant, the shares of Common Stock underlying the Warrant and Depositary Shares previously sold to the Treasury. This filing was subsequently declared effective on February 26, 2009.

Available Information

We maintain Internet websites at www.bankofhamptonroads.com, www.shorebank.com and www.trustgateway.com. These websites contain a link to our filings with the SEC on Form 10-K, Form 10-Q, and Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. The information is free of charge and may be reviewed, downloaded and printed from the website at any time. You may also read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these materials may be obtained at prescribed rates from the SEC at such address. These materials can also be inspected on the SEC’s web site at www.sec.gov.

ITEM 1A. – RISK FACTORS

Risk Factors

An investment in our common stock involves risks. You should carefully consider the risks described below in conjunction with the other information in this Form 10-K, including our consolidated financial statements and related notes, before investing in our common stock. If any of the following risks or other risks that have not been identified or that we may believe are immaterial or unlikely to actually occur, were to occur, then our business, financial condition and results of operations could be harmed. This could cause the price of our stock to decline, and you may lose part or all of your investment. This Form 10-K contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Past results are not a reliable indicator of future results, and historical trends should not be used to anticipate results or trends in future periods. Many factors, including those described below, could cause actual results to differ materially from those discussed in forward-looking statements.

Difficult market conditions have adversely affected our industry.

Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities, but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could adversely affect our business, financial condition and results of operations. Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

On October 3, 2008, President Bush signed ESSA into law. The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S.

Department of Treasury announced TARP CPP, a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions. On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”). Most recently, on February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which contains a wide array of provisions aimed at stimulating the U.S. economy.

There can be no assurance, however, as to the actual impact that the EESA, ARRA and their implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, ARRA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and the Amrican Recovery and Reinvestment Act of 2009 and their implementing regulations, and actions by the FDIC, cannot be predicted at this time.

The programs established or to be established under the EESA, ARRA and Troubled Asset Relief Program may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, participation in the TARP Capital Purchase Program will limit (without the consent of the Department of Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. It will also subject us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums even if we do not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The affects of participating or not participating in any such programs and the extent of our participation in such programs cannot reliably be determined at this time.

We may incur losses if we are unable to successfully manage interest rate risk.

Our profitability will depend in substantial part upon the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. These rates are normally in line with general market rates and rise and fall based on the asset liability committee’s view of our needs. However, we may pay above-market rates to attract deposits as we have done in some of our marketing promotions in the past. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, and the volume of loan originations in our mortgage banking business. We attempt to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and economic conditions generally. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments.

Because of our business of lending for construction and land development, a downturn in real estate markets could increase our credit losses and negatively affect our financial results.

Our loan portfolio includes a substantial amount of loans for construction and land development. At December 31, 2008, we had loans of $897.3 million, or 34.45% of total loans, outstanding to finance construction and land development. Many of our loans are secured by real estate in our market area. Consequently, a further decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

Risks of loan defaults and foreclosures are unavoidable in the banking industry, and we try to limit our exposure to these risks by monitoring our extensions of credit carefully. The economic implosion caused by the economic melt down in the last half of 2008 has increased the risk in our earning asset portfolios. The economy for the near-term is expected to be unsettled with the potential for more downturns. Since we cannot fully eliminate credit risk and impact of the current economy, credit losses may occur in the future.

We depend on the services of key personnel.

The loss of any of these personnel could disrupt our operations, and our business could suffer. Our success depends substantially on the banking relationships maintained with our customers and the skills and abilities of our executive officers and senior lending officers. We have entered into employment agreements with certain key personnel. The existence of such agreements, however, does not necessarily assure that we will be able to continue to retain their services. They provide valuable services to us and the unexpected loss of one or more of them could have an adverse impact on our business and possibly result in reduced revenues and earnings.

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

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. While we believe we compete effectively with these other financial institutions in our primary markets, we may face a competitive disadvantage to larger banks. If we have to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, our net interest margin and income could be negatively affected. Failure to compete effectively to attract new, or to retain existing, clients may reduce or limit our margins and our market share and may adversely affect our results of operations, financial condition and growth.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

We maintain an allowance for loan losses that we believe is a reasonable estimate of probable and inherent losses in our loan portfolio. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed our current estimates.

Although we believe the allowance for loan losses is a reasonable estimate of probable and inherent losses in our loan portfolio, we cannot fully predict such losses or that our loan loss allowance will be adequate in the future. Excessive loan losses could have a material impact on our financial performance. Consistent with our loan loss reserve methodology, we expect to make additions to our loan loss reserve levels as a result of our loan growth, which may affect our short-term earnings.

Regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in the amount of our provision or loans charged-off as required by these regulatory agencies could have a negative effect on our operating results.

We may not be able to successfully manage our growth, which may adversely affect our results of operations and financial condition.

Our business strategy calls for continued growth. We anticipate being able to support this growth through the mergers we executed during 2008, as well as through the generation of additional deposits at new branch locations and through investment opportunities. However, we may need to raise capital in the future to support our continued growth and to maintain our capital levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. We may not be able to obtain capital in the amounts or on terms satisfactory to us. Our growth may be constrained if we are unable to raise capital as needed. Further, if we raise capital through the sale of additional securities, it is possible that such issuance may be dilutive to the interests of existing shareholders.

Our ability to continue to grow also depends, in part, upon our ability to:

•	Open new branch offices or acquire existing branches or other financial institutions;

•	Attract deposits to those locations; and

•	Identify attractive loan and investment opportunities.

We may not be able to successfully implement our growth strategy if we are unable to identify attractive markets, locations or opportunities to expand in the future. Our ability to manage our growth successfully also will depend on whether we can maintain capital levels adequate to support our growth, maintain cost controls and asset quality and successfully integrate any businesses we acquire into our organization. As we continue to implement our growth strategy by opening new branches or acquiring branches or other banks, we expect to incur increased personnel, occupancy and other operating expenses. In the case of new branches, we must absorb those higher expenses while we begin to generate new deposits, and there is a further time lag involved in redeploying new deposits into attractively priced loans and other higher yielding earning assets. Thus, our plans for branch expansion could decrease our earnings in the short run, even if we efficiently execute our branching strategy.

We could sustain losses if our asset quality declines.

Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase, which could adversely affect our results of operations and financial condition.

Our recent results may not be indicative of our future results.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In addition, our recent and rapid growth may distort some of our historical financial ratios and statistics. In the future, we may be subject to various factors that may influence our performance such as the interest rate environment which can have drastic swings that impact our revenue stream and cost of funds, the state of the real estate market and the valuations associated with property that is collateral on loans, or the ability to find suitable expansion opportunities. Other factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

We serve a limited market area, and an economic downturn in one of our market areas could adversely affect our business.

Our current market area consists primarily of the South Hampton Roads portion of Virginia, Northeastern and Southeastern North Carolina, Richmond, Virginia and the Delmarva Peninsula. In the event of a severe economic downturn in one of these markets, the lack of geographic diversification could adversely affect banking business and, consequently, our results of operations and financial condition. Although our local economies are somewhat diverse, the military has a significant presence and tourism plays a major role in fueling these economies. In 2005, the federal government considered the possibility of military base closures. Although the government ultimately decided not to close any significant military bases in our market at this time, there is no guarantee that it will not do so in the future. A significant reduction in the military presence in our market, however, whether due to base closures or large troop deployments out of the area, could have a materially adverse impact on the local economy and potentially on our customers and our business.

If the value of real estate in our core market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With most of our loans concentrated in the Greater Metropolitan Hampton Roads and Richmond areas of Virginia, the Eastern Shore of Virginia and Maryland and the coastal and eastern Piedmont region of North Carolina, a further decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a further decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure loans with real estate collateral. At December 31, 2008, approximately 80.60% of our loans have real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

A significant part of GFH’s loan portfolio is unseasoned.

From the beginning of 2007 through September 30, 2008, GFH’s loan portfolio grew by approximately 30.9%, including approximately $168 million in loans acquired as a result of its acquisition of The Bank of Richmond, N.A., a Division of Gateway. It is difficult to assess the future performance of this part of GFH’s loan portfolio due to the recent origination of these loans. Industry experience shows that it takes several years for loan difficulties to become apparent. GFH can give no assurance that these loans will not become non-performing or delinquent, which could adversely affect our future performance.

Our operations and customers might be affected by the occurrence of a natural disaster or other catastrophic event in our market area.

Because a substantial portion of our loans are with customers and businesses located in the central and coastal portions of Virginia, North Carolina, and Maryland, catastrophic events, including natural disasters such as hurricanes which historically have struck the east coast of the United States with some regularity, or terrorist attacks, could disrupt our operations. Any of these natural disasters or other catastrophic events could have a negative impact on most or all of our offices and customer base, as well as the strength of our loan portfolio. Even though we carry business interruption insurance policies, make contingency plans and typically have provisions in our contracts that protect us in certain events, we might suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies or for which we do not have coverage. Any natural disaster or catastrophic event affecting us could have a significant negative impact on our operations.

The decline in the fair market value of various investment securities available-for-sale could result in future impairment losses.

As of December 31, 2008, the total amortized cost of the Company’s portfolio of investment securities available-for-sale, which includes both debt and equity securities, was approximately $149.8 million while the fair market value of our investment securities available-for-sale was approximately $149.6 million. As of December 31, 2008, the difference between the estimated fair value and amortized cost of the equity securities included within our available-for-sale investment portfolio was a net unrealized loss of $175 thousand, and an approximate $114 thousand unrealized loss net of tax, which was included in accumulated other comprehensive loss as a reduction in shareholder’s equity on our balance sheet.

On September 7, 2008, the United States Treasury placed Freddie Mac and Fannie Mae into conservatorship, two companies many institutions, including us, held as equity investments in their securities portfolios. Because Freddie Mac and Fannie Mae have been placed into conservatorship, companies holding these securities recognized significant losses after concluding the decline in the fair market value of these securities constituted an other-than-temporary impairment. Even after this impairment loss, the Company cannot guarantee it will not have to recognize in one or more future reporting periods additional impairment losses which could have a material adverse effect on its financial condition and results of operation.

A number of factors could cause the Company to conclude in one or more future reporting periods that any difference between the fair value and the amortized cost of any of its investment securities available-for-sale constitutes an other-than-temporary impairment. These factors include, but are not limited to, an increase in the severity of the unrealized loss on a particular security, an increase in the length of time unrealized losses continue without an improvement in value, a change in our intent or ability to hold the security for a period of time sufficient to allow for the forecasted recovery, or changes in market conditions or industry or issuer specific factors that would render us unable to forecast a full recovery in value.

Changes in interest rates could negatively impact our results of operations.

Our results of operations depend to a large extent on our net interest income, which is the difference between the interest income received on earning assets, such as loans, investment securities, and short-term investments, and interest expense incurred on deposit accounts and borrowings. The amount of net interest income we earn is influenced by market rates of interest, which in turn are influenced by monetary policy and other external factors, including competition. Net interest income also is influenced by our asset and liability management policies, the volume of our interest bearing assets and liabilities, and changes in the mix of those assets and liabilities, as well as growth in the respective categories. The relationship of interest rate changes to our financial condition and our results of operations is complex, however, and as a liability sensitive financial institution, our net interest income is likely to decline in a rising interest rate environment and to increase in a decreasing interest rate environment. We use various techniques to analyze the effects of changes in interest rates and utilize various strategies intended to mitigate any adverse effects. Due to the fact that most of our assets and liabilities are interest bearing instruments, our financial condition and results of operations are subject to interest rate risk. Although we attempt to manage interest rate risk, we cannot eliminate it.

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

We are subject to supervision by several governmental regulatory agencies. These regulations, and the interpretation and application of them by regulators, are beyond our control, may change rapidly and unpredictably, and can be expected to influence our earnings and growth. In addition, these regulations may limit our growth and the return to our investors by restricting activities such as the payment of dividends, mergers with, or acquisitions by, other institutions, investments, loans and interest rates, interest rates paid on deposits, and the creation of branch offices. Although these regulations impose costs on us, they are intended to protect depositors, and you should not assume that they protect your interests as a shareholder. The regulations to which we are subject may not always be in the best interests of investors.

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

As of March 1, 2009, our officers and directors beneficially owned 15.18% of our common stock. By voting against a proposal submitted to shareholders, the directors and officers may be able to make approval more difficult for proposals requiring the vote of shareholders such as mergers, share exchanges, asset sales, and amendments to our articles of incorporation.

We may fail to realize all of the anticipated benefits of the mergers with SFC and GFH.

The success of the mergers will depend, in part, on our ability to produce the anticipated positive effects on earnings, growth and operating efficiencies from combining the businesses of the Company, SFC, and GFH. If we are unable to achieve our objectives during and subsequent to the combination, the anticipated benefits of the mergers may not be fully realized at all or may take longer to realize than expected.

The long-term success of our recent merger with GFH will depend on a number of factors, including (but not limited to) Hampton Roads Bankshares’ ability to:

•	Timely and successfully integrate the operations of Hampton Roads Bankshares and GFH;

•	Maintain existing relationships with depositors in Gateway to minimize withdrawals of deposits subsequent to the merger;

•	Retain and attract qualified personnel at Hampton Roads Bankshares and Gateway;

•	Maintain and enhance existing relationships with borrowers;

•	Limit unanticipated losses from loans;

•	Control the incremental non-interest expense from Hampton Roads Bankshares to maintain overall operating efficiencies;

•	The incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•	Compete effectively in the communities served by Hampton Roads Bankshares and Gateway and in nearby communities.

ITEM 1B. - UNRESOLVED STAFF COMMENTS

There were no unresolved staff comments as of December 31, 2008.

ITEM 2 - PROPERTIES

We lease our executive offices, which are located at 999 Waterside Dr., Suite 200, Norfolk, VA 23510. The initial lease term of eleven years and two months began on June 1, 2005. There is one seven year renewal term. We operate from the locations listed below:

Accomac, VA—23349 Counsel Drive (8)	Lease
Cape Charles, VA—22468 Lankford Highway (3)	Own
Chapel Hill, NC—504 Meadowmont Village Center (3)	Lease
Charlottesville, VA—204 Albemarle Square (3)	Lease
Chesapeake, VA—201 Volvo Parkway (3)	Own
Chesapeake, VA—852 N. George Washington Highway (3)	Own
Chesapeake, VA—712 Liberty Street (3)	Own
Chesapeake, VA—4108 Portsmouth Boulevard (3)	Own
Chesapeake, VA—4720 Battlefield Boulevard S. (3)	Own
Chesapeake, VA—239 Battlefield Boulevard S. (3)	Own
Chesapeake, VA—111 Gainsboro Square (5)	Own
Chesapeake, VA—575 Cedar Road (3)	Lease Land/Own Building
Chesapeake, VA—1500 Mount Pleasant Road (3)	Lease Land/Own Building
Chesapeake, VA—1400 Kempsville Road (3)	Lease
Chesapeake, VA—1403 Greenbrier Parkway (3)	Lease
Chesapeake, VA—204 Carmichael Way (3)	Own
Chincoteague, VA—6350 Maddox Boulevard (3)	Own
Edenton, NC—322 S Broad Street (4)	Own
Elizabeth City, NC—112 Corporate Drive (6)	Own
Elizabeth City, NC—1145 N Road Street (1)	Lease Land/Own Building
Elizabeth City, NC—1404 W Ehringhaus Street (3)	Own
Elizabeth City, NC – 400 W Ehringhaus Street (4)	Own
Elizabeth City, NC—802 W Ehringhaus Street (2)	Lease
Emporia, VA—520 Main Street (3)	Own
Emporia, VA—100 Dominion Drive (3)	Own
Exmore, VA—4071 Lankford Highway (3)	Own
Hertford, NC—147 N Church Street (2)	Own
Kitty Hawk, NC—3600 Croatan Highway (1)	Own
Kitty Hawk, NC—5406 Croatan Highway (1)	Lease Land/Own Building
Midlothian, VA—13804 Hull Street (3)	Own
Moyock, NC—100 Moyock Commons Drive (4)	Own
Nags Head, NC—2808 @ Croatan Highway (5)	Lease
Newport News, VA—753 Thimble Shoals Boulevard (2)	Lease
Norfolk, VA—4500 E. Princess Anne Road (3)	Own
Norfolk, VA—539 21st Street (3)	Lease
Norfolk, VA—500 Plume Street (3)	Lease
Norfolk, VA—4037 East Little Creek Road (3)	Lease

Norfolk, VA—999 Waterside Drive, 1st Floor (3)	Lease
Norfolk, VA—999 Waterside Drive, 2nd Floor (6)	Lease
Onley, VA—25253 Lankford Highway (3)	Lease Land/Own Building
Onley, VA—25020 Shore Parkway (6)	Own
Parksley, VA—18426 Dunne Avenue (3)	Own
Plymouth, NC—433 US Highway 64 E (4)	Own
Pocomoke City, MD—103 Pocomoke Marketplace (3)	Lease
Raleigh, NC—2209 Century Drive (3)	Lease
Raleigh, NC—8470 Falls of Neuse Road (3)	Own
Raleigh, NC—2235 Gateway Access Point (3)	Own
Richmond, VA—5300 Patterson Avenue (3)	Own
Richmond, VA—2730 Buford Road (3)	Own
Richmond, VA—8905 Fargo Road (3)	Lease
Richmond, VA—8209 W Broad Street (3)	Own
Richmond, VA—12090 W Broad Street (3)	Own
Roper, NC—102 W Buncomb Street (3)	Own
Salisbury, MD—1503 S. Salisbury Boulevard (3)	Own
Salisbury, MD—100 West Main Street (3)	Own
Suffolk, VA—117 Market Street (3)	Own
Suffolk, VA—2825 Godwin Drive (3)	Own
Virginia Beach, VA—5472 Indian River Road (3)	Own
Virginia Beach, VA—1100 Dam Neck Road (3)	Own
Virginia Beach, VA—4460 Corporation Lane Suite 100 (3)	Lease
Virginia Beach, VA—713 Independence Boulevard (3)	Lease
Virginia Beach, VA—1580 Laskin Road (5)	Lease Land/Own Building
Virginia Beach, VA—641 Lynnhaven Parkway (7)	Own
Virginia Beach, VA—3801 Pacific Avenue (3)	Lease
Virginia Beach, VA—2098 Princess Anne Rd (3)	Lease Land/Own Building
Virginia Beach, VA—3001 Shore Dr (3)	Lease
Virginia Beach, VA—1316 N. Great Neck Road (3)	Lease
Virginia Beach, VA—281 Independence Boulevard (3)	Lease
Wake Forest, NC—152 Capcom Avenue (3)	Lease
Wilmington, NC—901 Military Cutoff Rd (3)	Own

(1)	Includes banking, investment brokerage and insurance services.
(2)	Insurance services only.
(3)	Banking services only.
(4)	Banking and insurance services.
(5)	Banking and investment brokerage services.
(6)	Operations center.
(7)	Banking and title insurance services.
(8)	Investment brokerage services only.

All of our properties are in good operating condition and are adequate for our present and anticipated future needs.

ITEM 3 - LEGAL PROCEEDINGS

In the ordinary course of our operations, we may become party to legal proceedings. Currently, we are not party to any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders was held on December 18, 2008.

The shareholders of the Company voted in favor to adopt the Agreement and Plan of Merger, dated as of September 23, 2008, by and among Hampton Roads Bankshares, Inc. and Gateway Financial Holdings, Inc., and to approve the transactions contemplated by the merger agreement, including the merger of Gateway Financial Holdings, Inc. with and into Hampton Roads Bankshares, Inc. with 8,983,787 shares, representing 67.9% of the outstanding stock voting for, 106,064 shares, representing 0.8% of the outstanding stock voting against, and 227,564 shares abstained.

The shareholders of the Company voted in favor to adopt an amendment to the articles of incorporation of Hampton Roads Bankshares, Inc. to revise subsection (a) of Article VII of Hampton Roads Bankshares, Inc’s articles of incorporation to increase the maximum number of members of the board of directors from 18 to 24 with 8,819,378 shares, representing 66.7% of the outstanding stock voting for, 283,015 shares, representing 2.1% voting against, and 202,274 abstained.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price of Common Stock and Dividend Payments

Our common stock began trading on the Nasdaq Global Select Market under the symbol “HMPR” on September 12, 2007. Prior to listing on the Nasdaq Global Select Market, our common stock traded on the Nasdaq Capital Market starting August 3, 2006, and before that, on the Over-the-Counter Bulletin Board, a Nasdaq sponsored and operated inter-dealer quotation system for equity securities. The following table sets forth for the periods indicated the high and low prices per share of our common stock as reported on the Nasdaq Global Select Market and the Nasdaq Global Market, as appropriate, along with the quarterly cash dividends per share declared. Per share prices do not include adjustments for markups, markdowns or commissions.

	Sales Price		Cash Dividend
	High	Low	Declared
2007
First Quarter	$13.25	$11.55	$0.10
Second Quarter	15.25	12.10	0.11
Third Quarter	14.80	11.90	0.11
Fourth Quarter	13.24	11.01	0.11

2008
First Quarter	$12.45	$9.50	$0.11
Second Quarter	13.92	9.51	0.11
Third Quarter	13.00	10.07	0.11
Fourth Quarter	12.00	6.25	0.11

Dividend Policy

We have historically paid cash dividends on a quarterly basis. However, we cannot assure you that we will continue to pay cash dividends on any particular schedule or that we will not reduce the amount of dividends we pay in the future.

The primary source of funds for dividends paid by us to our shareholders is the dividends received from our subsidiaries. Our bank subsidiaries are subject to laws and regulations that limit the amount of dividends that they can pay. Under Virginia law, a bank may not declare a dividend in excess of its undivided profits. North Carolina banking law will permit the payment of dividends only out of retained earnings and will prohibit the payment of cash dividends if payment of the dividend would cause a bank’s surplus to be less than 50% of its paid-in capital. In addition, our bank subsidiaries may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the respective bank in any calendar year exceeds the total of that bank’s year to date retained net income, combined with its retained net income of the two preceding years, unless the dividend is approved by the Federal Reserve. At December 31, 2008, the amount available for dividends under the above regulations was approximately $5.2 million. Our bank subsidiaries may not declare or pay any dividend if, after making the dividend, the bank would be “undercapitalized,” as defined in the banking regulations.

As a result of our issuance of preferred stock to the Treasury on December 31, 2008 some new requirements will be in effect. The Preferred Stock is in a superior ownership position compared to common stock. Dividends must be paid to the preferred stock holder before they can be paid to the common stock holder. The Company has issued 23,266 shares of Series A Preferred Stock, 37,550 shares of Series B Non-Convertible Non-Cumulative Perpetual Preferred Stock and 80,347 shares of Series C Preferred Stock. Each of the series of preferred stock of the Company issued is senior to its shares of common stock. As a result, the Company must make dividend payments on each series of the preferred stock before any dividends can be paid on its common stock and, in the event of its bankruptcy, dissolution or liquidation, the holders of each series of the preferred stock must be satisfied before any distributions can be made on its common stock. The Company has the right to defer distributions on its preferred stock for any period of time, during which time no dividends may be paid on its common stock. The dividends declared on the Series A Preferred Stock, Series B Non-Convertible Non-Cumulative Perpetual Preferred Stock and Series C Preferred Stock will reduce the net income available to common shareholders and the Company’s earnings per common share. Additionally, the ownership interest of the existing holders of common stock will be diluted to the extent the warrant the Company issued to Treasury in conjunction with the sale to Treasury of the Series C Preferred Stock is exercised. Although Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

The securities purchase agreement between the Company and Treasury provides that prior to the earlier of (i) December 31, 2011 and (ii) the date on which all of the shares of the Series C Preferred Stock have been redeemed by the Company or transferred by Treasury to third parties, the Company may not, without the consent of Treasury, (a) increase the cash dividend on its common stock or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of its common stock or preferred stock other than the Series C Preferred Stock or trust preferred securities. In addition, the Company is unable to pay any dividends on its common stock unless it is current in its dividend payments on the Series C.

Additionally, the Federal Reserve and the states have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the states and the Federal Reserve have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

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

Performance Graph

The graph below presents five-year cumulative total return comparisons through December 31, 2008, in stock price appreciation and dividends for our common stock, the Standard & Poor’s 500 Total Return Index (“S & P 500”) and the Keefe, Bruyette & Woods 50 Total Return Index (“KBW 50”). Returns assume an initial investment of $100 at the market close on December 31, 2003 and reinvestment of dividends. The KBW 50 is a published industry index providing a market capitalization weighted measure of the total return of 50 money center and major regional U.S. banking companies. Values as of each year-end of the $100 initial investment are shown in the following table and graph.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Hampton Roads Bankshares, Inc.	100.00	91.82	87.03	102.54	110.96	80.41
KBW 50	100.00	109.60	111.20	132.80	103.84	54.46
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53

Number of Shareholders of Record

As of March 1, 2009, we had 21,800,873 shares of common stock outstanding, which were held by 4,670 shareholders of record. In addition, we had approximately 4,623 beneficial owners who own their shares through brokers.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We announced an open ended program on August 13, 2003 by which we were authorized to repurchase an unlimited number of our own shares of common stock in open market and privately negotiated transactions. During 2008, we repurchased a total of 131,406 shares of our common stock. We did not repurchase any shares of common stock other than through this publicly announced plan. Details for the transactions conducted during the last quarter of 2008 appear below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008-October 31, 2008	4	$9.86	4	—
November 1, 2008-November 30, 2008	—	—	—	—
December 1, 2008-December 31, 2008	58,714	9.51	58,714	—

Total	58,718	$9.51	58,718	—

ITEM 6 - SELECTED FINANCIAL DATA

The Selected Financial Data on page 2 in the excerpts from the Annual Report for the year ended December 31, 2008 is incorporated herein by reference.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 3 through 27 in the excerpts from the Annual Report for the year ended December 31, 2008 is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information on the Quantitative and Qualitative Disclosures About Market Risk included in the Interest Rate Sensitivity section on pages 20 through 22 in the excerpts from the Annual Report for the year ended December 31, 2008 is incorporated herein by reference.

We had no derivative financial instruments, foreign currency exposure, or trading portfolio as of December 31, 2008, other than freestanding derivatives associated with interest rate lock commitments on mortgage loans which the Company intends to sell in the secondary market.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm set forth on pages 28 through 67 in the excerpts from the Annual Report for the year ended December 31, 2008 are incorporated herein by reference or as noted and included as part of this Form 10-K:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure during 2008.

As discussed in our current report on Form 8-K filed on March 20, 2007, we engaged Yount, Hyde & Barbour, P.C. as our independent auditors for the fiscal year ended December 31, 2007, and chose not to renew the engagement of KPMG LLP (“KPMG”), which served as the Company’s independent auditors for the fiscal year ended December 31, 2006.

We have agreed to indemnify and hold KPMG harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the incorporation by reference of its audit report on our past financial statements incorporated by reference in this Annual Report on Form 10-K.

ITEM 9A - CONTROLS AND PROCEDURES

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our Company (including its consolidated subsidiaries) required to be included in our Exchange Act filings pursuant to the Securities Exchange Act of 1934. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of our fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm thereon are set forth on pages 28 and 29, respectively, in the excerpts from the Annual Report for the year ended December 31, 2008 and are incorporated herein by reference.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors, executive offices and corporate governance in the proxy statement for the annual shareholders meeting to be held May 21, 2009 is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information concerning executive compensation in the proxy statement for the annual shareholders meeting to be held May 21, 2009 is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management and related stockholder matters in the proxy statement for the annual shareholders meeting to be held May 21, 2009 is incorporated herein by reference.

A summary of the information related to our existing equity compensation plans as of December 31, 2008, is given below:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders	1,995,484	(a)	$12.49	839,383
Equity Compensation Plans not Approved by Security Holders	100,522	(b)	9.16	—
Total	2,096,006		$11.96	839,383

(a)	Equity compensation plans approved by security holders includes 216,183 stock options acquired through the Shore Merger and 1,084,496 stock options acquired through the Gateway Merger.

(b)	Equity compensation plans not approved by security holders consists entirely of stock options acquired through the Gateway Merger.

The Compensation Committee of the board of directors adopted the 2006 Stock Incentive Plan on March 14, 2006. This plan was approved by the shareholders on April 25, 2006. The 2006 Stock Incentive Plan superseded a stock incentive plan adopted in 1993, although the 1993 plan remains in effect.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions, and director independence in the proxy statement for the annual shareholders meeting to be held May 21, 2009 is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services in the proxy statement for the annual shareholders meeting to be held May 21, 2009 is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Financial Statements and Financial Statement Schedules. The response to this portion of Item 15 are set forth on pages 28 through 67 of the Annual Report for the year ended December 31, 2008 and are incorporated herein by reference.

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

Hampton Roads Bankshares, Inc.

/s/ Jack W. Gibson
Jack W. Gibson, Vice Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE

/s/ Jack W. Gibson Jack W. Gibson	Vice Chairman and Chief Executive Officer (Principal Executive Officer)	March 27, 2009

/s/ Neal A. Petrovich Neal A. Petrovich	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2009

/s/ Lorelle L. Fritsch Lorelle L. Fritsch	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 27, 2009

/s/ Emil A. Viola	Chairman of the Board	March 27, 2009

/s/ Douglas J. Glenn Douglas J. Glenn	Director, Executive Vice President, Chief Operating Officer, and General Counsel	March 27, 2009

/s/ D. Ben Berry D. Ben Berry	Director and President	March 27, 2009

/s/ Scott C. Harvard Scott C. Harvard	Director and Executive Vice President for Delmarva Operations	March 27, 2009

/s/ William Brumsey, III William Brumsey, III	Director	March 27, 2009

/s/ Henry P. Custis, Jr. Henry P. Custis, Jr.	Director	March 27, 2009

/s/ Robert Y. Green, Jr. Robert Y. Green, Jr.	Director	March 27, 2009

/s/ Herman A. Hall, III Herman A. Hall, III	Director	March 27, 2009

/s/ Richard F. Hall, III Richard F. Hall, III	Director	March 27, 2009

/s/ Robert R. Kinser Robert R. Kinser	Director	March 27, 2009

/s/ Bobby L. Ralph Bobby L. Ralph	Director	March 27, 2009

/s/ Billy G. Roughton Billy G. Roughton	Director	March 27, 2009

/s/ Jordan E. Slone Jordan E. Slone	Director	March 27, 2009

/s/ Roland Carroll Smith, Sr. Roland Carroll Smith, Sr.	Director	March 27, 2009

/s/ Ollin B. Sykes Ollin B. Sykes	Director	March 27, 2009

/s/ Frank T. Williams Frank T. Williams	Director	March 27, 2009

/s/ W. Lewis Witt W. Lewis Witt	Director	March 27, 2009

/s/ Jerry T. Womack Jerry T. Womack	Director	March 27, 2009

Exhibit Index

Hampton Roads Bankshares, Inc.

2.1	Agreement and Plan of Merger by and between Hampton Roads Bankshares, Inc. and Shore Financial Corporation dated as of January 8, 2008, attached as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 9, 2008, incorporated herein by reference.

2.2	Agreement and Plan of Merger by and between Hampton Roads Bankshares, Inc. and Gateway Financial Holdings, Inc. dated as of September 23, 2008, attached as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated September 24, 2008, incorporated herein by reference.

3.1	Articles of Incorporation of Hampton Roads Bankshares, Inc. and Amendment to Articles of Incorporation of Hampton Roads Bankshares, Inc.*

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, attached as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, incorporated herein by reference.

4.1	Specimen of Common Stock Certificate, attached as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference.

10.1	Employment Agreement, dated as of March 28, 1988, between the Registrant and Jack Gibson, attached as Exhibit 7 of the Form F-1, incorporated herein by reference.

10.2	Supplemental Retirement Agreement, dated as of March 31, 1994, attached as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference.

10.3	Employment Agreement, dated as of December 18, 1996, between the Registrant and Renee` McKinney, attached as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996, incorporated herein by reference.

10.4	First Amendment to Employment Agreement, dated as of February 1, 1997, between the Registrant and Jack Gibson, attached as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB, incorporated herein by reference.

10.5	First Amendment to Employment Agreement, dated as of February 1, 1997, between the Registrant and Renee McKinney, attached as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB, incorporated herein by reference.

10.6	Employment Agreement, First Amendment to Employment Agreement and Second Amendment to Employment Agreement, each dated as of March 9, 1999, between the Registrant and Tiffany Glenn, attached as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999, incorporated herein by reference.

10.7	Employment Agreement, dated as of October 11, 2001, between the Registrant and Gregory Marshall, attached as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, incorporated herein by reference.

10.8	Employment Agreement, dated as of December 31, 2002, between the Registrant and Julie Anderson, attached as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.9	First Amendment to Employment Agreement, dated as of December 31, 2002, between the Registrant and Julie Anderson, attached as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.10	Second Amendment to Employment Agreement, dated as of December 31, 2002, between the Registrant and Julie Anderson, attached as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.11	Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.12	First Amendment to the Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.13	Second Amendment to the Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.14	Third Amendment to the Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.15	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Jack Gibson, attached as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.16	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Renee’ McKinney, attached as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.17	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Tiffany Glenn, attached as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.18	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Gregory Marshall, attached as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.19	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Julie Anderson, attached as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.20	First Amendment to the Employment Agreement between the Registrant and Gregory Marshall, dated October 11, 2001, attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.21	Second Amendment to the Employment Agreement between the Registrant and Gregory Marshall, dated October 11, 2001, attached as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.22	Amendment No. One to the Supplemental Retirement Agreement, dated as of December 9, 2003, between the Registrant and Jack Gibson, attached as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.23	Director Retirement Plan, dated as of November 28, 2006, attached as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K dated March 1, 2008, incorporated herein by reference.

10.24	Employment Agreement, dated as of November 1, 2007, between the Registrant and Douglas J. Glenn, attached as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K dated March 11, 2008, incorporated herein by reference.

10.25	Fourth Amendment to Employment Agreement by and between Hampton Roads Bankshares, Inc. and Jack W. Gibson, dated as of May 27, 2008, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.26	Fourth Amendment to Employment Agreement by and between Hampton Roads Bankshares, Inc. and Donald W. Fulton, Jr., dated as of May 27, 2008, attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.27	First Amendment to Employment Agreement by and between Hampton Roads Bankshares, Inc. and Douglas J. Glenn, dated as of May 27, 2008, attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.28	Amendment No. 2 to the Supplemental Retirement Agreement between Bank of Hampton Roads and Jack W. Gibson, dated May 27, 2008, attached as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.29	Supplemental Retirement Agreement between Bank of Hampton Roads and Douglas J. Glenn, dated May 27, 2008, attached as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.30	Credit Agreement between Compass Bank and Hampton Roads Bankshares, Inc., dated May 29, 2008, attached as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.31	Pledge Agreement between Compass Bank and Hampton Roads Bankshares, Inc., dated May 29, 2008, attached as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.32	Employment Agreement by and between Shore Bank, Hampton Roads Bankshares, Inc. and Scott C. Harvard, dated as of June 1, 2008, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2008, incorporated herein by reference.

10.33	Restrictive Covenant Agreement by and between Hampton Roads Bankshares, Inc. and Scott C. Harvard, dated as of June 1, 2008, attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 16, 2008, incorporated herein by reference.

10.34	Deferred Compensation Agreement by and between Shore Bank and Scott C. Harvard, dated as of June 1, 2008, attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 16, 2008, incorporated herein by reference.

10.35	Employment Agreement, dated as of August 28, 2006, between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch.*

10.36	First Amendment to Employment Agreement by and between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch, dated as of July 23, 2008.*

10.37	Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of January 1, 2005, attached as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.38	First Amendment to Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of December 30, 2008.*

10.39	Second Amendment to Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of December 30, 2008.*

10.40	Hampton Roads Bankshares, Inc. 2008 Director Deferred Compensation Plan dated as of January 1, 2008.*

10.41	Amended and Restated Hampton Roads Bankshares, Inc. Directors’ Deferred Compensation Plan.*

10.42	Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of July 23, 2006, attached as Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-139968) dated January 12, 2007, incorporated herein by reference.

10.43	First Amendment to Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of December 30, 2008.*

10.44	Second Amendment to Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of December 30, 2008.*

10.45	Hampton Roads Bankshares, Inc. Executive Savings Plan Trust, dated as of July 23, 2006.*

10.46	Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of March 14, 2006, attached as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-134583) dated May 31, 2006, incorporated herein by reference.

10.47	First Amendment to Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of December 26, 2008.*

10.48	Non-Qualified Limited Stock Option Plan for Directors and Employees, dated March 31, 1994, attached as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

10.49	Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of March 14, 2002, attached as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 dated March 14, 2002, incorporated herein by reference.

10.50	Amended and Restated Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of July 23, 2008, included in Registrant’s Prospectus on Form 424B3 filed August 15, 2008, incorporated herein by reference.

10.51	Supplement No. 1 to Amended and Restated Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of January 27, 2009, included in Registrant’s Prospectus on Form 424B3 filed March 4, 2009, incorporated herein by reference.

10.52	Gateway Financial Holdings, Inc. 2005 Omnibus Stock Ownership and Long Term Incentive Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-127978) dated August 31, 2005, incorporated herein by reference.

10.53	Gateway Financial Holdings, Inc. 2001 Nonstatutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98021) dated August 13, 2002, incorporated herein by reference.

10.54	Gateway Financial Holdings, Inc. 1999 Incentive Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98025) dated August 13, 2002, incorporated herein by reference.

10.55	Gateway Financial Holdings, Inc. 1999 Nonstatutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98027) dated August 13, 2002, incorporated herein by reference.

10.56	Gateway Financial Holdings, Inc. 1999 BOR Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-144841) dated July 25, 2007, incorporated herein by reference.

10.57	Shore Financial Corporation 2001 Stock Incentive Plan, attached as Exhibit 99 to Shore Financial Corporation’s Registration Statement on Form S-8 (Registration No. 333-82838) dated February 15, 2002, incorporated herein by reference.

10.58	Shore Savings Bank, F.S.B. 1992 Stock Option Plan dated November 10, 1992, attached as Exhibit 10 to Shore Financial Corporation’s Registration Statement on Form S-4EF dated September 15, 1997, incorporated herein by reference.

13.1	Excerpts from the Annual Report for the year ended December 31, 2008, except to the extent incorporated by reference, is being furnished for informational purposes only and is not deemed to be filed as part of the Report on Form 10-K.

14.1	The Company has a Code of Ethics for its senior financial officers and the Chief Executive Officer. Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the Securities and Exchange Commission. A copy of the Company’s Code of Ethics can be obtained through written communications addressed to Neal A. Petrovich, Chief Financial Officer, Bank of Hampton Roads, 999 Waterside Dr., Suite 200, Norfolk, VA 23510.

21.1	A list of the subsidiaries of Hampton Roads Bankshares, Inc.*

23.1	Consent of Yount, Hyde & Barbour, P.C.*

23.2	Consent of KPMG LLP.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.*

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

99.1	Report of KPMG LLP.*

*	Filed herewith.

Exhibit Index

Hampton Roads Bankshares, Inc.

2.1	Agreement and Plan of Merger by and between Hampton Roads Bankshares, Inc. and Shore Financial Corporation dated as of January 8, 2008, attached as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 9, 2008, incorporated herein by reference.

2.2	Agreement and Plan of Merger by and between Hampton Roads Bankshares, Inc. and Gateway Financial Holdings, Inc. dated as of September 23, 2008, attached as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated September 24, 2008, incorporated herein by reference.

3.1	Articles of Incorporation of Hampton Roads Bankshares, Inc. and Amendment to Articles of Incorporation of Hampton Roads Bankshares, Inc.*

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, attached as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, incorporated herein by reference.

4.1	Specimen of Common Stock Certificate, attached as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference.

10.1	Employment Agreement, dated as of March 28, 1988, between the Registrant and Jack Gibson, attached as Exhibit 7 of the Form F-1, incorporated herein by reference.

10.2	Supplemental Retirement Agreement, dated as of March 31, 1994, attached as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference.

10.3	Employment Agreement, dated as of December 18, 1996, between the Registrant and Renee` McKinney, attached as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996, incorporated herein by reference.

10.4	First Amendment to Employment Agreement, dated as of February 1, 1997, between the Registrant and Jack Gibson, attached as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB, incorporated herein by reference.

10.5	First Amendment to Employment Agreement, dated as of February 1, 1997, between the Registrant and Renee McKinney, attached as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB, incorporated herein by reference.

10.6	Employment Agreement, First Amendment to Employment Agreement and Second Amendment to Employment Agreement, each dated as of March 9, 1999, between the Registrant and Tiffany Glenn, attached as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999, incorporated herein by reference.

10.7	Employment Agreement, dated as of October 11, 2001, between the Registrant and Gregory Marshall, attached as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, incorporated herein by reference.

10.8	Employment Agreement, dated as of December 31, 2002, between the Registrant and Julie Anderson, attached as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.9	First Amendment to Employment Agreement, dated as of December 31, 2002, between the Registrant and Julie Anderson, attached as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.10	Second Amendment to Employment Agreement, dated as of December 31, 2002, between the Registrant and Julie Anderson, attached as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.11	Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.12	First Amendment to the Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.13	Second Amendment to the Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.14	Third Amendment to the Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.15	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Jack Gibson, attached as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.16	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Renee’ McKinney, attached as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.17	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Tiffany Glenn, attached as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.18	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Gregory Marshall, attached as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.19	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Julie Anderson, attached as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.20	First Amendment to the Employment Agreement between the Registrant and Gregory Marshall, dated October 11, 2001, attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.21	Second Amendment to the Employment Agreement between the Registrant and Gregory Marshall, dated October 11, 2001, attached as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.22	Amendment No. One to the Supplemental Retirement Agreement, dated as of December 9, 2003, between the Registrant and Jack Gibson, attached as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.23	Director Retirement Plan, dated as of November 28, 2006, attached as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K dated March 1, 2008, incorporated herein by reference.

10.24	Employment Agreement, dated as of November 1, 2007, between the Registrant and Douglas J. Glenn, attached as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K dated March 11, 2008, incorporated herein by reference.

10.25	Fourth Amendment to Employment Agreement by and between Hampton Roads Bankshares, Inc. and Jack W. Gibson, dated as of May 27, 2008, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.26	Fourth Amendment to Employment Agreement by and between Hampton Roads Bankshares, Inc. and Donald W. Fulton, Jr., dated as of May 27, 2008, attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.27	First Amendment to Employment Agreement by and between Hampton Roads Bankshares, Inc. and Douglas J. Glenn, dated as of May 27, 2008, attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.28	Amendment No. 2 to the Supplemental Retirement Agreement between Bank of Hampton Roads and Jack W. Gibson, dated May 27, 2008, attached as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.29	Supplemental Retirement Agreement between Bank of Hampton Roads and Douglas J. Glenn, dated May 27, 2008, attached as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.30	Credit Agreement between Compass Bank and Hampton Roads Bankshares, Inc., dated May 29, 2008, attached as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.31	Pledge Agreement between Compass Bank and Hampton Roads Bankshares, Inc., dated May 29, 2008, attached as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.32	Employment Agreement by and between Shore Bank, Hampton Roads Bankshares, Inc. and Scott C. Harvard, dated as of June 1, 2008, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2008, incorporated herein by reference.

10.33	Restrictive Covenant Agreement by and between Hampton Roads Bankshares, Inc. and Scott C. Harvard, dated as of June 1, 2008, attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 16, 2008, incorporated herein by reference.

10.34	Deferred Compensation Agreement by and between Shore Bank and Scott C. Harvard, dated as of June 1, 2008, attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 16, 2008, incorporated herein by reference.

10.35	Employment Agreement, dated as of August 28, 2006, between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch.*

10.36	First Amendment to Employment Agreement by and between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch, dated as of July 23, 2008.*

10.37	Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of January 1, 2005, attached as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.38	First Amendment to Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of December 30, 2008.*

10.39	Second Amendment to Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of December 30, 2008.*

10.40	Hampton Roads Bankshares, Inc. 2008 Director Deferred Compensation Plan dated as of January 1, 2008.*

10.41	Amended and Restated Hampton Roads Bankshares, Inc. Directors’ Deferred Compensation Plan.*

10.42	Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of July 23, 2006, attached as Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-139968) dated January 12, 2007, incorporated herein by reference.

10.43	First Amendment to Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of December 30, 2008.*

10.44	Second Amendment to Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of December 30, 2008.*

10.45	Hampton Roads Bankshares, Inc. Executive Savings Plan Trust, dated as of July 23, 2006.*

10.46	Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of March 14, 2006, attached as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-134583) dated May 31, 2006, incorporated herein by reference.

10.47	First Amendment to Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of December 26, 2008.*

10.48	Non-Qualified Limited Stock Option Plan for Directors and Employees, dated March 31, 1994, attached as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

10.49	Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of March 14, 2002, attached as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 dated March 14, 2002, incorporated herein by reference.

10.50	Amended and Restated Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of July 23, 2008, included in Registrant’s Prospectus on Form 424B3 filed August 15, 2008, incorporated herein by reference.

10.51	Supplement No. 1 to Amended and Restated Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of January 27, 2009, included in Registrant’s Prospectus on Form 424B3 filed March 4, 2009, incorporated herein by reference.

10.52	Gateway Financial Holdings, Inc. 2005 Omnibus Stock Ownership and Long Term Incentive Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-127978) dated August 31, 2005, incorporated herein by reference.

10.53	Gateway Financial Holdings, Inc. 2001 Nonstatutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98021) dated August 13, 2002, incorporated herein by reference.

10.54	Gateway Financial Holdings, Inc. 1999 Incentive Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98025) dated August 13, 2002, incorporated herein by reference.

10.55	Gateway Financial Holdings, Inc. 1999 Nonstatutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98027) dated August 13, 2002, incorporated herein by reference.

10.56	Gateway Financial Holdings, Inc. 1999 BOR Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-144841) dated July 25, 2007, incorporated herein by reference.

10.57	Shore Financial Corporation 2001 Stock Incentive Plan, attached as Exhibit 99 to Shore Financial Corporation’s Registration Statement on Form S-8 (Registration No. 333-82838) dated February 15, 2002, incorporated herein by reference.

10.58	Shore Savings Bank, F.S.B. 1992 Stock Option Plan dated November 10, 1992, attached as Exhibit 10 to Shore Financial Corporation’s Registration Statement on Form S-4EF dated September 15, 1997, incorporated herein by reference.

13.1	Excerpts from the Annual Report for the year ended December 31, 2008, except to the extent incorporated by reference, is being furnished for informational purposes only and is not deemed to be filed as part of the Report on Form 10-K.

14.1	The Company has a Code of Ethics for its senior financial officers and the Chief Executive Officer. Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the Securities and Exchange Commission. A copy of the Company’s Code of Ethics can be obtained through written communications addressed to Neal A. Petrovich, Chief Financial Officer, Bank of Hampton Roads, 999 Waterside Dr., Suite 200, Norfolk, VA 23510.

21.1	A list of the subsidiaries of Hampton Roads Bankshares, Inc.*

23.1	Consent of Yount, Hyde & Barbour, P.C.*

23.2	Consent of KPMG LLP.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.*

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

99.1	Report of KPMG LLP.*

*	Filed herewith.

