Form 10-K/A
period 2008-12-31
HAMPTON ROADS BANKSHARES INC
filed 2009-04-30
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of Hampton Roads Bankshares, Inc. (the “Registrant”) amends the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2009 (the “Original Form 10-K”).

This Amendment No. 1 is being filed solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K in reliance upon General Instruction G (3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K or incorporated by reference from the Registrant’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Original Form 10-K.

The date of the Registrant’s Annual Meeting of Stockholders has been set for June 23, 2009 at 3:00 pm. Because the Registrant’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders will not be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2008, the information required by Part III of Form 10-K cannot be incorporated by reference and therefore must be included as part of the Original Form 10-K. Accordingly, the Registrant is filing this Amendment No. 1 to include such omitted information as part of the Original Form 10-K.

Except as described in this explanatory note, no other information in the Original Form 10-K is being modified or amended by this Amendment No. 1, and this Amendment No. 1 does not otherwise reflect events occurring after March 30, 2009, which is the filing date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Registrant’s other filings with the SEC. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this Amendment No. 1.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following sets forth the names, ages and business experience for the past five years of each of the Company’s directors, the date each became a director and their respective term of office.

Name	Age	Principal Occupation	Director Since	Term Expires in
Jack W. Gibson	58	Jack W. Gibson is the Company’s Vice Chairman (a position he assumed in 2008) and Chief Executive Officer. He has been the Chief Executive Officer and a director of the Company since the Company’s inception in 2001. He was the President of the Company from 2001-2008. He is President, Chief Executive Officer and a director of the Bank, positions he has held since the Bank’s inception in 1987.	1987	2009

Douglas J. Glenn	42	Director, Executive Vice President, Chief Operating Officer and General Counsel of the Company and the Bank. He was appointed Executive Vice President and General Counsel effective November 1, 2007. He became Chief Operating Officer on February 10, 2009. He had been a director of Hampton Roads Bankshares since March 2006. Prior to joining Hampton Roads Bankshares, Mr. Glenn practiced law for sixteen years at Pender & Coward, P.C.; he had served as a partner in the law firm since 1998.	2006	2009

William Brumsey, III	67	Director of the Company and was formerly a director of Gateway from 1998-2008. He is also an Attorney-at-Law with Brumsey & Brumsey, PLLC, Currituck, N.C.	2008	2009

Robert Y. Green, Jr	61	Director of the Company and was formerly a director of Gateway from 2004 -2008. He is also Chief Executive Officer, Caliper, Inc. (power plant maintenance and utilities staffing), Virginia Beach, Virginia.	2008	2009

Billy G. Roughton	63	Director of the Company and was formerly a director of Gateway from 2005 -2008. In addition, he is the Chairman of the Board of Directors of Gateway Bank & Trust Co. He is also President & CEO, BGR Development, Inc. (real estate development and management), Southern Shores, North Carolina.	2008	2009

Ollin B. Sykes	58	Director of the Company and was formerly a director of Gateway from 2003 -2008. He is President, Sykes & Company, P.A. (independent certified public accountants), Edenton, N.C. He is also a CMA (Certified Management Accountant) and CPA.	2008	2009

Frank T. Williams	73	Director of the Company and was formerly a director of Gateway from 1998-2008. He is also President and Chief Executive Officer, Frank T. Williams Farms (farming and trading in grain, fertilizer, chemicals and seed), Virginia Beach, Virginia, and affiliated companies.	2008	2009

Jerry T. Womack	69	Director of the Company and was formerly a director of Gateway from 2000-2008. He is also President and Chief Executive Officer, Suburban Grading & Utilities, Inc., Norfolk, Virginia.	2008	2009

Scott C. Harvard	54	Director of the Company and Executive Vice President for Delmarva Operations, positions he assumed in 2008. Harvard is also President and CEO of Shore Bank, positions held since 1985. He was also a director of Shore Financial Corporation (“Shore”) from 1985-2008. Harvard has served as Chairman of FHL Bank of Atlanta’s Board of Directors since 2007.	2008	2009

Henry P. Custis, Jr.	63	Director of the Company and was formerly the Chairman of the Board of Shore Financial Corp. from 1997-2008. He is also the Chairman of the Board of Directors of Shore Bank; Partner, Custis, Lewis & Dix, a law firm located in Accomac, Virginia.	2008	2009

Richard F. Hall, III	55	Director of the Company and was formerly a director of Shore from 1997-2008. Owner, Loblolly Farms, Accomac, Virginia; Owner, Seaside Produce, Accomac, Virginia.	2008	2009

Patrick E. Corbin	55	He is a director of the Company and a Certified Public Accountant at Corbin & Company, a position which he has held since 1983.	2009	2009

William A. Paulette	61	Director of the Company and was formerly a director of Gateway. He is founder and President of KBS, Inc. in Richmond, Virginia.	2009	2009

Herman A. Hall, III	60	Director of the Company and Managing Member, Hallmark Development, LLC	1987	2010

W. Lewis Witt	66	Director of the Company and Owner-Inner-View, Ltd.	1992	2010

Robert R. Kinser	57	Director of the Company and Attorney at Law, Basnight, Kinser, Telfyan, Leftwich & Nuckolls, P.C.	2006	2010

Jordan E. Slone	47	Director of the Company and Chairman and Chief Executive Officer, Harbor Group International	2006	2010

Roland Carroll Smith, Sr.	68	Director of the Company and President and Chief Executive Officer, Hearndon Construction Corporation	2006	2011

Bobby L. Ralph	69	Director of the Company	1997	2011

Emil A. Viola	73	Chairman of the Board of the Company and Chairman of the Board-Treasurer, Vico Construction Corporation	1987	2011

EXECUTIVE OFFICERS

The following sets forth the names, ages and business experience for the past five years of the Company’s executive officers and the date each executive officer became employed by the Company, other than the ones listed above under “Directors” above.

•

Julie R. Anderson, 50, has been employed by The Bank since 1999. She was promoted from Senior Vice President and Chief Credit Officer to Executive Vice President and Chief Credit Officer in November 2007. She has worked in practically all facets of the banking industry, including commercial, consumer, dealer and construction lending.

•

Lorelle L. Fritsch, 42, is the Company’s Senior Vice President and Chief Accounting Officer, positions she assumed in 2004. Ms. Fritsch also acted as the Chief Financial Officer of the Company from August 2008 to February 2009 and the Bank from August 2007 to August 2008.

•

Tiffany K. Glenn, 39, has worked for the Bank since 1993 in various positions, including accounting, stock transfer, and marketing. She was promoted to Senior Vice President, Marketing Officer, and Corporate Secretary in 1999 and Executive Vice President, Investor Relations Officer, and Corporate Secretary in 2008.

•

Renee’ R. McKinney, 44, has been employed by the Bank since its inception. She has worked in practically all facets of the banking industry and was promoted to Senior Vice President and Branch Administrator in 1998 and Executive Vice President and Chief Operations Officer in 2008.

•

David R. Twiddy, 51, has served as Executive Vice President of the Company since December 31, 2008. He also has served as President of Gateway Bank & Trust Co. since March 2005 and President and Chief Executive Officer since December 31, 2008. He has also served as President of Gateway Investment Services, Inc., since January 2000. Prior to March 2005, he served as a Senior Executive Vice President of the Gateway Bank since January 2000 and as President of Gateway Insurance Services, Inc. from January 2000 until September 2005.

•

Neal A. Petrovich, 47, has been employed by the Company as its Executive Vice President and Chief Financial Officer since February 2009. Prior to joining the Company, Mr. Petrovich held various positions with American National Bankshares, Inc. (“American National”), the holding company to American National Bank and Trust Company (the “Trust Company”), and the Trust Company. Most recently, he was the Senior Vice President, Chief Financial Officer, Treasurer and Secretary of American National and Executive Vice President, Chief Financial Officer, and Cashier of the Trust Company, positions he assumed at the end of 2005; prior thereto, from 2004 to 2005, he was the Senior Vice President, Chief Financial Officer and Cashier of the Trust Company.

Family relationships

Douglas J. Glenn, Executive Vice President, Chief Operating Officer, General Counsel and Director is married to Tiffany K. Glenn, Secretary, Executive Vice President and Investor Relations Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section l6(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and persons who beneficially own more than 10% of the Company’s common stock to file initial reports of ownership and reports of changes in beneficial ownership with the SEC. Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with in 2008, except for the following. Form 3s were not timely filed by Scott C. Harvard, Henry P. Custis, Jr., Richard F. Hall, III, D. Ben Berry, William Brumsey, III, Robert Y. Green, Jr., Billy G. Roughton, Frank T. Williams, Ollin B. Sykes, Jerry T. Womak and David R. Twiddy. In addition, Form 4s were not timely filed by Robert R. Kinser and Jordon E. Sloan.

The Company has a Code of Ethics for its senior financial officers and the Chief Executive Officer. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. The Audit Committee has also adopted a policy pursuant to the Company’s Audit Committee Charter that establishes procedures for employees to communicate concerns about questionable accounting or auditing matters or other improper activities directly to the Audit Committee through its designee.

Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the Securities and Exchange Commission. A copy of the Company’s Code of Ethics can be obtained, without charge, through written communications addressed to Tiffany K. Glenn, Investor Relations Officer, Bank of Hampton Roads, 999 Waterside Dr., Suite 200, Norfolk, VA 23510.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Particularly during this challenging environment for banking services and the depressed market for bank stocks, our Compensation Committee and management believe that shareholder value must drive executive compensation decisions. While our compensation philosophy has been to maintain a competitive compensation package to attract qualified executive officers, we have a pay-for-performance program that bases compensation decisions on the financial performance of the Company. Due to economic conditions, our Company’s return to shareholders during 2008 was not what management or our Board of Directors is accustomed to. Even though our performance was favorable when compared to our peer banks, management recommended and the Compensation Committee agreed that our executive compensation should reflect our shareholder returns so that our executive officers’ interests are aligned with those of our shareholders.

Our recent mergers have also factored into our executive compensation program. The June 30, 2008 merger combined the Company’s and Shore Financial Corporation’s executive management teams and the December 31, 2008 merger combined the Company’s and Gateway Financial Holdings, Inc.’s management teams. Both mergers brought together different executive compensation programs.

The following plans of Shore Financial Corporation were assumed by the Company in connection with its acquisition of Shore Financial Corporation: the Shore Financial Corp. 2001 Stock Incentive Plan and the Shore Financial Corp. 401(k) Plan (the “Shore 401(k) Plan”). The following plans of Gateway Financial Holdings, Inc. were assumed by the Company in connection with its acquisition of Gateway Financial Holdings, Inc.: the Gateway Bank and Trust Company Employee’s Savings & Profit Sharing

Plan And Trust (the “Gateway 401(k) Plan”), the 1999 Incentive Stock Option Plan of Gateway Financial Holdings, Inc., the 1999 Non-Statutory Stock Option Plan of Gateway Financial Holdings, Inc., the 2001 Non-Statutory Stock Option Plan of Gateway Financial Holdings, Inc., the 2005 Omnibus Stock Ownership and Long Term Incentive Plan of Gateway Financial Holdings, Inc. and the 1999 Bank of Richmond Stock Option Plan of Gateway Financial Holdings, Inc.

During 2008, our Compensation Committee established new objectives aimed at transitioning the newly acquired management teams into Hampton Roads Bankshares. These objectives consisted of:

•	continuing to compensate our named executives for 2008 in a manner consistent with the legacy compensation programs;

•	rewarding our executive officers for their extraordinary efforts in consummating the mergers and integrating the companies; and

•	retaining and motivating our executives during the integration period following the merger.

The Compensation Committee reviews the compensation, including salaries, bonuses, employee benefits, executive incentive plans, policies, practices and programs, for the Company’s executive officers. We evaluate the performance of the Company’s Chief Executive Officer, and with the assistance of the Chief Executive Officer, the performance of the other executive officers.

Our intent is to offer compensation packages that will attract and retain high quality personnel for our organization. We want to provide our employees with incentives that will align their interests with the long term and short term goals of the organization as a whole. Several components of our compensation packages include vesting periods and stock ownership which are designed to promote loyalty and longevity among employees. We wish to reward those employees who are excelling in their respective positions and, by so doing, enhance the future profitability of our company.

Our compensation packages currently consist of the following elements:

Salary: We consider many factors in determining the salary component for each of the executive officers. Because one of our objectives is to attract and retain high quality personnel, we conduct surveys of other financial institutions within our region taking into account asset size and revenue base to ensure that we are comparing ourselves to similar organizations. We then compute a range of salaries for each of the executive officer positions using the salary paid to executives with similar job responsibilities at these surveyed financial institutions. Salary for each executive officer is then determined based on his or her individual and group responsibilities and achievements during the preceding year and include judgments based on performance evaluations, regulatory examination results, efficiency in performance of duties, and demonstrated leadership skills. Decisions to increase or decrease compensation materially from the prior period are influenced by the amount of new responsibilities taken on by the executive officers and their contributions to the profitability of the Company.

When determining the 2008 salary for the Chief Executive Officer and the other executive officers, we measured the following financial accomplishments during 2007:

a)	An increase in net income of 13% over 2006.

b)	An increase in book value per share of 4% over 2006.

c)	An increase in assets of 18% over 2006.

d)	An increase in loans of 27% over 2006.

e)	An increase in deposits of 19% over 2006.

We also factored in the following non-financial accomplishments during 2007:

a)	The award of a 5-Star safety rating by BauerFinancial as well as the award of an “A” by TheStreet.com Ratings. Both ratings signify excellent financial stability for our customers.

b)	The addition of our eighteenth branch location in the Edinburgh section of Chesapeake, Virginia.

The executive officers do not play a role in the compensation process except for the Chief Executive Office, Jack W. Gibson, who presents information regarding the other executive officers to the compensation committee for their consideration. Mr. Gibson is not present while the compensation committee deliberates on his compensation package.

Employment Agreements: We have entered into an employment agreement with Mr. Gibson which automatically renewed in 2007. Under the agreement, Mr. Gibson’s salary is determined each year by the compensation committee, but in no event will be less than $50,000. Mr. Gibson’s employment agreement also provides that Mr. Gibson may receive other compensation and benefits as the board of directors elects to provide to all of our employees. The employment agreement between us and Mr. Gibson is for a five year term and is renewed automatically for additional five year terms, unless we notify Mr. Gibson at the end of the fourth year of a five-year term of our intention not to renew the employment agreement.

If we terminate Mr. Gibson’s employment without cause, as defined in the agreement, we are required to pay, over a twelve month period, an amount equivalent to his base salary plus director fees earned in the twelve months preceding termination, unless the Treasury Department or other government agency issues guidance that would prohibit such payments, such as EESA and ARRA. If Mr. Gibson should terminate his employment for “good reason,” as defined in the agreement and which includes “change of control,” he would be entitled to receive a severance payment equivalent to three times his base amount minus one dollar plus the present value of any other payments in the nature of compensation. In addition, he would be eligible to continue to participate in our benefit programs, or their equivalent, for a period of up to three years. To the extent it is determined that the severance payment together with any other payments or benefits would be subject to the excise tax imposed under the Internal Revenue Code, the Company will compensate him for such taxes, unless prohibited by EESA or ARRA. The severance payment would be made over a 60 month period.

Mrs. Fritsch previously entered into a five year employment contract with the Bank, which includes payment of a severance amount in the event of a change in control of the Company, which may be paid unless the Treasury Department or other government agency issues guidance that would prohibit such payments, such as EESA and ARRA. This contract was amended as of July 23, 2008, to make the Company a party in addition to the Bank. The severance amount will be equivalent to the three times the average of her previous three year’s salary minus one dollar payable over a sixty month period. Mrs. Fritsch’s employment contract will renew in five year increments. The Company had a similar agreement with Mr. Fulton.

During 2008, the Company entered into amendments to the employment agreements with Jack W. Gibson and Donald W. Fulton, Jr. to reflect provisions required by Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). The amendments to Mr. Gibson’s and Mr. Fulton’s employment agreement also reflect such executive’s employment relationship not only with the Bank but also with the Company.

Upon the closing of the acquisition of Shore Financial Corporation, the Company and Shore Bank entered into an employment agreement with Scott C. Harvard. The agreement has a term of sixty (60) months with an initial base salary of $250,000. The agreement restricts Mr. Harvard from employment that competes with Shore Bank for one year following termination of employment. In addition, he is restricted from the solicitation of business of Shore Bank’s customers and solicitation of employment of Shore Bank’s employees for a period of one year following termination of employment. The agreement further prohibits the disclosure of proprietary information. In addition, the Company entered into a restrictive covenant agreement with Mr. Harvard that restricts Mr. Harvard from employment that competes with the Company and any of its affiliates for a period of time specified in the covenant. Mr. Harvard received $175,000 in compensation for entering into the covenant.

On December 31, 2008, the Company entered into an employment agreement with Mr. Berry. That agreement had a term of thirty-six (36) months with an initial base salary of $500,000. The agreement provided for certain payments under specified circumstances including a change in control of the Company. The agreement restricted Mr. Berry from employment that competes with the Company or any of its subsidiaries for one year following termination of employment. In addition Mr. Berry is restricted from the solicitation of business of the Company’s or any of its affiliates’ customers and solicitation of employment of the Company’s or any of its affiliates’ employees for a period of one year following termination of employment. The agreement further prohibits the disclosure of proprietary information. In addition, the Company entered into a restrictive covenant agreement with Mr. Berry that restricts Mr. Berry from employment that competes with the Company and any of its affiliates for a period of time specified in the covenant. Mr. Berry received $500,000 in compensation for entering into the covenant.

On December 31, 2008, Gateway Bank & Trust Co. entered into an employment agreement with David R. Twiddy. The agreement has a term of thirty-six (36) months with an initial base salary of $425,000. The agreement provides for certain payments under specified circumstances including a change in control of the Company. The agreement restricts Mr. Twiddy from employment that competes with the Company or any of its subsidiaries for one year following termination of employment. In addition Mr. Twiddy is restricted from the solicitation of business of the Company’s or any of its affiliates’ customers and solicitation of employment of the Company’s or any of its affiliates’ employees for a period of one year following termination of employment. The agreement further prohibits the disclosure of proprietary information. In addition, the Company entered into a restrictive covenant agreement with Mr. Twiddy that restricts Mr. Twiddy from employment that competes with the Company and any of its affiliates for a period of time specified in the covenant. Mr. Twiddy received $425,000 in compensation for entering into the covenant.

Incentive Plan: In order to focus our executive officers’ attention on the profitability of the organization as a whole, we pay cash incentives based upon our annual financial performance as measured by return on average assets. No bonuses were paid to executive officers under this plan during 2008.

2006 Stock Incentive Plan: We strongly encourage all directors and employees to own stock in the Company. We feel that stock ownership among employees fosters loyalty and longevity and is an excellent method for aligning employee interests with the long term goals of the organization and our shareholders. In order to facilitate stock ownership, the Compensation Committee of the board of directors adopted the 2006 Stock Incentive Plan on March 14, 2006. This plan was approved by the shareholders of the Company at the April 25, 2006 Annual Meeting of Shareholders. Under the plan, shares of our common stock may be issued to our directors, officers, key employees, consultants and advisors in the form of restricted stock awards, incentive stock awards, incentive stock options and non-statutory stock options. Each type of award under the plan is subject to different requirements and the awards may be conditioned by the performance of the officers and their contribution to the performance of the Company. The plan provides that no person shall be granted incentive stock options worth more than $100,000 based on their exercise price or 50,000 shares of restricted stock or stock options during any calendar year.

During 2008, stock options and stock awards were granted on a case by case basis. Jack W. Gibson was awarded 9,352 shares of stock and Lorelle L. Fritsch was awarded 2,647 shares of stock on December 2, 2008. These stock awards vest over twelve months. Scott C. Harvard was awarded 10,000 nonqualified and 8,000 incentive stock options as part of his employment contract.

Executive Savings Plan: We have implemented an Executive Savings Plan with executive officers and certain other officers whereby an initial contribution of the officer’s salary made by the officer will be matched 100% each year by us as long as the officer’s employment with us continues and the officer is in good standing. The total expense to the Company for the Executive Savings Plan match during 2008 was $241,759. The purpose of this plan is to promote employment longevity and to provide key employees with a retirement savings vehicle. Contributions into this plan may be used to purchase employer stock or may be placed in savings accounts for the benefit of each individual participant. Dividends paid on common stock held in the plan are reinvested. Amounts may only be withdrawn from the plan upon termination of employment at which time the participant may elect to take the distribution as a lump sum payment or in annual installments. The plan also provides for additional payments to be made to the officers upon termination of employment following a change of control of the Company. Additional information regarding these payments can be found further in this document.

Profit Sharing Plan: We have defined contribution 401(k) plans at each of our subsidiary banks. Under the Bank of Hampton Roads 401(k) plan, all employees who are 21 years of age and have completed one year of service are eligible to participate. Participants may contribute up to 20% of their compensation, subject to statutory limitations and the Company matches 100% of the employees’ contributions up to 4% of salary.

Under the Shore Bank 401(k) plan, all employees who are 18 years of age and have completed 3 months of service are eligible to participate. Participants may contribute up to 15% of their compensation and the Company matches 100% up to 3% of the employees’ contributions and 50% of the next 3%. The Company may also make an additional discretionary contribution to both plans.

The Gateway 401(k) Plan is a voluntary defined contribution benefit plan under the Internal Revenue Code, and is designed to provide additional incentive and retirement security for eligible employees. Under the 401(k) Plan, each eligible employee may elect to contribute on a pre-tax basis to the 401(k) Plan, subject to certain limitations that may lower the maximum contributions of more highly compensated participants. All employees over the age of 18 are eligible to participate and executive officers participate in the Gateway 401(k) Plan on the same basis as all other eligible employees. 100% of the contributions to the 401(k) Plan are matched up to 6% of the employee’s compensation. Accounts under the 401(k) Plan are adjusted for investment gains and losses based on the performance of the investment choices selected by the participant.

Supplemental Retirement Agreements: We entered into a Supplemental Retirement Agreement with Jack W. Gibson on January 1, 1993. The purpose of the agreement is to provide a retirement vehicle for Mr. Gibson that will reward his years of service to the Company. Under this agreement, Mr. Gibson is eligible to receive an annual benefit payable in 15 installments equal to 50% of his benefit computation base following the attainment of his plan retirement date, November 9, 2010. The benefit computation base is calculated as his average compensation including bonuses from us over the three highest compensation completed calendar years prior to the year during which the Plan Retirement Date occurs. The estimated annual benefits payable upon retirement at the plan retirement date are $357,826. Mr. Gibson became fully vested in the plan in January 2008.

On May 27, 2008, the Bank and Mr. Gibson entered into an amendment to Mr. Gibson’s Supplemental Retirement Agreement with the Bank. The amendment reflects provisions required by Section 409A of the Code and clarified the benefits to be paid in the event of Mr. Gibson’s death prior to retirement.

We entered into a Supplemental Retirement Agreement with D. Ben Berry on December 24, 2008. The purpose of the agreement is to provide a retirement vehicle for Mr. Berry that will reward his years of service to the Company. Under this agreement, Mr. Berry is eligible to receive an annual benefit payable in 15 installments equal to 70% of his benefit computation base following the attainment of his plan retirement date, November 9, 2019. The benefit computation base is calculated as his average compensation including bonuses from us over the three highest compensation completed calendar years prior to the year during which the Plan Retirement Date occurs.

Gateway Bank and Trust Co. entered into a Supplemental Retirement Agreement with David R. Twiddy on December 24, 2008. The purpose of the agreement is to provide a retirement vehicle for Mr. Twiddy that will reward his years of service to Gateway Bank & Trust Co. Under this agreement, Mr. Twiddy is eligible to receive an annual benefit payable in 15 installments equal to 70% of his benefit computation base following the attainment of his plan retirement date, September 24, 2022. The benefit computation base is calculated as his average compensation including bonuses from us over the three highest compensation completed calendar years prior to the year during which the Plan Retirement Date occurs.

Supplemental Executive Retirement Plan: The Bank of Hampton Roads, Inc. adopted a Supplemental Executive Retirement Plan (“SERP”) in 2005. The only Named Executive Officer currently participating in the SERP is Lorelle Fritsch. The SERP provides participating executives a retirement benefit payable annually for fifteen (15) years commencing upon the first month after such executive attains age 65. The normal retirement benefit under the SERP shall be an amount equal to $750,00 payable to the executive in fifteen (15) annual installments of $50,000. The benefits shall, to the extent in compliance with applicable law, vest ratably from the date of the sixtieth month of participation in the SERP through the executive attaining age 65.

Deferred Compensation Agreement: Shore Bank entered into a deferred compensation agreement with Scott C. Harvard. Under the terms of the agreement, $400,000 of Mr. Harvard’s retention bonus was deferred. Future deferral amounts are to be calculated based upon the performance, as defined in the agreement, of Shore Bank. Payments under the deferred compensation agreement will begin at the earlier of ten years from the date of the agreement or the date on which Mr. Harvard’s employment with Shore Bank and its affiliates ceases.

Donald W. Fulton, Jr. has not entered into any supplemental retirement agreements with the Company nor does he participate in the SERP.

Perquisites and other benefits. In addition to the benefits described above, we provide our executive officers with certain other perquisites that the Compensation Committee considers to be usual and customary within our peer group to remain competitive in the market for experienced management. For instance, named executive officers receive partial reimbursement from the Company of their country club expenses and the use of an automobile. Gateway paid premiums for dependent health insurance coverage for its executive officers and reimburses executive officers for the payment of federal and state income taxes imposed as a result of the grant of restricted stock.

US Treasury Capital Purchase Program Limitations on Executive Compensation. In 2008, the Company elected to participate in the United States Department of the Treasury’s Capital Purchase Program (“CPP”), which is part of what is commonly known as “TARP,” by selling preferred stock and warrants to the Treasury. As a condition to participating in the CPP, each participating company was required to agree to certain limits on executive compensation. Before electing to participate in the CPP, we carefully considered these limitations and concluded that they are not inconsistent with, and would not unduly interfere with, our compensation philosophy or our compensation plans and programs.

The Company has agreements with Jack W. Gibson, Lorelle L. Fritsch, Scott Harvard, David Twiddy and Ben Berry which: authorize the Company or the applicable subsidiary of the Company to amend his or her compensation, bonus, incentive, and other benefit plans and arrangements and agreements as necessary to comply with the requirements of Section 111(b) of the EESA and the TARP

Capital Purchase Program; and waives any and all claims against the U.S. Treasury and against the Company for those changes that the Company shall make to its compensation and benefit programs to allow the Company to comply with Section 111(b) of EESA in conjunction with its participation in the U.S. Treasury’s TARP Capital Purchase Program.

In February 2009, the US Congress enacted the American Recovery and Reinvestment Act of 2009, (“ARRA”) which imposes additional compensation restrictions on institutions that participate in the CPP. This law requires the Secretary of the Treasury to establish compensation standards, some of which appear to require limitations that exceed the limitations agreed to by our five senior executive officers and that appear to be inconsistent with our contractual obligations to these officers and other highly compensated employees. The Secretary of the Treasury has not issued regulations that implement these provisions of the ARRA. Consequently, it is premature for us to predict how these provisions of the ARRA may affect our compensation plans and policies.

2008 Compensation Committee Report

We have reviewed and discussed the Compensation Discussion and Analysis with management and, based upon that discussion, we recommend that the section be included in the Company’s annual report on Form 10-K and proxy statement.

Emil A. Viola, Chairman

Herman A. Hall, III

W. Lewis Witt

Summary Compensation Table

The following table shows the compensation of our principal executive officer and principal financial officers, as well as our three most highly compensated executive officers (other than our principal executive officer and principal financial officers) as of December 31, 2008. References throughout this report to our “named executive officers” or “named executives” refer to each of the individuals named in the table below. In accordance with SEC rules, in determining our three most highly compensated executive officers, we used compensation paid to those executive officers who became executive officers via mergers, from June 1, 2008 (the effective date of the Shore merger) through December 31, 2008 (in the case of Scott Harvard) and on December 31, 2008 (in the case of David Twiddy and Ben Berry), the respective date of the Gateway merger. However, we have included compensation information for all of 2008 in the “Summary Compensation Table” and other compensation tables to provide a better understanding of the total compensation that the named officers earned in 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (g)($)	Option Awards (h)($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (i)($)	All Other Compensation ($)		Total ($)
Jack W. Gibson Vice Chairman and CEO	2008 2007 2006	$530,000 460,000 410,000		79,500 — —	— — 58,320	— 165,600 174,250	517,851 402,815 349,655	164,111 101,898 86,044	(a)	$1,291,192 1,130,313 1,078,269

Donald W. Fulton, Jr. SVP and CFO (j)	2008 2007 2006	175,000 160,000 140,000		— — —	— — 16,200	— 57,600 59,500	— — —	31,039 40,559 33,244	(b)	206,039 258,159 248,944

Lorelle L. Fritsch SVP and CFO (k)	2008	150,000		22,500	—	—	15,046	44,022	(c)	231,568

Scott Harvard	2008	233,500		—	—	—	—	845,408	(d)	1,078,908

David Twiddy	2008	425,000	130,000	80,000	0	0	0	437,375	(e)	1,072,375

D. Ben Berry	2008	750,000	250,000	251,000	0	0	0	699,961	(f)	1,950,961

(a)	For 2008, this amount includes $11,779 Rabbi Trust Dividends, a $52,200 Executive Savings Plan distribution, $255 in interest earned on Executive Savings Plan, $5,499 in 401(k) Profit Sharing, a $9200 401(k) match, Greenbrier Country Club dues of $4,266, $79,500 in non-vested dividends, and personal use of an automobile in the amount of $1,412.
(b)	For 2008, this amount includes $1,451 Rabbi Trust Dividends, $18,850 Executive Savings Plan distribution, $3580 in interest earned on Executive Savings Plan, a $4354 401(k) match, and personal use of an automobile in the amount of $2804.
(c)	This amount includes $424 Rabbi Trust Dividends, $8,575 Executive Savings Plan distribution, $3003 in interest earned on Executive Savings Plan, $3,169 in 401(k) Profit Sharing a $5,302 401(k) match, $22,500 in non-vested dividends and personal use of an automobile in the amount of $1049.
(d)	Represents compensation received in connection with the Shore Financial Corp. acquisition, $244,000 of which was paid by Shore Financial Corp., $175,000 of which was paid by the Company, $400,000 of which was deferred and $26,408 was paid out in other compensation.
(e)	This amount includes a $8,290 benefit gross-up, a $1,145 car allowance, and payment of the of following club dues: $2,100 to The Pine Lakes Country Club and $840 to the Town Center City Club. The total also includes $425,000 Mr. Twiddy received as compensation for entering into a restrictive covenant agreement with the Company that restricts Mr. Twiddy from employment that competes with the Company and any of its affiliates for the period of time specified in the covenant. Gateway Financial Holdings, Inc. paid all of the Compensation listed under this item other than the covenant payment.
(f)	This amount includes a $17,957 benefit gross-up, $15,500 401(k) match, a $146,083 gross housing allowance, a $654 auto allowance, and payment of the following club dues: $4,674 to Princess Anne Country Club, $840 to Town Center City Club, $1,836 to Town Point Club, $3,457 to Cavalier Golf & Yacht Club, $7,000 to the Rams Club and $1,390 to the Capital City Club and a $300 AMX renewal fee. The total also includes $500,000 Mr. Berry received as compensation for entering into a restrictive covenant agreement with the Company that restricts Mr. Berry from employment that competes with the Company and any of its affiliates for a period of time specified in the covenant. Gateway Financial Holdings, Inc. paid all of the Compensation listed under this item other than the covenant payment. Mr. Berry resigned on April 14, 2009 and there is no further compensation due to him after that date.
(g)	This column represents stock awards granted by the Company. The expense was calculated according to Statement of Financial Accounting Standard No. 123R. Additional information regarding stock-based compensation expense can be found in the Notes to Consolidated Financial Statements filed with our 2008 Annual Report. Stock awards are expensed over the vesting periods established at the time the grants are made by the Company.

(h)	This column represents the expense to the Company related to stock options granted. The expense was calculated according to Statement of Financial Accounting Standard No. 123R. Additional information regarding stock-based compensation expense can be found in the Notes to Consolidated Financial Statements filed with our 2008 Annual Report. Stock options granted to employees and Directors during 2008, 2007 and 2006 have exercise prices equal to the market value of our common stock on the grant date.
(i)	This column represents the change in the benefit obligation for the Supplemental Retirement Agreements from the previous year to the current year. These amounts were expensed during the year and a liability was recorded on the Company’s balance sheet which represents the present value of payments that will be made to employees under the Supplemental Retirement Agreements upon their retirement. We have funded the Supplemental Retirement Agreements within this column with life insurance policies which name the company as beneficiary. These life insurance policies will reimburse the Company for all expenses related to the Supplemental Retirement Agreements including the policy premiums and the payments made to employees upon their retirement.
(j)	Mr. Fulton retired from the Company on July 31, 2008.
(k)	Ms. Fritsch acted as the Chief Financial Officer of the Company from August 2008 to February 2009 and the Bank from August 2007 to August 2008. Prior to being named CFO, Ms. Fritsch was SVP and Chief Accounting Officer of the Company.

Grants of Plan-Based Awards Table

The following table presents stock options granted to the named executive officers during 2008.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Jack W. Gibson	12/02/08	9,352		—	—	79,500

Donald W. Fulton, Jr.	12/02/08	—		—	—	—

Lorelle L. Fritsch	12/02/08	2,647		—	—	22,500

D. Ben Berry	1/22/08	25,000	(1)	0	—	—

David Twiddy	1/22/08	12,500	(1)	0	—	—

Scott Harvard	6/1/08	—		18,000	11.75	54,164

(1)	Represents stock of Gateway Financial Holdings, Inc.

On December 2, 2008, the Compensation Committee granted stock awards to certain executive officers, including Jack W. Gibson and Lorelle L. Fritsch. These stock awards vest over a 12 month period beginning January 1, 2009 through December 31, 2009. They are being expensed by the Company over that same time period with the grant date fair value calculated using the stock price at the time of the grant of $8.50 per share. In conjunction with his employment agreement, dated June 1, 2008, Scott C. Harvard was granted 10,000 nonqualified and 8,000 incentive stock options.

Outstanding Equity Awards at Fiscal Year-End Table

The following table presents outstanding stock option and non-vested stock awards as of December 31, 2008.

Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Jack W. Gibson	14,500	12,500	12.00	12/31/16
	1,737		10.65	01/01/16
	22,981		10.65	12/31/15
	3,467		9.75	01/01/15
	2,579		8.44	12/31/14
	19,831		9.75	12/31/14
	3,030		5.05	01/01/14
	2,531		8.77	12/31/13
	21,895		10.10	12/31/13
	2,466		7.09	12/31/12
	24,876		8.00	12/31/12
	2,406		7.03	12/31/11
	17,788		8.00	12/31/11
	2,399		6.53	12/31/10
	25,788		8.00	12/31/10
	2,391		7.43	12/31/09
	26,849		8.75	12/31/09
					9,944	85,794

Donald W. Fulton, Jr.	7,346		10.65	07/31/09

Lorelle L. Fritsch	1,200	1,800	12.00	12/31/16
	1,978			12/31/15
	2,079			12/31/14
	1,074			12/31/13
	1,006			12/31/12
	1,192			12/31/11
	729			12/31/10
	769			12/31/09
					2,647	22,500

D. Ben Berry		8,375	21.87	8/28/16
	44,589		19.67	11/24/14
	8,728		9.16	8/2/11
	48,264		11.19	1/19/09

David Twiddy		3,350	21.87	8/28/16
	24,321		19.67	11/24/14
	13,764		9.16	8/2/11
	6,075		8.64	11/20/10

Scott Harvard	18,000		11.41	6/1/18
	24,583		8.09	4/12/15
	10,975		9.11	3/1/15
	13,331		7.50	2/28/14
	20,234		4.94	3/1/13

All of the above stock options were fully vested on the grant date except for the stock options granted on December 31, 2006 and November 1. 2007. Of the stock options granted on December 31, 2006, Mr. Gibson’s options have a four year vesting schedule, Ms. Fritsch’s options have a five year vesting schedule. All stock options have 10-year terms. Non-vested stock awards for Ms. Fritsch will vest over the 12 month period ending on December 31, 2009. Mr. Gibson’s non-vested stock awards will vest over the seven year period ending January 1, 2016.

Option Exercises and Stock Vested Table

The following table presents the stock options exercised and the stock awards vested for the named executive officers during 2008.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Jack W. Gibson	20,577	111,597	None		None

Donald W. Fulton, Jr.	—	—	—		—

Lorelle L. Fritsch	765	958	None		None

D. Ben Berry	7,360	30,470	37,000	(1)	185,000	(1)

David Twiddy	N/A	N/A	16,000	(1)	80,000	(1)

Scott Harvard	41,472	358,571	None		None

(1)	Restricted stock of Gateway Financial Holdings Inc., vested on 12/31/08 due to change in control. The realized value is calculated based on $5.00 per share stock price.

Pension Benefits Table

The following table presents information related to the Supplemental Retirement Agreements for the named executive officers as of the year ended December 31, 2008.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)		Payments During Last Fiscal Year ($)
Jack W. Gibson	Supplemental Retirement Agreement	—	2,413,582		None

Donald W. Fulton, Jr.	N/A	—	—		—

Lorelle L. Fritsch	Supplemental Retirement Plan	—	15,046		None

D. Ben Berry	Supplemental Retirement Agreement	0	0	(1)	0

David Twiddy	Supplemental Retirement Agreement	0	0	(2)	0

Scott Harvard	—	—	—		—

(1)	Mr. Berry’s Gateway Financial Holdings, Inc. Supplemental Retirement Agreement was terminated as of December 30, 2008 and replaced with a new one issued by the Company on December 31, 2008.
(2)	Mr. Twiddy’s Gateway Financial Holdings, Inc. Supplemental Retirement Agreement was terminated as of December 30, 2008 and replaced with a new one issued by the Company on December 31, 2008.

The Supplemental Retirement Agreements are discussed in further detail in the Compensation Disclosure and Analysis section of this report. The discount rate used to calculate the Present Value of Accumulated Benefit was 7% in accordance with the plan agreement.

Nonqualified Deferred Compensation Table

The following table presents information related to the Executive Savings Plan for the named executive officers during 2008.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Jack W. Gibson	None	52,200	12,033	None	240,002

Donald W. Fulton, Jr.	None	—	5,031	None	81,773

Lorelle L. Fritsch	None	8,575	3,428	None	51,139

D. Ben Berry	—	—	—	—	—

David Twiddy	—	—	—	—	—

Scott Harvard	—	—	—	—	—

The Executive Savings Plan is discussed in further detail in the Compensation Disclosure and Analysis section of this report. Amounts disclosed above in the “Registrant Contributions in Last Fiscal Year” and “Aggregate Earnings in Last Fiscal Year” columns were also included in the “All Other Compensation” column of the Summary Compensation Table above.

Potential Payments upon Termination or Change in Control

The table below shows the present value of estimated Company payments pursuant to the employment agreements, equity plans and other non-qualified plans described above, upon a termination of employment, including the Company gross-up payments for excise tax on the parachute payments upon a change of control, for each of Mr. Gibson, Mr. Fulton, Ms. Fritsch, Mr. Berry, Mr. Twiddy and Mr. Harvard. The payments represent the maximum possible payments under interpretations and assumptions most favorable to the executive officer. All termination events, except retirement, are assumed to occur on December 31, 2008 and termination upon a change of control is assumed to be involuntary by the Company or its successor. Termination upon retirement is assumed to occur upon the officer’s normal retirement date. Company payments to a terminated executive may be more or less than the amounts contained in the various agreements and plans. In addition, certain amounts currently are vested and, thus, do not represent an increased amount of benefits.

(Dollars in thousands)	Gibson	Fritsch	Fulton	Berry	Twiddy	Harvard
Termination of Employment by Executive with Good Reason
Restricted Stock	$0	$0	—	—	0	0
Employment Agreement	1,838	0	—	—	425	250
Executive Savings Plan	188	42	—	—	0	0
Supplemental Retirement Agreement/Deferred Compensation Plan	2,641	0	—	—	0	400

Total	4,667	42	—	—	425	650

Termination of Employment by Executive Without Good Reason
Restricted Stock	0	0	—	—	0	0
Executive Savings Plan	188	42	—	—	0	0
Supplemental Retirement Agreement/Deferred Compensation Plan	2,641	0	—	—	0	400

Total	2,829	42	—	—	0	400

Termination of Employment by Bank Without Cause
Restricted Stock	0	0	—	—	0	0
Employment Agreement	520	0	—	—	425	250
Supplemental Retirement Agreement/Deferred Compensation Plan	2,641	0	—	—	0	400
Executive Savings Plan	188	42	—	—	0	0

Total	3,349	42	—	—	425	650

Termination of Employment by Bank with Cause			—	—
Restricted Stock	0	0	—	—	0	0
Executive Savings Plan	0	0	—	—	0	0

Total	0	0	—	—	0	0

Death
Restricted Stock	87	23	—	—	0	0
Supplemental Retirement Agreement/Deferred Compensation Plan	500	500	—	—	500	400
Executive Savings Plan	188	42	—	—	0	0

Total	775	565	—	—	500	400

Disability
Restricted Stock	87	23	—	—	0	0
Employment Agreement	265	75	—	—	212	125
Executive Savings Plan	188	42	—	—	0	0
Supplemental Retirement Agreement/Deferred Compensation Plan	2,641	455	—	—	0	400

Total	3,181	595	—	—	212	525

Company Payment upon Change in Control
Employment Agreement	1,838	318	—	—	0	693
Supplemental Retirement Agreement/Deferred Compensation Plan:			—	—	0	400
Vested prior to change in control	2,641	0	—	—	0	0
Accelerated vesting due to change in control	1,635	683	—	—	0	0
Executive Savings Plan	714	235	—	—	0	0
Restricted Stock	87	23	—	—	0	0
Sub-total	6,915	1,259	—	—	0	1,093
Contractual Gross-up for Excise Taxes	1,809	577	—	—	0	423

Total	8,724	1,836	—	—	0	1,516

Retirement
Restricted Stock	87	23	—	—	0	0
Supplemental Retirement Agreement/Deferred Compensation Plan	2,728	171	—	—	4725	400
Executive Savings Plan	188	42	—	—	0	0

Total	3003	236	—	—	4725	400

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Total ($)
Jack W. Gibson (1)	8,250	23,450			31,700
Henry P. Custis (2)	39,100	—		—	39,100
Richard F. Hall, III (2)	31,350	—		—	31,350
Douglas J. Glenn (1)	30,150	44,999	(5)	—	75,149
Scott C. Harvard (2)	13,823	8,027			21,850
Herman A. Hall, III	—	22,400		—	22,400
W. Lewis Witt	26,200	—		—	26,200
Patricia M. Windsor (3)	—	23,850		—	23,850
Bobby L. Ralph	22,250	—		—	22,250
Emil A. Viola	—	23,950		—	23,950
Roland Carroll Smith, Sr.	—	22,100		—	22,100
Robert R. Kinser	22,350	—		—	22,350
Jordan E. Slone	17,000	—		—	17,000
William Brumsey, III (4)	18,000	23,000		—	41,000
Robert Y. Green, Jr. (4)	18,000	13,000		—	31,000
Billy G. Roughton (4)	24,000	14,000		—	38,000
Ollin B. Sykes (4)	18,000	13,000		—	31,000
Frank T. Williams (4)	18,000	13,000		—	31,000
Jerry T. Womack (4)	18,000	13,000		—	31,000
D. Ben Berry (4)	36,000	—		—	36,000

(1)	Reflects fees paid by the Company for all of 2008 and fees paid by Shore Bank.
(2)	Reflects fees paid by Shore Financial Corp. through 5/31/08 and fees paid by the Company through December 31, 2008.
(3)	Patricia M. Windsor resigned effective December 31, 2008.
(4)	Reflects fees paid by Gateway Financial Holdings, Inc. throughout 2008.
(5)	Reflects compensation received for acting as an executive officer, rather than a director.

During fiscal year 2008, each director of the Company received a director’s fee of $850 per board meeting attended, $250 per committee meeting attended, and $100 per advisory board meeting attended. The Company has a Directors’ Deferred Compensation Agreement through which directors can elect to defer their directors’ fees by using the fees to purchase shares of our stock held in a Rabbi Trust. The directors can also elect to defer their board fees and we will accrue interest on the deferred fees at an interest rate equal to the highest rate currently being offered on a certificate of deposit at our bank subsidiaries.

Gateway Financial’s Voluntary Deferred Compensation Plan for Directors allowed its board members to elect to have their Board fees invested in Gateway Financial common stock. The amounts deferred were payable at the election of the board member following termination of service as a director, a change in control of the bank, death of the director, or hardship (as defined in the plan). The amounts deferred were paid out, at the election of the board member, in lump sum or semi-annual or annual installments.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s Compensation Committee was an officer or employee of the Company during 2008. During 2008, none of our executive officers served as a member of the Compensation Committee of another entity, nor did any of our executive officers serve as a director of another entity, one of whose executive officers served on our Compensation Committee. All three members of our Compensation Committee have outstanding loans with us. Each of these loans was made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than the normal risk of collectability or present other unfavorable features. See “Certain Relationships and Related Transactions” below.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth for (1) each director and the executive officers named in the Summary Compensation Table, (2) all directors and executive officers as a group, and (3) each beneficial owner of more than 5% of Company common stock: (i) the number of shares of Company common stock beneficially owned on April 10, 2009, and (ii) such person’s or group’s percentage ownership of outstanding shares of Company common stock on such date. The Company is not aware of any shareholder that beneficially owns 5% or more of the outstanding shares of Company common stock. All of the Company’s directors and executive officers receive mail at the Company’s principal executive office at Attn: Tiffany K. Glenn, Executive Vice President, Investor Relations Officer and Corporate Secretary, 999 Waterside Dr., Suite 200, Norfolk, Virginia 23510.

This table is based upon information supplied by officers, directors, and principal shareholders and Schedule 13Ds/Gs filed with the SEC. Unless indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Name	Number of Shares Beneficially Owned		Percent of Outstanding Shares (1)

Directors:
William Brumsey, III	156,784.00	(2)	0.72%
Patrick E. Corbin	10,393.45	(3)	0.05%
Henry P. Custis	324,000.00	(4)	1.49%
Jack W. Gibson	515,852.23	(5)	2.34%
Douglas J. Glenn	108,357.89	(6)	0.50%
Robert Y. Green, Jr.	44,455.00	(7)	0.20%
Scott C. Harvard	197,315.57	(8)	0.90%
Herman A. Hall, III	195,284.70	(9)	0.89%
Richard F. Hall, III	118,082.38	(10)	0.54%
Robert R. Kinser	90,602.48	(11)	0.42%
William A. Paulette	38,732.00	(12)	0.18%
Bobby L. Ralph	48,365.38	(13)	0.22%
Billy Roughton	122,192.00	(14)	0.56%
Jordan E. Slone	126,073.00	(15)	0.58%
Roland Carroll Smith, Sr.	153,099.48	(16)	0.70%
Ollin B. Sykes	131,035.00	(17)	0.60%
Emil A. Viola	506,221.78	(18)	2.32%
Frank T. Williams	305,377.00	(19)	1.40%
W. Lewis Witt	111,920.93	(20)	0.51%
Jerry Womack	506,951.00	(21)	2.32%

Non-Director Executive Officers (not included above):
Julie R. Anderson	82,279.35	(22)	0.38%
Lorelle L. Fritsch	22,934.51	(23)	0.11%
Tiffany K. Glenn	See (6) above
Renee’ R. McKinney	89,721.02	(24)	0.41%
Neal A. Petrovich	5,486.00	(25)	0.03%
David R. Twiddy	90,815.00	(26)	0.42%

All Directors and Executive Officers, as a group (26 persons)	4,102,331.15	(27)	18.22%

(1)	Applicable percentages are based on 21,796,223.90 shares outstanding on April 10, 2009. Also includes shares of common stock subject to options as of April 10, 2009. Such shares are deemed to be outstanding for the purposes of computing the percentage ownership of the individual holding such options, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table.
(2)	Includes 34,898 options to purchase shares, 8,501.00 shares owned jointly by William Brumsey, III and Walton H. Carter (business associate), 7,135.00 shares owned by Madeline F. Brumsey (wife), 206.00 shares held by Madeline F. Brumsey as custodian for John C. Ammons, Jr. (grandson), and 1,586.00 shares held in a deferred compensation plan for William Brumsey, III.
(3)	Includes 204.67 shares owned jointly by Patrick E. Corbin and Brenda C. Corbin (wife), and 188.77 shares owned by Brenda C. Corbin.
(4)	Includes 261,000.00 shares held in a revocable trust for Henry P. Custis and 63,000.00 shares held in a grantor retained annuity trust for Henry P. Custis.
(5)	Includes 210,014 options to purchase shares, 10,157.71 shares of restricted stock held by the

Company for Jack W. Gibson, 51,043.02 shares held in the Company’s 401(k) Profit Sharing Plan and Trust, 4,824.22 shares owned by M. Joyce Gibson (wife), 4,294.98 shares held by Jack W. Gibson as custodian for Jacqueline A. Gibson (daughter), 45,271.27 shares held in a Rabbi Trust for Jack W. Gibson and 30,114.45 shares held in an IRA for Jack W. Gibson.

(6)	Includes 32,000 options to purchase shares, 14,831 options to purchase shares by Tiffany K. Glenn (wife), 272.71 shares held in the Company’s 401(k) Profit Sharing Plan and Trust for Douglas J. Glenn, 4,633.92 shares held in the Company’s 401(k) Profit Sharing Plan and Trust for Tiffany K. Glenn, 16,012.92 shares of restricted stock held by the Company for Douglas J. Glenn, 1,764.00 shares of restricted stock held by the Company for Tiffany K. Glenn, 8,735.52 shares held in a Rabbi Trust for Douglas J. Glenn, 7,559.07 shares held in a Rabbi Trust for Tiffany K. Glenn, 12,217.23 shares owned jointly by Douglas J. Glenn and Tiffany K. Glenn, 444.59 shares held by Tiffany K. Glenn as custodian for Grayson Glenn (son) and 444.77 shares held by Tiffany K. Glenn as custodian for Bayler Glenn (daughter).
(7)	Includes 21,239 options to purchase shares, 1,187.00 shares owned jointly by Robert Y. Green, Jr. and Shelly S. Green (wife), and 1,586.00 shares held in a deferred compensation plan for Robert Y. Green, Jr.
(8)	Includes 87,123 options to purchase shares, 2,054.02 shares owned by Katharine M. Harvard (wife), 567.43 shares held by Scott C. Harvard as custodian for William Scott Harvard (son), 475.28 shares held by Scott C. Harvard as custodian for Katharine L. Harvard (daughter), and 34,780.84 shares held in a Rabbi Trust for Scott C. Harvard.
(9)	Includes 40,759 options to purchase shares, 672.48 shares of restricted stock held by the Company for Herman A. Hall, III, 10,290.45 shares held in a Rabbi Trust for Herman A. Hall, III, and 61,344.88 shares held in an IRA for Herman A. Hall, III.
(10)	Includes 116,235.62 shares held in a revocable trust for Richard F. Hall, III.
(11)	Includes 12,000 options to purchase shares, 260.90 shares owned jointly by Robert R. Kinser and Karen W. Kinser (wife), 379.85 shares owned by Karen W. Kinser, 9,923.26 shares owned jointly by Robert R. Kinser and Luke E. Kinser (son), 9,835.02 shares held by Robert R. Kinser as custodian for Sarah Kinser (daughter) and 388.26 shares held by Robert R. Kinser as custodian for James T. Kinser (brother).
(12)	Includes 7,836 options to purchase shares and 29,846.00 shares owned jointly by William A. Paulette and Carolyn E. Paulette (wife).
(13)	Includes 27,259 options to purchase shares, 5,505.55 shares held in a Rabbi Trust for Bobby L. Ralph, and 672.48 shares of restricted stock held by the Company for Bobby L. Ralph.
(14)	Includes 19,765 options to purchase shares, 96,291.00 shares owned jointly by Billy Roughton and Mildred H. Roughton (wife), 5,493.00 shares held in a SEP for Billy Roughton, and 643.00 shares held in a SEP for Mildred H. Roughton.
(15)	Includes 12,000 options to purchase shares, 1,720.00 shares held by the 2003 Irrevocable Slone Children’s Trust, 30,850.00 shares held by Garden Capital Acquisitions, LLC, a company operated by Jordan E. Slone, and 37,379.00 shares held by Slone Investments.
(16)

Includes 10,000 options to purchase shares, 532.18 shares owned jointly by Roland Carroll Smith, Sr. and Jacqueline M. Smith (wife), 517.30 shares owned by Jacqueline M. Smith, 5,468.34 shares held in a Rabbi Trust for Roland Carroll Smith, Sr., 81,513.33 shares held in a

Revocable Trust for Roland Carroll Smith, Sr., 5,377.82 shares held by Roland Carroll Smith, Sr. as custodian for Harrison D. Smith (grandson), 10,638.08 shares held by Roland Carroll Smith, Sr. as custodian for Erinn M. Smith (granddaughter), and 36,993.37 shares owned by Hearndon Construction Corporation, Inc., a company owned by Roland Carroll Smith, Sr.

(17)	Includes 21,239 options to purchase shares, 212.00 shares held in an IRA for Ollin B. Sykes, 110.00 shares held in a SEP for Ollin B. Sykes, 5,199.00 shares held in a 401(k) plan for Ollin B. Sykes, 244.00 shares owned by Sykesco Investment Partnership, an investment entity partially owned by Ollin B. Sykes, and 87,281.00 shares held by Sykes & Company P.A. Profit Sharing Plan and Trust, Ollin B. Sykes, Trustee.
(18)	Includes 2000 options to purchase shares, 672.48 shares of restricted stock held by the Company for Emil A. Viola, 83,788.12 shares held in an IRA for Emil A. Viola, 10,184.21 shares held in a Rabbi Trust for Emil A. Viola, 25,026.80 shares held in the Viola Foundation and 58,082.51 shares held in the Michael C. Viola Children’s Trust.
(19)	Includes 34,898 options to purchase shares.
(20)	Includes 22,404 options to purchase shares, 672.48 shares of restricted stock held by the Company for W. Lewis Witt, 17,610.08 shares owned jointly by W. Lewis Witt and Judith W. Witt (wife), 1,926.98 shares held in an IRA for W. Lewis Witt, 6,941.36 shares held in an IRA for Judith W. Witt, 6,177.19 shares owned by Inner-View, Ltd., a company owned by W. Lewis Witt and 46,160.64 shares held by Inner-View, Ltd. in a profit sharing plan for W. Lewis Witt.
(21)	Includes 34,898 options to purchase shares, 251,255.00 shares owned jointly by Jerry Womack and Alice Womack (wife), 65,582.00 shares owned by Alice Womack, 3,165.00 shares held in an IRA for Jerry Womack, and 1,586.00 shares held in a deferred compensation plan for Jerry Womack.
(22)	Includes 31,516 options to purchase shares, 9,709.11 shares of restricted stock held by the Company for Julie R. Anderson, 10,723.69 shares held in the Company’s 401(k) Profit Sharing Plan and Trust, 1,300.00 shares held in an IRA for Julie R. Anderson, 10,586.76 shares held in a Rabbi Trust for Julie R. Anderson and 18,443.80 shares owned jointly by Julie R. Anderson and Douglas A. Anderson (husband).
(23)	Includes 11,827 options to purchase shares, 1,695.20 shares owned jointly with David E. Fritsch (husband), 4,799.55 shares held in the Company’s 401(k) Profit Sharing Plan and Trust, 1,965.77 shares held in a Rabbi Trust for Lorelle L. Fritsch, and 2,647.00 shares of restricted stock held by the Company for Lorelle L. Fritsch.
(24)	Includes 34,025 options to purchase shares, 8,367.26 shares of restricted stock held by the Company for Renee’ R. McKinney, 19,036.29 shares held in the Company’s 401(k) Profit Sharing Plan and Trust, 530.29 shares held by Renee’ R. McKinney as custodian for Jamie N. McKinney (daughter), 192.31 shares held in and IRA for Jamie N. McKinney, and 6,874.79 shares held in a Rabbi Trust for Renee’ R. McKinney.
(25)	Includes 5,000.00 shares of restricted stock held by the Company for Neal A. Petrovich.
(26)	Includes 47,510 options to purchase stock and 5,303.00 shares held in a 401(k) plan for David R. Twiddy.
(27)	Includes 762,205 options to purchase shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2008, some director-nominees, directors and executive officers of the Company, their affiliates and members of their immediate families were customers of and had loan transactions with the Company in the normal course of business and are expected to continue to have customer relationships with the Company in the future. All outstanding loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and did not involve more than a normal risk of collectability or present other unfavorable features. At December 31, 2008, loans to executive officers, directors and their associates amounted to $88,345,146. During 2008, additional loans and repayments of loans by executive officers, directors, and their associates were $68,143,003. There were no loans made to directors, or to entities of which directors are material shareholders or equity owners, which were in excess of any subsidiary bank’s legal lending limits.

Douglas J. Glenn, a director and Executive Vice President, Chief Operating Officer and General Counsel of the Company, is the spouse of Tiffany K. Glenn, the Company’s Executive Vice President, Marketing Officer and Secretary. For more information about Mr. and Ms. Glenn, please see “Executive Officers” above. Prior to his employment with the Company in November 2007, Mr. Glenn was an attorney in the law firm Pender & Coward, P.C., which provided legal services for the Company. Pender & Coward, P.C., continues to provide legal services to the Company.

Jordan E. Slone, a director, is the managing member of two limited liability companies that serve as the managers for the legal entities which own and manage the Dominion Tower at 999 Waterside Drive, Norfolk, Virginia 23510. We have leased the second floor of the Dominion Tower for our executive offices and a first floor branch office since August 2005. Our lease expires in September 2016, and we have one renewal option for a period of seven years. Rent payments made in 2008 totaled $624,951 for the year. It is expected that the rent paid will exceed 5% of the gross revenues of the entities that own Dominion Tower. The terms of this lease are substantially similar to the terms of leases that are the result of “arms length” negotiations between unrelated parties, and the rent is comparable to current market rates.

Gateway Bank & Trust leases its Nags Head, N.C. and one of its Kitty Hawk, N.C. branches from Billy Roughton and his wife for monthly payments of $6,000 and $16,679, respectively. The term of the Nags Head lease is for five years, with one five-year renewal. Kitty Hawk is a land lease that commenced in April 2006 for a term of twenty years, with three five-year renewals.

The Company made payments during 2008 to Vico Construction Corporation in the amount of $353,048 and Viola Commercial Group, LLC, in the amount of $1,557,250. These entities are affiliated with Emil A. Viola, for construction of the Edinburg branch.

Corporate Governance

The board of directors in its business judgment has determined that the following fourteen of its twenty members are independent as defined under the Nasdaq Stock Market’s listing standards: William Brumsey, III, Patrick E. Corbin, Henry P. Custis, Robert Y. Green, Jr., Herman A. Hall, III, Richard F. Hall, III, Robert R. Kinser, William A. Paulette, Bobby L. Ralph, Roland Carroll Smith, Sr., Ollin B. Sykes, Frank T. Williams, W. Lewis Witt, and Jerry Womack. In reaching this conclusion, the board of directors considered that the Company and its subsidiaries provide services to, and otherwise conduct business with, certain members of the board of directors or members of their immediate families or companies with which members of the board of directors are affiliated. These transactions are discussed in greater detail in the “Certain Relationships and Related Transactions” section of this report.

Except for Jordan E. Slone, Emil A. Viola, and Billy Roughton, none of our non-employee directors, their immediate family members, or employees, are engaged in such relationships with us.

The board of directors considered the following transactions between us and certain of our directors or their affiliates and determined that such transactions did not impair the director’s independence under the above standard:

•	Loans made by us and our subsidiaries to certain directors and their associates in the ordinary course of business.

•	Payments for storage services made to Greenbrier Self Storage, a business affiliated with W. Lewis Witt, which were under $200,000 and 5% of such company’s consolidated gross revenues.

•	Payments for the lease of property made to Accawmacke Associates, a business affiliated with Henry P. Custis, Jr., which were under $200,000 and 5% of such company’s consolidated gross revenues.

Information About Shareholders

The board of directors has not established a written policy regarding communications with shareholders. A formal policy has not been adopted because directors have periodic contact with shareholders through business, personal, and community-based activities. Although not prescribed in a policy, shareholders may communicate with the board of directors through written communications addressed to the Company’s executive office at Attn: Tiffany K. Glenn, Executive Vice President, Investor Relations Officer and Corporate Secretary, 999 Waterside Dr., Suite 200, Norfolk, Virginia 23510.

Board and Committee Meetings

The business of the Company is managed under the direction of the board of directors. The board of directors generally meets twice a month and held 27 meetings in 2008. During 2008, each director participated in at least 75% of all board of directors meetings and at least 75% of all meetings of committees on which he or she served, except for Jordan Slone who attended 20 boards of directors meetings or 74% of all board of directors meetings. The board of directors does not have a policy regarding attendance at annual shareholders’ meetings. However, directors are encouraged to attend such meetings and at the annual meeting held on May 22, 2008, all directors were in attendance. Set forth below is certain information on the members and duties of the various board committees. All committee meetings are scheduled by the committee chairpersons as deemed necessary.

Audit Committee

In 2008, the Audit Committee consisted of Herman A. Hall, III, Richard F. Hall, Jr., and W. Lewis Witt. The board of directors determined that each of these directors was an “independent director” as that term is defined under the Nasdaq Stock Market’s listing standards and the requirements of the Securities and Exchange Commission. The Audit Committee has determined that Herman A. Hall, III meets the qualifications of an “audit committee financial expert” as defined under final rules adopted by the Securities and Exchange Commission.

The Audit Committee’s charter appears on the Company’s website. The Audit Committee is responsible for the appointment, compensation, and oversight of the work of the independent registered public accounting firm of the Company. It also must pre-approve all audit and non-audit services provided by the independent registered public accounting firm. The Audit Committee acts as the intermediary between the Company and the independent registered public accounting firm and reviews the reports of the independent registered public accounting firm. The Audit Committee held four meetings in 2008. See “Audit Committee Report” below.

Compensation Committee

In 2008, the Compensation Committee consisted of Emil A. Viola, Herman A. Hall, III, and W. Lewis Witt, all of whom the board of directors determined were independent under standards set by the Nasdaq Stock Market. The Compensation Committee’s charter appears on the Company’s website. The Compensation Committee reviews the compensation of all executive officers, determines the compensation package for the Vice Chairman and Chief Executive Officer and administers the Company’s compensation programs. The Compensation Committee held two meetings in 2008. See “Compensation Discussion and Analysis” and “Compensation Committee Report” below.

Nominating Committee

In 2008, the Nominating Committee consisted of Emil A. Viola, Herman A. Hall, III and W. Lewis Witt. The board of directors determined that the members of the Nominating Committee were independent as defined under the Nasdaq Stock Market’s listing standards and the requirements of the Securities and Exchange Commission. The function of the Nominating committee is to identify and present nominees for membership on the board of directors. The Nominating Committee held two meetings in 2008.

The Nominating Committee’s charter appears on the Company’s website. The board of directors relies on the discretion of the Nominating Committee members to identify potential nominees from sources that they deem appropriate. The Nominating Committee has not formulated specific criteria for nominees, but it considers qualifications that include, but are not limited to, ability to serve, conflicts of interest, and other relevant factors. In consideration of the fiduciary requirements of a board member, and the relationship of the Company and its subsidiaries to the communities it serves, the Nominating Committee places emphasis on character, ethics, financial stability, business acumen, and community involvement among other criteria it may consider. In addition, as a financial services holding company, the Company is regulated by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia. Directors and director-nominees are subject to various laws and regulations pertaining to financial holding companies including a minimum stock ownership requirement.

The Nominating Committee utilizes a variety of resources in identifying nominees including individuals who serve the Company and its subsidiaries on advisory boards, recommendations of management and other Board members, and other business or community leaders who may be qualified to serve. The Nominating Committee may consider recommendations from shareholders, but has not established a formal process for doing so. A formal process has not been adopted because directors have historically had periodic contact with shareholders through business, personal, and community-based activities. Shareholders may contact any director with a recommendation for a nominee.

Under the Company’s bylaws, shareholders may submit nominees for director.

Audit Committee Report

The Audit Committee reviews the Company’s financial reporting process, including internal control over financial reporting, on behalf of the board of directors. As required by the Audit Charter, each Audit Committee member satisfies the independence and financial literacy requirements for serving on the Audit Committee, and at least one member has accounting or related financial management expertise, all as stated in the rules of The Nasdaq Stock Market LLC.

Management has the primary responsibility for the consolidated financial statements and the reporting process, including internal control over financial reporting. In this context, the Audit Committee has met and held discussions with management and the independent registered public accounting firm. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles and that the Company’s internal control over financial reporting is effective. The Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm.

The Audit Committee discussed with the independent registered public accounting firm matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, including their judgment about the quality, not just the acceptability, of the Company’s accounting principles and underlying estimates in the Company’s consolidated financial statements; all critical accounting policies and practices to be used; all alternative treatments within U.S. generally accepted accounting principles for policies and practices related to material items that have been discussed with management of the Company; and other material written communications between the independent registered public accounting firm and the management of the Company, such as any management letter or schedule of unadjusted differences. In addition, the Audit Committee has discussed with the independent registered public accounting firm its independence from the Company and its management, including the matters in the written disclosures required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence. The Audit Committee discussed with the Company’s internal and independent registered public accounting firm the overall scope and specific plans for their respective audits.

The Audit Committee meets with the internal and independent registered public accounting firm to discuss the results of their audits, the evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting. The meetings also are designed to facilitate any private communications with the Audit Committee desired by the internal auditors or independent registered public accounting firm. In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the board of directors, and the board has approved, that the audited consolidated financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for filing with the Securities and Exchange Commission. In addition, as of December 31, 2008, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Audit Committee, along with the Company’s Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s Exchange Act filings. The Audit Committee and the board of directors also have recommended, subject to shareholder ratification, the selection of the Company’s independent registered public accounting firm, Yount, Hyde & Barbour, P.C.

Herman A. Hall, III, Chairman

Richard F. Hall, Jr.

W. Lewis Witt

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Amounts paid to YHB for work performed in 2008 and 2007 appear below:

	2008		2007
Audit fees (1)	$233,500		$124,000
Audit-related fees	90,118	(3)	12,233	(2)
Tax fees (4)	12,500		10,500
All other fees (5)	34,125		21,500

(1)	Fees for financial statement audit, including audit of internal control over financial reporting and interim reviews.
(2)	Fees for employee benefit plan audit and consultation concerning financial accounting and reporting standards.
(3)	Fees for assistance with the Shore and Gateway mergers and related S-4 filings, assistance with the TARP transaction and related S-3 filing, employee benefit plan audit, HUD audit for Gateway Mortgage, and consultations concerning financial accounting reporting standards and other related issues.

(4)	Fees for preparing federal and state income tax returns and consultation regarding tax compliance issues.
(5)	Fees for SysTrust audit of systems reliability and agreed upon procedures for vulnerability testing.

As stated in the Audit Committee charter, the Audit Committee must pre-approve all audit and non-audit services provided by the firm of independent auditors. During 2008, the Audit Committee pre- approved 100% of services provided by YHB. The Audit Committee has considered the provisions of these services by YHB and has determined that the services are compatible with maintaining YHB’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.*

*	Filed herewith.

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

SIGNATURE	CAPACITY	DATE

/s/ Jack W. Gibson	Vice Chairman and	April 30, 2009
Jack W. Gibson	Chief Executive Officer
(Principal Executive Officer)

/s/ Tiffany K. Glenn	Secretary, Executive Vice	April 30, 2009
Tiffany K. Glenn	President and Investor
Relations Officer

/s/ Neal A. Petrovich	Executive Vice President	April 30, 2009
Neal A. Petrovich	and Chief Financial Officer
(Principal Financial Officer)

/s/ Lorelle L. Fritsch	Senior Vice President and	April 30, 2009
Lorelle L. Fritsch	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Emil A. Viola	Chairman of the Board	April 30, 2009
Emil A. Viola

/s/ Douglas J. Glenn	Director, Executive Vice	April 30, 2009
Douglas J. Glenn	President, Chief Operating
Officer, and General Counsel

/s/ Scott C. Harvard	Director and Executive Vice	April 30, 2009
Scott C. Harvard	President for Delmarva
Operations

/s/ William Brumsey, III	Director	April 30, 2009
William Brumsey, III

/s/ Henry P. Custis, Jr.	Director	April 30, 2009
Henry P. Custis, Jr.

/s/ Robert Y. Green, Jr.	Director	April 30, 2009
Robert Y. Green, Jr.

/s/ Herman A. Hall, III	Director	April 30, 2009
Herman A. Hall, III

/s/ Richard F. Hall, III	Director	April 30, 2009
Richard F. Hall, III

/s/ Robert R. Kinser	Director	April 30, 2009
Robert R. Kinser

/s/ Bobby L. Ralph	Director	April 30, 2009
Bobby L. Ralph

/s/ Billy G. Roughton	Director	April 30, 2009
Billy G. Roughton

/s/ Jordan E. Slone	Director	April 30, 2009
Jordan E. Slone

/s/ Roland Carroll Smith, Sr.	Director	April 30, 2009
Roland Carroll Smith, Sr.

/s/ Ollin B. Sykes	Director	April 30, 2009
Ollin B. Sykes

/s/ Frank T. Williams	Director	April 30, 2009
Frank T. Williams

/s/ W. Lewis Witt	Director	April 30, 2009
W. Lewis Witt

/s/ Jerry T. Womack	Director	April 30, 2009
Jerry T. Womack

/s/ Patrick E. Corbin	Director	April 30, 2009
Patrick E. Corbin

/s/ William A. Paulette	Director	April 30, 2009
William A. Paulette

Exhibit Index

Hampton Roads Bankshares, Inc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.*
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.*

*	Filed herewith.