Form 10-Q
period 2009-03-31
HAMPTON ROADS BANKSHARES INC
filed 2009-05-11
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2009.

Common Stock, $0.625 Par Value	21,795,805 shares

HAMPTON ROADS BANKSHARES, INC.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	(Unaudited) March 31, 2009	(Audited) December 31, 2008
Assets:
Cash and due from banks	$51,408	$42,827
Interest-bearing deposits in other banks	7,736	4,975
Overnight funds sold	174	510
Investment securities available-for-sale, at fair value	140,108	149,637
Restricted equity securities, at cost	28,614	27,795

Loans	2,611,078	2,604,590
Allowance for loan losses	(52,198)	(51,218)

Net loans	2,558,880	2,553,372
Premises and equipment, net	101,553	101,335
Interest receivable	11,781	12,272
Other real estate owned	5,982	5,092
Deferred tax assets, net	31,283	32,616
Intangible assets	94,765	98,367
Bank owned life insurance	47,024	46,603
Other assets	11,416	10,310

Total assets	$3,090,724	$3,085,711

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest bearing demand	$246,954	$240,813
Interest bearing:
Demand	660,871	684,009
Savings	127,233	118,001
Time deposits:
Less than $100	870,243	858,787
$100 or more	380,872	394,536

Total deposits	2,286,173	2,296,146
Federal Home Loan Bank borrowings	271,551	279,065
Other borrowings	76,871	77,223
Overnight funds purchased	87,650	73,300
Interest payable	4,755	5,814
Other liabilities	15,863	9,354

Total liabilities	2,742,863	2,740,902

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock—1,000,000 shares authorized:
Series A non-convertible, non-cumulative perpetual preferred stock, $1,000 liquidation value, 23,266 shares issued and outstanding on March 31, 2009 and December 31, 2008	18,698	18,292
Series B non-convertible, non-cumulative perpetual preferred stock, $1,000 liquidation value, 37,550 shares issued and outstanding on March 31, 2009 and December 31, 2008	40,648	40,953
Series C fixed rate, cumulative preferred stock, $1,000 liquidation value, 80,347 shares issued and outstanding on March 31, 2009 and December 31, 2008	74,543	74,297
Common stock, $0.625 par value, 40,000,000 shares authorized; 21,790,804 shares issued and outstanding on March 31, 2009 and 21,777,937 on December 31, 2008	13,619	13,611
Capital surplus	171,471	171,284
Retained earnings	28,993	26,482
Accumulated other comprehensive loss, net of tax	(111)	(110)

Total shareholders’ equity	347,861	344,809

Total liabilities and shareholders’ equity	$3,090,724	$3,085,711

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	Three Months Ended
(unaudited)	March 31, 2009	March 31, 2008
Interest Income:
Loans, including fees	$37,735	$8,785
Investment securities	1,780	489
Overnight funds sold	—	6
Interest-bearing deposits in other banks	16	124

Total interest income	39,531	9,404

Interest Expense:
Deposits:
Demand	1,665	139
Savings	427	613
Time deposits:
Less than $100	4,932	1,401
$100 or more	3,300	1,279

Interest on deposits	10,324	3,432
Federal Home Loan Bank borrowings	1,709	585
Other borrowings	1,219	—
Overnight funds purchased	205	—

Total interest expense	13,457	4,017

Net interest income	26,074	5,387
Provision for loan losses	1,189	270

Net interest income after provision for loan losses	24,885	5,117

Noninterest Income:
Service charges on deposit accounts	2,059	450
Mortgage operations	1,642	—
Gain on sale of investment securities available-for-sale	—	349
Gain on sale of loans	15	—
Gain (loss) on sale of premises and equipment	5	(2)
Loss on sale of other real estate owned	(2)	—
Other than temporary impairment of securities	(18)	—
Insurance operations	1,312	—
Brokerage operations	46	—
Income from bank owned life insurance	400	—
Other service charges and fees	981	424

Total noninterest income	6,440	1,221

Noninterest Expense:
Salaries and employee benefits	11,234	2,568
Occupancy	1,919	442
Data processing	1,198	169
Other	5,497	938

Total noninterest expense	19,848	4,117

Income before provision for income taxes	11,477	2,221
Provision for income taxes	4,110	760

Net income	7,367	1,461
Preferred stock dividend and accretion of discount	2,964	—

Net income available to common shareholders	$4,403	$1,461

Per Share:
Cash dividends declared	$0.11	$0.11

Basic earnings	$0.20	$0.14

Diluted earnings	$0.20	$0.14

Basic weighted average shares outstanding	21,741,879	10,300,317
Effect of dilutive stock options and non-vested stock	20,903	62,169

Diluted weighted average shares outstanding	21,762,782	10,362,486

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data) (unaudited)	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	141,163	$133,542	21,777,937	$13,611	$171,284	$26,482	$(110)	$344,809

Comprehensive income:
Net income	—	—	—	—	—	7,367	—	7,367
Change in unrealized loss on securities available- for- sale, net of taxes of $(76)	—	—	—	—	—	—	(1)	(1)

Total comprehensive income								7,366
Shares issued related to:
Exercise of stock options	—	—	13,841	9	73	—	—	82
Dividend reinvestment	—	—	68,748	43	488	—	—	531
Stock-based compensation expense	—	—	—	—	124	—	—	124
Common stock repurchased	—	—	(69,722)	(44)	(498)	—	—	(542)
Amortization of fair market value adjustment	—	101	—	—	—	—	—	101
Preferred stock dividend declared and accretion of preferred stock discount	—	246	—	—	—	(2,462)	—	(2,216)
Common stock dividends declared	—	—	—	—	—	(2,394)	—	(2,394)

Balance at March 31, 2009	141,163	$133,889	21,790,804	$13,619	$171,471	$28,993	$(111)	$347,861

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOW

(Dollars in thousands)	Three Months Ended
(unaudited)	March 31, 2009	March 31, 2008
Operating Activities:
Net income	$7,367	$1,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,427	236
Amortization of intangible assets	(1,650)	—
Provision for loan losses	1,189	270
Proceeds from mortgage loans held for sale	71,790	—
Mortgage loan originations held for sale	(79,737)	—
Regional board fees	—	5
Stock-based compensation expense	124	37
Net amortization of premiums and accretion of discounts on investment securities	195	(27)
(Gain) loss on sale of premises and equipment	(5)	2
Gain on sale of investment securities available-for-sale	—	(349)
Loss on sale of other real estate owned	2	—
Gain on sale of loans	(15)	—
Earnings on bank owned life insurance	(400)	—
Other than temporary impairment of securities	18	—
Changes in:
Deferred taxes	(478)	155
Interest receivable	(558)	275
Other assets	(1,127)	(864)
Interest payable	(1,059)	258
Other liabilities	6,509	1,516

Net cash provided by operating activities	3,592	2,975

Investing Activities:
Proceeds from maturities and calls of debt securities available-for-sale	9,056	4,004
Proceeds from sale of debt securities available-for-sale	—	12,349
Purchase of equity securities available-for-sale	—	(813)
Purchase of restricted equity securities	(1,672)	(159)
Proceeds from sales of restricted equity securities	853	315
Proceeds from the sale of loans	697	—
Net increase in loans	(1,643)	(7,524)
Purchase of premises and equipment	(1,694)	(548)
Proceeds from sale of premises and equipment	57	—
Proceeds from sale of other real estate owned	894	—

Net cash provided by investing activities	6,548	7,624

Financing Activities:
Net increase (decrease) in deposits	(2,182)	21,695
Proceeds from Federal Home Loan Bank borrowings	5,000	—
Repayments of Federal Home Loan Bank borrowings	(11,517)	(5,000)
Net increase in overnight borrowings	14,350	—
Common stock repurchased	(542)	(695)
Issuance of shares to executive savings plan	—	122
Proceeds from exercise of stock options	82	311
Preferred stock dividends paid	(2,462)	—
Common stock dividends paid, net	(1,863)	(573)

Net cash provided by financing activities	866	15,860

Change in cash and cash equivalents	11,006	26,459
Cash and cash equivalents at beginning of period	48,312	25,564

Cash and cash equivalents at end of period	$59,318	$52,023

Supplemental cash flow information:
Cash paid for interest	$14,516	$3,759
Cash paid for income taxes	—	—

Supplemental non-cash information:
Dividends reinvested	$531	$563
Change in unrealized gain (loss) on securities	(85)	457
Transfer between loans and other real estate owned	1,786	—

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hampton Roads Bancshares, Inc. (the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”). The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather, provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The Company adopted SFAS 157 on January 1, 2008. The FASB approved a one-year deferral for the implementation of the statement for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the provisions of SFAS 157 for nonfinancial assets and liabilities as of January 1, 2009 without a material impact on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The Company does not expect the implementation of SFAS 141(R) to have a material impact on its consolidated financial statements at this time.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009 with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amend other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009 with earlier adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The Company does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

NOTE B – STOCK-BASED COMPENSATION

The Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), Share Based Payment, on January 1, 2006 and, accordingly, uses the fair-value method to account for stock-based compensation. SFAS 123R requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. SFAS 123R also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. Fair value of stock options is estimated at the date of grant using a lattice option pricing model.

Stock-based compensation expense recognized in the consolidated statements of income for the three months ended March 31, 2009 and March 31, 2008 was $124,120 and $37,041, respectively, with a related tax benefit of $33,783 and $12,668, respectively. During the first three months of 2009 and 2008, stock-based compensation expense was comprised of $38,327 and $21,178, respectively, related to stock options which vested during the period and $85,793 and $15,863, respectively, related to share awards.

The Company has granted stock options to its directors and employees under stock compensation plans that have been approved by the Company’s shareholders. All outstanding options have terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over periods that range from one to ten years. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2009 is as follows:

	Stock Options Outstanding	Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2008	2,096,006	$11.96	N/A	N/A
Exercised	13,841	5.89	N/A	N/A
Expired	143,022	11.04	N/A	N/A

Balance at March 31, 2009	1,939,143	$12.08	4.65	$699,273

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no stock options granted during the three months ended March 31, 2009 or 2008. The total intrinsic value of stock options exercised during the three month periods ended March 31, 2009 and 2008 was $31,048 and $164,218, respectively. Cash received from stock option exercises for the three month periods ended March 31, 2009 and 2008 was $81,540 and $310,911, respectively. The Company may issue new shares to satisfy stock option grants. As of March 31, 2009, there were 839,383 shares available under the existing stock incentive plan. However, shares may be repurchased in open market or privately negotiated transactions under certain circumstances. As of March 31, 2009, there was $694,656 of unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 4.39 years.

The Company has granted non-vested shares of common stock to certain directors and employees as part of incentive programs and to those directors who elected to use deferred directors’ fees to purchase non-vested shares of common stock. Non-vested shares of common stock awarded to employees and directors as part of incentive programs have vesting schedules that range from one to nine years and are expensed over the same schedules. Non-vested shares of common stock issued to directors as a method of deferring their directors’ fees are expensed at the time the fees are earned by the director. A summary of the Company’s non-vested share activity and related information for the three months ended March 31, 2009 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance at December 31, 2008	49,825	$9.49
Granted	—	—
Vested	8,227	8.50

Balance at March 31, 2009	41,598	$9.68

As of March 31, 2009, there was $361,803 of total unrecognized compensation cost related to non-vested shares of common stock. That cost is expected to be recognized over a weighted-average period of 1.99 years.

NOTE C – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available for sale were (in thousands):

	March 31, 2009
Description of Securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Agency securities	$20,049	$302	$—	$20,351
Mortgage-backed securities	90,254	1,129	—	91,383
State and municipal securities	18,157	108	125	18,140
Corporate securities	4,935	122	185	4,872
Equity securities	6,892	250	1,780	5,362

Total securities available for sale	$140,287	$1,911	$2,090	$140,108

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2008
Description of Securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Agency securities	$24,584	$415	$—	$24,999
Mortgage-backed securities	95,202	46	—	95,248
State and municipal securities	18,186	39	8	18,217
Corporate bonds	5,093	—	—	5,093
Equity securities	6,747	19	686	6,080

Total securities available-for-sale	$149,812	$519	$694	$149,637

Information pertaining to securities with gross unrealized losses at March 31, 2009, aggregated by investment category and length of time that the individual securities have been in a continuous loss position is as follows (in thousands):

	March 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
State and municipal securities	$3,333	$43	$3,604	$82	$6,937	$125
Mortgage backed securities	—	—	5	—	5	—
Equity securities	3,496	1,490	292	475	3,788	1,965

	6,829	1,533	3,901	557	10,730	2,090

During the first three months of 2009, equity securities with an amortized cost of $49,354 were determined to be other-than-temporarily impaired. An impairment loss of $18,321 was recognized through noninterest income. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Management has evaluated the unrealized losses associated with the remaining equity securities as of March 31, 2009 and, in management’s belief, the unrealized losses are temporary and will recover in a reasonable amount of time.

The unrealized loss positions on debt securities at March 31, 2009 were directly related to interest rate movements as there is minimal credit risk exposure in these investments. Management does not believe that any of these debt securities were other-than-temporarily impaired at March 31, 2009.

NOTE D – ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER

In January 2005, American Institute of Certified Public Accountants Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, was adopted for loan acquisitions. SOP 03-3 requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for acquired impaired loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. SOP 03-3 limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments.

The Company acquired loans pursuant to the acquisition of GFH in December 2008. In accordance with SOP 03-3, at acquisition the Company reviewed each loan to determine whether there was evidence of deterioration of credit quality since origination and if it was probable that it will be unable to collect all amounts due according to the loan’s contractual terms. When both conditions existed, the Company accounted for each loan individually, considered expected prepayments, and estimated the amount and timing of discounted expected principal, interest, and other cash flows (expected at acquisition) for each loan. The Company determined the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted into interest income (nonaccretable difference). The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan (accretable yield).

Over the life of the loan, the Company continues to estimate cash flows expected to be collected. The Company evaluates at the balance sheet date whether the present value of its loans determined using the effective interest rates has decreased and if so, establishes a valuation allowance for the loan. Valuation allowances for acquired loan subject to SOP 03-3 reflect only those losses incurred after acquisition; that is, the present value of cash flows expected at acquisition that are not expected to be collected. Valuation allowances are established only subsequent to acquisition of the loans. For loans that are not accounted for as debt securities, the present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan. For any remaining increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life. The Company does not have any such loans that were accounted for as debt securities.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans that were acquired in the GFH acquisition, for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be made had an outstanding balance of $129,187,838 and a carrying amount of $111,479,633 at March 31, 2009.

The carrying amount of these loans is included in the balance sheet amount of loans receivable at March 31, 2009. These loans are not included in the impaired loan amounts disclosed in Note F.

(in thousands)	Accretable Yield
Balance, December 31, 2008	4,167
Accretion	722
Disposals	—

Balance, March 31, 2009	$3,395

NOTE E – LOANS

Major classifications of loans are summarized as follows (in thousands):

	March 31, 2009	December 31, 2008
Commercial	$443,103	$451,426
Construction	883,972	897,288
Real estate-commercial mortgage	689,844	673,351
Real estate-residential mortgage	533,046	528,760
Installment loans (to individuals)	49,275	50,085
Loans held for sale	13,011	5,064
Deferred loan fees and related costs	(1,173)	(1,384)

Total loans	$2,611,078	$2,604,590

NOTE F – ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

The purpose of the allowance for loan losses is to provide for potential losses inherent in the loan portfolio. Management considers several factors, including historical loan loss experience, the size and composition of the portfolio, and the value of collateral agreements, in determining the allowance for loan loss.

Transactions affecting the allowance for loan losses during the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	2009	2008
Balance at beginning of period	$51,218	$5,043
Provision for loan losses	1,189	270
Loans charged off	(398)	—
Recoveries	189	7

Balance at end of period	$52,198	$5,320

Non-performing assets were as follows (in thousands):

	March 31, 2009	December 31, 2008
Loans 90 days past due and still accruing interest	$6,110	$3,219
Nonaccrual loans	86,502	32,885
Other real estate owned	5,982	5,092

Total non-performing assets	$98,594	$41,196

Information on impaired loans was as follows:

	March 31, 2009	December 31, 2008
Impaired loans for which an allowance has been provided	$4,012	2,161
Impaired loans for which no allowance has been provided	5,589	2,130

Total impaired loans	$9,601	$4,291

Allowance provided for impaired loans, included in the allowance for loan losses	$959	$545

Average balance in impaired loans	$9,018	$3,883

Interest income recognized from impaired loans	$144	$131

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Land	$26,357	$26,357
Buildings and improvements	59,987	59,731
Leasehold improvements	3,275	3,224
Equipment, furniture, and fixtures	15,300	15,101
Construction in process	3,748	2,768

	108,667	107,181
Less accumulated depreciation and amortization	(7,114)	(5,846)

Premises and equipment, net	$101,553	$101,335

NOTE H – SUPPLEMENTAL RETIREMENT AGREEMENTS

The Company has entered into supplemental retirement agreements with several key officers and recognizes expense each year related to these agreements based on the present value of the benefits expected to be provided to the employees and any beneficiaries. The expense recognized during the first three months of 2009 and 2008 was $195,000 and $165,000, respectively.

NOTE I – BUSINESS SEGMENT REPORTING

In addition to its banking operations, the Company has three other reportable segments: Mortgage, Investment, and Insurance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s 2008 Form 10-K. Segment profit and loss is measured by net income after tax. Intersegment transactions are recorded at cost and eliminated as part of the consolidation process. Because of the interrelationships between the segments, the information is not indicative of how the segments would perform if they operated as independent entities.

The following table shows certain financial information for each segment and in total (in thousands).

	Total	Elimination	Banking	Mortgage	Investment	Insurance
Total Assets at March 31, 2009	$3,090,724	$(30,355)	$3,094,327	$14,045	$1,002	$11,705

Three Months Ended March 31, 2009

Net interest income	$26,074	$(77)	$26,078	$70	$—	$3
Noninterest income	6,440	—	3,435	1,642	46	1,317

Total income	$32,514	$(77)	$29,513	$1,712	$46	$1,320

Net income (loss)	$7,367	$(77)	$6,558	$717	$19	$150

The Company had no reportable business segments at March 31, 2008.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J – FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements, establishes a framework for measuring fair value. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, permits the measurement of transactions between market participants at the measurement date. SFAS No. 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates.

In accordance with SFAS No. 157, the Company groups our financial assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The most significant instruments that the Company fair values include investment securities, derivative instruments, and certain junior subordinated debentures. The majority of instruments fall into the Level 1 or 2 fair value hierarchy. Valuation methodologies for the fair value hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts, and residential mortgage loans held-for-sale.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage servicing rights, asset-backed securities, and highly structured or long-term derivative contracts.

Recurring Basis

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities that were elected under SFAS No. 159 as well as for certain assets and liabilities in which fair value is the primary basis of accounting.

Investment securities available-for-sale are classified as within Level 1 of the valuation hierarchy when quoted prices are available in an active market. Level 1 securities would include highly liquid government bonds, and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Level 2 securities would include U.S. Agency securities, mortgage-back securities, obligations of states and political subdivisions, and certain corporate, asset backed and other securities. In certain cases where there is a limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Derivative loan commitments are when the Company enters into commitments to originate or purchase mortgage loans whereby the interest rate is fixed prior to funding. These commitments, in which the Company intends to sell in the secondary market, are considered freestanding derivatives. These are carried at fair value and are included in other assets at March 31, 2009.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a description of the valuation methodologies for these assets and liabilities.

(in thousands)		Fair Value Measurements at March 31, 2009 Using
Description	Assets / Liabilities Measured at Fair Value 3/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale securities	$140,108	$4,082	$134,746	$1,280
Derivative loan commitments	350	—	—	350

(in thousands)	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended March 31 (Level 3 measurements only)
Description	Investment Securities Available-for-Sale	Derivative Loan Commitments
Balance, January 1, 2009	$1,170	$173
Purchases, issuances, and settlements, net	—	177
Transfers in and/or out of Level 3, net	110	—

Balance, March 31, 2009	$1,280	$350

Nonrecurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the balance sheet by caption and by level within the SFAS 157 valuation hierarchy, for which a nonrecurring change in fair value has been recorded during the three months ended March 31, 2009.

(in thousands)	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at March 31, 2009 Using			Total Losses
Description		(Level 1)	(Level 2)	(Level 3)
Investment securities available-for-sale	$31	$31	$—	$—	$18
Other real estate owned	5,982	—	5,982	—	—

NOTE K – ACQUISITIONS

Gateway Financial Holdings, Inc.

On December 31, 2008, the Company acquired Gateway Financial Holdings, Inc. (“GFH”). GFH was the parent company of Gateway Bank and Trust Co., which operated 36 full-service banking facilities serving the Hampton Roads and Richmond areas of Virginia and Outer Banks and Raleigh regions of North Carolina. The aggregate purchase price was approximately $160.4 million, including common stock valued at $94.2 million, preferred stock valued at $59.3 million, GFH stock held by the Company as an investment of $0.2 million, stock options exchanged valued at $1.4 million, and direct costs of the merger of $5.3 million.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net assets acquired, based on preliminary fair value adjustments, are shown in the table below (in thousands).

Securities available for sale	$117,706
Loans, net	1,752,793
Goodwill	54,844
Core deposit intangible	3,282
Other intangibles	7,485
Other assets	207,179

Total assets acquired	2,143,289
Deposits	1,688,473
Borrowings	289,497
Other liabilities	4,950

Total liabilities assumed	1,982,920

Net assets acquired	$160,369

The Company acquired all of the outstanding shares of GFH. The shareholders of GFH received, for each share of GFH common stock that they owned immediately prior to the effective date of the merger, 0.67 shares of Company common stock. Each of GFH’s preferred shares outstanding immediately prior to the effective date of the merger converted into new preferred shares of the Company that have substantially identical rights. In addition, at the effective date of the merger, each outstanding option to purchase shares of GFH’s common stock under any stock plans were converted into an option to acquire the number of shares of the Company’s common stock equal to the number of shares of GFH common stock underlying the option. The exercise price of each option was adjusted accordingly.

The Company’s consolidated financial statements include the results of operations of Gateway Bank and Trust Co. only from the date of acquisition. Pro forma condensed consolidated income statements for the first quarter ended March 31, 2009 and 2008 are shown as if the merger occurred at the beginning of each period and as if the merger with GFH was the only merger completed during the period.

	March 31,
	2009	2008
Interest income	$36,087	$38,934
Interest expense	12,603	18,479

Net interest income	23,484	20,455
Provision for loan losses	1,091	1,870
Noninterest income	5,735	8,099
Noninterest expense	17,651	17,918

Income before provision for income taxes	10,477	8,766
Provision for income taxes	3,805	2,844

Net income	$6,672	$5,922
Dividend on preferred stock	2,463	506

Net income available to common shareholders	$4,209	$5,416

Basis earnings per share	$0.22	$0.29
Diluted earnings per share	$0.22	$0.29

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The merger was accounted for under the purchase method of accounting and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The merger resulted in the recording of $54.8 million of estimated goodwill and $3.3 million of core deposit intangible assets. The estimated goodwill is subject to possible adjustments during the one year period from the date of the merger. During the first quarter of 2009, the fair value of deposits was increased by $5.6 million based on a new independent valuation analysis. There were no other material changes to estimated goodwill. The core deposit intangible asset was based on an independent valuation and will be amortized over the estimated life of the core deposits of 4.5 years based on undiscounted cash flows.

The Company is in the process of analyzing the effect of canceling certain contracts between Gateway Bank & Trust and their vendors in order to produce efficiencies from the merger. Costs of canceling the contracts could be material and would change the goodwill associated with the merger.

Shore Financial Corporation

On June 1, 2008, the Company acquired Shore Financial Corporation (“SFC”). SFC was the parent company of Shore Bank, which operated 8 full-service banking facilities serving the Eastern Shore of Maryland and Virginia. The aggregate purchase price was approximately $55.2 million, including common stock valued at $31.2 million, SFC stock held by the Company as an investment of $0.8 million, stock options exchanged valued at $1.2 million, cash of $21.0 million, and direct costs of the merger of $1.0 million.

Net assets acquired, based on preliminary fair value adjustments, are shown in the table below (in thousands).

Securities available for sale	$16,250
Loans, net	220,450
Goodwill	25,081
Core deposit intangible	4,755
Employment agreement intangible	160
Other assets	33,587

Total assets acquired	300,283
Deposits	208,402
Borrowings	34,228
Other liabilities	2,409

Total liabilities assumed	245,039

Net assets acquired	$55,244

The Company acquired all of the outstanding shares of SFC. The shareholders of SFC received, for each share of SFC common stock that they owned immediately prior to the effective date of the Merger, either $22 per share in cash or 1.8 shares of Company common stock. In addition, at the effective date of the Merger, each outstanding option to purchase shares of SFC’s common stock under any stock plans vested pursuant to its terms and were converted into an option to acquire the number of shares of the Company’s common stock equal to the number of shares of SFC common stock underlying the option multiplied by 1.8. The exercise price of each option was adjusted accordingly.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s consolidated financial statements include the results of operations of Shore Bank only from the date of acquisition. Pro forma condensed consolidated income statements for the first quarter ended March 31, 2009 and 2008 are shown as if the merger occurred at the beginning of each period and as if the merger with SFC was the only merger completed during the period.

	March 31,
	2009	2008
Interest income	$12,392	$13,353
Interest expense	4,275	5,797

Net interest income	8,117	7,556
Provision for loan losses	439	275
Noninterest income	1,692	2,068
Noninterest expense	6,679	6,676

Income before provision for income taxes	2,691	2,673
Provision for income taxes	961	949

Net income	$1,730	$1,724

Basis earnings per share	$0.13	$0.13
Diluted earnings per share	$0.13	$0.13

The merger was accounted for under the purchase method of accounting and was intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The merger resulted in the recording of $25.1 million of estimated goodwill and $4.8 million of core deposit intangible assets. The estimated goodwill is subject to possible adjustments during the one year period from the date of the merger. The core deposit intangible asset was based on an independent valuation and will be amortized over the estimated life of the core deposits of eight years based on undiscounted cash flows. There was no material adjustment to the goodwill or intangible assets associated with this merger during the three months ended March 31, 2009. In order to finance the merger, the Company borrowed $23 million. The loan has a variable interest rate of prime minus one percent with a four percent floor. The loan required that the Company meet certain financial covenants, some of which were not met as of March 31, 2009. However, the Company has the cash available and management’s intention is to repay the loan on May 14, 2009.

The Company is in the process of analyzing the effect of canceling certain contracts between Shore Bank and their vendors in order to produce efficiencies from the merger. Costs of canceling the contracts could be material and would change the amount of goodwill associated with the merger.

NOTE L – GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets with an indefinite life are subject to impairment testing at least annually or more often if events or circumstances suggest potential impairment. Other acquired intangible assets determined to have a finite life are amortized over their estimated useful life in a manner that best reflects the economic benefits of the intangible asset. Intangible assets with a finite life are periodically reviewed for other-than-temporary impairment. Management was not aware of any events that would indicate impairment at March 31, 2009.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross carrying amount and accumulated depreciation for the Company’s intangible assets follows (in thousands).

	Gross Amount	Accumulated Amortization
Intangible assets subject to the future amortization:

Core deposit intangible	$8,104	$685
Employment contract intangible	1,195	113
Insurance book of business intangible, gross	6,450	108

Total intangible assets subject to future amortization	$15,749	$906

Intangible assets not subject to future amortization:

Goodwill	79,922	—

Total intangible assets	$95,671	$906

There were no intangible assets as of March 31, 2008.

NOTE M – TROUBLED ASSET RELIEF PROGRAM (“TARP”)

On December 31, 2008, the Company entered in a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the U.S. Treasury, pursuant to which the Company sold 80,347 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C, no par value per share, having a liquidation preference of $1,000 per share (the “Series C Preferred Stock”) and a warrant (the “Warrant”) to purchase 1,325,858 shares of the Company’s common stock, $0.625 par value per share (the “Common Stock”), at an initial exercise price of $9.09 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $80.347 million in cash. This preferred stock is redeemable at par plus accrued and unpaid dividends subject to the approval of the Company’s primary banking regulators.

The Warrant is immediately exercisable. The Warrant provides for the adjustment of the exercise price and the number of shares of Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Common Stock, and upon certain issues of Common Stock at or below a specified price relative to the then-current market price of Common Stock. The Warrant expires ten years from the issuance date. Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

The American Recovery and Reinvestment Act of 2009 (“ARRA”), enacted on February 17, 2009, imposes certain new executive compensation and corporate governance obligations on all current and future TARP recipients until the institution has redeemed the preferred stock. This Act restricts golden parachute payments to senior executive officers and the next five most highly compensated employees during the period of time any obligations arising from financial assistance provided under the TARP remains outstanding, prohibits paying and accruing bonuses for certain senior executive officers and employees, requires that TARP participants provide the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly compensated employees based on statements of earnings, revenues, gains, or other criteria later found to be materially inaccurate, and requires a review by the Secretary of all bonuses and other compensation paid by TARP participants to senior executive employees and the next 20 most highly compensated employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of the Act.

NOTE N – SUBSEQUENT EVENTS

On April 29, 2009, the Company announced it will pay an $0.11 per share cash dividend on June 15, 2009 to shareholders of record on May 15, 2009.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Hampton Roads Bankshares, Inc. was incorporated under the laws of the Commonwealth of Virginia and serves as a holding company for the Bank of Hampton Roads, Shore Bank, and Gateway Bank. Through a recent acquisition, we obtained four trust preferred securities. In addition to our retail and commercial banking services, we offer insurance, title, mortgage, and investment services.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist readers in understanding and evaluating our consolidated results of operations and financial condition. The following should be read in conjunction with our 2008 audited Consolidated Financial Statements and our 2008 Annual Report on Form 10-K.

Forward-Looking Statements

Where appropriate, statements in this report may contain the insights of management into known events and trends that have or may be expected to have a material effect on our operations and financial condition. The information presented may also contain certain forward-looking statements regarding future financial performance, which are not historical facts and involve various risks and uncertainties.

When or if used in this quarterly report or any Securities and Exchange Commission filings, other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “anticipate”, “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “is estimated”, “is projected”, or similar expressions are intended to identify “forward-looking statements”.

For a discussion of the risks, uncertainties, and assumptions that could affect these statements and our future events, developments, or results, you should carefully review the risk factors summarized below and the more detailed discussions in the “Risk Factors” and “Business” sections in the 2008 Form 10-K. Our risks include, without limitation, the following:

•	Difficult market conditions in our industry;

•	Unprecedented levels of market volatility;

•	Effects of the soundness of other financial institutions;

•	Uncertain outcome of recently enacted legislation to stabilize the U.S. financial industry;

•	Losses that may be incurred if we are unable to manage interest rate risk;

•	Our dependence on key personnel;

•	High level of competition within the banking industry;

•	Adequacy of our estimate for known and inherent losses in our loan portfolio;

•	Our ability to manage our growth;

•	Potential declines in asset quality;

•	Possibility that our recent results may not be indicative of our future results;

•	Our dependence on construction and land development loans that could be negatively affected by a downturn in the real estate market;

•	An economic downturn in our limited market area could adversely affect our business;

•

If the value of real estate in the Company’s core market areas were to decline materially, a significant portion of its loan portfolio could become under-collateralized, which could have a material adverse effect on it;

•	A significant part of Gateway’s loan portfolio is unseasoned;

•	Our operations and customers might be affected by the occurrences of natural disaster or other catastrophic event in its market area;

•	The decline in the fair market value of various investment securities available-for-sale could result in future impairment losses;

•	Changes in interest rate;

•	Governmental and regulatory changes that may adversely affect our expenses and cost structure;

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	The threat from technology based frauds and scams;

•	Banking regulators have broad enforcement power, but regulations are meant to protect depositors and not investors;

•	Trading in our common stock has been sporadic and volume has been light so shareholders may not be able to quickly and easily sell their common stock;

•

Virginia law and the provisions of our articles of incorporation and bylaws could deter or prevent takeover attempts by a potential purchaser of our common stock that would be willing to pay you a premium for your shares of our common stock;

•	Our directors and officers have significant voting power; and

•	We may fail to realize all of the anticipated benefits of the mergers with SFC and GFH.

Our forward-looking statements could be wrong in light of these and other risks, uncertainties, and assumptions. The future events, developments, or results described in this report could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after the date of this quarterly report and you should not expect us to do so.

Overview

Our primary source of revenue is from net interest income earned by our Banks. Net interest income represents interest and fees earned from lending and investment activities less the interest paid to fund these activities. Net income may be impacted by variations in the volume and mix of interest earning assets and interest bearing liabilities, changes in the yields earned and the rates paid, and the level of noninterest bearing liabilities available to support earning assets. In addition to net interest income, noninterest income is another important source of our revenue. Noninterest income is derived primarily from service charges on deposits and fees earned from bank services. Other factors that impact net income are the provision for loan losses and noninterest expense.

The following is a summary of our financial performance in the quarter ended March 31, 2009. Significant growth over comparative 2008 amounts are primarily due to the acquisitions of GFH and SFC.

•	Assets increased by $2.51 billion or 430% in the first quarter 2009 over comparative 2008.

•	Diluted earnings per common share grew by 42.9% in the first quarter over comparative 2008.

•	Loans and deposits grew 439% and 405%, respectively, over comparative 2008.

•	Net income was $7.37 million for the quarter ended March 31, 2009 as compared to $1.46 million for the quarter ended March 31, 2008.

•	Net interest income increased $20.7 million or 384% in the first quarter as compared the same period 2008.

•

Noninterest income for the first quarter 2009 was $6.4 million, a 428% increase over comparative 2008. This was largely due to the addition of several non banking subsidiaries through our acquisition of GFH.

•	Our effective tax rate increased to 35.8% in the first quarter 2009 compared to 34.2% for comparative 2008. For the fourth quarter 2008, our effective tax rate was 34.3%.

Critical Accounting Policies

GAAP is complex and requires management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical. Changes in such judgments, assumptions, and estimates may have a significant impact on the consolidated financial statements and the accompanying footnotes. Actual results, in fact, could differ from those estimates. We consider our policies on allowance for loan losses and goodwill and other intangible assets to be critical accounting policies. Refer to our 2008 Form 10-K for further discussion of these policies.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF FINANCIAL CONDITION

Overview. Total average assets, a benchmark used by banks when comparing size, are the strongest indicator of our continuous growth. Average assets increased $2.54 billion, or 443%, to a new high of $3.12 billion for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Total assets at March 31, 2009 were $3.09 billion, an increase of $5.01 million or 0.2% over December 31, 2008 total assets. Our loan portfolio was $2.61 billion at March 31, 2009 and made up 84.5% of our total assets.

Average total deposits were $2.23 billion for first quarter 2009, a growth of $1.79 billion or 404% compared to first quarter 2008. This growth is attributable to the deposits acquired from Gateway Bank in the amount of $1.69 billion.

Interest Bearing Deposits in Other Banks. Interest bearing deposits in other banks and federal funds sold are used for daily cash management purposes and liquidity. Interest bearing deposits at March 31, 2009 were $7.74 million and consisted mainly of deposits with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank. These deposits increased $2.76 million or 55% at March 31, 2009 compared to $4.98 million at December 31, 2008.

Securities. Our investment portfolio consists primarily of U.S. Agency securities, mortgage-backed securities, state and municipal securities, and equity securities. Our available-for-sale securities are reported at fair value. They are used primarily for earnings, liquidity, and asset/liability management purposes. Our securities are reviewed quarterly for possible impairment.

At March 31, 2009, the estimated market value of our investment securities was $140.1 million, down $9.5 million or 6.4% from $149.6 million at December 31, 2008. The decrease was the result of maturities of investment securities netted against the purchase of investment securities, the change in unrealized gains or losses on available-for-sale investment securities, and amortization/accretion of premiums/discounts on the remaining investment securities.

Loan Portfolio. As a community bank, we have a primary objective of meeting the business and consumer credit needs within our market where standards of profitability, client relationships, and credit quality can be met. Our loan portfolio grew $6.49 million or 0.25% to $2.61 billion as of March 31, 2009 compared to December 31, 2008. Real estate commercial mortgages increased 2.45% to $689.8 million at March 31, 2009 compared to $673.4 million at December 31, 2008. Real estate residential mortgages increased 2.29% to $546.1 million at March 31, 2009 compared with $533.8 million at December 31, 2008. Commercial loans decreased 1.84% to $443.1 million at March 31, 2009 compared with $451.4 million at December 31, 2008. Installment loans to individuals decreased 1.62% to $49.3 million at March 31, 2009 compared with $50.1 million at December 31, 2008. Construction loans also decreased slightly to $884.0 million at March 31, 2009 compared with $897.3 million at December 31, 2008, thus lowering the concentration of construction loans to 33.9% of the total loan portfolio at March 31, 2009 compared with 34.5% at December 31, 2008.

Allowance for Loan Losses. Management continuously reviews our loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through ongoing credit review processes, we conduct an independent and comprehensive allowance analysis of our loan portfolio at least quarterly. Since risks to the loan portfolio include general economic trends as well as conditions affecting individual borrowers, the allowance is an estimate. The allowance for loan losses was $52.2 million or 2.00% of outstanding loans as of March 31, 2009 compared with $51.2 million or 1.97% of outstanding loans as of December 31, 2008. Management considers the allowance for loan losses to be adequate.

Nonperforming assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and foreclosed real estate. Total non-performing assets were $98.6 million or 3.19% of total assets at March 31, 2009 compared with $41.2 million or 1.34% of total assets at December 31, 2008.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Deposits. Deposits are the primary source of our funds for use in lending and general business purposes. Our balance sheet growth is largely determined by the availability of deposits in our market, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at March 31, 2009 decreased $10.0 million or 0.43% to $2.3 billion compared to December 31, 2008. Changes in the deposit categories include an increase of $6.1 million or 2.55% in noninterest bearing demand deposits, a decrease of $23.1 million or 3.38% in interest bearing demand deposits and an increase of $9.2 million or 7.82% in savings accounts from December 31, 2008 to March 31, 2009. Total time deposits decreased $2.2 million or 0.17%, from December 31, 2008 to March 31, 2009. The decrease in time deposits was a result of competitive rates offered on time deposits within the local market and a decrease in national certificates of deposits.

Borrowings. Sources of funds that we use are short-term and long-term borrowings from various sources including the Federal Reserve Bank discount window, Federal Home Loan Bank of Atlanta (“FHLB”), purchased funds from correspondent banks, reserve repurchase accounts, and subordinated debentures. Our FHLB borrowings on March 31, 2009 were $271.6 million compared to $279.1 million in 2008. We also maintain additional sources of liquidity through a variety of borrowing arrangements including federal funds lines with large regional and national banking institutions. These available lines total approximately $420.7 million of which $87.7 million and $73.3 million were outstanding at March 31, 2009 and December 31, 2008, respectively.

Common Stock and Dividends. On March 13, 2009, we paid a quarterly cash dividend of $0.11 per share on our common stock to shareholders of record as of February 27, 2009. All dividends paid are limited by the requirement to meet capital guidelines issued by regulatory authorities, and future declarations are subject to financial performance and regulatory requirements.

On February 15, 2009, we paid a dividend of $6.25 per share on our series C fixed rate, cumulative preferred stock. On March 27, 2009, we paid dividends of $21.58 and $29.59 per share on our series A non-convertible, non-cumulative perpetual preferred stock and our series B non-convertible, non-cumulative perpetual preferred stock, respectively.

Liquidity and Capital Structure. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. At March 31, 2009, cash and due from banks, overnight funds sold, interest-bearing deposits in other banks, and investment securities were $199.4 million or 6.45% of total assets. As a result of the management of our liquid assets and the ability to generate liquidity through liability funding, management believes we maintain overall liquidity sufficient to satisfy our depositors’ requirements and meet our customers’ credit needs.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total shareholders’ equity increased $3.1 million or 0.89% to $347.9 million at March 31, 2009 compared to $344.8 million at December 31, 2008. As of March 31, 2009, management believes that the Company and the banks were “well-capitalized”, the highest category of capitalization defined by the Federal Reserve Bank. We continually monitor our current and projected capital adequacy positions. Maintaining adequate capital levels is integral to providing stability, resources to achieve our growth objectives, and returns to our shareholders in the form of dividends.

Management expects that we will remain “well capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth or otherwise.

ANALYSIS OF RESULTS OF OPERATIONS

Overview. During the first three months of 2009, we had net income available to common shareholders of $4.40 million, an increase of 201% over net income available to common shareholders of $1.46 million in the first three months of 2008. This increase resulted primarily from the effects of the increase in interest earning assets associated with the SFC and GFH mergers completed during 2008. Diluted earnings per share increased to $0.20 per share for the first three months of 2009 compared with $0.14 per share for the three months ended March 31, 2008. Return on average total assets for the first three months of 2009 decreased to 0.96% from 1.02% for the first three months of 2008. Return on average common shareholders’ equity increased in the first three months of 2009 to 8.58% from 7.93% for the first three months of 2008.

Net Interest Income. Net interest income for the first three months of 2009 was $26.1 million, an increase of $20.7 million or 384% compared with the first three months of 2008. The net interest margin, which is calculated by expressing net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. Our net interest margin decreased from 3.98% during the first three months of 2008 to 3.77% for the same period in 2009. Since March 18, 2008, the Federal Open Market Committee reduced the target federal funds rate between 200 and 225 basis points, making it nearly zero.

Our interest earning assets consist primarily of loans, investment securities, interest-bearing deposits in other banks, and overnight funds sold. Interest income on loans, including fees, increased $29.0 million to $37.7 million for the three months ended March 31, 2009 compared to the same time period during 2008. This increase resulted from the $2.14 billion increase in average loans and was partially offset by a 152 basis point decrease experienced in the average interest yield. Interest income on investment securities increased $1.29 million to $1.78 million for the three months ended March 31, 2009 compared to the same time period during 2008. The $127.2 million increase in the average investment securities balance netted against a 14 basis point decrease in the average interest yield produced this increase. Interest income on interest-bearing deposits in other banks decreased $108 thousand for the three months ended March 31, 2009 compared to the same time period during 2008. This decrease was the result of the $7.8 million decrease in average interest-bearing deposits along with a 222 basis point decrease in the average interest yield. Interest income on overnight funds sold decreased $6 thousand for the three months ended March 31, 2009 compared to the same time period during 2008. This decrease was due to the $713 thousand decrease in average overnight funds sold along with the 223 basis point decrease experienced in the average interest yield.

Our interest bearing liabilities consist of deposit accounts and other borrowings. Interest expense from deposits increased $6.89 million to $10.3 million for the three months ended March 31, 2009 compared to the same time period during 2008. This increase resulted from the $1.6 billion increase in average interest bearing deposits. The average interest rate on interest bearing deposits decreased 184 basis points to 2.10% from 3.94% at March 31, 2008.

Interest expense from borrowings, which consists of FHLB borrowings, overnight funds purchased, and other borrowings, increased $2.5 million to $3.1 million for the three months ended March 31, 2009 compared to the same time period during 2008. The $462.0 million increase in average borrowings netted against the 228 basis point decrease in the average interest rate on borrowings produced this result.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below presents the average interest earning assets and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin for the three months ended March 31, 2009 and 2008.

	March 2009			March 2008
(in thousands)	Average Balance	Interest Income/ Expense(a)	Average Yield/ Rate	Average Balance	Interest Income/ Expense(a)	Average Yield/ Rate
Assets
Interest earning assets
Loans	$2,625,115	$153,034	5.83%	$480,646	$35,331	7.35%
Investment securities	172,736	7,221	4.18%	45,571	1,968	4.32%
Interest bearing deposits with banks	9,280	64	0.69%	17,111	498	2.91%
Overnight funds sold	198	1	0.51%	911	25	2.74%

Total interest earning assets	2,807,329	160,320	5.71%	544,239	37,822	6.95%

Noninterest earning assets	308,704			29,372

Total assets	$3,116,033			$573,611

Liabilities and Shareholders’ Equity
Interest bearing liabilities
Interest bearing demand deposits	$631,472	$6,751	1.07%	$40,433	$559	1.38%
Savings deposits	121,482	1,733	1.43%	83,159	2,466	2.97%
Time deposits	1,241,662	33,385	2.69%	226,978	10,781	4.75%

Total interest bearing deposits	1,994,616	41,869	2.10%	350,570	13,806	3.94%

Borrowings	511,495	12,706	2.48%	49,483	2,353	4.76%

Total interest bearing liabilities	2,506,111	54,575	2.18%	400,053	16,159	4.04%

Noninterest bearing liabilities	267,863			99,450

Total liabilities	2,773,974			499,503

Shareholders’ equity	342,059			74,108

Total liabilities and shareholders’ equity	$3,116,033			$573,611

Net interest income		$105,745			$21,663

Net interest spread			3.53%			2.91%

Net interest margin			3.77%			3.98%

Note:	Annualized interest income from loans included annualized fees of $2,777 in 2009 and $1,241 in 2008. Nonaccrual loans are not material and are included in loans above.

(a)	annualized

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	2009 Compared to 2008			2008 Compared to 2007
	Interest Income/ Expense Variance	Variance Attributable to		Interest Income/ Expense Variance	Variance Attributable to
(In thousands)		Rate	Volume		Rate	Volume
Interest Earning Assets
Loans	$117,703	$(5,726)	$123,429	$2,592	$(2,971)	$5,563
Investment securities	5,253	(61)	5,314	(525)	40	(565)
Interest-bearing deposits with other banks	(434)	(272)	(162)	362	(31)	393
Overnight funds sold	(24)	(13)	(11)	(67)	(33)	(34)

Total interest earning assets	122,498	(6,072)	128,570	2,362	(2,995)	5,357

Interest Bearing Liabilities
Deposits	28,063	(3,103)	31,166	3,086	1	3,085
Other borrowings	10,353	(558)	10,911	541	175	366

Total interest bearing liabilities	38,416	(3,661)	42,077	3,627	176	3,451

Net interest income	$84,082	$(2,411)	$86,493	$(1,265)	$(3,171)	$1,906

Note: The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute dollar amounts of the change in each.

Noninterest Income. We reported an increase in total noninterest income of $5.2 million or 427% for the first three months of 2009 compared to the same period in 2008. Service charges on deposit accounts, our largest source of noninterest income, increased $1.6 million or 358% to $2.1 million for the first three months of 2009 compared to the same period in 2008. As part of the Gateway merger, we acquired mortgage, insurance, and brokerage subsidiaries. Revenue from these operations was $1.6 million, $1.3 million, and $46 thousand, respectively, during the first quarter of 2009. Noninterest income comprised 19.8% of total revenue in the first three months of 2009 compared to 18.5% in the first three months of 2008.

Noninterest Expense. Noninterest expense represents our overhead expenses. Total noninterest expense increased $15.7 million or 382% for the first three months of 2009 compared to the first three months of 2008. This increase was attributable primarily to salaries and employee benefits, which increased 337% to $11.2 million in the first three months of 2009 over comparative 2008. The increase is a direct result of the mergers with SFC and GFH. Our number of full-time employees increased from 138 on March 31, 2008 to 697 on March 31, 2009. The Company saw a 334% increase in occupancy expense related to the increased number of properties obtained as a result of the acquisitions. Data processing expense, another category of noninterest expense, posted an increase of 609% for the first three months of 2009 compared to the first three months of 2008, resulting from the cost of Gateway Bank and Shore Bank’s outsourced data processing functions. Other noninterest expenses posted an increase of 486% to $5.5 million for the first three months of 2009 compared to the same time period during 2008. The ratio of annualized noninterest expense to average total assets was 2.6% for the first three months of 2009 compared to 2.9% for the first three months of 2008.

Income Tax Provision. Income tax expense for the first three months of 2009 and 2008 was $4.1 million and $760 thousand, respectively. Our effective tax rate was 35.8% and 34.2% in the first quarters of 2009 and 2008, respectively.

Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet our customers’ financing needs. For more information on our off-balance sheet arrangements, see Note 12, Financial Instruments with Off Balance Sheet Risk, of the Notes to Consolidated Financial Statements contained in the 2008 Form 10-K.

Contractual Obligations. The Company’s contractual obligations consist of time deposits, borrowings, and operating lease obligations. There have not been any significant changes in the Company’s contractual obligations from those disclosed in the 2008 Form 10-K.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s primary market risk is exposure to interest rate volatility. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities. An increase in interest rates would tend to decrease the Company’s net interest income, while a decrease would tend to increase the Company’s net interest income. Thus, the Company’s interest rate sensitivity position is liability-sensitive.

The Company’s management, guided by the Asset/Liability Committee (“ALCO”), determines the overall magnitude of interest sensitivity risk and then formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s expectations regarding future interest rate movements, the state of the national and regional economy, and other financial and business risk factors.

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

The primary method that the Company uses to quantify and manage interest rate risk is simulation analysis, which is used to model net interest income from assets and liabilities over a specified time period under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a relatively short time horizon. Key assumptions in the simulation analysis relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit customers in different rate environments.

The expected effect on net interest income for the twelve months following March 31, 2009 and December 31, 2008 due to a shock in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

(in thousands)	March 31, 2009 Change in Net Interest Income		December 31, 2008 Change in Net Interest Income
	Amount	%	Amount	%
Change in Interest Rates:
+ 200 basis points	$(9,811)	(7.95)%	$(4,338)	(4.08)%
+ 100 basis points	(12,708)	(10.30)	(2,382)	(2.14)
- 100 basis points	N/A	N/A	N/A	N/A
- 200 basis points	N/A	N/A	N/A	N/A

If interest rates should begin to increase and absent any mitigating factors, the Company could experience a substantial reduction in net interest income. It should be noted, however, that the simulation analysis is based upon equivalent changes in interest rates for all categories of assets and liabilities. In normal operating conditions interest rate changes rarely occur in such a uniform manner. Many factors affect the timing and magnitude of interest rate changes on financial instruments. Consequently, variations should be expected from the projections resulting from the controlled conditions of the simulation analysis.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 4. Controls and Procedures

As of March 31, 2009, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of operations, the Company may become a party to legal proceedings. Currently, the Company is not party to any material legal proceedings.

ITEM 1A – RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition or liquidity, see the risk factors discussed in Hampton Roads Bankshares’ Annual Report on Form 10-K. There have been no material changes from the risk factors as previously disclosed in the 2008 Form 10-K.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003 by which management was authorized to repurchase an unlimited number of shares of the Company’s common stock in open market and privately negotiated transactions. During the first three months of 2009, the Company repurchased 69,722 shares of its common stock. The Company did not repurchase any shares of common stock other than through this publicly announced plan. Detail for the share repurchase transactions conducted during the first quarter of 2009 appears below.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2009-January 31, 2009	7	8.95	7	—
February 1, 2009-February 29, 2009	—	—	—	—
March 1, 2009-March 31, 2009	69,715	7.69	69,715	—
Total	69,722	7.69	69,722	—

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM  5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

2.1	Agreement and Plan of Merger by and between Hampton Roads Bankshares, Inc. and Shore Financial Corporation dated as of
January 8, 2008, incorporated by reference from the Registrant’s Form 8-K, filed January 9, 2008.

2.2	Agreement and Plan of Merger by and between Hampton Roads Bankshares, Inc. and Gateway Financial Holdings, Inc. dated as of September 23, 2008, incorporated by reference from the Registrant’s Form 8-K, filed September 24, 2008.

3.1	Articles of Incorporation of Hampton Roads Bankshares, Inc. and Amended and Restated Articles of Incorporation of Hampton Roads Bankshares, Inc., incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, incorporated by reference from to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.

4.1	Specimen of Common Stock Certificate, incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

4.2	Form of Certificate for the Series C Preferred Stock, incorporated by reference from the Registrant’s Form 8-K, filed January 5, 2009.

4.3	Warrant for Purchase of Shares of Common Stock, incorporated by reference from the Registrant’s Form 8-K, filed January 5, 2009.

4.4	Letter Agreement, dated December 31, 2008, by and between Hampton Roads Bankshares, Inc. and the United States Department of the Treasury, incorporated by reference from the Registrant’s Form 8-K, filed January 5, 2009.

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer is filed herewith.

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer is filed herewith.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 is filed herewith.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)
DATE: May 11, 2009	/s/ Neal A. Petrovich
Neal A. Petrovich
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as principal financial officer)