Form 10-K/A
period 2008-12-31
HAMPTON ROADS BANKSHARES INC
filed 2009-06-23
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 2 to

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment No. 2”) of Hampton Roads Bankshares, Inc. (the “Company”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “Form 10-K”), originally filed March 30, 2009, corrects certain information related to executive compensation contained in Part III of the Form 10-K, which such information was filed by amendment on April 30, 2009. Amendment No. 2 is intended to replace Amendment No. 1 in its entirely.

Except as modified herein, no other information in the Form 10-K is being modified or amended by Amendment No. 2, and unless indicated otherwise, Amendment No. 2 does not reflect events occurring after March 30, 2009, which is the filing date of the Form 10-K. Accordingly, Amendment No. 2 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC. This Amendment No. 2 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this Amendment No. 2.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following sets forth the names, ages and business experience for the past five years of each of the Company’s directors, the date each became a director and their respective term of office.

Name	Age	Principal Occupation	Director Since	Term Expires in
Douglas J. Glenn	42	Director, Executive Vice President, Chief Operating Officer and General Counsel of the Company and The Bank of Hampton Roads (the “Bank”). He was appointed Executive Vice President and General Counsel effective November 1, 2007. He became Chief Operating Officer on February 10, 2009. He had been a director of the Company since March 2006. Prior to joining the Company, Mr. Glenn practiced law for sixteen years at Pender & Coward, P.C., Virginia Beach, Virginia.	2006	2009

William Brumsey, III	67	Director of the Company and was formerly a director of Gateway Financial Holdings, Inc. (“Gateway”) from 1998-2008. He is also an Attorney-at-Law with Brumsey & Brumsey, PLLC, Currituck, N.C.	2008	2009

Robert Y. Green, Jr	61	Director of the Company and was formerly a director of Gateway from 2004 -2008. He is also Chief Executive Officer, Caliper, Inc., Virginia Beach, Virginia.	2008	2009

Billy G. Roughton	63	Director of the Company and was formerly a director of Gateway from 2005 -2008. He was also the Chairman of the Board of Directors of Gateway Bank & Trust Co. (“Gateway Bank”) from January, 2009 – May 8, 2009. He is also President & CEO, BGR Development, Inc., Southern Shores, North Carolina.	2008	2009

Ollin B. Sykes	58	Director of the Company and was formerly a director of Gateway from 2003 - 2008. He is President, Sykes & Company, P.A., Edenton, N.C. He is also a Certified Management Accountant and a Certified Public Accountant. He has also been a director of Charles & Colvard, Inc. since 2008.	2008	2009

Frank T. Williams	73	Director of the Company and was formerly a director of Gateway from 1998-2008. He is also President and Chief Executive Officer, Frank T. Williams Farms, and affiliated companies, Virginia Beach, Virginia.	2008	2009

Jerry T. Womack	69	Director of the Company and was formerly a director of Gateway from 2000-2008. He is also President and Chief Executive Officer, Suburban Grading & Utilities, Inc., Norfolk, Virginia.	2008	2009

Scott C. Harvard	54	Director of the Company and Executive Vice President for Delmarva Operations, positions he assumed in 2008. Harvard is also President and CEO of Shore Bank, positions held since 1985. He was also a director of Shore Financial Corporation (“Shore”) from 1985-2008. Harvard has served as Chairman of Federal Home Loan Bank of Atlanta’s Board of Directors since 2007.	2008	2009

Henry P. Custis, Jr.	63	Director of the Company and was formerly the Chairman of the Board of Shore from 1997-2008. He is also the Chairman of the Board of Directors of Shore Bank and a Partner at Custis, Lewis & Dix, a law firm located in Accomac, Virginia.	2008	2009

Richard F. Hall, III	55	Director of the Company and was formerly a director of Shore from 1997-2008. Owner, Loblolly Farms, Accomac, Virginia; Owner, Seaside Produce, Accomac, Virginia.	2008	2009

Patrick E. Corbin	55	He is a director of the Company, a Certified Public Accountant and President of Corbin & Company, Chesapeake, Virginia.	2009	2009

William A. Paulette	61	Director of the Company and was formerly a director of Gateway. He is founder, CEO and President of KBS, Inc., Richmond, Virginia. He was also a director of the Bank of Richmond from 1998-2008.	2009	2009

Herman A. Hall, III	60	Director of the Company and Managing Member, Hallmark Development, LLC., Virginia Beach, Virginia.	1987	2010

W. Lewis Witt	66	Director of the Company and Owner-Inner-View, Ltd., Chesapeake, Virginia.	1992	2010

Robert R. Kinser	57	Law, Basnight, Kinser, Telfyan, Leftwich & Nuckolls, P.C., Chesapeake, Virginia.	2006	2010

Jordan E. Slone	47	Director of the Company and Chairman and Chief Executive Officer, Harbor Group International, Norfolk, Virginia.	2006	2010

Roland Carroll Smith, Sr.	68	Director of the Company and President and Chief Executive Officer, Hearndon Construction Corporation, Chesapeake, Virginia.	2006	2011

Bobby L. Ralph	69	Director of the Company. He was also the Mayor of the City of Suffolk from 2004-2006 and a Council Member of the City of Suffolk from 2002-2006.	1997	2011

Emil A. Viola	73	Chairman of the Board of the Company and Chairman of the Board-Treasurer, Vico Construction Corporation	1987	2011

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

•

David R. Twiddy, 51, has served as Executive Vice President of the Company since December 31, 2008. He also has served as President of Gateway Bank since March 2005 and President and Chief Executive Officer since December 31, 2008. He has also served as President of Gateway Investment Services, Inc. since January 2000. Prior to March 2005, he served as a Senior Executive Vice President of the Gateway Bank since January 2000 and as President of Gateway Insurance Services, Inc. from January 2000 until September 2005.

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

Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the Securities and Exchange Commission. A copy of the Company’s Code of Ethics can be obtained, without charge, through written communications addressed to Attn: Tiffany K. Glenn, Executive Vice President, Investor Relations Officer and Corporate Secretary, Hampton Roads Bankshares, Inc., 999 Waterside Dr., Suite 200, Norfolk, VA 23510.

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

Our recent mergers have also factored into our executive compensation program. The June 30, 2008 merger combined the Company’s and Shore’s executive management teams and the December 31, 2008 merger combined the Company’s and Gateway’s management teams. Both mergers brought together different executive compensation programs.

The following plans of Shore were assumed by the Company in connection with its acquisition of Shore: the Shore Financial Corp. 2001 Stock Incentive Plan and the Shore Financial Corp. 401(k) Plan (the “Shore 401(k) Plan”). The following plans of Gateway were assumed by the Company in connection with its acquisition of Gateway Financial Holdings, Inc.: the Gateway Bank and Trust Company Employee’s Savings & Profit Sharing Plan And Trust (the “Gateway 401(k) Plan”), the 1999 Incentive Stock Option Plan of Gateway Financial Holdings, Inc., the 1999 Non-Statutory Stock Option Plan of Gateway Financial Holdings, Inc., the 2001 Non-Statutory Stock Option Plan of Gateway Financial Holdings, Inc., the 2005 Omnibus Stock Ownership and Long Term Incentive Plan of Gateway Financial Holdings, Inc. and the 1999 Bank of Richmond Stock Option Plan of Gateway Financial Holdings, Inc.

During 2008, our Compensation Committee established new objectives aimed at transitioning the newly acquired management teams into the Company. These objectives consisted of:

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

The executive officers do not play a role in the compensation process except for the former Chief

Executive Office, Jack W. Gibson, who would present information regarding the other executive officers to the compensation committee for their consideration. Mr. Gibson was never present while the compensation committee deliberated on his compensation package.

Employment Agreements: We had an employment agreement with Mr. Gibson which was automatically renewable in five year increments and renewed automatically in 2007. This agreement was terminated on May 18, 2009, pursuant to Mr. Gibson’s retirement from the Company on that date. Mr. Gibson’s salary was determined each year by the compensation committee, but in no event was to be less than $50,000. Mr. Gibson’s employment agreement also provided that Mr. Gibson may receive other compensation and benefits as the board of directors elects to provide to all of our employees.

In connection with his retirement, Mr. Gibson entered into a separation agreement with the Company (the “Separation Agreement”). Under the Separation Agreement, the Company agreed to grant Mr. Gibson the option, on the latter of January 4, 2010 or such date as the Company is permitted to do so by law (“Option Date”), to require the Company to purchase 100,000 of his shares of the Company, free and clear of all liens, for the closing price of the Company’s stock on the Option Date. Should Mr. Gibson elect this option, the purchase price for said shares will be paid in twelve (12) equal monthly installments with the first installment being paid to the Executive on the Option Date.

Mr. Gibson will retain his benefits under the following Company plans: Supplemental Retirement Plan, 401(k), Executive Savings, Stock Options, Restricted Stock, and Director Deferred Compensation (“Benefit Plans”), to the extent permitted by law. Benefits under said Benefit Plans will be paid to Mr. Gibson in accordance with the applicable plan terms.

Mr. Gibson will also provide consulting services to the Company as an independent contractor for a period of three years (the “Consultancy Period”) for the total sum of $1,300,000.00, to be paid in the amount of $600,000.00 beginning on May 18, 2009 and $700,000.00 on January 1, 2010. Mr. Gibson may also elect to continue participation in the Company’s medical plans as provided by COBRA. If he so chooses, the Company will pay 100% of Mr. Gibson’s COBRA premiums for 18 months. In addition, Company agreed to turn over ownership of a Company vehicle Mr. Gibson had been using for business purposes. Further, during the Consulting Period, the Company agreed to reimburse Mr. Gibson for his membership dues at Greenbrier Country Club. Mr. Gibson is also subject to a non-solicitation, confidentiality, and non-competition agreement.

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

Upon the closing of the acquisition of Shore, the Company and Shore Bank entered into an employment agreement with Scott C. Harvard. The agreement has a term of sixty (60) months with an initial base salary of $250,000. The agreement restricts Mr. Harvard from employment that competes with Shore Bank for one year following termination of employment. In addition, he is restricted from the solicitation of business of Shore Bank’s customers and solicitation of employment of Shore Bank’s employees for a period of one year following termination of employment. The agreement further prohibits the disclosure of proprietary information. In addition, the Company entered into a restrictive covenant agreement with Mr. Harvard that restricts Mr. Harvard from employment that competes with the Company and any of its affiliates for a period of time specified in the covenant. Mr. Harvard received $175,000 in compensation for entering into the covenant.

On December 31, 2008, the Company entered into an employment agreement with Mr. Berry. This agreement was terminated on April 14, 2009, pursuant to Mr. Berry’s resignation from the Company on that date. The agreement had a term of thirty-six (36) months with an initial base salary of $500,000. The agreement provided for certain payments under specified circumstances including a change in control of the Company. The agreement restricted Mr. Berry from employment that competes with the Company or any of its subsidiaries for one year following termination of employment. In addition Mr. Berry is restricted from the solicitation of business of the Company’s or any of its affiliates’ customers and solicitation of employment of the Company’s or any of its affiliates’ employees for a period of one year following termination of employment. The agreement further prohibits the disclosure of proprietary information. In addition, the Company entered into a restrictive covenant agreement with Mr. Berry that restricts Mr. Berry from employment that competes with the Company and any of its affiliates for a period of time specified in the covenant. Mr. Berry received $500,000 in compensation for entering into the covenant.

On December 31, 2008, Gateway Bank. entered into an employment agreement with David R. Twiddy. The agreement has a term of thirty-six (36) months with an initial base salary of $425,000. The agreement provides for certain payments under specified circumstances including a change in control of the Company. The agreement restricts Mr. Twiddy from employment that competes with the Company or any of its subsidiaries for one year following termination of employment. In addition Mr. Twiddy is restricted from the solicitation of business of the Company’s or any of its affiliates’ customers and solicitation of employment of the Company’s or any of its affiliates’ employees for a period of one year following termination of employment. The agreement further prohibits the disclosure of proprietary information. In addition, the Company entered into a restrictive covenant agreement with Mr. Twiddy that restricts Mr. Twiddy from employment that competes with the Company and any of its affiliates for a period of time specified in the covenant. Mr. Twiddy received $425,000 in compensation for entering into the covenant.

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

During 2008, stock options and stock awards were granted on a case by case basis. Jack W. Gibson was awarded 9,352 shares of restricted stock and Lorelle L. Fritsch was awarded 2,647 shares of restricted stock on December 2, 2008. These stock awards vest over twelve months. Scott C. Harvard was awarded 10,000 nonqualified and 8,000 incentive stock options as part of his employment contract.

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

Profit Sharing Plan: We provide defined contribution 401(k) plans at each of our subsidiary banks. Under the Bank of Hampton Roads’ 401(k) plan, all employees who are 21 years of age and have completed one year of service are eligible to participate. Participants may contribute up to 20% of their compensation, subject to statutory limitations and the Company matches 100% of the employees’ contributions up to 4% of salary.

Under the Shore Bank 401(k) plan, all employees who are 18 years of age and have completed 3 months of service are eligible to participate. Participants may contribute up to 15% of their compensation and the Company matches 100% up to 3% of the employees’ contributions and 50% of the next 3%. The Company may also make an additional discretionary contribution to both plans.

Under the Gateway 401(k) Plan, all employees over the age of 18 are eligible to participate and executive officers participate in the Gateway 401(k) Plan on the same basis as all other eligible employees. 100% of the contributions to the 401(k) Plan are matched up to 6% of the employee’s compensation.

Supplemental Retirement Agreements: We entered into a Supplemental Retirement Agreement with Jack W. Gibson on January 1, 1993. The purpose of the agreement was to provide retirement benefits for Mr. Gibson that will reward his years of service to the Company. Under this agreement, Mr. Gibson is eligible to receive an annual benefit payable in 15 installments equal to 50% of his benefit computation base following the attainment of his plan retirement date, November 9, 2010. The benefit computation base is calculated as his average compensation including bonuses from us over the three highest compensation completed calendar years prior to the year during which the Plan Retirement Date occurs. The estimated annual benefits payable upon retirement at the plan retirement date are $357,826. Mr. Gibson became fully vested in the plan in January 2008.

On May 27, 2008, the Bank and Mr. Gibson entered into an amendment to Mr. Gibson’s Supplemental Retirement Agreement. The amendment reflects provisions required by Section 409A of the Code and clarified the benefits to be paid in the event of Mr. Gibson’s death prior to retirement.

We entered into a Supplemental Retirement Agreement with D. Ben Berry on December 24, 2008. The purpose of the agreement was to provide retirement benefits for Mr. Berry that will reward his years of service to the Company. Under this agreement, Mr. Berry was eligible to receive an annual benefit payable in 15 installments equal to 70% of his benefit computation base following the attainment of his plan retirement date, November 9, 2019. The benefit computation base is calculated as his average compensation including bonuses from us over the three highest compensation completed calendar years prior to the year during which the Plan Retirement Date occurs. This agreement was terminated on April 14, 2009, pursuant to Mr. Berry’s resignation from the Company on that date.

Gateway Bank entered into a Supplemental Retirement Agreement with David R. Twiddy on December 24, 2008. The purpose of the agreement is to provide a retirement vehicle for Mr. Twiddy that will reward his years of service to Gateway Bank. Under this agreement, Mr. Twiddy is eligible to receive an annual benefit payable in 15 installments equal to 70% of his benefit computation base following the attainment of his plan retirement date, September 24, 2022. The benefit computation base is calculated as his average compensation including bonuses from us over the three highest compensation completed calendar years prior to the year during which the Plan Retirement Date occurs.

Supplemental Executive Retirement Plan: The Bank adopted a Supplemental Executive Retirement Plan (“SERP”) in 2005. The only Named Executive Officer currently participating in the SERP is Lorelle Fritsch. The SERP provides participating executives a retirement benefit payable annually for fifteen (15) years commencing upon the first month after such executive attains age 65. The normal retirement benefit under the SERP shall be an amount equal to $750,00 payable to the executive in fifteen (15) annual installments of $50,000. The benefits shall, to the extent in compliance with applicable law, vest ratably from the date of the sixtieth month of participation in the SERP through the executive attaining age 65.

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

Donald W. Fulton, Jr. did not entered into any supplemental retirement agreements with the Company nor did he participate in the SERP. Mr. Fulton resigned from the Company on July 31, 2008.

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

Split Dollar Arrangements. Gateway Bank is a party to Split Dollar Agreements with Mssrs. Berry and Twiddy, which provide for the division of the death proceeds of certain life insurance policies on the lives of the participating officers, which are owned by Gateway Bank, with the designated beneficiary of each insured participating officer. Under the Split Dollar Agreements, if the officer dies, his beneficiary shall be entitled to a fixed cash benefit from Gateway Bank. The amounts are approximately $2,659,300 for Mr. Berry and $2,535,500 for Mr. Twiddy. Gateway Bank is not permitted to sell, surrender, or transfer ownership of any life insurance policy without replacing the policy with a comparable policy to cover the benefit provided by the Split Dollar Agreement. Gateway Bank may not terminate or amend the Split Dollar Agreements without the officer’s consent. All life insurance policies are subject to the claims of creditors.

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

Emil A. Viola, Chairman

Herman A. Hall, III

W. Lewis Witt

Summary Compensation Table

The following table shows the compensation of our principal executive officer and principal financial officers, as well as our three most highly compensated executive officers (other than our principal executive officer and principal financial officers) during the year. References throughout this report to our “named executive officers” or “named executives” refer to each of the individuals named in the table below. In accordance with SEC rules, in determining our three most highly compensated executive officers, other than our principal executive officer and principal financial officer, we used compensation paid to those executive officers who became executive officers via mergers, from June 1, 2008 (the effective date of the Shore merger) through December 31, 2008 (in the case of Scott Harvard) and on December 31, 2008 (in the case of David Twiddy and Ben Berry), the respective date of the Gateway merger. However, we have included compensation information for all of 2008 in the “Summary Compensation Table” and other compensation tables to provide a better understanding of the total compensation that the named officers earned in 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (g)($)	Option Awards (h)($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (i)($)	All Other Compensation ($)		Total ($)

Jack W. Gibson Vice Chairman and CEO	2008 2007 2006	$530,000 460,000 410,000	— — —	79,500 — —	— — 58,320	— 165,600 174,250	517,851 402,815 349,655	195,811 101,898 86,044	(a)	1,322,892 1,130,313 1,078,269

Donald W. Fulton, Jr. SVP and CFO (j)	2008 2007 2006	102,083 160,000 140,000	— — —	— — —	— — 16,200	— 57,600 59,500	— — —	46,039 40,559 33,244	(b)	148,122 258,159 248,944

Lorelle L. Fritsch SVP and CFO (k)	2008	131,907	—	22,500	—	—	15,046	44,022	(c)	213,475

Scott Harvard	2008	233,500	—	—	—	—	—	867,258	(d)	1,100,758

David Twiddy	2008	425,000	130,000	80,000	0	0	0	855,307	(e)	1,490,307

D. Ben Berry	2008	750,000	250,000	251,000	0	0	0	1,244,261	(f)	2,495,261

(a)	For 2008, this amount includes $11,779 Rabbi Trust dividends, a $52,200 Executive Savings Plan contribution, $255 in interest earned on Executive Savings Plan, $5,499 in 401(k) Profit Sharing, a $9200 401(k) match, Greenbrier Country Club dues of $4,266, $79,500 in non-vested dividends, and personal use of an automobile in the amount of $1,412. Also includes the following fees for acting as a director of the Company: $8,250 in cash and a $23,450 stock award. Mr. Gibson resigned on May 18, 2009.
(b)	For 2008, this amount includes $1,451 Rabbi Trust dividends, $18,850 Executive Savings Plan contribution, $3,580 in interest earned on Executive Savings Plan, a $4,354 401(k) match, personal use of an automobile in the amount of $2804 and $15,000 received for consulting services rendered to the Company after his retirement on July 31, 2008.
(c)	This amount includes $424 Rabbi Trust Dividends, $8,575 Executive Savings Plan contribution, $3003 in interest earned on Executive Savings Plan, $3,169 in 401(k) Profit Sharing, a $5,302 401(k) match, $22,500 in non-vested dividends and personal use of an automobile in the amount of $1,049.
(d)

Includes compensation received in connection with the Shore acquisition, $244,000 of which was paid by Shore, $172,704 of which was paid by the Company and $400,000 of which was deferred. Also includes the following other compensation items paid by Shore: $15,255 in whole life insurance premiums, $5,009 in group term life insurance premiums, $5,540 for personal use of a company automobile and $2,900 in country club dues. Also includes the following director fees paid by Shore through 5/31/08 and fees paid by the Company through December 31, 2008: $13,823 in cash and a $8,027 stock award.

(e)	Includes Gateway’s payment of the following compensation: a $8,290 tax gross-up payment related to taxable fringe benefits, a $59,010 tax gross-up payment related to the vesting of restricted stock, a $14,300 401(k) match, a $1,145 auto allowance, and payment of the of following country club dues: $2,100 to The Pine Lakes Country Club and $840 to the Town Center City Club. The total also includes $425,000 Mr. Berry received as compensation for entering into a restrictive covenant agreement with the Company ($358,500 of which was paid by Gateway and $42,500 of which was paid by the Company) and an additional $344,622 to cover taxes due on the restrictive covenant payment ($302,984 of which was paid by Gateway and $41,638 of which was paid by the Company).
(f)	Includes Gateway’s payment of the following compensation: a $17,957 tax gross-up payment related to taxable fringe benefits, a $136,460 tax gross-up payment related to the vesting of restricted stock, a $15,500 401(k) match, a housing allowance of $81,149 and an additional $64,944 to reimburse the officer for the payment of taxes on the housing allowance, a $654 auto allowance, and payment of the following country club dues: $4,674 to Princess Anne Country Club, $840 to Town Center City Club, $1,836 to Town Point Club, $3,457 to Cavalier Golf & Yacht Club, $7,000 to the Rams Club and $1,390 to the Capital City Club and a $300 AMX renewal fee. The total also includes $500,000 Mr. Berry received as compensation for entering into a restrictive covenant agreement with the Company ($450,000 of which was paid by Gateway and $50,000 of which was paid by the Company) and the payment of an additional $372,100 to cover taxes due on the restrictive covenant payment ($328,547 of which was paid by Gateway and $43,553 of which was paid by the Company). Also includes $36,000 in director fees paid by Gateway in 2008. Mr. Berry resigned on April 14, 2009 and there is no further compensation due to him after that date.
(g)	This column represents stock awards granted by the Company. The expense was calculated according to Statement of Financial Accounting Standard No. 123R. Additional information regarding stock-based compensation expense can be found in the Notes to Consolidated Financial Statements filed with our 2008 Annual Report. Stock awards are expensed over the vesting periods established at the time the grants are made by the Company.
(h)	This column represents the expense to the Company related to stock options granted. The expense was calculated according to Statement of Financial Accounting Standard No. 123R. Additional information regarding stock-based compensation expense can be found in the Notes to Consolidated Financial Statements filed with our 2008 Annual Report. Stock options granted to employees and Directors during 2008, 2007 and 2006 have exercise prices equal to the market value of our common stock on the grant date.
(i)	This column represents the change in the benefit obligation for the Supplemental Retirement Agreements from the previous year to the current year. These amounts were expensed during the year and a liability was recorded on the Company’s balance sheet which represents the present value of payments that will be made to employees under the Supplemental Retirement Agreements upon their retirement. We have funded the Supplemental Retirement Agreements within this column with life insurance policies which name the company as beneficiary. These life insurance policies will reimburse the Company for all expenses related to the Supplemental Retirement Agreements including the policy premiums and the payments made to employees upon their retirement.
(j)	Mr. Fulton retired from the Company on July 31, 2008. Mr. Fulton provides consulting services to the Company in consideration for a payment of $3,000 per month.

(k)	Ms. Fritsch served as the Chief Financial Officer of the Company from August 2008 to February 2009 and has acted as the Bank’s Chief Financial Officer from August 2008 to the present. Prior to being named Chief Financial Officer for the Company, Ms. Fritsch was Senior Vice President and Chief Accounting Officer of the Company and she continues to serve in such positions.

Grants of Plan-Based Awards Table

The following table presents stock options granted to the named executive officers during 2008.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Jack W. Gibson	12/02/08	9,352		—	—	79,500

Donald W. Fulton, Jr.	12/02/08	—		—	—	—

Lorelle L. Fritsch	12/02/08	2,647		—	—	22,500

D. Ben Berry	1/22/08	25,000	(1)	0	—	—

David Twiddy	1/22/08	12,500	(1)	0	—	—

Scott Harvard	6/1/08	—		18,000	11.75	54,164

(1)	Represents stock of Gateway.

On December 2, 2008, the Compensation Committee granted stock awards to certain executive officers, including Jack W. Gibson and Lorelle L. Fritsch. These stock awards vest over a 12 month period beginning January 1, 2009. They are being expensed by the Company over that same time period with the grant date fair value calculated using the stock price at the time of the grant of $8.50 per share. In conjunction with his employment agreement, dated June 1, 2008, Scott C. Harvard was granted 10,000 nonqualified and 8,000 incentive stock options.

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

All of the above stock options were fully vested on the grant date except for the stock options granted on December 31, 2006 and November 1. 2007. Of the stock options granted on December 31, 2006, Mr. Gibson’s options have a four year vesting schedule, and Ms. Fritsch’s options have a five year vesting schedule. All stock options have 10-year terms. Non-vested stock awards for Ms. Fritsch will vest over the 12 month period ending on December 31, 2009. Mr. Gibson’s non-vested stock awards were to vest over the seven year period ending January 1, 2016.

Option Exercises and Stock Vested Table

The following table presents the stock options exercised and the stock awards vested for the named executive officers during 2008.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)

Jack W. Gibson	20,577	111,597	None		None

Donald W. Fulton, Jr.	—	—	—		—

Lorelle L. Fritsch	765	958	None		None

D. Ben Berry	7,360	30,470	37,000	(1)	185,000	(1)

David Twiddy	N/A	N/A	16,000	(1)	80,000	(1)

Scott Harvard	41,472	358,571	None		None

(1)	Restricted stock of Gateway, vested on 12/31/08 due to change in control. The realized value is calculated based on $5.00 per share stock price.

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

(Dollars in thousands)	Gibson	Fritsch	Fulton (1)	Berry (2)	Twiddy (3)	Harvard

Termination of Employment by Executive with Good Reason
Restricted Stock	$0	$0	—	—	—	0
Employment Agreement	1,838	0	—	—	—	248
Executive Savings Plan	188	42	—	—	—	0
Supplemental Retirement Agreement/Deferred Compensation Plan	2,641	0	—	—	—	400

Total	4,667	42	—	—	—	648

Termination of Employment by Executive Without Good Reason
Restricted Stock	0	0	—	—	—	0
Executive Savings Plan	188	42	—	—	—	0
Supplemental Retirement Agreement/Deferred Compensation Plan	2,641	0	—	—	—	400

Total	2,829	42	—	—	—	400

Termination of Employment by Bank Without Cause
Restricted Stock	0	0	—	—	—	0
Employment Agreement	526	0	—	—	—	248
Supplemental Retirement Agreement/Deferred Compensation Plan	2,641	0	—	—	—	400
Executive Savings Plan	188	42	—	—	—	0

Total	3,355	42	—	—	—	648

Termination of Employment by Bank with Cause			—	—
Restricted Stock	0	0	—	—	0	0
Executive Savings Plan	0	0	—	—	0	0

Total	0	0	—	—	0	0

Death
Restricted Stock	87	23	—	—	—	0
Supplemental Retirement Agreement/Deferred Compensation Plan	400	400	—	—	—	400
Executive Savings Plan	188	42	—	—	—	0

Total	675	465	—	—	—	400

Disability
Restricted Stock	87	23	—	—	—	0
Employment Agreement	265	75	—	—	—	124
Executive Savings Plan	188	42	—	—	—	0
Supplemental Retirement Agreement/Deferred Compensation Plan	2,641	455	—	—	—	400

Total	3,181	595	—	—	—	524

Company Payment upon Change in Control
Employment Agreement	1,874	324	—	—	—	694
Supplemental Retirement Agreement/Deferred Compensation Plan:			—	—	—	400
Fully vested prior to change in control	2,641	0	—	—	—	0
Additional payment due to change in control	1,914	683	—	—	—	0
Executive Savings Plan	714	235	—	—	—	0
Restricted Stock	87	23	—	—	—	0
Sub-total	7,230	1,265	—	—	—	1,094

Contractual Gross-up for Excise Taxes	1,967	599	—	—	—	423

Total	9,197	1,864	—	—	—	1,517

Retirement
Restricted Stock	87	23	—	—	—	0
Supplemental Retirement Agreement/Deferred Compensation Plan	2,728	171	—	—	—	400
Executive Savings Plan	188	42	—	—	—	0

Total	3003	236	—	—	—	400

(1)	Mr. Fulton retired prior to December 31, 2008.
(2)	We have taken the position that these NEOs would not be entitled to payments on this date because they did not sign employment agreements with the Company until December 31, 2008 and they joined the Company pursuant to a merger that occurred on that same date.

Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Total ($)

Jack W. Gibson (1)	8,250	23,450			31,700

Henry P. Custis (2)	39,100	—		—	39,100

Richard F. Hall, III (2)	31,350	—		—	31,350

Douglas J. Glenn (1)	30,150	44,999	(5)	—	75,149

Scott C. Harvard (2)	13,823	8,027			21,850

Herman A. Hall, III	—	22,400		—	22,400

W. Lewis Witt	26,200	—		—	26,200

Patricia M. Windsor (3)	—	23,850		—	23,850

Bobby L. Ralph	22,250	—		—	22,250

Emil A. Viola	—	23,950	—	23,950

Roland Carroll Smith, Sr.	—	22,100	—	22,100

Robert R. Kinser	22,350	—	—	22,350

Jordan E. Slone	17,000	—	—	17,000

William Brumsey, III (4)	18,000	23,000	—	41,000

Robert Y. Green, Jr. (4)	18,000	13,000	—	31,000

Billy G. Roughton (4)	24,000	14,000	—	38,000

Ollin B. Sykes (4)	18,000	13,000	—	31,000

Frank T. Williams (4)	18,000	13,000	—	31,000

Jerry T. Womack (4)	18,000	13,000	—	31,000

D. Ben Berry (4)	36,000	—	—	36,000

(1)	Reflects fees paid by the Company for all of 2008 and fees paid by Shore Bank.
(2)	Reflects fees paid by Shore through 5/31/08 and fees paid by the Company through December 31, 2008.
(3)	Patricia M. Windsor resigned effective December 31, 2008.
(4)	Reflects fees paid by Gateway throughout 2008.
(5)	Reflects compensation received for acting as an executive officer, rather than a director.

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

Gateway’s Voluntary Deferred Compensation Plan for Directors in 2008 allowed its board members to elect to have their Board fees invested in Gateway common stock. The amounts deferred were payable at the election of the board member following termination of service as a director, a change in control of the bank, death of the director, or hardship (as defined in the plan). The amounts deferred were paid out, at the election of the board member, in lump sum or semi-annual or annual installments.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s Compensation Committee was an officer or employee of the Company during 2008. During 2008, none of our executive officers served as a member of the Compensation Committee of another entity, nor did any of our executive officers serve as a director of another entity, one of whose executive officers served on our Compensation Committee. All three members of our Compensation Committee have outstanding with us. Each of these loans was made in the ordinary course of business on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than the normal risk of collectability or present other unfavorable features. See “Certain Relationships and Related Transactions.”

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

Name	Number of Shares Beneficially Owned		Percent of Outstanding Shares (1)

Directors:
William Brumsey, III	156,784.00	(2)	*
Patrick E. Corbin	10,393.45	(3)	*
Henry P. Custis	324,000.00	(4)	1.49%
Douglas J. Glenn	108,357.89	(5)	*
Robert Y. Green, Jr.	44,455.00	(6)	*
Herman A. Hall, III	195,284.70	(7)	*
Richard F. Hall, III	118,082.38	(8)	*
Scott C. Harvard	197,315.57	(9)	*
Robert R. Kinser	90,602.48	(10)	*
William A. Paulette	38,732.00	(11)	*
Bobby L. Ralph	48,365.38	(12)	*
Billy Roughton	122,192.00	(13)	*
Jordan E. Slone	134,993.87	(14)	*
Roland Carroll Smith, Sr.	153,099.48	(15)	*
Ollin B. Sykes	131,035.00	(16)	*
Emil A. Viola	506,221.78	(17)	2.32%
Frank T. Williams	305,377.00	(18)	1.40%
W. Lewis Witt	111,920.93	(19)	*
Jerry Womack	506,951.00	(20)	2.32%

Non-Director Executive Officers (not included above):
Julie R. Anderson	82,279.35	(21)	*
Lorelle L. Fritsch	22,934.51	(22)	*
Tiffany K. Glenn	See (5) above
Renee’ R. McKinney	89,721.02	(23)	*
Neal A. Petrovich	5,486.00	(24)	*
David R. Twiddy	98,868.00	(25)	*
All Directors and Executive Officers, as a group (25 persons)	4,110,384.15	(26)	18.25%

*	Represents less than 1% of outstanding shares.
(1)	Applicable percentages are based on 21,796,223.90 shares outstanding on April 10, 2009. Also includes shares of common stock subject to options as of April 10, 2009. Such shares are deemed to be outstanding for the purposes of computing the percentage ownership of the individual holding such options, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table.
(2)	Includes 34,898 options to purchase shares, 8,501.00 shares owned jointly by William Brumsey, III and Walton H. Carter (business associate), 7,135.00 shares owned by Madeline F. Brumsey (wife), 206.00 shares held by Madeline F. Brumsey as custodian for John C. Ammons, Jr. (grandson), and 1,586.00 shares held in a deferred compensation plan for William Brumsey, III.
(3)	Includes 204.67 shares owned jointly by Patrick E. Corbin and Brenda C. Corbin (wife), and 188.77 shares owned by Brenda C. Corbin.
(4)	Includes 261,000.00 shares held in a revocable trust for Henry P. Custis and 63,000.00 shares held in a grantor retained annuity trust for Henry P. Custis.
(5)	Includes 32,000 options to purchase shares, 14,831 options to purchase shares by Tiffany K. Glenn (wife), 272.71 shares held in the Company’s 401(k) Profit Sharing Plan and Trust for Douglas J. Glenn, 4,633.92 shares held in the Company’s 401(k) Profit Sharing Plan and Trust for Tiffany K. Glenn, 16,012.92 shares of restricted stock held by the Company for Douglas J. Glenn, 1,764.00 shares of restricted stock held by the Company for Tiffany K. Glenn, 8,735.52 shares held in a Rabbi Trust for Douglas J. Glenn, 7,559.07 shares held in a Rabbi Trust for Tiffany K. Glenn, 12,217.23 shares owned jointly by Douglas J. Glenn and Tiffany K. Glenn, 444.59 shares held by Tiffany K. Glenn as custodian for Grayson Glenn (son) and 444.77 shares held by Tiffany K. Glenn as custodian for Bayler Glenn (daughter).
(6)	Includes 21,239 options to purchase shares, 1,187.00 shares owned jointly by Robert Y. Green, Jr. and Shelly S. Green (wife), and 1,586.00 shares held in a deferred compensation plan for Robert Y. Green, Jr.
(7)	Includes 40,759 options to purchase shares, 672.48 shares of restricted stock held by the Company for Herman A. Hall, III, 10,290.45 shares held in a Rabbi Trust for Herman A. Hall, III, and 61,344.88 shares held in an IRA for Herman A. Hall, III.
(8)	Includes 116,235.62 shares held in a revocable trust for Richard F. Hall, III.
(9)	Includes 87,123 options to purchase shares, 2,054.02 shares owned by Katharine M. Harvard (wife), 567.43 shares held by Scott C. Harvard as custodian for William Scott Harvard (son), 475.28 shares held by Scott C. Harvard as custodian for Katharine L. Harvard (daughter), and 34,780.84 shares held in a Rabbi Trust for Scott C. Harvard.
(10)	Includes 12,000 options to purchase shares, 260.90 shares owned jointly by Robert R. Kinser and Karen W. Kinser (wife), 379.85 shares owned by Karen W. Kinser, 9,923.26 shares owned jointly by Robert R. Kinser and Luke E. Kinser (son), 9,835.02 shares held by Robert R. Kinser as custodian for Sarah Kinser (daughter) and 388.26 shares held by Robert R. Kinser as custodian for James T. Kinser (brother).

(11)	Includes 7,836 options to purchase shares and 29,846.00 shares owned jointly by William A. Paulette and Carolyn E. Paulette (wife).
(12)	Includes 27,259 options to purchase shares, 5,505.55 shares held in a Rabbi Trust for Bobby L. Ralph, and 672.48 shares of restricted stock held by the Company for Bobby L. Ralph.
(13)	Includes 19,765 options to purchase shares, 96,291.00 shares owned jointly by Billy Roughton and Mildred H. Roughton (wife), 5,493.00 shares held in a SEP for Billy Roughton, and 643.00 shares held in a SEP for Mildred H. Roughton.
(14)	Includes 12,000 options to purchase shares, 1,720.00 shares held by the 2003 Irrevocable Slone Children’s Trust, 34,009.38 shares held by Garden Capital Acquisitions, LLC, a company operated by Jordan E. Slone, and 39,719.46 shares held by Slone Investments.
(15)	Includes 10,000 options to purchase shares, 532.18 shares owned jointly by Roland Carroll Smith, Sr. and Jacqueline M. Smith (wife), 517.30 shares owned by Jacqueline M. Smith, 5,468.34 shares held in a Rabbi Trust for Roland Carroll Smith, Sr., 81,513.33 shares held in a Revocable Trust for Roland Carroll Smith, Sr., 5,377.82 shares held by Roland Carroll Smith, Sr. as custodian for Harrison D. Smith (grandson), 10,638.08 shares held by Roland Carroll Smith, Sr. as custodian for Erinn M. Smith (granddaughter), and 36,993.37 shares owned by Hearndon Construction Corporation, Inc., a company owned by Roland Carroll Smith, Sr.
(16)	Includes 21,239 options to purchase shares, 212.00 shares held in an IRA for Ollin B. Sykes, 110.00 shares held in a SEP for Ollin B. Sykes, 5,199.00 shares held in a 401(k) plan for Ollin B. Sykes, 244.00 shares owned by Sykesco Investment Partnership, an investment entity partially owned by Ollin B. Sykes, and 87,281.00 shares held by Sykes & Company P. A. Profit Sharing Plan and Trust, Ollin B Sykes, trustee.
(17)	Includes 2000 options to purchase shares, 672.48 shares of restricted stock held by the Company for Emil A. Viola, 83,788.12 shares held in an IRA for Emil A. Viola, 10,184.21 shares held in a Rabbi Trust for Emil A. Viola, 25,026.80 shares held in the Viola Foundation and 58,082.51 shares held in the Michael C. Viola Children’s Trust.
(18)	Includes 34,898 options to purchase shares.
(19)	Includes 22,404 options to purchase shares, 672.48 shares of restricted stock held by the Company for W. Lewis Witt, 17,610.08 shares owned jointly by W. Lewis Witt and Judith W. Witt (wife), 1,926.98 shares held in an IRA for W. Lewis Witt, 6,941.36 shares held in an IRA for Judith W. Witt, 6,177.19 shares owned by Inner-View, Ltd., a company owned by W. Lewis Witt and 46,160.64 shares held by Inner-View, Ltd. in a profit sharing plan for W. Lewis Witt.
(20)	Includes 34,898 options to purchase shares, 251,255.00 shares owned jointly by Jerry Womack and Alice Womack (wife), 65,582.00 shares owned by Alice Womack, 3,165.00 shares held in an IRA for Jerry Womack, and 1,586.00 shares held in a deferred compensation plan for Jerry Womack.
(21)	Includes 31,516 options to purchase shares, 9,709.11 shares of restricted stock held by the Company for Julie R. Anderson, 10,723.69 shares held in the Company’s 401(k) Profit Sharing Plan and Trust, 1,300.00 shares held in an IRA for Julie R. Anderson, 10,586.76 shares held in a Rabbi Trust for Julie R. Anderson and 18,443.80 shares owned jointly by Julie R. Anderson and Douglas A. Anderson (husband).

(22)	Includes 11,827 options to purchase shares, 1,695.20 shares owned jointly with David E. Fritsch (husband), 4,799.55 shares held in the Company’s 401(k) Profit Sharing Plan and Trust, 1,965.77 shares held in a Rabbi Trust for Lorelle L. Fritsch, and 2,647.00 shares of restricted stock held by the Company for Lorelle L. Fritsch.
(23)	Includes 34,025 options to purchase shares, 8,367.26 shares of restricted stock held by the Company for Renee’ R. McKinney, 19,036.29 shares held in the Company’s 401(k) Profit Sharing Plan and Trust, 530.29 shares held by Renee’ R. McKinney as custodian for Jamie N. McKinney (daughter), 192.31 shares held in and IRA for Jamie N. McKinney, and 6,874.79 shares held in a Rabbi Trust for Renee’ R. McKinney.
(24)	Includes 5,000.00 shares of restricted stock held by the Company for Neal A. Petrovich.
(25)	Includes 47,510 options to purchase stock and 13,356 shares held in a 401(k) plan for David R. Twiddy.
(26)	Includes 762,205 options to purchase shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Jordan E. Slone, a director, is the managing member of two limited liability companies that serve as the managers for the legal entities which own and manage the Dominion Tower at 999 Waterside Drive, Norfolk, Virginia 23510. As of December 31, 2008, we had leased the second floor of the Dominion Tower for our executive offices and a first floor branch office since August 2005. Our lease expires in September 2016, and we have one renewal option for a period of seven years. Rent payments made in 2008 totaled $624,951 for the year. It is expected that the rent paid will exceed 5% of the gross revenues of the entities that own Dominion Tower. The terms of this lease are substantially similar to the terms of leases that are the result of “arms length” negotiations between unrelated parties, and the rent is comparable to current market rates. In addition, in March, 2009, we also leased a portion of the nineteenth floor at Dominion Tower and such lease also expires in September 2016.

The Bank leases its Nags Head, North Carolina and one of its Kitty Hawk, North Carolina branches from Billy G. Roughton and his wife for monthly payments of $6,000 and $16,679, respectively. The term of the Nags Head lease is for five years, with one five-year renewal. Kitty Hawk is a land lease that commenced in April 2006 for a term of twenty years, with three five-year renewals.

The Company made payments during 2008 to Vico Construction Corporation in the amount of $353,048 and Viola Commercial Group, LLC in the amount of $1,557,250. These entities are affiliated with Emil A. Viola, for construction of the Edinburg branch.

Corporate Governance

The board of directors in its business judgment has determined that the following fourteen of its nineteen members are independent as defined under the Nasdaq Stock Market’s listing standards: William Brumsey, III, Patrick E. Corbin, Henry P. Custis, Robert Y. Green, Jr., Herman A. Hall, III, Richard F. Hall, III, Robert R. Kinser, William A. Paulette, Bobby L. Ralph, Roland Carroll Smith, Sr., Ollin B. Sykes, Frank T. Williams, W. Lewis Witt, and Jerry Womack. In reaching this conclusion, the board of directors considered that the Company and its subsidiaries provide services to, and otherwise conduct business with, certain members of the board of directors or members of their immediate families or companies with which members of the board of directors are affiliated. These transactions are discussed in greater detail in the “Certain Relationships and Related Transactions” section of this report.

In addition, as disclosed in the Company’s Form 8-K, filed May 8, 2009, based on these standards, the Board of Directors recently determined that Emil A. Viola was not independent due his affiliation with Viola Commercial Group, LLC. Except for Jordan E. Slone, Emil A. Viola, and Billy Roughton, none of our non-employee directors, their immediate family members, or employees, are engaged in such relationships with us.

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

Information About Shareholders

The board of directors has not established a written policy regarding communications with shareholders. A formal policy has not been adopted because directors have periodic contact with shareholders through business, personal, and community-based activities. Although not prescribed in a policy, shareholders may communicate with the board of directors through written communications addressed to the Company’s executive office at Attn: Tiffany K. Glenn, Executive Vice President, Investor Relations Officer and Corporate Secretary, Hampton Roads Bankshares, Inc., 999 Waterside Dr., Suite 200, Norfolk, Virginia 23510.

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

Audit Committee

Through June, 2008, the Audit Committee consisted of Herman A. Hall, III, Pat M. Windsor, and W. Lewis Witt. Richard F. Hall, III was appointed to the Audit Committee after the merger with Shore. Ms. Windsor retired from the board of directors on December 31, 2008. The board of directors determined that each of these directors was an “independent director” as that term is defined under the Nasdaq Stock Market’s listing standards and the requirements of the Securities and Exchange Commission. The Audit Committee has determined that Herman A. Hall, III meets the qualifications of an “audit committee financial expert” as defined under final rules adopted by the Securities and Exchange Commission.

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

Compensation Committee

In 2008, the Compensation Committee consisted of Emil A. Viola, Herman A. Hall, III, and W. Lewis Witt, all of whom the board of directors determined were independent in 2008 under standards set by the Nasdaq Stock Market. The Compensation Committee’s charter appears on the Company’s website. The Compensation Committee reviews the compensation of all executive officers, determines the compensation package for the Vice Chairman and Chief Executive Officer and administers the Company’s compensation programs. The Compensation Committee held two meetings in 2008. See “Compensation Discussion and Analysis” and “Compensation Committee Report” below.

Nominating Committee

In 2008, the Nominating Committee consisted of Emil A. Viola, Herman A. Hall, III and W. Lewis Witt. The board of directors determined that the members of the Nominating Committee were independent in 2008 as defined under the Nasdaq Stock Market’s listing standards and the requirements of the Securities and Exchange Commission. The function of the Nominating committee is to identify and present nominees for membership on the board of directors. The Nominating Committee held two meetings in 2008.

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

Richard F. Hall, III

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

As stated in the Audit Committee charter, the Audit Committee must pre-approve all audit and non-audit services provided by the firm of independent auditors. During 2008, the Audit Committee pre-approved 100% of services provided by YHB. The Audit Committee has considered the provisions of these services by YHB and has determined that the services are compatible with maintaining YHB’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

2.1	Agreement and Plan of Merger by and between Hampton Roads Bankshares, Inc. and Shore Financial Corporation dated as of January 8, 2008, attached as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 9, 2008, incorporated herein by reference.

2.2	Agreement and Plan of Merger by and between Hampton Roads Bankshares, Inc. and Gateway Financial Holdings, Inc. dated as of September 23, 2008, attached as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated September 24, 2008, incorporated herein by reference.

3.1	Articles of Incorporation of Hampton Roads Bankshares, Inc. and Amendment to Articles of Incorporation of Hampton Roads Bankshares, Inc.*

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 12, 2008, incorporated herein by reference.

4.1	Specimen of Common Stock Certificate, attached as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference.

10.1	Employment Agreement, dated as of March 28, 1988, between the Registrant and Jack Gibson, attached as Exhibit 7 of the Form F-1, incorporated herein by reference.

10.2	Supplemental Retirement Agreement, dated as of March 31, 1994, attached as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference.

10.3	Employment Agreement, dated as of December 18, 1996, between the Registrant and Renee` McKinney, attached as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996, incorporated herein by reference.

10.4	First Amendment to Employment Agreement, dated as of February 1, 1997, between the Registrant and Jack Gibson, attached as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB, incorporated herein by reference.

10.5	First Amendment to Employment Agreement, dated as of February 1, 1997, between the Registrant and Renee McKinney, attached as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB, incorporated herein by reference.

10.6	Employment Agreement, First Amendment to Employment Agreement and Second Amendment to Employment Agreement, each dated as of March 9, 1999, between the Registrant and Tiffany Glenn, attached as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999, incorporated herein by reference.

10.7	Employment Agreement, dated as of October 11, 2001, between the Registrant and Gregory Marshall, attached as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, incorporated herein by reference.

10.8	Employment Agreement, dated as of December 31, 2002, between the Registrant and Julie Anderson, attached as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.9	First Amendment to Employment Agreement, dated as of December 31, 2002, between the Registrant and Julie Anderson, attached as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.10	Second Amendment to Employment Agreement, dated as of December 31, 2002, between the Registrant and Julie Anderson, attached as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.11	Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.12	First Amendment to the Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.13	Second Amendment to the Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.14	Third Amendment to the Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.15	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Jack Gibson, attached as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.16	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Renee’ McKinney, attached as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.17	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Tiffany Glenn, attached as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.18	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Gregory Marshall, attached as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.19	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Julie Anderson, attached as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.20	First Amendment to the Employment Agreement between the Registrant and Gregory Marshall, dated October 11, 2001, attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.21	Second Amendment to the Employment Agreement between the Registrant and Gregory Marshall, dated October 11, 2001, attached as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.22	Amendment No. One to the Supplemental Retirement Agreement, dated as of December 9, 2003, between the Registrant and Jack Gibson, attached as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.23	Director Retirement Plan, dated as of November 28, 2006, attached as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K dated March 1, 2008, incorporated herein by reference.

10.24	Employment Agreement, dated as of November 1, 2007, between the Registrant and Douglas J. Glenn, attached as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K dated March 11, 2008, incorporated herein by reference.

10.25	Fourth Amendment to Employment Agreement by and between Hampton Roads Bankshares, Inc. and Jack W. Gibson, dated as of May 27, 2008, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.26	Fourth Amendment to Employment Agreement by and between Hampton Roads Bankshares, Inc. and Donald W. Fulton, Jr., dated as of May 27, 2008, attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.27	First Amendment to Employment Agreement by and between Hampton Roads Bankshares, Inc. and Douglas J. Glenn, dated as of May 27, 2008, attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.28	Amendment No. 2 to the Supplemental Retirement Agreement between Bank of Hampton Roads and Jack W. Gibson, dated May 27, 2008, attached as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.29	Supplemental Retirement Agreement between Bank of Hampton Roads and Douglas J. Glenn, dated May 27, 2008, attached as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.30	Credit Agreement between Compass Bank and Hampton Roads Bankshares, Inc., dated May 29, 2008, attached as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.31	Pledge Agreement between Compass Bank and Hampton Roads Bankshares, Inc., dated May 29, 2008, attached as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.32	Employment Agreement by and between Shore Bank, Hampton Roads Bankshares, Inc. and Scott C. Harvard, dated as of June 1, 2008, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2008, incorporated herein by reference.

10.33	Restrictive Covenant Agreement by and between Hampton Roads Bankshares, Inc. and Scott C. Harvard, dated as of June 1, 2008, attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 16, 2008, incorporated herein by reference.

10.34	Deferred Compensation Agreement by and between Shore Bank and Scott C. Harvard, dated as of June 1, 2008, attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 16, 2008, incorporated herein by reference.

10.35	Employment Agreement, dated as of August 28, 2006, between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch.*

10.36	First Amendment to Employment Agreement by and between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch, dated as of July 23, 2008.*

10.37	Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of January 1, 2005, attached as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.38	First Amendment to Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of December 30, 2008.*

10.39	Second Amendment to Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of December 30, 2008.*

10.40	Hampton Roads Bankshares, Inc. 2008 Director Deferred Compensation Plan dated as of January 1, 2008.*

10.41	Amended and Restated Hampton Roads Bankshares, Inc. Directors’ Deferred Compensation Plan.*

10.42	Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of July 23, 2006, attached as Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-139968) dated January 12, 2007, incorporated herein by reference.

10.43	First Amendment to Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of December 30, 2008.*

10.44	Second Amendment to Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of December 30, 2008.*

10.45	Hampton Roads Bankshares, Inc. Executive Savings Plan Trust, dated as of July 23, 2006.*

10.46	Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of March 14, 2006, attached as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-134583) dated May 31, 2006, incorporated herein by reference.

10.47	First Amendment to Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of December 26, 2008.*

10.48	Non-Qualified Limited Stock Option Plan for Directors and Employees, dated March 31, 1994, attached as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

10.49	Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of March 14, 2002, attached as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 dated March 14, 2002, incorporated herein by reference.

10.50	Amended and Restated Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of July 23, 2008, included in Registrant’s Prospectus on Form 424B3 filed August 15, 2008, incorporated herein by reference.

10.51	Supplement No. 1 to Amended and Restated Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of January 27, 2009, included in Registrant’s Prospectus on Form 424B3 filed March 4, 2009, incorporated herein by reference.

10.52	Gateway Financial Holdings, Inc. 2005 Omnibus Stock Ownership and Long Term Incentive Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-127978) dated August 31, 2005, incorporated herein by reference.

10.53	Gateway Financial Holdings, Inc. 2001 Nonstatutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98021) dated August 13, 2002, incorporated herein by reference.

10.54	Gateway Financial Holdings, Inc. 1999 Incentive Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98025) dated August 13, 2002, incorporated herein by reference.

10.55	Gateway Financial Holdings, Inc. 1999 Nonstatutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98027) dated August 13, 2002, incorporated herein by reference.

10.56	Gateway Financial Holdings, Inc. 1999 BOR Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-144841) dated July 25, 2007, incorporated herein by reference.

10.57	Shore Financial Corporation 2001 Stock Incentive Plan, attached as Exhibit 99 to Shore Financial Corporation’s Registration Statement on Form S-8 (Registration No. 333-82838) dated February 15, 2002, incorporated herein by reference.

10.58	Shore Savings Bank, F.S.B. 1992 Stock Option Plan dated November 10, 1992, attached as Exhibit 10 to Shore Financial Corporation’s Registration Statement on Form S-4EF dated September 15, 1997, incorporated herein by reference.

13.1	Excerpts from the Annual Report for the year ended December 31, 2007, except to the extent incorporated by reference, is being furnished for informational purposes only and is not deemed to be filed as part of the Report on Form 10-K.

14.1	The Company has a Code of Ethics for its senior financial officers and the Chief Executive Officer. Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the Securities and Exchange Commission. A copy of the Company’s Code of Ethics can be obtained through written communications addressed to Neal A. Petrovich, Chief Financial Officer, Bank of Hampton Roads, 999 Waterside Dr., Suite 200, Norfolk, VA 23510.

21.1	A list of the subsidiaries of Hampton Roads Bankshares, Inc.*

23.1	Consent of Yount, Hyde & Barbour, P.C.*

23.2	Consent of KPMG LLP.*

31.1	Rule 13a-14(a) Certification of Member of Interim Office of the Chief Executive.**

31.2	Rule 13a-14(a) Certification of Member of Interim Office of the Chief Executive.**

31.3	Rule 13a-14(a) Certification of Member of Interim Office of the Chief Executive.**

31.4	Rule 13a-14(a) Certification of Member of Interim Office of the Chief Executive.**

31.5	Rule 13a-14(a) Certification of Chief Financial Officer.**

*	Previously filed.
**	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampton Roads Bankshares, Inc.

By:	/s/ Douglas. J. Glenn
Douglas. J. Glenn
Executive Vice President, Chief Operating Officer, General Counsel, Director and Member of the Interim Office of the Chief Executive

By:	/s/ Scott C. Harvard
Scott C. Harvard
Director and Executive Vice President for Delmarva Operations and Member of the Interim Office of the Chief Executive

By:	/s/ Neal A. Petrovich
Neal A. Petrovich
Executive Vice President, Chief Financial Officer and Member of the Interim Office of the Chief Executive

By:	/s/ David R. Twiddy
David R. Twiddy
Executive Vice President and Member of the Interim Office of the Chief Executive

Exhibit Index

Hampton Roads Bankshares, Inc.

2.1	Agreement and Plan of Merger by and between Hampton Roads Bankshares, Inc. and Shore Financial Corporation dated as of January 8, 2008, attached as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 9, 2008, incorporated herein by reference.

2.2	Agreement and Plan of Merger by and between Hampton Roads Bankshares, Inc. and Gateway Financial Holdings, Inc. dated as of September 23, 2008, attached as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated September 24, 2008, incorporated herein by reference.

3.1	Articles of Incorporation of Hampton Roads Bankshares, Inc. and Amendment to Articles of Incorporation of Hampton Roads Bankshares, Inc.*

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, attached as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 12, 2008, incorporated herein by reference.

4.1	Specimen of Common Stock Certificate, attached as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated herein by reference.

10.1	Employment Agreement, dated as of March 28, 1988, between the Registrant and Jack Gibson, attached as Exhibit 7 of the Form F-1, incorporated herein by reference.

10.2	Supplemental Retirement Agreement, dated as of March 31, 1994, attached as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference.

10.3	Employment Agreement, dated as of December 18, 1996, between the Registrant and Renee` McKinney, attached as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996, incorporated herein by reference.

10.4	First Amendment to Employment Agreement, dated as of February 1, 1997, between the Registrant and Jack Gibson, attached as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB, incorporated herein by reference.

10.5	First Amendment to Employment Agreement, dated as of February 1, 1997, between the Registrant and Renee McKinney, attached as Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB, incorporated herein by reference.

10.6	Employment Agreement, First Amendment to Employment Agreement and Second Amendment to Employment Agreement, each dated as of March 9, 1999, between the Registrant and Tiffany Glenn, attached as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1999, incorporated herein by reference.

10.7	Employment Agreement, dated as of October 11, 2001, between the Registrant and Gregory Marshall, attached as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, incorporated herein by reference.

10.8	Employment Agreement, dated as of December 31, 2002, between the Registrant and Julie Anderson, attached as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.9	First Amendment to Employment Agreement, dated as of December 31, 2002, between the Registrant and Julie Anderson, attached as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.10	Second Amendment to Employment Agreement, dated as of December 31, 2002, between the Registrant and Julie Anderson, attached as Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference.

10.11	Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.12	First Amendment to the Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.13	Second Amendment to the Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.14	Third Amendment to the Employment Agreement, dated as of July 16, 2003, between the Registrant and Donald Fulton, Jr., attached as Exhibit 10.26.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.15	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Jack Gibson, attached as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.16	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Renee’ McKinney, attached as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.17	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Tiffany Glenn, attached as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.18	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Gregory Marshall, attached as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.19	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Julie Anderson, attached as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.20	First Amendment to the Employment Agreement between the Registrant and Gregory Marshall, dated October 11, 2001, attached as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.21	Second Amendment to the Employment Agreement between the Registrant and Gregory Marshall, dated October 11, 2001, attached as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.22	Amendment No. One to the Supplemental Retirement Agreement, dated as of December 9, 2003, between the Registrant and Jack Gibson, attached as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.23	Director Retirement Plan, dated as of November 28, 2006, attached as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K dated March 1, 2008, incorporated herein by reference.

10.24	Employment Agreement, dated as of November 1, 2007, between the Registrant and Douglas J. Glenn, attached as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K dated March 11, 2008, incorporated herein by reference.

10.25	Fourth Amendment to Employment Agreement by and between Hampton Roads Bankshares, Inc. and Jack W. Gibson, dated as of May 27, 2008, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.26	Fourth Amendment to Employment Agreement by and between Hampton Roads Bankshares, Inc. and Donald W. Fulton, Jr., dated as of May 27, 2008, attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.27	First Amendment to Employment Agreement by and between Hampton Roads Bankshares, Inc. and Douglas J. Glenn, dated as of May 27, 2008, attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.28	Amendment No. 2 to the Supplemental Retirement Agreement between Bank of Hampton Roads and Jack W. Gibson, dated May 27, 2008, attached as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.29	Supplemental Retirement Agreement between Bank of Hampton Roads and Douglas J. Glenn, dated May 27, 2008, attached as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.30	Credit Agreement between Compass Bank and Hampton Roads Bankshares, Inc., dated May 29, 2008, attached as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.31	Pledge Agreement between Compass Bank and Hampton Roads Bankshares, Inc., dated May 29, 2008, attached as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.32	Employment Agreement by and between Shore Bank, Hampton Roads Bankshares, Inc. and Scott C. Harvard, dated as of June 1, 2008, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 16, 2008, incorporated herein by reference.

10.33	Restrictive Covenant Agreement by and between Hampton Roads Bankshares, Inc. and Scott C. Harvard, dated as of June 1, 2008, attached as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 16, 2008, incorporated herein by reference.

10.34	Deferred Compensation Agreement by and between Shore Bank and Scott C. Harvard, dated as of June 1, 2008, attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 16, 2008, incorporated herein by reference.

10.35	Employment Agreement, dated as of August 28, 2006, between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch.*

10.36	First Amendment to Employment Agreement by and between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch, dated as of July 23, 2008.*

10.37	Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of January 1, 2005, attached as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.38	First Amendment to Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of December 30, 2008.*

10.39	Second Amendment to Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of December 30, 2008.*

10.40	Hampton Roads Bankshares, Inc. 2008 Director Deferred Compensation Plan dated as of January 1, 2008.*

10.41	Amended and Restated Hampton Roads Bankshares, Inc. Directors’ Deferred Compensation Plan.*

10.42	Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of July 23, 2006, attached as Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-139968) dated January 12, 2007, incorporated herein by reference.

10.43	First Amendment to Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of December 30, 2008.*

10.44	Second Amendment to Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of December 30, 2008.*

10.45	Hampton Roads Bankshares, Inc. Executive Savings Plan Trust, dated as of July 23, 2006.*

10.46	Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of March 14, 2006, attached as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-134583) dated May 31, 2006, incorporated herein by reference.

10.47	First Amendment to Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of December 26, 2008.*

10.48	Non-Qualified Limited Stock Option Plan for Directors and Employees, dated March 31, 1994, attached as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

10.49	Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of March 14, 2002, attached as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 dated March 14, 2002, incorporated herein by reference.

10.50	Amended and Restated Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of July 23, 2008, included in Registrant’s Prospectus on Form 424B3 filed August 15, 2008, incorporated herein by reference.

10.51	Supplement No. 1 to Amended and Restated Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of January 27, 2009, included in Registrant’s Prospectus on Form 424B3 filed March 4, 2009, incorporated herein by reference.

10.52	Gateway Financial Holdings, Inc. 2005 Omnibus Stock Ownership and Long Term Incentive Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-127978) dated August 31, 2005, incorporated herein by reference.

10.53	Gateway Financial Holdings, Inc. 2001 Nonstatutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98021) dated August 13, 2002, incorporated herein by reference.

10.54	Gateway Financial Holdings, Inc. 1999 Incentive Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98025) dated August 13, 2002, incorporated herein by reference.

10.55	Gateway Financial Holdings, Inc. 1999 Nonstatutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98027) dated August 13, 2002, incorporated herein by reference.

10.56	Gateway Financial Holdings, Inc. 1999 BOR Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-144841) dated July 25, 2007, incorporated herein by reference.

10.57	Shore Financial Corporation 2001 Stock Incentive Plan, attached as Exhibit 99 to Shore Financial Corporation’s Registration Statement on Form S-8 (Registration No. 333-82838) dated February 15, 2002, incorporated herein by reference.

10.58	Shore Savings Bank, F.S.B. 1992 Stock Option Plan dated November 10, 1992, attached as Exhibit 10 to Shore Financial Corporation’s Registration Statement on Form S-4EF dated September 15, 1997, incorporated herein by reference.

13.1	Excerpts from the Annual Report for the year ended December 31, 2007, except to the extent incorporated by reference, is being furnished for informational purposes only and is not deemed to be filed as part of the Report on Form 10-K.

14.1	The Company has a Code of Ethics for its senior financial officers and the Chief Executive Officer. Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the Securities and Exchange Commission. A copy of the Company’s Code of Ethics can be obtained through written communications addressed to Neal A. Petrovich, Chief Financial Officer, Bank of Hampton Roads, 999 Waterside Dr., Suite 200, Norfolk, VA 23510.

21.1	A list of the subsidiaries of Hampton Roads Bankshares, Inc.*

23.1	Consent of Yount, Hyde & Barbour, P.C.*

23.2	Consent of KPMG LLP.*

31.1	Rule 13a-14(a) Certification of Member of Interim Office of the Chief Executive.**

31.2	Rule 13a-14(a) Certification of Member of Interim Office of the Chief Executive.**

31.3	Rule 13a-14(a) Certification of Member of Interim Office of the Chief Executive.**

31.4	Rule 13a-14(a) Certification of Member of Interim Office of the Chief Executive.**

31.5	Rule 13a-14(a) Certification of Chief Financial Officer.**

*	Previously filed.
**	Filed Herewith.