Form 10-Q
period 2009-06-30
HAMPTON ROADS BANKSHARES INC
filed 2009-08-10
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2009.

Common Stock, $0.625 Par Value	21,868,924 shares

HAMPTON ROADS BANKSHARES, INC.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	(Unaudited) June 30, 2009	December 31, 2008
Assets:
Cash and due from banks	$67,495	$42,827
Interest-bearing deposits in other banks	17,023	4,975
Overnight funds sold	350	510
Investment securities available-for-sale, at fair value	123,137	149,637
Restricted equity securities, at cost	30,064	27,795

Loans	2,598,639	2,604,590
Allowance for loan losses	(84,491)	(51,218)

Net loans	2,514,148	2,553,372

Premises and equipment, net	100,582	101,335
Interest receivable	10,616	12,272
Other real estate owned	7,780	5,092
Deferred tax assets, net	44,218	32,616
Intangible assets	67,937	98,367
Bank owned life insurance	47,501	46,603
Other assets	20,047	10,310

Total assets	$3,050,898	$3,085,711

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest bearing demand	$268,715	$240,813
Interest bearing:
Demand	642,249	684,009
Savings	112,630	118,001
Time deposits:
Less than $100	879,590	858,787
$100 or more	373,697	394,536

Total deposits	2,276,881	2,296,146

Federal Home Loan Bank borrowings	260,037	279,065
Other borrowings	48,954	77,223
Overnight funds borrowed	138,700	73,300
Interest payable	4,922	5,814
Other liabilities	22,173	9,354

Total liabilities	2,751,667	2,740,902

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock—1,000,000 shares authorized:
Series A non-convertible, non-cumulative perpetual preferred stock, $1,000 liquidation value, 23,266 shares issued and outstanding on June 30, 2009 and December 31, 2008	19,105	18,292
Series B non-convertible, non-cumulative perpetual preferred stock, $1,000 liquidation value, 37,550 shares issued and outstanding on June 30, 2009 and December 31, 2008	40,342	40,953
Series C fixed rate, cumulative preferred stock, $1,000 liquidation value, 80,347 shares issued and outstanding on June 30, 2009 and December 31, 2008	74,797	74,297
Common stock, $0.625 par value, 40,000,000 shares authorized; 21,796,554 shares issued and outstanding on June 30, 2009 and 21,777,937 on December 31, 2008	13,623	13,611
Capital surplus	171,611	171,284
Retained earnings (deficit)	(20,131)	26,482
Accumulated other comprehensive loss, net of tax	(116)	(110)

Total shareholders’ equity	299,231	344,809

Total liabilities and shareholders’ equity	$3,050,898	$3,085,711

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data) (unaudited)	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest Income:
Loans, including fees	$36,150	$9,236	$73,885	$17,916
Investment securities	1,561	418	3,341	907
Overnight funds sold	12	40	22	47
Interest-bearing deposits in other banks	5	99	11	223

Total interest income	37,728	9,793	77,259	19,093

Interest Expense:
Deposits:
Demand	1,557	175	3,222	314
Savings	295	421	722	1,034
Time deposits:
Less than $100	3,785	1,511	8,717	2,970
$100 or more	3,420	1,171	6,720	2,392

Interest on deposits	9,057	3,278	19,381	6,710
Federal Home Loan Bank borrowings	1,672	640	3,381	1,225
Other borrowings	966	84	2,185	85
Overnight funds purchased	134	10	339	10

Total interest expense	11,829	4,012	25,286	8,030

Net interest income	25,899	5,781	51,973	11,063
Provision for loan losses	33,706	274	34,895	544

Net interest income (expense) after provision for loan losses	(7,807)	5,507	17,078	10,519

Noninterest Income:
Service charges on deposit accounts	2,073	691	4,132	1,141
Mortgage operations	1,397	—	3,039	—
Gain on sale of investment securities available-for-sale	—	108	—	457
Gain on sale of loans	—	—	15	—
Gain (Loss) on sale of premises and equipment	(11)	—	(6)	511
Loss on sale of repossessed assets	(29)	—	(31)	—
Other than temporary impairment of real estate owned	(308)	—	(308)	—
Other than temporary impairment of securities	(114)	—	(132)	—
Insurance operations	1,339	—	2,651	—
Brokerage operations	85	—	131	—
Income from bank owned life insurance	405	—	805	—
Other service charges and fees	818	895	1,799	735

Total noninterest income	5,655	1,694	12,095	2,844

Noninterest Expense:
Salaries and employee benefits	10,546	2,661	21,780	5,055
Occupancy	2,165	591	4,084	1,033
Data processing	1,295	244	2,493	413
Impairment of goodwill	27,976	—	27,976	—
FDIC insurance	2,661	68	3,301	83
Equipment	1,462	130	2,491	217
Other	4,225	965	8,053	1,800

Total noninterest expense	50,330	4,659	70,178	8,601

Income (loss) before provision for income taxes	(52,482)	2,542	(41,005)	4,762
Provision for income taxes (benefit)	(9,253)	869	(5,143)	1,628

Net income (loss)	(43,229)	1,673	(35,862)	3,134
Preferred stock dividend and accretion of discount	2,995	—	5,959	—

Net income (loss) available to common shareholders	$(46,224)	$1,673	$(41,821)	$3,134

Per Share:
Cash dividends declared	$0.11	$0.11	$0.22	$0.22

Basic earnings (loss)	$(2.13)	$0.15	$(1.92)	$0.29

Diluted earnings (loss)	$(2.13)	$0.15	$(1.92)	$0.29

Basic weighted average shares outstanding	21,741,879	11,193,694	21,746,505	10,747,005
Effect of dilutive stock options and non-vested stock	—	133,462	—	97,816

Diluted weighted average shares outstanding	21,741,879	11,327,156	21,746,505	10,844,821

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data) (unaudited)	Preferred Stock		Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2008	141,163	$133,542	21,777,937	$13,611	$171,284	$26,482	$(110)	$344,809

Comprehensive income:
Net loss	—	—	—	—	—	(35,862)	—	(35,862)
Change in unrealized loss on securities available-for-sale, net of taxes of $9	—	—	—	—	—	—	(6)	(6)

Total comprehensive income								(35,868)
Shares issued related to:
Exercise of stock options	—	—	13,841	9	73	—	—	82
Dividend reinvestment	—	—	68,748	43	488	—	—	531
Stock-based compensation expense	—	—	5,765	4	267	—	—	271
Common stock repurchased	—	—	(69,737)	(44)	(501)	—	—	(545)
Amortization of fair market value adjustment	—	202	—	—	—	—	—	202
Preferred stock dividend declared and amortization of preferred stock discount	—	500	—	—		(5,959)	—	(5,459)
Common stock dividends declared ($0.22 per share)	—	—	—	—	—	(4,792)	—	(4,792)

Balance at June 30, 2009	141,163	$134,244	21,796,554	$13,623	$171,611	$(20,131)	$(116)	$299,231

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Six Months Ended
(unaudited)	June 30, 2009	June 30, 2008

Operating Activities:
Net income (loss)	$(35,862)	$3,134
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,822	526
Amortization of intangible assets	(4,005)	60
Provision for loan losses	34,895	544
Regional board fees	—	110
Stock-based compensation expense	271	74
Net amortization of premiums and accretion of discounts on investment securities	268	(44)
(Gain) loss on sale of premises and equipment	6	(511)
Loss on sale of repossesed assets	31	—
Gain on sale of investment securities available-for-sale	—	(457)
Other than temporary impairment of repossesed assets	308	—
Gain on sale of loans	(15)	—
Earnings on bank owned life insurance	(805)	—
Other than temporary impairment of securities	132	—
Impairment of goodwill	27,976	—
Changes in:
Deferred taxes	(1,159)	—
Interest receivable	607	316
Other assets	(10,396)	(895)
Interest payable	(892)	(364)
Other liabilities	(4,605)	(506)

Net cash provided by operating activities	12,572	1,987

Investing Activities:
Proceeds from maturities and calls of debt securities available-for-sale	26,351	4,042
Proceeds from sale of debt securities available-for-sale	—	18,457
Purchase of equity securities available-for-sale	(6)	(813)
Purchase of restricted equity securities	(11,783)	(1,257)
Proceeds from sales of restricted equity securities	9,535	2,030
Proceeds from the sale of loans	697	—
Net increase (decrease) in loans	5,279	(22,700)
Proceeds from mortgage loans held for sale	190,651	—
Mortgage loan originations held for sale	(196,696)	—
Purchase of premises and equipment	(2,252)	(1,535)
Proceeds from sale of premises and equipment	139	751
Proceeds from sale of repossesed assets	537	—

Net cash provided by (used in) investing activities	22,452	(1,025)

Financing Activities:
Net decrease in deposits	(8,681)	(4,129)
Proceeds from Federal Home Loan Bank borrowings	11,500	7,000
Repayments of Federal Home Loan Bank borrowings	(28,534)	(22,900)
Net increase in overnight funds borrowed	65,400	—
Net increase (decrease) in other borrowings	(28,000)	23,000
Cash exchanged in merger	—	(5,860)
Common stock repurchased	(545)	(796)
Issuance of shares to executive savings plan	—	122
Proceeds from exercise of stock options	82	319
Excess tax benefit realized from stock options exercised	—	21
Preferred stock dividends paid	(2,964)	—
Common stock dividends paid, net of reinvestment	(3,731)	(1,157)

Net cash provided by (used in) financing activities	1,532	(4,380)

Change in cash and cash equivalents	36,556	(3,418)

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2009	June 30, 2008
Cash and cash equivalents at beginning of period	48,312	25,564

Cash and cash equivalents at end of period	$84,868	$22,146

Supplemental cash flow information:
Cash paid for interest	$26,178	$8,320
Cash paid for income taxes	9,214	2,000

Supplemental non-cash information:
Dividends reinvested	$531	$1,119
Value of shares exchanged in exercise of stock options	—	8
Change in unrealized gain on securities	15	633
Transfer between loans and other real estate owned	3,564	355

Transactions related to acquisition of subsidiary:
Increase in assets and liabilities
Loans	—	$222,374
Securities	—	17,659
Other assets	—	18,097
Non interest bearing deposits	—	33,331
Interest bearing deposits	—	174,535
Borrowings	—	33,883
Other liabilities	—	3,221
Issuance of common stock and stock options	—	32,369

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual report. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141(R)-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amend other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5.M. in the SAB Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. The implementation of SAB 111 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140, (“SFAS 166”). SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 must be applied as of the beginning of the first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 will be effective as of the beginning of the first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. Earlier application is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”, (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification, which will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

In June 2009, the SEC issued Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

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

Stock-based compensation expense recognized in the consolidated statements of income for the six months ended June 30, 2009 and 2008 was $270,539 and $74,081, respectively, with a related tax benefit of $49,872 and $13,887, respectively. During the first six months of 2009 and 2008, stock-based compensation expense was comprised of $130,803 and $42,355, respectively, related to stock options which vested during the period and $139,736 and $31,726, respectively, related to share awards.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has granted stock options to its directors and employees under stock compensation plans that have been approved by the Company’s shareholders. All outstanding options have terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over periods that range from one to ten years. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2009 is as follows:

	Stock Options Outstanding	Per Share Weighted Average Exercise Price	Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Balance at December 31, 2008	2,096,006	$11.96	N/A	N/A
Exercised	13,841	5.89	N/A	N/A
Expired	243,113	13.46	N/A	N/A
Forfeited	2,834	12.00	N/A	N/A

Balance at June 30, 2009	1,836,218	$11.81	4.31	$918,585

Of the 1,836,218 stock options outstanding at June 30, 2009, 184,223 were not exercised. There were no stock options granted during the six months ended June 30, 2009 or 2008. The total intrinsic value of stock options exercised during the six month periods ended June 30, 2009 and 2008 was $31,048 and $170,109, respectively. Cash received from stock option exercises for the six month periods ended June 30, 2009 and 2008 was $81,540 and $319,438, respectively. The Company may issue new shares to satisfy stock option grants. As of June 30, 2009, there were 836,535 shares available under the existing stock incentive plan. However, shares may be repurchased in the open market or, under certain circumstances, through privately negotiated transactions. As of June 30, 2009, there was $640,450 of unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 4.14 years.

The Company has granted non-vested shares of common stock to certain directors and employees as part of incentive programs and to those directors who elected to use deferred directors’ fees to purchase non-vested shares of common stock. Non-vested shares of common stock awarded to employees and directors as part of incentive programs have vesting schedules that range from one to nine years and are expensed over the same schedules. Non-vested shares of common stock issued to directors as a method of deferring their directors’ fees are expensed at the time the fees are earned by the director. A summary of the Company’s non-vested share activity and related information for the six months ended June 30, 2009 is as follows:

	Number of Shares	Per Share Weighted-Average Grant-Date Fair Value

Balance at December 31, 2008	49,825	$9.49
Granted	10,000	8.54
Vested	14,984	8.50
Forfeited	4,235	9.01

Balance at June 30, 2009	40,606	$9.67

As of June 30, 2009, there was $316,792 of total unrecognized compensation cost related to non-vested shares of common stock. That cost is expected to be recognized over a weighted-average period of 2.74 years.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available for sale as of June 30, 2009 were as follows (in thousands):

Description of Securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

U.S. Agency securities	$12,070	$199	$2	$12,267
Mortgage-backed securities	82,057	533	32	82,558
State and municipal securities	17,004	161	81	17,084
Corporate securities	4,978	359	—	5,337
Equity securities	7,229	257	1,595	5,891

Total securities available for sale	$123,338	$1,509	$1,710	$123,137

Information pertaining to securities with gross unrealized losses at June 30, 2009, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position is as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Agency securities	$1,006	$2	$—	$—	$1,006	$2
State and municipal securities	3,991	70	532	11	4,523	81
Mortgage backed securities	6,409	32	5	—	6,414	32
Equity securities	1,705	773	1,162	822	2,867	1,595

Total temporarily impaired securities	$13,111	$877	$1,699	$833	$14,810	$1,710

During the first six months of 2009, equity securities with an amortized cost of $267 thousand were determined to be other-than-temporarily impaired. An impairment loss of $132 thousand was recognized through noninterest income. An additional $34 thousand is included in accumulated other comprehensive loss in the equity section of the balance sheet. In evaluating the possible impairment of securities, consideration is given to the length of time and to the extent to which the fair value has been less than book value and the financial condition and near-term prospects of the issuer. Management evaluates securities for other-than-temporary impairments at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the intent of the Company to sell the security, (2) whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and (3) whether the Company expects to recover the securities entire amortized cost basis regardless of the Company’s intent to sell the security. Management has evaluated the unrealized losses associated with the remaining equity securities as of June 30, 2009 and, in management’s belief, the unrealized losses, individually or in the aggregate, are temporary.

The unrealized loss positions on debt securities at June 30, 2009 were determined to be related to interest rate movements as there is minimal credit risk exposure in these investments. Management does not believe that any of these debt securities were other-than-temporarily impaired at June 30, 2009.

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $19.7 million at June 30, 2009. FHLB stock is generally viewed as a long term investment and as a restricted investment security is carried at cost as there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s temporary suspension of cash dividend payments and repurchases of excess capital stock in 2009, the Company does not consider this investment to be other-than-temporarily impaired at June 30, 2009 and no impairment has been recognized.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company acquired loans pursuant to the acquisition of Gateway Bank & Trust, Co. (“Gateway”) in December 2008. In accordance with SOP 03-3, the Company reviewed the loan portfolio at acquisition to determine whether there was evidence of deterioration of credit quality since origination and if it was probable that it will be unable to collect all amounts due according to the loan’s contractual terms. When both conditions existed, the Company accounted for each loan individually, considered expected prepayments, and estimated the amount and timing of discounted expected principal, interest, and other cash flows (expected at acquisition) for each loan. The Company determined the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted into interest income (non-accretable difference). The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan (accretable yield).

Over the life of the loan, the Company continues to estimate cash flows expected to be collected. The Company evaluates at the balance sheet date whether the present value of its loans determined using the effective interest rates has decreased, and if so, the Company establishes a valuation allowance for the loan. Valuation allowances for acquired loans subject to SOP 03-3 reflect only those losses incurred after acquisition; that is, the present value of cash flows expected at acquisition that are not expected to be collected. Valuation allowances are established only subsequent to acquisition of the loans. For loans that are not accounted for as debt securities, the present value of any subsequent increase in the loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan. For any remaining increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life. The Company does not have any such loans that were accounted for as debt securities.

Loans that were acquired in the Gateway acquisition for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be made had an outstanding balance of $131.9 million and a carrying amount of $114.4 million at June 30, 2009. The carrying amount of these loans is included in the balance sheet amount of loans receivable at June 30, 2009. Of these loans, $90.8 million have experienced further deterioration since the acquisition date and are included in the impaired loan amounts disclosed in Note F.

(in thousands)	Accretable Yield
Balance, December 31, 2008	$4,167
Accretion	(1,410)
Disposals	(772)
Additions	1,038

Balance, June 30, 2009	$3,023

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – LOANS

The major classifications of loans are summarized as follows (in thousands):

Loans by class consolidation	June 30, 2009	December 31, 2008

Commercial	$444,203	$451,426
Construction	884,219	897,288
Real estate-commercial mortgage	701,434	673,351
Real estate-residential mortgage	507,392	528,760
Installment loans (to individuals)	40,697	50,085
Loans held for sale	21,717	5,064
Deferred loan fees and related costs	(1,023)	(1,384)

Total loans	$2,598,639	$2,604,590

NOTE F – ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

The purpose of the allowance for loan losses is to provide for potential losses inherent in the loan portfolio. Management considers several factors, including historical loan loss experience, the size and composition of the portfolio, and the value of collateral agreements, in determining the allowance for loan loss.

Transactions affecting the allowance for loan losses during the six months ended June 30, 2009 were as follows (in thousands):

Balance at beginning of period	$51,218
Provision for loan losses	34,895
Loans charged off	(1,897)
Recoveries	275

Balance at end of period	$84,491

Non-performing assets consist of loans 90 days past due and still accruing interest, non-accrual loans, and foreclosed real estate. Total non-performing assets were $150.9 million or 4.95% of total assets at June 30, 2009 compared with $41.2 million or 1.34% of total assets at December 31, 2008. Non-performing assets were as follows (in thousands):

	June 30, 2009	December 31, 2008

Loans 90 days past due and still accruing interest	$271	$3,219
Nonaccrual loans	142,840	32,885
Real estate acquired in settlement of loans	7,780	5,092

Total non-performing assets	$150,891	$41,196

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information on impaired loans was as follows:

	June 30, 2009	December 31, 2008
Impaired loans for which an allowance has been provided	$205,627	2,161
Impaired loans for which no allowance has been provided	28,496	2,130

Total impaired loans	$234,123	$4,291

Allowance provided for impaired loans, included in the allowance for loan losses	$51,871	$545

Average balance in impaired loans	$361,572	$3,883

Interest income recognized from impaired loans	$3,672	$131

NOTE G – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	June 30, 2009	December 31, 2008

Land	$31,527	$26,357
Buildings and improvements	55,444	59,731
Leasehold improvements	3,334	3,224
Equipment, furniture, and fixtures	15,163	15,101
Construction in process	3,547	2,768

	109,015	107,181
Less accumulated depreciation and amortization	(8,433)	(5,846)

Premises and equipment, net	$100,582	$101,335

NOTE H – SUPPLEMENTAL RETIREMENT AGREEMENTS

The Company has entered into supplemental retirement agreements with several key officers and recognizes expense each year related to these agreements based on the present value of the benefits expected to be provided to the employees and any beneficiaries. The expense recognized during the first six months of 2009 and 2008 was $603,000 and $330,000, respectively.

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets with an indefinite life are subject to impairment testing at least annually or more often if events or circumstances suggest potential impairment. Other acquired intangible assets determined to have a finite life are amortized over their estimated useful life in a manner that best reflects the economic benefits of the intangible asset. Intangible assets with a finite life are periodically reviewed for other-than-temporary impairment. SFAS No. 142, Goodwill and Other Intangible Assets, identifies a two-step impairment test that should be used to test for impairment and measure the amount of the impairment loss to be recognized. The first step involves comparing the fair value of the reporting unit with the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds fair value of the reporting unit, a potential impairment may exist. The second step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. The excess of the carrying amount over the fair value is an impairment of goodwill.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter of 2009, the Company, in accordance to SFAS 142, conducted an impairment test on Shore Bank’s goodwill. As a result of deterioration in our business climate, management’s review of goodwill indicates an impairment of $28.0 million. The non-cash loss on impairment of goodwill was recorded as a noninterest expense in the statement of income for the quarter ended June 30, 2009.

The gross carrying amount and accumulated amortization for the Company’s intangible assets follows (in thousands).

	June 30, 2009		December 31, 2008
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets subject to the future amortization:

Core deposit intangible	$8,104	$1,025	$8,105	$347
Employment contract intangible	1,195	207	1,957	19
Insurance book of business intangible, gross	6,450	215	6,000	—

Total intangible assets subject to future amortization	$15,749	$1,447	$16,062	$366

Intangible assets not subject to future amortization:

Goodwill	53,635	—	82,671	—

Total intangible assets	$69,384	$1,447	$98,733	$366

Changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows (in thousands):

Balance, December 31, 2008	$82,671
Impairment losses	(27,976)
Adjustments	(1,060)

Balance, June 30, 2009	$53,635

NOTE J – BUSINESS SEGMENT REPORTING

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

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows certain financial information at June 30, 2009 for each segment and in total (in thousands).

	Total	Elimination	Banking	Mortgage	Investment	Insurance

Total assets at June 30, 2009	$3,050,898	$(37,086)	$3,055,177	$22,591	$1,112	$9,104

Three Months Ended June 30, 2009	Total	Elimination	Banking	Mortgage	Investment	Insurance

Net interest income	$25,899	$—	$25,776	$118	$—	$5
Noninterest income	5,655	—	2,839	1,397	85	1,334

Total income	$31,554	$—	$28,615	$1,515	$85	$1,339

Net income (loss)	$(43,229)	$—	$(43,753)	$423	$(39)	$140

Six Months Ended June 30, 2009	Total	Elimination	Banking	Mortgage	Investment	Insurance

Net interest income	$51,973	$—	$51,777	$188	$—	$8
Noninterest income	12,095	—	6,274	3,039	131	2,651

Total income	$64,068	$—	$58,051	$3,227	$131	$2,659

Net income (loss)	$(35,862)	$—	$(37,313)	$1,143	$18	$290

The Company had no reportable business segments at June 30, 2008.

NOTE K – FAIR VALUE MEASUREMENTS

Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“SFAS No. 157”) establishes a framework for measuring fair value. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities, (“SFAS No. 159”) permits the measurement of transactions between market participants at the measurement date. SFAS No. 159 generally permits the measurement of selected eligible financial instruments at fair value at specified election dates.

In accordance with SFAS No. 157, the Company groups our financial assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The most significant instruments that the Company fair values include investment securities, and derivative instruments. The majority of instruments fall into the Level 1 or 2 fair value hierarchy. Valuation methodologies for the fair value hierarchy are as follows:

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

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recurring Basis

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities that were elected under SFAS No. 159 as well as for certain assets and liabilities in which fair value is the primary basis of accounting. Below is a description of the valuation methodologies for these assets and liabilities at June 30, 2009 (in thousands).

		Fair Value Measurements at June 30, 2009 Using
Description	Assets / Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$123,137	$4,683	$117,246	$1,208
Derivative loan commitments	271	—	—	271

	Fair Value Measurements Using Significant Unobservable Inputs Six Months Ended June 30 (Level 3 measurements only)
Description	Investment Securities Available-for-Sale	Derivative Loan Commitments

Balance, December 31, 2008	$1,170	$173
Unrealized losses included in earnings	(72)	—
Purchases, issuances, and settlements, net	—	98
Transfers in and/or out of Level 3, net	110	—

Balance, June 30, 2009	$1,208	$271

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended June 30 (Level 3 measurements only)
Description	Investment Securities Available-for-Sale	Derivative Loan Commitments
Balance, March 31, 2009	$1,280	$350
Unrealized losses included in earnings	(72)	—
Purchases, issuances, and settlements, net	—	(79)

Balance, June 30, 2009	$1,208	$271

Non-recurring Basis

Certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the balance sheet by caption and by level within the SFAS 157 valuation hierarchy, for which a non-recurring change in fair value has been recorded during the three and six months ended June 30, 2009 (in thousands).

Description					Total Losses for the
	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at June 30, 2009 Using			Three Months Ended	Six Months Ended
		(Level 1)	(Level 2)	(Level 3)	June 30, 2009	June 30, 2009

Investment securities available-for-sale	$101	$66	$—	$35	$114	$132
Other real estate owned	7,780	—	7,780	—	308	308
Impaired loans	153,756	—	153,756	—	—	—

SFAS 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair value for its financial instruments, as defined by SFAS 107.

(a)	Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, overnight funds sold, and interest-bearing deposits in other banks. The carrying amount approximates fair value.

(b)	Investment Securities Available-for-Sale

Fair values are based on published market prices where available. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Investment securities available-for-sale are carried at their aggregate fair value.

(c)	Restricted Equity Securities

The carrying amount approximates fair value.

(d)	Loans

For credit card and other loan receivables with short-term and/or variable characteristics, the carrying value approximates fair value. The fair value of other loans is estimated by discounting the future cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying value of loans held for sale is a reasonable estimate of fair value since the loans are expected to be sold within a short period.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e)	Interest Receivable and Interest Payable

The carrying amount approximates fair value.

(f)	Bank Owned Life Insurance

The carrying amount approximates fair value.

(g)	Deposits

The fair value of noninterest bearing deposits and deposits with no defined maturity, by SFAS 107 definition, is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the future cash flows using the current interest rates at which similar deposits would be made.

(h)	Borrowings

The fair value of borrowings estimated using discounted cash flow analysis based on the interest rates currently offered for borrowings of similar remaining maturities and collateral requirements. These include other borrowings, overnight funds purchased, and FHLB borrowings.

(i)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at June 30, 2009, and as such, the related fair values have not been estimated.

The estimated fair value of the Company’s financial instruments required to be disclosed under SFAS 107 at June 30, 2009 were as follows (in thousands):

	Carrying Value	Fair Value
Assets:
Cash and due from banks	$67,495	$67,495
Overnight funds sold	350	350
Interest-bearing deposits in other banks	17,023	17,023
Investment securities available-for-sale	123,137	123,137
Restricted equity securities	30,064	30,064
Loans, net	2,514,148	2,538,179
Interest receivable	10,616	10,616
Bank owned life insurance	47,501	47,501

Liabilities:
Deposits	2,276,881	1,834,530
FHLB borrowings	260,037	261,454
Other borrowings	48,954	49,511
Overnight funds purchased	138,700	138,700
Interest payable	4,922	4,922

NOTE L – ACQUISITIONS

Gateway Financial Holdings, Inc.

On December 31, 2008, the Company acquired Gateway Financial Holdings, Inc. (“GFH”). GFH was the parent company of Gateway, which operated 36 full-service banking facilities serving the Hampton Roads and Richmond areas of Virginia and Outer Banks and Raleigh regions of North Carolina. The aggregate purchase price was approximately $161.4 million, including common stock valued at $94.2 million, preferred stock valued at $59.3 million, GFH stock held by the Company as an investment of $0.2 million, stock options exchanged valued at $1.4 million, and direct costs of the merger of $6.3 million.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net assets acquired, based on preliminary fair value adjustments, are shown in the table below (in thousands).

Securities available for sale	$117,706
Loans, net	1,752,793
Goodwill	53,638
Core deposit intangible	3,282
Other intangibles	7,485
Other assets	209,366

Total assets acquired	2,144,270

Deposits	1,688,473
Borrowings	289,497
Other liabilities	4,950

Total liabilities assumed	1,982,920

Net assets acquired	$161,350

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

The merger was accounted for under the purchase method of accounting and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The merger resulted in the recording of $53.6 million of estimated goodwill and $3.3 million of core deposit intangible assets. The estimated goodwill is subject to possible adjustments during the one year period from the date of the merger. During the second quarter of 2009, deferred taxes related to deductible payments were increased by $2.1 million. There were no other material changes to estimated goodwill. The core deposit intangible asset was based on an independent valuation and will be amortized over the estimated life of the core deposits of 4.5 years based on undiscounted cash flows.

Shore Financial Corporation

On June 1, 2008, the Company acquired Shore Financial Corporation (“SFC”). SFC was the parent company of Shore Bank, which operated 8 full-service banking facilities serving the Eastern Shore of Maryland and Virginia. The aggregate purchase price was approximately $58.1 million, including common stock valued at $31.2 million, SFC stock held by the Company as an investment of $0.8 million, stock options exchanged valued at $1.2 million, cash of $21.0 million, and direct costs of the merger of $3.9 million.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net assets acquired, based on fair value adjustments, are shown in the table below (in thousands).

Securities available for sale	$16,250
Loans, net	220,450
Goodwill	27,976
Core deposit intangible	4,755
Employment agreement intangible	160
Other assets	33,587

Total assets acquired	303,178

Deposits	208,402
Borrowings	34,228
Other liabilities	2,409

Total liabilities assumed	245,039

Net assets acquired	$58,139

The Company acquired all of the outstanding shares of SFC. The shareholders of SFC received, for each share of SFC common stock that they owned immediately prior to the effective date of the merger, either $22 per share in cash or 1.8 shares of Company common stock. In addition, at the effective date of the merger, each outstanding option to purchase shares of SFC’s common stock under any stock plans vested pursuant to its terms were converted into an option to acquire the number of shares of the Company’s common stock equal to the number of shares of SFC common stock underlying the option multiplied by 1.8. The exercise price of each option was adjusted accordingly.

The merger was accounted for under the purchase method of accounting and was intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The merger resulted in the recording of $28.0 million of estimated goodwill and $4.8 million of core deposit intangible assets. The estimated goodwill is subject to possible adjustments during the one year period from the date of the merger. During the second quarter of 2009, goodwill related to the SFC acquisition was determined to be impaired and an impairment expense of $28.0 million was recorded. For further discussion of goodwill impairment, refer to Note I. The core deposit intangible asset was based on an independent valuation and will be amortized over the estimated life of the core deposits of eight years based on undiscounted cash flows. In order to finance the merger, the Company borrowed $23 million, which was completely paid off during the second quarter of 2009.

Pro Forma Financial Information

The Company’s consolidated financial statements include the results of operations of Gateway Bank & Trust and Shore Bank only from the date of the acquisitions. Pro forma condensed consolidated income statements for the three and six months ended June 30, 2009 and 2008 are shown as if the mergers occurred at the beginning of each period.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Interest income	$37,728	$41,027	$77,259	$83,912
Interest expense	11,829	17,439	25,286	37,520

Net interest income	25,899	23,588	51,973	46,392
Provision for loan losses	33,706	2,482	34,895	4,357
Noninterest income	5,655	7,077	12,095	16,023
Noninterest expense	50,330	20,428	70,178	40,900

Income (loss) before provision for income taxes	(52,482)	7,755	(41,005)	17,158
Provision for income taxes (benefit)	(9,253)	2,920	(5,143)	5,480

Net income (loss)	(43,229)	4,835	(35,862)	11,678
Dividend on preferred stock	2,995	506	5,959	1,012

Net income (loss) available to common shareholders	$(46,224)	$4,329	$(41,821)	$10,666

Basis earnings (loss) per share	$(2.13)	$0.19	$(1.92)	$0.49
Diluted earnings (loss) per share	$(2.13)	$0.19	$(1.92)	$0.48

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

The American Recovery and Reinvestment Act of 2009 (“ARRA”), enacted on February 17, 2009, imposes certain new executive compensation and corporate governance obligations on all current and future TARP recipients until the institution has redeemed the preferred stock. This Act restricts golden parachute payments to senior executive officers and the next five most highly compensated employees during the period of time any obligations arising from financial assistance provided under the TARP remains outstanding. It also prohibits paying and accruing bonuses for certain senior executive officers and employees, requires that TARP participants provide the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly compensated employees based on statements of earnings, revenues, gains, or other criteria later found to be materially inaccurate, and requires a review by the Secretary of all bonuses and other compensation paid by TARP participants to senior executive employees and the next 20 most highly compensated employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of the Act.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and/or disclosure through August 10, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

On July 14, 2009, we announced that John A. B. “Andy” Davies, Jr. joined the Company as President and Chief Executive Officer.

On July 27, 2009, the Company amended the Company’s Articles of Incorporation to increase the amount of common stock authorized for issuance by 30,000,000 shares, from 40,000,000 to 70,000,000 shares.

On July 30, 2009, we announced that Douglas D. Wall joined the Company as Executive Vice President and Chief Credit Officer.

On July 30, 2009, the Board of Directors voted to suspend the quarterly dividend on the Company’s common stock indefinitely.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Hampton Roads Bankshares, Inc. (“Company”, “we”, “us”, or “our”) was incorporated under the laws of the Commonwealth of Virginia and serves as a holding company for Bank of Hampton Roads and Shore Bank (“Shore”). In addition to our retail and commercial banking services, we offer insurance, title, mortgage, and investment services.

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

When or if used in this quarterly report or any Securities and Exchange Commission filings, other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “is estimated,” “is projected,” or similar expressions are intended to identify “forward-looking statements.”

For a discussion of the risks, uncertainties, and assumptions that could affect these statements and our future events, developments, or results, you should carefully review the risk factors summarized below. Our risks include, without limitation, the following:

•	We may continue to incur significant losses in the future, and we can make no assurances as to when we will be profitable;

•	Our estimate for losses in our loan portfolio may be inadequate;

•	We have had and may continue to have difficulties managing our problem loans and our loan administration;

•	Our stress test differed from the Supervisory Capital Assessment Program and its results may be inaccurate;

•	We have recently had a significant turnover in our senior management team;

•	Governmental regulation and regulatory actions against us may impair our operations or restrict our growth;

•	If the value of real estate in our core market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized;

•	Our construction and land development, commercial real estate, and equity line lending may expose us to a greater risk of loss and hurt our earnings and profitability;

•	Our lending on vacant land may expose us to a greater risk of loss and may have an adverse effect on operations;

•	Difficult market conditions have adversely affected our industry;

•	A significant part of GFH loan portfolio is unseasoned;

•

Our ability to maintain adequate sources of funding may be negatively impacted by the current economic environment which may, among other things, impact our ability to pay dividends or satisfy our obligations;

•

Our ability to maintain adequate sources of liquidity may be negatively impacted by the current economic environment which may, among other things, impact our ability to pay dividends or satisfy our obligations;

•

Our ability to maintain required capital levels may be negatively impacted by the current economic environment which may, among other things, impact our ability to pay dividends or satisfy our obligations;

•	We may incur additional losses if we are unable to successfully manage interest rate risk;

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Certain built-in losses could be limited if we experience an ownership change as defined in the Internal Revenue Code;

•	We may not be able to successfully maintain our capital;

•	We may fail to realize the potential benefits of the mergers with SFC and GFH;

•	The decline in the fair market value of various investment securities available-for-sale could result in future impairment losses;

•	A substantial decline in the value of our Federal Home Loan Bank of Atlanta (“FHLB”) common stock may result in an other-than-temporary impairment charge;

•	Our future success is dependent on our ability to compete effectively in the highly competitive banking industry;

•	Our operations and customers might be affected by the occurrence of a natural disaster or other catastrophic event in our market area;

•	We face a variety of threats from technology based frauds and scams;

•

Virginia law and the provisions of our articles of incorporation and bylaws could deter or prevent takeover attempts by a potential purchaser of our common stock that would be willing to pay you a premium for your shares of our common stock; and

•	Our directors and officers have significant voting power.

Our forward-looking statements could be incorrect in light of these and other risks, uncertainties, and assumptions. The future events, developments, or results described in this report could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after the date of this quarterly report and you should not expect us to do so.

Overview

Our primary source of revenue is from net interest income earned by our bank subsidiaries. Net interest income represents interest and fees earned from lending and investment activities less the interest paid on deposits and borrowings. Net interest income may be impacted by variations in the volume and mix of interest earning assets and interest bearing liabilities, changes in the yields earned and the rates paid, level of non-performing interest earning assets, and the level of noninterest bearing liabilities available to support earning assets. In addition to net interest income, noninterest income is another important source of our revenue. With the acquisition of Gateway Financial Holdings, Inc. in December 2008, the Company acquired sustainable and growth-oriented, non-banking sources of noninterest income in addition to the traditional noninterest income derived primarily from service charges on deposits and fees earned from bank services. With the acquisition, the Company has four non-banking subsidiaries – Gateway Insurance Services, Inc., which sells insurance products to businesses and individuals; Gateway Investment Services, Inc., which assists customers with their securities brokerage activities through an arrangement with an unaffiliated broker-dealer; Gateway Bank Mortgage, Inc., which provides mortgage banking services with products which are primarily sold on the secondary market; and Gateway Title Agency, Inc., which engages in title insurance and settlement services for real estate transactions. Other factors that impact net income are the provision for loan losses, which significantly increased in the current quarter, and noninterest expense, including the impairment of goodwill and the assessment related to FDIC insurance.

The following is a summary of our condition and financial performance as of June 30, 2009 and for the three and six month periods then ended:

•

Assets were $3.1 billion at June 30, 2009. They decreased by $34.8 million or 1.1% for the first six months of 2009 from December 31, 2008. The decrease in assets was primarily associated with a $33.3 million increase in our allowance for loan losses and $30.4 million decrease in goodwill and other intangible assets, offset by an increase in cash and interest-bearing deposits in other banks.

•

Loans and deposits decreased by $6.0 million or 0.2% and $19.3 million or 0.8%, respectively, for the first six months of 2009 from December 31, 2008. The decrease in loans was attributed to natural pay downs and maturities of loans that exceeded new loans originated during 2009. The decrease in deposits was attributed to a decrease in brokered money market and jumbo CDs.

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Net loss available to common shareholders for the quarter ended June 30, 2009 was $46.2 million or $2.13 per common diluted share as compared with net income available to common shareholders of $1.7 million for the quarter ended June 30, 2008 or $0.15 per common diluted share. Net loss available to common shareholders was $41.8 million or $1.92 per common diluted share for the six months ended June 30, 2009 as compared to net income available to common shareholders of $3.1 million or $0.29 per common diluted share for the six months ended June 30, 2008. There were three primary reasons for the loss in the second quarter of 2009 and for the six months ended June 30, 2009: (1) we added $33.7 million to our allowance for loan losses in the second quarter to ensure we have ample reserves to quickly resolve any problem credits as loan quality has deteriorated due to the slow economy and declining real estate values in some markets; (2) we incurred a goodwill impairment charge of $28 million in the second quarter related to the Shore acquisition; and (3) we were assessed a one time special FDIC insurance premium (as were all banks) that approximated $1.4 million in the second quarter of 2009.

•

Net interest income increased $20.1 million and $40.9 million for the three and six months, respectively, ended June 30, 2009 as compared the same period 2008. The increase was due primarily to the increase of net interest income from loans acquired in the acquisition of Gateway in December 2008 and Shore Bank in June 2008.

•

Noninterest income for the three and six months ended June 30, 2009 was $5.7 million and $12.1 million, a 234% and 325%, respectively, increase over comparative 2008. This was largely due to the addition of the non-banking subsidiaries through our acquisition of Gateway as well as the increase in service charges and fees that resulted from the acquisitions of Gateway and Shore.

•

Noninterest expense was $50.3 million and $70.2 million for the three and six months ended June 30, 2009, respectively, which was an increase of $45.7 million or 980% and $61.6 million or 716% increase, respectively, over the comparable periods for 2008. The increase was attributed to the noninterest expenses for Gateway and Shore for 2009, a goodwill impairment charge of $28.0 million incurred in the second quarter of 2009, and a special FDIC insurance assessment that all banks were assessed in the second quarter of 2009.

•

Our effective tax rate decreased to 17.6% in the second quarter of 2009 compared to 34.2% for comparative 2008. For the fourth quarter 2008, our effective tax rate was 34.3%. For the first six months of 2009, our effective tax rate decreased to 12.5% compared to 34.2% for the same period in 2008. The decrease in the effective tax rate for 2009 was primarily due to the fact that the $28.0 million impairment of goodwill charge is not deductible for income tax purposes.

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

Material Trends

The global and U.S. economies continue to experience a protracted slowdown in business activity as a result of disruptions in the financial system, including a lack of confidence in the worldwide credit markets. Currently, the U.S. economy remains in the midst of one of its longest economic recessions in recent history.

It is not clear at this time what impact U.S. Government programs such as the TARP CPP, as well as other liquidity and funding initiatives of the Federal Reserve System, will have on the financial markets, the U.S. banking and financial industries, the broader U.S. and global economies, and more importantly, the local economies in the markets that we serve.

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We incurred a net loss available to common shareholders of $46.2 million for the second quarter of 2009, primarily due to a $33.7 million expense for the provision for loan losses as well as a $28.0 million goodwill impairment. In light of the current economic environment, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant credit costs throughout 2009 and 2010, which would continue to adversely impact our financial condition and results of operations and the value of our common stock.

In addition, we are required to conduct an impairment analysis of the goodwill, which is approximately $53.6 million, associated with the acquisition of GFH in the fourth quarter of 2009. Although we do not believe the goodwill from our merger with GFH is impaired at the present time, it could become impaired by the fourth quarter of 2009. Additional loan losses or impairment changes could cause us to incur a net loss in the future and could adversely affect the price of, and market for, our common stock.

ANALYSIS OF FINANCIAL CONDITION

Overview. Total assets were $3.1 billion at June 30, 2009, a decrease of $34.8 million or 1.13% over December 31, 2008 total assets. This decrease in assets was primarily associated with a $33.3 million increase in our allowance for loan losses, and $30.4 million decrease in goodwill and other intangible assets (the majority of which was a $28.0 million goodwill impairment charge related to the Shore acquisition), offset by an increase in cash and interest-bearing deposits in other banks. Our loan portfolio was $2.6 billion at June 30, 2009 and comprised 85.2% of our total assets.

Average earning assets increased $2.2 billion or 349% from $624 million for the second quarter of 2008 to $2.8 billion for the second quarter of 2009. This growth was primarily attributed to the $2.0 billion of earnings assets acquired from Gateway. Compared to the first quarter of 2009, average earning assets decreased $4.8 million or 0.2%.

Average total deposits were $2.3 billion for first half of 2009, a growth of $1.8 billion or 375% compared to the first half of 2008. This growth is attributable to the $1.69 million of deposits acquired from Gateway. Compared with the first quarter of 2009, average deposits increased $57.4 million or 2.6%.

Interest Bearing Deposits in Other Banks. Interest bearing deposits in other banks and federal funds sold are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity. Interest bearing deposits at June 30, 2009 were $17.0 million and consisted mainly of deposits with the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank. These deposits increased $12.0 million at June 30, 2009 compared to $5.0 million at December 31, 2008. This equated to 0.60% of average total earning assets at June 30, 2009 and 0.71% at December 31, 2008. This increase was due primarily to the increase in requirements due to the much larger size of the Bank.

Securities. Our investment portfolio consists primarily of U.S. Agency securities, mortgage-backed securities, state and municipal securities, and equity securities. Our available-for-sale securities are reported at fair value. They are used primarily for earnings, liquidity, and asset/liability management purposes and are reviewed quarterly for possible impairment.

At June 30, 2009, the fair value of our investment securities was $123.1 million, down $26.5 million or 17.7% from $149.6 million at December 31, 2008. The decrease was the result of maturities of investment securities and principal pay downs on mortgage-backed securities, the change in unrealized gains or losses on available-for-sale investment securities, and amortization and accretion of premiums and discounts on the remaining investment securities. The average balance for the second quarter of 2009 was $159.7 million compared with $41.7 million at December 31, 2008. The increase in average balances was the result of acquiring $117.7 million of investment securities as part of the Gateway acquisition. The decrease was the result of maturities of investment securities netted against the purchase of investment securities, the change in unrealized gains or losses on available-for-sale investment securities, and amortization/accretion of premiums/discounts on the remaining investment securities.

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loan Portfolio. Our loan portfolio decreased $6.0 million or 0.2% to $2.6 billion as of June 30, 2009 compared to December 31, 2008. Real estate commercial mortgages increased 4.17% to $701.4 million at June 30, 2009 compared to $673.4 million at December 31, 2008. Real estate residential mortgages decreased 4.04% to $507.4 million at June 30, 2009 as compared with $528.8 million at December 31, 2008. Commercial loans decreased 1.6% to $444.2 million at June 30, 2009 compared with $451.4 million at December 31, 2008. Installment loans to individuals decreased 18.7% to $40.7 million at June 30, 2009 compared with $50.1 million at December 31, 2008. Construction loans also decreased 1.46% to $884.2 million at June 30, 2009 as compared with $897.3 million at December 31, 2008, thus lowering the concentration of construction loans to 34.0% of the total loan portfolio at June 30, 2009 compared with 34.5% at December 31, 2008. In the future, management intends to reduce the construction and development portion of the portfolio and increase the commercial portion.

Allowance for Loan Losses. The purpose of the allowance for loan losses is to provide for potential losses inherent in the loan portfolio. Management reviews our loan portfolio and maintains an allowance for loan losses sufficient to absorb losses inherent in the portfolio. In addition to the review of credit quality through ongoing credit review processes, we periodically conduct an independent analysis of our loan portfolio. During the second quarter of 2009, we engaged an independent credit consulting firm to conduct an analysis of our loan portfolio. Since risks to the loan portfolio include general economic trends as well as conditions affecting individual borrowers, the allowance is an estimate. The allowance for loan losses was $84.5 million or 3.3% of outstanding loans as of June 30, 2009 compared with $51.2 million or 1.97% of outstanding loans as of December 31, 2008. We increased the allowance for loan losses $33.3 million (net of charge-offs and recoveries) during the second quarter of 2009 as a result of deterioration in our loan credit quality, the continuing softening in the economies and decrease in real estate values in several of our markets, increase in charge-offs and non-performing assets, and the results of the independent review of the portfolio. Non-performing assets as a percentage of total assets increased to 4.95% at June 30, 2009 from 3.19% at March 31, 2009 as non-accrual loans increased $56.3 million. Total non-accrual loans aggregated $142.8 million at June 30, 2009 as compared with $86.5 million at March 31, 2009 and $32.9 million at December 31, 2008. Net charge-offs were $1.6 million for the quarter ended June 30, 2009 as compared with $209,000 for the quarter ended March 31, 2009. Management considers the allowance for loan losses to be adequate.

Non-performing Assets. Non-performing assets as a percentage of total assets increased to 4.95% at June 30, 2009, from 1.34% at December 31, 2008 and 3.19% at March 31, 2009. This was due largely to a $110.0 million increase in non-accrual loans from December 31, 2008. The ratio of the allowance for loan losses to non-accrual loans was 59.2% at June 30, 2009.

Deposits. Deposits are the primary source of our funds for use in lending and general business purposes. Our balance sheet growth is largely determined by the availability of deposits in our market, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at June 30, 2009 decreased $19.3 million or 0.8% to $2.3 billion as compared with December 31, 2008. Total brokered deposits were $461.1 million or 20.3% of deposits at June 30, 2009, which was an increase of $55.5 million from the total brokered deposits of $405.6 million at December 31, 2008. Therefore, although overall deposits decreased $19.3 million during 2009, deposits generated internally by the Bank increased $3.4 million. Changes in the deposit categories include an increase of $27.9 million or 11.6% in noninterest bearing demand deposits, a decrease of $41.8 million or 6.1% in interest bearing demand deposits, and a decrease of $5.4 million or 4.6% in savings accounts from December 31, 2008 to June 30, 2009. Interest bearing demand deposits included $148.1 million of brokered money market funds at June 30, 2009, which was $97.2 million lower than the balance of brokered money market funds of $245.3 million outstanding at December 31, 2008. Therefore, core bank interest bearing demand deposits increased by $55.4 million over the last six months. Of this increase $33.4 million was related to an increase in our business sweep account, which is somewhat seasonal in our coastal regions. Additionally, core money market accounts increased $17.4 million since December 31, 2008. Our money market accounts have remained very competitive in our markets throughout 2009. Total time deposits under $100,000 increased $20.8 million from $858.8 million at December 31, 2008 to $879.6 million at June 30, 2009. Brokered CDs represented $313.0 million or 35.4% of the June 30, 2009 balance, which was an increase of $73.1 million over the $238.5 million of brokered CDs outstanding at December 31, 2008. Therefore, core bank CDs decreased $52.3 million over the last six months. This decrease was

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

primarily the result of our strategy to let higher cost CDs of non-relationship customers mature, and replace them with lower cost brokered CDs. Jumbo time deposits over $100 thousand decreased $20.8 million from $394.5 million at December 31, 2008 to $373.7 million at June 30, 2009. This decrease was also the result of not “paying up” to retain non-relationship CD customers, and replacing maturing CDs from these customers with lower cost brokered funding. Going forward, management intends to emphasize growth in demand and savings deposits.

Borrowings. Sources of funds that we use are short-term and long-term borrowings from various sources including the Federal Reserve Bank discount window, FHLB, funds purchased from correspondent banks, reserve repurchase accounts, and subordinated debentures. Our FHLB borrowings on June 30, 2009 were $260.0 million compared to $279.1 million at December 31, 2008. Borrowings from the Federal Reserve Bank discount window totaled $138.7 million at June 30, 2009. We also maintain additional sources of liquidity through a variety of borrowing arrangements including federal funds lines with large regional and national banking institutions. On June 30, 2009, the availability on these lines totaled approximately $94.0 million on which we had no borrowings.

Common Stock and Dividends. We paid two quarterly cash dividends of $0.11 per share on our common stock to shareholders of record as of February 27, 2009 and May 15, 2009. All dividends paid are limited by the requirement to meet capital guidelines issued by regulatory authorities, and future declarations are subject to financial performance and regulatory requirements. As noted in Note N, Subsequent Events, to the financial statements, on July 30, 2009 the Board of Directors voted to suspend the quarterly dividend on the Company’s common stock.

Liquidity and Capital Resources. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. At June 30, 2009, cash and due from banks, overnight funds sold, interest-bearing deposits in other banks, and investment securities were $208.0 million or 6.8% of total assets. At December 31, 2008, cash and due from banks, overnight funds sold, interest-bearing deposits in other banks, and investment securities were $197.9 million or 6.4% of total assets. Additionally, the Bank had approximately $388.0 million of borrowing availability under its various credit arrangements with FHLB, Federal Reserve, and correspondent banks, as well as access to the brokered deposit market through several broker-dealers. As a result of the management of our liquid assets and the ability to generate liquidity through liability funding, management believes we maintain overall liquidity sufficient to satisfy our depositors’ requirements and to meet our customers’ credit needs.

Total shareholders’ equity decreased $45.6 million or 13.2% to $299.2 million at June 30, 2009 compared to $344.8 million at December 31, 2008. The decrease in shareholders’ equity was a result of the $35.9 million net loss for the six months ended June 30, 2009 and common and preferred dividends of approximately $10.8 million. As of June 30, 2009, our current capital ratios are Tangible Common Equity / Tangible Assets of 3.25%, Tier 1 Leverage Ratio of 7.88%, Tier 1 Risk-Based Capital Ratio of 9.02%, and Total Risk-Based Capital of 10.30%. As of June 30, 2009, management believes that the Company and the banks were “well-capitalized”, the highest category of capitalization defined by the Federal Reserve Bank. We continually monitor our current and projected capital adequacy positions. Maintaining adequate capital levels is integral to providing stability, to achieving our growth objectives, and to giving returns to our shareholders in the form of dividends. Management expects that we will remain “well capitalized” for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth or other reasons.

On July 30, 2009, the Company’s Board of Directors elected to indefinitely suspend the payment of cash dividends effective immediately. Our ability to distribute cash dividends in the future may be limited by regulatory restrictions and the need to maintain sufficient consolidated capital.

Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet our customers’ financing needs. For more information on our off-balance sheet arrangements, see Note 12, Financial Instruments with Off Balance Sheet Risk, of the Notes to Consolidated Financial Statements contained in the 2008 Form 10- K.

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations. Our contractual obligations consist of time deposits, borrowings, and operating lease obligations. There have not been any significant changes in our contractual obligations from those disclosed in the 2008 Form 10-K.

ANALYSIS OF RESULTS OF OPERATIONS

Overview. During the first six months of 2009, we had a net loss available to common shareholders of $41.8 million, a decrease of $47.9 million from the net income available to common shareholders of $3.1 million for the first six months of 2008. Our net loss available to common shareholders for the three months ended June 30, 2009 was $46.2 million as compared with net income available to common shareholders of $1.7 million for the three months ended June 30, 2008. There were three primary reasons for the loss in the second quarter of 2009 and for the six months ended June 30, 2009 which are as follows: (1) we added $33.7 million to our allowance for loan losses in the second quarter to ensure we have ample reserves to quickly resolve any problem credits as loan quality has deteriorated due to the slow economy and declining real estate values in some markets, (2) we incurred a goodwill impairment charge of $28.0 million in the second quarter related to the Shore acquisition, and (3) we were accessed a one time special FDIC insurance premium (as were all banks) which approximated $1.4 million in the second quarter of 2009.

Diluted loss per common share was $2.13 and $1.92 for the three and six months, respectively, ended June 30, 2009, a decrease of $2.28 and $2.21 over the diluted earnings per common share of $0.15 and $0.29 for the three months and six months ended June 30, 2008, respectively.

Net Interest Income. Net interest income for the first six months of 2009 was $52.0 million, an increase of $40.9 million or 370% compared with the first six months of 2008. Net interest income for the three months ended June 30, 2009 was $25.9 million, an increase of $20.1 million over the three months ended June 30, 2008. The increase in net interest income was primarily the result of an increase in average loans of $2.1 billion from June 30, 2008 to June 30, 2009, the result of the $2.0 billion of earning assets acquired with the Gateway acquisition. The net interest margin, which is calculated by expressing annualized net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. Our net interest margin decreased from 3.81% during the first six months of 2008 to 3.75% for the same period in 2009. The net interest margin was 3.71% for the three months ended June 30, 2009 compared to 3.73% and 3.77% for the three months ended June 30, 2008 and March 31, 2009, respectively. The decrease in margin for the three and six month periods of 2009 as compared with 2008 was greatly impacted by the federal funds rate, which the Federal Open Market Committee (“FOMC”) reduced between 325 and 350 basis points since January 22, 2008, making it nearly zero. The drop in interest rates reduced interest rates on our variable loan portfolio, resulting in a drop in loan yield of 117 basis points for the six month period of 2009 as compared with the same period in 2008. The decrease in margin for the second quarter of 2009 compared to the first quarter of 2009 was primarily related to a decrease in loan yield of 27 basis points attributed to the increase in non-performing loans.

Our interest earning assets consist primarily of loans, investment securities, interest-bearing deposits in other banks, and overnight funds sold. Interest income on loans, including fees, increased $26.9 million and $56.0 million to $36.2 million and $73.9 million for the three and six months ended June 30, 2009, respectively, as compared to the same time periods during 2008. This increase resulted from the $2.1 billion increase in average loans from the six months ended June 30, 2008 to the six months ended June 30, 2009 and was partially offset by a 117 basis point decrease experienced in the average interest yield. Interest income on loans decreased $1.6 million for the three months ended June 30, 2009 compared to the three months ended March 31, 2009 as a result of a $15.3 million drop in average loan balances and the decrease in yield of 27 basis points that resulted from the increase in non-performing loans discussed above. Interest income on investment securities increased $1.1 million and $2.4 million for the three and six months ended June 30, 2009 compared to the same time periods during 2008. It decreased $219 thousand over March. The $126.3 million increase in the average investment securities balance, of which $117.7 million was acquired with the Gateway acquisition, netted against a 36 basis point decrease in the average interest yield contributed to this increase. Interest income from investment securities decreased $219 thousand on a linked quarter basis as a result of a decrease in average balances of $13.0 million. Interest income on interest-bearing deposits in other banks decreased $98

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

thousand and $212 thousand for the three and six months, respectively, ended June 30, 2009 compared to the same time period during 2008. This decrease was the result of the $10.5 million decrease in average interest-bearing deposits along with a 240 basis point decrease in the average interest yield. Interest income on overnight funds sold decreased $25 thousand for the six months ended June 30, 2009 compared to the same time period during 2008. This decrease was due to the 206 basis point decrease experienced in the average interest yield of average overnight funds sold.

Our interest bearing liabilities consist of deposit accounts and borrowings. Interest expense from deposits increased $5.8 million and $12.7 million to $9.1 million and $19.4 million for the three and six months ended June 30, 2009, respectively, compared to the same time periods during 2008. This increase resulted from the $1.6 billion increase in average interest bearing deposits of which $1.5 billion was acquired with the Gateway acquisition. The average rate of interest-bearing deposits decreased 163 basis points to 1.94% for the six month period in 2009 as compared with the same period in 2008. As the FOMC reduced interest rates throughout 2008 and the early part of 2009, we were able to reduce rates on interest-bearing deposit accounts to the extent our markets would allow to remain competitive. The average interest rate on interest bearing deposits decreased 31 basis points from 2.10% for the three months ended March 31, 2009 to 1.79% for the three months ended June 30, 2009. This decrease in our average rates resulted from continuing to renew CDs at lower rates during the second quarter which reduced our average rate from 2.69% in the first quarter of 2009 to 2.28% for the second quarter of 2009. Additionally, our markets have allowed further reduction of rates on the majority of our savings and money market accounts.

Interest expense from borrowings, which consists of FHLB borrowings, overnight funds purchased, and other borrowings, was $2.8 million and $5.9 million for the three and six months ended June 30, 2009. This represented a $2.0 million and $4.6 million increase from the three and six months ended June 30, 2008, respectively. This increase was the result of an increase in the average balances of borrowings of $368.0 million and $418.8 million for the three and six month periods of 2009 as compared with the same periods in 2008. Of the increase, $290 million was attributed to the acquisition of Gateway. The average rate on borrowings decreased from 4.76% and 4.59% for the three and six month periods in 2008 to 2.56% and 2.50% for the three and six month periods in 2009. This decrease in rates coincided directly with the reduction in interest rates by the FOMC on our short-term variable rate borrowings. Interest expense from borrowings for the three months ended June 30, 2009 decreased $361 thousand on a linked quarter basis, as a result of a decrease of $77.3 million in average borrowings.

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below presents the average interest earning assets and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin for the three months ended June 30, 2009 and March 31, 2009 and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30, 2009			Three Months Ended March 31, 2009			June Compared to March
	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Interest Income/ Expense Variance	Variance Attributable to
(in thousands)								Rate	Volume
Assets
Interest earning assets
Loans	$2,609,810	$144,999	5.56%	$2,625,115	$153,034	5.83%	$(8,035)	$(7,148)	$(887)
Investment securities	159,740	6,260	3.92%	172,736	7,221	4.18%	(961)	(436)	(525)
Interest bearing deposits with banks	11,229	20	0.18%	9,280	64	0.69%	(44)	(61)	17
Overnight funds sold	21,790	48	0.22%	198	1	0.51%	47	—	47

Total interest earning assets	2,802,569	151,327	5.40%	2,807,329	160,320	5.71%	$(8,993)	$(7,645)	$(1,348)

Noninterest earning assets	284,323			308,704

Total assets	$3,086,892			$3,116,033

Liabilities and Shareholders’ Equity
Interest bearing liabilities
Interest bearing demand deposits	$642,179	$6,245	0.97%	$631,472	$6,751	1.07%	$(506)	(622)	116
Savings deposits	118,979	1,181	0.99%	121,482	1,733	1.43%	(552)	(517)	(35)
Time deposits	1,268,661	28,900	2.28%	1,241,662	33,385	2.69%	(4,485)	(5,227)	742

Total interest bearing deposits	2,029,819	36,326	1.79%	1,994,616	41,869	2.10%	$(5,543)	$(6,366)	$823

Borrowings	434,208	11,120	2.56%	511,495	12,706	2.48%	(1,586)	437	(2,023)

Total interest bearing liabilities	2,464,027	47,446	1.93%	2,506,111	54,575	2.18%	$(7,129)	$(5,929)	$(1,200)

Noninterest bearing liabilities
Demand deposits	259,754			237,564
Other liabilities	32,804			30,299

Total noninterest bearing liabilities	292,558			267,863

Total liabilities	2,756,585			2,773,974

Shareholders’ equity	330,307			342,059

Total liabilities and shareholders’ equity	$3,086,892			$3,116,033

Net interest income		$103,881			$105,745

Net interest spread			3.47%			3.53%

Net interest margin			3.71%			3.77%

Note: Annualized interest income from loans included annualized fees of $1,456 for the three months ended June 30, 2009 and $2,777 for the three months ended March 31, 2009. Nonaccrual loans are included in loans above.

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008			2009 Compared to 2008
	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Interest Income/ Expense Variance	Variance Attributable to
(in thousands)								Rate	Volume
Assets
Interest earning assets
Loans	$2,601,379	$148,995	5.73%	$522,028	$36,029	6.90%	$112,966	$(5,034)	$118,000
Investment securities	168,041	6,738	4.01%	41,752	1,824	4.37%	4,914	(138)	5,052
Interest bearing deposits with banks	5,563	22	0.39%	16,049	448	2.79%	(426)	(242)	(184)
Overnight funds sold	20,849	45	0.22%	4,084	93	2.28%	(48)	14	(62)

Total interest earning assets	2,795,832	155,800	5.57%	583,913	38,394	6.58%	$117,406	$(5,400)	$122,806
Noninterest earning assets	321,309			36,507

Total assets	$3,117,141			$620,420

Liabilities and Shareholders’ Equity
Interest bearing liabilities
Interest bearing demand deposits	$639,103	$6,497	1.02%	$51,460	$631	1.23%	$5,866	(90)	5,956
Savings deposits	121,180	1,455	1.20%	87,594	2,079	2.37%	(624)	(2,801)	2,177
Time deposits	1,250,628	31,130	2.49%	239,035	10,783	4.51%	20,347	(2,409)	22,756

Total interest bearing deposits	2,010,911	39,082	1.94%	378,089	13,493	3.57%	$25,589	$(5,300)	$30,889

Borrowings	476,621	11,909	2.50%	57,831	2,655	4.59%	9,254	(622)	9,876

Total interest bearing liabilities	2,487,532	50,991	2.05%	435,920	16,148	3.70%	$34,843	$(5,922)	$40,765

Noninterest bearing liabilities
Demand deposits	245,588			97,405
Other liabilities	40,689			7,762

Total noninterest bearing liabilities	286,277			105,167

Total liabilities	2,773,809			541,087

Shareholders’ equity	343,332			79,333

Total liabilities and shareholders’ equity	$3,117,141			$620,420

Net interest income		$104,809			$22,246

Net interest spread			3.52%			2.87%

Net interest margin			3.75%			3.81%

Note: Annualized interest income from loans included annualized fees of $2,116 for the six months ended June 30, 2009 and $432 for the six months ended June 30, 2008. Nonaccrual loans are included in loans above.

Noninterest Income. We reported an increase in total noninterest income of $9.3 million or 325% for the first six months of 2009 compared to the same period in 2008. For the quarter ended June 30, 2009, we reported total noninterest income of $5.7 million, an increase of $4.0 million or 234% as compared to second quarter 2008 and a decrease of $785 thousand or 12.2% compared to first quarter 2009. Service charges on deposit accounts, our primary

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

source of noninterest income, increased $3.0 million or 262% to $4.1 million for the first six months of 2009 compared to the same period in 2008. Service charges on deposit accounts increased $1.4 million or 200% to $2.1 million for the second quarter of 2009 compared to the same period in 2008. The increase was primarily attributed to service charges on the accounts acquired with the Gateway merger. Additionally, as part of the Gateway merger, we acquired mortgage, insurance, and brokerage subsidiaries. Revenue from these operations was $1.4 million, $1.3 million, and $85 thousand for the quarter ended June 30, 2009, respectively, and $3.0 million, $2.7 million, and $131 thousand, respectively, during the first six months of 2009. We had no such income in 2008. Noninterest income comprised 18.9% of total revenue in the first six months of 2009 compared to 20.5% in the first six months of 2008.

Noninterest Expense. Total noninterest expense increased $61.6 million or 716% for the first six months of 2009 compared to the first six months of 2008. Of this increase, $28.0 million was attributed to a non-cash goodwill impairment charge incurred during the second quarter of 2009. The impairment charge was associated with the goodwill created from the Shore acquisition, and the subsequent drop in market valuation of Shore. Excluding the goodwill impairment charge, the increase in noninterest expense was attributable primarily to salaries and employee benefits, which increased 331% to $21.8 million in the first six months of 2009 over comparative 2008. The increase was a direct result of the mergers with Shore and Gateway. Our number of full-time employees increased from 275 on June 30, 2008 to 719 on June 30, 2009. We saw a 295% increase in occupancy expense related to the increased number of properties obtained as a result of the acquisitions. Data processing expense, another category of noninterest expense, posted an increase of $2.1 million for the first six months of 2009 compared to the first six months of 2008, resulting from the cost of Shore and Gateway’s outsourced data processing functions. FDIC insurance was $3.3 million for the six months ended June 30, 2009 as compared with $83 thousand for the same period in 2008. This was directly a result of the increase in required insurance due to the larger amount of deposits that resulted from the acquisitions, FDIC insurance rates approximately doubling in 2009 as compared with 2008, and a special FDIC insurance assessment incurred during the second quarter that resulted in an approximate one-time cost of $1.4 million. For the six months ended June 30, 2009, equipment expenses were $2.5 million compared to $217 thousand for comparative 2008. This increase was related to the acquisitions of Gateway and Shore.

For the quarter ended June 30, 2009, noninterest expense was $50.3 million, an increase of $45.7 million over the second quarter of 2008 and an increase of $30.5 million over first quarter 2009. As discussed above, the second quarter of 2009 included a goodwill impairment charge of $28.0 million, accounting for the majority of the increase over the first quarter of 2009 and a significant portion of the increase over the second quarter of 2008. Additionally, salaries and employee benefits increased $7.9 million for the quarter ended June 30, 2009 over the comparative 2008 quarter; occupancy expense increased $1.6 million to $2.2 million for the three months ended June 30, 2009 as compared with the same period in 2008; equipment expenses were $1.5 million for the second quarter of 2009 compared to $130 thousand for the second quarter of 2008; and data processing expense increased $1.1 million for the second quarter of 2009 over the comparative 2008 quarter. All of these increases were directly associated with the acquisitions of Gateway and Shore as discussed above. FDIC insurance also increased $2.6 million for the three months ended June 30, 2009 compared to the same period in 2008. This increase was directly a result of the increase in required insurance due to the larger amount of deposits that resulted from the acquisitions, FDIC insurance rates approximately doubling in 2009 as compared with 2008, and a special FDIC insurance assessment incurred during the second quarter that resulted in an approximate one-time cost of $1.4 million. Excluding the $28.0 million goodwill impairment charge, noninterest expense increased $2.5 million on a linked quarter basis, the majority of which was related to the increase in FDIC insurance as discussed above.

Income Tax Provision. We reported a provision for income tax benefit of $9.3 million, representing an effective tax rate of 17.6% for the second quarter of 2009. Income tax benefit for the first six months of 2009 was $5.1 million. Our effective tax rate was 12.5% and 34.2% in the first six months of 2009 and 2008, respectively. The effective tax rate related to the 2009 income tax benefit was much lower than the effective rates related to income tax expense in 2008 because the goodwill impairment charge is not deductable for income tax purposes, thus lowering the overall tax benefit as a percentage of the pre-tax loss. The 2008 effective tax rates are more representative of future expected tax rates.

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

The primary goal of the Company’s asset/liability management strategy is to optimize net interest income while limiting exposure to fluctuations caused by changes in the interest rate environment. The Company’s ability to manage its interest rate risk depends generally on the Company’s ability to manage the maturities and re-pricing characteristics of its assets and liabilities while taking into account the separate goals of maintaining asset quality and liquidity and achieving the desired level of net interest income.

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

The expected effect on net interest income for the twelve months following June 30, 2009 and December 31, 2008 due to a shock in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

	June 30, 2009 Change in Net Interest Income		December 31, 2008 Change in Net Interest Income
(in thousands)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$(5,068)	(4.68)%	$(4,338)	(4.08)%
+100 basis points	(1,900)	(0.02)	(2,382)	(2.14)
-100 basis points	N/A	N/A	N/A	N/A
-200 basis points	N/A	N/A	N/A	N/A

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

As of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings pursuant to the Securities Exchange Act of 1934. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial conditions, or results of operations.

ITEM 1A – RISK FACTORS

The information regarding factors that could affect the Company’s results of operations, financial condition, or liquidity discussed in our Annual Report on Form 10-K is updated and superseded by the risk factors discussed below.

Risks Relating to our Business

We incurred significant losses in the second quarter of 2009 and may continue do so in the future, and we can make no assurances as to when we will be profitable.

We incurred a net loss available to common shareholders of $46.2 million or $2.13 per common share for the second quarter of 2009, primarily due to a $33.7 million expense for the provision for loan losses as well as a $28.0 million goodwill impairment. In light of the current economic environment, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant credit costs throughout 2009 and 2010, which would continue to adversely impact our financial condition and results of operations and the value of our common stock. In addition, we are required to conduct an impairment analysis of the goodwill associated with the acquisition of GFH in the fourth quarter of 2009, which is approximately $53.6 million. Although we do not believe the goodwill from our merger with GFH is impaired at the present time, it could become impaired by the fourth quarter of 2009. Additional loan losses or impairment changes could cause us to incur a net loss in the future and could adversely affect the price of, and market for, our common stock.

Our estimate for losses in our loan portfolio may be inadequate, which would cause our results of operations and financial condition to be adversely affected.

We maintain an allowance for loan losses, which is a reserve established through a provision for possible loan losses charged to our expenses and represents management’s best estimate of probable losses within our existing portfolio of loans. Our allowance for loan losses amounted to $84.5 million at June 30, 2009, as compared to $52.2 million at March 31, 2009 and $51.2 million at December 31, 2008. The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unidentified losses inherent in the current loan portfolio, which have been increasing in light of recent economic conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. An independent third party recently reviewed a significant portion of our loans, completing its review in July of 2009. Based on their estimates using the highest range of potential losses, our expense relating to the additional provision for loan losses could be increased substantially. In addition, we anticipate that bank regulatory agencies will review our allowance for loan losses during our next examination, which is expected soon, and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs. Finally, Mr. Davies and Mr. Wall were added to our management team in July 2009, and therefore the allowance at June 30, 2009 does not take into account their opinions of the probable losses within the loan portfolio. Any such increases in the allowance for loan losses may have a material adverse effect on our results of operations, financial condition and the value of our common stock.

We have had and may continue to have difficulties managing our problem loans and our loan administration, which could increase our losses related to loans.

Our non-performing assets as a percentage of total assets increased to 4.95% at June 30, 2009 from 1.34% at December 31, 2008 and 3.19% at March 31, 2009. On June 30, 2009, over 2.46% of our loans are 30 to 89 days delinquent and are treated as performing assets. We expect more loans to become non-performing. The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets. In the past, our management of non-performing loans has not been effective. Problem loans were

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

often renewed and extended without obtaining updated financial statements, updated appraisals, or additional collateral. We have also had difficulties with our loan administration in general. Important loan information is often hard to locate. Updated appraisals for real estate have not been obtained on a regular basis for loans related to real estate development, investment, or construction. When appraisals were obtained, subsequent events indicate that the projections on which they were based have not materialized. While we are making efforts to address these issues, we can give you no assurances that we will be able to successfully manage our problem loans, our loan administration and origination process. If we are unable to do so in a timely manner, our loan losses could increase significantly and this could have a material adverse effect on our results of operations and the value of, or market for, our common stock.

If our Company were to suffer loan losses similar in amounts to those that may be predicted by a SCAP test, they could have a material adverse effect on our results of operations and the price, and market for, our common stock.

The United States Treasury, in connection with its Supervisory Capital Assessment Program (“SCAP”), recently administered a stress or SCAP test to the nation’s 19 largest banks. It has not administered a SCAP test to our company. The SCAP test is based on a 2-year cumulative loan loss assumption that represents two scenarios, a “baseline” and “more adverse” than expected scenario. These scenarios are not forecasts or projections of expected loan losses. Moreover, management believes that our potential loan losses are significantly lower than the SCAP test because, among other reasons, we have a significantly lower default rate and severity rate experience in our loan portfolio than implied by the SCAP test. However, if the SCAP test were to be applied, we believe our potential cumulative loan losses over the next two years under the “baseline” scenario may be $170.4 million, and under the “more adverse” scenario may be $281.3 million. These scenarios do not take into account our existing loan loss allowance or existing loan mark downs, so our future loan loss provision would be significantly less than these amounts. Nevertheless, if our Company were to suffer loan losses similar in amounts to those that may be predicted by a SCAP test, they could have a material adverse effect on our results of operations and the price, and market for, our stock.

We have recently had significant turnover in our senior management team and this turnover could negatively impact our future results of operations.

Our success depends substantially on the skill and abilities of our executive officers and senior lending officers. The recent loss of key personnel has disrupted our operations. During the first half of 2009, the Chief Executive Officer of the Company, the President of the Company (and former Chief Executive Officer of GFH), and the President of Shore Bank resigned. We have now filled all of these positions, most recently hiring our new Chief Executive Officer on July 14, 2009. We also hired our new Executive Vice President and Chief Credit Officer on July 30, 2009 and hired our new Executive Vice President and Chief Financial Officer on February 17, 2009. Earlier this year, the Company established a special assets group and hired a Senior Vice President to lead the group. We cannot assure you that this new management team will be successful in executing our strategy and improving our current results of operations.

Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.

We are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors, rather than shareholders. Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years, Congress and the President have passed and enacted significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or to their interpretation will not adversely affect our business. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. We are subject to the rules and regulations of the Federal Reserve Board. If we fail to comply with federal and state bank regulations, the regulators may limit our activities or growth and impose monetary penalties, which could severely limit or end our operations. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

•	The level of capital that must be maintained;

•	The kinds of activities that can be engaged in;

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

•	The kinds and amounts of investments that can be made;

•	The locations of our financial centers;

•	Insurance of deposits and the premiums that we must pay for this insurance; and

•	How much cash we must set aside as reserves for deposits

We expect to be examined by the regulators in the near future, the first examination since our recent mergers and the current market downturn.

We can make no assurances that our next regulatory examination will not result in regulatory action and we may face limitations on our business, which would impair our operations and restrict our growth. We are aware of and previously disclosed to our regulators that $21.5 million of a loan from Bank of Hampton Roads to the Company is inadequately secured in violation of Regulation W promulgated by the Federal Reserve. Bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority. Possible enforcement actions against us could include the issuance of a cease-and-desist order that could be judicially enforced, the imposition of civil monetary penalties, the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party, the appointment of a conservator or receiver, the termination of insurance of deposits, the issuance of removal and prohibition orders against institution-affiliated parties, and the enforcement of such actions through injunctions or restraining orders. Any such regulatory action may have a material adverse effect on our ability to operate our bank subsidiaries and execute our strategy.

If the value of real estate in the markets we serve were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With approximately two-thirds of our loans concentrated in the regions of Hampton Roads, Richmond, the Eastern Shore of Maryland and the Triangle region of North Carolina, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. Moreover, our sub-markets in Wilmington, North Carolina and the Outer Banks of North Carolina have been especially hard hit by recent declines in real estate values. A decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would negatively impact our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies, and natural disasters.

Our construction and land development, commercial real estate, and equity line lending may expose us to a greater risk of loss and hurt our earnings and profitability.

Our business strategy centers, in part, on offering construction and land development, commercial, and equity line loans secured by real estate in order to expand our net interest margin. These types of loans generally have higher risk-adjusted returns and shorter maturities than traditional one-to-four family residential mortgage loans. At June 30, 2009, construction and land development, commercial, and residential secured by real estate totaled $2.1 billion, which represented 81.38% of total loans. Such loans increase our credit risk profile relative to other financial institutions that have higher concentrations of one-to-four family loans.

Loans secured by commercial or land development real estate properties are generally for larger amounts and involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on loans secured by these properties generally are dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

property’s value at completion of construction and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria are designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will safeguard against material delinquencies and losses to our operations.

At June 30, 2009, we had loans of $884.2 million, or 34.03% of total loans, outstanding to finance construction and land development. Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.

Equity line loans typically involve a greater degree of risk than one-to-four family residential mortgage loans. Equity line lending allows a customer to access an amount up to their line of credit for the term specified in their agreement. At the expiration of the term of an equity line, a customer may have the entire principal balance outstanding as opposed to a one-to-four family residential mortgage loan where the principal is disbursed entirely at closing and amortizes throughout the term of the loan. We cannot predict when and to what extent our customers will access their equity lines. While we seek to minimize this risk in a variety of ways, including attempting to employ conservative underwriting criteria, there can be no assurance that these measures will protect against credit-related losses.

Our lending on vacant land may expose us to a greater risk of loss and may have an adverse effect on results of operations.

A portion of our residential and commercial lending is secured by vacant or unimproved land. Loans secured by vacant or unimproved land are generally more risky than loans secured by improved property for one-to-four family residential mortgage loans. Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business. These loans are susceptible to adverse conditions in the real estate market and local economy. At June 30, 2009, loans secured by vacant or unimproved property totaled $444.2 million, or 17.1% of our loan portfolio.

Difficult market conditions have adversely affected our industry.

The global and U.S. economies continue to experience a protracted slowdown in business activity as a result of disruptions in the financial system, including a lack of confidence in the worldwide credit markets. Currently, the U.S. economy remains in the midst of one of its longest economic recessions in recent history. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. Market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could continue to adversely affect our business, financial condition and results of operations. Market developments may continue to affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and could have a material adverse effect on the value of, or market for, our common stock.

A significant part of GFH’s loan portfolio is unseasoned and we can give no assurances as to the levels of future losses related to that portfolio.

On December 31, 2008, we acquired GFH. From the beginning of 2007 through September 30, 2008, GFH’s loan portfolio grew by approximately 21.1%, including approximately $166 million in loans acquired as a result of its 2007

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

acquisition of The Bank of Richmond, N.A. It is difficult to assess the future potential performance of this part of GFH’s loan portfolio due to the relatively recent origination of these loans, as it can take several years for loan difficulties to become apparent. We can give no assurance regarding the extent to which these loans may become non-performing or delinquent, leading to future losses.

Our ability to maintain adequate sources of funding may be negatively impacted by the current economic environment which may, among other things, impact our ability to pay dividends or satisfy our obligations.

Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. In managing our balance sheet, a primary source of funding is customer deposits. The amount of our certificates of deposit has decreased during 2009, primarily due to interest rate fluctuations. Our ability to continue to attract these deposits and other funding sources is subject to variability based upon a number of factors including volume and volatility in the securities markets and the relative interest rates that we are prepared to pay for these liabilities. Further, we may be prohibited from obtaining or renewing brokered deposits if we are not “well-capitalized” or otherwise prohibited from doing so by our regulators. At June 30, 2009, our total risk based capital was only $7.9 million above the minimum standard for being “well-capitalized.” Our potential inability to maintain adequate sources of funding may, among other things, impact our ability to pay dividends or satisfy our obligations.

Our ability to maintain adequate sources of liquidity may be negatively impacted by the current economic environment which may, among other things, impact our ability to pay dividends or satisfy our obligations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of investments or loans, and other sources could have a substantial negative affect on our liquidity. Factors that could detrimentally impact our access to liquidity sources include losses, a decrease in the level of our business activity as a result of a downturn in the markets in which our loans or deposits are concentrated, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

The management of liquidity risk is critical to the management of our business and to our ability to service our customer base. In managing our balance sheet, a primary source of liquidity is customer deposits. Our ability to continue to attract these deposits and other funding sources is subject to variability based upon a number of factors including volume and volatility in the securities markets and the relative interest rates that we are prepared to pay for these liabilities. The availability and level of deposits and other funding sources is highly dependent upon the perception of the liquidity and creditworthiness of the financial institution, which such perception can change quickly in response to market conditions or circumstances unique to a particular company. Concerns about our financial condition, or concerns about our credit exposure to other persons could adversely impact our sources of liquidity, financial position, regulatory capital ratios, results of operations and our business prospects.

If our subsidiaries are unable to pay dividends to the Company, whether as a result of actions by regulatory authorities or otherwise, the Company may not be able to satisfy its own obligations, including its debt obligations.

The Company must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by its subsidiaries. If we are unable to satisfy those obligations, we may be, among other things, required to satisfy obligations before they otherwise would have become due, prohibited from paying dividends on our outstanding capital stock or otherwise restricted in our commercial activities. Our potential inability to maintain adequate sources of liquidity may, among other things, impact our ability to pay dividends or satisfy our obligations.

The current economic environment may negatively impact our ability to maintain required capital levels or otherwise negatively impact our financial condition, which may, among other things, limit our access to certain sources of funding and liquidity.

If the level of deposits were to materially decrease, we would have to raise additional funds by increasing the interest that we pay on certificates of deposit or other depository accounts, seek other debt or equity financing or draw upon our available lines of credit. We rely on brokered, commercial, and retail deposits, advances from the FHLB and the Federal Reserve discount window, to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB or market

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

conditions were to change or if we are restricted from doing so by regulatory restrictions. For example, we may be prohibited from obtaining brokered deposits if we should not be “well-capitalized” or otherwise prohibited from doing so by our regulators. Additionally, the FHLB or Federal Reserve could limit our access to additional borrowings. We constantly monitor our activities with respect to liquidity and evaluate closely our utilization of our cash assets; however, there can be no assurance that our liquidity or the cost of funds to us may not be materially and adversely impacted as a result of economic, market or operational considerations that we may not be able to control.

We may face increasing deposit-pricing pressures, which may, among other things, reduce our profitability.

Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market or other non-depository investments, as providing superior expected returns or seek to spread their deposits over several banks to maximize FDIC insurance coverage. Furthermore, technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments, including products offered by other financial institutions or non-bank service providers. Additional increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, or spread their accounts over several banks, we can lose a relatively inexpensive source of funds, thus, increasing our funding costs.

We may continue to incur losses if we are unable to successfully manage interest rate risk.

Our profitability depends in substantial part upon the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. These rates are normally in line with general market rates and rise and fall based on management’s view of our needs. However, we may pay above-market rates to attract deposits as we have done in some of our marketing promotions in the past. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, and the volume of loan originations in our mortgage banking business. We attempt to minimize our exposure to interest rate risk, but we are unable to completely eliminate this risk. Our net interest spread will depend on many factors that are partly or entirely outside our control, including competition, federal economic, monetary and fiscal policies, and general economic conditions. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. This could in turn have a material adverse affect on the value of our common stock.

Certain built-in losses could be limited if we experience an ownership change, as defined in the Internal Revenue Code.

Certain of our assets may have built-in losses such as loans to the extent the basis of such assets exceeds fair market value. Section 382 of the Internal Revenue Code may limit the benefit of these built-in losses which exist at the time of an “ownership change.” A Section 382 “ownership change” occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our common stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of recognized built-in losses we can use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” and the federal long-term tax-exempt interest rate in effect for the month of the “ownership change.” A number of special rules apply to calculating this limit. The limitations contained in Section 382 apply for a five year period beginning on the date of the “ownership change” and any recognized built-in losses that are limited by Section 382 may be carried forward and reduce our future taxable income for up to 20 years, after which they expire. If an “ownership change” were to occur due to our upcoming stock common offering, the annual limit Section 382 could defer our ability to use some, or all, of the built-in-losses to offset taxable income.

We may not be able to successfully maintain our capital, which may adversely affect our results of operations and financial condition.

We may need to raise further capital in the future to sustain or increase our capital levels. Our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. Our regulatory capital at June 30, 2009, was only $7.9 million above the level required to maintain our “well-capitalized” status under the regulations of the Federal Reserve. If we fall below this level, we could face regulatory action that could limit our future operations and we may not be able to obtain additional capital in satisfactory amounts or terms or at all. Our growth or financial condition may be constrained if we are unable to raise capital as needed.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

We may fail to realize the potential benefits of the mergers with SFC and GFH.

The success of our mergers with GFH and SFC will depend, in part, on our ability to produce the anticipated positive effects on earnings, growth and operating efficiencies from combining the businesses of the Company, SFC, and GFH. We are just beginning to integrate these operations, and the integration process has been taking time away from other management functions. If we are unable to successfully integrate each of the subsidiaries and achieve our objectives related to the mergers, we could fail to achieve the anticipated benefits of the mergers or such benefits may take longer to realize than expected. Either situation would cause us to increase additional non-interest expense in the future, which would adversely affect our profitability and the value of, or market for, our common stock.

The decline in the fair market value of various investment securities available-for-sale could result in future impairment losses.

As of June 30, 2009, the total amortized cost of the Company’s portfolio of investment securities available-for-sale, which includes both debt and equity securities, was approximately $123.3 million while the fair market value of our investment securities available-for-sale was approximately $123.1 million. As of June 30, 2009, the difference between the estimated fair value and amortized cost of the equity securities included within our available-for-sale investment portfolio was a net unrealized loss of $201 thousand, and an approximate $131 thousand unrealized loss net of tax, which was included in accumulated other comprehensive loss as a reduction in shareholder’s equity on our balance sheet.

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

A substantial decline in the value of our FHLB common stock may result in an “other than temporary” impairment charge.

We own common stock of the FHLB in order to qualify for membership in the Federal Home Loan Bank system, which enables us to borrow funds under the Federal Home Loan Bank advance program. The carrying value and fair market value of our FHLB common stock was approximately $19.7 million as of June 30, 2009. On January 30, 2009, the FHLB announced that in light of the other-than-temporary impairment analysis, it was still completing for the fourth quarter of 2008, it was deferring the declaration of its fourth quarter dividend. Consequently, for this and other reasons there is a risk that our investment in common stock of the FHLB could be deemed other than temporarily impaired at some time in the future, which would adversely affect our earnings and the value, or market for, of our common stock.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services that serve our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. While we believe we compete effectively with these other financial institutions serving our primary markets, we may face a competitive disadvantage to larger institutions. If we have to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, our net interest margin and income could be negatively affected. Failure to compete effectively to attract new, or to retain existing, clients may reduce or limit our margins and our market share and may adversely affect our results of operations, financial condition, growth and the value of our common stock.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

Our operations and customers might be affected by the occurrence of a natural disaster or other catastrophic event in our market area.

Because a substantial portion of our loans are with customers and businesses located in the central and coastal portions of Virginia, North Carolina, and Maryland, catastrophic events, including natural disasters such as hurricanes which historically have struck the east coast of the United States with some regularity, or terrorist attacks could disrupt our operations. Any of these natural disasters or other catastrophic events could have a negative impact on our financial centers and customer base, as well as collateral values and the strength of our loan portfolio. Any natural disaster or catastrophic event affecting us could have a material adverse impact on our operations and the value of our common stock.

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

Our articles of incorporation and bylaws contain provisions that may be deemed to have the effect of discouraging or delaying uninvited attempts by third parties to gain control of the Company. These provisions include the division of our board of directors into classes and the ability of our board to set the price, term and rights of, and to issue, one or more additional series of our preferred stock. Similarly, the Virginia Stock Corporation Act contains provisions designed to protect Virginia corporations and employees from the adverse effects of hostile corporate takeovers. These provisions reduce the possibility that a third party could effect a change in control without the support of our incumbent directors. These provisions may also strengthen the position of current management by restricting the ability of shareholders to change the composition of the board, to affect its policies generally and to benefit from actions that are opposed by the current board.

Our directors and officers have significant voting power.

As of July 29, 2009, our officers and directors beneficially owned 16.07% of our issued and outstanding common stock. By voting against a proposal submitted to shareholders, the directors and officers have the ability to influence voting results for proposals requiring the approval of shareholders such as mergers, share exchanges, asset sales, and amendments to our articles of incorporation.

Risks Relating to our Capital Structure and Ability to Raise Capital

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our common stock, our ability to access capital and on our business, financial condition and results of operations.

The Company has issued three series of preferred stock that have rights that are senior to those of its common shareholders.

The Company has issued 23,266 shares of Series A Non-Convertible, Non-Cumulative Preferred Stock, 37,550 shares of Series B Non-Convertible Non-Cumulative Perpetual Preferred Stock and 80,347 shares of Series C Preferred Stock. Each of these series of preferred stock of the Company ranks senior to its shares of common stock. As a result, the Company must make dividend payments on each series of the preferred stock before any dividends can be paid on

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

its common stock and, in the event of its bankruptcy, dissolution or liquidation, the holders of each series of the preferred stock must be satisfied before any distributions can be made on its common stock. The Company has the right to defer distributions on its preferred stock for any period of time, during which time no dividends may be paid on its common stock. The dividends declared on preferred stock will reduce the net income available to common shareholders and the Company’s earnings per common share.

If we are unable to redeem the Series C Preferred Stock prior to January 1, 2014, the cost of this capital to us will increase substantially.

If we are unable to redeem the Series C Preferred Stock prior to January 1, 2014, the cost of this capital to us will increase substantially on that date, from 5.0% (approximately $4.0 million annually) to 9.0% per annum (approximately $7.2 million annually), further reducing the net income available to holders of our common stock and our earnings per common share. We can give you no assurance that we will be able to redeem our Series C Preferred Stock.

Because of our participation in TARP, we are subject to several restrictions including restrictions on compensation paid to our executives.

Pursuant to the terms of the TARP, we adopted certain standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds an investment in us. These standards generally apply to our five most highly compensated senior executive officers, including our Chief Executive Officer, and certain of these restrictions also apply to our ten most highly compensated senior executives. The standards include, among other things, ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; a required clawback of any bonus or incentive compensation paid to a senior executive officer or one of the next twenty most highly compensated employees based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; a prohibition on making golden parachute payments to senior executives; an agreement not to deduct for tax purposes annual compensation in excess of$0.5 million for each senior executive; and a limitation on bonuses. In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

Risks Relating to Market, Legislative and Regulatory Events

Current and future increases in FDIC insurance premiums, including the FDIC special assessment imposed on all FDIC-insured institutions, will decrease our earnings.

The Emergency Economic Stabilization Act of 2008 (“EESA”), as amended by the Helping Families Save Their Homes Act of 2009, temporarily increased the limit on FDIC coverage to $250,000 for all accounts through December 31, 2013. In addition, in May of 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. The assessment is equal to five basis points of the Company’s total assets minus Tier 1 capital as of June 30, 2009. This represents a charge of approximately $1.4 million, which was recorded as a pre-tax charge during the second quarter of 2009. The FDIC has indicated that future special assessments are possible, and that it is probable that an additional special assessment will be necessary in the fourth quarter of 2009, although the amount of such special assessment is uncertain. Any such future assessments will decrease our earnings and could have a material adverse effect on the value of, or market for, our common stock.

Banking regulators have broad enforcement power, but regulations are meant to protect depositors, and not investors.

We are subject to supervision by several governmental regulatory agencies and expect to be examined by the regulators the near future, the first examination since the recent mergers and market downturn. The regulators’ interpretation and application of relevant regulations, are beyond our control, may change rapidly and unpredictably, and can be expected to influence our earnings and growth. In addition, these regulations may limit our growth and the return to our investors by restricting activities such as the payment of dividends, mergers with, or acquisitions by, other institutions, investments, loans and interest rates, interest rates paid on deposits, the use of brokered deposits, and the creation of financial centers. Although these regulations impose costs on us, they are intended to protect depositors. The regulations to which we are subject may not always be in the best interests of investors.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

The fiscal, monetary and regulatory policies of the Federal Government and its agencies could have a material adverse effect on our results of operations.

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. It also can materially decrease the value of financial assets we hold, such as debt securities. Its policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Additionally, on June 17, 2009, the U.S. Treasury Department released a white paper proposing sweeping financial reforms, including the creation of a Consumer Financial Protection Agency with extensive powers. If enacted, the proposals would significantly alter not only how financial firms are regulated but also how they conduct their business. Changes in Federal Reserve Board policies and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operation.

In addition, as a public company we are subject to securities laws and standards imposed by the Sarbanes-Oxley Act. Because we are a relatively small company, the costs of compliance are disproportionate compared with much larger organizations. Continued growth of legal and regulatory compliance mandates could adversely affect our expenses, future results of operations and the value of our common stock. In addition, the government and regulatory authorities have the power to impose rules or other requirements, including requirements that we are unable to anticipate, that could have an adverse impact on our results of operations and the value of our common stock.

There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.

On October 3, 2008, President Bush signed EESA into law. The legislation was the result of a proposal by then Secretary of the Treasury Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced the Capital Purchase Program (“CPP”), a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions. On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Insurance Act (“FDIA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”). Also, on February 17, 2009, President Obama signed ARRA into law, which contains a wide array of provisions aimed at stimulating the U.S. economy.

There can be no assurance, however, as to the actual impact that the EESA, ARRA and their implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, ARRA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations and access to credit or the trading price of our common stock.

The impact on us of recently enacted legislation, in particular EESA and ARRA and their implementing regulations, and actions by the FDIC, cannot be predicted at this time.

The programs established or to be established under the EESA, ARRA and TARP may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, participation in the TARP CPP will limit (without the consent of the Department of Treasury) our ability to increase our dividend or to repurchase our stock for so long as any securities issued under such program remain outstanding. It will also subject us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDIA, whether we participate or not, may have an adverse effect on us. We do not participate in the FDIC Temporary Liquidity Guarantee Program. However, we may be required to pay significantly higher Federal Deposit Insurance Corporation premiums even though we do not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The effects of participating or not participating in any such programs and the extent of our participation in such programs cannot reliably be determined at this time.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations and the value of, or market for, our common stock.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of the Company’s common stock in the open market and through privately negotiated transactions. During the first six months of 2009, the Company repurchased 69,738 shares of its common stock. The Company did not repurchase any shares of common stock other than through this publicly announced plan. Detail for the share repurchase transactions conducted during the second quarter of 2009 appears below.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2009 - April 30, 2009	—	$—	—	—
May 1, 2009 - May 31, 2009	16	8.04	16	—
June 1, 2009 - June 30, 2009	—	—	—	—

Total	16	$7.69	16	—

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on June 23, 2009. The following matters were submitted to a vote of Hampton Roads’ shareholders with the voting results designed below for each matter.

1.	To elect six “Class B” directors, each to serve a three year term, three “Class A” directors, each to serve a two year term, and three “Class C” directors, each to serve a one year term.

	For	%	Withheld	%
Class B Directors (three-year terms)
Patrick E. Corbin	15,499,279	71.11%	350,309	1.61%
Henry P. Custis, Jr.	14,802,201	67.92%	1,047,387	4.81%
Douglas J. Glenn	15,207,834	69.78%	641,754	2.94%
William Paulette	15,530,752	71.26%	318,836	1.46%
Billy G. Roughton	14,746,793	67.66%	1,102,794	5.06%
Frank T. Williams	15,345,141	70.41%	504,447	2.31%

Class A Directors (two-year terms)
William Brumsey, III	15,405,717	70.69%	443,871	2.04%
Robert Y. Green, Jr.	15,002,005	68.83%	847,583	3.89%
Richard F. Hall, III	15,305,107	70.22%	544,481	2.50%

Class C Directors (one-year terms)
Scott C. Harvard	14,739,912	67.63%	1,109,676	5.09%
Ollin B. Sykes	14,713,578	67.51%	1,136,009	5.21%
Jerry T. Womack	15,403,998	70.68%	445,589	2.04%

2.	To ratify the appointment of Yount, Hyde & Barbour, P.C. as the Company’s independent registered public accounting firm for the year ending December 31, 2009. The shareholders approved this appointment with 15,519,022 shares, representing 71.2% of the outstanding stock, voting for, 277,537 voting against, and 53,029 shares abstained.

3.	To approve Hampton Roads Bankshares’ executive compensation as disclosed in the proxy statement. The shareholders approved this compensation with 12,217,094 shares, representing 56.1% of the outstanding stock, voting for, 3,072,235 voting against, and 560,258 shares abstained.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

2.1	Agreement and Plan of Merger by and between Hampton Roads Bankshares, Inc. and Shore Financial Corporation dated as of January 8, 2008, incorporated by reference from the Registrant’s Form 8-K, filed January 9, 2008.

2.2	Agreement and Plan of Merger by and between Hampton Roads Bankshares, Inc. and Gateway Financial Holdings, Inc. dated as of September 23, 2008, incorporated by reference from the Registrant’s Form 8-K, filed September 24, 2008.

3.1	Amended and Restated Articles of Incorporation of Hampton Roads Bankshares, Inc. incorporated by reference from the Registrant’s Form 8-K, filed July 30, 2009.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, incorporated by reference from the Registrant’s Form 8-K, filed March 12, 2008.

4.1	Specimen of Common Stock Certificate, incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

4.2	Form of Certificate for the Series C Preferred Stock, incorporated by reference from the Registrant’s Form 8-K, filed January 5, 2009.

4.3	Warrant for Purchase of Shares of Common Stock, incorporated by reference from the Registrant’s Form 8-K, filed January 5, 2009.

4.4	Letter Agreement, dated December 31, 2008, by and between Hampton Roads Bankshares, Inc. and the United States Department of the Treasury, incorporated by reference from the Registrant’s Form 8-K, filed January 5, 2009.

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer is filed herewith.

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer is filed herewith.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: August 10, 2009	/s/ Neal A. Petrovich
Neal A. Petrovich
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)