Form 10-Q
period 2009-09-30
HAMPTON ROADS BANKSHARES INC
filed 2009-11-09
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2009.

Common Stock, $0.625 Par Value	21,868,924 shares

HAMPTON ROADS BANKSHARES, INC.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands, except share data)	September 30, 2009	December 31, 2008
Assets:
Cash and due from banks	$70,359	$42,827
Interest-bearing deposits in other banks	11,437	4,975
Overnight funds sold	238	510
Investment securities available-for-sale, at fair value	101,750	149,637
Restricted equity securities, at cost	29,774	27,795

Loans	2,514,789	2,604,590
Allowance for loan losses	(99,178)	(51,218)

Net loans	2,415,611	2,553,372

Premises and equipment, net	99,301	101,335
Interest receivable	10,023	12,272
Other real estate owned	8,934	5,092
Deferred tax assets, net	37,003	32,616
Intangible assets	66,033	98,367
Bank owned life insurance	47,914	46,603
Other assets	40,617	10,310

Total assets	$2,938,994	$3,085,711

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest bearing demand	$274,688	$240,813
Interest bearing:
Demand	571,389	684,009
Savings	109,178	118,001
Time deposits:
Less than $100	966,397	858,787
$100 or more	392,641	394,536

Total deposits	2,314,293	2,296,146

Federal Home Loan Bank borrowings	254,073	279,065
Other borrowings	49,104	77,223
Overnight funds purchased	12,000	73,300
Interest payable	4,244	5,814
Other liabilities	18,971	9,354

Total liabilities	2,652,685	2,740,902

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock - 1,000,000 shares authorized:
Series A non-convertible, non-cumulative perpetual preferred stock, $1,000 liquidation value, 23,266 shares issued and outstanding on September 30, 2009 and December 31, 2008	19,512	18,292
Series B non-convertible, non-cumulative perpetual preferred stock, $1,000 liquidation value, 37,550 shares issued and outstanding on September 30, 2009 and December 31, 2008	40,036	40,953
Series C fixed rate, cumulative preferred stock, $1,000 liquidation value, 80,347 shares issued and outstanding on September 30, 2009 and December 31, 2008	75,057	74,297
Common stock, $0.625 par value, 70,000,000 shares authorized; 21,868,956 shares issued and outstanding on September 30, 2009 and 21,777,937 on December 31, 2008	13,668	13,611
Capital surplus	172,345	171,284
Retained earnings (deficit)	(34,868)	26,482
Accumulated other comprehensive income (loss), net of tax	559	(110)

Total shareholders’ equity	286,309	344,809

Total liabilities and shareholders’ equity	$2,938,994	$3,085,711

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
(unaudited)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Interest Income:
Loans, including fees	$35,908	$11,915	$109,793	$29,831
Investment securities	1,453	440	4,794	1,347
Overnight funds sold	17	4	39	50
Interest-bearing deposits in other banks	10	11	21	235

Total interest income	37,388	12,370	114,647	31,463

Interest Expense:
Deposits:
Demand	1,474	392	4,696	706
Savings	229	382	951	1,417
Time deposits:
Less than $100	3,197	1,692	11,914	4,663
$100 or more	3,560	1,222	10,280	3,613

Interest on deposits	8,460	3,688	27,841	10,399
Federal Home Loan Bank borrowings	1,622	916	5,003	2,141
Other borrowings	789	238	2,974	322
Overnight funds purchased	40	6	379	16

Total interest expense	10,911	4,848	36,197	12,878

Net interest income	26,477	7,522	78,450	18,585
Provision for loan losses	33,662	280	68,557	824

Net interest income (expense) after provision for loan losses	(7,185)	7,242	9,893	17,761

Noninterest Income:
Service charges on deposit accounts	2,054	1,016	6,186	2,157
Mortgage banking revenue	678	—	3,717	—
Gain on sale of investment securities available-for-sale	2,695	—	2,695	457
Other than temporary impairment of real estate owned	(572)	—	(880)	—
Other than temporary impairment of securities	(211)	—	(343)	—
Insurance revenue	1,243	—	3,894	—
Brokerage revenue	108	—	239	—
Income from bank owned life insurance	412	—	1,217	—
Other	825	784	2,602	2,031

Total noninterest income	7,232	1,800	19,327	4,645

Noninterest Expense:
Salaries and employee benefits	10,366	3,136	32,146	8,190
Occupancy	2,232	937	6,316	1,970
Data processing	1,472	427	3,965	841
Impairment of goodwill	—	—	27,976	—
FDIC insurance	1,328	79	4,629	163
Equipment	1,215	97	3,706	165
Other	5,093	1,864	13,146	3,812

Total noninterest expense	21,706	6,540	91,884	15,141

Income (loss) before provision for income taxes	(21,659)	2,502	(62,664)	7,265
Provision for income taxes (benefit)	(8,282)	806	(13,425)	2,435

Net income (loss)	(13,377)	1,696	(49,239)	4,830
Preferred stock dividend and accretion of discount	1,360	—	7,319	—

Net income (loss) available to common shareholders	$(14,737)	$1,696	$(56,558)	$4,830

Per Share:
Cash dividends declared	$—	$0.11	$0.22	$0.33

Basic earnings (loss)	$(0.68)	$0.13	$(2.60)	$0.42

Diluted earnings (loss)	$(0.68)	$0.13	$(2.60)	$0.41

Basic weighted average shares outstanding	21,830,851	13,143,464	21,774,620	11,545,825
Effect of dilutive stock options and non-vested stock	—	179,394	—	125,008

Diluted weighted average shares outstanding	21,830,851	13,322,858	21,774,620	11,670,833

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Preferred Stock		Common Stock			Retained	Accumulated Other Comprehensive	Total Stockholders'
(unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Earnings	Loss	Equity

Balance at December 31, 2008	141,163	$133,542	21,777,937	$13,611	$171,284	$26,482	$(110)	$344,809

Comprehensive income:
Net loss	—	—	—	—	—	(49,239)	—	(49,239)
Change in unrealized loss on securities available-for-sale, net of taxes of $1,270	—	—	—	—	—	—	2,284	2,284
Reclassification adjustment for securities gains included in net income, net of taxes of ($869)	—	—	—	—	—	—	(1,615)	(1,615)

Total comprehensive income								(48,570)
Shares issued related to:
Exercise of stock options	—	—	86,243	54	559	—	—	613
Dividend reinvestment	—	—	68,748	43	488	—	—	531
Stock-based compensation expense	—	—	5,765	4	372	—	—	376
Common stock repurchased	—	—	(69,737)	(44)	(500)	—	—	(544)
Amortization of fair market value adjustment	—	303	—	—	—	—	—	303
Tax benefit of stock option exercises	—	—	—	—	142	—	—	142
Preferred stock dividend declared and amortization of preferred stock discount	—	760	—	—		(7,319)	—	(6,559)
Common stock dividends declared ($0.22 per share)	—	—	—	—	—	(4,792)	—	(4,792)

Balance at September 30, 2009	141,163	$134,605	21,868,956	$13,668	$172,345	$(34,868)	$559	$286,309

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Nine Months Ended
(unaudited)	September 30, 2009	September 30, 2008

Operating Activities:
Net income (loss)	$(49,239)	$4,830
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,237	952
Amortization of intangible assets	(4,402)	382
Provision for loan losses	68,557	824
Regional board fees	—	110
Stock-based compensation expense	376	111
Net amortization of premiums and accretion of discounts on investment securities	(237)	(59)
Gain on sale of premises and equipment	(7)	(519)
Loss on sale of repossesed assets	109	—
Gain on sale of investment securities available-for-sale	(2,695)	(457)
Other than temporary impairment of repossesed assets	880	—
Earnings on bank owned life insurance	(1,217)	—
Other than temporary impairment of securities	343	397
Impairment of goodwill	27,976	—
Deferred income tax benefit	—	(803)
Changes in:
Deferred taxes	6,534	—
Interest receivable	1,200	288
Other assets	(30,940)	(455)
Interest payable	(1,570)	(243)
Other liabilities	(3,842)	(2,047)

Net cash provided by operating activities	15,533	3,311

Investing Activities:
Proceeds from maturities and calls of debt securities available-for-sale	36,175	9,127
Proceeds from sale of debt securities available-for-sale	23,133	18,457
Purchase of debt securities available-for-sale	(7,515)	—
Purchase of equity securities available-for-sale	—	(2,000)
Purchase of (proceeds from) restricted equity securities	9,824	(813)
Proceeds from sales of restricted equity securities	(11,782)	(1,436)
Proceeds from the sale of loans	697	—
Net increase (decrease) in loans	64,439	(97,703)
Proceeds from mortgage loans held for sale Proceeds from mortgage loans held for sale	231,494	—
Mortgage loan originations held for sale	(237,393)	—
Purchase of premises and equipment	(2,837)	(3,309)
Proceeds from sale of premises and equipment	178	764
Proceeds from sale of repossesed assets	3,862	—

Net cash provided by (used in) investing activities	110,275	(76,913)

Financing Activities:
Net decrease in deposits	30,103	35,589
Proceeds from Federal Home Loan Bank borrowings	49,450	102,847
Repayments of Federal Home Loan Bank borrowings	(71,500)	(90,714)
Net decrease in overnight funds borrowed	(61,300)	—
Net increase (decrease) in other borrowings	(28,000)	28,000
Cash exchanged in merger	—	(5,880)
Common stock repurchased	(545)	(888)
Issuance of shares to executive savings plan	—	122
Proceeds from exercise of stock options	613	505
Excess tax benefit realized from stock options exercised	143	22
Preferred stock dividends paid	(7,319)	—
Common stock dividends paid, net of reinvestment	(4,261)	(2,040)

Net cash provided by (used in) financing activities	(92,086)	67,563

Change in cash and cash equivalents	33,722	(6,039)
Cash and cash equivalents at beginning of period	48,312	25,563

Cash and cash equivalents at end of period	$82,034	$19,524

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Nine Months Ended
(unaudited)	September 30, 2009	September 30, 2008

Supplemental cash flow information:
Cash paid for interest	$37,767	$12,470
Cash paid for income taxes	13,714	3,400

Supplemental non-cash information:
Dividends reinvested	$531	$1,685
Value of shares exchanged in exercise of stock options	—	8
Change in unrealized gain on securities	(1,070)	(431)
Transfer between loans and other real estate owned	7,767	1,130

Transactions related to acquisition of subsidiary:
Increase in assets and liabilities
Loans	—	$220,450
Securities	—	18
Other assets	—	14
Non interest bearing deposits	—	33,331
Interest bearing deposits	—	175,071
Borrowings	—	34,228
Other liabilities	—	3,221

Issuance of common stock and stock options	—	32,369

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hampton Roads Bankshares, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”) (ASC 805 Business Combinations). The Standard significantly changed the financial accounting and reporting of business combination transactions. SFAS 141(R) establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008. The implementation of SFAS 141(R) did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (ASC 805 Business Combinations). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP FAS 141(R)-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (ASC 820 Fair Value Measurements and Disclosures). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, and shall be applied prospectively. Earlier adoption is permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (ASC 825 Financial Instruments and ASC 270 Interim Reporting). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. In addition, the FSP amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320 Investments – Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 amend other-than-temporary impairment guidance for debt securities to make guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (ASC 855 Subsequent Events). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (ASC 860 Transfers and Servicing). SFAS 166 provides guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (ASC 810 Consolidation). SFAS 167 improves financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective for interim and annual periods beginning after November 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – replacement of FASB Statement No. 162 (ASC 105 Generally Accepted Accounting Principles). SFAS 168 establishes the FASB Accounting Standards Codification which will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective immediately. The adoption of SFAS 168 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued EITF Issue No. 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing (ASC 470 Debt). EITF Issue No. 09-1 clarifies how an entity should account for an own-share lending arrangement that is entered into in contemplation of a convertible debt offering. EITF Issue No. 09-1 is effective for arrangements entered into on or after June 15, 2009. Early adoption is prohibited. The Company does not expect the adoption of EITF Issue No. 09-1 to have a material impact on its consolidated financial statements.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (“SAB 112”). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP. The Company does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value. ASU 2009-05 amends Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance. The adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), Fair Value Measurements and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (Topic 820). ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-15 (ASU 2009-15), Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect the adoption of ASU 2009-15 to have a material impact on its consolidated financial statements.

NOTE B – STOCK-BASED COMPENSATION

Codification Subtopic 718 (originally issued as Statement of Financial Accounting Standards No. 123R, Share Based Payment) requires the use of the fair-value method to account for stock-based compensation. It requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. It also requires measurement of the cost of employee services received in exchange for an award based on the grant-date fair value of the award. Fair value of stock options is estimated at the date of grant using a lattice option pricing model.

Stock-based compensation expense recognized in the consolidated statements of income for the nine months ended September 30, 2009 and 2008 was $376.0 thousand and $111.1 thousand, respectively, with a related tax benefit of $73.1 thousand and $20.8 thousand, respectively. During the first nine months of 2009 and 2008, stock-based compensation expense was comprised of $135.9 thousand and $63.5 thousand, respectively, related to stock options which vested during the period and $240.1 thousand and $47.6 thousand, respectively, related to share awards.

The Company has granted stock options to its directors and employees under stock compensation plans that have been approved by the Company’s shareholders. All outstanding options have terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over periods that range from one to ten years.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2009 is as follows:

	Stock Options Outstanding	Per Share Weighted Average Exercise Price

Balance at December 31, 2008	2,096,006	$11.96
Exercised	86,243	7.11
Expired	466,298	10.11
Forfeited	20,834	11.78

Balance at September 30, 2009	1,522,631	$12.82

The 1.5 million stock options outstanding at September 30, 2009 had an average remaining contractual life of 4.49 years and zero aggregate intrinsic value. Of these options, 169.7 thousand were not exercisable. There were no stock options granted during the nine months ended September 30, 2009 and 18.0 thousand granted for the nine months ended September 30, 2008. The total intrinsic value of stock options exercised during the nine month periods ended September 30, 2009 and 2008 was $31.5 thousand and $617.5 thousand, respectively. Cash received from stock option exercises for the nine month periods ended September 30, 2009 and 2008 was $613.2 thousand and $504.9 thousand, respectively. The Company may issue new shares to satisfy stock option grants. As of September 30, 2009, there were 836.6 shares available under the existing stock incentive plan. Shares may be repurchased in the open market or, under certain circumstances, through privately negotiated transactions. As of September 30, 2009, there was $597.1 thousand of unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 3.89 years.

The Company has granted non-vested shares of common stock to certain directors and employees as part of incentive programs and to those directors who elected to use deferred directors’ fees to purchase non-vested shares of common stock. Non-vested shares of common stock awarded to employees and directors as part of incentive programs have vesting schedules that range from one to nine years and are expensed over the same schedules. Non-vested shares of common stock issued to directors as a method of deferring their directors’ fees are expensed at the time the fees are earned by the director. A summary of the Company’s non-vested share activity and related information for the nine months ended September 30, 2009 is as follows:

	Number of Shares	Per Share Weighted-Average Grant-Date Fair Value

Balance at December 31, 2008	49,825	$9.49
Granted	10,000	8.54
Vested	22,329	8.50
Forfeited	4,235	9.01

Balance at September 30, 2009	33,261	$9.92

As of September 30, 2009, there was $254.7 thousand of total unrecognized compensation cost related to non-vested shares of common stock. That cost is expected to be recognized over a weighted-average period of 3.02 years.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE C – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available for sale as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

September 30, 2009 Description of Securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value

U.S. Agency securities	$11,556	$153	$2	$11,707
Mortgage-backed securities	79,200	1,637	—	80,837
State and municipal securities	5,027	358	—	5,385
Equity securities	5,084	9	1,272	3,821

Total securities available for sale	$100,867	$2,157	$1,274	$101,750

December 31, 2008 Description of Securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Agency securities	$24,584	$415	$—	$24,999
Mortgage-backed securities	95,202	46	—	95,248
State and municipal securities	18,186	39	8	18,217
Corporate securities	5,093	—	—	5,093
Equity securities	6,747	19	686	6,080

Total securities available for sale	$149,812	$519	$694	$149,637

Information pertaining to securities with gross unrealized losses at September 30, 2009, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position is as follows (in thousands):

September 30, 2009	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
U.S. Agency securities	$1,006	$2	$—	$—	$1,006	$2
Equity securities	1,772	579	975	693	2,747	1,272

Total temporarily impaired securities	$2,778	$581	$975	$693	$3,753	$1,274

December 31, 2008	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
State and municipal securities	$2,713	$8	$—	$—	$2,713	$8
Mortgage backed securities	—	—	5	—	5	—
Equity securities	1,281	360	147	326	1,428	686

Total temporarily impaired securities	$3,994	$368	$152	$326	$4,146	$694

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first nine months of 2009, equity securities with an amortized cost of $1.1 million were determined to be other-than-temporarily impaired. An impairment loss of $342.6 thousand was recognized through noninterest income. An additional $146.8 thousand is included in accumulated other comprehensive loss in the equity section of the balance sheet. In evaluating the possible impairment of securities, consideration is given to the length of time and to the extent to which the fair value has been less than book value and the financial condition and near-term prospects of the issuer. Management evaluates securities for other-than-temporary impairments at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the intent of the Company to sell the security, (2) whether it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, and (3) whether the Company expects to recover the securities entire amortized cost basis regardless of the Company’s intent to sell the security. Management has evaluated the unrealized losses associated with the remaining equity securities as of September 30, 2009 and, in management’s belief, the unrealized losses, individually or in the aggregate, are temporary.

The unrealized loss positions on debt securities at September 30, 2009 were determined to be related to interest rate movements as there is minimal credit risk exposure in these investments. Management does not believe that any of these debt securities were other-than-temporarily impaired at September 30, 2009.

The Company’s investment in Federal Home Loan Bank of Atlanta (“FHLB”) stock totaled $19.7 million at September 30, 2009. FHLB stock is generally viewed as a long term investment and as a restricted investment security is carried at cost as there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s repurchases of excess capital stock in 2009, the Company does not consider this investment to be other-than-temporarily impaired at September 30, 2009, and no impairment has been recognized.

NOTE D – ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER

In January 2005 Codification Subtopic 310-30 (originally issued as Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer), was adopted for loan acquisitions. It requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for acquired impaired loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of this pronouncement. It limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments.

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

Over the life of the loan, the Company continues to estimate cash flows expected to be collected. The Company evaluates at the balance sheet date whether the present value of its loans determined using the effective interest rates has decreased, and if so, the Company establishes a valuation allowance for the loan. Valuation allowances for acquired loans reflect only those losses incurred after acquisition; that is, the present value of cash flows expected at acquisition that are not expected to be collected. Valuation allowances are established only subsequent to acquisition of the loans. For loans that are not accounted for as debt securities, the present value of any subsequent increase in the

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loan’s or pool’s actual cash flows or cash flows expected to be collected is used first to reverse any existing valuation allowance for that loan. For any remaining increases in cash flows expected to be collected, the Company adjusts the amount of accretable yield recognized on a prospective basis over the loan’s remaining life. The Company does not have any such loans that were accounted for as debt securities.

Loans that were acquired in the Gateway acquisition for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be made had an outstanding balance of $116.5 million and a carrying amount of $100.7 million at September 30, 2009. The carrying amount of these loans is included in the balance sheet amount of loans receivable at September 30, 2009. Of these loans, $78.1 million have experienced further deterioration since the acquisition date and are included in the impaired loan amounts disclosed in Note F. The following table depicts the accretable yield at the beginning and end of the period (in thousands).

Accretable Yield
Balance, December 31, 2008	$4,167
Accretion	(1,891)
Disposals	(1,838)
Additions	5,585

Balance, September 30, 2009	$6,023

NOTE E – LOANS

The major classifications of loans are summarized as follows (in thousands):

	September 30, 2009	December 31, 2008

Commercial	$381,985	$451,426
Construction	806,292	897,288
Real estate-commercial mortgage	744,209	673,351
Real estate-residential mortgage	534,298	528,760
Installment loans (to individuals)	40,207	50,085
Loans held for sale	8,630	5,064
Deferred loan fees and related costs	(832)	(1,384)

Total loans	$2,514,789	$2,604,590

NOTE F – ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

The purpose of the allowance for loan losses is to provide for potential losses inherent in the loan portfolio. Management considers several factors, including historical loan loss experience, the size and composition of the portfolio, and the value of collateral agreements, in determining the allowance for loan loss.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions affecting the allowance for loan losses during the nine months ended September 30, 2009 and 2008 were as follows (in thousands):

	2009	2008
Balance at beginning of period	$51,218	$5,043
Provision for loan losses	68,557	824
Loans charged off	(20,977)	(165)
Recoveries	380	58
Allowance acquired in merger	—	2,932

Balance at end of period	$99,178	$8,692

Non-performing assets consist of loans 90 days past due and still accruing interest, non-accrual loans, and foreclosed real estate. Total non-performing assets were $184.5 million or 6.3% of total assets at September 30, 2009 compared with $41.2 million or 1.3% of total assets at December 31, 2008. Non-performing assets were as follows (in thousands):

	September 30, 2009	December 31, 2008
Loans 90 days past due and still accruing interest	$172	$3,219
Nonaccrual loans	175,443	32,885
Real estate acquired in settlement of loans	8,934	5,092

Total non-performing assets	$184,549	$41,196

Information on impaired loans was as follows:

	September 30, 2009	December 31, 2008

Impaired loans for which an allowance has been provided	$264,155	2,161
Impaired loans for which no allowance has been provided	95,579	2,130

Total impaired loans	$359,734	$4,291

Allowance provided for impaired loans, included in the allowance for loan losses	$71,795	$545

Average balance in impaired loans	$370,745	$3,883

Interest income recognized from impaired loans	$8,686	$131

NOTE G – PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (in thousands):

	September 30, 2009	December 31, 2008

Land	$29,907	$26,357
Buildings and improvements	58,035	59,731
Leasehold improvements	3,416	3,224
Equipment, furniture, and fixtures	15,563	15,101
Construction in process	2,210	2,768

	109,131	107,181
Less accumulated depreciation and amortization	(9,830)	(5,846)

Premises and equipment, net	$99,301	$101,335

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE H – SUPPLEMENTAL RETIREMENT AGREEMENTS

The Company has entered into supplemental retirement agreements with several key officers and recognizes expense each year related to these agreements based on the present value of the benefits expected to be provided to the employees and any beneficiaries. The expense recognized during the first nine months of 2009 and 2008 was $850,000 and $495,000, respectively.

NOTE I – GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets with an indefinite life are subject to impairment testing at least annually or more often if events or circumstances suggest potential impairment. Other acquired intangible assets determined to have a finite life are amortized over their estimated useful life in a manner that best reflects the economic benefits of the intangible asset. Intangible assets with a finite life are periodically reviewed for other-than-temporary impairment. Codification Subtopic 350 (originally issued as SFAS No. 142, Goodwill and Other Intangible Assets) identifies a two-step impairment test that should be used to test for impairment and measure the amount of the impairment loss to be recognized. The first step involves comparing the fair value of the reporting unit with the carrying value of the reporting unit. If the carrying value of the reporting unit exceeds fair value of the reporting unit, a potential impairment may exist. The second step compares the implied fair value of the reporting unit’s goodwill to the carrying amount of that goodwill. The excess of the carrying amount over the fair value is an impairment of goodwill.

During the second quarter of 2009, the Company, in accordance to the Codification, conducted an impairment test on the goodwill from the Shore Financial Corporation (“SFC”) acquisition related to Shore Bank. As a result of deterioration in our business climate, management’s review of goodwill indicated an impairment of $28.0 million. The non-cash loss on impairment of goodwill was recorded as a noninterest expense in the statement of income for the quarter ended June 30, 2009. The remaining amount of goodwill is expected to be tested for impairment in the fourth quarter of 2009.

The gross carrying amount and accumulated amortization for the Company’s intangible assets follows (in thousands).

	September 30, 2009		December 31, 2008
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization

Intangible assets subject to the future amortization:

Core deposit intangible	$8,104	$1,363	$8,105	$347
Employment contract intangibles	1,195	729	1,957	19
Insurance book of business intangible, gross	6,450	322	6,000	—

Total intangible assets subject to future amortization	$15,749	$2,414	$16,062	$366

Intangible assets not subject to future amortization:

Goodwill	52,698	—	82,671	—

Total intangible assets	$68,447	$2,414	$98,733	$366

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows (in thousands):

Balance, December 31, 2008	$82,671
Impairment losses	(27,976)
Adjustments	(1,997)

Balance, September 30, 2009	$52,698

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

The following table shows certain financial information at September 30, 2009 for each segment and in total (in thousands).

	Total	Elimination	Banking	Mortgage	Investment	Insurance

Total assets at September 30, 2009	$2,938,994	$(418,727)	$3,336,158	$10,064	$1,141	$10,358

Nine Months Ended September 30, 2009	Total	Elimination	Banking	Mortgage	Investment	Insurance

Net interest income	$78,450	$—	$78,144	$294	$—	$12
Noninterest income	19,327	—	11,590	3,678	165	3,894

Total income	$97,777	$—	$89,734	$3,972	$165	$3,906

Net income (loss)	$(49,239)	$—	$(50,818)	$1,129	$52	$398

Three Months Ended September 30, 2009	Total	Elimination	Banking	Mortgage	Investment	Insurance

Net interest income	$26,477	$—	$26,367	$106	$—	$4
Noninterest income	7,232	—	5,239	678	72	1,243

Total income	$33,709	$—	$31,606	$784	$72	$1,247

Net income (loss)	$(13,377)	$—	$(13,505)	$(14)	$34	$108

The Company had no reportable business segments at September 30, 2008.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE K – FAIR VALUE MEASUREMENTS

Codification Subtopic 820 (originally issued as Statement of Financial Accounting Standards No. 157, Fair Value Measurements, and Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Liabilities) establishes a framework for measuring fair value. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also permits the measurement of transactions between market participants at the measurement date and the measurement of selected eligible financial instruments at fair value at specified election dates.

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

Recurring Basis

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities that were elected as well as for certain assets and liabilities in which fair value is the primary basis of accounting. Below is a description of the valuation methodologies for these assets and liabilities at September 30, 2009 and December 31, 2008 (in thousands).

		Fair Value Measurements at September 30, 2009 Using
Description	Assets / Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$101,750	$3,035	$97,930	$785
Derivative loan commitments	209	—	—	209

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Fair Value Measurements at December 31, 2008 Using
Description	Assets / Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$149,637	$6,080	$142,387	$1,170
Derivative loan commitments	173	—	—	173

	Fair Value Measurements Using Significant Unobservable Inputs Nine Months Ended September 30 (Level 3 measurements only)
Description	Investment Securities Available-for-Sale	Derivative Loan Commitments

Balance, December 31, 2008	$1,170	$173
Unrealized losses included in:
Earnings	(72)	—
Other comprehensive loss	(423)	—
Purchases, issuances, and settlements, net	—	36
Transfers in and/or out of Level 3, net	110	—

Balance, September 30, 2009	$785	$209

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended September 30 (Level 3 measurements only)
Description	Investment Securities Available-for-Sale	Derivative Loan Commitments

Balance, June 30, 2009	$1,208	$271
Unrealized losses included in:
Other comprehensive loss	(423)	—
Purchases, issuances, and settlements, net	—	(62)

Balance, September 30, 2009	$785	$209

Non-recurring Basis

Certain assets are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the balance sheet by caption and by level for which a non-recurring change in fair value has been recorded during the three and nine months ended September 30, 2009 and December 31, 2008 (in thousands).

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Description	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at September 30, 2009 Using			Total Losses for the
					Three Months Ended	Nine Months Ended

		Level 1	Level 2	Level 3	September 30, 2009

Investment securities available-for-sale	$614	$579	$—	$35	$211	$343
Other real estate owned	8,934	—	8,934	—	572	880
Impaired loans	192,360	—	192,360	—	—	—

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2008 Using			Total Losses

Description		Level 1	Level 2	Level 3

Investment securities available-for-sale	$52	$52	$—	$—	$561

The Codification requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. It excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair value for its financial instruments.

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

(d) Loans

For loan receivables with short-term and/or variable characteristics, the carrying value approximates fair value. The fair value of other loans is estimated by discounting the future cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying value of loans held for sale is a reasonable estimate of fair value since the loans are expected to be sold within a short period.

(e) Interest Receivable and Interest Payable

The carrying amount approximates fair value.

(f) Bank Owned Life Insurance

The carrying amount approximates fair value.

(g) Deposits

The fair value of noninterest bearing deposits and deposits with no defined maturity is the amount payable on demand at the reporting date. The fair value of time deposits is estimated by discounting the future cash flows using the current interest rates at which similar deposits would be made.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h) Borrowings

The fair value of borrowings is estimated using discounted cash flow analysis based on the interest rates currently offered for borrowings of similar remaining maturities and collateral requirements. These include other borrowings, overnight funds purchased, and FHLB borrowings.

(i) Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at September 30, 2009, and as such, the related fair values have not been estimated.

The estimated fair value of the Company’s financial instruments required to be disclosed by the Codification Subtopic 825 at September 30, 2009 and December 31, 2008 were as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and due from banks	$70,359	$70,359	$42,827	$42,827
Interest-bearing deposits in other banks	11,437	11,437	4,975	4,975
Overnight funds sold	238	238	510	510
Investment securities available-for-sale	101,750	101,750	149,637	149,637
Restricted equity securities	29,774	29,774	27,795	27,795
Loans, net	2,415,611	2,438,680	2,553,372	2,555,082
Interest receivable	10,023	10,023	12,272	12,272
Bank owned life insurance	47,914	47,914	46,603	46,603

Liabilities:
Deposits	2,314,293	1,864,674	2,296,146	2,299,179
FHLB borrowings	254,073	255,445	279,065	282,005
Other borrowings	49,104	49,659	77,223	77,223
Overnight funds purchased	12,000	12,000	73,300	73,300
Interest payable	4,244	4,244	5,814	5,814

NOTE L – ACQUISITIONS

Gateway Financial Holdings, Inc.

On December 31, 2008, the Company acquired Gateway Financial Holdings, Inc. (“GFH”). GFH was the parent company of Gateway Bank and Trust, Co., which operated 36 full-service banking facilities serving the Hampton Roads and Richmond areas of Virginia and Outer Banks and Raleigh regions of North Carolina. The aggregate purchase price was approximately $161.2 million, including common stock valued at $94.2 million, preferred stock valued at $59.3 million, GFH stock held by the Company as an investment of $0.2 million, stock options exchanged valued at $1.4 million, and direct costs of the merger of $6.1 million.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net assets acquired, based on fair value adjustments, are shown in the table below (in thousands).

Securities available for sale	$117,706
Loans, net	1,752,793
Goodwill	52,702
Core deposit intangible	3,282
Other intangibles	7,485
Other assets	210,146

Total assets acquired	2,144,114

Deposits	1,688,473
Borrowings	289,497
Other liabilities	4,950

Total liabilities assumed	1,982,920

Net assets acquired	$161,194

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

The merger was accounted for under the purchase method of accounting and is intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The merger resulted in the recording of $52.7 million of estimated goodwill and $3.3 million of core deposit intangible assets. The estimated goodwill is subject to possible adjustments during the one year period from the date of the merger. During the third quarter of 2009, there were no other material changes to estimated goodwill. Goodwill related to the GFH acquisition is expected to be tested for impairment in the fourth quarter of 2009. The core deposit intangible asset was based on an independent valuation and will be amortized over the estimated life of the core deposits of 4.5 years based on undiscounted cash flows.

Shore Financial Corporation

On June 1, 2008, the Company acquired SFC. SFC was the parent company of Shore Bank, which operated 8 full-service banking facilities serving the Eastern Shore of Maryland and Virginia. The aggregate purchase price was approximately $58.1 million, including common stock valued at $31.2 million, SFC stock held by the Company as an investment of $0.8 million, stock options exchanged valued at $1.2 million, cash of $21.0 million, and direct costs of the merger of $3.9 million.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The merger was accounted for under the purchase method of accounting and was intended to qualify as a tax-free reorganization under Section 368(a) of the Internal Revenue Code. The merger resulted in the recording of $28.0 million of goodwill and $4.8 million of core deposit intangible assets. During the second quarter of 2009, goodwill related to the SFC acquisition was determined to be impaired, and an impairment expense of $28.0 million was recorded. For further discussion of goodwill impairment, refer to Note I. The core deposit intangible asset was based on an independent valuation and will be amortized over the estimated life of the core deposits of eight years based on undiscounted cash flows. In order to finance the merger, the Company borrowed $23 million, which was completely paid off during the second quarter of 2009.

Pro Forma Financial Information

The Company’s consolidated financial statements include the results of operations of Gateway Bank & Trust and Shore Bank only from the date of the acquisitions. Pro forma condensed consolidated income statements for the three and nine months ended September 30, 2009 and 2008 are shown as if the mergers occurred at the beginning of each period.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income	$37,388	$42,875	$114,647	$127,002
Interest expense	10,911	17,407	36,197	55,584

Net interest income	26,477	25,468	78,450	71,418

Provision for loan losses	33,662	5,680	68,557	10,279
Noninterest income (loss)	7,232	(30,555)	19,327	(14,576)
Noninterest expense	21,706	23,014	91,884	64,289

Loss before provision for income taxes	(21,659)	(33,781)	(62,664)	(17,726)
Provision for income taxes (benefit)	(8,282)	612	(13,425)	6,408

Net loss	(13,377)	(34,393)	(49,239)	(24,134)
Dividend on preferred stock	1,360	512	7,319	1,524

Net loss available to common shareholders	$(14,737)	$(34,905)	$(56,558)	$(25,658)

Basis loss per share	$(0.68)	$(1.56)	$(2.60)	$(1.17)
Diluted loss per share	$(0.68)	$(1.56)	$(2.60)	$(1.17)

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

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE N – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for potential recognition and/or disclosure through November 9, 2009, the date the consolidated financial statements included in this Quarterly Report on Form 10-Q were issued.

On Oct. 30, 2009, the Company announced plans to exchange series A and B preferred stock for common stock and to suspend its series A and B preferred dividend.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Hampton Roads Bankshares, Inc. was incorporated under the laws of the Commonwealth of Virginia and serves as a holding company for Bank of Hampton Roads and Shore Bank. In addition to our retail and commercial banking services, we offer insurance, title, mortgage, and investment services.

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

•

We did not undergo a “stress test” under the Federal Reserve’s Supervisory Capital Assessment Program; our self-administered stress test differed from the Supervisory Capital Assessment Program and the results of our test may be inaccurate;

•	We have recently had a significant turnover in our senior management team;

•	Governmental regulation and regulatory actions against us may impair our operations or restrict our growth;

•	If the value of real estate in our core market areas were to decline materially, a significant portion of our loan portfolio could become under-collateralized;

•	Our construction and land development, commercial real estate, and equity line lending may expose us to a greater risk of loss and hurt our earnings and profitability;

•	Our lending on vacant land may expose us to a greater risk of loss and may have an adverse effect on operations;

•	Difficult market conditions have adversely affected our industry;

•	A significant part of GFH’s loan portfolio is unseasoned;

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

•	We may incur additional losses if we are unable to successfully manage interest rate risk;

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Certain built-in losses could be limited if we experience an ownership change as defined in the Internal Revenue Code;

•	We may not be able to successfully maintain our capital;

•	We may fail to realize the potential benefits of the mergers with SFC and GFH;

•	The decline in the fair market value of various investment securities available-for-sale could result in future impairment losses;

•	A substantial decline in the value of our common stock investments including our Federal Home Loan Bank common stock may result in an other-than-temporary impairment charge;

•	Our future success is dependent on our ability to compete effectively in the highly competitive banking industry;

•	Our operations and customers might be affected by the occurrence of a natural disaster or other catastrophic event in our market area;

•	We face a variety of threats from technology based frauds and scams;

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

Overview

Our primary source of revenue is from net interest income earned by our bank subsidiaries. Net interest income represents interest and fees earned from lending and investment activities less the interest paid on deposits and borrowings. Net interest income may be impacted by variations in the volume and mix of interest earning assets and interest bearing liabilities, changes in the yields earned and the rates paid, level of non-performing interest earning assets, and the level of noninterest bearing liabilities available to support earning assets. Our net interest income continues to be decreased by increasing levels of non-performing loans.

In addition to net interest income, noninterest income is another important source of our revenue. With the acquisition of GFH in December 2008, the Company acquired sustainable and growth-oriented, non-banking sources of noninterest income. As a result, the Company has four non-banking subsidiaries: Gateway Insurance Services, Inc., which sells insurance products to businesses and individuals; Gateway Investment Services, Inc., which assists customers with their securities brokerage activities through an arrangement with an unaffiliated broker-dealer; Gateway Bank Mortgage, Inc., which provides mortgage banking services with products which are primarily sold on the secondary market; and Gateway Title Agency, Inc., which engages in title insurance and settlement services for real estate transactions.

Other factors that impact net income are the provision for loan losses and noninterest expense, including the impairment of goodwill and the assessment related to FDIC insurance. The goodwill resulting from the SFC acquisition has become impaired and some or all of the goodwill resulting from the GFH acquisition may become impaired in the fourth quarter.

The following is a summary of our condition and financial performance as of September 30, 2009 and for the three and nine month periods then ended:

•

Assets were $2.9 billion at September 30, 2009. They decreased by $146.7 million or 4.75% for the first nine months of 2009 from December 31, 2008. The decrease in assets was primarily associated with an $89.8 million decrease in loans, a $48.0 million increase in our allowance for loan losses, and a $32.3 million decrease in goodwill and other intangible assets, offset by an increase of $34.0 million in cash and interest-bearing deposits in other banks.

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Investment securities available for sale decreased $47.9 million to $101.7 million for the first nine months of 2009. The decrease was the result of our intention to use investment maturities and prepayments to pay down wholesale funds and to increase regulatory capital by selling risk-weighted bonds and reinvesting the proceeds into securities that would favor our regulatory capital. During the third quarter, we concentrated on selling securities and intend on purchasing securities in the fourth quarter.

•

Loans decreased by $89.8 million or 3.45% and deposits increased by $18.1 million or 0.79% for the first nine months of 2009 from December 31, 2008. The decrease in loans was attributed to natural pay downs and maturities of loans that exceeded new loans originated during 2009. Additionally, new loan activity was low during this period due to economic conditions. The increase in deposits was attributed to an increase in noninterest bearing demand deposits and time deposits under $100 thousand.

•

Net loss available to common shareholders for the quarter ended September 30, 2009 was $14.7 million or $0.68 per common diluted share as compared with net income available to common shareholders of $1.7 million or $0.13 per common diluted share for the quarter ended September 30, 2008. Net loss available to common shareholders was $56.6 million or $2.60 per common diluted share for the nine months ended September 30, 2009 as compared to net income available to common shareholders of $4.8 million or $0.41 per common diluted share for the nine months ended September 30, 2008. There were two primary reasons for the loss in the third quarter of 2009 and for the nine months ended September 30, 2009: (1) we increased our allowance for loan loss reserves by $33.7 million for the three months and $68.6 million for the nine months ended September 30, 2009 because we determined that additional reserves were necessary for resolving problem credits as loan quality has deteriorated due to the slow economy and declining real estate values in some markets and (2) we incurred a goodwill impairment charge of $28.0 million in the second quarter of 2009 related to the SFC acquisition.

•

Net interest income increased $19.0 million and $60.0 million for the three and nine months, respectively, ended September 30, 2009 as compared to the same period 2008. The increase was due primarily to the increase of net interest income from loans acquired in the SFC and GFH acquisitions in 2008.

•

Noninterest income for the three and nine months ended September 30, 2009 was $7.2 million and $19.3 million, a 302% and 316%, respectively, increase over comparative 2008. This was largely due to the addition of the non-banking subsidiaries through our acquisition of GFH as well as the increase in service charges and fees that resulted from the SFC and GFH acquisitions.

•

Noninterest expense was $21.7 million and $91.9 million for the three and nine months, respectively, ended September 30, 2009, which was an increase of $15.2 million or 232% and $76.7 million or 507%, respectively, over the comparable periods for 2008. The increase in the three months figures was attributable primarily to the increase in salaries, occupancy, and data processing expenses incurred from the GFH acquisition. The increase in the nine months figures was attributed to the addition of noninterest expenses resulting from the SFC and GFH acquisitions, a goodwill impairment charge of $28.0 million that incurred in the second quarter of 2009, and an increase in FDIC insurance premiums including a one-time special FDIC insurance assessment that all banks were assessed in the second quarter of 2009.

•

Our effective tax rate increased to 38.2% in the third quarter of 2009 compared to 32.2% for comparative 2008. For the fourth quarter 2008, our effective tax rate was 34.3%. For the first nine months of 2009, our effective tax rate decreased to 21.4% compared to 33.5% for the same period in 2008. The decrease in the effective tax rate for the first nine months of 2009 was primarily due to the fact that the $28.0 million impairment of goodwill charge is not deductible for income tax purposes.

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

Material Trends

The global and U.S. economies continue to experience a protracted slowdown in business activity as a result of disruptions, including a lack of confidence in the worldwide credit markets and in the financial system. Currently, the U.S. economy remains in the midst of one of its longest economic recessions in recent history. It is not clear at this time what impact U.S. Government programs such as the TARP Capital Purchase Program and other liquidity and funding initiatives of the Federal Reserve System will have on the financial markets, the U.S. banking and financial industries, the broader U.S. and global economies, and, more importantly, the local economies in the markets that we serve.

Partially as a result of the economy, we incurred a net loss available to common shareholders of $14.7 million for the third quarter of 2009, primarily due to a $33.7 million expense for the provision for loan losses. In light of the current economic environment, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant credit costs throughout the remainder of 2009 and into 2010, which would continue to adversely impact our financial condition and results of operations and the value of our common stock.

In addition, we are required to conduct an impairment analysis of our goodwill, which was approximately $52.7 million at September 30, 2009, associated with the acquisition of GFH in the fourth quarter of 2009. The amount of goodwill from our merger with GFH could become impaired, in whole or in part, by the fourth quarter of 2009. Additional loan losses or impairment charges could cause us to continue to incur future net losses and adversely affect the price of, and market for, our common stock.

ANALYSIS OF FINANCIAL CONDITION

Investments and Loans Overview. Total assets were $2.9 billion at September 30, 2009, a decrease of $146.7 million or 4.7% over December 31, 2008 total assets. This decrease was primarily associated with an $89.8 million decrease in loans, a $48.0 million increase in our allowance for loan losses, and a $32.3 million decrease in goodwill and other intangible assets (the majority of which was a $28.0 million goodwill impairment charge related to the SFC acquisition). Our loan portfolio was $2.5 billion at September 30, 2009 and comprised 85.6% of our total assets.

Average earning assets increased $1.9 billion or 292% from $650.3 million for the first nine months of 2008 to $2.5 billion for the first nine months of 2009. This growth was primarily attributed to the $2.0 billion of earning assets acquired from Gateway. Compared to the second quarter of 2009, average earning assets decreased $276.5 thousand or 9.9%.

Average total deposits were $1.9 billion for first nine months of 2009, a growth of $1.4 billion or 340% compared to the first nine months of 2008. This growth is attributable to the $1.69 billion of deposits acquired from Gateway. Compared with the second quarter of 2009, average deposits increased $145.2 thousand or 7.2%.

Interest Bearing Deposits in Other Banks. Interest bearing deposits in other banks and federal funds sold are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity. Interest bearing deposits as of September 30, 2009 were $11.4 million and consisted mainly of deposits with the Federal Home Loan Bank of Atlanta (“FHLB”) and the Federal Reserve Bank (“FRB”). These deposits increased $6.4 million at

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

September 30, 2009 compared from $5.0 million at December 31, 2008. This equated to 0.45% of average total earning assets at September 30, 2009 and 0.71% at December 31, 2008. This increase was due primarily to the increase in requirements due to the much larger size of the Company.

Securities. Our investment portfolio consists primarily of U.S. Agency securities, mortgage-backed securities, state and municipal securities, and equity securities. Our available-for-sale securities are reported at fair value. They are used primarily for liquidity, pledging, earnings, and asset/liability management purposes and are reviewed quarterly for possible impairment.

At September 30, 2009, the fair value of our investment securities was $101.8 million, down $47.9 million or 32.0% from $149.6 million at December 31, 2008. The decrease was primarily the result of using investment securities and prepayments to pay down wholesale funds and selling of securities. Our intention is to increase regulatory capital ratios by selling risk-weighted bonds and reinvesting the proceeds into securities that would favor our regulatory capital. During the third quarter of 2009, we concentrated on selling securities and intend on purchasing securities in the fourth quarter. The average balance for the third quarter of 2009 was $129.8 million compared with $41.7 million at December 31, 2008. The increase in average balances was the result of acquiring $117.7 million of investment securities as part of the GFH acquisition.

Loan Portfolio. Our loan portfolio is comprised of commercial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment loans to individuals. All lending decisions are based upon an evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing each loan. With few exceptions, personal guarantees are required on loans. Our loan portfolio decreased $89.8 million or 3.45% to $2.5 billion as of September 30, 2009 compared to December 31, 2008. Real estate commercial mortgages increased 10.5% to $744.2 million at September 30, 2009 compared to $673.4 million at December 31, 2008. Real estate residential mortgages increased 1.0% to $534.3 million at September 30, 2009 as compared with $528.8 million at December 31, 2008. Commercial loans decreased 15.4% to $382.0 million at September 30, 2009 compared with $451.4 million at December 31, 2008. Installment loans to individuals decreased 19.7% to $40.2 million at September 30, 2009 compared with $50.1 million at December 31, 2008. Construction loans also decreased 10.1% to $806.3 million at September 30, 2009 as compared with $897.3 million at December 31, 2008, thus lowering the concentration of construction loans to 32.1% of the total loan portfolio at September 30, 2009 compared with 34.5% at December 31, 2008. Our construction loans included $109.8 million of interest reserve loans. The interest on these loans is paid out of an interest reserve, which is a special savings account funded out of the proceeds of the construction loan. In the future, management intends to reduce the construction and development portion of the portfolio and increase the commercial portion in order to reduce its exposure to construction and development lending and to capitalize on commercial lending opportunities available in our markets.

We have a high concentration of construction and real estate, both commercial and residential, loans. Construction loans are made to individuals and businesses for the purpose of construction of single family residential properties, multi-family properties, and commercial projects such as the development of residential neighborhoods and commercial office parks. Risk is reduced on these loans by limiting lending for speculative building of both residential and commercial properties based upon the borrower’s history with us, financial strength, and the loan-to-value ratio of such speculative property. We generally require new and renewed variable rate commercial loans to have interest rate floor rates. Residential loans represent smaller dollar loans to more customers, and therefore, have lower credit risk than other types of loans. The majority of our fixed rate mortgage loans, which represent increased interest rate risk, are sold in the secondary market, as well as some variable rate mortgage loans. The remainder of the variable rate mortgage loans and a small number of fixed rate mortgage loans are retained.

Allowance for Loan Losses. The purpose of the allowance for loan losses is to provide for potential losses inherent in our loan portfolio. Management regularly reviews our loan portfolio to determine whether adjustments are necessary to maintain an allowance for loan losses sufficient to absorb losses inherent in the portfolio. Our review takes into consideration changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and review of current economic conditions that may affect the borrower’s ability to repay. In addition to the review of credit quality through ongoing credit review processes, we periodically conduct an independent analysis of our loan portfolio. During the second quarter of 2009, we engaged an independent credit consulting firm to

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

conduct an analysis of our loan portfolio. Based on recommendations from the consulting firm, we made several changes to risk grades and impairment calculations. These changes resulted in a significant increase to our allowance for loan losses.

Since risks to the loan portfolio include general economic trends as well as conditions affecting individual borrowers, the allowance is an estimate. The allowance for loan losses was $99.2 million or 3.94% of outstanding loans as of September 30, 2009 compared with $51.2 million or 1.97% of outstanding loans as of December 31, 2008. We increased the allowance for loan losses $48.0 million (net of charge-offs and recoveries) during the first nine months of 2009 as a result of deterioration in our loan credit quality, continued softening in the economy, decreases in real estate values in several of our markets, increases in charge-offs and non-performing assets, and the results of the independent review of the portfolio. Pooled loan allocations decreased $12.3 million to $27.3 million at September 30, 2009 from $39.6 million at December 31, 2008. Specific loan allocations increased $60.3 million to $71.9 million at September 30, 2009 from $11.6 million at December 31, 2008.

A loan is considered impaired when management believes the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. Impairment is evaluated in the aggregate for smaller balance loans of similar nature and on an individual loan basis for other loans. If a loan is considered impaired, it is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Total impaired loans were $359.7 million at September 30, 2009, an increase of $355.4 million or 82.8% over December 31, 2008. Of these loans, $175.4 million were on nonaccrual status at September 30, 2009.

Non-performing Assets. Non-performing assets as a percentage of total assets increased to 6.28% at September 30, 2009 from 4.95% at June 30, 2009 as non-accrual loans increased $32.7 million. Total non-accrual loans aggregated $175.5 million at September 30, 2009 as compared with $142.8 million at June 30, 2009 and $32.9 million at December 31, 2008. Net charge-offs were $19.0 million for the quarter ended September 30, 2009 as compared with $1.6 million for the quarter ended June 30, 2009.

The following chart indicates our non-accrual loans by loan type as of September 30, 2009 and December 31, 2008 (in thousands).

	September 30, 2009	December 31, 2008
Commercial	$19,076	$2,465
Construction	109,204	19,103
Real estate-commercial mortgage	31,416	6,298
Real estate-residential mortgage	15,698	5,008
Installment loans (to individuals)	49	11

Total non-accrual loans	$175,443	$32,885

Deposits. Deposits are the primary source of our funds for use in lending and general business purposes. Our balance sheet growth is largely determined by the availability of deposits in our market, the cost of attracting the deposits, and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at September 30, 2009 increased $18.1 million or 0.79% to $2.3 billion as compared with December 31, 2008. Total brokered deposits were $480.2 million or 20.7% of deposits at September 30, 2009, which was an increase of $74.6 million from the total brokered deposits of $405.6 million at December 31, 2008.

Changes in the deposit categories include an increase of $33.9 million or 14.07% in noninterest bearing demand deposits, a decrease of $112.6 million or 16.46% in interest bearing demand deposits, and a decrease of $8.8 million or 7.48% in savings accounts from December 31, 2008 to September 30, 2009. Interest bearing demand deposits included $97.7 million of brokered money market funds at September 30, 2009, which was $147.6 million lower than the balance of brokered money market funds of $245.3 million outstanding at December 31, 2008. Therefore, core bank interest bearing demand deposits increased by $35.0 million over the last nine months. Of this increase $19.1

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

million was related to an increase in our business sweep account, which is somewhat seasonal in our coastal regions. Additionally, core money market accounts increased $17.1 million since December 31, 2008. Total time deposits under $100 thousand increased $107.6 million from $858.8 million at December 31, 2008 to $966.4 million at September 30, 2009. Brokered CDs represented $382.5 million or 16.5% of the September 30, 2009 total deposits, which was an increase of $144.0 million over the $238.5 million of brokered CDs outstanding at December 31, 2008. Therefore, core bank CDs decreased $36.4 million over the last nine months. Jumbo time deposits over $100 thousand decreased $1.9 million from $394.5 million at December 31, 2008 to $392.6 million at September 30, 2009. Going forward, management intends to emphasize growth in demand and savings deposits.

Borrowings. We use short-term and long-term borrowings from various sources including the FRB discount window, FHLB, funds purchased from correspondent banks, reserve repurchase accounts, and trust preferred securities. Our FHLB borrowings on September 30, 2009 were $254.1 million compared to $279.1 million at December 31, 2008. Borrowings from the FRB discount window totaled $12.0 million at September 30, 2009. We also maintain additional sources of liquidity through a variety of borrowing arrangements including federal funds lines with large regional and national banking institutions.

Liquidity. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. At September 30, 2009, cash and due from banks, overnight funds sold, interest-bearing deposits in other banks, and investment securities were $183.8 million or 6.25% of total assets. At December 31, 2008, cash and due from banks, overnight funds sold, interest-bearing deposits in other banks, and investment securities were $197.9 million or 6.4% of total assets. Additionally, the Bank had $265.3 million of borrowing availability under its various credit arrangements with FHLB, FRB, and correspondent banks, as well as access to the brokered deposit market through several broker-dealers. As a result of the management of our liquid assets and the ability to generate liquidity through liability funding, management believes we maintain overall liquidity sufficient to satisfy our depositors’ requirements and to meet our customers’ credit needs.

Capital Resources. Total shareholders’ equity decreased $58.5 million or 16.97% to $286.3 million at September 30, 2009 compared to $344.8 million at December 31, 2008. The decrease in shareholders’ equity was a result of the $49.2 million net loss for the nine months ended September 30, 2009 and common and preferred dividends of approximately $7.3 million. As of September 30, 2009, the Company’s consolidated regulatory current capital ratios are Tier 1 Leverage Ratio of 8.08%, Tier 1 Risk-Based Capital Ratio of 9.37%, and Total Risk-Based Capital of 10.66%. As of September 30, 2009, management believes that the Company and the banks were “well-capitalized”, the highest category of capitalization defined by the FRB. We continually monitor our current and projected capital adequacy positions. Maintaining adequate capital levels is integral to providing stability and to achieving our growth objectives.

During 2009, we paid two quarterly cash dividends of $0.11 per share on our common stock to shareholders of record as of February 27, 2009 and May 15, 2009. Dividends paid are limited by the requirement to meet capital guidelines issued by regulatory authorities, and future declarations are subject to financial performance and regulatory requirements. Due to net losses incurred in 2009, on July 30, 2009 the Board of Directors voted to suspend the quarterly dividend on the Company’s common stock to preserve capital. Our ability to distribute cash dividends in the future may be limited by regulatory restrictions and the need to maintain sufficient consolidated capital.

On Oct. 30, 2009, the Company announced plans to exchange series A and B preferred stock for common stock and to suspend its series A and B preferred dividend in order to preserve capital.

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

ANALYSIS OF RESULTS OF OPERATIONS

Overview. During the first nine months of 2009, we incurred a net loss available to common shareholders of $56.6 million, a decrease of $61.4 million from the net income available to common shareholders of $4.8 million for the first nine months of 2008. Our net loss available to common shareholders for the three months ended September 30, 2009 was $14.7 million as compared with net income available to common shareholders of $1.7 million for the three months ended September 30, 2008. There were two primary reasons for the loss for the nine months ended September 30, 2009: (1) we added $68.6 million to our allowance for loan losses during the nine months ended September 30, 2009 because we determined that additional reserves were necessary to help quickly resolve problem credits as loan quality has deteriorated due to the slow economy and declining real estate values and (2) we incurred a goodwill impairment charge of $28.0 million in the second quarter related to the SFC acquisition.

Diluted loss per common share was $0.68 and $2.60 for the three and nine months, respectively, ended September 30, 2009, a decrease of $0.81 and $3.01 over the diluted earnings per common share of $0.13 and $0.41 for the three months and nine months ended September 30, 2008, respectively.

Net Interest Income. Net interest income for the three months ended September 30, 2009 was $26.5 million, an increase of $19.0 million over the three months ended September 30, 2008 and $579.0 thousand over the three months ended June 30, 2009. The net interest margin, which is calculated by expressing annualized net interest income as a percentage of average interest earning assets, is an indicator of effectiveness in generating income from earning assets. The net interest margin was 3.80% for the three months ended September 30, 2009 compared to 3.82% and 3.71% for the three months ended September 30, 2008 and June 30, 2009, respectively.

Net interest income for the first nine months of 2009 was $78.5 million, an increase of $59.9 million or 322% compared with the first nine months of 2008. The increase in net interest income was primarily the result of an increase in average loans of $2.0 billion from September 30, 2008 to September 30, 2009, the result of the $2.0 billion of earning assets acquired with the GFH acquisition. Our net interest margin decreased from 3.82% during the first nine months of 2008 to 3.75% for the same period in 2009.

Our interest earning assets consist primarily of loans, investment securities, interest-bearing deposits in other banks, and overnight funds sold. Interest income on loans decreased $242.0 thousand for the three months ended September 30, 2009 compared to the three months ended June 30, 2009 as a result of a $52.8 million decrease in average loan balances. Interest income on loans, including fees, increased $24.0 million to $35.9 million for the three months ended September 30, 2009 as compared to the same time period during 2008. Interest income on investment securities increased $1.0 million for the three months ended September 30, 2009 compared to the same time period during 2008. It decreased $108.0 thousand for the three months ended June 30, 2009. Interest income on interest-bearing deposits in other banks decreased $1.0 thousand for the three month period ended September 30, 2009 compared to the same time period during 2008. Interest income on overnight funds sold increased $13.0 thousand for the three months ended September 30, 2009 compared to the same time period during 2008.

Interest income on loans, including fees, increased $80.0 million to $109.8 million for the nine months ended September 30, 2009 as compared to the same time period during 2008. This increase resulted from a $2.0 billion increase in average loans from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 and was partially offset by a 103 basis point decrease experienced in the average interest yield. Interest income on investment securities increased $3.4 million for the nine months ended September 30, 2009 compared to the same time periods during 2008. The $119.3 million increase in the average investment securities balance, of which $117.7 million was acquired with the GFH acquisition, netted against a 30 basis point decrease in the average interest yield contributed to this increase. Interest income on interest-bearing deposits in other banks decreased $214.0 thousand for the nine months ended September 30, 2009 compared to the same time period during 2008. This decrease was the result of the $3.7 million decrease in average interest-bearing deposits along with a 238 basis point decrease in the average interest yield. Interest income on overnight funds sold decreased $11 thousand for the nine months ended September 30, 2009 compared to the same time period during 2008. This decrease was due to the 205 basis point decrease experienced in the average interest yield of average overnight funds sold.

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our interest bearing liabilities consist of deposit accounts and borrowings. Interest expense from deposits increased $4.8 million to $8.5 million for the three months ended September 30, 2009 compared to the same period in 2008 and decreased $597.0 thousand for the three months ended September 30, 2009 compared to June 30, 2009. As the Federal Open Market Committee reduced interest rates throughout 2008 and the early part of 2009, we were able to reduce rates on interest-bearing deposit accounts. The average interest rate on interest bearing deposits decreased 17 basis points from 1.79% for the three months ended June 30, 2009 to 1.62% for the three months ended September 30, 2009. This decrease in our average rates resulted from continuing to renew certificates of deposits (“CDs”) at lower rates during the third quarter which reduced our average rate from 2.28% in the second quarter of 2009 to 1.99% for the third quarter of 2009. Additionally, our markets have allowed further reduction of rates on the majority of our savings and money market accounts.

Interest expense from deposits increased $17.4 million to $27.8 million for the nine months ended September 30, 2009 compared to the same time period during 2008. This increase resulted from the $1.6 billion increase in average interest bearing deposits of which $1.5 billion was acquired with the GFH acquisition. The average rate of interest-bearing deposits decreased 147 basis points to 1.83% for the nine month period in 2009 as compared with the same period in 2008. This decrease in our average rates resulted from continuing to renew CDs at lower rates during the first nine months of 2009 which reduced our average rate from 4.24% in for the nine months ended September 30, 2008 to 2.31% for the nine months ended September 30, 2009.

Interest expense from borrowings, which consists of FHLB borrowings, overnight funds purchased, and other borrowings, was $2.5 million for the three months ended September 30, 2009. This represented a $1.3 million increase from the three months ended September 30, 2008. This increase was the result of an increase in the average rate on borrowings from 2.56% for the three month period ended June 30, 2009 to 2.86% for the three month period ended September 30, 2009. Average interest expense from borrowings for the three months ended September 30, 2009 decreased $1.4 million from June 30, 2009 as a result of a decrease of $93.8 million in average borrowings.

Interest expense from borrowings, which consists of FHLB borrowings, overnight funds purchased, and other borrowings, was $8.4 million for the nine months ended September 30, 2009. This represented a $5.9 million increase from the nine months ended September 30, 2008. This increase was the result of an increase in the average balances of borrowings of $354.5 million for the nine month period of 2009 as compared with the same period in 2008, which was primarily attributed to the acquisition of GFH. Due to declines in market rates of interest, the average rate on borrowings decreased from 4.35% for the nine month period in 2008 to 2.59% for the nine month period in 2009.

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below presents the average interest earning assets and average interest bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin for the three months ended September 30, 2009 and June 30, 2009 and nine months ended September 30, 2009 and 2008.

							September Compared to June
	Three Months Ended September 30, 2009			Three Months Ended June 30, 2009			Interest Income/ Expense Variance
	Average Balance	Annualized Interest Income/Expense	Average Yield/ Rate	Average Balance	Annualized Interest Income/Expense	Average Yield/ Rate		Variance Attributable to
(in thousands)								Rate	Volume
Assets
Interest earning assets
Loans	$2,557,046	$142,461	5.57%	$2,609,810	$144,999	5.56%	$(2,538)	$285	$(2,823)
Investment securities	148,518	5,761	3.88%	159,740	6,260	3.92%	(499)	(64)	(435)
Interest bearing deposits with banks	12,050	40	0.33%	11,229	20	0.18%	20	18	2
Overnight funds sold	48,084	67	0.14%	21,790	48	0.22%	19	(10)	29

Total interest earning assets	2,765,698	148,329	5.36%	2,802,569	151,327	5.40%	$(2,998)	$229	$(3,227)

Noninterest earning assets	214,243			284,323

Total assets	$2,979,941			$3,086,892

Liabilities and Shareholders’ Equity
Interest bearing liabilities
Interest bearing demand deposits	$609,497	$5,848	0.96%	$642,179	$6,245	0.97%	(397)	(69)	(328)
Savings deposits	110,196	909	0.83%	118,979	1,181	0.99%	(272)	(189)	(83)
Time deposits	1,349,920	26,808	1.99%	1,268,661	28,900	2.28%	(2,092)	(4,155)	2,063

Total interest bearing deposits	2,069,613	33,564	1.62%	2,029,819	36,326	1.79%	$(2,761)	$(4,413)	$1,652

Borrowings	340,363	9,720	2.86%	434,208	11,120	2.56%	(1,400)	1,608	(3,008)

Total interest bearing liabilities	2,409,976	43,284	1.80%	2,464,027	47,446	1.93%	$(4,161)	$(2,805)	$(1,356)

Noninterest bearing liabilities
Demand deposits	245,193			259,754
Other liabilities	25,176			32,804

Total noninterest bearing liabilities	270,369			292,558

Total liabilities	2,680,345			2,756,585

Shareholders’ equity	299,596			330,307

Total liabilities and shareholders’ equity	$2,979,941			$3,086,892

Net interest income		$105,045			$103,881

Net interest spread			3.57%			3.47%

Net interest margin			3.80%			3.71%

Note: Annualized interest income from loans included annualized fees of $1,324 for the three months ended September 30, 2009 and $1,456 for the three months ended June 30, 2009. Nonaccrual loans are included in loans above.

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

							2009 Compared to 2008
	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008			Interest Income/ Expense Variance
	Average Balance	Annualized Interest Income/Expense	Average Yield/ Rate	Average Balance	Annualized Interest Income/Expense	Average Yield/ Rate		Variance Attributable to
(in thousands)								Rate	Volume
Assets
Interest earning assets
Loans	$2,586,189	$146,257	5.68%	$593,658	$39,848	6.71%	$106,409	$(5,124)	$111,533
Investment securities	161,462	6,385	3.97%	42,173	1,799	4.27%	4,586	(115)	4,701
Interest bearing deposits with banks	7,749	28	0.36%	11,413	313	2.74%	(285)	(208)	(77)
Overnight funds sold	38,351	52	0.14%	3,055	67	2.19%	(15)	1	(16)

Total interest earning assets	2,793,751	152,722	5.49%	650,299	42,027	6.46%	$110,695	$(5,446)	$116,141

Noninterest earning assets	280,324			50,960

Total assets	$3,074,075			$701,259

Liabilities and Shareholders’ Equity
Interest bearing liabilities
Interest bearing demand deposits	$629,092	$6,256	1.00%	$70,975	$943	1.33%	$5,313	(171)	5,484
Savings deposits	117,479	1,267	1.08%	89,795	1,893	2.11%	(626)	(1,695)	1,069
Time deposits	1,284,089	29,565	2.31%	260,656	11,055	4.24%	18,510	(2,424)	20,934

Total interest bearing deposits	2,030,660	37,087	1.83%	421,426	13,891	3.30%	$23,196	$(4,290)	$27,487

Borrowings	430,611	11,130	2.59%	76,154	3,311	4.35%	7,819	(742)	8,561

Total interest bearing liabilities	2,461,271	48,217	1.97%	497,580	17,202	3.46%	$31,015	$(5,032)	$36,048

Noninterest bearing liabilities
Demand deposits	249,069			106,514
Other liabilities	35,548			8,368

Total noninterest bearing liabilities	284,617			114,882

Total liabilities	2,745,888			612,462

Shareholders’ equity	328,187			88,797

Total liabilities and shareholders’ equity	$3,074,075			$701,259

Net interest income		$104,505			$24,825

Net interest spread			3.52%			3.01%

Net interest margin			3.75%			3.82%

Note: Annualized interest income from loans included annualized fees of $1,747 for the nine months ended September 30, 2009 and $622 for the nine months ended September 30, 2008. Nonaccrual loans are included in loans above.

Noninterest Income. For the quarter ended September 30, 2009, total noninterest income was $7.2 million, an increase of $5.4 million or 302% as compared to third quarter 2008 and an increase of $1.6 million or 27.9% compared to second quarter 2009. Service charges on deposit accounts increased $1.0 million or 102% to $2.1 million for the third quarter of 2009 compared to the same period in 2008. The increase was primarily attributed to service charges on the accounts acquired with the GFH merger. Additionally, as part of the GFH merger, we acquired mortgage, insurance, and brokerage subsidiaries. Revenue from these operations was $678 million, $1.2 million, and $108 thousand, respectively, during the first three months of 2009. We had no such income in 2008.

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We reported an increase in total noninterest income of $14.7 million or 316% for the first nine months of 2009 compared to the same period in 2008. Service charges on deposit accounts, our primary source of noninterest income, increased $4.0 million or 187% to $6.2 million for the first nine months of 2009 compared to the same period in 2008. The increase was primarily attributed to service charges on the accounts acquired with the GFH and SFC mergers. Additionally, as part of the GFH merger, we acquired mortgage, insurance, and brokerage subsidiaries. Revenue from these operations was $3.7 million, $3.9 million, and $239 thousand, respectively, during the first nine months of 2009. We had no such income in 2008. Noninterest income comprised 19.8% of total revenue in the first nine months of 2009 compared to 20.0% in the first nine months of 2008.

Our noninterest income primarily consists of service charges on deposit accounts and fee income produced by our reportable segments. The following tables provide an analysis of noninterest income (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Service charges on deposit accounts	$2,054	$1,016	$6,186	$2,157
Mortgage banking revenue	678	—	3,717	—
Other than temporary impairment of real estate owned	(572)	—	(880)	—
Other than temporary impairment of securities	(211)	—	(343)	—
Insurance revenue	1,243	—	3,894	—
Brokerage revenue	108	—	239	—
Income from bank owned life insurance	412	—	1,217	—
Visa check card income	472	176	1,333	541
ATM surcharge fee	111	121	311	441
Wire fees	42	23	130	81
Rental income	40	19	152	96
Other	160	445	676	872

Subtotal before gain on sale of investment securities	4,537	1,800	16,632	4,188
Gain on sale of investment securities	2,695	—	2,695	457

Total noninterest income	$7,232	$1,800	$19,327	$4,645

Noninterest Expense. For the quarter ended September 30, 2009, noninterest expense was $21.7 million, an increase of $15.2 million over the third quarter of 2008 and a decrease of $28.6 million over second quarter 2009. As discussed above, the second quarter of 2009 included a goodwill impairment charge of $28.0 million, accounting for the majority of the increase over the third quarter of 2008. Additionally, salaries and employee benefits increased $7.2 million for the quarter ended September 30, 2009 over the comparative 2008 quarter; occupancy expense increased $1.3 million to $2.2 million for the three months ended September 30, 2009 as compared with the same period in 2008; equipment expenses were $1.2 million for the third quarter of 2009 compared to $97.0 thousand for the third quarter of 2008; and data processing expense increased $1.0 million for the third quarter of 2009 over the comparative 2008 quarter. All of these increases were directly associated with the acquisitions of GFH and SFC as discussed above. FDIC insurance also increased $1.2 million for the three months ended September 30, 2009 compared to the same period in 2008. This increase was directly a result of the increase in required insurance due to the larger amount of deposits that resulted from the acquisitions and FDIC insurance rates approximately doubling in 2009 as compared with 2008.

Total noninterest expense increased $76.7 million or 507% for the first nine months of 2009 compared to the first nine months of 2008. Of this increase, $28.0 million was attributed to a non-cash goodwill impairment charge incurred during the second quarter of 2009. The impairment charge was associated with the goodwill created from the SFC acquisition, and the subsequent drop in market valuation of SFC. Excluding the goodwill impairment charge, the

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

increase in noninterest expense was attributable primarily to salaries and employee benefits, which increased 293% to $32.1 million in the first nine months of 2009 over comparative 2008. The increase was a direct result of the mergers with GFH and SFC. Our number of full-time employees increased from 265 on September 30, 2008 to 696 on September 30, 2009. We experienced a 221% increase in occupancy expense related to the increased number of properties obtained as a result of the acquisitions. Data processing expense, another category of noninterest expense, posted an increase of $3.1 million for the first nine months of 2009 compared to the first nine months of 2008, resulting from the cost of Shore Bank’s and Gateway’s outsourced data processing functions. FDIC insurance was $4.6 million for the nine months ended September 30, 2009 as compared with $163 thousand for the same period in 2008. This was directly a result of the increase in required insurance due to the larger amount of deposits that resulted from the acquisitions, FDIC insurance rates approximately doubling in 2009 as compared with 2008, and a special FDIC insurance assessment incurred during the second quarter that resulted in an approximate one-time cost of $1.4 million. For the nine months ended September 30, 2009, equipment expenses were $3.7 million compared to $165 thousand for comparative 2008. This increase was related to the acquisitions of GFH and SFC.

The following table provides an analysis of quarterly total noninterest expense by line item (dollars in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Salaries and employee benefits	$10,366	$3,136	$32,146	$8,190
Occupancy	2,232	937	6,316	1,970
Data processing	1,472	427	3,965	841
Impairment of goodwill	—	—	27,976	—
FDIC insurance	1,328	79	4,629	163
Equipment	1,215	97	3,706	165
Telephone and postage	332	133	1,168	326
Advertising and marketing	186	127	377	298
Directors’ and regional board fees	184	131	849	308
Bank franchise tax	177	173	532	448
Professional fees	167	88	505	168
VISA check card	38	85	114	183
Other	4,009	1,127	9,601	2,081

Total noninterest expense	$21,706	$6,540	$91,884	$15,141

Income Tax Provision. We recorded a provision for income tax benefit of $8.3 million, representing an effective tax rate of 36.7%, for the third quarter of 2009. Income tax benefit for the first nine months of 2009 was $13.4 million. Our effective tax rate was 21.4% and 33.5% in the first nine months of 2009 and 2008, respectively. The effective tax rate related to the 2009 income tax benefit was much lower than the effective rates related to income tax expense in 2008 because the goodwill impairment charge recorded in the second quarter of 2009 is not deductable for income tax purposes, thus lowering the overall tax benefit as a percentage of the pre-tax loss. The 2008 effective tax rates are more representative of future expected tax rates.

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

The expected effect on net interest income for the twelve months following September 30, 2009 and December 31, 2008 due to a shock in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

(in thousands)	September 30, 2009 Change in Net Interest Income		December 31, 2008 Change in Net Interest Income
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$(5,445)	(5.70)%	$(4,338)	(4.08)%
+100 basis points	(2,173)	(0.02)%	(2,382)	(2.14)
-100 basis points	N/A	N/A	N/A	N/A
-200 basis points	N/A	N/A	N/A	N/A

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

As of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings pursuant to the Securities Exchange Act of 1934. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial conditions, or results of operations.

ITEM 1A – RISK FACTORS

Except as discussed below, there have been no material changes to the risk factors disclosed in our Form 10-Q for the fiscal quarter ended June 30, 2009, which previously updated the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

The goodwill resulting from our acquisition of GFH may become impaired in the fourth quarter.

We are required to conduct an impairment analysis of the amount of goodwill, which is approximately $53.6 million, associated with the acquisition of GFH in the fourth quarter of 2009. At the present time, we are unsure whether the goodwill from our merger with GFH is impaired, but we could determine that some or all of this goodwill has become impaired by end of the fourth quarter of 2009. If such goodwill is impaired, it could cause us to incur additional future net losses and adversely affect the price of, and market for, our common stock.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of the Company’s common stock in the open market and through privately negotiated transactions. During the first nine months of 2009, the Company repurchased 69,737 shares of its common stock. The Company did not repurchase any shares of common stock other than through this publicly announced plan. There were no share repurchase transactions conducted during the third quarter of 2009.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Hampton Roads Bankshares, Inc. incorporated by reference from the Registrant’s Form 8-K, filed July 30, 2009.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, incorporated by reference from the Registrant’s Form 8-K, filed September 24, 2009.

4.1	Specimen of Common Stock Certificate, incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.1	Employment Agreement by and between Hampton Roads Bankshares, Inc. and John A.B. Davies, Jr., dated July 30, 2009, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, incorporated herein by reference.

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer is filed herewith.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer is filed herewith.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: November 9, 2009	/S/ NEAL A. PETROVICH
Neal A. Petrovich Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)