Form 10-K
period 2009-12-31
HAMPTON ROADS BANKSHARES INC
filed 2010-04-23
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

Commission File Number 001-32968

HAMPTON ROADS BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-2053718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 Waterside Dr., Suite 200 Norfolk, Virginia	23510
(Address of principal executive offices)	(Zip Code)

(757) 217-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.625 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $145,910,903

The number of shares outstanding of the issuer’s Common Stock as of March 25, 2010 was 22,153,594 shares, par value $0.625 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2009 are incorporated by reference into Part II, which excerpts from the Annual Report are filed herewith as Exhibit 13.1.

Portions of the Proxy Statement for the 2010 annual shareholders’ meeting are incorporated by reference into Part III.

Hampton Roads, Bankshares, Inc.

Form 10-K Annual Report

For the Year Ended December 31, 2009

i

PART 1

ITEM 1 – BUSINESS

Overview

Unless indicated otherwise, the terms “we,” “us,” or “our” refer to Hampton Roads Bankshares, Inc. and its consolidated subsidiaries.

Hampton Roads Bankshares, Inc. (the “Company”), a Virginia corporation, was incorporated under the laws of the Commonwealth of Virginia on February 28, 2001, primarily to serve as a holding company for Bank of Hampton Roads (“BOHR”). On July 1, 2001, all BOHR Common Stock, par value $0.625 per share, converted into Hampton Roads Bankshares, Inc. Common Stock, par value $0.625 per share (the “Common Stock”), on a share for share exchange basis, making BOHR a wholly-owned subsidiary of the Company. In January 2004, we formed Hampton Roads Investments, Inc., a wholly-owned subsidiary, to provide securities, brokerage, and investment advisory services. This subsidiary is currently inactive.

On June 1, 2008, pursuant to the terms of the Agreement and Plan of Merger dated as of January 8, 2008 by and between the Company and Shore Financial Corporation (“SFC”), the Company acquired via merger all of the outstanding shares of SFC making Shore Bank (“Shore”), a wholly owned subsidiary of the Company. Shore has a wholly owned subsidiary, Shore Investments Inc.

On December 31, 2008, pursuant to the terms of the Agreement and Plan of Merger dated as of September 23, 2008 by and between the Company and Gateway Financial Holdings, Inc. (“GFH”), the Company acquired via merger all of the outstanding shares of GFH making Gateway Bank & Trust Co. (“Gateway”) a wholly-owned subsidiary of the Company. On May 11, 2009, Gateway was dissolved and merged into BOHR.

BOHR is a Virginia state-chartered commercial bank with 28 full-service offices in the Hampton Roads region of southeastern Virginia, including eleven offices in the city of Chesapeake, five offices in the city of Norfolk, ten offices in the city of Virginia Beach, and two offices in the city of Suffolk. In addition, BOHR has 24 full-service offices located in the Northeastern, Southeastern, and Research Triangle regions of North Carolina and in Richmond, Virginia that do business as Gateway. Through its acquisition of Gateway, the bank owns four wholly-owned operating subsidiaries. Gateway Insurance Services, Inc., an insurance agency with offices in Edenton, Hertford, Elizabeth City, Plymouth, Moyock, and Kitty Hawk, North Carolina and the Hampton Roads area of Virginia, sells insurance products to businesses and individuals. Gateway Investment Services, Inc. assists Gateway customers in their securities brokerage activities through an arrangement with an unaffiliated broker-dealer. As prescribed by this arrangement, Gateway Investment Services earns revenue through a commission sharing arrangement with the unaffiliated broker-dealer. Gateway Bank Mortgage, Inc. provides mortgage banking services with products that are sold on the secondary market. Gateway Title Agency, Inc. engages in title insurance and settlement services for real estate transactions. BOHR commenced operations in 1987.

Shore is a Virginia state-chartered commercial bank with eight full-service offices and an investment center located on the Delmarva Peninsula, otherwise known as the Eastern Shore. Shore operates on the Virginia and Maryland portions of the Eastern Shore, including the counties of Accomack and Northampton in Virginia and the Pocomoke City and Salisbury market areas in Maryland. Shore’s subsidiary, Shore Investments, Inc., provides non-deposit investment products including stocks, bonds, mutual funds, and insurance products. Shore Investments has an investment in a Virginia title insurance agency that enables Shore to offer title insurance policies to its real estate loan customers. Shore commenced operations in 1961.

BOHR and Shore may be collectively referred to as the “Banks” throughout this document.

Our principal executive office is located at 999 Waterside Drive, Suite 200, Norfolk, VA 23510 and our telephone number is (757) 217-1000. Our Common Stock trades on the NASDAQ Global Select Market under the symbol “HMPR.”

Business

Principal Products or Services

We engage in a general community and commercial banking business, targeting the banking needs of individuals and small- to medium-sized businesses in our primary service areas which include South Hampton Roads, Virginia, the Northeastern, Southeastern, and Research Triangle regions of North Carolina, the Eastern Shore of Virginia and Maryland, and Richmond, Virginia. Our principal business is to attract deposits and to loan to the community or to invest those deposits on profitable terms. We offer traditional loan and deposit banking services, as well as telephone banking, Internet banking, remote deposit capture, and debit cards. We accept both commercial and consumer deposits. These deposits are in varied forms of both demand and time accounts including checking accounts, interest checking, money market accounts, savings accounts, certificates of deposit, and IRA accounts. Additionally, we offer a network of seventy-two ATM machines to support our customers.

We are involved in the construction and real estate lending markets and extend both personal and commercial credit. Our loans consist of varying terms and can be secured or unsecured. Loans to individuals are for personal, household, and family purposes. Loans to businesses are for such purposes as working capital, plant expansion, and equipment purchases. Real estate loans are made for both residential and commercial properties. Loan revenues, in the form of interest income including fees, represented 83%, 84%, and 86% of our total consolidated operating revenues for the years ended December 31, 2009, 2008, and 2007, respectively.

Lending Activities

General. We offer a full range of commercial, real estate, and consumer lending products and services, described in further detail below. Our loan portfolio is comprised of the following categories: commercial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment loans to individuals. Our primary lending objective is to meet business and consumer needs in our market areas while maintaining our standards of profitability and credit quality and enhancing client relationships. All lending decisions are based upon a thorough evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan. With few exceptions, personal guarantees are required on all loans.

Commercial loans. We make commercial loans to qualified businesses in our market areas. Commercial loans are loans to businesses which are typically not collateralized by real estate. Generally, the purpose of commercial loans is for the financing of accounts receivable, inventory, or equipment and machinery. Repayment of commercial loans may be more substantially dependent upon the success of the business itself, and therefore, must be monitored more frequently. In order to reduce our risk, the Banks require regular updates of the business’s financial condition, as well as that of the guarantors, and regularly monitor accounts receivable and payable of such businesses when deemed necessary.

Construction loans. We make construction and development loans to individuals and businesses for the purpose of construction of single family residential properties, multi-family properties, and commercial projects as well as the development of residential neighborhoods and commercial office parks. BOHR has been active in construction and development lending in its market since its inception. To manage risk on construction and development loans, the Banks fund these loans on an “as-completed” basis with experienced bank representatives inspecting the properties before funding. Larger, more complicated projects require independent inspections by an architectural or engineering firm approved by the Banks prior to funding. Additionally, risk is being managed in the construction and development portfolio by limiting additional lending for speculative building of both residential and commercial properties, based upon the borrower’s history with the Banks, financial strength, and the loan-to-value ratio of such speculative property. The Banks rarely exceed 80% loan-to-value on any new construction loan. An individual who borrows with the purpose of building a personal residence must provide evidence of a permanent mortgage as well as a contract with a licensed builder before the closing of the loan.

Real estate-commercial mortgage. The Banks make commercial mortgage loans for the purchase and re-financing of owner occupied commercial properties as well as non-owner occupied income producing properties. These loans are secured by various types of commercial real estate including office, retail, warehouse, industrial, storage facilities, and other non-residential types of properties. Commercial mortgage loans typically have maturities or are callable from one to five years. Underwriting for all commercial mortgages involves an examination of debt service coverage ratios, the borrower’s creditworthiness and past credit history, and the guarantor’s personal financial condition. Underwriting for non-owner occupied commercial mortgages also involves evaluation of the current leases and financial strength of the tenants.

Real estate-residential mortgage. We offer a wide range of residential mortgage loans through our Banks and our subsidiary, Gateway Bank Mortgage, Inc. Our residential mortgage portfolio held by the Banks includes first and junior lien mortgage loans, home equity lines of credit, and other term loans secured by first and junior lien mortgages. Residential mortgage loans have historically been lower risk loans in the Banks’ portfolios due to the ease in which the value of the collateral is ascertained, although the risks involved with these loans has been on the rise lately due to falling home prices and high unemployment in our markets. First mortgage loans are generally made for the purchase of permanent residences, second homes, or residential investment property. Second mortgages and home equity loans are generally for personal, family, and household purposes such as home improvements, major purchases, education, and other personal needs. Mortgages which are secured by a borrower’s primary residence are made on the basis of the borrower’s ability to repay the loan from his or her regular income as well as the general creditworthiness of the borrower. Mortgages secured by residential investment property are made based upon the same guidelines as well as the borrower’s ability to cover any cash flow shortages during the marketing of such property for rent.

Installment loans to individuals. Installment loans to individuals are made on a regular basis for personal, family, and general household purposes. More specifically, we make automobile loans, home improvement loans, loans for vacations, and debt consolidation loans. Due to low interest rates offered by auto dealership financial programs, this segment of the loan portfolio has declined in recent years. While consumer financing may entail greater collateral risk than real estate financing on a per loan basis, the relatively small principal balances of each loan mitigates the risk associated with this segment of the portfolio.

Deposits

We offer a broad range of interest-bearing and non-interest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing savings accounts, and certificates of deposit with a range of maturity date options. The primary sources of deposits are small- and medium-sized businesses and individuals within our target markets. Additionally, we entered the national certificate of deposit market and the brokered certificate of deposit market during 2007.

The Company has opted to participate in the Federal Deposit Insurance Corporation’s (“FDIC”) Transaction Account Guarantee Program (“TAGP”), whereby the FDIC will provide deposit insurance coverage for the full amount in all of the banks’ customers’ noninterest-bearing deposit accounts through December 31, 2010. There is a possibility that the TAGP may be extended for an additional 12 months if the FDIC determines that continuing economic conditions warrant such an extension. This includes personal and business noninterest-bearing checking accounts, low-interest NOW accounts, official items, and certain types of attorney trust accounts with interest rates of 0.25% or less. The TAGP insurance coverage is in addition to the increased coverage provided by the Emergency Economic Stabilization Act of 2008, which temporarily raises the basic FDIC deposit insurance coverage limits to $250,000 through December 31, 2013, from the normal coverage limit of $100,000.

Telephone and Internet Banking

We believe there is a strong demand within our markets for telephone banking and Internet banking. These services allow both commercial and retail customers to access detailed account information and execute a wide variety of banking transactions, including balance transfers and bill payment. We believe these services are particularly attractive to our customers, as these services enable them to conduct their banking business and monitor their accounts at any time. Telephone and Internet banking assist us in attracting and retaining customers and encourage our existing customers to consider us for all of their banking and financial needs.

Automatic Teller Machines

We have a network of seventy-two ATMs throughout our markets, which are accessible by the customers of our subsidiary banks.

Other Products and Services

We offer other banking-related specialized products and services to our customers, such as travelers’ checks, coin counters, wire services, and safe deposit box services. Additionally, we offer our commercial customers various cash management products including remote deposit capture which allows them to make electronic check deposits from their offices. We issue letters of credit and standby letters of credit, most of which are related to real estate construction loans, for some of our commercial customers. We have not engaged in any securitizations of loans.

The Company also offers other services that complement the core financial services offered by the Banks. Three of our wholly-owned subsidiaries, Hampton Roads Investments Inc., Shore Investments Inc., and Gateway Investment Services, Inc., provide securities, brokerage, and investment advisory services and are capable of handling many aspects of wealth management including stocks, bonds, annuities, mutual funds, and financial consultation. Through our subsidiary, Gateway Title Agency, Inc., we offer title insurance to our real estate loan customers. The Company also provides insurance products to businesses and individuals through its subsidiary insurance agency, Gateway Insurance Services, Inc. Additionally, Gateway Bank Mortgage, Inc. engages in originating and processing mortgage loans.

Competition

The financial services industry remains highly competitive and is constantly evolving. We experience strong competition with competitors, some of which are not subject to the same degree of regulation that is imposed on us. Many of them have broader geographic markets and substantially greater resources, and therefore, can offer more diversified products and services.

In our market areas, we compete with large national and regional financial institutions, savings banks, and other independent community banks, as well as credit unions, consumer finance companies, mortgage companies, loan production offices, and insurance companies. Many of these institutions have substantially greater assets and capital than we do. In many instances, these institutions have greater lending limits than we do. Competition for deposits and loans is affected by factors such as interest rates offered, the number and location of branches, types of products offered, and reputation of the institution. We believe that our pricing of products has remained competitive, but our historical success is primarily attributable to high quality service and community involvement.

Market

The Company’s market area includes Hampton Roads, including Chesapeake, Norfolk, Virginia Beach, Portsmouth, and Suffolk, Virginia; the Northeastern, Southeastern, and Research Triangle regions of North Carolina; the Eastern Shore of Virginia and Maryland; and Richmond, Virginia. This region has a diverse, well-rounded economy supported by a solid manufacturing base and a significant military presence. The Company has no significant concentrations to any one customer.

Government Supervision and Regulation

General

As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System.

Other federal and state laws govern the activities of our Banks, including the activities in which they may engage, the investments they make, the aggregate amount of loans they may grant to one borrower, and the dividends they may declare and pay to us. Our bank subsidiaries are also subject to various consumer and compliance laws. As Virginia state-chartered banks, BOHR and Shore are primarily subject to regulation, supervision, and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (“Bureau of Financial Institutions”). In addition, we are regulated and supervised by the FDIC. We must furnish to the FDIC quarterly and annual reports containing detailed financial statements and schedules. All aspects of our operations, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends, and establishment of branches are governed by these authorities. These authorities are able to impose penalties, initiate civil and administrative actions, and take further steps to prevent us from engaging in unsafe or unsound practices. In this regard, the Federal Reserve Board (“Federal Reserve”) has adopted capital adequacy requirements.

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

Some of the activities that the Federal Reserve has determined by regulation to be closely related to the business of a bank holding company include making or servicing loans and specific types of leases, performing specific data processing services, and acting in some circumstances as a fiduciary, investment, or financial adviser.

With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•	acquiring substantially all the assets of any bank; and

•

acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares) or merging or consolidating with another bank holding company.

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

Payment of Dividends

The Company is a legal entity separate and distinct from the Banks and our subsidiaries. Substantially all of our cash revenues will result from dividends paid to us by our Banks and interest earned on short-term investments. Our Banks are subject to laws and regulations that limit the amount of dividends that they can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings. Additionally, our Banks may not declare a dividend, unless the dividend is approved by the Federal Reserve, if the total amount of all dividends, including the proposed dividend, declared by the bank in any calendar year exceeds the total of the bank’s retained net income of that year to date, combined with its retained net income of the two preceding years. Our Banks may not declare or pay any dividend if, after making the dividend, the bank would be “undercapitalized,” as defined in the banking regulations. Both the Company and BOHR are prevented from paying dividends until their financial condition improves.

The Federal Reserve and the Bureau of Financial Institutions have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the Federal Reserve and the Bureau of Financial Institutions have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

In addition, we are subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect our dividend policies. Regulators have indicated that bank holding companies should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition.

The Company is also required to obtain the consent of the United States Department of the Treasury (the “Treasury”) to increase dividends on its Common Stock as long as we are participating in the Troubled Asset Relief Program (“TARP”). As of December 31, 2009, the Company was not allowed to pay any dividends without prior regulatory approval.

Insurance of Accounts, Assessments, and Regulation by the FDIC

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

The Reform Act provides for the following changes:

•	Merging the BIF and the Savings Association Insurance Fund into a new fund, the Deposit Insurance Fund (“DIF”).

•	Increasing the coverage limit for retirement accounts to $250,000 and indexing the coverage limit for retirement accounts to inflation as with the general deposit insurance coverage limit.

•	Establishing a range of 1.15% to 1.50% within which the FDIC Board of Directors may set the Designated Reserve Ratio (“DRR”).

•	Allowing the FDIC to manage the pace at which the DRR varies within this range.

•	If the reserve ratio falls below 1.15%—or is expected to within 6 months—the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15% generally within 5 years.

•

If the reserve ratio exceeds 1.35%, the FDIC must generally dividend to DIF members half of the amount above the amount necessary to maintain the DIF at 1.35%, unless the FDIC Board, considering statutory factors, suspends the dividends.

•	If the reserve ratio exceeds 1.50%, the FDIC must generally dividend to DIF members all amounts above the amount necessary to maintain the DIF at 1.50%.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations, and corporate reporting for companies with equity or debt securities registered under the Securities Exchange Act of 1934, as amended. In particular, the Sarbanes-Oxley Act established: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) new certification responsibilities for the Chief Executive Officer and Chief Financial Officer with respect to the Company’s financial statements; (3) new standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for reporting companies and their directors and executive officers; and (5) new and increased civil and criminal penalties for violation of the federal securities laws.

Emergency Economic Stabilization Act of 2008 (“EESA”)

In response to recent unprecedented market turmoil, the EESA was enacted on October 3, 2008. EESA authorizes the Secretary of Treasury (the “Secretary”) to purchase or guarantee up to $700 billion in troubled assets from financial institutions under the TARP. Pursuant to authority granted under EESA, the Secretary has created the TARP Capital Purchase Program (“TARP CPP” or “CPP”) under which the Treasury could invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions issued senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock pays dividends at the rate of 5% per annum until the fifth anniversary of the investment and, thereafter, at the rate of 9% per annum. The CPP was amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”) and states that the senior preferred stock could be redeemed within three years without a qualifying equity offering, subject to the approval of its primary federal regulator. After the three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution. Until the third anniversary of the issuance of the senior preferred, the consent of the Treasury is required for an increase in the dividends on the Common Stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred does not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms, or any merger, exchange, or similar transaction that would adversely affects its rights. The senior preferred also has the right to elect two directors if dividends have not been paid for six periods. The senior preferred is freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also wave any claims against the Treasury. No dividends may be paid on Common Stock unless dividends have been paid on the senior preferred stock.

Institutions participating in the TARP or CPP are required to issue 10-year warrants for common or preferred stock or senior debt with an aggregate market price equal to 15% of the amount of senior preferred. The Treasury will not exercise voting rights with respect to any shares of Common Stock acquired through exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying Common Stock as soon as practicable after issuance and grant piggyback registration rights.

If an institution participates in the CPP or if the Secretary acquires a meaningful equity or debt position in the institution as a result of TARP participation, the institution is required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions or participate in the CPP will not be entitled to a tax deduction for compensation in excess of $500 thousand paid to its chief executive or chief financial official or any of its other three most highly compensated officers. Additional standards with respect to executive compensation and corporate governance for institutions that have participated or will participate in the TARP (including the CPP) were enacted as part of the ARRA, described below.

On December 31, 2008, and subsequent to the Company’s acquisition of GFH, as part of the CPP, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold (i) 80,347 shares of the Company’s Series C Preferred Stock, having a liquidation preference of $1,000 per share and (ii) a warrant (the “Warrant”) to purchase 1,325,858 shares of the Company’s Common Stock at an initial exercise price of $9.09 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $80.3 million in cash. This preferred stock is redeemable at par plus accrued and unpaid dividends subject to the approval of the Company’s primary banking regulators.

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

American Recovery and Reinvestment Act of 2009

The ARRA was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate governance obligations on all current and future TARP recipients, including the Company, until the institution has redeemed the preferred stock, which TARP recipients are now permitted to do under the ARRA without regard to the three-year holding period and without the need to raise new capital through a qualified equity offering, subject to approval of its primary federal regulator. The executive compensation restrictions under the ARRA (described below) are more stringent than those initially enacted by EESA.

The ARRA amended Section 111 of the EESA to require the Secretary to adopt additional standards with respect to executive compensation and corporate governance for TARP recipients. The standards required to be established by the Secretary include, in part, (1) prohibitions on making golden parachute payments to senior executive officers and the next 5 most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP remains outstanding (the “Restricted Period”), (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of the subject employee’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that TARP CPP participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains, or other criteria later found to be materially inaccurate, with the Secretary having authority to negotiate for reimbursement, and (4) a review by the Secretary of all bonuses and other compensation paid by TARP participants to senior executive employees and the next 20 most highly-compensated employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of the Act.

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

On June 15, 2009, the Treasury published its standards for executive compensation and corporate governance pursuant to ARRA.

Federal Deposit Insurance Corporation

Our customers’ deposit accounts are insured by the FDIC and, therefore, we are subject to insurance assessments imposed by the FDIC. On November 2, 2006, the FDIC adopted final regulations establishing a risk-based assessment system that was intended to more closely tie each bank’s deposit insurance assessments to the risk it poses to the FDIC’s deposit insurance fund. Under the risk-based assessment system, which became effective in the beginning of 2007, the FDIC evaluates each bank’s risk based on three primary factors: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if applicable. The new rates may vary between 5 and 43 cents for every $100 of domestic deposits, depending on the insured institution’s risk category.

On October 16, 2008, the FDIC published a restoration plan designed to replenish the DIF over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. On February 27, 2009, the FDIC published a final rule modifying the risk-based assessment system and extended the period of restoration plan to seven years. In order to implement the restoration plan, the FDIC adjusted both its risk-based assessment system and its base assessment rates. For the first quarter of 2009 only, the FDIC increased all FDIC deposit assessment rates by 7 basis points. These new rates range from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions. Under the FDIC’s restoration plan, the FDIC established a new initial base assessment rate that will be subject to adjustment as described below. Beginning April 1, 2009, the initial base assessment rates range from 12-16 basis points for Risk Category I institutions to 4 basis points for Risk Category IV institutions. Changes to the risk-based assessment system include increasing premiums for institutions that rely on excessive amounts of brokered deposits to fund rapid growth, excluding Certificate of Deposit Account Registry Service (“CDARS”), increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank (“FHLB”) advances, lowering premiums for smaller institutions with very high capital levels, and additional financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. After applying all possible adjustments, minimum and maximum total base assessment rates range from 7-24 basis points for Risk Category I institutions to 40-77.5 basis points for Risk Category IV institutions. Either an increase in the Risk Category of the Bank or adjustments to the base assessment rates could have material adverse effect on our earnings.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. Our current annualized assessment rate is 1.14 basis points, or approximately 0.285 basis points per quarter. These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC insures our customer deposits through the DIF up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 through the end of 2013. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. The FDIC is authorized to set the reserve ratio for the DIF annually between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk based assessment system and to revise deposit insurance assessment rates, including base assessment rates.

On February 27, 2009, the FDIC adopted a final rule modifying the risk based assessment system that set initial base assessment rates beginning April 1, 2009 at 12 to 45 basis points and, due to extraordinary circumstances, extended the time within which the reserve ratio must by returned to 1.15% from five to seven years.

On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The amount of the special assessment for any institution was limited to 10 basis points times the institution’s assessment base for the second quarter 2009. The special assessment was collected on September 30, 2009.

Additionally, by participating in the transaction account guarantee program under the TLGP, banks temporarily become subject to an additional assessment on deposits in excess of $250,000 in certain transaction accounts and additionally for assessments from 50 basis points to 100 basis points per annum depending on the initial maturity of the debt. Further, all FDIC insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal Government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0113% of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds mature in 2017.

The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter.

FDIC Temporary Liquidity Guarantee Program (“TLGP”)

On October 14, 2008, the FDIC announced the TLGP. The final rule was adopted on November 21, 2008. The FDIC stated that its purpose is to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks of 31 days or greater, thrifts, and certain holding companies, and by providing full coverage of all noninterest-bearing transaction deposit accounts, regardless of dollar amount. Inclusion in the program was voluntary. Participating institutions are assessed fees based on a sliding scale depending on length of maturity. Shorter-term debt has a lower fee structure and longer-term debt has a higher fee. The range is from 50 basis points on debt of 180 days or less and a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. Through the TAGP, the FDIC also provides for the insurance of all funds held by qualified institutions in noninterest-bearing transaction deposit accounts until December 31, 2010. As previously mentioned, there is a possibility that the TAGP may be extended for an additional 12 months. A 10-basis point surcharge over the institution’s current assessment rate will be applied to those deposits not otherwise covered by the existing deposit insurance limit of $250,000. In addition, a special assessment fee will be collected to cover any losses not covered by the fees to ensure no impact on the FDIC’s DIF. The Company elected to participate in the TLGP.

Federal Deposits Insurance Corporation Improvement Act of 1991 (“FDICIA”)

FDICIA requires insured institutions with $1 billion or more in total assets at the beginning of their fiscal year to submit independently audited annual reports to the FDIC and the appropriate agency.

These publicly available reports must include: (1) annual financial statements prepared in accordance with accounting principles generally accepted in the United States and such other disclosure requirements as required by the FDIC or the appropriate agency and (2) a management report signed by the Chief Executive Officer and the Chief Financial Officer or Chief Accounting Officer of the institution that contains a statement of management’s responsibilities for: (i) preparing the annual financial statements; (ii) establishing and maintaining an adequate internal control structure and procedures for financial reporting; and (iii) complying with the laws and regulations designed by the FDIC relating to safety and soundness and an assessment of: (aa) the effectiveness of the system of internal control and procedures for financial reporting as of the end of the fiscal year and (bb) the institution’s compliance during the fiscal year with applicable laws and regulations designed by the FDIC relating to safety and soundness.

With respect to any internal control report, the institution’s independent public accountants must attest to, and report separately on, certain assertions of the institution’s management contained in such report. Any attestation by the independent accountant is to be made in accordance with auditing standards generally accepted in the United States for attestation engagements.

Capital Requirements

Each of the FDIC and the Federal Reserve Bank (“FRB”) has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. The federal capital standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure as adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profile among bank holding companies and banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Under the risk-based capital requirements, we and our bank subsidiaries are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings, qualifying perpetual preferred stock, and minority interests in common equity accounts of consolidated subsidiaries, less certain intangibles. The remainder may consist of “Tier 2 Capital,” which is defined as specific subordinated debt, some hybrid capital instruments and other qualifying preferred stock, and a limited amount of the loan loss allowance and pretax net unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In summary, the capital measures used by the federal banking regulators are Total Risk-Based Capital ratio (the total of Tier 1 Capital and Tier 2 Capital as a percentage of total risk-weighted assets), Tier 1 Risk-Based Capital ratio (Tier 1 capital divided by total risk-weighted assets), and the Leverage ratio (Tier 1 capital divided by adjusted average total assets). Under these regulations, a bank will be:

•

“well capitalized” if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater, a Leverage ratio of 5% or greater, and is not subject to any written agreement, order, capital directive, or prompt corrective action directive by a federal bank regulatory agency to meet and maintain a specific capital level for any capital measure,

•

“adequately capitalized” if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 4% or greater, and a Leverage ratio of 4% or greater (or 3% in certain circumstances) and is not well capitalized,

•

“undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8%, a Tier 1 Risk-Based Capital ratio of less than 4% (or 3% in certain circumstances), or a Leverage ratio of less than 4% (or 3% in certain circumstances),

•	“significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3%, or a Leverage ratio of less than 3%, or

•	“critically undercapitalized” if its tangible equity is equal to or less than 2% of tangible assets.

As of December 31, 2009, we believe the Company and BOHR were “adequately capitalized” under these regulations and that Shore was “well capitalized” as of December 31, 2009.

The risk-based capital standards of each of the FDIC and the FRB explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

Imposition of Liability for Undercapitalized Subsidiaries

Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy. The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

The FDIC may take various corrective actions against any undercapitalized bank and any bank that fails to submit an acceptable capital restoration plan or fails to implement a plan acceptable to the FDIC. These powers include, but are not limited to, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company that controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring new election of directors, and requiring the dismissal of directors and officers.

Other Safety and Soundness Regulations

There are significant obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event that the depository institution is insolvent or is in danger of becoming insolvent. These obligations and restrictions are not for the benefit of investors. Regulators may pursue an administrative action against any bank holding company or bank which violates the law, engages in an unsafe or unsound banking practice, or is about to engage in an unsafe or unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil monetary penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain actions be undertaken. Under the policies of the FRB, we are required to serve as a source of financial strength to our subsidiary depository institutions and to commit resources to support the banks in circumstances where we might not do so otherwise.

The Bank Secrecy Act (“BSA”)

Under the BSA, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving more than $10,000 to the Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose.

USA Patriot Act of 2001

In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington, D.C. that occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that my be involved in terrorism or money laundering. The continuing and potential impact of the Patriot Act and related regulations and policies on financial institutions of all kinds is significant and wide-ranging.

Monetary Policy

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the FRB. The instruments of monetary policy employed by the Federal Reserve include open market operations in United States government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against deposits held by federally insured banks. The FRB’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and international economies and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve System, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of our bank subsidiaries, their subsidiaries, or any of our other subsidiaries.

Transactions with Affiliates

Transactions between banks and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any bank or entity that controls, is controlled by, or is under common control with such bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus and maintain an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same as, or at least as favorable to those that, the bank has provided to a non-affiliate.

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

We are aware of and previously disclosed to our regulators that $21.5 million of a loan from BOHR to the Company is inadequately secured in violation of Regulation W promulgated by the Federal Reserve. The Company has been in discussions with banking regulators regarding the potential for repayment of this loan through possible capital raising efforts. Additionally, as of December 31, 2009, we are aware of and previously disclosed to our regulators that loans from Shore to its affiliates exceeded the 20% threshold. We are discussing options to cure these violations with our regulators.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers, and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer, and to a principal shareholder of a bank as well as to entities controlled by any of the foregoing may not exceed, together with all other outstanding loans to such person and entities controlled by such person, the bank’s loan-to-one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank’s unimpaired capital and unimpaired surplus until the bank’s total assets equal or exceed $100 million at which time the aggregate is limited to the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and principal shareholders of a bank or bank holding company and to entities controlled by such persons, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The FDIC has prescribed the loan amount, which includes all other outstanding loans to such person as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers, and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons. As of December 31, 2009, there were no loans to insiders and their related interests in the aggregate that exceeded the Company’s or Banks’ unimpaired capital and unimpaired surplus. However, BOHR currently has three outstanding loans that exceed the Bank’s loan-to-one borrower limit by the following percentages: 10.4%, 16.6%, and 47.5%.

Community Reinvestment Act of 1977 (“CRA”)

Under the CRA and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low and moderate-income areas, consistent with safe and sound banking practice. The CRA requires the adoption by each institution of a CRA statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the CRA and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s CRA rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

The Gramm-Leach-Bliley Act (“GLBA”) and federal bank regulators have made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulator. A bank holding company or any of its subsidiaries will not be permitted to engage in new activities authorized under the GLBA if any bank subsidiary received less than a “satisfactory” rating in its latest CRA examination. During our last CRA exam, our rating was “satisfactory.”

Gramm-Leach-Bliley Act of 1999

The GLBA covers a broad range of issues, including a repeal of most of the restrictions on affiliations among depository institutions, securities firms, and insurance companies. The following description summarizes some of its significant provisions.

The GLBA provides that the states continue to have the authority to regulate insurance activities but prohibits the states in most instances from preventing or significantly interfering with the ability of a bank, directly or through an affiliate, to engage in insurance sales, solicitations, or cross-marketing activities. Although the states generally must regulate bank insurance activities in a nondiscriminatory manner, the states may continue to adopt and enforce rules that specifically regulate bank insurance activities in areas identified under the law. Under the law, the federal bank regulatory agencies adopted insurance consumer protection regulations that apply to sales practices, solicitations, advertising, and disclosures.

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

Consumer Laws Regarding Fair Lending

In addition to the CRA described above, other federal and state laws regulate various lending and consumer aspects of our business. Governmental agencies, including the Department of Housing and Urban Development, the Federal Trade Commission, and the Department of Justice, have become concerned that prospective borrowers may experience discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums of money, short of a full trial.

These governmental agencies have clarified what they consider to be lending discrimination and have specified various factors that they will use to determine the existence of lending discrimination under the Equal Credit Opportunity Act and the Fair Housing Act, including evidence that a lender discriminated on a prohibited basis, evidence that a lender treated applicants differently based on prohibited factors in the absence of evidence that the treatment was the result of prejudice or a conscious intention to discriminate, and evidence that a lender applied an otherwise neutral non-discriminatory policy uniformly to all applicants but the practice had a discriminatory effect unless the practice could be justified as a business necessity.

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

Employees

As of December 31, 2009, we employed 699 people, of whom 694 were full-time employees.

Subsequent Events

Deferral of Trust Preferred Dividends. In January 2010, the Company exercised its right to defer all quarterly distributions on the trust preferred securities it assumed in connection with its merger with GFH, which are identified immediately below (collectively, the “Trust Preferred Securities”).

	Amount (in thousands)	Interest Rate	Redeemable on or After	Mandatory Redemption
Gateway Capital Statutory Trust I	8,000	LIBOR + 3.10%	September 17, 2008	September 17, 2033
Gateway Capital Statutory Trust II	7,000	LIBOR + 2.65%	July 17, 2009	June 17, 2034
Gateway Capital Statutory Trust III	15,000	LIBOR + 1.50%	May 30, 2011	May 30, 2036
Gateway Capital Statutory Trust IV	25,000	LIBOR + 1.55%	July 30, 2012	July 30, 2037

On April 9, 2010, the Company exercised its right to continue the deferral of such quarterly distributions. Interest payable under the Trust Preferred Securities continues to accrue during the deferral period and interest on the deferred interest also accrues, both of which must be paid at the end of the deferral period. Prior to the expiration of the deferral period, the Company has the right to further defer interest payments, provided that no deferral period, together with all prior deferrals, exceeds 20 consecutive quarters and that no event of default (as defined by the terms of the applicable Trust Preferred Securities) has occurred and is continuing at the time of the deferral. The Company was not in default with respect to the terms of the Trust Preferred Securities at the time the quarterly payments were deferred and such deferrals did not cause an event of default under the terms of the Trust Preferred Securities.

Non-Compliance Notice from the NASDAQ Stock Market. On April 1, 2010, the Company received a non-compliance notice from the NASDAQ Stock Market stating that because the Company did not timely file its Annual Report on Form 10-K for the period ended December 31, 2009, it is no longer in compliance with the rules for continued listing, including Rule 5250(c)(l). NASDAQ Marketplace Rule 5250(c)(l) requires the Company to file with NASDAQ, on a timely basis, all reports and other documents required to be filed with the Securities and Exchange Commission. The Company believes that it will regain compliance with NASDAQ’s listing rules upon the filing of this Form 10-K and will seek confirmation from NASDAQ accordingly.

Available Information

We maintain Internet websites at www.bankofhamptonroads.com, www.shorebank.com, and www.trustgateway.com. These websites contain a link to our filings with the Security Exchange Commission (“SEC”) on Form 10-K, Form 10-Q, and Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. The information is free of charge and may be reviewed, downloaded, and printed from the website at any time. You may also read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these materials may be obtained at prescribed rates from the SEC at such address. These materials can also be inspected on the SEC’s web site at www.sec.gov.

ITEM 1A – RISK FACTORS

An investment in our Common Stock involves risks. You should carefully consider the risks described below in conjunction with the other information in this Form 10-K, including our consolidated financial statements and related notes, before investing in our Common Stock. In addition to the other information contained in this report, the following risks may affect us. This Form 10-K contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions and expectations. Past results are not a reliable indicator of future results, and historical trends should not be used to anticipate results or trends in future periods. Many factors, including those described below, could cause actual results to differ materially from those discussed in forward-looking statements.

Risks Relating to our Business

We incurred significant losses in 2009 and may continue do so in the future and we can make no assurances as to when we will be profitable.

The Company reported a net loss for 2009 of approximately $145.5 million, primarily a result of a provision for loan losses of $134.2 million, a goodwill impairment charge of $84.8 million, and a loss on investments due to an other-than-temporary impairment charge on available-for-sale securities of $2.5 million. In light of the current economic environment, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant credit costs in 2010, which would continue to adversely impact our financial condition and results of operations and the value of our Common Stock.

We need to raise additional capital that may not be available to us.

Regulatory authorities require us to maintain certain levels of capital to support our operations. As described above, we are “adequately capitalized” and have an immediate need to raise capital. In addition, even if we succeed in raising this capital, we may need to raise additional capital in the future due to additional losses or regulatory mandates. The ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance.

Accordingly, additional capital may not be raised, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to increase our capital ratios could be materially impaired, and we could face additional regulatory challenges. In addition, if we issue additional equity capital, it may be at a lower price and in all cases our existing shareholders’ interest would be diluted.

We may not be able to successfully maintain our regulatory capital, which may adversely affect our results of operations and financial condition.

We may need to raise further capital in the future to sustain our capital levels. As indicated above, our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. Our regulatory capital at December 31, 2009, was $44.7 million below the level required to be considered “well-capitalized” on a consolidated basis under the regulations of the Federal Reserve. If we fall further below this level, we could face additional regulatory action that could limit our future operations, and we may not be able to obtain additional capital in satisfactory amounts or terms or at all. Our growth or financial condition may be constrained if we are unable to raise capital as needed.

BOHR is restricted from accepting brokered deposits and offering interest rates on deposits that are substantially higher than the prevailing rates in our market.

During the fourth quarter of 2009, the regulatory risk-based capital ratios of BOHR declined significantly largely due to significant additional provisions to our allowance for loan losses. While BOHR’s ratios were still above levels required to be considered “adequately capitalized” at December 31, 2009, it was not considered “well-capitalized” under regulatory guidelines. The impact of not maintaining a “well-capitalized” status is of concern in that it could jeopardize our ability to acquire needed funding through sources such as brokered deposits, FHLB advances, or unsecured federal funds credit lines and could tighten our liquidity through damages to our reputation in our deposit service areas. This could also lead to increased scrutiny by regulatory agencies and possible sanctions. In response to our declining capital position, we could improve our capital position with additional issuances of equity securities. We may also limit or postpone future asset growth or even shrink our assets in order to maintain appropriate regulatory capital levels. These efforts, however, may not be successful. Current and future restrictions on the conduct of our business could adversely impact our ability to attract deposits.

Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay. Because BOHR is no longer considered “well capitalized” for regulatory purposes, it is, among other restrictions, prohibited from paying rates in excess of 75 basis points above the national market average on deposits of comparable maturity. Effective January 1, 2010, financial institutions that are not “well capitalized” will be prohibited from paying yields for deposits in excess of 75 basis points above a new national average rate for deposits of comparable maturity, as calculated by the FDIC, except in very limited circumstances where the FDIC permits use of a higher local market rate. The national rate may be lower than the prevailing rates in our local markets, and BOHR (if it is unable to regain “well capitalized” status) may not be able to secure the permission of the FDIC to use a local market rate. If restrictions on the rates our Banks are able to pay on deposit accounts negatively impacts their ability to compete for deposits in our market area, our Banks may be unable to attract or maintain core deposits, and their liquidity and ability to support demand for loans could be adversely affected.

Because we believe Shore met the definition of “well capitalized” at December 31, 2009, it is not subject to these restrictions.

We expect to enter into a written agreement with the Federal Reserve, which will require us to designate a significant amount of resources to complying with the agreement.

We expect that we will enter into a written agreement with the Federal Reserve in the next few months. While we do not know the exact contents of the written agreement at this time, it could, among other things, inhibit our ability to grow assets or open new branch offices. We expect that it might require us to take certain actions, including but not limited to establishing and submitting the following to the Federal Reserve:

•	A written plan to strengthen oversight of our management and operations by our board of directors,

•	A written assessment of our management and staffing needs and the qualifications of our senior management to ensure that we are adequately staffed by adequate personnel,

•	A written plan to strengthen our management of commercial real estate concentrations, including steps to reduce or mitigate the risk of concentrations in light of current market conditions,

•	A written plan to strengthen our credit risk management practices,

•	A written program for the ongoing review and risk grading procedures of our loan portfolio,

•

A written program for the maintenance of an adequate allowance for loan losses, including a methodology consistent with relevant supervisory guidance and policies and procedures to ensure adherence to the revised methodology,

•	A written plan to maintain sufficient capital at BOHR,

•	A written plan designed to improve management of our liquidity position and funds management practices, and

•	A written contingency funding plan that, at a minimum, identifies available sources of liquidity and includes adverse scenario planning.

In addition, we expect that the written agreement might require us to implement plans to appoint a committee of our board of directors to monitor and coordinate compliance with the provisions of the written agreement. Any written plans, programs, or assessments required by the written agreement with the Federal Reserve will require approval by the Federal Reserve and prompt implementation upon receipt of such approval. While subject to the written agreement, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms.

There also is no guarantee that we will successfully address the Federal Reserve’s concerns in the anticipated written agreement or that we will be able to comply with it. If we do not comply with the anticipated written agreement, we could be subject to the assessment of civil monetary penalties, further regulatory sanctions and/or regulatory enforcement actions.

We may become subject to additional regulatory restrictions in the event that our regulatory capital levels continue to decline.

Although we believe the Company and BOHR both qualified as “adequately capitalized” and Shore qualified as “well-capitalized” under the regulatory framework, as of December 31, 2009, the additional regulatory restrictions resulting from the decline in our capital category, or any further decline, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or future prospects.

If a state member bank is classified as “undercapitalized,” that bank is required to submit a capital restoration plan to the Federal Reserve. Pursuant to FDICIA, an “undercapitalized bank” is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the Federal Reserve of a capital restoration plan for the bank. Furthermore, if a state non-member bank is classified as “undercapitalized,” the FDIC may take certain actions to correct the capital position of the bank; if a bank is classified as “significantly undercapitalized” or “critically undercapitalized,” the Federal Reserve would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities, and restrictions on compensation paid to executive officers. If a bank is classified as “critically undercapitalized,” FDICIA requires the bank to be placed into conservatorship or receivership within 90 days, unless the Federal Reserve determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.

Under FDICIA, banks may be restricted in their ability from accepting broker deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept broker deposits, but all banks that are not “well-capitalized” could be restricted to accept such deposits. The FDIC may, on a case-by-case basis, permit banks that are “adequately capitalized,” such as BOHR, to accept broker deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. These restrictions could materially and adversely affect our ability to access lower cost funds and thereby decrease our future earnings capacity.

Our financial flexibility could be severely constrained if we are unable to renew our wholesale funding or if adequate financing is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loan originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature. Our inability to obtain regulatory consent to accept or renew brokered deposits could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or future prospects.

Finally, the capital classification of a bank affects the frequency of examinations of the bank, the deposit insurance premiums paid by such bank, and the ability of the bank to engage in certain activities, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or future prospects. Under FDICIA, the FDIC is required to conduct a full-scope, on-site examination of every bank at least once every twelve months, subject to certain exceptions.

Our estimate for losses in our loan portfolio may be inadequate, which would cause our results of operations and financial condition to be adversely affected.

We maintain an allowance for loan losses, which is a reserve established through a provision for possible loan losses charged to our expenses and represents management’s best estimate of probable losses within our existing portfolio of loans. Our allowance for loan losses amounted to $132.7 million at December 31, 2009, as compared to $99.2 million at September 30, 2009 and $51.2 million at December 31, 2008. The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and unidentified losses inherent in the current loan portfolio, which have been increasing in light of recent economic conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Any such increases in the allowance for loan losses may have a material adverse effect on our results of operations, financial condition, and the value of our Common Stock.

We have had and may continue to have large numbers of problem loans and difficulties with our loan administration, which could increase our losses related to loans.

Our non-performing assets as a percentage of total assets increased to 8.64% at December 31, 2009 from 1.34% at December 31, 2008 and 6.28% at September 30, 2009. On December 31, 2009, over 1.9% of our loans are 30 to 89 days delinquent and are treated as performing assets. Based on these delinquencies, we expect more loans to become non-performing. The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets.

In the past, our management of non-performing loans was, at times, not as strong as we would prefer. In 2009, we hired an independent third party to review a significant portion of our loans. The independent third party discovered several issues with our loan management that we have since taken significant remedial steps to address. The following issues were identified: updated appraisals on problem loans and large loans secured by real estate were not always being obtained; better organized credit files; additional resources were needed to manage problem loans; and lack of well-defined internal workout policies and procedures.

A variety of initiatives were undertaken in 2009 to remediate the conditions noted above as well as other enhancements to our credit review and collection processes. Initiatives and procedures which augmented the credit administration function included acquisition and development loan reviews, interest reserve loan reviews, past due loan reviews, forecasting reviews, standard loan reviews, loans presented for approval and renewal, relationship reviews, and global cash flow analyses. We have improved the organization of our credit files and have made efforts to attain appraisal updates in a more timely manner. In addition to the internal review of credit quality, we engaged an independent credit consulting firm to conduct an analysis of our loan portfolio. We also increased staffing in credit administration and established and staffed a separate special assets function to manage problem assets.

Although we have made significant enhancements to our loan management processes to address these issues, we can give you no assurances that we will be able to successfully manage our problem loans, our loan administration, and origination process. If we are unable to do so in a timely manner, our loan losses could increase significantly and this could have a material adverse effect on our results of operations and the value of, or market for, our Common Stock.

Our lack of eligibility to continue to use a short form registration statement on Form S-3 may affect our short-term ability to access the capital markets.

Any resulting delay in the ability to regain S-3 eligibility may result in offering terms that may not be advantageous to us. The ability to conduct primary offerings under a registration statement on Form S-3 has benefits to issuers who are eligible to use this short form registration statement. Form S-3 permits an eligible issuer to incorporate by reference its past and future filings and reports made under the Securities Exchange Act of 1934, as amended, or the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act of 1933, as amended, or the Securities Act. The shelf registration process under Form S-3, combined with the ability to incorporate information on a forward basis, allows issuers to avoid additional delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering on Form S-1. The ability to register securities for resale may also be limited as a result of the loss of S-3 eligibility.

One of the requirements for Form S-3 eligibility is for an issuer to have remained current on all of its cumulative dividend payments. During 2009, we suspended the payment of dividends on the Series C Preferred Stock, which pays cumulative dividends. In addition, we have been unable to pay our trust preferred dividend payments as of late. Another requirement for Form S-3 eligibility is for an issuer to have timely filed its Exchange Act reports (including Forms 10-K, 10-Q and certain Forms 8-K) for the 12-month period and any portion of the month immediately before the filing of such Form S-3. We were unable to timely file this Form 10-K. Without Form S-3 eligibility, we may experience delays in our ability to raise capital in the capital markets until we are current on all cumulative dividend payments. Assuming we were to become current on all cumulative dividend payments prior to the end of 2010 and timely file our required Exchange Act reports for approximately the next 12 months, the earliest we could regain the ability to use Form S-3 is April 1, 2011.

If our Company were to suffer loan losses similar in amounts to those that may be predicted by a SCAP test, they could have a material adverse effect on our results of operations and the price, and market for, our Common Stock.

The Treasury, in connection with its Supervisory Capital Assessment Program (“SCAP”), in 2009 administered a stress or SCAP test to the nation’s 19 largest banks based upon their loan balances at December 31, 2008. It has not administered a SCAP test to our company. The SCAP test is based on a 2-year cumulative loan loss assumption that represents two scenarios, a “baseline” and “more adverse” than expected scenario. These scenarios are not forecasts or projections of expected loan losses. However, if the SCAP test were to be applied, as of December 31, 2008, we believe our potential cumulative loan losses over the next two years under the “baseline” scenario may be $170 million, and under the “more adverse” scenario may be $280 million. These scenarios do not take into account our existing loan loss allowance or existing loan mark downs, so our future loan loss provision could be significantly less than these amounts. Nevertheless, if our Company were to suffer loan losses similar in amounts to those that may be predicted by a SCAP test, they could have a material adverse effect on our results of operations and the price, and market for, our stock.

We have recently had significant turnover in our senior management team, and this turnover could negatively impact our future results of operations.

Our success depends substantially on the skill and abilities of our executive officers and senior lending officers. The recent loss of key personnel has disrupted our operations. During the first three quarters of 2009, the Chief Executive Officer of the Company, the President of the Company (and former Chief Executive Officer of Gateway), the Chief Credit Officer, and the President of Shore resigned. We have now filled many of these positions, most recently hiring our new Chief Credit Officer in October 2009. We hired our new President and Chief Executive Officer in July 2009 and Executive Vice President and Chief Financial Officer in February 2009. In 2009, the Company established a special assets group and hired a Senior Vice President to lead the group. We cannot guarantee you that this new management team will be successful in executing our strategy and improving our current results of operations.

Governmental regulation and regulatory actions against us may impair our operations or restrict our growth.

We are subject to significant governmental supervision and regulation. These regulations are intended primarily for the protection of depositors, rather than shareholders. Statutes and regulations affecting our business may be changed at any time and the interpretation of these statutes and regulations by examining authorities may also change. Within the last several years, Congress and the President have passed and enacted significant changes to these statutes and regulations. There can be no assurance that such changes to the statutes and regulations or to their interpretation will not adversely affect our business. In addition to governmental supervision and regulation, we are subject to changes in other federal and state laws, including changes in tax laws, which could materially affect the banking industry. We are subject to the rules and regulations of the Federal Reserve. If we fail to comply with federal and state bank regulations, the regulators may limit our activities or growth and impose monetary penalties, which could severely limit or end our operations. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:

•	The level of capital that must be maintained;

•	The kinds of activities that can be engaged in;

•	The kinds and amounts of investments that can be made;

•	The locations of our financial centers;

•	Insurance of deposits and the premiums that we must pay for this insurance; and

•	The amount of cash we must set aside as reserves for deposits.

Bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule or regulation, any condition imposed in writing by the appropriate bank regulatory agency or any written agreement with the authority.

We are aware of and previously disclosed to our regulators that $21.5 million of a loan from BOHR to the Company is inadequately secured in violation of Regulation W promulgated by the Federal Reserve. Additionally, as of December 31, 2009, we are aware of and previously disclosed to our regulators that loans from Shore to its affiliates exceeded 20% of its capital stock and surplus. Possible enforcement actions against us could include the issuance of a cease-and-desist order that could be judicially enforced; the imposition of civil monetary penalties; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party; the appointment of a conservator or receiver; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; and the enforcement of such actions through injunctions or restraining orders. Any such regulatory action may have a material adverse effect on our ability to operate our bank subsidiaries and execute our strategy.

If the value of real estate in the markets we serve were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on us.

With approximately three-fourths of our loans concentrated in the regions of Hampton Roads and Richmond of Virginia, the Eastern Shore of Maryland, and the Triangle region of North Carolina, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. Moreover, our markets in Wilmington, North Carolina and the Outer Banks of North Carolina have been especially hard hit by recent declines in real estate values. A further decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would negatively impact our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies, and natural disasters.

Our construction and land development, commercial real estate, and equity line lending may expose us to a greater risk of loss and hurt our earnings and profitability.

Our business strategy centers, in part, on offering construction and land development, commercial, and equity line loans secured by real estate in order to generate interest income. These types of loans generally have higher yields and shorter maturities than traditional one-to-four family residential mortgage loans. At December 31, 2009, construction and land development, commercial, and residential loans secured by real estate totaled $2.0 billion, which represented 83% of total loans. Such loans increase our credit risk profile relative to other financial institutions that have higher concentrations of one-to-four family loans.

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

Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction, the marketability of the property, and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria are designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will safeguard against material delinquencies and losses to our operations.

At December 31, 2009, we had loans of $757.7 million or 31% of total loans outstanding to finance construction and land development. Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.

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

A portion of our residential and commercial lending is secured by vacant or unimproved land. Loans secured by vacant or unimproved land are generally more risky than loans secured by improved property for one-to-four family residential mortgage loans. Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business. These loans are susceptible to adverse conditions in the real estate market and local economy. At December 31, 2009, loans secured by vacant or unimproved property totaled $55.3 million or 2% of our loan portfolio.

Difficult market conditions have adversely affected our industry.

The global and U.S. economies continue to experience a protracted slowdown in business activity as a result of disruptions in the financial system, including a lack of confidence in the worldwide credit markets. Currently, the U.S. economy remains in the midst of one of its longest economic recessions in recent history. Dramatic declines in the housing market over the past 18 months, with falling home prices and increasing foreclosures, unemployment, and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. Market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could continue to adversely affect our business, financial condition, and results of operations. Market developments may continue to affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and could have a material adverse effect on the value of, or market for, our Common Stock.

A significant part of Gateway’s loan portfolio is unseasoned, and we can give no assurances as to the levels of future losses related to that portfolio.

On December 31, 2008, we acquired Gateway. From the beginning of 2007 through September 30, 2008, Gateway’s loan portfolio grew by approximately 21%, including approximately $166 million in loans acquired as a result of its 2007 acquisition of The Bank of Richmond, N.A. It is difficult to assess the future potential performance of this part of Gateway’s loan portfolio due to the relatively recent origination of these loans, as it can take several years for loan difficulties to become apparent. We can give no assurance regarding the extent to which these loans may become non-performing or delinquent, leading to future losses.

We are not paying dividends on our preferred stock or Common Stock and are deferring distributions on our Trust Preferred Securities, and we are prevented in otherwise paying cash dividends on our Common Stock. The failure to resume paying dividends on our Series C Preferred Stock and Trust Preferred Securities may adversely affect us.

We historically paid cash dividends prior to the third quarter of 2009. During the third quarter of 2009, we suspended dividend payments on our Common Stock. In the fourth quarter of 2009, we also suspended Series A Preferred Stock and Series B Preferred Stock dividends and began to defer dividends on our Series C Preferred Stock and on our Trust Preferred Securities.

We are prevented from paying dividends until our financial position improves. There is no assurance that we will be able to resume paying cash dividends. Even if allowed to resume paying dividends again, future payment of cash dividends on our Common Stock, if any, will be subject to the prior payment of all unpaid dividends and deferred distributions on our Series C Preferred Stock and Trust Preferred Securities.

In addition, all dividends are declared and paid at the discretion of our board of directors and are dependent upon our liquidity, financial condition, results of operations, regulatory capital requirements, and such other factors as our board of directors may deem relevant. Further, dividend payments on our Series C Preferred Stock and distributions on our Trust Preferred Securities are cumulative, and therefore, unpaid dividends and distributions will accrue and compound on each subsequent dividend payment date. In the event of any liquidation, dissolution, or winding up of the affairs of the Company, holders of the Series C Preferred Stock shall be entitled to receive for each share of Series C Preferred Stock the liquidation amount plus the amount of any accrued and unpaid dividends. If we miss six quarterly dividend payments, whether or not consecutive, the Treasury will have the right to appoint two directors to our board of directors until all accrued but unpaid dividends have been paid. We cannot pay dividends on our outstanding shares of Series C Preferred Stock or our Common Stock until we have paid in full all deferred distributions on our Trust Preferred Securities.

The ability of our banking subsidiaries to pay dividends to us is limited by obligations to maintain sufficient capital and by other general restrictions on dividends that are applicable to our banking subsidiaries. If we do not satisfy these regulatory requirements, we are unable to pay dividends on our Common Stock. Holders of our Common Stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. We are subject to formal regulatory restrictions that do not permit us to declare or pay any dividend without the prior written approval of our banking regulators. Although we can seek to obtain a waiver of this prohibition, banking regulators may choose not to grant such a waiver, and we would not expect to be granted a waiver or be released from this obligation until our financial performance improves significantly. Therefore, we may not be able to resume payments of dividends in the future.

The Company can give no assurances that its deferred tax asset will not become impaired in the future because it is based on projections of future earnings, which are subject to uncertainty and estimates that may change based on economic conditions.

The Company can give no assurances that its deferred tax asset will not become impaired in the future. As of December 31, 2009 and 2008, the Company recorded net deferred income tax assets of approximately $56.4 million and $32.6 million, respectively. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the deferred tax asset will not be realized. “More likely than not” is defined as greater than a 50% chance. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed. Management’s assessment is primarily dependent on historical taxable income and projects of future taxable income, which are directly related to the Company’s core earnings capacity and its prospects to generate core earnings in the future. Projections of core earnings and taxable income are inherently subject to uncertainty and estimates that may change given an uncertain economic outlook and current banking industry conditions. Due to the uncertainty of estimates and projections, it is possible that the Company will be required to record adjustments to the valuation allowance in future reporting periods.

Our ability to maintain adequate sources of funding may be negatively impacted by the current economic environment which may, among other things, impact our ability to resume the payment of dividends or satisfy our obligations.

Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. In managing our balance sheet, a primary source of funding is customer deposits. The amount of our certificates of deposit has decreased during 2009, primarily due to interest rate fluctuations. Our ability to continue to attract these deposits and other funding sources is subject to variability based upon a number of factors including volume and volatility in the securities markets and the relative interest rates that we are prepared to pay for these liabilities. Further, BOHR is prohibited from obtaining or renewing brokered deposits because it is not “well-capitalized.” BOHR, because it is not “well capitalized,” is further prohibited from paying rates in excess of 75 basis points above the national market average. At December 31, 2009, our total risk based capital was $44.7 million below the minimum standard for being “well-capitalized” on a consolidated basis. Our potential inability to maintain adequate sources of funding may, among other things, impact our ability to resume the payment of dividends or satisfy our obligations.

Our ability to maintain adequate sources of liquidity may be negatively impacted by the current economic environment which may, among other things, impact our ability to pay dividends or satisfy our obligations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of investments or loans, the issuance of equity and debt securities, and other sources could have a substantial negative affect on our liquidity. Factors that could detrimentally impact our access to liquidity sources include operating losses; rising levels of non-performing assets; a decrease in the level of our business activity as a result of a downturn in the markets in which our loans or deposits are concentrated or as a result of a loss of confidence in us by our customers, lenders, and/or investors; or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial industry in light of the turmoil faced by banking organizations and the continued deterioration in credit markets. Under current market conditions, the confidence of depositors, lenders, and investors is critical to our ability to maintain our sources of liquidity.

The management of liquidity risk is critical to the management of our business and to our ability to service our customer base. In managing our balance sheet, a primary source of liquidity is customer deposits. Our ability to continue to attract these deposits and other funding sources is subject to variability based upon a number of factors including volume and volatility in the securities markets and the relative interest rates that we are prepared to pay for these liabilities. The availability and level of deposits and other funding sources, including borrowings and the issuance of equity and debt securities, is highly dependent upon the perception of the liquidity and creditworthiness of the financial institution, which such perception can change quickly in response to market conditions or circumstances unique to a particular company. Concerns about our financial condition or concerns about our credit exposure to other persons could adversely impact our sources of liquidity, financial position, regulatory capital ratios, results of operations, and our business prospects. If our capital ratios or liquidity position further deteriorate, we potentially face regulatory action, including a takeover of BOHR.

We sustained a large operating loss in 2009 and we may experience another loss in 2010. Our non-performing assets are at high levels and continue to rise. Our capital has been reduced by the operating loss, and we were unsuccessful in 2009 in raising additional capital. We face the possibility of entering into an agreement with regulators that may require certain actions on our part and impose certain restrictions on our activities. These factors may have an adverse impact on our sources of liquidity.

The current economic environment may negatively impact our ability to maintain required capital levels or otherwise negatively impact our financial condition, which may, among other things, limit our access to certain sources of funding and liquidity.

If the level of deposits were to materially decrease, we would have to raise additional funds by increasing the interest that we pay on certificates of deposit or other depository accounts, seek other debt or equity financing or draw upon our available lines of credit. We rely on commercial, retail, and brokered deposits as well as advances from the FHLB and the Federal Reserve discount window to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB or market conditions were to change or because we are restricted from doing so by regulatory restrictions. For example, BOHR is prohibited from obtaining brokered deposits because it is not “well-capitalized.” Additionally, the FHLB or Federal Reserve could limit our access to additional borrowings. We constantly monitor our activities with respect to liquidity and evaluate closely our utilization of our cash assets; however, there can be no assurance that our liquidity or the cost of funds to us may not be materially and adversely impacted as a result of economic, market or operational considerations that we may not be able to control.

We may face increasing deposit-pricing pressures, which may, among other things, reduce our profitability.

Deposit pricing pressures may result from competition as well as changes to the interest rate environment. Under current conditions, pricing pressures also may arise from depositors who demand premium interest rates from what they perceive to be a troubled financial institution. Current economic conditions have intensified competition for deposits. The competition has had an impact on interest rates paid to attract deposits as well as fees charged on deposit products. In addition to the competitive pressures from other depository institutions, we face heightened competition from non-depository financial products such as securities and other alternative investments. Furthermore, technology and other market changes have made it more convenient for bank customers to transfer funds for investing purposes. Bank customers also have greater access to deposit vehicles that facilitate spreading deposit balances among different depository institutions to maximize FDIC insurance coverage. In addition to competitive forces, we also are at risk from market forces as they affect interest rates. It is not uncommon when interest rates transition from a low interest rate environment to a rising rate environment for deposit and other funding costs to rise in advance of yields on earning assets. In order to keep deposits required for funding purposes, it may be necessary to raise deposit rates without commensurate increases in asset pricing in the short term. Finally, we may see interest rate pricing pressure from depositors concerned about our financial condition and levels of non-performing assets.

Historically, we have tried to maintain deposit interest rates at a competitive level without exceeding market standards. We have utilized special pricing on selected maturities of certificates of deposit and offered competitively attractive interest rates on promotional savings and money market products including a promotional money market program initiated by BOHR. The interest rates for the majority of the funds raised in this promotion are committed through June 30, 2010. If BOHR is still less than “well capitalized” at that time, BOHR would be required to reduce the interest rate to comply with the rate cap restriction discussed earlier. We could experience deposit withdrawals greater than the amount we might otherwise experience if the rate cap restrictions were not in effect. Overall, however, our deposit interest costs historically have been below the average of peers. While we will continue efforts to maintain reasonable deposit interest rates, we cannot be assured of being successful in those efforts. With such competitive pressures, the possibility of rising interest rates, and potential depositor confidence issues, we are at risk of reduced profitability in order to maintain funding for our asset base.

We may continue to incur losses if we are unable to successfully manage interest rate risk.

Our profitability depends in substantial part upon the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest bearing liabilities. These rates are normally in line with general market rates and rise and fall based on management’s view of our needs. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, and the volume of loan originations in our mortgage banking business. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. This could in turn have a material adverse affect on the value of our Common Stock.

Certain built-in losses could be limited if we experience an ownership change, as defined in the Internal Revenue Code.

Certain of our assets may have built-in losses such as loans to the extent the basis of such assets exceeds fair market value. Section 382 of the Internal Revenue Code may limit the benefit of these built-in losses which exist at the time of an “ownership change.” A Section 382 “ownership change” occurs if a stockholder or a group of stockholders who are deemed to own at least 5% of our Common Stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. If an “ownership change” occurs, Section 382 would impose an annual limit on the amount of recognized built-in losses we can use to reduce our taxable income equal to the product of the total value of our outstanding equity immediately prior to the “ownership change” and the federal long-term tax-exempt interest rate in effect for the month of the “ownership change.” A number of special rules apply to calculating this limit. The limitations contained in Section 382 apply for a five year period beginning on the date of the “ownership change” and any recognized built-in losses that are limited by Section 382 may be carried forward and reduce our future taxable income for up to 20 years, after which they expire. If an “ownership change” were to occur, the annual limit per Section 382 could defer our ability to use some, or all, of the built-in-losses to offset taxable income.

A substantial decline in the value of our FHLB common stock may result in an “other-than-temporary” impairment charge.

We own common stock of the FHLB in order to qualify for membership in the FHLB system, which enables us to borrow funds under the FHLB advance program. The carrying value and fair market value of our FHLB common stock was approximately $19.7 million as of December 31, 2009. On January 30, 2009, the FHLB announced that in light of the other-than-temporary impairment analysis that it was still completing for the fourth quarter of 2008, it was deferring the declaration of its fourth quarter dividend. Consequently, for this and other reasons there is a risk that our investment in common stock of the FHLB could be deemed other-than-temporarily impaired at some time in the future, which would adversely affect our earnings and the value, or market for, of our Common Stock.

Our future success is dependent on our ability to compete effectively in the highly competitive banking industry.

We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions for deposits, loans, and other financial services that serve our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. While we believe we compete effectively with these other financial institutions serving our primary markets, we may face a competitive disadvantage to larger institutions. If we have to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, our net interest margin and income could be negatively affected. Failure to compete effectively to attract new, or to retain existing, clients may reduce or limit our margins and our market share and may adversely affect our results of operations, financial condition, growth, and the value of our Common Stock.

Our operations and customers might be affected by the occurrence of a natural disaster or other catastrophic event in our market area.

Because a substantial portion of our loans are with customers and businesses located in the central and coastal portions of Virginia, North Carolina, and Maryland, catastrophic events, including natural disasters such as hurricanes which historically have struck the east coast of the United States with some regularity, or terrorist attacks could disrupt our operations. Any of these natural disasters or other catastrophic events could have a negative impact on our financial centers and customer base as well as collateral values and the strength of our loan portfolio. Any natural disaster or catastrophic event affecting us could have a material adverse impact on our operations and the value of our Common Stock.

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

Virginia law and the provisions of our Articles of Incorporation, as amended, and Bylaws could deter or prevent takeover attempts by a potential purchaser of our Common Stock that would be willing to pay you a premium for your shares of our Common Stock.

Our Articles of Incorporation, as amended, and Bylaws contain provisions that may be deemed to have the effect of discouraging or delaying uninvited attempts by third parties to gain control of the Company. These provisions include the division of our board of directors into classes and the ability of our board to set the price, term, and rights of, and to issue, one or more additional series of our preferred stock. Similarly, the Virginia Stock Corporation Act contains provisions designed to protect Virginia corporations and employees from the adverse effects of hostile corporate takeovers. These provisions reduce the possibility that a third party could effect a change in control without the support of our incumbent directors. These provisions may also strengthen the position of current management by restricting the ability of shareholders to change the composition of the board, to affect its policies generally, and to benefit from actions that are opposed by the current board.

Our directors and officers have significant voting power.

As of March 25, 2010, the Company’s officers and directors beneficially owned approximately 17% of the issued and outstanding shares of the Company’s Common Stock. By voting against a proposal submitted to shareholders, the directors and officers have the ability to influence voting results for proposals requiring the approval of shareholders such as mergers, share exchanges, asset sales, and amendments to our Articles of Incorporation, as amended.

Our management has identified a material weaknesses in our internal control over financial reporting, which if not properly remediated could result in material misstatements in our future interim and annual financial statements and have a material adverse effect on our business, financial condition and results of operations and the price of our common stock.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

As further described in “Item 9A. Controls and Procedures,” our management has identified certain significant deficiencies in our internal control over financial reporting and our auditors have concluded that these control deficiencies constituted a “material weakness” in internal controls over financial reporting at December 31, 2009. A material weakness, as defined in the standards established by the Public Company Accounting Oversight Board (“PCAOB”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Although we are in the process of implementing and have already implemented certain initiatives aimed at addressing these significant deficiencies and the Company believes it has appropriately addressed the material weakness in its internal control over financial reporting, these initiatives may not remediate the material weakness. Failure to achieve and maintain an effective internal control environment could result in us not being able to accurately report our financial results, prevent or detect fraud or provide timely and reliable financial information pursuant to the reporting obligations we will have as a public company, which could have a material adverse effect on our business, financial condition and results of operations. Further, it could cause our investors to lose confidence in the financial information we report, which could adversely affect the price of our common stock.

We may be unable to recruit, motivate, and retain qualified employees.

Our success depends, in part, upon our ability to attract, motivate, and retain a sufficient number of qualified employees. Our financial condition and recent history of consecutive quarterly losses might make it difficult to attract and retain qualified employees. Our inability to recruit, motivate, and retain such individuals may result in higher employee turnover, which could have a further material adverse effect on our business, financial condition, results of operations, and cash flows. Additionally, competition for qualified employees could require us to pay higher wages and provide additional benefits to attract sufficient employees, which could result in higher labor costs.

Risks Relating to our Capital Structure and Ability to Raise Capital

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for nearly 24 months. The volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices, including the price of our Common Stock, and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience a more adverse effect on our Common Stock, our ability to access capital, and on our business, financial condition, and results of operations.

The Company has issued three series of preferred stock that have rights that are senior to those of its common shareholders.

The Company has issued 23,266 shares of Series A Non-Convertible Non-Cumulative Perpetual Preferred Stock, no par value per share (the “Series A Preferred Stock”), 37,550 shares of Series B Non-Convertible Non-Cumulative Perpetual Preferred Stock, no par value per share (the “Series B Preferred Stock”) and 80,347 shares of Series C Fixed Rate Cumulative Perpetual Preferred Stock, Series C, no par value per share (the “Series C Preferred Stock”). Each of these series of preferred stock of the Company ranks senior to its shares of Common Stock. As a result, the Company must make dividend payments on each series of the preferred stock before any dividends can be paid on its Common Stock and, in the event of its bankruptcy, dissolution, or liquidation, the holders of each series of the preferred stock must be satisfied before any distributions can be made on its Common Stock. The Company has the right to defer distributions on its preferred stock for any period of time, during which time no dividends may be paid on its Common Stock. The dividends declared on preferred stock will reduce the net income available to common shareholders and the Company’s earnings per common share.

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

Pursuant to the terms of the TARP, we adopted certain standards for executive compensation and corporate governance for the period during which the Treasury holds an investment in us. These standards generally apply to our five most highly compensated senior executive officers, including our Chief Executive Officer, and certain of these restrictions also apply to our twenty most highly compensated senior executives. The standards include, among other things, ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; a required claw back of any bonus or incentive compensation paid to a senior executive officer or one of the next twenty most highly compensated employees based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate; a prohibition on making golden parachute payments to senior executives; an agreement not to deduct for tax purposes annual compensation in excess of $500 thousand for each senior executive; and a limitation on bonuses. In particular, the change to the deductibility limit on executive compensation may increase the overall cost of our compensation programs in future periods and may make it more difficult to attract suitable candidates to serve as executive officers.

Risks Relating to Market, Legislative, and Regulatory Events

Our business, financial condition, and results of operations are highly regulated and could be adversely affected by new or changed regulations and by the manner in which such regulations are applied by regulatory authorities.

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies placing increased focus on and scrutiny of the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. In addition to participating in Treasury’s CPP and CAP, the U.S. Government has taken steps that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insured deposits. These programs subject us and other financial institutions who have participated in these programs to additional restrictions, oversight and/or costs that may have an impact on our business, financial condition, results of operations or the price of our Common Stock.

Compliance with such regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and limit our ability to pursue business opportunities in an efficient manner. We also will be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The increased costs associated with anticipated regulatory and political scrutiny could adversely impact our results of operations.

New proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry. Federal and state regulatory agencies also frequently adopt changes to their regulations and/or change the manner in which existing regulations are applied. We cannot predict whether any pending or future legislation will be adopted or the substance and impact of any such new legislation on us. Additional regulation could affect us in a substantial way and could have an adverse effect on its business, financial condition and results of operations.

Current and future increases in FDIC insurance premiums, including the FDIC special assessment imposed on all FDIC-insured institutions, will decrease our earnings. In addition, FDIC insurance assessments will likely increase from not maintaining a well capitalized status, which would further decrease earnings.

EESA temporarily increased the limit on FDIC coverage to $250,000 for all accounts through December 31, 2013. In addition, in May of 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the DIF. The assessment is equal to five basis points of the Company’s total assets minus Tier 1 capital as of June 30, 2009. This represented a charge of approximately $1.4 million, which was recorded as a pre-tax charge during the second quarter of 2009. The FDIC has indicated that future special assessments are possible.

In addition, the regulatory capital ratios of BOHR decreased during the fourth quarter of 2009 below “well capitalized” status based on regulatory standards. At December 31, 2009, it satisfied the minimum regulatory capital requirements and was “adequately capitalized” within the meaning of federal regulatory requirements. FDIC insurance assessments for BOHR will likely increase due to this change in regulatory capital status. Any increases in FDIC insurance assessments would decrease our earnings.

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

The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect the net interest margin. It also can materially decrease the value of financial assets we hold, such as debt securities. Its policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. Additionally, on June 17, 2009, Treasury released a white paper proposing sweeping financial reforms, including the creation of a Consumer Financial Protection Agency with extensive powers. If enacted, the proposals would significantly alter not only how financial firms are regulated but also how they conduct their business. Changes in Federal Reserve policies and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur or the manner in which any future changes may affect our business, financial condition and results of operation.

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

On October 3, 2008, President Bush signed EESA into law. The legislation was the result of a proposal by then Secretary of the Treasury Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the Treasury announced the CPP, a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions. On October 14, 2008, the FDIC announced the development of a guarantee program under the systemic risk exception to the FDIA pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”). Also, on February 17, 2009, President Obama signed ARRA into law, which contains a wide array of provisions aimed at stimulating the U.S. economy.

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

The programs established or to be established under the EESA, ARRA, and TARP may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, participation in the TARP CPP will limit (without the consent of the Treasury) our ability to increase our dividend or to repurchase our stock for so long as any securities issued under such program remain outstanding. It will also subject us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDIA, whether we participate or not, may have an adverse effect on us. We do not participate in the FDIC Temporary Liquidity Guarantee Program. However, we may be required to pay significantly higher FDIC premiums even though we do not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The effects of participating or not participating in any such programs and the extent of our participation in such programs cannot reliably be determined at this time.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its fiscal year ended December 31, 2009 and that remain unresolved.

ITEM 2 – PROPERTIES

We lease our executive offices, which are located at 999 Waterside Drive, Suite 200, Norfolk, VA 23510. The original lease was dated May 26, 2005 and includes a portion of the first floor and all of the second floor. There has been one amendment to the lease, which adds a portion of the nineteenth floor. This lease expires September 30, 2016. We operate from the locations listed below:

Accomac, VA	22349 Counsel Drive (8)	Lease
Cape Charles, VA	22468 Lankford Highway (3)	Own
Cary, NC	4725 SW Cary Parkway (10)	Own
Chapel Hill, NC	504 Meadowmont Village Center (10)	Lease
Chapel Hill, NC	421 Meadowmont Village Center (9)	Lease
Charlottesville, VA	204 Albemarle Square (3)	Lease
Charlottesville, VA	690 Berkmar Circle (9)	Lease
Chesapeake, VA	201 Volvo Parkway (3)	Own
Chesapeake, VA	852 N George Washington Highway (3)	Own
Chesapeake, VA	712 Liberty Street (3)	Own
Chesapeake, VA	4108 Portsmouth Boulevard (3)	Own
Chesapeake, VA	4720 Battlefield Boulevard (3)	Own
Chesapeake, VA	239 Battlefield Boulevard S (3)	Own
Chesapeake, VA	111 Gainsborough Square (4)	Own
Chesapeake, VA	1500 Mount Pleasant Road (3)	Lease Land/Own Building
Chesapeake, VA	1400 Kempsville Road (3)	Lease
Chesapeake, VA	1403 Greenbrier Parkway (3)	Lease
Chesapeake, VA	204 Carmichael Way (3)	Own
Chincoteauge, VA	6350 Maddox Boulevard (3)	Own

Edenton, NC	322 S Broad Street (13)	Own
Elizabeth City, NC	112 Corporate Drive (6)	Own
Elizabeth City, NC	1145 North Road Street (14)	Lease Land/Own Building
Elizabeth City, NC	1404 West Ehringhaus Street (3)	Own
Elizabeth City, NC	400 West Ehringhaus Street (4)	Own
Elizabeth City, NC	961-A Oak Stump Road (2)	Lease
Emporia, VA	520 South Main Street (3)	Own
Emporia, VA	100 Dominion Drive (3)	Own
Exmore, VA	4071 Lankford Highway (3)	Own
Greenville, NC	204 East Arlington Boulevard (9)	Lease
Hertford, NC	147 North Church Street (2)	Own
Kitty Hawk, NC	3600 Croatan Highway (4)	Own
Kitty Hawk, NC	5406 North Croatan Highway (14)	Lease Land/Own Building
Midlothian, VA	13804 Hull Street (3)	Own
Moyock, NC	100 Moyock Commons Drive (4)	Own
Nags Head, NC	2808 South Croatan Highway (5)	Lease
Newport News, VA	749A Thimble Shoals Boulevard (11)	Lease
Newport News, VA	753 Thimble Shoals Boulevard (2)	Lease
Norfolk, VA	4500 East Princess Anne Road (3)	Own
Norfolk, VA	539 West 21st Street (10)	Lease
Norfolk, VA	500 Plume Street East (3)	Lease
Norfolk, VA	4037 East Little Creek Road (3)	Lease
Norfolk, VA	999 Waterside Drive, Suite 101(3)	Lease
Norfolk, VA	999 Waterside Drive 2nd Floor (6)	Lease
Norfolk, VA	999 Waterside Drive, Suite 1925 (6)	Lease
Onley, VA	25253 Lankford Highway (10)	Lease Land/Own Building
Onley, VA	25020 Shore Parkway (6)	Own
Parksley, VA	18426 Dunne Avenue (3)	Own
Plymouth, NC	433 US Highway 64 East (4)	Own
Pocomoke City, MD	103 Pocomoke Marketplace (3)	Lease
Raleigh, NC	8470 Falls of Neuse Road (10)	Own
Raleigh, NC	2235 Gateway Access Point (10)	Own
Richmond, VA	5300 Patterson Avenue (10)	Own
Richmond, VA	2730 Buford Road (3)	Own
Richmond, VA	8209 West Broad Street (3)	Own
Richmond, VA	12090 West Broad Street (3)	Own
Roper, NC	102 West Buncombe Street (3)	Own
Salisbury, MD	1503 South Salisbury Boulevard (3)	Own
Salisbury, MD	100 West Main Street (3)	Own
Suffolk, VA	117 Market Street (3)	Own
Suffolk, VA	2825 Godwin Drive (10)	Own
Virginia Beach, VA	5472 Indian River Road (3)	Own
Virginia Beach, VA	1100 Dam Neck Road (3)	Own
Virginia Beach, VA	713 Independence Boulevard (3)	Lease
Virginia Beach, VA	1580 Laskin Road (12)	Lease Land/Own Building
Virginia Beach, VA	641 Lynnhaven Parkway (7)	Own
Virginia Beach, VA	3801 Pacific Avenue (3)	Lease
Virginia Beach, VA	2098 Princess Anne Road (10)	Lease Land/Own Building
Virginia Beach, VA	3001 Shore Drive (3)	Lease
Virginia Beach, VA	1316 North Great Neck Road (3)	Lease
Virginia Beach, VA	281 Independence Bouelvard (3)	Lease
Wake Forest, NC	152 Capcom Avenue (3)	Lease
Wilmington, NC	901 Military Cutoff Road (10)	Own

(1)	Includes banking, investment brokerage, and insurance services

(2)	Insurance services only
(3)	Banking services only
(4)	Banking and insurance services
(5)	Banking and investment brokerage services
(6)	Operations center
(7)	Banking and title insurance services
(8)	Investment brokerage services only
(9)	Loan production office
(10)	Banking and mortgage services
(11)	Title services
(12)	Banking, investment, and mortgage services
(13)	Banking, insurance, and mortgage services
(14)	Banking, investment, insurance, and mortgage services

All of our properties are in good operating condition and are adequate for our present and anticipated future needs.

ITEM 3 – LEGAL PROCEEDINGS

In the ordinary course of our operations, we may become party to legal proceedings. Currently, we are not party to any material legal proceedings.

ITEM 4 – REMOVED AND RESERVED

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock and Dividend Payments

Market Information

Our Common Stock began trading on the NASDAQ Global Select Market under the symbol “HMPR” on September 12, 2007. Prior to listing on the NASDAQ Global Select Market, our Common Stock traded on the NASDAQ Capital Market starting August 3, 2006, and before that, on the Over-the-Counter Bulletin Board, a NASDAQ sponsored and operated inter-dealer quotation system for equity securities. The following table sets forth for the periods indicated the high and low prices per share of our Common Stock as reported on the NASDAQ Global Select Market along with the quarterly cash dividends per share declared. Per share prices do not include adjustments for markups, markdowns, or commissions.

			Cash Dividend Declared
	Sales Price
	High	Low
2009
First Quarter	$9.50	$5.96	$0.11
Second Quarter	9.90	7.20	0.11
Third Quarter	7.98	2.72	—
Fourth Quarter	2.70	1.67	—

2008
First Quarter	$12.45	$9.50	$0.11
Second Quarter	13.92	9.51	0.11
Third Quarter	13.00	10.07	0.11
Fourth Quarter	12.00	6.25	0.11

Number of Shareholders of Record

As of March 25, 2010, we had 22,153,594 shares of Common Stock outstanding, which were held by 4,910 shareholders of record. In addition, we had approximately 4,600 beneficial owners who own their shares through brokers.

Dividend Policy

Dividends paid are limited by the requirement to meet capital guidelines issued by regulatory authorities, and future declarations are subject to financial performance and regulatory requirements. During 2008 and the first half of 2009, the Company paid cash dividends of $0.11 per share on a quarterly basis. Due to net losses incurred in 2009, on July 30, 2009, the Board of Directors voted to suspend the quarterly dividend on the Company Common Stock in order to preserve capital and liquidity. Our ability to distribute cash dividends in the future may be limited by negative regulatory restrictions and the need to maintain sufficient consolidated capital. On October 30, 2009, the Company announced that it had suspended its Series A and B Preferred dividend as an additional method to preserve capital and liquidity.

In addition, the Company announced on November 17, 2009 that it had notified the Treasury of its intent to defer the payment of its regular quarterly cash dividends on its Series C Preferred Stock issued to the Treasury in connection with the Company’s participation in the Treasury’s TARP CPP. Under the terms of the Series C Preferred Stock, the Company is required to pay on a quarterly basis a dividend rate of 5% per year for the first five years, after which the dividend rate automatically increases to 9% per year. Dividend payments may be deferred, but the dividend is a cumulative dividend and failure to pay dividends for six dividend periods would trigger board appointment rights for the holder of the Series C Preferred Stock.

Because the Company previously suspended quarterly dividend payments to holders of the Series A Preferred Stock and Series B Preferred Stock, it is required under applicable law to defer dividends on the Series C Preferred Stock. However, because the Series C Preferred Stock dividend is cumulative, the dividend has been accrued.

The primary source of funds for dividends paid to our shareholders is the dividends received from our subsidiaries. Our Banks are subject to laws and regulations that limit the amount of dividends that they can pay. Under Virginia law, a bank may not declare a dividend in excess of its undivided profits. In addition, our bank subsidiaries may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the respective bank in any calendar year exceeds the total of that bank’s year to date retained net income, combined with its retained net income of the two preceding years, unless the dividend is approved by the Federal Reserve. Our Banks may not declare or pay any dividend if, after making the dividend, the bank would be “undercapitalized,” as defined in the banking regulations.

All classes of preferred stock are in a superior ownership position compared to Common Stock. Dividends must be paid to the preferred stockholder before they can be paid to the common stockholder. The Company has issued 23,266 shares of Series A Preferred Stock, 37,550 shares of Series B Preferred Stock and 80,347 shares of Series C Preferred Stock. The Company must make dividend payments on each series of the preferred stock before any dividends can be paid on its Common Stock and, in the event of its bankruptcy, dissolution, or liquidation, the holders of each series of the preferred stock must be satisfied before any distributions can be made on its Common Stock. The Company has the right to defer distributions on its preferred stock for any period of time, during which time no dividends may be paid on its Common Stock. The dividends declared on the Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock will reduce the net income available to common shareholders and the Company’s earnings per common share. Additionally, the ownership interest of the existing holders of Common Stock will be diluted to the extent the warrant the Company issued to the Treasury in conjunction with the sale to the Treasury of the Series C Preferred Stock is exercised. Although the Treasury has agreed not to vote any of the shares of Common Stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of Common Stock acquired upon exercise of the warrant is not bound by this restriction.

The securities purchase agreement between the Company and Treasury provides that prior to the earlier of (i) December 31, 2011 or (ii) the date on which all of the shares of the Series C Preferred Stock have been redeemed by the Company or transferred by the Treasury to third parties, the Company may not, without the consent of the Treasury, (a) increase the cash dividend on its Common Stock or (b) subject to limited exceptions, redeem, repurchase, or otherwise acquire shares of its Common Stock or preferred stock other than the Series C Preferred Stock or Trust Preferred Securities. In addition, the Company is unable to pay any dividends on its Common Stock unless it is current in its dividend payments on the Series C Preferred Stock. The Company is prevented from paying dividends on its preferred stock and Common Stock until its financial condition improves.

Additionally, the Federal Reserve and the Bureau of Financial Institutions have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the Federal Reserve and the Bureau of Financial Institutions have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

We are also subject to certain federal regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect our dividend policies. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition.

Performance Graph

The graph below presents five-year cumulative total return comparisons through December 31, 2009, in stock price appreciation and dividends for our Common Stock, the Standard & Poor’s 500 Total Return Index (“S & P 500”), Keefe, Bruyette, & Woods 50 Total Return Index (“KBW 50”), and the SNL Securities index including banks between $1 billion and $5 billion in total assets (“SNL $1B-$5B Bank Index”). Returns assume an initial investment of $100 at the market close on December 31, 2004 and reinvestment of dividends. SNL $1B-$5B Bank Index was added for year-end 2009 as it is a more relevant index on which to base our Company. We plan to use the SNL $1B-$5B Bank Index in future filings because we believe it contains more issuers from our direct peer group than the KBW 50 index. Values as of each year-end of the $100 initial investment are shown in the following table and graph.

	Period Ending
Index	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Hampton Roads Bankshares, Inc.	100.00	94.79	111.68	120.84	87.57	17.88
KBW 50	100.00	101.46	121.17	94.74	49.69	48.81
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
SNL Bank $1B - $5B	100.00	98.29	113.74	82.85	68.72	49.26

Recent Sales of Unregistered Securities

On November 20, 2009, we sold unregistered shares of Common Stock to the officers and directors of the Company identified below.

Purchaser	Number of Shares Received	Total Consideration Paid
Patrick E. Corbin	44,843.05	$100,000.00
John A. B. Davies, Jr.	44,843.05	100,000.00
Bobby L. Ralph	2,242.15	5,000.00
Roland C. Smith, Sr.	44,843.05	100,000.00

The consideration paid by was the consolidated closing bid price of the Common Stock on that date, $2.23 per share. All sales were made pursuant to Rule 506 of Regulation D. Each of these sales was deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) and Rule 506 of the Securities Act of 1933 as transactions by an issuer not involving a public offering.

In addition, on December 30, 2009, John A. B. Davies, Jr. received a fully-vested 25,000 share award of restricted Common Stock as an inducement for joining the Company. This award was deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company announced an open ended program on August 13, 2003 by which management was authorized to repurchase an unlimited number of the Company’s shares of Common Stock in the open market and through privately negotiated transactions. During 2009, the Company repurchased a total of 69,820 shares of its Common Stock. The Company did not repurchase any shares of Common Stock other than through this publicly announced plan. Details for the transactions conducted during the last quarter of 2009 appear below.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2009 - October 31, 2009	—	$—	—	—
November 1, 2009 - November 30, 2009	—	—	—	—
December 1, 2009 - December 31, 2009	82.49	1.75	82.49	—

Total	82.49	$1.75	82.49	—

ITEM 6 – SELECTED FINANCIAL DATA

The Selected Financial Data on page 2 in the excerpts from the Annual Report for the year ended December 31, 2009 is incorporated herein by reference.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 3 through 36 in the excerpts from the Annual Report for the year ended December 31, 2009 is incorporated herein by reference.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information on the Quantitative and Qualitative Disclosures About Market Risk included in the Interest Rate Sensitivity section on pages 30 through 31 in the excerpts from the Annual Report for the year ended December 31, 2009 is incorporated herein by reference.

Other than freestanding derivatives associated with interest rate lock commitments on mortgage loans which the Company intends to sell in the secondary market, we had no derivative financial instruments, foreign currency exposure, or trading portfolio as of December 31, 2009.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company and the Report of Independent Registered Public Accounting Firm set forth on pages 37 through 82 in the excerpts from the Annual Report for the year ended December 31, 2009 are incorporated herein by reference or as noted and included as part of this Form 10-K:

Page in the excerpts from the Annual Report

Consolidated Balance Sheets December 31, 2009 and 2008	34

Consolidated Statements of Operations Years Ended December 31, 2009, 2008, and 2007	35

Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2009, 2008, and 2007	36

Consolidated Statements of Cash Flows Years Ended December 31, 2009, 2008, and 2007	37

Notes to Consolidated Financial Statements December 31, 2009, 2008, and 2007	39-80

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including, without limitation, that such information is accumulated and communicated to Company management, including the Company’s principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Among other factors in its evaluation, the Company considered the underlying reasons for the material weakness in internal control over financial reporting described below. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that material information is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder. This conclusion regarding the Company’s disclosure controls and procedures is based solely on management’s conclusion that the Company’s internal control over financial reporting is ineffective.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management’s Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was ineffective based on those criteria.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has evaluated the severity of each deficiency, individually and in aggregate and the effectiveness of mitigating controls and has determined material weaknesses exist with the controls over financial reporting. The areas in which these deficiencies existed are summarized as follows:

•

Inadequate controls over the accounting for income taxes. The Company lacked sufficient personnel with adequate technical skills related to accounting for income taxes. This deficiency resulted in misstatements in the Company’s preliminary consolidated financial statements. These errors were corrected by management in the Company’s consolidated financial statements as of and for the year ended December 31, 2009, included in this Annual Report.

•

Ineffective controls over the accounting for certain loan transactions. Specifically, the Company lacked adequate controls over accounting for loans or partial loans sold to other institutions and accounting for payments and accrual of interest on certain nonaccrual loans. . With regard to accounting for loans or partial loans sold to other institutions, management determined personnel lacked adequate knowledge in accounting for these matters. With regard to accounting for payments and accrual of interest on certain nonaccrual loans, management determined that it lacked sufficient procedures to determine whether these loan payments were properly processed. Errors that resulted from accounting for certain loan transactions were corrected by management in the Company’s consolidated financial statements as of and for the year ended December 31, 2009, included in this Annual Report, within an amount that was deemed to be immaterial.

•

Ineffective controls and procedures related to certain information technology applications and general computer controls. The Company did not maintain adequate controls to prevent unauthorized access to certain programs and data, and provide for periodic review and monitoring of access including analysis of segregation of duties conflicts.

•

Weaknesses within the area of Human Resources were identified including inadequate controls over access to payroll data and a lack of procedures to review payroll changes and reconcile payroll data to supporting documentation.

Remediation Plan

Management is committed to continuing efforts to improve the design and operation of the Company’s internal controls, including taking all necessary steps to remediate the material weaknesses identified above. The Company’s ongoing efforts to strengthen controls in response to the deficiencies noted above include:

•

To remediate the weaknesses with respect to accounting for income taxes, the Company began in the fourth quarter of 2009, utilizing outsourced service providers with specific expertise in this area to assist current personnel. The Company intends to continue utilizing such service providers until it is able to hire personnel with the necessary income tax qualifications and experience.

•

To remediate the weaknesses with respect to accounting for certain loan transactions, the Company will review on a regular basis, payments recorded on nonaccrual loans. Additionally, the Company intends to train or hire accounting personnel to increase the staff’s expertise in loan accounting. The deficiencies with respect to accounting for loans or partial loans sold to other institutions have been corrected.

•

In response to the weaknesses within information technology, the Company has engaged an outside information technology consultant to assist personnel in designing and maintaining effective controls and procedures over IT applications. Management will continue to monitor the information technology area and assess the progress towards remediation.

•	In connection with correcting the weaknesses within Human Resources, the Company has, during first quarter of 2010:

1.	Modified user access to payroll data based on the employees’ responsibilities,

2.	implemented procedures for the review of payroll changes by appropriate personnel, and

3.	established controls for the reconciliation of payroll data to the Company’s financial records on a routine basis.

Through these steps, the Company believes it is appropriately addressing the material weakness in its internal control over financial reporting disclosed above.

Changes in Internal Control over Financial Reporting. The only changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting, are summarized above in the discussion of the material weakness in internal control over financial reporting, as well as the related remediation plan. The Company expects the changes related to the remediation plan to materially affect and improve its internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

On December 10, 2009, the Company held a special meeting of its common shareholders (the “Special Meeting”). Two proposals were voted on at the Special Meeting. The shareholders approved a proposal to amend the Company’s Amended and Restated Articles of Incorporation to increase the amount of Common Stock authorized for issuance by 30,000,000 shares, from 70,000,000 to 100,000,000 shares. 14,524,229 shares voted in favor of this proposal, 1,541,590 shares voted against this proposal, and 91,646 shares abstained. There were 4,535,043 broker non-votes.

In addition, in accordance with NASDAQ rule 5635, the Company’s shareholders approved a proposal to grant its Series A Preferred and Series B Preferred shareholders the right to exchange preferred stock for Common Stock. 10,745,311 shares voted in favor of this proposal, 844,711 shares voted against this proposal, and 50,400 shares abstained. We have decided not to move forward with the proposal at this time.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information concerning our directors, executive officers, their compliance with Section 16(a), and corporate governance required by this Item is incorporated by reference from our Proxy Statement for the Annual Meeting of Shareholders (“2010 Proxy Statement”). In addition, information respect to our audit committee financial expert required by this Item is incorporated herein by reference from our Proxy Statement.

Code of Ethical Conduct

The Company has adopted a Code of Ethical Conduct that applies to our Chief Executive Officer (“CEO”) and executive and senior financial officers, including our Chief Financial Officer (“CFO”), Chief Accounting Officer (“CAO”), Senior Vice President of Accounting, Controller, Corporate Treasurer, Internal Audit members, any person Assistant Vice President and above in an Accounting / Financial position, Senior Financial Analyst, any Regulation O Executive Officers along with any person serving in an equivalent position regardless of whether or not they are designated as executive officers for Regulation O purposes, or any persons serving in equivalent positions within the Company. The Code of Ethical Conduct is included as Exhibit 14. Any changes in or waivers from our Code of Ethical Conduct applicable to the CEO and executive or senior financial officer shall be promptly disclosed through a filing with the FDIC on Form 8-K. We provide this information on our Website, www.bankofhamptonroads.com, under Investor Relations, as incorporated in this filing. A copy can also be obtained through written communications addressed to Neal A. Petrovich, Chief Financial Officer, Hampton Roads Bankshares, Inc., 999 Waterside Drive, Suite 200, Norfolk, VA 23510.

ITEM 11 – EXECUTIVE COMPENSATION

Information concerning executive compensation required by this Item will appear in the 2010 Proxy Statement, which is incorporated herein by reference.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management and related stockholder matters required by this Item will appear in the 2010 Proxy Statement, which is incorporated herein by reference.

A summary of the information related to our existing equity compensation plans as of December 31, 2009, is given below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,420,213	$12.60	786,535

Equity compensation plans not approved by security holders	—	—	—

Total	1,420,213	$12.60	786,535

Equity compensation plans approved by security holders include 74,124 stock options acquired through the SFC merger and 685,772 stock options acquired through the GFH merger.

The Compensation Committee of the board of directors adopted the 2006 Stock Incentive Plan on March 14, 2006. This plan was approved by the shareholders on April 25, 2006. The 2006 Stock Incentive Plan superseded a stock incentive plan adopted in 1993, although the 1993 plan remains in effect.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions and director independence required by this Item will appear in the 2010 Proxy Statement, which is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services required by this item will appear in the 2010 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

(1)	Financial Statements – The following documents are included in the 2009 Annual Report to Shareholders and are incorporated by reference in this report:

Report of Independent Registered Public Accounting Firm

Management’s Report on Internal Control

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Shareholder’s Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules – All financial statement schedules required by Item 8 and Item 15 of Form 10-K have been omitted because the information requested is not required, not applicable, or is shown in the Consolidated Financial Statements or Notes thereto.

(3)	Exhibits – See Exhibit Index, which is incorporated in this item by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampton Roads Bankshares, Inc.

April 19, 2010	/s/ John A. B. Davies, Jr.
Date	John A. B. Davies, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE

/s/ John A. B. Davies, Jr.	President, Chief Executive	April 23, 2010
John A. B. Davies, Jr.	Officer, and Director
(Principal Executive Officer)

/s/ Neal A. Petrovich	Executive Vice President	April 23, 2010
Neal A. Petrovich	and Chief Financial Officer
(Principal Financial Officer)

/s/ Lorelle L. Fritsch	Senior Vice President and	April 23, 2010
Lorelle L. Fritsch	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Emil A. Viola	Chairman of the Board	April 23, 2010
Emil A. Viola

/s/ Douglas J. Glenn	Director, Executive Vice	April 23, 2010
Douglas J. Glenn	President, Chief Operating
Officer, and General Counsel

	Director	April 23, 2010
William Brumsey, III

/s/ Patrick E. Corbin	Director	April 23, 2010
Patrick E. Corbin

	Director	April 23, 2010
Henry P. Custis, Jr.

	Vice Chairman	April 23, 2010
Herman A. Hall, III

	Director	April 23, 2010
Richard F. Hall, III

/s/ Robert R. Kinser	Director	April 23, 2010
Robert R. Kinser

	Director	April 23, 2010
William A. Paulette

/s/ Bobby L. Ralph	Director	April 23, 2010
Bobby L. Ralph

	Director	April 23, 2010
Billy G. Roughton

/s/ Jordan E. Slone	Director	April 23, 2010
Jordan E. Slone

/s/ Roland Carroll Smith, Sr.	Director	April 23, 2010
Roland Carroll Smith, Sr.

/s/ Ollin B. Sykes	Director	April 23, 2010
Ollin B. Sykes

	Director	April 23, 2010
Frank T. Williams

/s/ W. Lewis Witt	Director	April 23, 2010
W. Lewis Witt

/s/ Jerry T. Womack	Director	April 23, 2010
Jerry T. Womack

Exhibit Index

Hampton Roads Bankshares, Inc.

3.1	Amended and Restated Articles of Incorporation of Hampton Roads Bankshares, Inc., attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated December 16, 2009, incorporated herein by reference.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, attached as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated September 24, 2009, incorporated herein by reference.

4.1	Specimen of Common Stock Certificate, attached as Exhibit 4.1 to the Registrant’s Annual Report on Form10-K for the year ended December 31, 2005, incorporated herein by reference.

4.2	Form of Certificate for the Series C Preferred Stock, incorporated by reference from the Registrant’s Form 8-K, filed January 5, 2009.

4.3	Warrant for Purchase of Shares of Common Stock, incorporated by reference from the Registrant’s Form 8-K, filed January 5, 2009.

4.4	Letter Agreement, dated December 31, 2008, by and between Hampton Roads Bankshares, Inc. and the United States Department of the Treasury, incorporated by reference from the Registrant’s Form 8-K, filed January 5, 2009.

10.1	Supplemental Retirement Agreement, dated as of March 31, 1994, attached as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference.

10.2	Employment Agreement, dated as of March 28, 1988, between the Registrant and Jack Gibson, attached as Exhibit 7 of the Form F-l, incorporated herein by reference.

10.3	First Amendment to Employment Agreement, dated as of February 1, 1997, between the Registrant and Jack Gibson, attached as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB, incorporated herein by reference.

10.4	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Jack Gibson, attached as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.5	Amendment No. One to the Supplemental Retirement Agreement, dated as of December 9, 2003, between the Registrant and Jack Gibson, attached as Exhibit 99.4 to the Registrant’s Current Report on Form S-K dated June 27, 2006, incorporated herein by reference.

10.6	Fourth Amendment to Employment Agreement by and between Hampton Roads Bankshares, Inc. and Jack W. Gibson, dated as of May 27, 2008, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.7	Amendment No. 2 to the Supplemental Retirement Agreement between Bank of Hampton Roads and Jack W. Gibson, dated May 27, 2008, attached as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.8	Director Retirement Plan, dated as of November 28, 2006, attached as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K dated March 1, 2008, incorporated herein by reference.

10.9	Employment Agreement, dated as of November 1, 2007, between the Registrant and Douglas J. Glenn, attached as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K dated March 11, 2008, incorporated herein by reference.

10.10	First Amendment to the Employment Agreement between Hampton Roads Bankshares, Inc. and Douglas J. Glenn, dated as of May 27, 2008, attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.11	Supplemental Retirement Agreement between BOHR and Douglas J. Glenn, dated May 27, 2008, attached as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.12	Credit Agreement between Compass Bank and Hampton Roads Bankshares, Inc., dated May 29, 2008, attached as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.13	Pledge Agreement between Compass Bank and Hampton Roads Bankshares, Inc., dated May 29, 2008, attached as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.14	Employment Agreement, dated as of August 28, 2006, between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch, attached as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.15	First Amendment to the Employment Agreement between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch, dated as of July 23, 2008, attached as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.16	BOHR Supplemental Executive Retirement Plan, dated as of January 1, 2005, attached as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.17	First Amendment to BOHR Supplemental Executive Retirement Plan, dated as of December 30, 2008, attached as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.18	Second Amendment to the BOHR Supplemental Executive Retirement Plan, dated as of December 30, 2008, attached as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.19	Hampton Roads Bankshares, Inc. 2008 Director Deferred Compensation Plan dated as of January 1, 2008, attached as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.20	Amended and Restated Hampton Roads Bankshares, Inc. Directors’ Deferred Compensation Plan, attached as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.21	Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of July 23, 2006, attached as Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-139968) dated January 12, 2007, incorporated herein by reference.

10.22	First Amendment to Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of December 30, 2008, attached as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.23	Second Amendment to Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of December 30, 2008, attached as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.24	Hampton Roads Bankshares, Inc. Executive Savings Plan Trust, dated as of July 23, 2006, attached as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.25	Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of March 14, 2006, attached as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-134583) dated May 31, 2006, incorporated herein by reference.

10.26	First Amendment to Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of December 26, 2008, attached as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.27	Non-Qualified Limited Stock Option Plan for Directors and Employees, dated March 31, 1994, attached as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

10.28	Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of March 14, 2002, attached as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 dated March 14, 2002, incorporated herein by reference.

10.29	Amended and Restated Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of July 23, 2008, included in Registrant’s Prospectus on Form 424B3 filed August 15, 2008, incorporated herein by reference.

10.30	Supplement No. 1 to Amended and Restated Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of January 27, 2009, included in Registrant’s Prospectus on Form 424B3 filed March 4, 2009, incorporated herein by reference.

10.31	Gateway Financial Holdings, Inc. 2005 Omnibus Stock Ownership and Long-Term Incentive Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-127978) dated August 31, 2005, incorporated herein by reference.

10.32	Gateway Financial Holdings, Inc. 2001 Nonstatutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98021) dated August 13, 2002, incorporated herein by reference.

10.33	Gateway Financial Holdings, Inc. 1999 Incentive Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98025) dated August 13, 2002, incorporated herein by reference.

10.34	Gateway Financial Holdings, Inc. 1999 Nonstatutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98027) dated August 13, 2002, incorporated herein by reference.

10.35	Gateway Financial Holdings, Inc. 1999 BOR Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-144841) dated July 25, 2007, incorporated herein by reference.

10.36	Shore Financial Corporation 2001 Stock Incentive Plan, attached as Exhibit 99 to Shore Financial Corporation’s Registration Statement on Form S-8 (Registration No. 333-82838) dated February 15, 2002, incorporated herein by reference.

10.37	Shore Savings Bank, F.S.B. 1992 Stock Option Plan dated November 10, 1992, attached as Exhibit 10 to Shore Financial Corporation’s Registration Statement on Form S-4EF dated September 15, 1997, incorporated herein by reference.

10.38	Employment Agreement between Hampton Roads Bankshares, Inc. and David Twiddy, attached as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated January 7, 2009, incorporated herein by reference.

10.39	Employment Agreement between Hampton Roads Bankshares, Inc. and John A. B. Davies, Jr., attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 30, 2009, incorporated herein by reference.

13.1	Excerpts from the Annual Report for the year ended December 31, 2009, except to the extent incorporated by reference, is being furnished for informational purposes only and is not deemed to be filed as part of the Report on Form 10-K.

14.1	The Company has a Code of Ethics for its senior financial officers and the Chief Executive Officer. Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the SEC. A copy of the Company’s Code of Ethics can be obtained through written communications addressed to Neal A. Petrovich, 999 Waterside Dr., Suite 200, Norfolk, VA 23510.

21.1	A list of the subsidiaries of Hampton Roads Bankshares, Inc., filed herewith.

23.1	Consent of Yount, Hyde, and Barbour, P.C., filed herewith.

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

99.1	TARP Certification of Chief Executive Officer, filed herewith.

99.2	TARP Certification of Chief Financial Officer, filed herewith.