Form 10-Q
period 2010-03-31
HAMPTON ROADS BANKSHARES INC
filed 2010-05-17
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the issuer’s Common Stock as of May 10, 2010 was 22,154,320 shares, par value $0.625.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	(Unaudited) March 31, 2010	(Audited) December 31, 2009

Assets:
Cash and due from banks	$17,225	$16,995
Interest-bearing deposits in other banks	1,093	43,821
Overnight funds sold and due from Federal Reserve Bank	267,704	139,228
Investment securities available for sale, at fair value	178,880	161,062
Restricted equity securities, at cost	29,779	29,779

Loans held for sale	15,917	12,615

Loans	2,350,398	2,426,692
Allowance for loan losses	(151,226)	(132,697)

Net loans	2,199,172	2,293,995

Premises and equipment, net	96,297	97,512
Interest receivable	9,471	8,788
Foreclosed real estate and repossessed assets, net of valuation allowance	25,286	8,867
Deferred tax assets, net	70,323	56,380
Intangible assets, net	12,343	12,839
Bank-owned life insurance	48,755	48,354
Other assets	44,225	45,323

Total assets	$3,016,470	$2,975,558

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest-bearing demand	$244,252	$248,682
Interest-bearing:
Demand	936,927	916,865
Savings	79,278	82,860
Time deposits:
Less than $100	939,926	889,788
$100 or more	364,771	356,845

Total deposits	2,565,154	2,495,040

Federal Home Loan Bank borrowings	225,857	228,215
Other borrowings	49,403	49,254
Interest payable	3,503	3,572
Other liabilities	16,044	18,481

Total liabilities	2,859,961	2,794,562

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock - 1,000,000 shares authorized:
Series A non-convertible, non-cumulative perpetual preferred stock, $1,000 liquidation value, 23,266 shares issued and outstanding on March 31, 2010 and December 31, 2009	20,326	19,919
Series B non-convertible, non-cumulative perpetual preferred stock, $1,000 liquidation value, 37,550 shares issued and outstanding on March 31, 2010 and December 31, 2009	39,423	39,729
Series C fixed rate, cumulative preferred stock, $1,000 liquidation value, 80,347 shares issued and outstanding on March 31, 2010 and December 31, 2009	75,592	75,322
Common stock, $0.625 par value, 100,000,000 shares authorized; 22,154,320 shares issued and outstanding on March 31, 2010 and December 31, 2009	13,846	13,846
Capital surplus	165,502	165,391
Retained deficit	(158,621)	(132,466)
Accumulated other comprehensive income (loss), net of tax	441	(745)

Total shareholders’ equity	156,509	180,996

Total liabilities and shareholders’ equity	$3,016,470	$2,975,558

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Three Months Ended
(unaudited)	March 31, 2010	March 31, 2009
Interest Income:
Loans, including fees	$32,254	$37,735
Investment securities	1,717	1,780
Overnight funds sold and due from Federal Reserve Bank	95	—
Interest-bearing deposits in other banks	29	16

Total interest income	34,095	39,531

Interest Expense:
Deposits:
Demand	3,801	1,665
Savings	129	427
Time deposits:
Less than $100	3,950	4,932
$100 or more	2,238	3,300

Interest on deposits	10,118	10,324
Federal Home Loan Bank borrowings	1,313	1,709
Other borrowings	731	1,219
Overnight funds purchased	—	205

Total interest expense	12,162	13,457

Net interest income	21,933	26,074
Provision for loan losses	45,613	1,189

Net interest income (expense) after provision for loan losses	(23,680)	24,885

Noninterest Income:
Service charges on deposit accounts	1,665	2,059
Mortgage banking revenue	1,755	1,642
Gain on sale of investment securities available for sale	79	—
Gain on sale of premises and equipment	25	5
Losses on foreclosed real estate	(738)	(2)
Other-than-temporary impairment of securities (includes total other-than-temporary impairment losses of $234 and $18, net of $190 and $0 recognized in other comprehensive income for the three months ended March 31, 2010 and 2009, respectively, before taxes)	(44)	(18)
Insurance revenue	1,320	1,312
Brokerage revenue	74	46
Income from bank-owned life insurance	400	400
Other	1,065	996

Total noninterest income	5,601	6,440

Noninterest Expense:
Salaries and employee benefits	9,750	11,234
Occupancy	2,298	1,919
Data processing	1,480	1,198
FDIC insurance	1,056	639
Equipment	1,091	389
Other	5,305	4,469

Total noninterest expense	20,980	19,848

Income (loss) before provision for income taxes (benefit)	(39,059)	11,477
Provision for income taxes (benefit)	(14,279)	4,110

Net income (loss)	(24,780)	7,367
Preferred stock dividend and accretion of discount	1,375	2,964

Net income (loss) available to common shareholders	$(26,155)	$4,403

Per Common Share:
Cash dividends declared	$—	$0.11

Basic earnings (loss)	$(1.18)	$0.20

Diluted earnings (loss)	$(1.18)	$0.20

Basic weighted average shares outstanding	22,133,603	21,741,879
Effect of dilutive stock options and non-vested stock	—	20,903

Diluted weighted average shares outstanding	22,133,603	21,762,782

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Preferred Stock		Common Stock			Retained	Accumulated Other Comprehensive	Total Stockholders’
(unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Earnings	Gain (Loss)	Equity

Balance at December 31, 2009	141,163	$134,970	22,154,320	$13,846	$165,391	$(132,466)	$(745)	$180,996

Comprehensive income:
Net loss	—	—	—	—	—	(24,780)	—	(24,780)
Change in unrealized gain on securities available for sale, net of taxes of $621	—	—	—	—	—	—	1,209	1,209
Reclassification adjustment for securities gains included in net income, net of taxes of ($12)	—	—	—	—	—	—	(23)	(23)

Total comprehensive income								(23,594)
Shares issued related to:
Stock-based compensation expense	—	—	—	—	111	—	—	111
Amortization of fair market value adjustment	—	101	—	—	—	(101)	—	—
Preferred stock dividend declared and amortization of preferred stock discount	—	270	—	—		(1,274)	—	(1,004)

Balance at March 31, 2010	141,163	$135,341	22,154,320	$13,846	$165,502	$(158,621)	$441	$156,509

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Three Months Ended
(unaudited)	March 31, 2010	March 31, 2009

Operating Activities:
Net income (loss)	$(24,780)	$7,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,333	1,427
Amortization of intangible assets and fair value adjustments	(4)	(1,650)
Provision for loan losses	45,613	1,189
Proceeds from mortgage loans held for sale	63,232	71,790
Originations of mortgage loans held for sale	(66,534)	(79,737)
Stock-based compensation expense	111	124
Net amortization of premiums and accretion of discounts on investment securities	316	195
Gain on sale of premises and equipment	(25)	(5)
Losses on foreclosed real estate and repossessed assets	738	2
Gain on sale of investment securities available for sale	(79)	—
Gain on sale of loans	—	(15)
Earnings on bank-owned life insurance	(400)	(400)
Other-than-temporary impairment of securities	44	18
Deferred income tax benefit	(14,576)	(478)
Changes in:
Interest receivable	(683)	(558)
Other assets	1,097	(1,127)
Interest payable	(69)	(1,059)
Other liabilities	(3,812)	6,509

Net cash provided by operating activities	1,522	3,592

Investing Activities:
Proceeds from maturities and calls of debt securities available for sale	5,540	9,056
Proceeds from sale of investment securities available for sale	767
Purchase of debt securities available for sale	(22,591)	—
Proceeds from sales of restricted equity securities	—	853
Purchase of restricted equity securities	—	(1,672)
Proceeds from the sale of loans	—	697
Net increase (decrease) in loans	30,555	(1,643)
Purchase of premises and equipment	(97)	(1,694)
Proceeds from sale of foreclosed real estate	1,120	894
Proceeds from sale of premises and equipment	34	57

Net cash provided by investing activities	15,328	6,548

Financing Activities:
Net increase (decrease) in deposits	70,374	(2,182)
Proceeds from Federal Home Loan Bank borrowings	—	5,000
Repayments of Federal Home Loan Bank borrowings	(1,516)	(11,517)
Net increase in overnight funds borrowed	—	14,350
Common stock repurchased	—	(542)
Proceeds from exercise of stock options	—	82
Preferred stock dividends paid and amortization of preferred stock discount	270	(2,462)
Common stock dividends paid, net of reinvestment	—	(1,863)

Net cash provided by financing activities	69,128	866

Increase in cash and cash equivalents	85,978	11,006
Cash and cash equivalents at beginning of period	200,044	48,312

Cash and cash equivalents at end of period	$286,022	$59,318

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2010	March 31, 2009

Supplemental cash flow information:
Cash paid for interest	$12,231	$14,516
Cash paid for income taxes	—	—

Supplemental non-cash information:
Dividends reinvested	$—	$531
Change in unrealized gain (loss) on securities	1,837	(85)
Transfer between loans and other real estate owned	18,277	1,786

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hampton Roads Bankshares, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 is effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing Security Exchange Commission (“SEC”) guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE B – STOCK-BASED COMPENSATION

Accounting Standards Codification (“ASC”) 718, Compensation – Stock Compensation, requires the use of the fair-value method, which requires that compensation cost relating to stock-based transactions be recognized in the financial statements, to account for stock-based compensation. Fair value of stock options is estimated at the date of grant using a lattice option pricing model. It requires recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements over the period the employee is required to perform the services in exchange for the award. Stock options granted with pro-rata vesting schedules are expensed over the vesting period on a straight-line basis.

Stock-based compensation expense recognized in the consolidated statements of operations and the options exercised, including the total intrinsic value and cash received, for the three months ended March 31, 2010 and 2009 were as follows.

	March 31,
	2010	2009
Expense recognized:
Related to stock options	$31,189	$38,327
Related to share awards	79,898	85,793
Related tax benefit	29,709	33,783

Number of options exercised:
New shares	—	—
Previously acquired shares	—	—

Total intrinsic value of options exercised	$—	$31,048
Cash received from options exercised	—	81,540

The Company has granted stock options to its directors and employees under stock compensation plans that have been approved by the Company’s shareholders. All outstanding options have terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over periods that range from one to ten years.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2010 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Intrinsic Value

Balance at December 31, 2009	1,420,213	$12.60	$—
Expired	(53,228)	10.34	—

Balance at March 31, 2010	1,366,985	$12.68	$—

Options exercisable at March 31, 2010	1,271,152	$12.50	$—

Information pertaining to options outstanding and options exercisable as of March 31, 2010 is as follows.

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$3.09 - $5.05	61,751	2.22	$4.13	61,751	$4.13
$6.53 - $8.84	307,951	2.17	8.04	312,311	8.04
$9.11 - $10.65	393,754	3.54	9.75	391,964	9.75
$12.00 - $14.33	194,884	6.75	12.08	125,576	12.11
$19.43 - $22.07	355,212	4.95	20.04	326,117	19.89
$23.60 - $24.67	53,433	5.34	24.22	53,433	24.22

$3.09 - $24.67	1,366,985	4.07	$12.68	1,271,152	$12.50

The Company may issue new shares to satisfy stock option grants. As of March 31, 2010, there were 786,535 shares available under the existing stock incentive plan. Shares may be repurchased in the open market or, under certain circumstances, through privately negotiated transactions. As of March 31, 2010, there was $301 thousand of unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 3.5 years.

The Company has granted non-vested shares of common stock to certain directors and employees as part of incentive programs and to those directors who elected to use deferred directors’ fees to purchase non-vested shares of common stock. Non-vested shares of common stock awarded to employees and directors as part of incentive programs have vesting schedules that range from one to nine years and are expensed over the same schedules. Non-vested shares of common stock issued to directors as a method of deferring their directors’ fees are expensed at the time the fees are earned by the director. A summary of the Company’s non-vested share activity and related information for the three months ended March 31, 2010 is as follows:

	Number of Shares	Per Share Weighted-Average Grant-Date Fair Value

Balance at December 31, 2009	21,917	$10.12
Vested	(2,000)	8.54

Balance at March 31, 2010	19,917	$10.28

As of March 31, 2010, there was $95 thousand of total unrecognized compensation cost related to non-vested shares of common stock. That cost is expected to be recognized over a weighted-average period of 3.55 years.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities (in thousands) available for sale at March 31, 2010 and December 31, 2009 were as follows.

	March 31, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Agency securities	$15,507	$230	$79	$15,658
Mortgage-backed securities	159,020	894	555	159,359
State and municipal securities	1,006	8	—	1,014
Equity securities	2,652	440	243	2,849

Total securities available for sale	$178,185	$1,572	$877	$178,880

	December 31, 2009
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Agency securities	$11,376	$173	$105	$11,444
Mortgage-backed securities	146,583	482	1,339	145,726
State and municipal securities	1,279	27	—	1,306
Equity securities	2,966	3	383	2,586

Total securities available for sale	$162,204	$685	$1,827	$161,062

Information pertaining to securities with gross unrealized losses (in thousands) at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position is as follows.

	March 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Agency securities	$4,726	$79	$—	$—	$4,726	$79
Mortgage-backed securities	86,015	555	—	—	86,015	555
Equity securities	—	—	1,177	243	1,177	243

	$90,741	$634	$1,177	$243	$91,918	$877

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Agency securities	$4,711	$105	$—	$—	$4,711	$105
Mortgage-backed securities	69,078	1,339	—	—	69,078	1,339
Equity securities	32	13	1,097	370	1,129	383

	$73,821	$1,457	$1,097	$370	$74,918	$1,827

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available for sale are generally evaluated for OTTI in accordance with ASC 320, Investment – Debt and Equity Securities.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In determining OTTI, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss. If an entity intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

The unrealized loss positions on debt securities at March 31, 2010 were considered to be directly related to interest rate movements as there is minimal credit risk exposure in these investments. Debt securities with unrealized loss positions at March 31, 2010 included one agency security and 24 mortgage-backed securities. Management does not believe that any of these debt securities were other-than-temporarily impaired at March 31, 2010.

For equity securities, our impairment analysis considered all available evidence including the length of time and the extent to which the market value of each security was less than cost, the financial condition of the issuer of each equity security (based upon financial statements of the issuers), and the near term prospects of each issuer, as well as our intent and ability to retain these investments for a sufficient period of time to allow for any anticipated recovery in their respective market values. During the first three months of 2010 and 2009, equity securities with an amortized cost basis of $91 thousand and $49 thousand, respectively, were determined to be other-than-temporarily impaired. Impairment losses of $44 thousand and $18 thousand were recognized through noninterest income during the first quarter of 2010 and 2009, respectively. An additional $190 thousand was included in accumulated other comprehensive loss in the equity section of the balance sheet as of March 31, 2010. Management has evaluated the unrealized losses associated with the remaining equity securities as of March 31, 2010 and, in management’s opinion, the unrealized losses are temporary, and it is our intention to hold these securities until their value recovers. A rollforward of the cumulative other-than-temporary impairment losses (in thousands) recognized in earnings for all securities is as follows.

December 31, 2009	$3,030
Less: Realized gains for securities sales	(77)
Add: Loss where impairment was not previously recognized	44

March 31, 2010	$2,997

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $19.7 million at March 31, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted investment security and is carried at cost as there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. Despite the FHLB’s change in policy relating to repurchases of excess capital stock in 2009, the Company does not consider this investment to be other-than-temporarily impaired at March 31, 2010, and no impairment has been recognized.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER

ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, requires acquired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting period for acquired impaired loans. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of this pronouncement. It limits the yield that may be accreted to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments.

The Company acquired loans pursuant to the acquisition of Gateway Financial Holdings (“GFH”) in December 2008. The Company reviewed the loan portfolio at acquisition to determine whether there was evidence of deterioration of credit quality since origination and if it was probable that it will be unable to collect all amounts due according to the loan’s contractual terms. When both conditions existed, the Company accounted for each loan individually, considered expected prepayments, and estimated the amount and timing of discounted expected principal, interest, and other cash flows (expected at acquisition) for each loan. The Company determined the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted into interest income (non-accretable difference). The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan (accretable yield).

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

Loans that were acquired in the GFH acquisition for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be made as scheduled had an outstanding balance of $73.7 million and a carrying amount of $66.3 million at March 31, 2010. The carrying amount of these loans is included in the balance sheet amount of loans receivable at March 31, 2010. Of these loans, $47.3 million have experienced further deterioration since the acquisition date and are included in the impaired loan amounts disclosed in Note F. The following table depicts the accretable yield (in thousands) at the beginning and end of the period.

Accretable Yield

Balance, December 31, 2009	$1,042
Accretion	(202)
Disposals	(494)
Additions	623

Balance, March 31, 2010	$969

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – LOANS

The Company grants commercial, construction, real estate, and consumer loans to customers throughout its lending areas. A substantial portion of debtors’ abilities to honor their contracts is dependent upon the real estate and general economic environment of the lending area. The major classifications of loans (in thousands) are summarized as follows.

	March 31, 2010	December 31, 2009

Commercial	$344,801	$361,256
Construction	708,244	757,702
Real estate-commercial mortgage	736,592	740,570
Real estate-residential mortgage	526,533	524,853
Installment loans (to individuals)	34,744	42,858
Deferred loan fees and related costs	(516)	(547)

Total loans	$2,350,398	$2,426,692

Loans are made to the Company’s executive officers and directors and their associates during the ordinary course of business. In management’s opinion, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with other persons and do not involve more than normal risk of collectability or present other unfavorable features. At March 31, 2010 and December 31, 2009, loans to executive officers, directors, and their associates were $84.7 million and $90.9 million, respectively. Of these loans, $7.5 million were made for the purpose of purchasing preferred stock in the Company and have been eliminated from both the loan and equity balances in the consolidated balance sheet.

Bank of Hampton Roads (“BOHR”) and Shore Bank (“Shore”) had loans outstanding to the Company with aggregate balances of $21.5 million and $2.0 million, respectively, as of March 31, 2010. The loan from BOHR was inadequately secured in violation of Regulation W promulgated by the Federal Reserve. The Company has been in discussions with banking regulators regarding the potential for curing this violation.

NOTE F – ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

The purpose of the allowance for loan losses is to provide for potential losses inherent in the loan portfolio. Management considers several factors, including historical loan loss experience, the size and composition of the portfolio, and the value of collateral agreements, in determining the allowance for loan loss.

Transactions (in thousands) affecting the allowance for loan losses during the three months ended March 31, 2010 and 2009 were as follows.

	2010	2009

Balance at beginning of period	$132,697	$51,218
Provision for loan losses	45,613	1,189
Loans charged off	(28,119)	(398)
Recoveries	1,035	189

Balance at end of period	$151,226	$52,198

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and foreclosed real estate and repossessed assets. Total non-performing assets were $276.7 million or 9% of total assets at March 31, 2010 compared with $257.2 million or 9% of total assets at December 31, 2009. Non-performing assets (in thousands) were as follows.

	March 31, 2010	December 31, 2009

Loans 90 days past due and still accruing interest	$—	$—
Nonaccrual loans	251,421	248,303
Foreclosed real estate and repossessed assets	25,286	8,867

Total non-performing assets	$276,707	$257,170

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated gross interest income that would have been recorded during the three months ended March 31, 2010 if the foregoing nonaccrual loans had remained current in accordance with their contractual terms totaled $6.1 million. Information (in thousands) on impaired loans is as follows.

	March 31, 2010	December 31, 2009

Impaired loans for which an allowance has been provided	$350,129	331,532
Impaired loans for which no allowance has been provided	107,101	137,536

Total impaired loans	$457,230	$469,068

Allowance provided for impaired loans, included in the allowance for loan losses	$106,919	$91,488

Average balance in impaired loans	$472,727	$215,363

Interest income recognized from impaired loans	$2,631	$17,440

As of March 31, 2010, loans classified as troubled debt restructurings were $85.9 million, all of which are considered impaired and included in the disclosure above. There were $73.5 million in troubled debt restructurings as of December 31, 2009. Upon execution of a forbearance agreement including modified terms, an impaired loan will be re-classified from non-performing to a troubled debt restructuring, but will continue to be identified as impaired until the loan performs under the modified terms for the remainder of the calendar year in which it was restructured but not less than 90 days.

In the opinion of management, based on conditions reasonably known to them, the allowance was adequate at March 31, 2010. The allowance may be increased or decreased in the future based on loan balances outstanding, changes in internally generated credit quality ratings of the loan portfolio, changes in general economic conditions, or other risk factors.

NOTE G – PREMISES AND EQUIPMENT

Premises and equipment (in thousands) at March 31, 2010 and December 31, 2009 are summarized as follows.

	March 31, 2010	December 31, 2009

Land	$31,335	$31,335
Buildings and improvements	58,204	58,177
Leasehold improvements	3,411	3,411
Equipment, furniture, and fixtures	14,794	14,828
Construction in process	15	7

	107,759	107,758
Less accumulated depreciation and amortization	(11,462)	(10,246)

Premises and equipment, net	$96,297	$97,512

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – SUPPLEMENTAL RETIREMENT AGREEMENTS

The Company has entered into supplemental retirement agreements with several key officers and recognizes expense each year related to these agreements based on the present value of the benefits expected to be provided to the employees and any beneficiaries. The expense recognized during the first three months of 2010 and 2009 was $148 thousand and $195 thousand, respectively.

NOTE I – INTANGIBLE ASSETS

Intangible assets with an indefinite life are subject to impairment testing at least annually or more often if events or circumstances suggest potential impairment. Other acquired intangible assets determined to have a finite life are amortized over their estimated useful life in a manner that best reflects the economic benefits of the intangible asset. Intangible assets with a finite life are periodically reviewed for other-than-temporary impairment. The gross carrying amount and accumulated amortization (in thousands) for the Company’s intangible assets follows.

	March 31, 2010		December 31, 2009
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets:

Core deposit intangible	$8,105	$2,042	$8,105	$1,703
Employment contract intangibles	1,130	762	1,130	713
Insurance book of business intangible	6,450	538	6,450	430

Total intangible assets	$15,685	$3,342	$15,685	$2,846

NOTE J – FORECLOSED REAL ESTATE AND REPOSSESSED ASSETS

Foreclosed assets are presented net of an allowance for losses. An analysis of the allowance for losses (in thousands) on foreclosed assets is as follows.

	March 31, 2010	March 31, 2009

Balance at beginning of year	$356	$—
Provision for losses	724	—
Charge-offs	(449)	—

Balance at end of year	$631	$—

Expenses (in thousands) applicable to foreclosed assets include the following.

March 31, 2010

Net loss on sales of real estate	$14
Provision for losses	724
Operating expenses, net of rental income	—

Total	$738

There were no foreclosed asset expenses for the three month period ended March 31, 2009.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – BUSINESS SEGMENT REPORTING

The Company has two community banks, BOHR and Shore, which provide loan and deposit services throughout 60 locations in Virginia, North Carolina, and Maryland. In addition to its banking operations, the Company has three other reportable segments: Mortgage, Investment, and Insurance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s 2009 Form 10-K. Segment profit and loss is measured by net income prior to corporate overhead allocation. Intersegment transactions are recorded at cost and eliminated as part of the consolidation process. Because of the interrelationships between the segments, the information is not indicative of how the segments would perform if they operated as independent entities. The following table shows certain financial information (in thousands) at March 31, 2010, December 31, 2009, and March 31, 2009 for each segment and in total.

	Total	Elimination	Banking	Mortgage	Investment	Insurance

Total Assets at March 31, 2010	$3,016,470	$(35,664)	$3,022,636	$18,809	$1,152	$9,537

Total Assets at December 31, 2009	$2,975,558	$(303,100)	$3,253,492	$13,599	$1,163	$10,404

Three Months Ended March 31, 2010	Total	Elimination	Banking	Mortgage	Investment	Insurance

Net interest income	$21,933	$—	$21,845	$85	$—	$3
Provision for loan losses	45,613	—	45,613	—	—	—

Net interest income after provision for loan losses	(23,680)	—	(23,768)	85	—	3
Noninterest income	5,601	—	2,487	1,755	39	1,320
Noninterest expense	20,981	—	18,467	1,336	52	1,126

Net income (loss) before income taxes (benefit)	(39,060)	—	(39,748)	504	(13)	197
Income tax expense (benefit)	(14,280)	—	(14,520)	176	(5)	69

Net income (loss)	$(24,780)	$—	$(25,228)	$328	$(8)	$128

Three Months Ended March 31, 2009	Total	Elimination	Banking	Mortgage	Investment	Insurance

Net interest income	$26,074	$(77)	$26,078	$70	$—	$3
Provision for loan losses	1,189	—	1,189	—	—	—

Net interest income after provision for loan losses	24,885	(77)	24,889	70	—	3
Noninterest income	6,440	—	3,435	1,642	46	1,317
Noninterest expense	19,848	—	17,655	995	27	1,171

Net income before income taxes	11,477	(77)	10,669	717	19	149
Income tax expense	4,110	—	3,800	251	7	52

Net income	$7,367	$(77)	$6,869	$466	$12	$97

NOTE L – FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value. It defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

between market participants at the measurement date. It also permits the measurement of transactions between market participants at the measurement date and the measurement of selected eligible financial instruments at fair value at specified election dates.

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

Recurring Basis

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities that were elected as well as for certain assets and liabilities in which fair value is the primary basis of accounting. The following table reflects the fair value (in thousands) of assets and liabilities measured and recognized at fair value on a recurring basis in the consolidated balance sheet at March 31, 2010 and December 31, 2009.

		Fair Value Measurements at March 31, 2010 Using
Description	Assets / Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities available for sale:
Agency securities	$15,658	$—	$15,658	$—
Mortgage-backed securities	159,359	—	159,359	—
State and municipal securities	1,014	—	1,014	—
Equity securities	2,849	1,621	—	1,228

Total investment securities available for sale	178,880	1,621	176,031	1,228

Derivative loan commitments	549	—	—	549
Loans held for sale	15,917	—	15,917	—

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at December 31, 2009 Using
Description	Assets / Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities available for sale:
Agency securities	$11,444	$—	$11,444	$—
Mortgage-backed securities	145,726	—	145,726	—
State and municipal securities	1,306	—	1,306	—
Equity securities	2,586	1,358	—	1,228

Total investment securities available for sale	161,062	1,358	158,476	1,228

Derivative loan commitments	201	—	—	201
Loans held for sale	12,615	—	12,615	—

	Fair Value Measurements Using Significant Unobservable Inputs Three Months Ended March 31
	Investment Securities Available for Sale			Derivative Loan Commitments	Loans Held for Sale
Description	Level 1	Level 2	Level 3	Level 3	Level 2

Balance, December 31, 2009	$1,358	$158,476	$1,228	$201	$12,615
Unrealized losses included in:	—	—	—
Earnings	(44)	—	—	—	—
Other comprehensive loss	586	878	—	—	—
Purchases, issuances, and settlements, net	(279)	16,677	—	348	3,302
Transfers in and/or out, net	—	—	—	—	—

Balance, March 31, 2010	$1,621	$176,031	$1,228	$549	$15,917

The following describe the valuation techniques used to measure fair value for our assets and liabilities classified as recurring.

Investment Securities Available for Sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products, and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset backed, and other securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Derivative Loan Commitments. The Company enters into commitments to originate mortgage loans whereby the interest rate is fixed prior to funding. These commitments, in which the Company intends to sell in the secondary market, are considered freestanding derivatives.

Loans Held For Sale. The Company sells loans to outside investors. Fair value of mortgage loans held for sale is estimated based on the commitments into which individual loans will be delivered. As of March 31, 2010, mortgage loans held for sale had a net carrying value of $15.9 million which approximated its fair value. On December 31, 2009, mortgage loans held for sale had a net carrying value of $12.6 million which approximated its fair value.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-recurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The adjustments are based on appraisals of underlying collateral or other observable market prices when current appraisals or observable market prices are available. Where we do not have a current appraisal, an existing appraisal or other valuation would be utilized after discounting it to reflect current market conditions, and, as such, may include significant management assumptions and input with respect of the determination of fair value.

To assist in the discounting process, a valuation matrix was developed to provide valuation guidance for collateral dependent loans and foreclosed real estate where it was deemed that an existing appraisal was outdated as to current market conditions. The matrix is situated on both a temporal and collateral type axis in an attempt to compensate for value fluctuations within the respective asset classes situated in the captured time period. The matrix applies discounts to external appraisals depending on the type of real estate and age of the appraisal. The discounts are generally specific point estimates; however in some cases, the matrix allows for a small range of values. To address the changing economic conditions prevalent during 2009, the discounts were based in part upon externally derived data including but not limited to Case-Shiller composite indices, Moody’s REAL Commercial Property Prices Indices, and information from Zillow.com. The discounts were also based upon management’s knowledge of market conditions and prices of sales of foreclosed real estate. In addition, matrix value adjustments may be made by our independent appraisal group to reflect property value trends within specific markets as well as actual sales data from market transactions and/or foreclosed real estate sales. In the case where an appraisal is greater than two years old for collateral dependent impaired loans and foreclosed real estate, it is the Company’s policy to classify these as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2. The following table presents the carrying amount (in thousands) for impaired loans and adjustments made to fair value during the respective reporting periods.

Description	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at
		March 31, 2010 Using
		Level 1	Level 2	Level 3	Total Losses

Impaired loans	$243,210	$—	$165,371	$77,839	$—

Description	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at
		December 31, 2009 Using
		Level 1	Level 2	Level 3	Total Losses

Impaired loans	$240,044	$—	$149,346	$90,698	$—

Our nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis relate to foreclosed real estate and repossessed assets and goodwill. The amounts below represent the carrying values (in thousands) for our foreclosed real estate and repossessed assets and goodwill and impairment adjustments made to fair value during the respective reporting periods.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at
		March 31, 2010 Using			Total
Description		Level 1	Level 2	Level 3	Losses

Foreclosed real estate and repossessed assets	$25,286	$—	$25,286	$—	$738

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at
		December 31, 2009 Using			Total
Description		Level 1	Level 2	Level 3	Losses

Foreclosed real estate and repossessed assets	$8,867	$—	$8,867	$—	$1,043
Goodwill	—	—	—	—	84,837

The following describes the valuation techniques used to measure fair value for our nonfinancial assets and liabilities classified as nonrecurring.

Foreclosed Real Estate and Repossessed Assets. The adjustments to foreclosed real estate and repossessed assets are based primarily on appraisals of the real estate or other observable market prices. Our policy is that fair values for these assets are based on current appraisals. In most cases, we maintain current appraisals for these items. Where we do not have a current appraisal, an existing appraisal would be utilized after discounting it to reflect current market conditions, and, as such, may include significant management assumptions and input with the respect of the determination of fair value. As described above, we utilize a valuation matrix to assist in this process.

Goodwill. The adjustments to goodwill are made in accordance with ASC 320-20-35 and ASC 320-20-35-30 in which the prescribed two-step impairment testing was performed on goodwill arising from mergers with SFC and GFH.

ASC 820 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. It excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair value for its financial instruments.

(a)	Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, overnight funds sold and due from FRB, and interest-bearing deposits in other banks. The carrying amount approximates fair value.

(b)	Investment Securities Available for Sale

Fair values are based on published market prices where available. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Investment securities available for sale are carried at their aggregate fair value.

(c)	Loans Held for Sale

The carrying value of loans held for sale is a reasonable estimate of fair value since loans are expected to be sold within a short period.

(d)	Loans

The fair value of other loans is estimated by discounting the future cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

(e)	Interest Receivable and Interest Payable

The carrying amount approximates fair value.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(f)	Bank-Owned Life Insurance

The carrying amount approximates fair value.

(g)	Deposits

The fair values disclosed for demand deposits (for example, interest and noninterest demand and savings accounts) are, by definition, equal to the amount payable on demand at the reporting date (this is, their carrying values). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.

(h)	Borrowings

The fair value of borrowings is estimated using discounted cash flow analysis based on the interest rates currently offered for borrowings of similar remaining maturities and collateral requirements. These include other borrowings, overnight funds purchased, and FHLB borrowings.

(i)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at March 31, 2010 and December 31, 2009, and as such, the related fair values have not been estimated.

The estimated fair value (in thousands) of the Company’s financial instruments required to be disclosed by ASC 825, Financial Instruments, at March 31, 2010 and December 31, 2009 were as follows.

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Cash and due from banks	$17,225	$17,225	$16,995	$16,995
Overnight funds sold and due from FRB	229,583	229,583	139,228	139,228
Interest-bearing deposits in other banks	39,214	39,214	43,821	43,821
Investment securities available for sale	178,880	178,880	161,062	161,062
Loans held for sale	15,917	15,917	12,615	12,615
Loans, net	2,199,172	2,251,233	2,293,995	2,364,702
Interest receivable	9,471	9,471	8,788	8,788
Bank-owned life insurance	48,755	48,755	48,354	48,354

Liabilities:
Deposits	2,565,154	2,556,745	2,495,040	2,486,449
FHLB borrowings	225,857	231,003	228,215	233,356
Other borrowings	49,403	50,404	49,254	50,316
Interest payable	3,503	3,503	3,572	3,572

NOTE M – TROUBLED ASSET RELIEF PROGRAM (“TARP”)

On December 31, 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the U.S. Treasury, pursuant to which the Company sold 80,347 shares of the Company’s Fixed-Rate Cumulative Perpetual Preferred Stock, Series C, no par value per share, having a liquidation preference of $1,000 per share (the “Series C Preferred Stock”) and a warrant (the “Warrant”) to purchase 1,325,858 shares of the Company’s common stock, $0.625 par value per share (the “Common Stock”), at an initial exercise price of $9.09 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $80.3 million in cash. This preferred stock is redeemable at par plus accrued and unpaid dividends subject to the approval of the Company’s primary banking regulators. In the fourth quarter of 2009, the Company began to defer dividends on its Series C Preferred Stock.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE N – OTHER NONINTEREST EXPENSE

	Three Months Ended
	March 31,
	2010	2009
Salaries and employee benefits	$9,750	$11,234
Occupancy	2,298	1,919
Data processing	1,480	1,198
FDIC insurance	1,056	639
Equipment	1,091	389
Professional fees	1,316	275
Bank franchise tax	510	444
Stationary, printing, and office supplies	239	142
Telephone and postage	391	440
Amortization of intangible assets	495	334
Advertising and marketing	148	143
Directors’ and regional board fees	137	284
Other	2,069	2,407

Total noninterest expense	$20,980	$19,848

NOTE O – SUBSEQUENT EVENTS

On April 9, 2010, the Company exercised its right to continue the deferral of all quarterly distributions on the Trust Preferred Securities it assumed in connection with its merger with GFH.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Hampton Roads Bankshares, Inc. was incorporated under the laws of the Commonwealth of Virginia and serves as a holding company for BOHR and Shore. In addition to our retail and commercial banking services, we offer insurance, title, mortgage, and investment services.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist readers in understanding and evaluating our consolidated results of operations and financial condition. The following should be read in conjunction with our 2009 audited Consolidated Financial Statements and our 2009 Form 10-K.

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

For a discussion of the risks, uncertainties, and assumptions that could affect these statements and our future events, developments, or results, you should carefully review the risk factors contained in our 2009 Form 10-K and this Form 10-Q, which are summarized below. Our risks include, without limitation, the following:

•	We incurred significant losses in 2009 and in the first quarter of 2010 and may continue to do so in the future, and we can make no assurances as to when we will be profitable;

•	We need to raise additional capital that may not be available to us;

•	We may not be able to successfully increase our regulatory capital, which may adversely affect our results of operations and financial condition;

•	BOHR is restricted from accepting brokered deposits and offering interest rates on deposits that are substantially higher than the prevailing rates in our market;

•

We expect to enter into a written agreement with our regulators, which will require us to designate a significant amount of resources to complying with the agreement that could impair our operations or restrict our growth;

•	The Company may not be able to meet federal regulatory requirements regarding the restoration of capital of BOHR.

•	We may become subject to additional regulatory restrictions in the event that our regulatory capital levels continue to decline;

•	Our estimate for losses in our loan portfolio may be inadequate, which would cause our results of operations and financial condition to be adversely affected;

•	We have had and may continue to have large numbers of problem loans, which could increase our losses related to loans;

•	Our lack of eligibility to continue to use a short form registration statement on Form S-3 may affect our short-term ability to access the capital markets;

•

We did not undergo a “stress test” under the Federal Reserve’s Supervisory Capital Assessment Program; our self-administered stress test differed from the Supervisory Capital Assessment Program and the results of our test may be inaccurate;

•	We have had significant turnover in our senior management team;

•	Government regulation and regulatory actions against us may impair our operations or restrict our growth;

•	If the value of real estate in our core market areas were to further decline materially, a significant portion of our loan portfolio could become further under-collateralized;

•	Our construction and land development, commercial real estate, and equity line lending may expose us to a greater risk of loss and hurt our earnings and profitability;

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Our lending on vacant land may expose us to a greater risk of loss and may have an adverse effect on operations;

•	Difficult market conditions may continue to adversely affect our industry;

•	A significant part of Gateway’s loan portfolio is unseasoned;

•

We are not paying dividends on our preferred stock or Common Stock and are deferring distributions on our Trust Preferred Securities, and we are prevented in otherwise paying cash dividends on our Common Stock. The failure to resume paying dividends on our Series C Preferred Stock and Trust Preferred Securities may adversely affect us;

•

The Company can give no assurance that its deferred tax asset will not become impaired in the future because it is based on projection of future earnings, which is subject to uncertainty and estimates that may change based on economic conditions;

•

Our ability to maintain adequate sources of funding and liquidity may be negatively impacted by the current economic environment which may, among other things, impact our ability to pay dividends or satisfy our obligations;

•

The current economic environment may continue to negatively impact our financial condition, required capital levels or otherwise negatively impact our financial condition, which may, among other things, limit our access to certain sources of funding and liquidity;

•	We may face increasing deposit-pricing pressures, which may, among other things, reduce our profitability;

•	We may incur additional losses if we are unable to successfully manage interest rate risk;

•	Certain built-in losses could be limited if we experience an ownership change as defined in the Internal Revenue Code;

•	A substantial decline in the value of our equity investments including our FHLB Common Stock may result in an other-than-temporary impairment charge;

•	Our future success is dependent on our ability to compete effectively in the highly competitive banking industry;

•	Our operations and customers might be affected by the occurrence of a natural disaster or other catastrophic event in our market area;

•	We face a variety of threats from technology-based frauds and scams;

•

Virginia law and the provisions of our articles of incorporation and bylaws could deter or prevent takeover attempts by a potential purchaser of our Common Stock that would be willing to pay you a premium for your shares of our Common Stock;

•	Our directors and officers have significant voting power;

•

Our management has identified a material weakness in our internal control over financial reporting, which if not properly remediated, could result in material misstatements in our future interim and annual financial statements and have a material adverse effect on our business, financial condition, and results of operations and the price of our Common Stock;

•	We may be unable to recruit, motivate, and retain qualified employees;

•	Current levels of market volatility are unprecedented;

•	The Company has issued three series of preferred stock that have rights that are senior to those of its common shareholders;

•	If we are unable to redeem the Series C Preferred Stock prior to January 1, 2014, the cost of this capital to us will increase substantially;

•	Because of our participation in TARP, we are subject to several restrictions including restrictions on compensation paid to our executives;

•	Because of our financial condition and the compensation restrictions due to our participation in TARP, we have had and may continue to have difficulties recruiting and retaining qualified employees;

•

Our business, financial condition, and results of operations are highly regulated and could be adversely affected by new or changed regulations and by the manner in which such regulations are applied by regulatory authorities;

•

Current and future increases in FDIC insurance premiums, including the FDIC special assessment imposed on all FDIC-insured institutions, will decrease our earnings. In addition, FDIC insurance assessments for BOHR will likely increase from not maintaining a “well capitalized” status, which would further decrease earnings;

•	Banking regulators have broad enforcement power, but regulations are meant to protect depositors and not investors;

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	The fiscal, monetary, and regulatory policies of the Federal Government and its agencies could have a material adverse effect on our results of operations;

•	There can be no assurance that recently enacted legislation will stabilize the U.S. financial system;

•

The impact on us of recently enacted legislation, in particular Emergency Economic Stabilization Act of 2008 (“EESA”) and ARRA and their implementing regulations, and actions by the FDIC, cannot be predicted at this time; and

•	The soundness of other financial institutions could adversely affect us.

Our forward-looking statements could be incorrect in light of these and other risks, uncertainties, and assumptions. The future events, developments, or results described in this report could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after the date of this quarterly report and you should not expect us to do so.

Overview

Throughout 2009 and into the first quarter of 2010, economic conditions in the markets in which our borrowers operate continued to deteriorate and the levels of loan delinquency and defaults that we experienced were substantially higher than historical levels. Our loan customers continue to operate in an economically stressed environment. The Company reported a net loss for the quarter ended March 31, 2010, primarily as a result of a significant increase to our provision for loan losses.

As of March 31, 2010, we believe Shore remained “well capitalized” under applicable banking regulations while BOHR and the consolidated Company were less than “adequately capitalized.” The Company continues to evaluate additional capital management strategies, including infusions of additional capital, with the intention of enabling it and BOHR to return to “well-capitalized” status.

Our primary source of revenue is net interest income earned by our bank subsidiaries. Net interest income represents interest and fees earned from lending and investment activities, less the interest paid on deposits and borrowings. Net interest income may be impacted by variations in the volume and mix of interest-earning assets and interest-bearing liabilities, changes in the yields earned and the rates paid, level of non-performing interest-earning assets, and the level of noninterest-bearing liabilities available to support earning assets. Our net interest income was negatively impacted by increasing levels of non-performing loans. In addition to net interest income, noninterest income is another important source of revenue. Noninterest income is derived primarily from service charges on deposits and fees earned from bank services, investment, mortgage, and insurance activities. Other factors that impact net income are the provision for loan losses, noninterest expense, and the provision for income taxes.

The following is a summary of our condition and financial performance as of March 31, 2010 and for the three month period then ended:

•

Assets were $3.0 billion. They increased by $40.9 million or 1% for the first three months of 2010 from December 31, 2009. The increase in assets was driven by an $86.0 million increase in cash and cash equivalents, offset by a $76.3 million decrease in loans.

•

Investment securities available for sale increased $17.8 million to $178.9 million for the first three months of 2010. The increase was driven by the reinvestment of the funds obtained from deposit growth and the decline in our loan portfolio.

•

Loans decreased by $76.3 million or 3% for the three months ended March 31, 2010 as loan paydowns and charge-offs exceeded the volume of new originations. New loan activity continues to be low as a result of our tighter underwriting criteria and economic conditions.

•	Deposits increased $70.1 million or 3% as new customer deposit activity more than offset the decline in brokered deposits.

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Net loss available to common shareholders for the quarter ended March 31, 2010 was $(26.2) million or $(1.18) per common diluted share as compared with net income available to common shareholders of $4.4 million or $0.20 per common diluted share for the quarter ended March 31, 2009. The net loss was primarily attributable to provision expense of $45.6 million.

•	Net interest margin was 3.39% at March 31, 2010 compared to 3.77% and 4.01% for the quarter ended March 31, 2009 and December 31, 2009, respectively.

•	Net interest income decreased $4.1 million for the three months ended March 31, 2010 as compared to the same period 2009.

•	Noninterest income for the three months ended March 31, 2010 was $5.6 million, a 13% decrease over the comparative period in 2009.

•	Noninterest expense was $21.0 million for the three months ended March 31, 2010, which was an increase of $1.1 million or 6% over the comparable periods for 2009.

Critical Accounting Policies

GAAP requires management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions, and estimates. Changes in such judgments, assumptions, and estimates may have a significant impact on the consolidated financial statements and the accompanying footnotes. Actual results, in fact, could differ from those estimates. We consider our policies on allowance for loan losses, deferred income taxes, and estimates of fair value on financial instruments to be critical accounting policies. Refer to our 2009 Form 10-K for further discussion of these policies.

Material Trends

The global and U.S. economies have experienced a protracted slowdown in business activity, including high levels of unemployment, resulting in a lack of confidence in the worldwide credit markets and in the financial system. Currently, the U.S. economy appears to be slowly recovering from one of its longest economic recessions in recent history. It is not clear at this time how quickly the economy will recover and whether regulatory and legislative efforts to stimulate job growth and spending will be successful.

We experienced a significant deterioration in credit quality in 2009 that continues into 2010. Problem loans and non-performing assets rose and led us to significantly increase the allowance for loan losses. To bolster our allowance, we increased the provision for loan losses to $45.6 million in the first quarter of 2010 from $1.2 million in the first quarter of 2009. The increased expense contributed to a net loss available to common shareholders of $26.2 million for the first quarter of 2010. In light of continued economic weakness, problem credits may continue to rise and significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant credit costs throughout 2010, which would continue to adversely impact our financial condition, our results of operations, and the value of our common stock.

ANALYSIS OF FINANCIAL CONDITION

Cash and Cash Equivalents. Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from the Federal Reserve Bank (“FRB”). Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity. Cash and cash equivalents as of March 31, 2010 were $286.0 million and consisted mainly of deposits with the FHLB and the FRB. These deposits increased $86.0 million in the first quarter of 2010, from $200.0 million at December 31, 2009.

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Securities. Our investment portfolio consists primarily of available-for-sale U.S. Agency mortgage-backed securities. Our available-for-sale securities are reported at estimated fair value. They are used primarily for liquidity, pledging, earnings, and asset/liability management purposes and are reviewed quarterly for possible impairment. The mortgage-backed securities consisted of Government National Mortgage Association pass-through securities or collateralized mortgage obligations.

At March 31, 2010, the estimated fair value of our investment securities was $178.9 million, an increase of $17.8 million or 11% from $161.1 million at December 31, 2009. The increase during first quarter 2010 was driven by the reinvestment of loan paydowns and the increase in deposits. Our investment portfolio was restructured during late 2009 to increase regulatory capital ratios by selling high risk-weighted securities and reinvesting the proceeds into lower risk-weighted securities. The average balance for first quarter 2010 was $206.2 million compared to $172.7 million for the first quarter of 2009.

Loan Portfolio. Our loan portfolio is comprised of commercial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment loans to individuals. Lending decisions are based upon an evaluation of the repaying capacity, financial strength, and credit history of the borrower, the quality and value of the collateral securing each loan, and the financial strength of guarantors. With few exceptions, personal guarantees are required on loans. Our loan portfolio decreased $76.3 million or 3% to $2.4 billion as of March 31, 2010 compared to December 31, 2009. Commercial loans decreased 5% to $344.8 million at March 31, 2010 compared with $361.3 million at December 31, 2009. Real estate commercial mortgages decreased 1% to $736.6 million at March 31, 2010 compared to $740.6 million at December 31, 2009. Real estate residential mortgages increased $1.6 million to $526.5 million at March 31, 2010 as compared with $524.9 million at December 31, 2009. Installment loans to individuals decreased 19% to $34.7 million at March 31, 2010 compared with $42.9 million at December 31, 2009. Construction loans also decreased 7% to $708.2 million at March 31, 2010 as compared with $757.7 million at December 31, 2009, thus lowering the concentration of construction loans to 30% of the total loan portfolio at March 31, 2010 compared with 31% at December 31, 2009.

Within the construction segment of the loan portfolio, the Bank has exposure to $110 million of loans in which interest payments are satisfied through the use of a reserve that was funded by the Bank upon origination and represents a portion of the borrower’s total liability to the Bank. In the instance of commercial construction, ultimate repayment is dependent upon stabilization of the funded project; whereas, in residential development, the Bank is assigned a certain percentage of each sale to retire a commensurate portion of the outstanding debt. Each interest reserve transaction is monitored by the account officer, a senior credit officer, and credit administration to verify the continuation of project viability as it relates to remaining interest reserve and additional financial capacity of the project sponsor. In certain instances, where either or both criteria have been deemed unsatisfactory, the borrower’s access to any remaining interest reserve has been curtailed on at least a temporary basis until the Bank’s special assets department has been engaged to further evaluate possible resolutions.

We have a high concentration of construction and real estate, both commercial and residential, loans. Construction loans are made to individuals and businesses for the purpose of construction of single family residential properties, multi-family properties, and commercial projects such as the development of residential neighborhoods and commercial office parks. Risk is reduced on these loans by limiting lending for speculative building of both residential and commercial properties based upon the borrower’s history with us, financial strength, and the loan-to-value ratio of such speculative property. We generally require new and renewed variable-rate commercial loans to have interest rate floors. Residential loans represent smaller dollar loans to more customers, and therefore, have lower credit risk than other types of loans. The majority of our fixed-rate residential mortgage loans, which represent increased interest rate risk, are sold in the secondary market, as well as some variable rate mortgage loans. The remainder of the variable-rate mortgage loans and a small number of fixed-rate mortgage loans are retained.

Allowance for Loan Losses. The purpose of the allowance for loan losses is to provide for potential losses inherent in our loan portfolio. Management regularly reviews our loan portfolio to determine whether adjustments are necessary. Our review takes into consideration changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and review of current economic conditions that may affect the

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

borrower’s ability to repay. In addition to the review of credit quality through ongoing credit review processes, we construct a comprehensive allowance analysis for our loan portfolio at least quarterly. This allowance includes specific allowances for individual loans; general allowance for loan pools, which factor in our historical loan loss experience, loan portfolio growth and trends, and economic conditions; and unallocated allowances predicated upon both internal and external factors.

The allowance for loan losses was $151.2 million or 6.43% of outstanding loans as of March 31, 2010 compared with $132.7 million or 5.47% of outstanding loans as of December 31, 2009. We increased the allowance for loan losses $18.5 million (net of charge-offs and recoveries) during the first three months of 2010. Pooled loan allocations increased slightly to $35.6 million at March 31, 2010 from $34.1 million at December 31, 2009. During the quarter, the weighted historical loss rates for most loan categories increased due to recent charge-off activity. Qualitative adjustment factors for most loan categories decreased due to analyses of nonaccrual loan trends and other factors and reflect management’s view that charge-offs used to calculate pooled reserves better reflect expected loss experience. In addition, based on third party review, management believes the quality of its risk rating system has improved and requires less qualitative adjustment. The effect of these changes was an increase in the loss factors for most loan types and an increase in pooled loan allocations. Specific loan allocations increased $15.4 million to $106.9 million at March 31, 2010 from $91.5 million at December 31, 2009. Specific loan allocations increased due to a decrease in collateral values of certain collateral dependent loans and due to the estimated losses of new impaired loans. Unallocated allowances increased $1.6 million. The following table provides a breakdown of the allowance for loan losses and other related information (in thousands) at March 31, 2010 and 2009.

	March 31,	December 31,
	2010	2009
Allowance for loan losses:
Pooled component	$35,578	$34,050
Specific component	106,919	91,488
Unallocated component	8,729	7,159

Total	$151,226	$132,697

Impaired loans	$457,230	$469,068
Non-impaired loans	1,893,168	1,957,624

Total loans	$2,350,398	$2,426,692

Pooled component as % of non-impaired loans	1.87%	1.74%
Specific component as % of impaired loans	23.38%	19.50%

Allowance as of % of loans	6.43%	5.47%
Allowance as of % of nonaccrual loans	60.15%	53.44%

The specific allowance for loan losses necessary for impaired loans is based on a loan-by-loan analysis and varies between impaired loans largely due to the level of collateral. Additionally, pooled loan allocations vary depending on a number of assumptions and trends. As a result, the ratio of allowance for loan losses to nonaccrual loans is not sufficient for measuring the adequacy of the allowance for loan losses. The following table provides additional ratios that measure our allowance for loan losses.

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	March 31, 2010	December 31, 2009
Non-performing loans for which full loss has been charged off to total loans	1.80%	0.91%

Non-performing loans for which full loss has been charged off to non-performing loans	16.84%	8.91%

Charge off rate for nonperforming loans which the full loss has been charged off	37.22%	42.46%

Coverage ratio net of nonperforming loans for which the full loss has been charged off	72.33%	58.67%

Total allowance divided by total loans less nonperforming loans for which the full loss has been charged off	6.55%	5.52%

Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	30.54%	27.60%

A loan is considered impaired when management believes the principal is uncollectible. Subsequent recoveries, if any, are credited to the allowance. Impairment is evaluated in the aggregate for smaller balance loans of similar nature and on an individual loan basis for other loans. If a loan is considered impaired, it is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Total impaired loans were $457.2 million at March 31, 2010, a decrease of $11.8 million or 3% over December 31, 2009. Of these loans, $251.4 million were on nonaccrual status at March 31, 2010.

Non-Performing Assets. Non-performing assets as a percentage of total assets remained at 9% at March 31, 2010 as nonaccrual loans increased $3.1 million. Total nonaccrual loans aggregated $251.4 million at March 31, 2010 as compared with $248.3 million at December 31, 2009. Net charge-offs were $27.1 million for the quarter ended March 31, 2010 as compared with $32.1 million for the quarter ended December 31, 2009.

The following chart summarizes our nonaccrual loans by loan type as of March 31, 2010 and December 31, 2009 (in thousands).

	March 31, 2010	December 31, 2009

Commercial	$24,571	$24,803
Construction	137,835	150,325
Real estate - commercial mortgage	64,356	50,858
Real estate - residential mortgage	24,606	22,146
Installment loans (to individuals)	53	171

Total nonaccrual loans	$251,421	$248,303

Loans Acquired with Deteriorated Credit Quality

Loans acquired with evidence of credit quality deterioration since origination and for which it is probable at purchase that we will be unable to collect all contractually required payments are accounted for under ASC 310-30,

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due status and refreshed borrower credit scores, some of which were not immediately available as of the purchase date. ASC 310-30 addresses accounting for differences between contractual and expected cash flows to be collected from our initial investment in loans if those differences are attributable, at least in part, to credit quality. ASC 310-30 requires that acquired impaired loans be recorded at fair value and prohibits “carrying over” or the creation of valuation allowances in the initial accounting for loans acquired that are within the scope of ASC 310-30.

In accordance with ASC 310-30, certain acquired loans of GFH that were considered impaired were written down to fair value at the acquisition date. As a result, there were no reported net charge-offs in 2008 on these loans as the initial fair value at acquisition date would have already considered the estimated credit losses on these loans. As of March 31, 2010, the carrying value was $66.3 million and the unpaid balance on these loans was $73.7 million. ASC 310-30 does not apply to loans GFH previously securitized as they are not held on our balance sheet. During 2009 and into 2010, the ASC 310-30 portfolio experienced further credit deterioration due to weakness in the housing markets and the impacts of a slowing economy. For further information regarding loans accounted for in accordance with ASC 310-30, see Note 5, Accounting for Certain Loans Acquired in a Transfer, of the Notes to the Consolidated Financial Statements.

Deposits. Deposits are the primary source of funding for the Company. Total deposits at March 31, 2010 increased $70.1 million or 3% to $2.6 billion as compared with December 31, 2009. Total brokered deposits were $416.9 million or 16% of deposits at March 31, 2010, which was an increase of $30.5 million from the total brokered deposits of $386.4 million at December 31, 2009.

Changes in the deposit categories include a decrease of $4.4 million or 2% in noninterest-bearing demand deposits, an increase of $20.1 million or 2% in interest-bearing demand deposits, and a decrease of $3.6 million or 4% in savings accounts from December 31, 2009 to March 31, 2010. Interest-bearing demand deposits included $5.0 million of brokered money market funds at March 31, 2010, which was $42.6 million lower than the balance of brokered money market funds of $47.6 million outstanding at December 31, 2009. Therefore, core bank interest-bearing demand deposits increased by $62.7 million over the last three months. Of this increase $10.4 million was related to an increase in our business sweep account and $69.7 million was related to an increase in our money market products; this was offset by a $17.4 million decrease in NOW accounts. Total time deposits under $100 thousand increased $50.1 million from $889.8 million at December 31, 2009 to $939.9 million at March 31, 2010. Brokered CDs represented $411.9 million, which was an increase of $73.1 million over the $338.8 million of brokered CDs outstanding at December 31, 2009. Therefore, core bank CDs decreased $23.0 million over the last three months. Time deposits over $100 thousand increased $8.0 million from $356.8 million at December 31, 2009 to $364.8 million at March 31, 2010. Going forward, management intends to focus on core deposit growth as our primary source of funding.

Borrowings. We use short-term and long-term borrowings from various sources including the FHLB, funds purchased from correspondent banks, reserve repurchase accounts, and trust preferred securities. Our FHLB borrowings on March 31, 2010 were $225.9 million compared to $228.2 million at December 31, 2009.

Capital Resources. Total shareholders’ equity decreased $24.5 million or 14% to $156.5 million at March 31, 2010 compared to $181.0 million at December 31, 2009. The decrease in shareholders’ equity was primarily a result of the $24.8 million net loss for the three months ended March 31, 2010 and accrual of Series C Preferred dividends (including amortization of preferred stock discount) of approximately $1.4 million.

During 2009, we paid two quarterly cash dividends of $0.11 per share on our common stock to shareholders of record as of February 27, 2009 and May 15, 2009. To preserve capital, on July 30, 2009 the Board of Directors voted to suspend the quarterly dividend on the Company’s common stock. Our ability to distribute cash dividends in the future may be limited by regulatory restrictions and the need to maintain sufficient consolidated capital.

We have taken additional actions to preserve capital. On October 30, 2009, we announced suspension of dividend payments on our Series A and B Preferred Stock. On February 17, 2010, we notified the U.S. Department of the

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Treasury (“Treasury”) of our intent to defer the payment, the second consecutive quarter we have deferred this payment, of our quarterly cash dividend on our Series C Preferred Stock issued to the Treasury in connection with our participation in the TARP CPP.

In January 2010, the Company exercised its right to defer all quarterly distributions on the trust preferred securities (in thousands) it assumed in connection with its merger with GFH (collectively, the “Trust Preferred Securities”), which are identified below.

	Amount	Interest	Redeemable	Mandatory
	(in thousands)	Rate	On Or After	Redemption
Gateway Capital Statutory Trust I	$8,000	LIBOR + 3.10%	September 17, 2008	September 17, 2033
Gateway Capital Statutory Trust II	7,000	LIBOR + 2.65%	July 17, 2009	June 17, 2034
Gateway Capital Statutory Trust III	15,000	LIBOR + 1.50%	May 30, 2011	May 30, 2036
Gateway Capital Statutory Trust IV	25,000	LIBOR + 1.55%	July 30, 2012	July 30, 2037

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

We are subject to regulatory risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Tier I capital is comprised of shareholders’ equity, net of unrealized gains or losses on available-for-sale securities, less intangible assets, while total risk-based capital adds certain debt instruments and qualifying allowances for loan losses. As of March 31, 2010, our consolidated regulatory capital ratios are Tier 1 Leverage Ratio of 4.00%, Tier 1 Risk-Based Capital Ratio of 5.23%, and Total Risk-Based Capital of 6.55%.

As of March 31, 2010, we believe Shore remained “well capitalized” under applicable banking regulations while BOHR and the consolidated Company were less than “adequately capitalized.” Although there can be no assurance that we will be successful, the Board and management are continuing to explore options for raising additional capital and improving the capital adequacy of the Company and BOHR.

Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet our customers’ financing needs. For more information on our off-balance sheet arrangements, see Note 13, Financial Instruments with Off-Balance-Sheet Risk, of the Notes to Consolidated Financial Statements contained in the 2009 Form 10-K.

Contractual Obligations. Our contractual obligations consist of time deposits, borrowings, and operating lease obligations. There have not been any significant changes in our contractual obligations from those disclosed in the 2009 Form 10-K.

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Overview. During the first three months of 2010, we incurred a net loss available to common shareholders of $26.2 million, a decrease of $30.6 million from the net income available to common shareholders of $4.4 million for the first three months of 2009. The loss for the three months ended March 31, 2010 was driven by provision expense of $45.6 million necessary to maintain the allowance for loan losses at a level necessary to cover expected losses inherent in the loan portfolio. Diluted loss per common share was $1.18 for the three months ended March 31, 2010, a decrease of $1.38 over the diluted earnings per common share of $0.20 for the three months ended March 31, 2009.

Net Interest Income. Net interest income, a major component of our earnings, is the difference between the income generated by interest-earning assets reduced by the cost of interest-bearing liabilities. Net interest income for the three months ended March 31, 2010 was $21.9 million, a decrease of $4.1 million over the three months ended March 31, 2009. The decrease in net interest income was primarily the result of a decrease in interest income from loans due primarily to a decline in average loans of $452 thousand from March 31, 2009 to March 31, 2010 and an increase in nonaccrual loans. The net interest margin, which is calculated by expressing annualized net interest income as a percentage of average interest-earning assets, is an indicator of effectiveness in generating income from earning assets. The net interest margin was 3.39% for the three months ended March 31, 2010 compared to 3.77% and 4.01% for the three months ended March 31, 2009 and December 31, 2009, respectively. The decline in net interest margin from prior periods is due primarily to a $2.4 million favorable adjustment to fair market value amortization of FHLB advance payoffs during the fourth quarter of 2009, increased levels of nonaccrual loans, and to an increase in low yielding balances at the FRB during the first quarter of 2010, and the effect of purchase accounting adjustments recorded in 2009.

Our interest-earning assets consist of loans, investment securities, overnight funds sold and due from FRB, and interest-bearing deposits in other banks. Interest income on loans, including fees, decreased $5.5 million for the three months ended March 31, 2010 compared to the three months ended December 31, 2009 as a result of a $113.7 million decrease in average loan balances and an increase in nonaccrual loans. Interest income on investment securities decreased $63 thousand for the three months ended March 31, 2010 compared to the same time period during 2009. Interest income on interest-bearing deposits in other banks increased $13 thousand for the three month period ended March 31, 2010 compared to the same time period during 2009. Interest income on overnight funds sold and due from FRB increased $95 thousand for the three months ended March 31, 2010 compared to the same time period during 2009.

Our interest-bearing liabilities consist of deposit accounts and borrowings. Interest expense on deposits decreased $206 thousand to $10.1 million for the three months ended March 31, 2010 compared to the same time period during 2009. This decrease resulted from a $325.1 million increase in average interest-bearing deposits, offset by a 33 basis point decrease in the average interest rate on deposits. This decrease in our average deposit rates resulted in large part from declining rates on certificates of deposits and savings deposits. These factors contributed significantly toward a reduction of our average rate on time deposits from 2.69% for the first quarter of 2009 to 1.95% for the first quarter of 2010. Interest expense on borrowings, which consisted of FHLB borrowings, other borrowings, and overnight funds purchased decreased $1.1 million to $2.0 million for the three months ended March 31, 2010 compared to the same time period during 2009. The $234.6 million decrease in average borrowings netted against a 51 basis point increase in the average interest rate on borrowings produced this result.

The table below presents the average interest-earning assets and average interest-bearing liabilities (in thousands), the average yields earned on such assets and rates paid on such liabilities (in thousands), and the net interest margin for the three months ended March 31, 2010, December 31, 2009, and March 31, 2009.

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended			Three Months Ended			Three Months Ended
	March 31, 2010			December 31, 2009			March 31, 2009
	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets
Loans	$2,173,606	$130,809	6.02%	$2,287,351	$131,620	5.75%	$2,625,115	$153,034	5.83%
Investment securities	206,203	6,964	3.38%	164,780	6,133	3.72%	172,736	7,221	4.18%
Interest-bearing deposits in other banks	48,178	117	0.24%	32,963	69	0.21%	9,280	64	0.69%
Overnight funds sold and due from FRB	198,947	384	0.19%	155,827	238	0.15%	198	1	0.51%

Total interest-earning assets	2,626,934	138,274	5.26%	2,640,921	138,060	5.23%	2,807,329	160,320	5.71%
Noninterest-earning assets	398,466			426,747			308,704

Total assets	3,025,400			3,067,668			3,116,033

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	954,939	15,416	1.61%	777,682	11,171	1.44%	631,472	6,751	1.07%
Savings deposits	80,221	525	0.65%	92,480	628	0.68%	121,482	1,733	1.43%
Time deposits	1,284,574	25,095	1.95%	1,306,103	20,630	1.58%	1,241,662	33,385	2.69%

Total interest-bearing deposits	2,319,734	41,036	1.77%	2,176,265	32,429	1.49%	1,994,616	41,869	2.10%
Borrowings	276,890	8,290	2.99%	300,100	(303)	-0.10%	511,495	12,706	2.48%

Total interest-bearing liabilities	2,596,624	49,326	1.90%	2,476,365	32,126	1.30%	2,506,111	54,575	2.18%
Noninterest-bearing liabilities
Demand deposits	236,947			285,481			237,564
Other liabilities	21,082			25,524			30,299

Total noninterest-bearing liabilities	258,029			311,005			267,863

Total liabilities	2,854,653			2,787,370			2,773,974
Shareholders’ equity	170,747			280,298			342,059

Total liabilities and shareholders’ equity	$3,025,400			$3,067,668			$3,116,033

Net interest income		$88,948			$105,934			$105,745

Net interest spread			3.36%			3.93%			3.53%
Net interest margin			3.39%			4.01%			3.77%

Note: Interest income from loans included fees of $206 at March 31, 2010, $2,777 at March 31, 2009, and $1,121 at December 31, 2009. Average nonaccrual loans of $251,421 and $201,621 are excluded from average loans at March 31, 2010 and December 31, 2009, respectively. Average nonaccrual loans for March 31, 2009 were not material and are included in average loans above.

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31, 2010 Compared			Three Months Ended March 31, 2010 Compared
	to Three Months Ended December 31, 2009			to Three Months Ended March 31, 2009
		Variance			Variance
		Attributable to			Attributable to
	Total	Rate	Volume	Total	Rate	Volume
Interest-Earning Assets:
Loans	$(811)	$5,937	$(6,748)	$(22,225)	$4,812	$(27,037)
Investment securities	831	(603)	1,434	(257)	(1,521)	1,264
Interest-bearing deposits in other banks	48	11	37	53	(64)	117
Overnight funds sold and due from FRB	146	75	71	383	(1)	384

Total interest-earning assets	214	5,420	(5,206)	(22,046)	3,226	(25,272)
Interest-Bearing Liabilities:
Deposits	8,607	6,365	2,242	(833)	(7,111)	6,278
Borrowings	8,593	8,572	21	(4,416)	2,238	(6,654)

Total interest-bearing liabilities	17,200	14,937	2,263	(5,249)	(4,873)	(376)

Net interest income	$(16,986)	$(9,517)	$(7,469)	$(16,797)	$8,099	$(24,896)

Note: The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute amounts of change in each.

Noninterest Income. For the quarter ended March 31, 2010, total noninterest income was $5.6 million, a decrease of $839 thousand or 13% as compared to first quarter 2009. Noninterest income comprised 14% of total revenue for both the first quarter of 2010 and the first quarter of 2009. Service charges on deposit accounts decreased $394 thousand or 19% to $1.7 million for the first quarter of 2010 compared to the same period in 2009 due to reduced overdraft activity along with a change in policy reducing the number of overdraft charges a customer can incur on any given day. Mortgage banking revenue, which is primarily the income associated with originating and selling first lien residential real estate loans, was $1.8 million in the period ended March 31, 2010 compared to $1.6 million in the prior year period. This increase was driven by the higher levels of loan originations in 2010.

We generated gains on sales of investment securities of $79 thousand during the first quarter of 2010 and none for comparative 2009. The deteriorating economy during 2009 and 2010 caused other-than-temporary impairments in our foreclosed real estate and investment securities portfolios. Other-than-temporary impairment of securities of $44 thousand was incurred during first quarter 2010. Losses on foreclosed real estate for the first quarter of 2010 and 2009 were $738 thousand and $2 thousand, respectively. Both the foreclosed real estate impairments and the other-than-temporary impairment of securities were included as a reduction to noninterest income. The following tables provide an analysis of noninterest income (in thousands).

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,
	2010	2009
Service charges on deposit accounts	$1,665	$2,059
Mortgage banking revenue	1,755	1,642
Gain on sale of premises and equipment	25	5
Losses on foreclosed real estate	(738)	(2)
Other-than-temporary impairment of securities	(44)	(18)
Insurance revenue	1,320	1,312
Brokerage revenue	74	46
Income from bank-owned life insurance	400	400
Visa check card income	429	415
ATM surcharge fee	86	58
Wire fees	37	36
Rental income	36	66
Other	477	421

Subtotal before gain on sale of investment securities	5,522	6,440
Gain on sale of investment securities	79	—

Total noninterest income	$5,601	$6,440

Noninterest Expense. Noninterest expense represents our overhead expenses. Total noninterest expense increased $1.1 million or 6% for the first three months of 2010 compared to the first three months of 2009. Salaries and employee benefits expense decreased $1.5 million for the first quarter of 2010 from the first quarter of 2009. Salaries and employee benefits expense in the first quarter of 2010 was positively impacted by the reduction of certain personnel expense accruals. Occupancy expense increased $379 thousand for the first three months of 2010 compared to the first three months of 2009 as a result of rental increases on existing leases and one new lease entered into during the first quarter of 2010. Data processing expense increased $282 thousand for the first three months of 2010 compared to the first three months of 2009 due to an increase in outsourced data processing fees charged from the outsource provider. FDIC insurance was $1.1 million for the three months ended March 31, 2010 as compared with $639 thousand for the same period in 2009; the increase was due to increases in required insurance rates. Equipment expense increased 180% to $1.1 million for the three months ended March 31, 2010 as compared to the same period in 2009. This increase in equipment expense was primarily due to differences in the way the expenses were accounted for after the data processing conversion of the Banks. For the first quarter of 2010, professional fees were $1.3 million compared to $275 thousand for comparative 2009. Professional fees increased primarily due to legal and consultant fees associated with loan collection activities. The following table provides an analysis of quarterly total noninterest expense (in thousands) by line item.

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended
	March 31,
	2010	2009
Salaries and employee benefits	$9,750	$11,234
Occupancy	2,298	1,919
Data processing	1,480	1,198
FDIC insurance	1,056	639
Equipment	1,091	389
Professional fees	1,316	275
Bank franchise tax	510	444
Stationary, printing, and office supplies	239	142
Telephone and postage	391	440
Amortization of intangible assets	495	334
Advertising and marketing	148	143
Directors’ and regional board fees	137	284
Other	2,069	2,407

Total noninterest expense	$20,980	$19,848

The efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income excluding securities gains was 76% for the first quarter of 2010 compared to 61% for the first quarter of 2009.

Income Tax Provision. We recorded a provision for income tax benefit of $14.3 million as a result of the net operating loss for the quarter. Management assesses the realizability of the deferred tax asset on a quarterly basis, considering both positive and negative evidence in determining whether it is more likely than not that some portion or all of the gross deferred tax asset would not be realized. During the quarter ended March 31, 2010, the Company maintained the $1 million allowance established in 2009 related to capital losses realized. Management has determined that no further allowance is necessary at March 31, 2010.

The majority of the losses creating the deferred tax assets are considered ordinary for tax purposes. To utilize the entire net deferred tax asset, the Company would need to generate approximately $185.0 million of taxable income over the next 20 years. On a combined basis, the three banks that merged together to form the Company earned approximately $31.0 million in 2007, the year prior to the merger.

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

The expected effect on net interest income for the twelve months following March 31, 2010 and December 31, 2009 due to an immediate change in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

	March 31, 2010		December 31, 2009
(in thousands)	Change in Net Interest Income		Change in Net Interest Income
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$(4,178)	(4.09)%	$(4,861)	(5.07)%
+100 basis points	(2,440)	(2.39)%	(2,129)	(2.22)%
-100 basis points	N/A	N/A	N/A	N/A
-200 basis points	N/A	N/A	N/A	N/A

The above analysis suggests that we project a decrease in net interest income assuming an immediate increase in interest rates. It should be noted, however, that the simulation analysis is based upon equivalent changes in interest rates for all categories of assets and liabilities. In normal operating conditions, interest rate changes rarely occur in such a uniform manner. Many factors affect the timing and magnitude of interest rate changes on financial instruments. In addition, management may deploy strategies that offset some of the impact of changes in interest rates. Consequently, variations should be expected from the projections resulting from the controlled conditions of the simulation analysis. Management maintains a simulation model where it is assumed that interest rate changes occur gradually, that rate increased for interest-bearing liabilities lag behind the rate increases of interest-earning assets, and that the level of deposit rate increased will be less than the level of deposit rate increased will be less than the level of rate increases for interest-earning assets. In this model, we project an increase in net interest income due to rising rates, during the twelve months following March 31, 2010.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 4. Controls and Procedures

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010, in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that we are able to record, process, summarize, and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act because of the prior material weakness resulting from the significant deficiencies identified by management as of December 31, 2009, which were disclosed in our annual report on Form 10-K for the period then ended.

The significant deficiencies continued to exist as of March 31, 2010, except for:

•

Inadequate controls over the accounting for income taxes. The Company lacked sufficient personnel with adequate technical skills related to accounting for income taxes. This deficiency resulted in misstatements in the Company’s preliminary consolidated financial statements. These errors were corrected by management in the Company’s consolidated financial statements as of and for the year ended December 31, 2009.

Management has implemented controls to address the remaining significant deficiencies, however, additional time is needed to determine whether the weaknesses have been effectively remediated.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial conditions, or results of operations.

ITEM 1A – RISK FACTORS

Except as discussed below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

We need to raise additional capital that may not be available to us.

Regulatory authorities require us to maintain certain levels of capital to support our operations. As of March 31, 2010, the Company and BOHR are “undercapitalized.” Accordingly, we have an immediate need to raise capital. In addition, even if we succeed in raising this capital, we may need to raise additional capital in the future due to additional losses or regulatory mandates. The ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance.

Accordingly, additional capital may not be raised, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to increase our capital ratios could be materially impaired, and we could face additional regulatory challenges. In addition, if we issue additional equity capital, it may be at a lower price than current market value and, in the case of all such issuances, our existing shareholders’ interest would be diluted.

The Company may not be able to meet federal regulatory requirements regarding the restoration of capital of BOHR.

As indicated above, as of March 31, 2010, the Company and BOHR are “undercapitalized” by regulatory capital standards. As a result, BOHR is required to submit a detailed, written capital restoration plan (“CRP”), specifying the steps it and the Company will take to bring BOHR’s capital ratios back into compliance with minimum applicable capital ratios. The CRP will be submitted to BOHR’s federal bank regulator, the Federal Reserve, for approval. If the Federal Reserve does not approve the CRP submitted by BOHR or BOHR fails to implement the CRP in any material respect, then BOHR could be subject to possible future regulatory enforcement actions and subject to the additional restrictions applicable to “significantly undercapitalized” banks until such time that a new CRP is approved. Achievement of the CRP depends on future events and circumstances, the outcome of which cannot be assured.

BOHR is restricted from accepting brokered deposits and offering interest rates on deposits that are substantially higher than the prevailing rates in our market; and BOHR anticipates no longer accepting uninsured deposits.

During the fourth quarter of 2009 and in the first quarter of 2010, the regulatory risk-based capital ratios of BOHR declined significantly largely due to significant additional provisions to our allowance for loan losses. As of March 31, 2010, BOHR was not considered “well-capitalized” under regulatory guidelines. The impact of not maintaining a “well-capitalized” status is of concern in that it could jeopardize the ability to acquire needed funding through sources such as brokered deposits, FHLB advances, or unsecured federal funds credit lines and could tighten liquidity through damage to our reputation in our deposit service areas. This could also lead to increased scrutiny by regulatory agencies and possible sanctions. In response to our declining capital position, we could improve our capital position with additional issuances of equity securities. We may also limit or postpone future asset growth or even shrink our assets in order to maintain appropriate regulatory capital levels. In addition, BOHR anticipates not accepting uninsured deposits and intends to consult with customers with uninsured deposits to restructure their funds so that all deposits will be insured. These efforts, however, may not be successful. Current and future restrictions on the conduct of our business could have a material adverse effect on our ability to attract deposits and liquidity.

Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay. Because BOHR is no longer considered “well capitalized” for regulatory purposes, it is, among other restrictions, prohibited from paying rates in excess of 75 basis points above the national market average on deposits of comparable maturity. Effective January 1, 2010, financial institutions that are not “well capitalized” will be prohibited from paying yields for deposits in excess of 75 basis points above a new national average rate for deposits of comparable maturity,

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

as calculated by the FDIC, except in very limited circumstances where the FDIC permits use of a higher local market rate. The national rate may be lower than the prevailing rates in our local markets, and BOHR (if it is unable to regain “well capitalized” status) may not be able to secure the permission of the FDIC to use a local market rate. If a restriction on the rates that BOHR is able to pay on deposit accounts negatively impacts its ability to compete for deposits in our market area, BOHR may be unable to attract or maintain core deposits, and its liquidity and ability to support demand for loans could be adversely affected.

Because we believe Shore met the definition of “well capitalized” at March 31, 2010, it is not subject to these restrictions.

We may become subject to additional regulatory restrictions in the event that our regulatory capital levels continue to decline.

The additional regulatory restrictions resulting from the decline in our capital category, or any further decline, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or future prospects.

If a state member bank is classified as “undercapitalized,” that bank is required to submit a capital restoration plan to the Federal Reserve. Pursuant to Federal Deposits Insurance Corporation Improvement Act of 1991 (“FDICIA”), an “undercapitalized bank” is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the Federal Reserve of a capital restoration plan for the bank.

Furthermore, if a bank is classified as “significantly undercapitalized” or “critically undercapitalized,” the Federal Reserve would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities, and restrictions on compensation paid to executive officers. If a bank is classified as “critically undercapitalized,” FDICIA requires the bank to be placed into conservatorship or receivership within 90 days, unless the Federal Reserve determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.

Under FDICIA, banks may be restricted in their ability from accepting broker deposits, depending on their capital classification. “Well-capitalized” banks are permitted to accept broker deposits, but all banks that are not “well-capitalized” could be restricted to accept such deposits. These restrictions could materially and adversely affect the ability to access lower cost funds and thereby decrease our future earnings capacity.

Our financial flexibility could be severely constrained if we are unable to renew BOHR’s wholesale funding or if adequate financing is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loan originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature. Our inability to obtain regulatory consent to accept or renew brokered deposits could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or future prospects.

Finally, the capital classification of a bank affects the frequency of examinations of the bank, the deposit insurance premiums paid by such bank, and the ability of the bank to engage in certain activities, all of which could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or future prospects.

Current and future increases in FDIC insurance premiums, including the FDIC special assessment imposed on all FDIC-insured institutions, will decrease our earnings. In addition, FDIC insurance assessments will likely increase from the inability to maintain a well capitalized status, which would further decrease earnings.

The EESA temporarily increased the limit on FDIC coverage to $250,000 for all accounts through December 31, 2013. In addition, in May of 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. The assessment is equal to five basis points of the Company’s total assets minus Tier 1 capital as of June 30, 2009. This represented a charge of approximately $1.4 million, which was recorded as a pre-tax charge during the second quarter of 2009. The FDIC has indicated that future special assessments are possible.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

In addition, the regulatory capital ratios of BOHR decreased below “well capitalized” status and “adequately capitalized” status during the fourth quarter of 2009 and first quarter of 2010, respectively, based on regulatory standards. FDIC insurance assessments for BOHR will likely increase due to this change in regulatory capital status. Any increases in FDIC insurance assessments would decrease our earnings.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of the Company’s common stock in the open market and through privately negotiated transactions. The Company did not repurchase any shares of common stock other than through this publicly announced plan. There were no share repurchase transactions conducted during the first quarter of 2010.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – REMOVED AND RESERVED

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

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: May 17, 2010	/s/ Neal A. Petrovich
Neal A. Petrovich
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)