Form 10-K/A
period 2009-12-31
HAMPTON ROADS BANKSHARES INC
filed 2010-07-12
CIK 1143155

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
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.625 per share	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes____ No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes____ No   X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X    No____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes _____ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer  ☐                                                                            Accelerated filer  ☒
           Non-accelerated filer  ☐                                                                           Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes____ No  __X

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment No. 1”) of Hampton Roads Bankshares, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 that was originally filed with the Securities and Exchange Commission (the “SEC”) on April 23, 2010 (the “Original Form 10-K” and collectively with Amendment No. 1, this “Form 10-K”).

This Amendment No. 1 is being filed solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Original Form 10-K.  General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Original Form 10-K or incorporated by reference from the Company’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Original Form 10-K.

Because the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders was not filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2009, the information required by Part III of Form 10-K cannot be incorporated by reference and therefore must be included as part of the Original Form 10-K. Accordingly, the Company is filing this Amendment No. 1 to include such omitted information as part of the Original Form 10-K.

Except as described in this explanatory note, no other information in the Original Form 10-K is being modified or amended by this Amendment No. 1, and this Amendment No. 1 does not otherwise reflect events occurring after April 23, 2010, which is the filing date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the signature page and the certifications required to be filed as exhibits to this Amendment No. 1.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following sets forth the names, ages and business experience for the past five years of each of the Company’s directors, the date each became a director and their respective term of office.

Name	Age	Principal Occupation	Director Since	Term Expires in
John A. B. “Andy” Davies, Jr.	59
Mr. Davies was named President and CEO of the Company in July 2010.  Prior to joining the Company, Davies was President and CEO of The Marathon Organization Ltd., a management consulting firm focused on community banks.  Davies served as Chairman of the Virginia Board of Directors of RBC Centura Bank from 2001 to 2004 and as Regional President – Virginia Market of Centura Bank from 1999 to 2001.  From 1991 to 1999, he was President, CEO, and Director of First Coastal Bankshares.  His banking career began in 1974.  He is a graduate of the College of William and Mary and the Stonier Graduate School of Banking.  Mr. Davies has been actively engaged with numerous civic, cultural, and educational organizations in Hampton Roads, including the role of board chairman with ACCESS College Foundation, WHRO Foundation, United Way of South Hampton Roads, and Junior Achievement of Greater Hampton Roads.  Mr. Davies’ experience in the banking industry and his extensive knowledge of financial services provide the Board with an invaluable resource for assessing and managing risk and for strategic corporate planning.
			2009	2010

Douglas J. Glenn	43
Mr. Glenn is Executive Vice President, Chief Operating Officer, and General Counsel of the Company and Executive Vice-President and General Counsel of the Bank of Hampton Roads (“BOHR”).  He was appointed Executive Vice President and General Counsel of the Company and the Bank in 2007.  He added the responsibilities of Chief Operating Officer of the Company in February 2009.

Prior to joining the Company, Mr. Glenn practiced law at Pender & Coward, P.C. in Virginia Beach, Virginia.  His law practice was focused primarily on small business clients and clients involved in various aspects of real estate.  His knowledge of small business and real estate finance and legal issues are valuable attributes for the Company’s Board of Directors.
			2006	2012

William Brumsey, III	67
Mr. Brumsey is an attorney and principal in the firm Brumsey & Brumsey, PLLC.  He has practiced law in North Carolina for 41 years.  Prior to his appointment to the Company’s Board of Directors in 2008, he served as a director of Albemarle Savings and Loan Association from 1978 to 1985 and was a founding director of Gateway Bank and Trust Company (“Gateway Bank”) in 1998 and served in that capacity until 2008.  He is a participant in several land acquisition and development projects.  His legal background, real estate activities, and business relationships in the Outer Banks area of North Carolina contribute importantly to the Board.
		2008	2011

Billy G. Roughton	64
Mr. Roughton was a director of Gateway Financial Holdings Inc. (“Gateway”) until its merger with the Company on December 31, 2008 and was Chairman of the Board of Gateway Bank until May 2009.  He is President and CEO of BGR Development, a company that develops and manages both residential and commercial real estate, positions he has held since 1974.  He also is Dealer Principal, President, and CEO of JEB Management Services, Inc., doing business as Alliance Nissan, which is a franchised automobile dealership, positions he has held since 2009.  In addition, Mr. Roughton is the Managing Partner of various companies involved in real estate development and project management for both residential and commercial real estate.  He is directly involved in the management of the business ventures including, among other aspects, personnel management, financing, project cash flow, permit acquisition, operations, and overall viability and corporate stability.  Mr. Roughton has substantial knowledge of the market for residential and commercial real estate and of participants in the market on the Outer Banks area of North Carolina.
		2008	2012

Ollin B. Sykes	59
Mr. Sykes is President of Sykes and Company, P.A., an accounting and business advisory firm with multiple offices.  He has been a Certified Public Accountant (“CPA”) in public practice since 1975, a Certified Management Accountant (“CMA”) since 1980, and an entrepreneur who established his own business, which now employs approximately 20 professionals.  He has had the benefit of handling directly or indirectly thousands of client relationships, both individuals and businesses, over the past three decades.  In addition, he has participated in taking several of his business clients public.  Prior to joining the Company’s Board of Directors, he served as a director of Gateway and Charles & Colvard, Inc.  Mr. Sykes is a graduate of Mars Hill College and earned a bachelor’s degree in business administration.  He also attended a graduate program at Virginia Tech.  He has served on the board of the Chowan Community Foundation and is a member of the National Association of Accountants, the North Carolina Association of Certified Public Accountants, and the American Institute of Certified Public Accountants and is a Certified Information Technology Professional.  Mr. Sykes serves on the Company’s Audit Committee and is one of two designated financial experts on the Audit Committee.  Mr. Sykes brings a wealth of knowledge of accounting and finance to the Company.  He is also knowledgeable in information technology.  He has previously served on the boards of public companies and has been involved with preparing documents in conjunction with taking companies public.
		2008	2010

Frank T. Williams	74
Mr. Williams was a director of Gateway until its merger with the Company on December 31, 2008.  He is President and CEO of Frank T. Williams Farms and affiliated companies since 1955.  The businesses he manages include, among others, farming, trucking, grain elevator and feed mill operations, real estate acquisition, development and management and site development work.  His responsibilities are both operational and managerial through which he oversees all aspects of production and determines the strategic direction of the businesses.  Mr. Williams’ diverse business experience is a valuable resource for the Company’s Board.
		2008	2012

Jerry T. Womack	70
Mr. Womack was a director of Gateway until its merger with the Company on December 31, 2008.  He is President and Chief Executive Officer of Suburban Grading and Utilities, Inc., which he founded in 1969.  Since that time, Suburban has been successful and profitable, completing in excess of $960 million of heavy construction work mostly in the Hampton Roads area.  He has proven in-depth experience and comprehensive expertise in underground utilities, clearing and grading, excavation, paving, and road building,  He has thorough knowledge of city, state, and federal regulations, state highway construction specifications and environmental and OSHA regulations.  His background includes interactions with governmental officials and other area contractors. He has demonstrated his ability to manage diverse responsibilities simultaneously, anticipate and resolve real and potential problems, communicate on all levels and quickly assimilate complex business and financial dealings.  He has served as President of the Tidewater Utilities Contractors Association and as an advisory board member of Cenit Bank.  Mr. Womack brings to the Company more than 40 years of business and financial experience, a broad knowledge of the Hampton Roads markets and a network of business associates, colleagues, and relationships with local, state, and federal government officials.
		2008	2010

Henry P. Custis, Jr.	64
Mr. Custis is a Partner at Custis, Lewis & Dix, a law firm in Accomac, Virginia.  He has practiced law since 1970.  He was chairman of the board of Shore Financial Corporation until its merger with the Company on June 1, 2008 and currently serves as chairman of Shore Bank, a position he has held since 1997.  He also has served on boards for Citizens Bank from 1974-1975 and predecessor banks to the current SunTrust Banks, Inc.  Mr. Custis is a former director of the Eastern Shore of Virginia Community Foundation.  He has practiced law for 39 years, served on bank boards for 36 years, and been an investor for 35 years.
			2008	2012

Richard F. Hall, III	55	Mr. Hall is the owner of Loblolly Farms and Seaside Produce, both of which are located in Accomac, Virginia on the Eastern Shore of Virginia. He has a Bachelor of Science degree from University of Florida. Prior to being named to the Company’s Board of Directors, he was a director of Shore Financial Corporation and Shore Bank.	2008	2011

Patrick E. Corbin	56
Mr. Corbin is the Managing Shareholder of Corbin & Company, P.C.  He has been a Certified Public Accountant since 1979.  From 1988 to 2000 he was a director and chairman of the audit committee of Cenit Bank for Savings in Norfolk, Virginia.  He holds a Bachelor of Science degree in business with a major in accounting from Virginia Polytechnic Institute.  He is a member of professional organizations including, the American Institute of Certified Public Accountants, the Virginia Society of Certified Public Accountants, and the Tidewater Virginia Society of Certified Public Accountants.  He is a director and past chairman of the Chesapeake Alliance.  He was designated as “Super CPA” by Virginia Business magazine in the fields of litigation support and business valuation for the years 2002-2007.  Mr. Corbin brings significant experience to the Board in the fields of accounting and small business expertise.
			2009	2012

William A. Paulette	62	Mr. Paulette was a director of Gateway until its merger with the Company on December 31, 2008 and was a director of Bank of Richmond from 1998 to 2007. He has served on the board of Virginia Military Institute since 2003. He is founder, President, and CEO of KBS, Inc., a construction firm based in Richmond, Virginia. He is responsible for the general management of KBS including its financial success.	2009	2012

Herman A. Hall, III	61
Mr. Hall is a founding board member of BOHR and serves as the Vice Chairman of the Company and BOHR.  He is designated as one of two financial experts on the Company’s Audit Committee, of which he is also Chairman.  Mr. Hall earned a Bachelor’s degree in business from the University of Tennessee and has attended Old Dominion University for MBA studies.  He is the managing member of Hallmark Development, LLC., a real estate development company, and is the managing member of several other residential and commercial real estate development companies.  In addition, he serves as Secretary-Treasurer of Hall Farms, Inc., a truck farming operation.  Mr. Hall’s various endeavors provide him, and consequently, the Board of Directors with insight into the market for commercial and residential real estate and its participants in the Company’s largest market, South Hampton Roads.  He has demonstrated his abilities with successful, multi-million dollar ventures that require business expertise, risk management, management skills, implementation of business plans, and sales.
			1987	2010

W. Lewis Witt	67	Mr. Witt has been the owner and president of Inner-view, Ltd. since September 1976, a utility contractor, and has been the owner of Greenbrier Self Storage since 1997. He previously served as a Chairman of Coastal Virginia Bank until its acquisition by the Company in 1992. Mr. Witt’s involvement with utility contracting acquaints him with a wide network of community officials and other contractors. He is knowledgeable regarding the South Hampton Roads real estate and development market and many of its participants.	1992	2010

Robert R. Kinser	58
Mr. Kinser is an Attorney at Law with the firm Basnight, Kinser, Telyefan, Leftwich, & Nuckolls, P.C.  He has also been a director of Ramsgate Corporation since 1997, a land development company, and Summit Construction since 2005, a home building company.  In addition, Mr. Kinser is involved with numerous and sundry land development companies of a single site nature and with recycling and waste disposal companies.  He has familiarity with real estate market conditions particularly in Chesapeake, Virginia Beach, and Suffolk, Virginia and has a good working relationship with the local governments therein.  He has a good working knowledge of banking and development procedures and familiarity with many of BOHR’s clients, their needs, and their strength as customers of BOHR.
			2006	2010

Jordan E. Slone	47
Mr. Slone has been the Chairman and CEO of Harbor Group International since July 1985, a diversified real estate investment and financial services company with offices in the United States, Canada, and Israel and owns and manages properties in five countries, including properties in the Company’s markets.  Harbor Group’s property portfolio of Class A office buildings and apartment complexes exceeds $2.7 billion in value.  Harbor Group also owns 3.5% of the third largest mobile home company in the United States.  Additionally, the company originates and purchases loans as well as commercial mortgage-backed securities.  Prior to forming Harbor Group in 1985, Mr. Slone was co-founder and Vice President of International Spring Corporation, a Portsmouth, Virginia manufacturer of inner box springs for the mattress industry.  In 1986, the Slone family sold International Spring to Leggett and Platt, Inc., a Fortune 500 company.  Mr. Slone also serves on the Board of Directors of USA Discounters, a furniture retailer and finance company with 13 stores across the United States.  In addition, he is an Advisory Board Member of the National Multi-Housing Council.  Mr. Slone brings significant knowledge regarding commercial real estate and finance as well as organizational and managerial skills to the Company.
			2006	2010

Roland Carroll Smith, Sr.	68
Mr. Smith has been an owner of Hearndon Construction Corp. since 1976 and became the majority owner in 2005.  He also serves as the firm’s President and CEO.  Hearndon is in the business of building single family homes and land development that generates approximately $25-$30 million in annual sales.  Mr. Smith has responsibility for the profitability and overall success of the firm.  He is directly involved with the management and supervision of the company’s employees and the financing of the business including generating sufficient cash flow to meet operating needs.  Mr. Smith has an extensive knowledge of the real estate market in South Hampton Roads and of the participants in the market.
		2006	2011

Bobby L. Ralph	70
Mr. Ralph was the Mayor of the City of Suffolk from 2004-2006 and a Council Member of the City of Suffolk from 2002-2006.  Prior to his service on City Council, he was Director of the Department of Social Services for the City of Suffolk and Executive Director of the Nansemond-Suffolk Chamber of Commerce.  Mr. Ralph’s service to the City of Suffolk required a broad range of managerial skills including budgeting, public relations, personnel management, and the development and execution of strategic plans.  It also provided him with an understanding of municipal government and exposed him to both local and regional leadership and planning processes.
		1997	2011

Emil A. Viola	72
Mr. Viola is a founding director of BOHR and is the Chairman of BOHR and the Company.  He is the Chairman and Treasurer of Vico Construction Corp., which he has owned since 1959.  He has also been the President of Galberry Corporation since 1982, a land development company, and Managing Member of the Great Dismal Swamp RestorationBank, LLC since January 2005, which is a wetlands mitigation banking group.  In addition, he is the Managing Member of numerous companies involved in residential real estate, commercial real estate, and equipment leasing.  Mr. Viola brings more than 50 years of construction, land development, and commercial real estate experience to the Company’s Board of Directors.  He has broad based experience primarily in the South Hampton Roads market that includes knowledge of local governments and their practices and procedures and of other contractors in the market.
		1987	2011

NON-DIRECTOR EXECUTIVE OFFICERS (INCLUDING NAMED EXECUTIVE OFFICERS)

The following sets forth the names, ages, and business experience for the past five years of the Company’s executive officers (including named executive officers pursuant to Item 402 of Regulation S-K), other than the ones listed under “Directors” above.

•           Lorelle L. Fritsch, 43, is the Company’s Senior Vice President and Chief Accounting Officer, positions she assumed in 2004.  Ms. Fritsch also acted as the Chief Financial Officer of the Company from August 2008 to February 2009 and May 2010 to present and of the Bank from August 2008 to the present.

•           David R. Twiddy, 52, has served as Executive Vice President of the Company since December 31, 2008 and President, Eastern North Carolina Markets of BOHR since June 2010.  He has also served as President of Gateway Investment Services, Inc. since January 2000.   He was previously President of BOHR from August 2009 – June 2010.  He also served President and Chief Operating Officer of Gateway Bank from March 2005 – December 31, 2008, and President and Chief Executive Officer of Gateway Bank from December 31, 2008 until May 2009.  Prior to March 2005, he served as a Senior Executive Vice President of Gateway Bank from 2000 through 2005 and as President of Gateway Insurance Services, Inc. from January 2000 until September 2005.

•           Kevin Pack, 48, has been president and CEO of Gateway Bank Mortgage since December 2009.  He was President of Gateway Bank Mortgage from May 2006 to December 2009.  Prior to joining the Company, Mr. Pack was vice president of Charter One Mortgage from November 2005 to April 2006 and Senior Vice President of SunTrust Mortgage prior thereto.

Family relationships

There are no family relationships.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers, and persons who beneficially own more than 10% of the Company’s Common Stock to file initial reports of ownership and reports of changes in beneficial ownership with the SEC.  Such persons are also required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers, and greater than 10% beneficial owners were complied with in 2009, except for the following.  Form 3s were not timely filed by Patrick Corbin, Andy Davies, and William E. Paulette.  Form 4s were not timely filed for Jack Gibson, Tiffany Glenn and Richard Hall (4 of them).

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

Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the Securities and Exchange Commission.  A copy of the Company’s Code of Ethics can be obtained, without charge, through written communications addressed to Attn: John A.B. Davies, Jr., President and Chief Executive Officer, Hampton Roads Bankshares, Inc., 999 Waterside Dr., Suite 200, Norfolk, Virginia 23510.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Particularly during this challenging environment for banking services and the depressed market for bank stocks, our Nominating, Compensation, and Human Resources Committee (“NCHRC”)  and management believe that shareholder value must drive executive compensation decisions.  While our compensation philosophy has been to maintain a competitive compensation package to attract qualified executive officers, we have a pay-for-performance program that bases compensation decisions on the financial performance of the Company. Due to economic conditions, our Company’s return to shareholders during 2009 was not at a level to which management or our Board of Directors is accustomed.  As a result, compensation to our executive officers has been frozen or reduced in 2009 with bonus and stock compensation all but eliminated.

Our recent mergers have also factored into our executive compensation program.  The June 1, 2008 merger combined the Company’s and Shore’s executive management teams and the December 31, 2008 merger combined the Company’s and Gateway’s management teams.  Both mergers brought together different executive compensation programs.

The following plans of Shore were assumed by the Company in connection with its acquisition:  the Shore Financial Corp. 2001 Stock Incentive Plan and the Shore Financial Corp. 401(k) Plan (the “Shore 401(k) Plan”).  The following plans of Gateway were assumed by the Company in connection with its acquisition of Gateway:  the Gateway Bank and Trust Company Employee’s Savings & Profit Sharing Plan and Trust (the “Gateway 401(k) Plan”); the 1999 Incentive Stock Option Plan of Gateway Financial Holdings, Inc.; the 1999 Non-Statutory Stock Option Plan of Gateway Financial Holdings, Inc.; the 2001 Non-Statutory Stock Option Plan of Gateway Financial Holdings, Inc.; the 2005 Omnibus Stock Ownership and Long-Term Incentive Plan of Gateway Financial Holdings, Inc.; and the 1999 Bank of Richmond Stock Option Plan of Gateway Financial Holdings, Inc.

During 2009, our NCHRC focused on retaining and attracting key executives to assist in managing though the financial challenges facing the Company.  The NCHRC reviews the compensation, including salaries, bonuses, employee benefits, executive incentive plans, policies, practices, and programs, for the Company’s executive officers.  We evaluate the performance of the Company’s Chief Executive Officer and, with the assistance of the Chief Executive Officer, the performance of the other executive officers.

Our intent is to offer compensation packages that will attract and retain high quality personnel for our organization.  We want to provide our employees with incentives that will align their interests with the long-term and short-term goals of the organization as a whole.  Several components of our compensation packages include vesting periods and stock ownership which are designed to promote loyalty and longevity among employees.  We wish to reward those employees who are excelling in their respective positions and, by so doing, enhance the future profitability of our Company.

Changing Regulatory Environment

Our compensation programs during 2009 were also impacted by our participation in the Capital Purchase Program (“CPP”) or the United States Department of the Treasury's Troubled Asset Relief Program (“TARP”).  As a result of participation in TARP, our executives and certain of our employees are subject to compensation related limitations and restrictions for the period that we continue to participate. The TARP compensation limitations and restrictions include:

•	a prohibition on payment to any of our five most highly compensated employees of any cash bonuses;

•
a prohibition on our named executive officers and the next five most highly compensated employees from receiving any severance payments upon a termination of employment or any payments triggered by a change in control;

•
a requirement that we “claw back” incentive compensation to our named executive officers and the next 20 most highly compensated employees if it is based on materially inaccurate financial statements or performance metrics, and a prohibition on payment of any tax gross-up payment to this group; and

•	a limitation on tax deductions for compensation paid to each of our named executive officers that exceeds $500,000 in any year.

In addition, on October 22, 2009, the Federal Reserve issued proposed guidance on incentive compensation.  The guidance includes three principles:

•	Incentive compensation arrangements should balance risk and financial results in a manner that does not provide employees incentives to take excessive risks on behalf of the banking organization.

•	A banking organization’s risk-management processes and internal controls should reinforce and support the development and maintenance of balanced incentive compensation arrangements.

•	Banking organizations should have strong and effective corporate governance to help ensure sound compensation practices.

The guidance is immediately effective under the Federal Reserve’s power to regulate the safety and soundness of financial institutions.  The Federal Reserve will apply the guidance to all U.S. financial institutions.

As required by the American Recovery and Reinvestment Act of 2009 (“ARRA”), and consistent with the other regulatory guidance mentioned above, a number of amendments were made to our executive compensation program. The amendments included:

•	Performance-based bonuses and other incentive payments to the five most highly compensated employees, and all other employees were not made during fiscal 2009.

•	The change of control agreements previously applicable to senior executive officers, the next five most highly compensated employees, and all other employees were suspended during fiscal 2009.

In addition, the Company is in the process of adding a recovery or “clawback” provision to the Company’s incentive compensation plans requiring that any senior executive officer and the next twenty most highly compensated employees return any bonus payment based upon materially inaccurate financial statements or performance metrics.  However, there were such no bonus payments to any such officers or employees during fiscal 2009.

Our Board also adopted an “Excessive or Luxury Expenditure Policy” that is consistent with the TARP requirements and that can be found on the Company’s website.  This policy, which applies to all our employees, covers expenditures for entertainment or events, office and facility renovations, aviation or other transportation services, and other activities or events. These expenditures are prohibited excessive or luxury expenditures to the extent they are not reasonable expenditures for staff development, reasonable performance incentives, or other similar reasonable measures conducted in the normal course of the Company’s business operations.

Elements of Compensation

The challenge for management and the NCHRC is to motivate, retain and reward key performers for working harder and smarter than ever in a very difficult banking environment. At the same time, we recognize that some of the tools we would use to accomplish these objectives have been taken away due to the TARP compensation restrictions.  In 2009, management and the NCHRC, believing in the long term validity of our compensation program, attempted to preserve the integrity of that program to the extent possible, while respecting the requirements and restrictions of TARP.

Our compensation packages currently consist of the following elements:

Salary:  We consider many factors in determining the salary component for each of the executive officers.  Because one of our objectives is to attract and retain high quality personnel, historically, we have conducted surveys of other financial institutions and reviewed data from a peer group within our region taking into account asset size and revenue base to ensure that we are comparing ourselves to similar organizations. In fiscal 2009, however, no such survey or peer review was conducted and no benchmarking was used in setting annual compensation.

Salary for each executive officer is determined based on his or her individual and group responsibilities and achievements during the preceding year and include judgments based on performance evaluations, regulatory examination results, efficiency in performance of duties, and demonstrated leadership skills.  Decisions to increase or decrease compensation materially from the prior period are influenced by the amount of new responsibilities taken on by the executive officers and their contributions to the profitability of the Company.

When determining the 2009 salary for our executive officers who were employed by the Company during 2008, we also measured the following financial accomplishments during 2008:

a)           An increase in net income of 5.43% over 2007.
b)           An increase in assets of 447.28% over 2007.
c)           An increase in loans of 445.87% over 2007.
d)           An increase in deposits of 432.18% over 2007.

The salaries of Messrs. Davies and Petrovich, who both joined the Company in 2009, were based on negotiated amounts between these executives and the Company, taking into account their respective experience level, the financial condition of the Company and restrictions imposed due to the Company’s participation in the Treasury’s CPP.

The executive officers do not play a role in the compensation process except for the Chief

Executive Officer, John A. B. Davies, Jr., and former Chief Executive Officer, Jack W. Gibson, each of whom would present information regarding the other executive officers to the NCHRC for their consideration.  Neither Mr. Davies nor Mr. Gibson were ever present while the NCHRC deliberated on their compensation package.

Employment Agreements:

John A. B. Davies, Jr.  We have an employment agreement with our President and Chief Executive Officer, John A. B. Davies, Jr.  Mr. Davies joined the Company as President and Chief Executive Officer effective July 14, 2009.  The Company and Mr. Davies have entered into a three-year employment contract, which provides for an initial annual salary of $500,000.  He is eligible to participate in all cash and non-cash employee benefit plans maintained by the Company for its senior executive officers, as may be determined by the Company’s Board of Directors.  All of the aforementioned plans are more fully discussed herein. Other benefits extended to Mr. Davies include the personal use of a Company automobile.

Subject to certain limitations, Mr. Davies is to receive annually restricted stock grants equal to the lesser of 25% of his annual base salary on the date of grant or the maximum the Company is able to provide under the applicable restricted stock plan and each such annual award of restricted shares shall be subject to vesting as follows: one-third of such shares shall vest as of the second anniversary of the date of grant; one-third of such shares shall vest on the second anniversary of the date of grant to the extent the Company attains reasonable performance standards for the year in which the grant occurred; and (iii) one-third of such shares shall vest upon the Company’s attainment of reasonable performance standards for the three-year period, beginning with the year in which the grant occurred.

On December 30, 2009, Mr. Davies received a fully-vested 75,000 share award of restricted stock and a cash bonus in the amount of $58,000. This award was made as an inducement for joining the Company earlier in the year in lieu of receiving a larger signing bonus. Of the 75,000 shares of restricted stock, 50,000 shares were granted under the Company’s 2006 Stock Incentive Plan.

Lorelle Fritsch.  Mrs. Fritsch previously entered into a five-year employment contract with the Bank, which includes payment of a severance amount in the event of a change in control of the Company, which may be paid unless the Treasury Department or other government agency issues guidance that would prohibit such payments, such as EESA and ARRA.  This contract was amended as of July 23, 2008 to make the Company a party in addition to the Bank.  The severance amount will be equivalent to three times the average of her previous three year’s salary minus one dollar payable over a sixty-month period.  Mrs. Fritsch’s employment contract will renew in five-year increments.

Douglas J. Glenn.  Mr. Glenn entered into a six year employment contract in 2007.  His annual salary was 400,000 in 2009.  Mr. Glenn is eligible to participate in the following compensation programs offered by the Company: Supplemental Executive Retirement Plan, Executive Officers Bonus Plan, Stock Incentive Plan and the Executive Savings Plan.  In addition, Mr. Glenn is eligible to participate in all of the plans and arrangements that are generally available to all of the Company’s salaried employees, including the Company’s 401(k) plan.  Other benefits extended to Mr. Glenn include the personal use of a Company automobile and club dues.  In the event of a change-in-control of the Company, Mr. Glenn will be eligible to receive a payment consistent with change-in-control payments for other named executive officers.  Mr. Glenn’s employment contract will renew in five year increments after the initial term upon similar terms as other executive officers of the Company.

Mr. Glenn also has a supplemental employment retirement plan.  The plan provides benefits to Mr. Glenn at age 65 in the amount of one half of his final three years of service for a period of 15 years following retirement.  The plan vests ratably over fifteen years beginning after the fifth anniversary of service.  This plan contains change-in-control provisions consistent with those of other executive officers.

Mr. Glenn also was issued 10,000 shares of restricted shares of Common Stock upon his hiring in 2007.  The restricted shares will vest in five years and immediately upon a change-of-control event.  In addition, Mr. Glenn was granted incentive stock options for 20,000 shares of Common Stock that vests in years five through ten of Mr. Glenn’s employment, or immediately upon a change-of-control event and other customary circumstances.

David Twiddy.  On December 31, 2008, Gateway Bank entered into an employment agreement with David R. Twiddy. The agreement has a term of thirty-six months with an initial base salary of $425,000. The agreement provides for certain payments under specified circumstances including a change in control of the Company. The agreement restricts Mr. Twiddy from employment that competes with the Company or any of its subsidiaries for one year following termination of employment. In addition Mr. Twiddy is restricted from the solicitation of business of the Company’s or any of its affiliates’ customers and solicitation of employment of the Company’s or any of its affiliates’ employees for a period of one year following termination of employment. The agreement further prohibits the disclosure of proprietary information. In addition, the Company entered into a restrictive covenant agreement with Mr. Twiddy that restricts Mr. Twiddy from employment that competes with the Company and any of its affiliates for a period of time specified in the covenant. Mr. Twiddy received $425,000 in compensation for entering into the covenant.

Kevin Pack.  We do not have a written employment agreement with our President of Gateway Bank Mortgage, Kevin Pack.  Mr. Pack receives an annual salary of $325,000, and additional commissions based on the number of loans that may be sold by Gateway Mortgage in the secondary mortgage market.  He is eligible to participate in all employee benefit plans maintained by the Company.  Other benefits extended to Mr. Pack include the personal use of a Company vehicle.

Neal Petrovich.  Mr. Petrovich had no written employment contract with the Company.  His initial annual salary was $200,000, but was raised to $325,000 during the year to be consistent with the compensation of other executives in the Company.  Mr. Petrovich was eligible to participate in the following compensation programs offered by the Company: Supplemental Executive Retirement Plan, Executive Officers Bonus Plan, Stock Incentive Plan and the Executive Savings Plan.  In addition, Mr. Petrovich was eligible to participate in all of the plans and arrangements that are generally available to all of the Company’s salaried employees.  Other benefits extended to Mr. Petrovich included the personal use of a Company automobile.  He also received a moving allowance to assist with his relocation expenses.  As an incentive to join the company, Mr. Petrovich was also issued 5,000 shares of restricted stock.

Jack Gibson.  We had an employment agreement with Mr. Gibson which was automatically renewable in five-year increments and renewed automatically in 2007.  During 2008, the Company entered into an amendment to the employment agreements with Jack W. Gibson to reflect provisions required by Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”).  This agreement was terminated on May 18, 2009, pursuant to Mr. Gibson’s retirement from the Company.  Mr. Gibson’s salary was determined each year by the NCHRC, but in no event was to be less than $50,000.  Mr. Gibson’s employment agreement also provided that Mr. Gibson may receive other compensation and benefits as the board of directors elects to provide to all of our employees.

In connection with his retirement, Mr. Gibson entered into a separation agreement with the Company (the “Separation Agreement”). Under the Separation Agreement, the Company agreed to grant Mr. Gibson the option, on the latter of January 4, 2010 or such date as the Company is permitted to do so by law (“Option Date”) to require the Company to purchase 100,000 of his shares of the Company, free and clear of all liens, for the closing price of the Company’s stock on the Option Date.  Should Mr. Gibson have elected this option, the purchase price for said shares would have be paid in twelve (12) equal monthly installments with the first installment being paid to the Executive on the Option Date.  Mr.

Gibson elected not to sell his shares to the Company.

Mr. Gibson will retain his benefits under the following Company plans:  Supplemental Retirement Plan, 401(k), Executive Savings, Stock Options, Restricted Stock, and Director Deferred Compensation (“Benefit Plans”) to the extent permitted by law.  Benefits under said Benefit Plans will be paid to Mr. Gibson in accordance with the applicable plan terms.

Mr. Gibson is to provide consulting services to the Company as an independent contractor for a period of three years (the “Consultancy Period”) for the total sum of $1,300,000 to be paid in the amount of $600,000 beginning on May 18, 2009 and $700,000 on January 1, 2010.  As of May 25, 2010, Mr. Gibson received $600,000 of this fee.  Mr. Gibson elected to continue participation in the Company’s medical plans as provided by COBRA.  As a result, the Company is paying 100% of Mr. Gibson’s COBRA premiums for 18 months.  In addition, Company agreed to turn over ownership of a Company vehicle Mr. Gibson had been using for business purposes.  Further, during the Consulting Period, the Company agreed to reimburse Mr. Gibson for his membership dues at Greenbrier Country Club.  Mr. Gibson is also subject to a non-solicitation, confidentiality, and non-competition agreement.

During May 2009, Mr. Gibson also began receiving payments of $900 per month pursuant to his Director’s Retirement Plan Agreement and received total payments of $7,200 during 2009.  The Director’s Retirement Plan Agreement provides that a payment equal to 50% of the monthly board fees will be paid beginning on the first month following conclusion of service from the Board of Directors and continue for a term determined by a formula based on years of board service.  The term of Mr. Gibson’s monthly payments is 11 years.  Also, Mr. Gibson began receiving payments of $1,500 per month pursuant to his Director’s Emeritus Program Agreement and received total payment of $12,000 during 2009.  The Director Emeritus Program Agreement provides a $1,500 monthly payment beginning on the first month following conclusion of service from the Board and continues for a 10 year term.

Incentive Plan:  In order to focus our executive officers’ attention on the profitability of the organization as a whole, we pay cash incentives based upon our annual financial performance as measured by return on average assets.  No bonuses were paid to executive officers under this plan during 2009.

2006 Stock Incentive Plan:  We strongly encourage all directors and employees to own stock in the Company.  We feel that stock ownership among employees fosters loyalty and longevity and is an excellent method for aligning employee interests with the long-term goals of the organization and our shareholders.  To facilitate stock ownership, the compensation committee of the board of directors adopted the 2006 Stock Incentive Plan on March 14, 2006.  This plan was approved by the shareholders of the Company at the April 25, 2006 Annual Meeting of Shareholders.  Under the plan, shares of our Common Stock may be issued to our directors, officers, key employees, consultants, and advisors in the form of restricted stock awards, incentive stock awards, incentive stock options, and non-statutory stock options.  Each type of award under the plan is subject to different requirements and the awards may be conditioned by the performance of the officers and their contribution to the performance of the Company.  The plan provides that no person shall be granted incentive stock options worth more than $100,000 based on their exercise price or 50,000 shares of restricted stock or stock options during any calendar year.  During 2009, the Company granted no stock options or stock awards.

Executive Savings Plan:  We have implemented an Executive Savings Plan with executive officers and certain other officers whereby an initial contribution of the officer’s salary made by the officer will be matched 100% each year by the Company as long as the officer’s employment with the Company continues and the officer is in good standing.  There were contributions of $35,134 to the Executive Savings Plan during 2009.  The purpose of this plan is to promote employment longevity and to provide key employees with a retirement savings vehicle.  Contributions into this plan may be used to purchase employer stock or may be placed in savings accounts for the benefit of each individual participant.  Dividends paid on Common Stock held in the plan are reinvested.  Amounts may only be withdrawn from the plan upon termination of employment at which time the participant may elect to take the distribution as a lump sum payment or in annual installments.  The plan also provides for additional payments to be made to the officers upon termination of employment following a change of control of the Company.  Additional information regarding these payments can be found further in this document.

Defined Contribution Plan:  We provide defined contribution 401(k) plans at each of our subsidiary banks.  The Company may also make an additional discretionary contribution to the plans.  Participants are fully vested in their contributions and the Company’s match immediately and become fully vested in the Company’s discretionary contributions after three years of service.

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

Under the Gateway 401(k) plan, all employees over the age of 18 that have completed three months of service are eligible to participate.  The Company matches 100% of the employees’ contributions up to 6% of the employee’s salary.

Supplemental Retirement Agreement:  The Company has entered into Supplemental Retirement Agreements with several key officers.  The following gives a description of the plan.

We entered into a Supplemental Retirement Agreement with Jack W. Gibson on January 1, 1993.  The purpose of the agreement was to provide retirement benefits for Mr. Gibson that will reward his years of service to the Company.  Under this agreement, Mr. Gibson is eligible to receive an annual benefit payable in 15 installments equal to 50% of his benefit computation base following the attainment of his plan retirement date, November 9, 2010.  The benefit computation base is calculated as his average compensation including bonuses from us over the three highest compensation completed calendar years prior to the year during which the Plan Retirement Date occurs.  The estimated annual benefits payable upon retirement at the plan retirement date are $357,826.  Mr. Gibson became fully vested in the plan in January 2008.  On May 27, 2008, BOHR and Mr. Gibson entered into an amendment to Mr. Gibson’s Supplemental Retirement Agreement. The amendment reflects provisions required by Section 409A of the Code and clarified the benefits to be paid in the event of Mr. Gibson’s death prior to retirement.

Gateway Bank entered into a Supplemental Retirement Agreement with David R. Twiddy on December 24, 2008.  The purpose of the agreement is to provide a retirement vehicle for Mr. Twiddy that will reward his years of service to Gateway Bank.  Under this agreement, Mr. Twiddy is eligible to receive an annual benefit payable in 15 installments equal to 70% of his benefit computation base following the attainment of his plan retirement date, September 24, 2022.  The benefit computation base is calculated as his average compensation including bonuses from us over the three highest compensation completed calendar years prior to the year during which the Plan Retirement Date occurs.  The estimated annual benefits payable upon retirement at the plan retirement date are $601,656.

We entered into a Supplemental Retirement Agreement with Douglas J. Glenn on November 1, 2007.  The purpose of the agreement is to provide a retirement vehicle for Mr. Glenn that will reward his years of service to the Company.  Under this agreement, Mr. Glenn is eligible to receive an annual benefit payable in 15 installments equal to 50% of his benefit computation base following the attainment of his plan retirement date in 2031.  The benefit computation base is calculated as his average compensation including bonuses from us over the three highest compensation completed calendar years prior to the year during which the Plan Retirement Date occurs.  The estimated annual benefits payable upon retirement at the plan retirement date are $549,632.  Mr. Glenn will become fully vested in the plan in November 2022.

Supplemental Executive Retirement Plan (“SERP”).  BOHR adopted a SERP in 2005.  The only named Executive Officer currently participating in the SERP is Lorelle Fritsch.  The purpose of the agreement is to provide a retirement vehicle for Mrs. Fritsch that will reward her years of service to the Company.  Under this agreement, Mrs. Fritsch is eligible to receive an annual benefit payable in 15 installments of $50,000 for a total of $750,000 commencing upon the first month after such executive attains age 65. The benefits shall, to the extent in compliance with applicable law, vest ratably from the date of the sixtieth month of participation in the SERP through the executive attaining age 65.

Perquisites and other benefits.  In addition to the benefits described above, we provide our executive officers with certain other perquisites that the NCHRC considers to be usual and customary within our peer group to remain competitive in the market for experienced management. For instance, named executive officers receive partial reimbursement from the Company of their country club expenses and the use of an automobile.  Gateway paid premiums for dependent health insurance coverage for its executive officers and reimburses executive officers for the payment of federal and state income taxes imposed as a result of the grant of restricted stock.

Split Dollar Arrangements.  Gateway Bank (now BOHR) is a party to a Split Dollar Agreement with Mr. Twiddy, which provides for the division of the death proceeds on the life insurance policy on his life, which is owned by BOHR, with his designated beneficiary.  Under the Split Dollar Agreement, if Mr. Twiddy dies, his beneficiary shall be entitled to a fixed cash benefit from BOHR. The amount is approximately $2,535,500 for Mr. Twiddy.  BOHR is not permitted to sell, surrender, or transfer ownership of any life insurance policy without replacing the policy with a comparable policy to cover the benefit provided by the Split Dollar Agreement. BOHR may not terminate or amend the Split Dollar Agreements without the officer’s consent. All life insurance policies are subject to the claims of creditors.

US Treasury Capital Purchase Program Limitations on Executive Compensation.  In 2008, the Company elected to participate in the Treasury’s CPP which is part of what is commonly known as “TARP,” by selling preferred stock and warrants to the Treasury.  As a condition to participating in the CPP, each participating company was required to agree to certain limits on executive compensation.  Before electing to participate in the CPP, we carefully considered these limitations and concluded that they are not inconsistent with, and would not unduly interfere with, our compensation philosophy or our compensation plans and programs.

The Company has agreements with Andy Davies, Jack Gibson, Lorelle Fritsch, David Twiddy, and Doug Glenn, which authorize the Company or the applicable subsidiary of the Company to amend his or her compensation, bonus, incentive, and other benefit plans and arrangements and agreements as necessary to comply with the requirements of Section 111(b) of the EESA and the TARP CPP and waives any and all claims against the U.S. Treasury and against the Company for those changes that the Company shall make to its compensation and benefit programs to allow the Company to comply with Section 111(b) of EESA in conjunction with its participation in the U.S. Treasury’s TARP CPP.

Risk Assessment

We reviewed our compensation programs and policies for all employees and determined that they are not reasonably likely to have a material adverse effect on the Company.  We believe our compensation programs are designed with the appropriate balance of risk and reward in relation to our Company’s overall business strategy.  In addition, our executive compensation programs no longer provide for the payment of performance based-bonuses, which significantly reduces the amount of excessive risk-taking that our compensation programs might impose.

Leadership Structure

We have operated under a board leadership structure with separate roles for our Chairman of the Board and our Chief Executive Officer, although our governance documents do not require this.  Mr. Viola, as our Chairman of the Board, is responsible for presiding over the meetings of the board of directors and the annual meetings of stockholders, and Mr. Davies, as our Chief Executive Officer, is responsible for the general management of the business, financial affairs and day-today operations of the Company. As our directors continue to have more oversight responsibility, we believe it is beneficial to have a Chairman whose focus is to lead the board and facilitate communication among directors and management. Accordingly, we believe this structure is the best governance model for the Company and our stockholders.

2009 Nominating, Compensation, and Human Resources Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis included in this Form 10-K and discussed it with the Company’s management. Based on this review and discussion, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 and the Company’s proxy statement.

During fiscal 2009, the Company participated in the Troubled Asset Relief Program (“TARP”) established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 (“EESA”) as a result of its sale of preferred stock to the Treasury.

As required by the TARP and by the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Compensation Committee reviewed the terms of each employee compensation plan with the Company’s senior risk officer.  This process included the review of all applicable employee contracts, including salary, annual incentives, and long-term incentives and performance measurements.

Amendments to Executive Compensation Program:  As required by ARRA, a number of amendments have been made to our executive compensation program. The amendments include:

•	Performance-based bonuses and other incentive payments to the five most highly compensated employees, and all other employees were not made during fiscal 2009.

•	The change of control agreements previously applicable to senior executive officers, the next five most highly compensated employees, and all other employees were suspended during fiscal 2009.

In addition, the Company is in the process of adding a recovery or “clawback” provision to the Company’s incentive compensation plans requiring that any senior executive officer and the next twenty most highly compensated employees return any bonus payment based upon materially inaccurate financial statements or performance metrics.  However, there were such no bonus payments to any such officers or employees during fiscal 2009.

The purpose of the review was to identify any features of the incentive compensation plans that could encourage the Company’s executive officers to take unnecessary and excessive risks.  The Committee believes that the senior executive officer compensation plans do not encourage the senior executive officers to take unnecessary or excessive risks that threaten the value of the Company or encourage the manipulation of reported earnings because such plans currently do not contain performance-based compensation elements.  In addition, to ensure compliance with relevant laws associated with the receipt of TARP, the Company suspended all incentives, with the exclusion of base salaries.

The Compensation Committee certifies that it has reviewed with the senior risk officer the senior executive officer compensation plans and has made all reasonable efforts to ensure that these plans do not encourage senior executive officers to take unnecessary and excessive risks that threaten the value of the Company.  The Committee further certifies that it has reviewed with the senior risk officer the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Company; and the Company has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company to enhance the compensation of any employee.

W. Lewis Witt, Chairman
William Brumsey, III
Patrick E. Corbin
Henry P. Custis Jr.
Herman A. Hall III
Richard F. Hall III
Robert R. Kinser
Bobby L. Ralph
Roland Carroll Smith Sr.
Frank T. Williams

Summary Compensation Table

The following table shows the compensation of our principal executive officers and principal financial officers during fiscal 2009, as well as our three most highly compensated executive officers (other than our principal executive officer and principal financial officers) during the year.  References throughout this Form 10-K to our “named executive officers” or “named executives” refer to each of the individuals named in the table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (h)($)	Option Awards (i)($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (j)($)	All Other Compensation ($)	Total ($)

John A. B. Davies, Jr.	2009	$242,628(k)	$57,895	$123,750	--	--	--	$11,913(a)	436,186
Neal A. Petrovich	2009	234,006(l)	--	$41,500	--	--	--	33,976(b)	309,482
Lorelle L. Fritsch (m)	2009 2008	181,166 131,907	-- --	-- 22,500	-- --	-- --	16,099 15,046	11,405(c) 44,022	208,670 213,475
David Twiddy	2009 2008	425,000 425,000	-- 130,000	-- 80,000	-- --	-- --	205,945 --	109,605(d) 855,307	740,550 1,490,307
Douglas J. Glenn	2009	400,000	--	--	--	--	55,193	75,302(e)	530,495
Kevin Pack	2009	353,718(n)	--	--	--	--	--	19,344(f)	373,062
Jack W. Gibson	2009 2008 2007	241,096 530,000 460,000	-- -- --	-- 79,500 --	-- -- --	-- -- 165,600	559,676 517,851 402,815	746,138(g) 195,811 101,898	1,546,910 1,323,162 1,130,313

(a)  This column includes $11,850 in fees for acting as a director of the Company and $63 for personal use of a Company automobile.

(b)  This column includes $29,126 for moving expenses and Greenbrier Country Club dues of $1,884 and $2,966 for personal use of a Company automobile.

(c) This column includes $7,000 in 401(k) match, $1,556 for personal use of an automobile, and a $2,849 tax gross-up payment related to the vesting of restricted stock.

(d) This column includes a $14,700 in 401(k) match, $1,155 for personal use of an automobile, an $84,138 tax gross-up payment related to the vesting of restricted stock, The Pines Lake Country Club dues of $1,925, Town Center City Club dues of $70, YMCA dues of $492, and BOLI imputed income of $7,125.

(e)  This column includes $9,800 in 401(k) match, $5,111 for personal use of an automobile, a $9,785 tax gross-up payment related to the vesting of restricted stock, and Cavalier Golf & Yacht Club dues of $1,206.  This total also includes $49,400 in fees for acting as a director of the Company, consisting of:  $21,600 in cash and a $27,800 stock award.

(f)  This column includes $14,700 in 401(k) match, $660 for personal use of an automobile, Capital City Club dues of $1,881, State Club dues of $1,215, and BOLI imputed income of $888.

(g)  This column includes $9,167 in 401(k) match, $60,739 for personal use of an automobile, a $10,046 tax gross-up payment related to the vesting of restricted stock, and Greenbrier Country Club dues of $4,136.  This total also includes $42,850 in fees for acting as a director of the Company, consisting of:  $14,400 in cash and a $28,450 stock award.  This column also includes payments to Mr. Gibson of $7,200 under his Retirement Plan Agreement and $12,000 in payments under his Director’s Emeritus Program Agreement.  This amount also includes $600,000 Mr. Gibson received under his consulting arrangement with the Company, which he received effective upon his resignation on May 18, 2009.

(h)  This column represents stock awards granted by the Company.  The expense was calculated according to ASC Topic 718 (formerly known as FASB Statement 123R).  Additional information regarding stock-based compensation expense can be found in the Notes to Consolidated Financial Statements filed with our 2009 Annual Report.  Stock awards are expensed over the vesting periods established at the time the grants are made by the Company.

(i)  This column represents the expense to the Company related to stock options granted.  The expense was calculated according to ASC Topic 718 (formerly known as FASB Statement 123R).  Additional information regarding stock-based compensation expense can be found in the Notes to Consolidated Financial Statements filed with our 2009 Annual Report.  Stock options granted to employees and Directors during 2008, and 2007 and 2006 have exercise prices equal to the market value of our Common Stock on the grant date.

(j)  This column represents the change in the benefit obligation for the Supplemental Retirement Agreements from the previous year to the current year.  These amounts were expensed during the year and a liability was recorded on the Company’s balance sheet which represents the present value of payments that will be made to employees under the Supplemental Retirement Agreements upon their retirement.  We have funded the Supplemental Retirement Agreements within this column with life insurance policies which name the company as beneficiary.  These life insurance policies will reimburse the Company for all expenses related to the Supplemental Retirement Agreements including the policy premiums and the payments made to employees upon their retirement.

(k)  This amount represents part-year compensation due to Mr. Davies having joined the Company on July 14, 2009.

(l)  This amount represents part-year compensation due to Mr. Petrovich having joined the Company on February 17, 2009.

(m) Ms. Fritsch served as the Chief Financial Officer of the Company from August 2008 to February 2009 and from May 2010 to present.  She has acted as the Bank’s Chief Financial Officer from August 2008 to the present.  Prior to being named Acting Chief Financial Officer for the Company, Ms. Fritsch was Senior Vice President and Chief Accounting Officer of the Company and she continues to serve in such positions.

(n) includes sales commissions of $28,718.

Grants of Plan-Based Awards Table

The following table presents all plan-based awards granted to the named executive officers during 2009.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

John A. B. Davies, Jr.	--	75,000 (1)	--	--	$123,750
Neal A. Petrovich	--	5,000	--	--	$41,500
Lorelle L. Fritsch	--	--	--	--	--
David Twiddy	--	--	--	--	--
Douglas J. Glenn	--	--	--	--	--
Kevin Pack	--	--	--	--	--
Jack W. Gibson	--	--	--	--	--
(1) Represents 75,000 fully-vested shares of restricted stock, 50,000 shares of which were granted under the Company’s 2006 Stock Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End Table

The following table presents outstanding stock option and non-vested stock awards as of December 31, 2009.

Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

John A. B. Davies, Jr.	--	--	--	--	--	--
Neal A. Petrovich	--	--	--	--	875	$7,262
Lorelle L. Fritsch	-- 1,978 2,079 1,074 1,006 1,192 729	3,000 -- -- -- -- -- --	$12.00 10.65 11.52 11.60 9.00 8.00 8.00	12/31/16 12/31/15 12/31/14 12/31/13 12/31/12 12/31/11 12/31/10	--	--
David Twiddy	-- 24,321 13,764 6,075	3,350 -- -- --	21.87 19.67 9.16 8.64	08/28/16 11/24/14 08/02/11 11/20/10	--	--
Douglas J. Glenn	-- 2,000 10,000	20,000 -- --	12.25 12.00 12.00	11/01/17 12/31/16 12/31/16	2,000	8,300
Kevin Pack	--	6,700	20.99	08/31/17	--	--
Jack W. Gibson	2,000 -- 1,737 2,638 20,343 3,467 2,579 19,831 3,030 2,531 21,895 2,466 24,876 2,406 17,788 2,399 25,788	-- 25,000 -- -- -- -- -- -- -- -- -- -- -- -- -- -- --	12.00 12.00 10.65 10.65 10.65 11.55 11.52 11.52 11.60 11.60 11.60 9.0 9.0 8.0 8.0 8.0 8.0	12/31/06 12/31/06 01/01/16 12/31/15 12/31/15 01/01/15 12/31/14 12/31/14 12/31/14 12/31/13 12/31/13 12/31/12 12/31/12 12/31/11 12/31/11 12/31/10 12/31/10	592	6,302

All of the above stock options were fully vested on the grant date except for the stock options granted on December 31, 2006 and November 1, 2007.  Of the stock options granted on December 31, 2006, Mr. Gibson’s options have a four-year vesting schedule and Ms. Fritsch’s options have a five-year vesting schedule.  All stock options have 10-year terms.  Mr. Gibson’s non-vested stock awards were to vest over the seven-year period ending January 1, 2016.

Option Exercises and Stock Vested Table

The following table presents the stock options exercised and the stock awards vested for the named executive officers during 2009.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

John A. B. Davies, Jr.	--	--	--	--
Neal A. Petrovich	--	--	1,000	$8,300
Lorelle L. Fritsch	--	--	2,647	22,450
David Twiddy	--	--	--	--
Douglas J. Glenn	--	--	5,294	44,999
Kevin Pack	--	--	--	--
Jack W. Gibson	--	--	9,352	79,492

Pension Benefits Table

The following table presents information related to the Supplemental Retirement Agreements for the named executive officers as of and for the year ended December 31, 2009.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

John A. B. Davies, Jr.	None	--	--	--
Neal A. Petrovich	None	--	--	--
Lorelle L. Fritsch	Supplemental Retirement Plan	--	$31,145	--
David Twiddy	Supplemental Retirement Agreement	--	205,945	--
Douglas J. Glenn	None	--	--	--
Kevin Pack	None	--	--	--
Jack W. Gibson	Supplemental Retirement Agreement	--	2,973,258	--

The Supplemental Retirement Agreements are discussed in further detail in the Compensation Disclosure and Analysis section of this Form 10-K.  The discount rate used to calculate the Present Value of Accumulated Benefit was 7% in accordance with the plan agreement.

Nonqualified Deferred Compensation Table

The following table presents information related to the Executive Savings Plan for the named executive officers during 2009.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

John A. B. Davies, Jr.	--	--		--
Neal A. Petrovich	$20,000	--	$672	--
Lorelle L. Fritsch	--	--	$3,646	--
David Twiddy	--	--		--
Douglas J. Glenn	--	--	$1,580	--
Kevin Pack	--	--		--
Jack W. Gibson	--	--	$4,028	--

The Executive Savings Plan is discussed in further detail in the Compensation Disclosure and Analysis section of this Form 10-K.  Amounts disclosed above in the “Registrant Contributions in Last Fiscal Year” and “Aggregate Earnings in Last Fiscal Year” columns were also included in the “All Other Compensation” column of the Summary Compensation Table above.

Potential Payments upon Termination or Change in Control

The table below shows the present value of estimated Company payments pursuant to the employment agreements, equity plans, and other non-qualified plans described above, upon a termination of employment, including the Company gross-up payments for excise tax on the parachute payments upon a change of control, for each of Mr. Davies, Mr. Petrovich, Ms. Fritsch, Mr. Twiddy, Mr. Glenn, Mr. Pack, and Mr. Gibson.(1) The payments represent the maximum possible payments under interpretations and assumptions most favorable to the executive officer.  All termination events, except retirement, are assumed to occur on December 31, 2009 and termination upon a change of control is assumed to be involuntary by the Company or its successor.  Termination upon retirement is assumed to occur upon the officer’s normal retirement date.  Company payments to a terminated executive may be more or less than the amounts contained in the various agreements and plans.  In addition, certain amounts currently are vested and, thus, do not represent an increased amount of benefits.

(Dollars in thousands)	Davies	Petrovich	Fritsch	Glenn	Pack	Twiddy	Gibson(2)

Company Payment Upon Change in Control	2,040,793	245,515	1,704,377	4,948,640	--	8,978,433	--

Retirement
Restricted Stock Plan	--	--	--	--	--	--	--
Employment Agreement	--	--	--	--	--	--	--
Supplemental Retirement Agreement	--	--	--	733,963	--	1,883,557	--
SERP	--	--	455,396	--	--	--	--
Executive Savings Plan	--	--	40,852	--	--	--	--
Total	--	--	496,248	733,963	--	1,883,557	--

Termination of Employment by Executive With Good Reason
Restricted Stock Plan	--	--	--	--	--	--	--
Employment Agreement	--	--	--	--	--	423,388	--
Supplemental Retirement Agreement	--	--	--	--	--	--	--
SERP	--	--	--	--	--	--	--
Executive Savings Plan	--	--	40,852	--	--	--	--
Total	--	--	40,852	--	--	423,388	--

Termination of Employment by Executive Without Good Reason
Restricted Stock Plan	--	--	--	--	--	--	--
Employment Agreement	--	--	--	--	--	--	714,833
Supplemental Retirement Agreement	--	--	--	--	--	--	3,102,064
SERP	--	--	--	--	--	--	--
Director Deferred Comp Plan	--	--	--	--	--	--	26,863
Director Retirement Agreements	--	--	--	--	--	--	225,238
Executive Savings Plan	--	--	40,852	--	--	--	58,330
Total	--	--	40,825	--	--	--	4,127,327

Termination of Employment by Bank Without Cause
Restricted Stock Plan	--	--	--	--	--	--	--
Employment Agreement	1,237,553	--	0	398,483	--	423,388	--
Supplemental Retirement Agreement	--	--	--	--	--	--	--
SERP	--	--	--	--	--	--	--
Executive Savings Plan	--	--	40,852	--	--	--	--
Total	1,237,553	--	40,852	398,483	--	423,388	--

Death
Restricted Stock Plan	--	8,650	--	10,380	--	--	--
Employment Agreement	--	--	--	--	--	--	--
Supplemental Retirement Agreement	--	--	--	405,075	--	405,075	--
SERP	--	--	351,179	--	--	--	--
Executive Savings Plan	--	--	40,852	--	--	--	--
Total	--	8,650	392,031	415,455	--	405,075	--

Disability
Restricted Stock Plan	--	8,650	--	10,380	--	--	--
Employment Agreement	--	--	87,500	200,000	--	212,500	--
Supplemental Retirement Agreement	--	--	--	--	--	--	--
SERP	--	--	455,396	--	--	--	--
Executive Savings Plan	--	--	40,852	--	--	--	--
Total	--	8,650	583,748	210,380	--	212,500	--

(1) The TARP compensation limitations prohibit the Company from making “any payment” to the named executive officers for departure from the Company for any reason, or paying any benefit upon a change in control, except for payments for services performed or benefits accrued. Such limitation excludes payments due to an employee on death or disability.  Therefore, even though we have set forth above potential payments that would have been due had a termination of an executive officer occurred as of December 31, 2009, it is likely that the application of the TARP compensation limitations would result in a prohibition of all such payments, except to the extent previously accrued pursuant to generally accepted accounting principles or due to death or disability, to a named executive officer if such officer terminated employment during the TARP period.

(2) Mr. Gibson terminated employment on May 18, 2009.  This is the amount due to Mr. Gibson as of December 31, 2009 under the terms of his Separation Agreement, Supplemental Retirement Agreement, Executive Savings Plan and Director Deferred Compensation Plan subject to any restrictions on payment imposed by Treasury.

Director Compensation Table

The following table shows director compensation paid during 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Jack W. Gibson	14,400	28,450	--	42,850

Henry P. Custis	25,150	--	--	25,150

Richard F. Hall, III	23,475	--	--	23,475

Douglas J. Glenn	21,600	27,800	--	49,400

Scott C. Harvard	15,300	--	--	15,300

Herman A. Hall, III	23,825	6,400	--	30,225

W. Lewis Witt	26,475	--	--	26,475

Bobby L. Ralph	24,725	--	--	24,725

Emil A. Viola	--	26,350	--	26,350

Roland Carroll Smith, Sr.	--	24,600	--	24,600

Robert R. Kinser	24,975	--	--	24,975

Jordan E. Slone	23,700	--	--	23,700

William Brumsey, III	--	39,900	--	39,900

Robert Y. Green, Jr.	--	30,650	--	30,650

Billy G. Roughton	41,300	--	--	41,300

Ollin B. Sykes	37,025	--	--	37,025

Frank T. Williams	--	35,100	--	35,100

Jerry T. Womack	--	37,525	--	37,525

D. Ben Berry	15,200	--	--	15,200

Pat Corbin	--	18,900	--	18,900

Andy Davies	11,850	--	--	11,850

William E. Paulette	16,500	--	--	16,500

During fiscal year 2009, each director of the Company received a director’s fee of $850 per board meeting attended, $250 per committee meeting attended, and $100 per advisory board meeting attended.  The Company has a Directors’ Deferred Compensation Agreement through which directors can elect to defer their directors’ fees by using the fees to purchase shares of our stock held in a Rabbi Trust.  The directors can also elect to defer their board fees, and we will accrue interest on the deferred fees at an interest rate equal to the highest rate currently being offered on a certificate of deposit at our bank subsidiaries.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s NCHRC was an officer or employee of the Company during 2009.  During 2009, none of our executive officers served as a member of the NCHRC of another entity, nor did any of our executive officers serve as a director of another entity one of whose executive officers served on our NCHRC.  There are members of our NCHRC that have outstanding loans with BOHR.  Each of these loans was made in the ordinary course of business on substantially the same terms, including interest rates, collateral, and repayment terms, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than the normal risk of collectability or present other unfavorable features.  See “Certain Relationships and Related Transactions.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth for (1) each director and the executive officers named in the Summary Compensation Table, (2) all directors and executive officers as a group, and (3) each beneficial owner of more than 5% of Common Stock: (i) the number of shares of Common Stock beneficially owned on May 24, 2010, and (ii) such person’s or group’s percentage ownership of outstanding shares of Common Stock on such date. The Company is not aware of any shareholder that beneficially owns 5% or more of the outstanding shares of Common Stock.  All of the Company’s directors and executive officers receive mail at the Company’s principal executive office at Attn:  John A.B. Davies, Jr., President and Chief Executive Officer, Hampton Roads Bankshares, Inc., 999 Waterside Dr., Suite 200, Norfolk, Virginia 23510.

This table is based upon information supplied by officers, directors, and principal shareholders.  Unless indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Name	Number of Shares Beneficially Owned	Percent of Outstanding Shares (1)

Directors:

John A. B. Davies, Jr.	119,843.05(2)	*
William Brumsey, III	167,948.72(3)	*
Patrick E. Corbin	72,641.67(4)	*
Henry P. Custis	330,496.00(5)	1.49%
Douglas J. Glenn	113,960.02(6)	*
Herman A. Hall, III	193,233.00(7)	*
Richard F. Hall, III	119,118.38(8)	*
Robert R. Kinser	90,602.48(9)	*
William A. Paulette	30,181.00(10)	*
Bobby L. Ralph	48,216.53(11)	*
Billy Roughton	122,939.31(12)	*
Jordan E. Slone	136,674.34(13)	*
Roland Carroll Smith, Sr.	203,795.65(14)	*
Ollin B. Sykes	131,189.03(15)	*
Emil A. Viola	489,418.86(16)	2.21%
Frank T. Williams	266,610.27(17)	1.20%
W. Lewis Witt	109,529.93(18)	*
Jerry T. Womack	521,205.62(19)	2.35%

Non-Director Executive Officers (not included above):

Lorelle L. Fritsch	22,934.51(20)	*
David R. Twiddy	85,512.00(21)	*
Kevin Pack	41,815.41(22)	*
All Directors and Executive Officers, as a group (23 persons)	3,417,865.58 (23)	15.43%

*  Represents less than 1% of outstanding shares.
____________________

(1)
Applicable percentages are based on 22,153,644.56 shares outstanding on May 24, 2010.  Also includes shares of Common Stock subject to options as of May 24, 2010.  Such shares are deemed to be outstanding for the purposes of computing the percentage ownership of the individual holding such options, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table.

(2)	Includes 25,000.00 shares of fully-vested restricted stock held by the Company for Andy Davies.

(3)
Includes 34,898.00 options to purchase shares, 8,501.00 shares owned jointly by William Brumsey, III and Walton H. Carter (business associate), 7,135.00 shares owned by Madeline F. Brumsey (wife), 206.00 shares held by Madeline F. Brumsey as custodian for John C. Ammons, Jr. (grandson), and 12,750.72 shares held in a deferred compensation plan for William Brumsey, III.

(4)
Includes 204.67 shares owned jointly by Patrick E. Corbin and Brenda C. Corbin (wife), 188.77 shares owned by Brenda C. Corbin, 7,405.17 shares held in a deferred compensation plan for Patrick E. Corbin, and 44,843.05 shares held in a revocable trust for Patrick E. Corbin.

(5)
Includes 3,000.00 shares held in a revocable trust for Henry P. Custis, 50,000.00 shares held in a revocable trust jointly for Henry P. Custis and Linda Custis (wife), and 277,496.00 shares owned by Linda Custis.

(6)
Includes 32,000.00 options to purchase shares, 14,831.00 options to purchase shares by Tiffany K. Glenn (wife), 272.71 shares held in the Company’s 401(k) Profit Sharing Plan and Trust for Douglas J. Glenn, 4,633.92 shares held in the Company’s 401(k) Profit Sharing Plan and Trust for Tiffany K. Glenn, 16,012.92 shares of restricted stock held by the Company for Douglas J. Glenn, 1,764.00 shares of restricted stock held by the Company for Tiffany K. Glenn, 6,409.59 shares held in a Rabbi Trust for Douglas J. Glenn, 7,559.07 shares held in a Rabbi Trust for Tiffany K. Glenn, 12,217.23 shares owned jointly by Douglas J. Glenn and Tiffany K. Glenn, 7,928.06 shares held in the Company’s director compensation plan for Douglas J. Glenn, 444.59 shares held by Tiffany K. Glenn as custodian for Grayson Glenn (son), and 444.77 shares held by Tiffany K. Glenn as custodian for Bayler Glenn (daughter).

(7)
Includes 38,368.00 options to purchase shares, 672.48 shares of restricted stock held by the Company for Herman A. Hall, III, 10,629.75 shares held in a directors compensation plan for Herman A. Hall, III, and 61,344.88 shares held in an IRA for Herman A. Hall, III.

(8)	Includes 116,235.62 shares held in a revocable trust for Richard F. Hall, III, 518.00 shares in an IRA for Richard F. Hall, III, and 518.00 shares in an IRA for Cynthia Hall (wife).

(9)
Includes 12,000.00 options to purchase shares, 260.90 shares owned jointly by Robert R. Kinser and Karen W. Kinser (wife), 379.85 shares owned by Karen W. Kinser, 9,923.26 shares owned jointly by Robert R. Kinser and Luke E. Kinser (son), 9,835.02 shares held by Robert R. Kinser as custodian for Sarah Kinser (daughter), and 388.26 shares held by Robert R. Kinser as custodian for James T. Kinser (brother).

(10)	Includes 29,846.00 shares owned jointly by William A. Paulette and Carolyn E. Paulette (wife).

(11)	Includes 24,868.00 options to purchase shares, 5,505.55 shares held in a director compensation plan for Bobby L. Ralph, and 672.48 shares of restricted stock held by the Company for Bobby L. Ralph.

(12)
Includes 19,765.00 options to purchase shares, 96,382.66 shares owned jointly by Billy Roughton and Mildred H. Roughton (wife), 6,139.84 shares held in a SEP for Billy Roughton, and 651.81 shares held in a SEP for Mildred H. Roughton.

(13)
Includes 12,000.00 options to purchase shares, 1,720.00 shares held by the 2003 Irrevocable Slone Children’s Trust, 34,479.28 shares held by Garden Capital Acquisitions, LLC, a company operated by Jordan E. Slone, and 40,268.25 shares held by Slone Investments.

(14)
Includes 10,000.00 options to purchase shares, 532.18 shares owned jointly by Roland Carroll Smith, Sr. and Jacqueline M. Smith (wife), 517.73 shares owned by Jacqueline M. Smith, 13,380.10 shares held in a deferred compensation plan for Roland Carroll Smith, Sr., 81,513.33 shares held in a Revocable Trust for Roland Carroll Smith, Sr., 5,377.82 shares held by Roland Carroll Smith, Sr. as custodian for Harrison D. Smith (grandson), 10,638.08 shares held by Roland Carroll Smith, Sr. as custodian for Erinn M. Smith (granddaughter), and 36,993.37 shares owned by Hearndon Construction Corporation, Inc., a company owned by Roland Carroll Smith, Sr.

(15)
Includes 21,239.00 options to purchase shares, 212.00 shares held in an IRA for Ollin B. Sykes, 110.00 shares held in a SEP for Ollin B. Sykes, 5,353.03 shares held in a 401(k) plan for Ollin B. Sykes, 244.00 shares owned by Sykesco Investment Partnership, an investment entity partially owned by Ollin B. Sykes, and 87,281.00 shares held by Sykes & Company P. A. Profit Sharing Plan and Trust, Ollin B Sykes, trustee.

(16)
Includes 2,000.00 options to purchase shares, 672.48 shares of restricted stock held by the Company for Emil A. Viola, 58,788.12 shares held in an IRA for Emil A. Viola, 18,658.60 shares held in a deferred compensation plan for Emil A. Viola, and 58,082.00 shares held in the Michael C. Viola Children’s Trust.

(17)	Includes 34,898.00 options to purchase shares and 10,329.27 shares held in a deferred compensation plan for Frank T. Williams.

(18)
Includes 20,013.00 options to purchase shares, 672.48 shares of restricted stock held by the Company for W. Lewis Witt, 17,670.93 shares owned jointly by W. Lewis Witt and Judith W. Witt (wife), 1,927.62 shares held in an IRA for W. Lewis Witt, 6,941.36 shares held in an IRA for Judith W. Witt, 6,177.19 shares owned by Inner-View, Ltd., a company owned by W. Lewis Witt, and 46,160.00 shares held by Inner-View, Ltd. in a profit sharing plan for W. Lewis Witt.

(19)
Includes 34,898.00 options to purchase shares, 254,630.68 shares owned jointly by Jerry Womack and Alice Womack (wife), 66,447.49 shares owned by Alice Womack, 3,208.73 shares held in an IRA for Jerry Womack, and 11,556.72 shares held in a deferred compensation plan for Jerry Womack.

(20)
Includes 11,827.00 options to purchase shares, 1,695.20 shares owned jointly with David E. Fritsch (husband), 4,799.55 shares held in the Company’s 401(k) Profit Sharing Plan and Trust, 1,965.77 shares held in a Rabbi Trust for Lorelle L. Fritsch, and 2,647.00 shares of restricted stock held by the Company for Lorelle L. Fritsch.

(21)	Includes 47,510.00 options to purchase shares.

(22)	Includes 6,700.00 options to purchase shares, 2,845.41 shares held in the Company’s 401(k) Profit Sharing Plan and Trust, and 24,452.00 shares held in an IRA for Kevin Pack.

(23)	Includes 337,815.00 options to purchase shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2009, some director-nominees, directors, and executive officers of the Company, their affiliates, and members of their immediate families were customers of and had loan transactions with the Company in the normal course of business and are expected to continue to have customer relationships with the Company in the future.  All outstanding loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and did not involve more than a normal risk of collectability or present other unfavorable features.  At December 31, 2009, loans to executive officers, directors, and their associates amounted to $90.9 million.  During 2009, additional loans and repayments of loans by executive officers, directors, and their associates were $65.1 million.  There were no loans made to directors, or to entities of which directors are material shareholders or equity owners, which were in excess of the Company’s or Banks’ unimpaired capital and unimpaired surplus.  However, BOHR currently has three outstanding loans that exceed the Banks’ loan-to-one borrower limit by the following percentages:  10.4%, 16.6%, and 47.5%.

Jordan E. Slone, a director, is the managing member of two limited liability companies that serve as the managers for the legal entities which own and manage the Dominion Tower at 999 Waterside Drive, Norfolk, Virginia  23510.  The Company currently leases the second floor and a portion of the nineteenth floor of the Dominion Tower for its executive offices and a portion of the first floor as a financial center.  Our lease expires in September 2016, with one renewal option for a period of seven years.  Rent payments made in 2009 totaled $724,021 for the year.  It is expected that the rent paid will exceed 5% of the gross revenues of the entities that own Dominion Tower.  The terms of this lease are substantially similar to the terms of leases that are the result of “arms length” negotiations between unrelated parties, and the rent is comparable to current market rates.

BOHR leases its Nags Head, North Carolina and one of its Kitty Hawk, North Carolina branches from Billy G. Roughton and his wife for monthly payments of $8,000 and $17,096, respectively.  The term of the Nags Head lease was recently renewed for five years commencing August 2009.  Kitty Hawk is a land lease that commenced in April 2006 for a term of twenty years, with three five-year renewals.

Shore Bank has a ground lease with Richard F. Hall, Jr., and Virginia B. Hall, the father and mother of Richard F. Hall, III, for its Onley branch.  Monthly payments are $2,006 and the terms of the lease were recently renewed for five years commencing June 2009 with one additional five-year renewal.

BOHR made payments during 2009 to Vico Construction Corporation in the amount of $62,480 and Viola Commercial Group, LLC in the amount of $85,756. These entities are affiliated with Emil A. Viola, for construction of the Edinburg branch.

On February 4, 2010, the Company entered into a consulting agreement with Tiffany Glenn, the wife of Doug Glenn.  The consulting agreement requires a payment in the aggregate amount of $156,000.  As part of her consulting duties, Ms. Glenn is required to assist with investor relations, public relations, SEC filings, and otherwise assist with the transition of her duties to the new corporate secretary.

Corporate Governance

The Board is comprised of a majority of independent directors as defined by the NASDAQ listing standards.  The board of directors in its business judgment has determined that the following fourteen of its eighteen members are independent as defined under the NASDAQ Stock Market’s listing standards:  William Brumsey, III, Patrick E. Corbin, Henry P. Custis, Herman A. Hall, III, Richard F. Hall, III, Robert R. Kinser, William A. Paulette, Bobby L. Ralph, Roland Carroll Smith, Sr., Ollin B. Sykes, Frank T. Williams, W. Lewis Witt, and Jerry Womack. In reaching this conclusion, the board of directors considered that the Company and its subsidiaries provide services to, and otherwise conduct business with, certain members of the board of directors or members of their immediate families or companies with which members of the board of directors are affiliated.  These transactions are discussed in greater detail in the “Certain Relationships and Related Transactions” section of this Form 10-K.

Based on these standards, the Board of Directors determined that Emil A. Viola was not independent due to his affiliation with Viola Commercial Group, LLC.  Except for Jordan E. Slone, Emil A. Viola, and Billy Roughton, none of our non-employee directors, their immediate family members, or employees, are engaged in such relationships with us.

The board of directors considered the following transactions between us and certain of our directors or their affiliates and determined that such transactions did not impair the director’s independence under the above standard:

•	Loans made by us and our subsidiaries to certain directors and their associates in the ordinary course of business.
•	Payments, which were under $200,000 and 5% of such company’s consolidated gross revenues, for storage services made to Greenbrier Self Storage, a business affiliated with W. Lewis Witt.
•	Payments, which were under $200,000 and 5% of such company’s consolidated gross revenues, for the lease of property made to Accawmacke Associates, a business affiliated with Henry P. Custis, Jr.

Board’s Role in Risk Oversight

The Board of Directors is actively involved in overseeing enterprise risk, primarily through the assistance of its Audit Committee. The company’s Internal Audit Department conducts an annual investigation and evaluation of enterprise risk.  The Internal Audit department reports its findings to and answers inquiries of the Audit Committee. The Chairman of the Audit Committee then shares this information with the full Board at its next meeting and responds to its directions.  In addition to the Audit Committee, other committees of the Board consider risk within their areas of responsibility. In setting executive compensation, the Compensation Committee considers risks that may be implicated by our compensation programs and endeavors to set executive compensation that creates incentives to achieve long-term shareholder value without encouraging excessive risk taking to achieve short-term results.  The Compensation Committee reports its findings with explanations, to the full Board.

Information About Shareholders

The board of directors has not established a written policy regarding communications with shareholders.  A formal policy has not been adopted because directors have periodic contact with shareholders through business, personal, and community-based activities.  Although not prescribed in a policy, shareholders may communicate with the board of directors through written communications addressed to the Company’s executive office at Attn:  John A.B. Davies, Jr., President and Chief Executive Officer, Hampton Roads Bankshares, Inc., 999 Waterside Dr., Suite 200, Norfolk, Virginia 23510.

Board and Committee Meetings

The business of the Company is managed under the direction of the board of directors.  The board of directors generally meets twice a month and held 23 meetings in 2009.  During 2009 each director participated in at least 75% of all board of directors meetings and at least 75% of all meetings of committees on which he or she served.  The board of directors does not have a policy regarding attendance at annual shareholders’ meetings.  However, directors are encouraged to attend such meetings, and at the Annual Meeting held on June 23, 2009, with the exception of Patrick Corbin and Billy Roughton, all directors were in attendance. Set forth below is certain information on the members and duties of the various board committees.  All committee meetings are scheduled by the committee chairpersons as deemed necessary.

Audit Committee and Compliance Committee (the “Audit Committee”)

The Audit Committee consisted of Patrick E. Corbin, Herman A. Hall III, Richard F. Hall III, Robert R. Kinser, Bobby L. Ralph, Ollin B. Sykes, Frank T. Williams, W. Lewis Witt, and Jerry T. Womack. The board of directors determined that each of these directors was an “independent director” as that term is defined under the NASDAQ Stock Market’s listing standards and the requirements of the SEC.  The Audit Committee has determined that Herman A. Hall, III meets the qualifications of an “audit committee financial expert” as defined under final rules adopted by the SEC.  The Audit Committee’s charter appears on the Company’s website.

The Audit Committee is responsible for the appointment, compensation, and oversight of the work of the independent registered public accounting firm of the Company.  It also must pre-approve all audit and non-audit services provided by the independent registered public accounting firm.  The Audit Committee acts as the intermediary between the Company and the independent registered public accounting firm and reviews the reports of the independent registered public accounting firm.  The Audit Committee held nine meetings in 2009.  See “Audit Committee Report.”

Nominating, Compensation, and Human Resources Committee

In mid-2009, the Company combined its Nominating and Compensation Committees to form the NCHRC.  Prior to combining the Nominating and Compensation Committees, these committees met twice and three times in 2009, respectively.  After these committees were combined, the NCHRC met three times in 2009.  The Company is in the process of preparing a new charter for the combined committee. As a result, currently two separate charters govern this committee and appear on the Company’s website under “Investor Relations – Governance Documents – Compensation Committee” and “Investor Relations – Governance Documents – Nominating Committee.”

Prior to merging the two committees, both the Nominating and Compensation Committees consisted of the following members: Emil A. Viola, Herman A. Hall, III and W. Lewis Witt.  Mr. Hall and Mr. Witt were each deemed to be independent in 2009. On May 4, 2009, the Company notified NASDAQ that management of the Company had become aware of circumstances indicating that the Company may not have been in compliance with NASDAQ Rule 5605(d) and (e), which require that the nominating and compensation committees be comprised solely of independent directors, as defined by NASDAQ Rule 5605(a)(2).  Management believed that Emil Viola had ceased to be an independent director.  Upon reaching this conclusion, Company management notified the Board of Directors of the Company, and Mr. Viola was removed from these committees.

The NCHRC consists of William Brumsey, III, Patrick E. Corbin, Henry P. Custis Jr., Herman A. Hall III, Richard F. Hall III, Robert R. Kinser, Bobby L. Ralph, Roland Carroll Smith Sr., Frank T. Williams, and W. Lewis Witt, all of whom the board of directors determined were independent in 2009 under standards set by the NASDAQ Stock Market. The NCHRC reviews the compensation of all executive officers, determines the compensation package for the Chief Executive Officer, and administers the Company’s compensation programs.  See “Compensation Discussion and Analysis” and “NCHRC Report.”

The NCHRC performs the same functions that the Nominating and Compensation Committees separately performed prior to merging together.  The board of directors also relies on the discretion of the NCHRC members to identify potential nominees from sources that they deem appropriate.  The NCHRC has not formulated specific criteria for nominees, but it considers qualifications that include, but are not limited to, ability to serve, conflicts of interest, and other relevant factors.  In consideration of the fiduciary requirements of a board member, and the relationship of the Company and its subsidiaries to the communities it serves, the NCHRC places emphasis on character, ethics, financial stability, business acumen, and community involvement among other criteria it may consider.  In addition, as a bank holding company, the Company is regulated by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia.  Directors and director-nominees are subject to various laws and regulations pertaining to financial holding companies including a minimum stock ownership requirement.

The NCHRC utilizes a variety of resources in identifying nominees including individuals who serve the Company and its subsidiaries on advisory boards, recommendations of management and other Board members, and other business or community leaders who may be qualified to serve.  The NCHRC may consider recommendations from shareholders but has not established a formal process for doing so.  A formal process has not been adopted because directors have historically had periodic contact with shareholders through business, personal, and community-based activities.  Shareholders may contact any director with a recommendation for a nominee.

Under the Company’s bylaws, shareholders may submit nominees for director.

The NCHRC does not have a written diversity policy, however, it does give consideration to potential candidates who would promote diversity on the Board with respect to professional background, experience, and expertise.

Qualification of Directors.  In evaluating candidates for election to the Board, the NCHRC Committee shall take into account the qualifications of the individual candidate as well as the composition of the Board as a whole.  Among other things, the NCHRC considers:

•	the candidate’s ability to help the Board create stockholder wealth,
•	the candidate’s ability to represent the interests of the stockholders,
•	the business judgment, experience that is relevant to the business and acumen of the candidate,
•	the need of the Board for Directors having certain skills and experience that is relevant to the business,
•
the candidate’s ability to fully participate in Board activities and fulfill the responsibilities of a director, including attendance at and active participation in, meetings of the Board or its committees,

•	other business and professional commitments of the candidate, including the number of other boards (public, private and charitable) on which the candidate serves, and
•	the financial sophistication, including the ability to qualify as “financially literate” under NASDAQ listing standards.

Audit Committee Report

The Audit Committee reviews the Company’s financial reporting process, including internal control over financial reporting, on behalf of the board of directors.  As required by the Audit Charter, which is attached hereto as Exhibit 14.1, each Audit Committee member satisfies the independence and financial literacy requirements for serving on the Audit Committee, and at least one member has accounting or related financial management expertise, all as stated in the rules of The NASDAQ Stock Market LLC.

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

The Audit Committee meets with the internal and independent registered public accounting firm to discuss the results of their audits, the evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting.  The meetings also are designed to facilitate any private communications with the Audit Committee desired by the internal auditors or independent registered public accounting firm.  In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the board of directors, and the board has approved, that the audited consolidated financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for filing with the SEC.

Herman A. Hall, III, Chairman
Patrick E. Corbin
Richard F. Hall III
Robert R. Kinser
 Bobby L. Ralph
 Ollin B. Sykes
 Frank T. Williams
W. Lewis Witt
 Jerry T. Womack

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of Independent Public Accountants

Amounts paid to YHB for work performed in 2009 and 2008 appear below:

	2009		2008
Audit fees (1)	329,846		$233,500
Audit-related fees	132,254	(3)	90,118	(2)
Tax fees (4)	45,115		12,500
All other fees (5)	21,000		34,125
______________________
(1) Fees for financial statement audit, including audit of internal control over financial reporting and interim reviews.
(2) Fees for assistance with the Shore and Gateway mergers and related S-4 filings, assistance with the TARP transaction and related S-3 filing, employee benefit plan audit, HUD audit for Gateway Mortgage, and consultations concerning financial accounting reporting standards and other related issues.
(3) Fees for assistance with capital raise efforts and related S-3, assistance with Gateway merger and related S-4, assistance with

TARP transaction and related S-3, employee benefit plan audit, assistance with S-8 filing regarding Gateway 401k plan, and consultations concerning financial accounting reporting standards and other related issues.
(4) Fees for preparing federal and state income tax returns and consultation regarding tax compliance issues.
(5) Fees for SysTrust audit of systems reliability and agreed upon procedures for vulnerability testing.

As stated in the Audit Committee charter, the Audit Committee must pre-approve all audit and non-audit services provided by the firm of independent auditors.  During 2009, the Audit Committee pre-approved 100% of services provided by YHB.  The Audit Committee has considered the provisions of these services by YHB and has determined that the services are compatible with maintaining YHB’s independence.

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

Hampton Roads Bankshares, Inc.

Date: July 12, 2010	By:	/s/ Lorelle L. Frtisch
Lorelle L. Fritsch
Acting Chief Financial Officer, Senior Vice President and Chief Accounting Officer

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

10.2	Employment Agreement, dated as of March 28, 1988, between the Registrant and Jack W. Gibson, attached as Exhibit 7 of the Form F-1, incorporated herein by reference.

10.3
First Amendment to Employment Agreement, dated as of February 1, 1997, between the Registrant and Jack W. Gibson, attached as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB, incorporated herein by reference.

10.4
Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Jack W. Gibson, attached as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.5
Amendment No. One to the Supplemental Retirement Agreement, dated as of December 9, 2003, between the Registrant and Jack W. Gibson, attached as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

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

10.18
Second Amendment to BOHR Supplemental Executive Retirement Plan, dated as of December 30, 2008, attached as Exhibit 10.39 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.19
Hampton Roads Bankshares, Inc. 2008 Director Deferred Compensation Plan dated as of January 1, 2008, attached as Exhibit 10.40 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.20
Amended and Restated Hampton Roads Bankshares, Inc. Directors’ Deferred Compensation Plan attached, as Exhibit 10.41 to the Registrant’s Annual Report on form 10-K for the year ended December 31, 2008, incorporated herein by reference.

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

10.26	First Amendment to Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of December 26, 2008 (already filed).

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

13.1
Excerpts from the Annual Report for the year ended December 31, 2009, except to the extent incorporated by reference, were furnished in the Company’s Form 10-K filed on April 23, 2010 for informational purposes only and are not deemed to be filed as part of the Report on Form 10-K.

14.1
The Company has a Code of Ethics for its senior financial officers and the Chief Executive Officer.  Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the Securities and Exchange Commission.  A copy of the Company’s Code of Ethics can be obtained through written communications addressed to John A.B. Davies, Jr. President and Chief Executive Officer, Hampton Roads Bankshares, Inc., 999 Waterside Drive, Suite 200, Norfolk, VA 23510.

21.1	A list of the subsidiaries of Hampton Roads Bankshares, Inc., filed herewith.

23.1	Consent of Yount, Hyde, and Barbour, P.C. (already filed).

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

99.1	TARP Certification of Chief Executive Officer (already filed).

99.2	TARP Certification of Chief Financial Officer (already filed).