Form 10-K/A
period 2009-12-31
HAMPTON ROADS BANKSHARES INC
filed 2010-08-13
CIK 1143155

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K (this “Amendment No. 2”) of Hampton Roads Bankshares, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 that was originally filed with the Securities and Exchange Commission (the “SEC”) on April 23, 2010 (the “Original Form 10-K” and collectively with Amendment No. 2, this “Form 10-K).

This Amendment No. 2 is being filed to increase the valuation allowance against the Company’s deferred tax asset and to revise certain regulatory capital ratios that changed as a result of increasing the valuation allowance, as of December 31, 2009, and related disclosures contained in this Form 10-K. Unless otherwise indicated, this Amendment No. 2 does not reflect events occurring after April 23, 2010, which is the filing date of the Original Form 10-K.

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

As of December 31, 2009, we believe the Company and BOHR were “undercapitalized” and that Shore was “well capitalized”.

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

The Company reported a net loss for 2009 of approximately $201.5 million, primarily a result of a provision for loan losses of $134.2 million, the establishment of a valuation allowance of $57.0 million for net deferred tax assets, a goodwill impairment charge of $84.8 million, and a loss on investments due to an other-than-temporary impairment charge on available-for-sale securities of $2.5 million. In light of the current economic environment, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant credit costs in 2010, which would continue to adversely impact our financial condition and results of operations and the value of our Common Stock.

The uncertainty regarding our ability to continue as a going concern may affect our business relationships.

The report of our independent registered public accounting firm on our restated consolidated financial statements, as of and for the year ended December 31, 2009, contains a going concern emphasis paragraph related to the uncertainty of our ability to continue as a going concern. Any such concerns about our financial condition could have a material adverse effect on our business relationships and results of operations in the future.

We need to raise additional capital that may not be available to us.

Regulatory authorities require us to maintain certain levels of capital to support our operations. As described above, we and BOHR are “undercapitalized” and have an immediate need to raise capital. In addition, even if we succeed in raising this capital, we may need to raise additional capital in the future due to additional losses or regulatory mandates. The ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance.

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

We may not be able to successfully resolve our regulatory capital, which may adversely affect our results of operations and financial condition.

As indicated above, our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. Our regulatory capital at December 31, 2009, was $62.3 million below the level required to be considered “well-capitalized” on a consolidated basis under the regulations of the Federal Reserve. If we fall further below this level, we could face additional regulatory action that could limit our future operations, and we may not be able to obtain additional capital in satisfactory amounts or terms or at all. Our growth or financial condition may be constrained if we are unable to raise capital as needed.

BOHR is restricted from accepting brokered deposits and offering interest rates on deposits that are substantially higher than the prevailing rates in our market.

During the fourth quarter of 2009, the regulatory risk-based capital ratios of BOHR declined significantly largely due to significant additional provisions to our allowance for loan losses and the establishment of a valuation allowance against our net deferred tax asset. At December 31, 2009, BOHR was not considered “well-capitalized” under regulatory guidelines. The impact of not maintaining a “well-capitalized” status is of concern in that it could jeopardize our ability to acquire needed funding through sources such as brokered deposits, FHLB advances, or unsecured federal funds credit lines and could tighten our liquidity through damages to our reputation in our deposit service areas. This could also lead to increased scrutiny by regulatory agencies and possible sanctions. In response to our declining capital position, we could improve our capital position with additional issuances of equity securities. We may also limit or postpone future asset growth or even shrink our assets in order to maintain appropriate regulatory capital levels. These efforts, however, may not be successful. Current and future restrictions on the conduct of our business could adversely impact our ability to attract deposits.

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

Although we believe the Company and BOHR to be “undercapitalized” and Shore to be “well-capitalized” under the regulatory framework, as of December 31, 2009, the additional regulatory restrictions resulting from the decline in our capital category, or any further decline, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or future prospects.

When a state member bank, such as BOHR, is classified as “undercapitalized,” that bank is required to submit a capital restoration plan to the Federal Reserve. Pursuant to FDICIA, an “undercapitalized bank” is prohibited from increasing its assets, engaging in a new line of business, acquiring any interest in any company or insured depository institution, or opening or acquiring a new branch office, except under certain circumstances, including the acceptance by the Federal Reserve of a capital restoration plan for the bank. Furthermore, if a bank is classified as “significantly undercapitalized” or “critically undercapitalized,” the Federal Reserve would be required to take one or more prompt corrective actions. These actions would include, among other things, requiring sales of new securities to bolster capital, improvements in management, limits on interest rates paid, prohibitions on transactions with affiliates, termination of certain risky activities, and restrictions on compensation paid to executive officers. If a bank is classified as “critically undercapitalized,” FDICIA requires the bank to be placed into conservatorship or receivership within 90 days, unless the Federal Reserve determines that other action would better achieve the purposes of FDICIA regarding prompt corrective action with respect to undercapitalized banks.

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

Our non-performing assets as a percentage of total assets increased to 8.81% at December 31, 2009 from 1.34% at December 31, 2008 and 6.28% at September 30, 2009. On December 31, 2009, over 1.9% of our loans are 30 to 89 days delinquent and are treated as performing assets. Based on these delinquencies, we expect more loans to become non-performing. The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets.

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

Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. In managing our balance sheet, a primary source of funding is customer deposits. The amount of our certificates of deposit has decreased during 2009, primarily due to interest rate fluctuations. Our ability to continue to attract these deposits and other funding sources is subject to variability based upon a number of factors including volume and volatility in the securities markets and the relative interest rates that we are prepared to pay for these liabilities. Further, BOHR is prohibited from obtaining or renewing brokered deposits because it is not “well-capitalized.” BOHR, because it is not “well capitalized,” is further prohibited from paying rates in excess of 75 basis points above the national market average. At December 31, 2009, our total risk based capital was $62.3 million below the minimum standard for being “well-capitalized” on a consolidated basis. Our potential inability to maintain adequate sources of funding may, among other things, impact our ability to resume the payment of dividends or satisfy our obligations.

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

The current economic environment may negatively impact our ability to restore required capital levels or otherwise negatively impact our financial condition, which may, among other things, limit our access to certain sources of funding and liquidity.

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

In addition, the regulatory capital ratios of BOHR decreased during the fourth quarter of 2009 below “well capitalized” status based on regulatory standards. At December 31, 2009, it was “undercapitalized” within the meaning of federal regulatory requirements. FDIC insurance assessments for BOHR will likely increase due to this change in regulatory capital status. Any increases in FDIC insurance assessments would decrease our earnings.

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

Name	Age	Principal Occupation	Director Since	Term Expires in
John A. B. “Andy” Davies, Jr.	59	Mr. Davies was named President and CEO of the Company in July 2009. Davies was appointed to the Board in 2009 and as a result he is required to stand for election at the next annual meeting of shareholders. Prior to joining the Company, Davies was President and CEO of The Marathon Organization Ltd., a management consulting firm focused on community banks. Davies served as Chairman of the Virginia Board of Directors of RBC Centura Bank from 2001 to 2004 and as Regional President – Virginia Market of Centura Bank from 1999 to 2001. From 1991 to 1999, he was President, CEO, and Director of First Coastal Bankshares. His banking career began in 1974. He is a graduate of the College of William and Mary and the Stonier Graduate School of Banking. Mr. Davies has been actively engaged with numerous civic, cultural, and educational organizations in Hampton Roads, including the role of board chairman with ACCESS College Foundation, WHRO Foundation, United Way of South Hampton Roads, and Junior Achievement of Greater Hampton Roads. Mr. Davies’ experience in the banking industry and his extensive knowledge of financial services provide the Board with an invaluable resource for assessing and managing risk and for strategic corporate planning.	2009	2010

Douglas J. Glenn	43

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

Mr. Sykes is President of Sykes and Company, P.A., an accounting and business advisory firm with multiple offices. He has been a Certified Public Accountant (CPA) in public practice since 1975, a Certified Management Accountant (CMA) since 1980, a Certified Information Technology Professional (CITP) since 2009 and an entrepreneur who established his own business, which now employs approximately 19 professionals. He has had the benefit of handling directly or indirectly thousands of client relationships, both individuals and businesses, over the past three and one half decades. In addition, he has participated in taking several of his business and relationship clients public. Prior to joining the Board of Directors, he served as a director of Gateway Bank and Charles & Colvard, LTD. (NASDAQ: CTHR) where he currently serves as chair of the audit committee of Charles & Colvard Ltd. Mr. Sykes is a graduate of Mars Hill College and earned a bachelor’s degree in business administration with emphasis in accounting. He also attended a graduate program at Virginia Polytechnic Institute. He currently serves on the board of the Edenton Chowan Community Foundation Inc. and is a member of the National Association of Accountants, the North Carolina Association of Certified Public Accountants, and the American Institute of Certified Public Accountants. Mr. Sykes serves on the Company’s Audit Committee and is one of two designated financial experts on the Audit Committee. Mr. Sykes brings a wealth of knowledge of accounting and finance to the Company. He is also knowledgeable in information technology and taxation.

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

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers, and greater than 10% beneficial owners were complied with in 2009, except for the following: Form 3s were not timely filed by Patrick Corbin, Andy Davies, and William E. Paulette; Form 4s were not timely filed for Jack Gibson, Tiffany Glenn and Richard Hall (4 of them).

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

Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the United States Securities and Exchange Commission (“SEC”). A copy of the Company’s Code of Ethics can be obtained, without charge, through written communications addressed to Attn: John A.B. “Andy” Davies, Jr., President and Chief Executive Officer, Hampton Roads Bankshares, Inc., 999 Waterside Dr., Suite 200, Norfolk, Virginia 23510.

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

Changing Regulatory Environment

Our compensation programs during 2009 were also impacted by our participation in the Capital Purchase Program or the United States Department of the Treasury’s Troubled Asset Relief Program. As a result of participation in TARP, our executives and certain of our employees are subject to compensation related limitations and restrictions for the period that we continue to participate. The TARP compensation limitations and restrictions include:

•	a prohibition on payment to any of our five most highly compensated employees of any cash bonuses;

•

a prohibition on our named executive officers and the next five most highly compensated employees from receiving any severance payments upon a termination of employment or any payments triggered by a change-in-control;

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

In addition, on June 21, 2010, the Federal Reserve, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Office of Thrift Supervion issued guidance on sound incentive compensation policies. The guidance includes three broad principles:

•	Incentive compensation arrangements should balance risk and financial results in a manner that does not encourage employees to expose their organizations to imprudent risks.

•	A banking organization’s risk-management processes and internal controls should reinforce and support the development and maintenance of balanced incentive compensation arrangements.

•	Banking organizations should have strong and effective corporate governance to help ensure sound compensation practices, including active and effective oversight by the board of directors.

The guidance is immediately effective under the agencies’ power to regulate the safety and soundness of financial institutions. The guidance will apply to all U.S. financial institutions.

As required by the TARP, and consistent with the other regulatory guidance mentioned above, a number of amendments were made to our executive compensation program. The amendments included:

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

The Company has agreements with Andy Davies, Jack Gibson, Lorelle Fritsch, David Twiddy, and Doug Glenn, which authorize the Company or the applicable subsidiary of the Company to amend his or her compensation, bonus, incentive, and other benefit plans and arrangements and agreements as necessary to comply with the requirements of Section 111(b) of the EESA and the Treasury’s CPP and waives any and all claims against the Treasury and against the Company for those changes that the Company shall make to its compensation and benefit programs to allow the Company to comply with Section 111(b) of EESA in conjunction with its participation in the Treasury’s CPP.

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

In addition to the TARP executive compensation restrictions described above, the Company is prohibited, pursuant to section 18(k) of the Federal Deposit Insurance Act and 12 C.F.R. Part 359, from making any severance or indemnification payments to its employees for so long as BOHR or the Company remain in troubled condition pursuant to applicable federal regulations. To the extent that our arrangements, plans or other arrangements described herein provide for severance or indemnification payments, we may be prohibited from making such payments by 12 C.F.R. Part 359.

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

In the event Mr. Davies is terminated other than for “cause” or resigns for “good reason” (as those terms are defined in his employment agreement), other than in connection with a “change of control” (as that term is defined in his employment agreement), he will be entitled to receive an amount equal to his base salary then in effect that he would have received for the remainder of the term of the agreement. If Mr. Davies is terminated other than for cause or resigns for good reason within one year after a change of control, he will be entitled to receive an amount equal to the excess, if any, of 2.99% of his “annualized includable compensation of the base period” as determined pursuant to Section 280G of the Internal Revenue Code. In the event that Mr. Davies is not able to receive the payments described above due to the restrictions on severance and change of control payments pursuant to TARP, the Company will engage Mr. Davies as a consultant for a period of two years at an annual fee of $500,000.

The Company’s obligation to make the payments provided for in Mr. Davies’ employment agreement is qualified in its entirety by the Company’s ability to make such payments pursuant to applicable law. To the extent any payment is prohibited by 12 C.F.R. Part 359 or to the extent that any governmental approval of any payment is not received or such payment would be prohibited by any state or federal statutes or regulations thereunder, the Company will not be required to make such payment to Mr. Davies.

On December 30, 2009, Mr. Davies received a fully-vested 75,000 share award of restricted stock and a cash bonus of $57,895. This award was made as an inducement for joining the Company earlier in the year in lieu of receiving a larger signing bonus. Of the 75,000 shares of restricted stock, 50,000 shares were granted under the Company’s 2006 Stock Incentive Plan.

Lorelle Fritsch. Mrs. Fritsch previously entered into a five-year employment contract with BOHR, which includes payment of a severance amount in the event of a change-in-control of the Company, which may be paid unless the Treasury Department or other government agency issues guidance that would prohibit such payments, such as EESA and ARRA. Her annual salary was $181,166 in 2009. Her contract was amended as of July 23, 2008 to make the Company a party in addition to BOHR. If permitted by law, the severance amount will be equivalent to three times the average of her previous three year’s salary minus one dollar payable over a sixty-month period. Mrs. Fritsch’s employment contract will renew in five-year increments.

Douglas J. Glenn. Mr. Glenn entered into a six year employment contract in 2007. His annual salary was $400,000 in 2009. Mr. Glenn is eligible to participate in the following compensation programs offered by the Company: Supplemental Executive Retirement Plan, Executive Officers Bonus Plan, Stock Incentive Plan and the Executive Savings Plan. In addition, Mr. Glenn is eligible to participate in all of the plans and arrangements that are generally available to all of the Company’s salaried employees, including the Company’s 401(k) plan. Other benefits extended to Mr. Glenn include the personal use of a Company automobile and club dues. In the event of a change-in-control of the Company, Mr. Glenn will be eligible to receive a payment consistent with change-in-control payments for other named executive officers. Mr. Glenn’s employment contract will renew in five year increments after the initial term upon similar terms as other executive officers of the Company.

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

David Twiddy. On December 31, 2008, Gateway Bank (now BOHR) entered into an employment agreement with David R. Twiddy. The agreement has a term of thirty-six months with an initial base salary of $425,000. The agreement provides for certain payments under specified circumstances including a change-in-control of the Company. The agreement restricts Mr. Twiddy from employment that competes with the Company or any of its subsidiaries for one year following termination of employment. In addition Mr. Twiddy is restricted from the solicitation of business of the Company’s or any of its affiliates’ customers and solicitation of employment of the Company’s or any of its affiliates’ employees for a period of one year following termination of employment. The agreement further prohibits the disclosure of proprietary information. In addition, the Company entered into a restrictive covenant agreement with Mr. Twiddy that restricts Mr. Twiddy from employment that competes with the Company and any of its affiliates for a period of time specified in the covenant. Mr. Twiddy received $425,000 in net compensation for entering into the covenant and to which the Company paid the taxes on.

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

In connection with his retirement, Mr. Gibson entered into a separation agreement with the Company (the “Separation Agreement”). Under the Separation Agreement, the Company agreed to grant Mr. Gibson the option, on January 4, 2010 (“Option Date”) to require the Company to purchase 100,000 of his shares of the Company, free and clear of all liens, for the closing price of the Company’s stock on the Option Date. Should Mr. Gibson have elected this option, the purchase price for said shares would have be paid in twelve (12) equal monthly installments with the first installment being paid to the Executive on the Option Date. Mr. Gibson elected not to sell his shares to the Company.

Mr. Gibson will retain his benefits under the following Company plans: Supplemental Retirement Plan, 401(k), Executive Savings, Stock Options, Restricted Stock, and Director Deferred Compensation (“Benefit Plans”) to the extent permitted by law. Benefits under said Benefit Plans will be paid to Mr. Gibson in accordance with the applicable plan terms when the Company is permitted to do so.

Mr. Gibson is to provide consulting services to the Company as an independent contractor for a period of three years (the “Consultancy Period”) for the total sum of $1,300,000 to be paid in the amount of $600,000 beginning on May 18, 2009 and $700,000 on January 1, 2010. As of the date of this Form 10-K, Mr. Gibson received $600,000 of this fee. The remainder of the fee will be paid when the Company is permitted to do so. Mr. Gibson elected to continue participation in the Company’s medical plans as provided by COBRA. As a result, the Company is paying 100% of Mr. Gibson’s COBRA premiums for 18 months. In addition, the Company agreed to turn over ownership of a Company vehicle Mr. Gibson had been using for business purposes. Further, during the Consulting Period, the Company agreed to reimburse Mr. Gibson for his membership dues at Greenbrier Country Club. Mr. Gibson is also subject to a non-solicitation, confidentiality, and non-competition agreement.

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

2006 Stock Incentive Plan: We strongly encourage all directors and employees to own stock in the Company. We feel that stock ownership among employees fosters loyalty and longevity and is an excellent method for aligning employee interests with the long-term goals of the organization and our shareholders. To facilitate stock ownership, the compensation committee of the Board of Directors adopted the 2006 Stock Incentive Plan on March 14, 2006. This plan was approved by the shareholders of the Company at the April 25, 2006 Annual Meeting of Shareholders. Under the plan, shares of our Common Stock may be issued to our directors, officers, key employees, consultants, and advisors in the form of restricted stock awards, incentive stock awards, incentive stock options, and non-statutory stock options. Each type of award under the plan is subject to different requirements and the awards may be conditioned by the performance of the officers and their contribution to the performance of the Company. The plan provides that no person shall be granted incentive stock options worth more than $100,000 based on their exercise price or 50,000 shares of restricted stock or stock options during any calendar year. During 2009, the Company granted no stock options or stock awards under this plan, except to Mr. Davies.

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

We entered into a Supplemental Retirement Agreement with Jack W. Gibson on January 1, 1993. The purpose of the agreement was to provide retirement benefits for Mr. Gibson that will reward his years of service to the Company. Under this agreement, Mr. Gibson is eligible to receive an annual benefit payable in 15 installments equal to 50% of his benefit computation base following the attainment of his plan retirement date, November 9, 2010. In the event that Mr. Gibson’s employment is terminated prior to November 9, 2010, the Company is obligated to pay Mr. Gibson a lump sum payment equal to the present value of his accrued benefit. The benefit computation base is calculated as his average compensation including bonuses from us over the three highest compensation completed calendar years prior to the year during which the plan retirement date occurs. The estimated annual benefits payable upon retirement at the plan retirement date are $357,826. Mr. Gibson became fully vested in the plan in January 2008. On May 27, 2008, BOHR and Mr. Gibson entered into an amendment to Mr. Gibson’s Supplemental Retirement Agreement. The amendment reflects provisions required by Section 409A of the Code and clarified the benefits to be paid in the event of Mr. Gibson’s death prior to retirement. As a result of Mr. Gibson’s retirement in May 2009, the Company expects to pay benefits to Mr. Gibson under the supplemental retirement agreement in accordance with its terms and when it is permitted to do so.

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

2009 Nominating, Compensation, and Human Resources Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis included in this Form 10-K and discussed it with the Company’s management. Based on this review and discussion, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended December 31, 2009, as amended and the Company’s Proxy Statement.

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

The Compensation Committee certifies that it has reviewed with the senior risk officer the senior executive officer compensation plans and has made all reasonable efforts to ensure that these plans do not encourage senior executive officers to take unnecessary and excessive risks that threaten the value of the Company. The Compensation Committee further certifies that it has reviewed with the senior risk officer the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Company; and the Company has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company to enhance the compensation of any employee.

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

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards (h)($)	Option Awards (i)($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (j)($)	All Other Compensation ($)		Total ($)
John A. B. Davies, Jr.	2009	$242,628	(k)	$57,895	$123,750	—	—	—	$11,913	(a)	436,186
Neal A. Petrovich	2009	234,006	(l)	—	41,500	—	—	—	33,976	(b)	309,482
Lorelle L. Fritsch(m)	2009 2008	181,166 131,907		— —	— 22,500	— —	— —	16,099 15,046	11,405 44,022	(c)	208,670 213,475
David Twiddy	2009 2008	425,000 425,000		— 130,000	— 80,000	— —	— —	205,945 —	109,605 855,307	(d)	740,550 1,490,307
Douglas J. Glenn	2009	400,000		—	—	—	—	55,193	75,302	(e)	530,495
Kevin Pack	2009	353,718	(n)	—	—	—	—	—	19,344	(f)	373,062
Jack W. Gibson	2009 2008 2007	241,096 530,000 460,000		— — —	— 79,500 —	— — —	— — 165,600	559,676 517,851 402,815	746,138 195,811 101,898	(g)	1,546,910 1,323,162 1,130,313

(a)	This column includes $11,850 in fees for acting as a director of the Company and $63 for personal use of a Company automobile.
(b)	This column includes $29,126 for moving expenses and Greenbrier Country Club dues of $1,884 and $2,966 for personal use of a Company automobile.
(c)	This column includes $7,000 in 401(k) match, $1,556 for personal use of an automobile, and a $2,849 tax gross-up payment related to the vesting of restricted stock.
(d)	This column includes a $14,700 in 401(k) match, $1,155 for personal use of an automobile, an $84,138 tax gross-up payment related to the vesting of restricted stock, The Pines Lake Country Club dues of $1,925, Town Center City Club dues of $70, YMCA dues of $492, and BOLI imputed income of $7,125.
(e)

This column includes $9,800 in 401(k) match, $5,111 for personal use of an automobile, a $9,785 tax gross-up payment related to the vesting of restricted stock, and Cavalier Golf & Yacht Club dues of $1,206. This total also includes $49,400 in fees for acting as a director of the Company, consisting of:

$21,600 in cash and a $27,800 stock award.
(f)	This column includes $14,700 in 401(k) match, $660 for personal use of an automobile, Capital City Club dues of $1,881, State Club dues of $1,215, and BOLI imputed income of $888.
(g)	This column includes $9,167 in 401(k) match, $60,739 for personal use of an automobile, a $10,046 tax gross-up payment related to the vesting of restricted stock, and Greenbrier Country Club dues of $4,136. This total also includes $42,850 in fees for acting as a director of the Company, consisting of: $14,400 in cash and a $28,450 stock award. This column also includes payments to Mr. Gibson of $7,200 under his Retirement Plan Agreement and $12,000 in payments under his Director’s Emeritus Program Agreement. This amount also includes $600,000 Mr. Gibson received under his consulting arrangement with the Company, which he received effective upon his resignation on May 18, 2009.
(h)	This column represents stock awards granted by the Company. The expense was calculated according to ASC Topic 718 (formerly known as FASB Statement 123R). Additional information regarding stock-based compensation expense can be found in the Notes to Consolidated Financial Statements filed with our 2009 Annual Report. Stock awards are expensed over the vesting periods established at the time the grants are made by the Company.
(i)	This column represents the expense to the Company related to stock options granted. The expense was calculated according to ASC Topic 718 (formerly known as FASB Statement 123R). Additional information regarding stock-based compensation expense can be found in the Notes to Consolidated Financial Statements filed with our 2009 Annual Report. Stock options granted to employees and Directors during 2008, and 2007 and 2006 have exercise prices equal to the market value of our Common Stock on the grant date.
(j)	This column represents the change in the benefit obligation for the Supplemental Retirement Agreements from the previous year to the current year. These amounts were expensed during the year and a liability was recorded on the Company’s balance sheet which represents the present value of payments that will be made to employees under the Supplemental Retirement Agreements upon their retirement. We have funded the Supplemental Retirement Agreements within this column with life insurance policies which name the company as beneficiary. These life insurance policies will reimburse the Company for all expenses related to the Supplemental Retirement Agreements including the policy premiums and the payments made to employees upon their retirement.
(k)	This amount represents part-year compensation due to Mr. Davies having joined the Company on July 14, 2009.
(l)	This amount represents part-year compensation due to Mr. Petrovich having joined the Company on February 17, 2009.
(m)	Ms. Fritsch acted as the Chief Financial Officer of the Company from August 2008 to February 2009 and May 2010 to present.
(n)	includes sales commissions of $28,718.

Grants of Plan-Based Awards Table

The following table presents all plan-based awards granted to the named executive officers during 2009.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
John A. B. Davies, Jr.	—	75,000	(1)	—	—	$123,750
Neal A. Petrovich	—	5,000		—	—	$41,500
Lorelle L. Fritsch	—	—		—	—	—
David Twiddy	—	—		—	—	—
Douglas J. Glenn	—	—		—	—	—
Kevin Pack	—	—		—	—	—
Jack W. Gibson	—	—		—	—	—

(1)	Represents 75,000 fully-vested shares of restricted stock, 50,000 shares of which were granted under the Company’s 2006 Stock Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End Table

The following table presents outstanding stock option and non-vested stock awards as of December 31, 2009.

Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
John A. B. Davies, Jr.	—	—	—	—	—	—
Neal A. Petrovich	—	—	—	—	875	$7,262
Lorelle L. Fritsch	— 1,978 2,079 1,074 1,006 1,192 729	3,000 — — — — — —	$12.00 10.65 11.52 11.60 9.00 8.00 8.00	12/31/16 12/31/15 12/31/14 12/31/13 12/31/12 12/31/11 12/31/10	—	—
David Twiddy	— 24,321 13,764 6,075	3,350 — — —	21.87 19.67 9.16 8.64	08/28/16 11/24/14 08/02/11 11/20/10	—	—
Douglas J. Glenn	— 2,000 10,000	20,000 — —	12.25 12.00 12.00	11/01/17 12/31/16 12/31/16	2,000	8,300
Kevin Pack	—	6,700	20.99	08/31/17	—	—
Jack W. Gibson	2,000 — 1,737 2,638 20,343 3,467 2,579 19,831 3,030 2,531 21,895 2,466 24,876 2,406 17,788 2,399 25,788	— 25,000 — — — — — — — — — — — — — — —	12.00 12.00 10.65 10.65 10.65 11.55 11.52 11.52 11.60 11.60 11.60 9.0 9.0 8.0 8.0 8.0 8.0	12/31/06 12/31/06 01/01/16 12/31/15 12/31/15 01/01/15 12/31/14 12/31/14 12/31/14 12/31/13 12/31/13 12/31/12 12/31/12 12/31/11 12/31/11 12/31/10 12/31/10	592	6,302

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

Option Exercises and Stock Vested Table

The following table presents the stock options exercised and the stock awards vested for the named executive officers during 2009.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
John A. B. Davies, Jr.	—	—	—	—
Neal A. Petrovich	—	—	1,000	$8,300
Lorelle L. Fritsch	—	—	2,647	22,450
David Twiddy	—	—	—	—
Douglas J. Glenn	—	—	5,294	44,999
Kevin Pack	—	—	—	—
Jack W. Gibson	—	—	9,352	79,492

Pension Benefits Table

The following table presents information related to the Supplemental Retirement Agreements for the named executive officers as of and for the year ended December 31, 2009.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
John A. B. Davies, Jr.	None	—	—	—
Neal A. Petrovich	None	—	—	—
Lorelle L. Fritsch	Supplemental Retirement Plan	—	$31,145	—
David Twiddy	Supplemental Retirement Agreement	—	205,945	—
Douglas J. Glenn	None	—	—	—
Kevin Pack	None	—	—	—
Jack W. Gibson	Supplemental Retirement Agreement	—	2,973,258	—

The Supplemental Retirement Agreements are discussed in further detail in the Compensation Disclosure and Analysis section of this Form 10-K. The discount rate used to calculate the Present Value of Accumulated Benefit was 7% in accordance with the plan agreement.

Nonqualified Deferred Compensation Table

The following table presents information related to the Executive Savings Plan for the named executive officers during 2009.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
John A. B. Davies, Jr.	—	—		—
Neal A. Petrovich	$20,000	—	$672	—
Lorelle L. Fritsch	—	—	$3,646	—
David Twiddy	—	—		—
Douglas J. Glenn	—	—	$1,580	—
Kevin Pack	—	—		—
Jack W. Gibson	—	—	$4,028	—

The Executive Savings Plan is discussed in further detail in the Compensation Disclosure and Analysis section of this Form 10-K. Amounts disclosed above in the “Registrant Contributions in Last Fiscal Year” and “Aggregate Earnings in Last Fiscal Year” columns were also included in the “All Other Compensation” column of the Summary Compensation Table above.

Potential Payments upon Termination or Change-in-control

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

(Dollars in thousands)	Davies	Petrovich	Fritsch	Glenn	Pack	Twiddy	Gibson(2)
Company Payment Upon Change-in-control	2,040,793	245,515	1,704,377	4,948,640	—	8,978,433	—

Retirement
Restricted Stock Plan	—	—	—	—	—	—	—
Employment Agreement	—	—	—	—	—	—	—
Supplemental Retirement Agreement	—	—	—	733,963	—	1,883,557	—
SERP	—	—	455,396	—	—	—	—
Executive Savings Plan	—	—	40,852	—	—	—	—
Total	—	—	496,248	733,963	—	1,883,557	—
Termination of Employment by Executive With Good Reason

Restricted Stock Plan	—	—	—	—	—	—	—
Employment Agreement	—	—	—	—	—	423,388	—
Supplemental Retirement Agreement	—	—	—	—	—	—	—
SERP	—	—	—	—	—	—	—
Executive Savings Plan	—	—	40,852	—	—	—	—
Total	—	—	40,852	—	—	423,388	—

Termination of Employment by Executive Without Good Reason
Restricted Stock Plan	—	—	—	—	—	—	—
Employment Agreement	—	—	—	—	—	—	714,833
Supplemental Retirement Agreement	—	—	—	—	—	—	3,102,064
SERP	—	—	—	—	—	—	—
Director Deferred Comp Plan	—	—	—	—	—	—	26,863
Director Retirement Agreements	—	—	—	—	—	—	225,238
Executive Savings Plan	—	—	40,852	—	—	—	58,330
Total	—	—	40,825	—	—	—	4,127,327

Termination of Employment by Bank Without Cause
Restricted Stock Plan	—	—	—	—	—	—	—
Employment Agreement	1,237,553	—	0	398,483	—	423,388	—
Supplemental Retirement Agreement	—	—	—	—	—	—	—
SERP	—	—	—	—	—	—	—
Executive Savings Plan	—	—	40,852	—	—	—	—
Total	1,237,553	—	40,852	398,483	—	423,388	—

Death
Restricted Stock Plan	—	8,650	—	10,380	—	—	—
Employment Agreement	—	—	—	—	—	—	—
Supplemental Retirement Agreement	—	—	—	405,075	—	405,075	—
SERP	—	—	351,179	—	—	—	—
Executive Savings Plan	—	—	40,852	—	—	—	—
Total	—	8,650	392,031	415,455	—	405,075	—

Disability
Restricted Stock Plan	—	8,650	—	10,380	—	—	—
Employment Agreement	—	—	87,500	200,000	—	212,500	—
Supplemental Retirement Agreement	—	—	—	—	—	—	—
SERP	—	—	455,396	—	—	—	—
Executive Savings Plan	—	—	40,852	—	—	—	—
Total	—	8,650	583,748	210,380	—	212,500	—

(1)	The TARP compensation limitations prohibit the Company from making “any payment” to the named executive officers for departure from the Company for any reason, or paying any benefit upon a change-in-control, except for payments for services performed or benefits accrued. In addition, the Company is prohibited, pursuant to section 18(k) of the Federal Deposit Insurance Act and 12 C.F.R. Part 359, from making any severance or indemnification payments to its employees for so long as BOHR or the Company remain in troubled condition pursuant to applicable federal regulations. Both of these limitations exclude payments due to an employee on death or disability. Therefore, even though we have set forth above potential payments that would have been due had a termination of an executive officer occurred as of December 31, 2009, it is likely that the application of the TARP compensation limitations and/or 12 C.F.R. Part 359 would result in a prohibition of all such payments, except to the extent previously accrued pursuant to generally accepted accounting principles or due to death or disability, to a named executive officer if such officer terminated employment during the TARP period or while the restrictions pursuant to 12 C.F.R. Part 359 apply.
(2)	Mr. Gibson terminated employment on May 18, 2009. This is the amount due to Mr. Gibson as of December 31, 2009 under the terms of his Separation Agreement, Supplemental Retirement Agreement, Executive Savings Plan and Director Deferred Compensation Plan subject to any restrictions on payment imposed by Treasury.

Director Compensation Table

The following table shows director compensation paid during 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Jack W. Gibson	14,400	28,450	—	42,850
Henry P. Custis	25,150	—	—	25,150
Richard F. Hall, III	23,475	—	—	23,475
Douglas J. Glenn	21,600	27,800	—	49,400
Scott C. Harvard	15,300	—	—	15,300
Herman A. Hall, III	23,825	6,400	—	30,225
W. Lewis Witt	26,475	—	—	26,475
Bobby L. Ralph	24,725	—	—	24,725
Emil A. Viola	—	26,350	—	26,350
Roland Carroll Smith, Sr.	—	24,600	—	24,600
Robert R. Kinser	24,975	—	—	24,975
Jordan E. Slone	23,700	—	—	23,700
William Brumsey, III	—	39,900	—	39,900
Robert Y. Green, Jr.	—	30,650	—	30,650
Billy G. Roughton	41,300	—	—	41,300
Ollin B. Sykes	37,025	—	—	37,025
Frank T. Williams	—	35,100	—	35,100
Jerry T. Womack	—	37,525	—	37,525
D. Ben Berry	15,200	—	—	15,200
Pat Corbin	—	18,900	—	18,900
Andy Davies	11,850	—	—	11,850
William E. Paulette	16,500	—	—	16,500

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth for (1) each director and the executive officers named in the Summary Compensation Table, (2) all directors and executive officers as a group, and (3) each beneficial owner of more than 5% of Common Stock: (i) the number of shares of Common Stock beneficially owned on May 24, 2010, and (ii) such person’s or group’s percentage ownership of outstanding shares of Common Stock on such date. The Company is not aware of any shareholder that beneficially owns 5% or more of the outstanding shares of Common Stock. All of the Company’s directors and executive officers receive mail at the Company’s principal executive office at Attn: John A.B. “Andy” Davies, Jr., President and Chief Executive Officer, Hampton Roads Bankshares, Inc., 999 Waterside Dr., Suite 200, Norfolk, Virginia 23510.

This table is based upon information supplied by officers, directors, and principal shareholders. Unless indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

	Number of Shares Beneficially Owned		Percent of Outstanding Shares (1)
Name
Directors:
John A. B. Davies, Jr.	119,843.05	(2)	*
William Brumsey, III	167,948.72	(3)	*
Patrick E. Corbin	72,641.67	(4)	*
Henry P. Custis	330,496.00	(5)	1.49%
Douglas J. Glenn	113,960.02	(6)	*
Herman A. Hall, III	193,233.00	(7)	*
Richard F. Hall, III	119,118.38	(8)	*
Robert R. Kinser	90,602.48	(9)	*
William A. Paulette	30,181.00	(10)	*
Bobby L. Ralph	48,216.53	(11)	*
Billy Roughton	122,939.31	(12)	*
Jordan E. Slone	136,674.34	(13)	*
Roland Carroll Smith, Sr.	203,795.65	(14)	*
Ollin B. Sykes	131,189.03	(15)	*
Emil A. Viola	489,418.86	(16)	2.21%
Frank T. Williams	266,610.27	(17)	1.20%
W. Lewis Witt	109,529.93	(18)	*
Jerry T. Womack	521,205.62	(19)	2.35%
Non-Director Executive Officers (not included above):
Lorelle L. Fritsch	22,934.51	(20)	*
David R. Twiddy	85,512.00	(21)	*
Kevin Pack	41,815.41	(22)	*
All Directors and Executive Officers, as a group (23 persons)	3,417,865.58	(23)	15.43%

*	Represents less than 1% of outstanding shares.

(1)	Applicable percentages are based on 22,153,644.56 shares outstanding on May 24, 2010. Also includes shares of Common Stock subject to options as of May 24, 2010. Such shares are deemed to be outstanding for the purposes of computing the percentage ownership of the individual holding such options, but are not deemed outstanding for purposes of computing the percentage of any other person shown in the table.
(2)	Includes 25,000.00 shares of fully-vested restricted stock held by the Company for Andy Davies.
(3)	Includes 34,898.00 options to purchase shares, 8,501.00 shares owned jointly by William Brumsey, III and Walton H. Carter (business associate), 7,135.00 shares owned by Madeline F. Brumsey (wife), 206.00 shares held by Madeline F. Brumsey as custodian for John C. Ammons, Jr. (grandson), and 12,750.72 shares held in a deferred compensation plan for William Brumsey, III.
(4)	Includes 204.67 shares owned jointly by Patrick E. Corbin and Brenda C. Corbin (wife), 188.77 shares owned by Brenda C. Corbin, 7,405.17 shares held in a deferred compensation plan for Patrick E. Corbin, and 44,843.05 shares held in a revocable trust for Patrick E. Corbin.
(5)	Includes 3,000.00 shares held in a revocable trust for Henry P. Custis, 50,000.00 shares held in a revocable trust jointly for Henry P. Custis and Linda Custis (wife), and 277,496.00 shares owned by Linda Custis.
(6)	Includes 32,000.00 options to purchase shares, 14,831.00 options to purchase shares by Tiffany K. Glenn (wife), 272.71 shares held in the Company’s 401(k) Profit Sharing Plan and Trust for Douglas J. Glenn, 4,633.92 shares held in the Company’s 401(k) Profit Sharing Plan and Trust for Tiffany K. Glenn, 16,012.92 shares of restricted stock held by the Company for Douglas J. Glenn, 1,764.00 shares of restricted stock held by the Company for Tiffany K. Glenn, 6,409.59 shares held in a Rabbi Trust for Douglas J. Glenn, 7,559.07 shares held in a Rabbi Trust for Tiffany K. Glenn, 12,217.23 shares owned jointly by Douglas J. Glenn and Tiffany K. Glenn, 7,928.06 shares held in the Company’s director compensation plan for Douglas J. Glenn, 444.59 shares held by Tiffany K. Glenn as custodian for Grayson Glenn (son), and 444.77 shares held by Tiffany K. Glenn as custodian for Bayler Glenn (daughter).
(7)	Includes 38,368.00 options to purchase shares, 672.48 shares of restricted stock held by the Company for Herman A. Hall, III, 10,629.75 shares held in a directors compensation plan for Herman A. Hall, III, and 61,344.88 shares held in an IRA for Herman A. Hall, III.
(8)	Includes 116,235.62 shares held in a revocable trust for Richard F. Hall, III, 518.00 shares in an IRA for Richard F. Hall, III, and 518.00 shares in an IRA for Cynthia Hall (wife).

(9)	Includes 12,000.00 options to purchase shares, 260.90 shares owned jointly by Robert R. Kinser and Karen W. Kinser (wife), 379.85 shares owned by Karen W. Kinser, 9,923.26 shares owned jointly by Robert R. Kinser and Luke E. Kinser (son), 9,835.02 shares held by Robert R. Kinser as custodian for Sarah Kinser (daughter), and 388.26 shares held by Robert R. Kinser as custodian for James T. Kinser (brother).
(10)	Includes 29,846.00 shares owned jointly by William A. Paulette and Carolyn E. Paulette (wife).
(11)	Includes 24,868.00 options to purchase shares, 5,505.55 shares held in a director compensation plan for Bobby L. Ralph, and 672.48 shares of restricted stock held by the Company for Bobby L. Ralph.
(12)	Includes 19,765.00 options to purchase shares, 96,382.66 shares owned jointly by Billy Roughton and Mildred H. Roughton (wife), 6,139.84 shares held in a SEP for Billy Roughton, and 651.81 shares held in a SEP for Mildred H. Roughton.
(13)	Includes 12,000.00 options to purchase shares, 1,720.00 shares held by the 2003 Irrevocable Slone Children’s Trust, 34,479.28 shares held by Garden Capital Acquisitions, LLC, a company operated by Jordan E. Slone, and 40,268.25 shares held by Slone Investments.
(14)	Includes 10,000.00 options to purchase shares, 532.18 shares owned jointly by Roland Carroll Smith, Sr. and Jacqueline M. Smith (wife), 517.73 shares owned by Jacqueline M. Smith, 13,380.10 shares held in a deferred compensation plan for Roland Carroll Smith, Sr., 81,513.33 shares held in a Revocable Trust for Roland Carroll Smith, Sr., 5,377.82 shares held by Roland Carroll Smith, Sr. as custodian for Harrison D. Smith (grandson), 10,638.08 shares held by Roland Carroll Smith, Sr. as custodian for Erinn M. Smith (granddaughter), and 36,993.37 shares owned by Hearndon Construction Corporation, Inc., a company owned by Roland Carroll Smith, Sr.
(15)	Includes 21,239.00 options to purchase shares, 212.00 shares held in an IRA for Ollin B. Sykes, 110.00 shares held in a SEP for Ollin B. Sykes, 5,353.03 shares held in a 401(k) plan for Ollin B. Sykes, 244.00 shares owned by Sykesco Investment Partnership, an investment entity partially owned by Ollin B. Sykes, and 87,281.00 shares held by Sykes & Company P. A. Profit Sharing Plan and Trust, Ollin B Sykes, trustee.
(16)	Includes 2,000.00 options to purchase shares, 672.48 shares of restricted stock held by the Company for Emil A. Viola, 58,788.12 shares held in an IRA for Emil A. Viola, 18,658.60 shares held in a deferred compensation plan for Emil A. Viola, and 58,082.00 shares held in the Michael C. Viola Children’s Trust.
(17)	Includes 34,898.00 options to purchase shares and 10,329.27 shares held in a deferred compensation plan for Frank T. Williams.
(18)	Includes 20,013.00 options to purchase shares, 672.48 shares of restricted stock held by the Company for W. Lewis Witt, 17,670.93 shares owned jointly by W. Lewis Witt and Judith W. Witt (wife), 1,927.62 shares held in an IRA for W. Lewis Witt, 6,941.36 shares held in an IRA for Judith W. Witt, 6,177.19 shares owned by Inner-View, Ltd., a company owned by W. Lewis Witt, and 46,160.00 shares held by Inner-View, Ltd. in a profit sharing plan for W. Lewis Witt.
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

Corporate Governance

The Board is comprised of a majority of independent directors as defined by the NASDAQ listing standards. The Board of Directors in its business judgment has determined that the following of its members are independent as defined under the NASDAQ Stock Market’s listing standards: William Brumsey, III, Patrick E. Corbin, Henry P. Custis, Herman A. Hall, III, Richard F. Hall, III, Robert R. Kinser, William A. Paulette, Bobby L. Ralph, Roland Carroll Smith, Sr., Ollin B. Sykes, Frank T. Williams, W. Lewis Witt, and Jerry Womack. In reaching this conclusion, the Board of Directors considered that the Company and its subsidiaries provide services to, and otherwise conduct business with, certain members of the Board of Directors or members of their immediate families or companies with which members of the Board of Directors are affiliated. These transactions are discussed in greater detail in the “Certain Relationships and Related Transactions” section of this Form 10-K.

Based on these standards, the Board of Directors determined that Emil A. Viola was not independent due to his affiliation with Viola Commercial Group, LLC. The Board of Directors determined that Jordon E. Slone was not independent because of his affiliation with entities that own the Dominion Tower. The Board of Directors determined that Billy Roughton was not independent because he owns two branches in North Carolina. These transactions are discussed in greater detail in the “Certain Relationships and Related Transactions” section of this Form 10-K. Except for Jordan E. Slone, Emil A. Viola, and Billy Roughton, none of our non-employee directors, their immediate family members, or employees, are engaged in such relationships with us.

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

Board’s Role in Risk Oversight

The Board of Directors is actively involved in overseeing enterprise risk, primarily through the assistance of its Audit Committee. The Company’s Internal Audit Department conducts an annual investigation and evaluation of enterprise risk. The Internal Audit department reports its findings to and answers inquiries of the Audit Committee. The Chairman of the Audit Committee then shares this information with the full Board of Directors at its next meeting and responds to its directions. In addition to the Audit Committee, other committees of the Board of Directors consider risk within their areas of responsibility. In setting executive compensation, the NCHRC considers risks that may be implicated by our compensation programs and endeavors to set executive compensation that creates incentives to achieve long-term shareholder value without encouraging excessive risk taking to achieve short-term results. The NCHRC reports its findings with explanations, to the full Board.

Information About Shareholders

The Board of Directors has not established a written policy regarding communications with shareholders. A formal policy has not been adopted because directors have periodic contact with shareholders through business, personal, and community-based activities. Although not prescribed in a policy, shareholders may communicate with the Board of Directors through written communications addressed to the Company’s executive office at Attn: John A.B. “Andy” Davies, Jr., President and Chief Executive Officer, Hampton Roads Bankshares, Inc., 999 Waterside Dr., Suite 200, Norfolk, Virginia 23510.

Board and Committee Meetings

The business of the Company is managed under the direction of the Board of Directors. The Board of Directors generally meets twice a month and held 23 meetings in 2009. During 2009 each director participated in at least 75% of all Board of Directors meetings and at least 75% of all meetings of committees on which he served. The Board of Directors does not have a policy regarding attendance at annual shareholders’ meetings. However, directors are encouraged to attend such meetings, and at the Annual Meeting held on June 23, 2009, with the exception of Patrick Corbin and Billy Roughton, all directors were in attendance. Set forth below is certain information on the members and duties of the various board committees. All committee meetings are scheduled by the committee chairpersons as deemed necessary.

Audit Committee and Compliance Committee (the “Audit Committee”)

The Audit Committee consisted of Patrick E. Corbin, Herman A. Hall III, Richard F. Hall III, Robert R. Kinser, Bobby L. Ralph, Ollin B. Sykes, Frank T. Williams, W. Lewis Witt, and Jerry T. Womack. The Board of Directors determined that each of these directors was an “independent director” as that term is defined under the NASDAQ Stock Market’s listing standards and the requirements of the SEC. The Audit Committee has determined that Herman A. Hall, III and Ollin B. Sykes meet the qualifications of an “audit committee financial expert” as defined under final rules adopted by the SEC. The Audit Committee’s charter appears on the Company’s website.

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

The NCHRC consists of William Brumsey, III, Patrick E. Corbin, Henry P. Custis Jr., Herman A. Hall III, Richard F. Hall III, Robert R. Kinser, Bobby L. Ralph, Roland Carroll Smith Sr., Frank T. Williams, and W. Lewis Witt, all of whom the Board of Directors determined were independent in 2009 under standards set by the NASDAQ Stock Market. The NCHRC reviews the compensation of all executive officers, determines the compensation package for the Chief Executive Officer, and administers the Company’s compensation programs. See “Compensation Discussion and Analysis” and “2009 NCHRC Report.”

The NCHRC performs the same functions that the Nominating and Compensation Committees separately performed prior to merging together. The Board of Directors also relies on the discretion of the NCHRC members to identify potential nominees from sources that they deem appropriate. The NCHRC has not formulated specific criteria for nominees, but it considers qualifications that include, but are not limited to, ability to serve, conflicts of interest, and other relevant factors. In consideration of the fiduciary requirements of a board member, and the relationship of the Company and its subsidiaries to the communities it serves, the NCHRC places emphasis on character, ethics, financial stability, business acumen, and community involvement among other criteria it may consider. In addition, as a bank holding company, the Company is regulated by the Federal Reserve and the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia. Directors and director-nominees are subject to various laws and regulations pertaining to bank holding companies including a minimum stock ownership requirement.

The NCHRC utilizes a variety of resources in identifying nominees including individuals who serve the Company and its subsidiaries on advisory boards, recommendations of management and other members of the Board of Directors, and other business or community leaders who may be qualified to serve. The NCHRC may consider recommendations from shareholders but has not established a formal process for doing so. A formal process has not been adopted because directors have historically had periodic contact with shareholders through business, personal, and community-based activities. Shareholders may contact any director with a recommendation for a nominee.

Under the Bylaws, shareholders may submit nominees for director.

The NCHRC does not have a written diversity policy, however, it does give consideration to potential candidates who would promote diversity on the Board with respect to professional background, experience, and expertise.

Qualification of Directors. In evaluating candidates for election to the Board, the NCHRC Committee shall take into account the qualifications of the individual candidate as well as the composition of the Board of Directors as a whole. Among other things, the NCHRC considers:

•	the candidate’s ability to help the Board of Directors create stockholder wealth,

•	the candidate’s ability to represent the interests of the stockholders,

•	the business judgment, experience that is relevant to the business and acumen of the candidate,

•	the need of the Board for Directors to have certain skills and experience relevant to the business,

•

the candidate’s ability to fully participate in Board of Directors activities and fulfill the responsibilities of a director, including attendance at and active participation in, meetings of the Board of Directors or its committees,

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

Management has the primary responsibility for the consolidated financial statements and the reporting process, including internal control over financial reporting. In this context, the Audit Committee has met and held discussions with management and the independent registered public accounting firm. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm.

The Audit Committee discussed with the independent registered public accounting firm matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, including their judgment about the quality, not just the acceptability, of the Company’s accounting principles and underlying estimates in the Company’s consolidated financial statements; all critical accounting policies and practices to be used; all alternative treatments within GAAP for policies and practices related to material items that have been discussed with management of the Company; and other material written communications between the independent registered public accounting firm and the management of the Company, such as any management letter or schedule of unadjusted differences. In addition, the Audit Committee has discussed with the independent registered public accounting firm its independence from the Company and its management, including the matters in the written disclosures required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence. The Audit Committee discussed with the Company’s internal and independent registered public accounting firm the overall scope and specific plans for their respective audits.

The Audit Committee meets with the internal and independent registered public accounting firm to discuss the results of their audits, the evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting. The meetings also are designed to facilitate any private communications with the Audit Committee desired by the internal auditors or independent registered public accounting firm. In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the board has approved, that the audited consolidated financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended, for filing with the SEC.

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

Hampton Roads Bankshares, Inc.

August 13, 2010	/s/ John A. B. Davies, Jr.
Date	John A. B. Davies, Jr.
President and Chief Executive Officer

Exhibit Index

Hampton Roads Bankshares, Inc.

3.1	Amended and Restated Articles of Incorporation of Hampton Roads Bankshares, Inc., attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated December 16, 2009, incorporated herein by reference.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, attached as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated September 24, 2009, incorporated herein by reference.

4.1	Specimen of Common Stock Certificate, attached as Exhibit 4.1 to the Registrant’s Annual Report on Form10-K for the year ended December 31, 2005, incorporated herein by reference.

4.2	Form of Certificate for the Series C Preferred Stock, incorporated by reference from the Registrant’s Form 8-K, filed January 5, 2009.

4.3	Warrant for Purchase of Shares of Common Stock, incorporated by reference from the Registrant’s Form 8-K, filed January 5, 2009.

4.4	Letter Agreement, dated December 31, 2008, by and between Hampton Roads Bankshares, Inc. and the United States Department of the Treasury, incorporated by reference from the Registrant’s Form 8-K, filed January 5, 2009.

10.1	Supplemental Retirement Agreement, dated as of March 31, 1994, attached as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference.

10.2	Employment Agreement, dated as of March 28, 1988, between the Registrant and Jack Gibson, attached as Exhibit 7 of the Form F-l, incorporated herein by reference.

10.3	First Amendment to Employment Agreement, dated as of February 1, 1997, between the Registrant and Jack Gibson, attached as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB, incorporated herein by reference.

10.4	Third Amendment to Employment Agreement, dated as of June 24, 2003, between the Registrant and Jack Gibson, attached as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference.

10.5	Amendment No. One to the Supplemental Retirement Agreement, dated as of December 9, 2003, between the Registrant and Jack Gibson, attached as Exhibit 99.4 to the Registrant’s Current Report on Form S-K dated June 27, 2006, incorporated herein by reference.

10.6	Fourth Amendment to Employment Agreement by and between Hampton Roads Bankshares, Inc. and Jack W. Gibson, dated as of May 27, 2008, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.7	Amendment No. 2 to the Supplemental Retirement Agreement between Bank of Hampton Roads and Jack W. Gibson, dated May 27, 2008, attached as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.8	Director Retirement Plan, dated as of November 28, 2006, attached as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K dated March 1, 2008, incorporated herein by reference.

10.9	Employment Agreement, dated as of November 1, 2007, between the Registrant and Douglas J. Glenn, attached as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K dated March 11, 2008, incorporated herein by reference.

10.10	First Amendment to the Employment Agreement between Hampton Roads Bankshares, Inc. and Douglas J. Glenn, dated as of May 27, 2008, attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.11	Supplemental Retirement Agreement between BOHR and Douglas J. Glenn, dated May 27, 2008, attached as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.12	Credit Agreement between Compass Bank and Hampton Roads Bankshares, Inc., dated May 29, 2008, attached as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.13	Pledge Agreement between Compass Bank and Hampton Roads Bankshares, Inc., dated May 29, 2008, attached as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.14	Employment Agreement, dated as of August 28, 2006, between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch, attached as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.15	First Amendment to the Employment Agreement between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch, dated as of July 23, 2008, attached as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.16	BOHR Supplemental Executive Retirement Plan, dated as of January 1, 2005, attached as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.17	First Amendment to BOHR Supplemental Executive Retirement Plan, dated as of December 30, 2008, attached as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.18	Second Amendment to the BOHR Supplemental Executive Retirement Plan, dated as of December 30, 2008, attached as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.19	Hampton Roads Bankshares, Inc. 2008 Director Deferred Compensation Plan dated as of January 1, 2008, attached as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.20	Amended and Restated Hampton Roads Bankshares, Inc. Directors’ Deferred Compensation Plan, attached as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.21	Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of July 23, 2006, attached as Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-139968) dated January 12, 2007, incorporated herein by reference.

10.22	First Amendment to Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of December 30, 2008, attached as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.23	Second Amendment to Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of December 30, 2008, attached as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.24	Hampton Roads Bankshares, Inc. Executive Savings Plan Trust, dated as of July 23, 2006, attached as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.25	Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of March 14, 2006, attached as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-134583) dated May 31, 2006, incorporated herein by reference.

10.26	First Amendment to Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of December 26, 2008, attached as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.27	Non-Qualified Limited Stock Option Plan for Directors and Employees, dated March 31, 1994, attached as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

10.28	Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of March 14, 2002, attached as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 dated March 14, 2002, incorporated herein by reference.

10.29	Amended and Restated Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of July 23, 2008, included in Registrant’s Prospectus on Form 424B3 filed August 15, 2008, incorporated herein by reference.

10.30	Supplement No. 1 to Amended and Restated Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of January 27, 2009, included in Registrant’s Prospectus on Form 424B3 filed March 4, 2009, incorporated herein by reference.

10.31	Gateway Financial Holdings, Inc. 2005 Omnibus Stock Ownership and Long-Term Incentive Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-127978) dated August 31, 2005, incorporated herein by reference.

10.32	Gateway Financial Holdings, Inc. 2001 Nonstatutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98021) dated August 13, 2002, incorporated herein by reference.

10.33	Gateway Financial Holdings, Inc. 1999 Incentive Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98025) dated August 13, 2002, incorporated herein by reference.

10.34	Gateway Financial Holdings, Inc. 1999 Nonstatutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98027) dated August 13, 2002, incorporated herein by reference.

10.35	Gateway Financial Holdings, Inc. 1999 BOR Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-144841) dated July 25, 2007, incorporated herein by reference.

10.36	Shore Financial Corporation 2001 Stock Incentive Plan, attached as Exhibit 99 to Shore Financial Corporation’s Registration Statement on Form S-8 (Registration No. 333-82838) dated February 15, 2002, incorporated herein by reference.

10.37	Shore Savings Bank, F.S.B. 1992 Stock Option Plan dated November 10, 1992, attached as Exhibit 10 to Shore Financial Corporation’s Registration Statement on Form S-4EF dated September 15, 1997, incorporated herein by reference.

10.38	Employment Agreement between Hampton Roads Bankshares, Inc. and David Twiddy, attached as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated January 7, 2009, incorporated herein by reference.

10.39	Employment Agreement between Hampton Roads Bankshares, Inc. and John A. B. Davies, Jr., attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 30, 2009, incorporated herein by reference.

13.1	Excerpts from the Annual Report for the year ended December 31, 2009, except to the extent incorporated by reference, is being furnished for informational purposes only and is not deemed to be filed as part of the Report on Form 10-K.

14.1	The Company has a Code of Ethics for its senior financial officers and the Chief Executive Officer. Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the SEC. A copy of the Company’s Code of Ethics can be obtained through written communications addressed to Neal A. Petrovich, 999 Waterside Dr., Suite 200, Norfolk, VA 23510.

21.1	A list of the subsidiaries of Hampton Roads Bankshares, Inc., filed herewith.

23.1	Consent of Yount, Hyde, and Barbour, P.C., filed herewith.

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

99.1	TARP Certification of Chief Executive Officer, filed herewith.

99.2	TARP Certification of Chief Financial Officer, filed herewith.