Form 10-Q/A
period 2010-03-31
HAMPTON ROADS BANKSHARES INC
filed 2010-08-13
CIK 1143155

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment No. 1”) of Hampton Roads Bankshares, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010 that was originally filed with the Securities and Exchange Commission (the “SEC”) on May 17, 2010 (the “Original Form 10-Q” and collectively with Amendment No. 1, this “Form 10-Q”).

This Amendment No. 1 is being filed to establish a valuation allowance against the Company’s deferred tax asset and to revise certain regulatory capital ratios that changed as a result of establishing the valuation allowance, as of December 31, 2009, and related disclosures contained in this Form 10-Q. Unless otherwise indicated, this Amendment No. 1 does not reflect events occurring after May 17, 2010, which is the filing date of the Original Form 10-Q.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	As Restated (Unaudited) March 31, 2010	As Restated (Audited) December 31, 2009

Assets:
Cash and due from banks	$17,225	$16,995
Interest-bearing deposits in other banks	1,093	43,821
Overnight funds sold and due from Federal Reserve Bank	267,704	139,228
Investment securities available for sale, at fair value	178,880	161,062
Restricted equity securities, at cost	29,779	29,779

Loans held for sale	15,917	12,615

Loans	2,350,398	2,426,692
Allowance for loan losses	(151,226)	(132,697)

Net loans	2,199,172	2,293,995

Premises and equipment, net	96,297	97,512
Interest receivable	9,471	8,788
Foreclosed real estate and repossessed assets, net of valuation allowance	25,286	8,867
Deferred tax assets, net	—	397
Intangible assets, net	12,343	12,839
Bank-owned life insurance	48,755	48,355
Other assets	44,225	45,323

Total assets	$2,946,147	$2,919,576

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest-bearing demand	$244,252	$248,682
Interest-bearing:
Demand	936,927	916,865
Savings	79,278	82,860
Time deposits:
Less than $100	939,926	889,788
$100 or more	364,771	356,845

Total deposits	2,565,154	2,495,040

Federal Home Loan Bank borrowings	225,857	228,215
Other borrowings	49,403	49,254
Interest payable	3,503	3,573
Other liabilities	16,044	18,481

Total liabilities	2,859,961	2,794,563

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock - 1,000,000 shares authorized:
Series A non-convertible, non-cumulative perpetual preferred stock, $1,000 liquidation value, 23,266 shares issued and outstanding on March 31, 2010 and December 31, 2009	20,326	19,919
Series B non-convertible, non-cumulative perpetual preferred stock, $1,000 liquidation value, 37,550 shares issued and outstanding on March 31, 2010 and December 31, 2009	39,423	39,729
Series C fixed rate, cumulative preferred stock, $1,000 liquidation value, 80,347 shares issued and outstanding on March 31, 2010 and December 31, 2009	75,592	75,322
Common stock, $0.625 par value, 100,000,000 shares authorized; 22,154,320 shares issued and outstanding on March 31, 2010 and December 31, 2009	13,846	13,846
Capital surplus	165,502	165,391
Retained deficit	(228,944)	(188,488)
Accumulated other comprehensive income (loss), net of tax	441	(746)

Total shareholders’ equity	86,186	125,013

Total liabilities and shareholders’ equity	$2,946,147	$2,919,576

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Three Months Ended
	As Restated
(unaudited)	March 31, 2010	March 31, 2009
Interest Income:
Loans, including fees	$32,254	$37,735
Investment securities	1,717	1,780
Overnight funds sold and due from Federal Reserve Bank	95	—
Interest-bearing deposits in other banks	29	16

Total interest income	34,095	39,531

Interest Expense:
Deposits:
Demand	3,801	1,665
Savings	129	427
Time deposits:
Less than $100	3,950	4,932
$100 or more	2,238	3,300

Interest on deposits	10,118	10,324
Federal Home Loan Bank borrowings	1,313	1,709
Other borrowings	731	1,219
Overnight funds purchased	—	205

Total interest expense	12,162	13,457

Net interest income	21,933	26,074
Provision for loan losses	45,613	1,189

Net interest income (expense) after provision for loan losses	(23,680)	24,885

Noninterest Income:
Service charges on deposit accounts	1,665	2,059
Mortgage banking revenue	1,755	1,642
Gain on sale of investment securities available for sale	79	—
Gain on sale of premises and equipment	25	5
Losses on foreclosed real estate	(738)	(2)
Other-than-temporary impairment of securities (includes total other-than-temporary impairment losses of $234 and $18, net of $190 and $0 recognized in other comprehensive income for the three months ended March 31, 2010 and 2009, respectively, before taxes)	(44)	(18)
Insurance revenue	1,320	1,312
Brokerage revenue	74	46
Income from bank-owned life insurance	400	400
Other	1,065	996

Total noninterest income	5,601	6,440

Noninterest Expense:
Salaries and employee benefits	9,750	11,234
Occupancy	2,298	1,919
Data processing	1,480	1,198
FDIC insurance	1,056	639
Equipment	1,091	389
Other	5,305	4,469

Total noninterest expense	20,980	19,848

Income (loss) before provision for income taxes	(39,059)	11,477
Provision for income taxes	62	4,110

Net income (loss)	(39,121)	7,367
Preferred stock dividend and accretion of discount	1,375	2,964

Net income (loss) available to common shareholders	$(40,496)	$4,403

Per Common Share:
Cash dividends declared	$—	$0.11

Basic earnings (loss)	$(1.83)	$0.20

Diluted earnings (loss)	$(1.83)	$0.20

Basic weighted average shares outstanding	22,133,603	21,741,879
Effect of dilutive stock options and non-vested stock	—	20,903

Diluted weighted average shares outstanding	22,133,603	21,762,782

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Preferred Stock		Common Stock			Retained	Accumulated Other Comprehensive	Total Stockholders’
(unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Earnings	Gain (Loss)	Equity

Balance at December 31, 2009 as Restated	141,163	$134,970	22,154,320	$13,846	$165,391	$(188,448)	$(746)	$125,013

Comprehensive income:
Net loss (as restated)	—	—	—	—	—	(39,121)	—	(39,121)
Change in unrealized gain on securities available for sale, net of taxes of $621	—	—	—	—	—	—	1,210	1,210
Reclassification adjustment for securities gains included in net income, net of taxes of ($12)	—	—	—	—	—	—	(23)	(23)

Total comprehensive income								(37,934)
Shares issued related to:
Stock-based compensation expense	—	—	—	—	111	—	—	111
Amortization of fair market value adjustment	—	101	—	—	—	(101)	—	—
Preferred stock dividend declared and amortization of preferred stock discount	—	270	—	—		(1,274)	—	(1,004)

Balance at March 31, 2010 as Restated	141,163	$135,341	22,154,320	$13,846	$165,502	$(228,944)	$441	$86,186

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Three Months Ended
(unaudited)	As Restated March 31, 2010	March 31, 2009

Operating Activities:
Net income (loss)	$(39,121)	$7,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,333	1,427
Amortization of intangible assets and fair value adjustments	(4)	(1,650)
Provision for loan losses	45,613	1,189
Proceeds from mortgage loans held for sale	63,232	71,790
Originations of mortgage loans held for sale	(66,534)	(79,737)
Stock-based compensation expense	111	124
Net amortization of premiums and accretion of discounts on investment securities	316	195
Gain on sale of premises and equipment	(25)	(5)
Losses on foreclosed real estate and repossessed assets	738	2
Gain on sale of investment securities available for sale	(79)	—
Gain on sale of loans	—	(15)
Earnings on bank-owned life insurance	(400)	(400)
Other-than-temporary impairment of securities	44	18
Deferred income tax benefit	(14,576)	(478)
Deferred tax asset valuation allowance	14,341	—
Changes in:
Interest receivable	(683)	(558)
Other assets	1,097	(1,127)
Interest payable	(69)	(1,059)
Other liabilities	(3,812)	6,509

Net cash provided by operating activities	1,522	3,592

Investing Activities:
Proceeds from maturities and calls of debt securities available for sale	5,540	9,056
Proceeds from sale of investment securities available for sale	767
Purchase of debt securities available for sale	(22,591)	—
Proceeds from sales of restricted equity securities	—	853
Purchase of restricted equity securities	—	(1,672)
Proceeds from the sale of loans	—	697
Net increase (decrease) in loans	30,555	(1,643)
Purchase of premises and equipment	(97)	(1,694)
Proceeds from sale of foreclosed real estate	1,120	894
Proceeds from sale of premises and equipment	34	57

Net cash provided by investing activities	15,328	6,548

Financing Activities:
Net increase (decrease) in deposits	70,374	(2,182)
Proceeds from Federal Home Loan Bank borrowings	—	5,000
Repayments of Federal Home Loan Bank borrowings	(1,516)	(11,517)
Net increase in overnight funds borrowed	—	14,350
Common stock repurchased	—	(542)
Proceeds from exercise of stock options	—	82
Preferred stock dividends paid and amortization of preferred stock discount	270	(2,462)
Common stock dividends paid, net of reinvestment	—	(1,863)

Net cash provided by financing activities	69,128	866

Increase in cash and cash equivalents	85,978	11,006
Cash and cash equivalents at beginning of period	200,044	48,312

Cash and cash equivalents at end of period	$286,022	$59,318

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2010	March 31, 2009

Supplemental cash flow information:
Cash paid for interest	$12,231	$14,516
Cash paid for income taxes	—	—

Supplemental non-cash information:
Dividends reinvested	$—	$531
Change in unrealized gain (loss) on securities	1,837	(85)
Transfer between loans and other real estate owned	18,277	1,786

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

NOTE B – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to filing the Company’s annual report on Form 10-K for the year ended December 31, 2009 and its Form 10-Q for the three months ended March 31, 2010, the Company determined that a valuation allowance on its deferred tax assets should be recognized as of December 31, 2009. The Company decided to establish a valuation allowance against the deferred tax asset because it is uncertain when it will realize this asset.

Accordingly, the December 31, 2009 consolidated balance sheet and the March 31, 2010 consolidated financial statements have been restated to account for this determination. The effect of this change in the consolidated financial statements was as follows (in thousands, except per share amounts).

Consolidated Balance Sheet at March 31, 2010

	As Reported	Adjustment	As Restated

Deferred tax assets, net	$70,323	$(70,323)	$—
Total assets	3,016,470	(70,323)	2,946,147
Retained earnings deficit	(158,621)	(70,323)	(228,944)
Total shareholder’s equity	156,509	(70,323)	86,186
Total Liabilities and shareholders’ equity	3,016,470	(70,323)	2,946,147

Consolidated Balance Sheet at December 31, 2009

	As Reported	Adjustment	As Restated

Deferred tax assets, net	$56,380	$(55,983)	$397
Total assets	2,975,559	(55,983)	2,919,576
Retained earnings deficit	(132,465)	(55,983)	(188,488)
Total shareholder’s equity	180,996	(55,983)	125,013
Total Liabilities and shareholders’ equity	2,975,559	(55,983)	2,919,576

Consolidated Statement of Operations for the three months ended March 31, 2010

	As Reported	Adjustment	As Restated

Provision for income taxes	$(14,279)	$14,341	$62
Net loss	(24,780)	(14,341)	(39,121)
Net loss available to common shareholders	(26,155)	(14,341)	(40,496)
Loss per share - basic	(1.18)	(0.65)	(1.83)
Loss per share - diluted	(1.18)	(0.65)	(1.83)

Consolidated Statement of Cash Flows for the three months ended March 31, 2010

	As Reported	Adjustment	As Restated

Operating activities
Net loss	$(24,780)	$(14,341)	$(39,121)
Deferred tax asset valuation allowance	—	14,341	14,341

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS

Effective June 17, 2010, the Company and BOHR entered into a written agreement (herein called the “Written Agreement”) with the FRB and the Bureau of Financial Institutions of the Virginia State Corporation Commission (“Bureau of Financial Institutions”). The Company’s other banking subsidiary, Shore Bank, is not a party to the Written Agreement.

Written Agreement

Under the terms of the Written Agreement, the Bank has agreed to develop and submit for approval, within the time periods specified, plans to (a) strengthen board oversight of management and the Bank’s operations, (b) strengthen credit risk management policies, (c) improve the Bank’s position with respect to loans, relationships, or other assets in excess of $2.5 million which are now, or may in the future become, past due more than 90 days, are on the Bank’s problem loan list, or adversely classified in any report of examination of the Bank, (d) review and revise, as appropriate, current policy and maintain sound processes for determining, documenting, and recording an adequate allowance for loan and lease losses, (e) improve management of the Bank’s liquidity position and funds management policies, (f) provide contingency planning that accounts for adverse scenarios and identifies and quantifies available sources of liquidity for each scenario, (g) reduce the Bank’s reliance on brokered deposits, and (h) improve the Bank’s earnings and overall condition.

In addition, the Bank has agreed that it will (a) not extend, renew, or restructure any credit that has been criticized by the FRB or the Bureau of Financial Institutions absent prior board of directors approval in accordance with the restrictions in the Written Agreement, (b) eliminate all assets or portions of assets classified as “loss” and thereafter charge off all assets classified as “loss” in a federal or state report of examination, unless otherwise approved by the FRB, (c) comply with legal and regulatory limitations on indemnification payments and severance payments, and (d) appoint a committee to monitor compliance with the terms of the Written Agreement.

In addition, the Company has agreed that it will (a) not take any other form of payment representing a reduction in the Bank’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities absent prior regulatory approval, (b) take all necessary steps to correct certain technical violations of law and regulation cited by the FRB, (c) refrain from guaranteeing any debt without the prior written approval of the FRB and the Bureau of Financial Institutions, and (d) refrain from purchasing or redeeming any shares of its stock without the prior written consent of the FRB or the Bureau of Financial Institutions.

Under the terms of the Written Agreement, both the Company and the Bank have agreed to submit for approval capital plans to maintain sufficient capital at the Company, on a consolidated basis, and to refrain from declaring or paying dividends absent prior regulatory approval.

Going Concern Considerations

The consolidated financial statements of Hampton Roads Bankshares, Inc. as of and for the year ended December 31, 2009 and its Form 10-Q for the three months ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to the Company’s financial results, the substantial uncertainty throughout the U.S. banking industry, the Written Agreement the Company and the Bank have entered into and described above and the Bank’s “undercapitalized” status, doubt exists regarding the Company’s ability to continue as a going concern. This concern is mitigated by the capital raise expected to close in the third quarter of 2010. With this new capital the Company and BOHR are expected to return to “well capitalized” status.

Operating Losses

The Company incurred a net loss of $39.1 million for the quarter ended March 31, 2010. This loss was largely the result of dramatic increases in non-performing assets. Additionally, due to these recent significant losses, the Company was unable to ascertain it would generate sufficient net income in the near term to realize its deferred tax assets, and therefore, established a deferred tax valuation allowance.

Capital Adequacy

As of March 31, 2010, the Company was considered “significantly undercapitalized” and BOHR was considered to be “undercapitalized” under regulatory guidelines and must improve its capital in accordance with the Written Agreement.

HAMPTON ROADS BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with this, the Company and affiliates of The Carlyle Group, Anchorage Advisors, L.L.C., CapGen Financial Group, and other financial institutions have entered into a binding agreement (the “Investment Agreement”), which is anticipated to close on or before September 30, 2010, to purchase common stock of the Company, as part of an expected aggregate $255.0 million capital raise by the Company from institutional investors in a private placement. The private placement is fully subscribed and will include the opportunity to raise an additional $20 to $40 million in common stock through a rights offering to the Company’s existing shareholders.

Additionally, the Company has entered into an agreement with the Treasury pursuant to which Treasury will exchange all of the cumulative preferred stock it purchased from the Company in 2008 under Treasury‘s Capital Purchase program for a new series of mandatorily convertible preferred stock, which will convert into the Company’s common stock upon closing of the capital raise discussed above.

Management believes the capital raise will greatly strengthen its balance sheet and return the Company to “well capitalized” status under the regulatory capital standards.

Liquidity

Our primary sources of liquidity are our deposits, the scheduled repayments on our loans, and interest and maturities of our investments. All securities have been classified as available for sale, which means they are carried at fair value, and we have the ability to sell or pledge a portion of our unpledged investment securities to manage liquidity. Due to the Bank’s “undercapitalized” status, we are unable to accept, rollover, or renew any brokered deposits. At March 31, 2010 the Company had approximately $286.0 million in available cash on hand and unpledged investment securities of approximately $100.1 million.

Based on our current and expected liquidity needs and sources, management expects to be able to meet all of its obligations at least through March 31, 2011.

NOTE D – STOCK-BASED COMPENSATION

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

NOTE E – INVESTMENT SECURITIES

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

NOTE F – ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER

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

NOTE G – LOANS

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

NOTE H – ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

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

The following table provides information (in thousands) related to the loan category and method used to measure impairment at March 31, 2010 and December 31, 2009.

Loan Category	Method Used to Measure Impairment	March 31, 2010 Impaired Loans Outstanding	December 31, 2009 Impaired Loans Outstanding
1-4 family residential construction	Estimated fair market value	$19,425	$20851
Other construction and development	Estimated fair market value	228,392	237,313
Secured by farm land	Estimated fair market value	684	1,318
Secured by 1-4 family, revolving	Estimated fair market value	5,193	6,018
Secured by 1-4 family, 1st lien	Estimated fair market value	31,948	32,532
Secured by 1-4 family, junior lien	Estimated fair market value	1,452	1,502
Secured by multifamily	Estimated fair market value	11,342	8,137
Secured by nonfarm nonresidential	Discounted Cash Flow	7,966	—
(owner occupied)	Estimated fair market value	24,469	29,309

	Subtotal	32,435	29,309
Secured by nonfarm nonresidential
(non-owner occupied)	Estimated fair market value	85,483	75,947
Commercial and industrial	Estimated fair market value	40,808	56,081
Other consumer loans to individuals	Estimated fair market value	68	60

Total impaired loans		$457,230	$469,068

As of March 31, 2010 and December 31, 2009 loans classified as troubled debt restructuring and include in the disclosure above totaled $85.9 million and $73.5 million respectively. Of these amounts $70.0 million and $56.6 million were on accrual status and $15.9 million and $16.9 million were non-accruing at March 31, 2010 and December 31, 2010, respectively. Troubled debt restructurings in nonaccrual status are returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan. None of the nonaccrual troubled debt restructurings were returned to accrual status during the quarter ended March 31, 2010.

A loan is considered impaired when management believes the principal is uncollectible. For collateral dependent impaired loans, impaired is measured based upon the fair value of the underlying collateral. Management considers a loan to be collateral dependent when repayment of the loan is expected solely from the sale or liquidation of the underlying collateral. The Company’s policy is to charge off collateral dependent impaired loans at the earlier of foreclosure, repossession, or liquidation at the point it becomes 180 days past due. The Company’s policy is to reduce the carrying value of the loan down to the estimated fair value of the collateral less estimated selling costs through a charge off to the allowance for loan losses. For loans that are not collateral dependent, impairment is measured using discounted cash flows. Total impairment loans were $457.2 million and $469.1 million at March 31, 2010 and December 31, 2009, respectively, the majority of which were considered collateral dependent and therefore, measured at the fair value of the underlying collateral.

Impaired loans for which no allowance is provided totaled $107.1 million and $137.5 million at March 31, 2010 and December 31, 2009, respectively. Loans written to their estimated fair value of collateral less the costs to sell account for $ 42.3 and $ 22.1 of the impaired loans for which no allowance has been provided as of March 31, 2010 and December 31, 2009, respectively. The average age of appraisals for these loans is 1.20 years at March 31, 2010. The remaining impaired loans for which no allowance is provided are fully covered by the value of the collateral and therefore, no loss is expected on these loans.

In the opinion of management, based on conditions reasonably known to them, the allowance was adequate at March 31, 2010. The allowance may be increased or decreased in the future based on loan balances outstanding, changes in internally generated credit quality ratings of the loan portfolio, changes in general economic conditions, or other risk factors.

NOTE I – PREMISES AND EQUIPMENT

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

NOTE J – SUPPLEMENTAL RETIREMENT AGREEMENTS

The Company has entered into supplemental retirement agreements with several key officers and recognizes expense each year related to these agreements based on the present value of the benefits expected to be provided to the employees and any beneficiaries. The expense recognized during the first three months of 2010 and 2009 was $148 thousand and $195 thousand, respectively.

NOTE K – INTANGIBLE ASSETS

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

NOTE L – FORECLOSED REAL ESTATE AND REPOSSESSED ASSETS

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

NOTE M – BUSINESS SEGMENT REPORTING

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

	Total	Elimination	Banking	Mortgage	Investment	Insurance

Total Assets at March 31, 2010 as Restated	$2,946,147	$(35,664)	$2,952,313	$18,809	$1,152	$9,537

Total Assets at December 31, 2009 as Restated	$2,919,576	$(303,100)	$3,197,510	$13,599	$1,163	$10,404

Three Months Ended March 31, 2010 as Restated	Total	Elimination	Banking	Mortgage	Investment	Insurance

Net interest income	$21,933	$—	$21,845	$85	$—	$3
Provision for loan losses	45,613	—	45,613	—	—	—

Net interest income after provision for loan losses	(23,680)	—	(23,768)	85	—	3
Noninterest income	5,601	—	2,487	1,755	39	1,320
Noninterest expense	20,980	—	18,467	1,336	52	1,126

Net income (loss) before income taxes (benefit)	(39,059)	—	(39,747)	504	(13)	197
Income tax expense (benefit)	62	—	(178)	176	(5)	69

Net income (loss)	$(39,121)	$—	$(39,569)	$328	$(8)	$128

Three Months Ended March 31, 2009	Total	Elimination	Banking	Mortgage	Investment	Insurance

Net interest income	$26,074	$(77)	$26,078	$70	$—	$3
Provision for loan losses	1,189	—	1,189	—	—	—

Net interest income after provision for loan losses	24,885	(77)	24,889	70	—	3
Noninterest income	6,440	—	3,435	1,642	46	1,317
Noninterest expense	19,848	—	17,655	995	27	1,171

Net income before income taxes	11,477	(77)	10,669	717	19	149
Income tax expense	4,110	—	3,800	251	7	52

Net income	$7,367	$(77)	$6,869	$466	$12	$97

NOTE N – FAIR VALUE MEASUREMENTS

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

Investment Securities Available for Sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products, and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset backed, and other securities valued using a third party quoted prices in markets that are not active. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

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

To assist in the discounting process, a valuation matrix was developed to provide valuation guidance for collateral dependent loans and foreclosed real estate where it was deemed that an existing appraisal was outdated as to current market conditions. The matrix is situated on both a temporal and collateral type axis in an attempt to compensate for value fluctuations within the respective asset classes situated in the captured time period. The matrix applies discounts to external appraisals depending on the type of real estate and age of the appraisal. The discounts are generally specific point estimates; however in some cases, the matrix allows for a small range of values. To address the changing economic conditions prevalent during 2009, the discounts were based in part upon externally derived data including but not limited to Case-Shiller composite indices, Moody’s REAL Commercial Property Prices Indices, and information from Zillow.com. The discounts were also based upon management’s knowledge of market conditions and prices of sales of foreclosed real estate. In addition, matrix value adjustments may be made by our independent appraisal group to reflect property value trends within specific markets as well as actual sales data from market transactions and/or foreclosed real estate sales. In the case where an appraisal is greater than two years old for collateral dependent impaired loans and foreclosed real estate, it is the Company’s policy to classify these as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2. The average age of appraisals for Level 3 valuations of collateral dependent loans was 3.13 years as of March 31, 2010. Management periodically reviews the discounts in the matrix as compared to valuations from updated appraisals and modifes the discounts should updated appraisals reflect valuations significantly different than those derived utilizing the matrix. To date, management believes the appraisal discount matrix has resulted in appropriate adjustments to existing appraisals thereby providing management with reasonable valuations for the collateral underlying the loan portfolio. The following table presents the carrying amount (in thousands) for impaired loans and adjustments made to fair value during the respective reporting periods.

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

NOTE O – TROUBLED ASSET RELIEF PROGRAM (“TARP”)

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

NOTE P – OTHER NONINTEREST EXPENSE

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

NOTE Q – SUBSEQUENT EVENTS

On April 9, 2010, the Company exercised its right to continue the deferral of all quarterly distributions on the Trust Preferred Securities it assumed in connection with its merger with GFH.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Hampton Roads Bankshares, Inc.

Norfolk, Virginia

We have reviewed the accompanying consolidated balance sheet of Hampton Roads Bankshares, Inc. and subsidiaries as of March 31, 2010, the related consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009, consolidated statement of changes in shareholders’ equity for the three-month period ended March 31, 2010 and the consolidated statements of cash flows for the three-month periods ended March 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

As discussed in Note B to the consolidated financial statements, the March 31, 2010 and December 31, 2009 consolidated financial statements have been restated to correct a misstatement.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). The Company has suffered recurring losses from operations and declining levels of capital that raise substantial doubt about the ability to continue as a going concern. The Company is in the process of implementing a capital plan, including receipt of definitive agreements for the purchase of common shares that are contingent on certain shareholder approvals. Management’s plans and the status of the capital raise are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Hampton Roads Bankshares, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 22, 2010, except for Notes 2 and 3, as to which the date is August 13, 2010, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company’s ability to continue as a going concern. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Winchester, Virginia

May 17, 2010, except for Notes B and C, as to which the date is August 13, 2010

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

For a discussion of the risks, uncertainties, and assumptions that could affect these statements and our future events, developments, or results, you should carefully review the risk factors contained in our 2009 Form 10-K and this Form 10-Q, which are summarized below. Our risks include, without limitation, the following:

•	We incurred significant losses in 2009 and in the first quarter of 2010 and may continue to do so in the future, and we can make no assurances as to when we will be profitable;

•	The uncertainty regarding our ability to continue as a going concern may affect our business relationships;

•	We need to raise additional capital that may not be available to us;

•	We may not be able to successfully increase our regulatory capital, which may adversely affect our results of operations and financial condition;

•	BOHR is restricted from accepting brokered deposits and offering interest rates on deposits that are substantially higher than the prevailing rates in our market;

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

As of March 31, 2010, we believe Shore remained “well capitalized” under applicable banking regulations while BOHR was “undercapitalized” and the consolidated Company was “significantly undercapitalized.” The Company continues to evaluate additional capital management strategies, including infusions of additional capital, with the intention of enabling it and BOHR to return to “well-capitalized” status.

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

The following is a summary of our condition and financial performance as of March 31, 2010 and for the three month period then ended:

•

Assets were $2.9 billion. They increased by $26.6 million or 1% for the first three months of 2010 from December 31, 2009. The increase in assets was driven by an $86.0 million increase in cash and cash equivalents, offset by a $76.3 million decrease in loans.

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

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Net loss available to common shareholders for the quarter ended March 31, 2010 was $(40.5) million or $(1.83) per common diluted share as compared with net income available to common shareholders of $4.4 million or $0.20 per common diluted share for the quarter ended March 31, 2009. The net loss was primarily attributable to provision for loan losses expense of $45.6 million.

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

The allowance for loan losses was $151.2 million or 6.43% of outstanding loans as of March 31, 2010 compared with $132.7 million or 5.47% of outstanding loans as of December 31, 2009. We increased the allowance for loan losses $18.5 million (net of charge-offs and recoveries) during the first three months of 2010. Pooled loan allocations increased slightly to $35.6 million at March 31, 2010 from $34.1 million at December 31, 2009. Allowance coverage for the non-impaired portfolio is determined using a methodology that incorporate historical loss rates and risk ratings by loan category. Loss rates are based on a three-year weighted average with recent period loss rates weighted more heavily. We then apply an adjustment factor to each loss rate based on assessments of loss trends, collateral values, and economic and business influences impacting expected losses. During the quarter, the weighted historical loss rates for most loan categories increased due to recent charge-off activity. Qualitative adjustment factors for most loan categories decreased due to analyses of nonaccrual loan trends and other factors and reflect management’s view that charge-offs used to calculate pooled reserves better reflect expected loss experience. In addition, based on third party review, management believes the quality of its risk rating system has improved and requires less qualitative adjustment. The effect of these changes was an increase in the loss factors for most loan types and an increase in pooled loan allocations. Specific loan allocations increased $15.4 million to $106.9 million at March 31, 2010 from $91.5 million at December 31, 2009. Specific loan allocations increased due to a decrease in collateral values of certain collateral dependent loans and due to the estimated losses of new impaired loans. Unallocated allowances increased $1.6 million. The following table provides a breakdown of the allowance for loan losses and other related information (in thousands) at March 31, 2010 and 2009.

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

Capital Resources. Total shareholders’ equity decreased $38.8 million or 31% to $86.2 million at March 31, 2010 compared to $125.0 million at December 31, 2009. The decrease in shareholders’ equity was primarily a result of the $39.1 million net loss for the three months ended March 31, 2010 and accrual of Series C Preferred dividends (including amortization of preferred stock discount) of approximately $1.4 million.

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

We have taken additional actions to preserve capital. On October 30, 2009, we announced suspension of dividend payments on our Series A and B Preferred Stock. On February 17, 2010, we notified the U.S. Department of the

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Treasury (“Treasury”) of our intent to defer the payment, the second consecutive quarter we have deferred this payment, of our quarterly cash dividend on our Series C Preferred Stock issued to the Treasury in connection with our participation in the TARP CPP. The total amount deferred as of March 31, 2010 was $2.0 million.

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

Interest payable under the Trust Preferred Securities continues to accrue during the deferral period and interest on the deferred interest also accrues, both of which must be paid at the end of the deferral period and totaled $417 thousand at March 31, 2010. Prior to the expiration of the deferral period, the Company has the right to further defer interest payments, provided that no deferral period, together with all prior deferrals, exceeds 20 consecutive quarters and that no event of default (as defined by the terms of the applicable Trust Preferred Securities) has occurred and is continuing at the time of the deferral. The Company was not in default with respect to the terms of the Trust Preferred Securities at the time the quarterly payments were deferred and such deferrals did not cause an event of default under the terms of the Trust Preferred Securities.

We are subject to regulatory risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Tier I capital is comprised of shareholders’ equity, net of unrealized gains or losses on available-for-sale securities, less intangible assets, while total risk-based capital adds certain debt instruments and qualifying allowances for loan losses. As of March 31, 2010, our consolidated regulatory capital ratios are Tier 1 Leverage Ratio of 3.36%, Tier 1 Risk-Based Capital Ratio of 4.50%, and Total Risk-Based Capital of 5.82%.

As of March 31, 2010, we believe Shore remained “well capitalized” under applicable banking regulations while BOHR was “undercapitalized” and the consolidated Company was “significantly undercapitalized.” Although there can be no assurance that we will be successful, the Board and management are continuing to explore options for raising additional capital and improving the capital adequacy of the Company and BOHR.

The Company’s independent registered public accounting firm has included a going concern emphasis paragraph in their report on the December 31, 2009 consolidated financial statements due to the Company’s 2009 financial results, the substantial uncertainty throughout the U.S. banking industry, the Written Agreement the Company and BOHR have entered into and BOHR’s “undercapitalized” status. See Note 3 to the consolidated financial statements. Nevertheless, the Company contemplates that it will close on a capital raise of at least $275 million in the third quarter of 2010 (the “Capital Raise”). The Capital Raise is expected to return the Company and BOHR to significantly above “well-capitalized” status. However, there can be no assurances that we will be able to close on the Capital Raise or that the Company or BOHR will return to well capitalized status in 2010.

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

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANALYSIS OF RESULTS OF OPERATIONS

Overview. During the first three months of 2010, we incurred a net loss available to common shareholders of $40.5 million, a decrease of $44.9 million from the net income available to common shareholders of $4.4 million for the first three months of 2009. The loss for the three months ended March 31, 2010 was driven by provision for loan losses expense of $45.6 million necessary to maintain the allowance for loan losses at a level necessary to cover expected losses inherent in the loan portfolio. Diluted loss per common share was $1.83 for the three months ended March 31, 2010, a decrease of $2.03 over the diluted earnings per common share of $0.20 for the three months ended March 31, 2009.

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

HAMPTON ROADS BANKSHARES, INC.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended			Three Months Ended			Three Months Ended
	March 31, 2010			December 31, 2009			March 31, 2009
	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate
Assets:
Interest-earning assets
Loans	$2,173,606	$130,809	6.02%	$2,287,351	$131,620	5.75%	$2,625,115	$153,034	5.83%
Investment securities	206,203	6,964	3.38%	164,780	6,133	3.72%	172,736	7,221	4.18%
Interest-bearing deposits in other banks	48,178	117	0.24%	32,963	69	0.21%	9,280	64	0.69%
Overnight funds sold and due from FRB	198,947	384	0.19%	155,827	238	0.15%	198	1	0.51%

Total interest-earning assets	2,626,934	138,274	5.26%	2,640,921	138,060	5.23%	2,807,329	160,320	5.71%
Noninterest-earning assets	377,358			426,747			308,704

Total assets	3,004,292			3,067,668			3,116,033

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	954,939	15,416	1.61%	777,682	11,171	1.44%	631,472	6,751	1.07%
Savings deposits	80,221	525	0.65%	92,480	628	0.68%	121,482	1,733	1.43%
Time deposits	1,284,574	25,095	1.95%	1,306,103	20,630	1.58%	1,241,662	33,385	2.69%

Total interest-bearing deposits	2,319,734	41,036	1.77%	2,176,265	32,429	1.49%	1,994,616	41,869	2.10%
Borrowings	276,890	8,290	2.99%	300,100	(303)	-0.10%	511,495	12,706	2.48%

Total interest-bearing liabilities	2,596,624	49,326	1.90%	2,476,365	32,126	1.30%	2,506,111	54,575	2.18%
Noninterest-bearing liabilities
Demand deposits	236,947			285,481			237,564
Other liabilities	21,082			25,524			30,299

Total noninterest-bearing liabilities	258,029			311,005			267,863

Total liabilities	2,854,653			2,787,370			2,773,974
Shareholders’ equity	189,639			280,298			342,059

Total liabilities and shareholders’ equity	$3,004,292			$3,067,668			$3,116,033

Net interest income		$88,948			$105,934			$105,745

Net interest spread			3.36%			3.93%			3.53%
Net interest margin			3.39%			4.01%			3.77%

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

Income Tax Provision. We recorded a provision for income tax expense of $62 thousand for the quarter ended March 31, 2010. Management assesses the realizability of the deferred tax asset on a quarterly basis, considering both positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax asset would not be realized. A valuation allowance for the entire net deferred tax asset has been established as of March 31, 2010.

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

Regulatory authorities require us to maintain certain levels of capital to support our operations. As of March 31, 2010, the Company is “significantly undercapitalized” and BOHR is “undercapitalized.” Accordingly, we have an immediate need to raise capital. In addition, even if we succeed in raising this capital, we may need to raise additional capital in the future due to additional losses or regulatory mandates. The ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance.

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

As indicated above, as of March 31, 2010, BOHR is “undercapitalized” by regulatory capital standards. As a result, BOHR is required to submit a detailed, written capital restoration plan (“CRP”), specifying the steps it and the Company will take to bring BOHR’s capital ratios back into compliance with minimum applicable capital ratios. The CRP will be submitted to BOHR’s federal bank regulator, the Federal Reserve Bank of Richmond (the “Federal Reserve”), for approval. If the Federal Reserve does not approve the CRP submitted by BOHR or BOHR fails to implement the CRP in any material respect, then BOHR could be subject to possible future regulatory enforcement actions and subject to the additional restrictions applicable to “significantly undercapitalized” banks until such time that a new CRP is approved. Achievement of the CRP depends on future events and circumstances, the outcome of which cannot be assured.

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

Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay. Because BOHR is no longer considered “well capitalized” for regulatory purposes, it is, among other restrictions, prohibited from paying rates in excess of 75 basis points above the national market average on deposits of comparable maturity. Effective January 1, 2010, financial institutions that are not “well capitalized” will be prohibited from paying yields for deposits in excess of 75 basis points above a new national average rate for deposits of comparable maturity,

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

as calculated by the FDIC, except in very limited circumstances. If a restriction on the rates that BOHR is able to pay on deposit accounts negatively impacts its ability to compete for deposits in our market area, BOHR may be unable to attract or maintain core deposits, and its liquidity and ability to support demand for loans could be adversely affected.

Because we believe Shore met the definition of “well capitalized” at March 31, 2010, it is not subject to these restrictions.

We may become subject to additional regulatory restrictions in the event that BOHR’s regulatory capital levels continue to decline.

The additional regulatory restrictions resulting from the decline in BOHR’s capital category, or any further decline, could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or future prospects.

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

Our financial flexibility could be severely constrained if we are unable to renew BOHR’s wholesale funding or if adequate financing is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loan originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature. BOHR’s inability to obtain regulatory consent to accept or renew brokered deposits could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or future prospects.

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

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

In addition, the regulatory capital ratios of BOHR decreased below “well capitalized” status during the fourth quarter of 2009, based on regulatory standards. FDIC insurance assessments for BOHR will likely increase due to this change in regulatory capital status. Any increases in FDIC insurance assessments would decrease our earnings.

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

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: August 13, 2010	/s/ Lorelle L. Fritsch
Lorelle L. Fritsch
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)