Form 10-Q
period 2010-06-30
HAMPTON ROADS BANKSHARES INC
filed 2010-08-16
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the issuer’s Common Stock as of August 10, 2010 was 22,153,445 shares, par value $0.625.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	(Unaudited) June 30, 2010	As Restated (Audited) December 31, 2009

Assets:
Cash and due from banks	$18,813	$16,995
Interest-bearing deposits in other banks	1,255	43,821
Overnight funds sold and due from Federal Reserve Bank	306,812	139,228
Investment securities available for sale, at fair value	175,282	161,062
Restricted equity securities, at cost	26,397	29,779

Loans held for sale	27,734	12,615

Loans	2,251,937	2,426,692
Allowance for loan losses	(173,226)	(132,697)

Net loans	2,078,711	2,293,995

Premises and equipment, net	95,206	97,512
Interest receivable	7,749	8,788
Foreclosed real estate and repossessed assets, net of valuation allowance	30,307	8,867
Deferred tax asset, net	—	397
Intangible assets, net	11,848	12,839
Bank-owned life insurance	49,179	48,355
Other assets	47,818	45,323

Total assets	$2,877,111	$2,919,576

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest-bearing demand	$249,102	$248,682
Interest-bearing:
Demand	871,265	916,865
Savings	75,840	82,860
Time deposits:
Less than $100	768,960	889,788
$100 or more	583,214	356,845

Total deposits	2,548,381	2,495,040

Federal Home Loan Bank borrowings	225,013	228,215
Other borrowings	49,553	49,254
Interest payable	3,658	3,573
Other liabilities	16,259	18,481

Total liabilities	2,842,864	2,794,563

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock - 1,000,000 shares authorized:
Series A non-convertible, non-cumulative perpetual preferred stock, $1,000 liquidation value, 23,266 shares issued and outstanding on June 30, 2010 and December 31, 2009	20,733	19,919
Series B non-convertible, non-cumulative perpetual preferred stock, $1,000 liquidation value, 37,550 shares issued and outstanding on June 30, 2010 and December 31, 2009	39,117	39,729
Series C fixed rate, cumulative preferred stock, $1,000 liquidation value, 80,347 shares issued and outstanding on June 30, 2010 and December 31, 2009	75,867	75,322
Common stock, $0.625 par value, 100,000,000 shares authorized; 22,149,594 shares issued and outstanding on June 30, 2010 and 22,154,320 on December 31, 2009	13,843	13,846
Capital surplus	165,475	165,391
Retained deficit	(283,013)	(188,448)
Noncontrolling interest	151	—
Accumulated other comprehensive income (loss), net of tax	2,074	(746)

Total shareholders’ equity	34,247	125,013

Total liabilities and shareholders’ equity	$2,877,111	$2,919,576

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Three Months Ended		Six Months Ended
(unaudited)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Interest Income:
Loans, including fees	$28,168	$36,150	$60,422	$73,885
Investment securities	1,705	1,561	3,422	3,341
Overnight funds sold and due from Federal Reserve Bank	152	12	276	22
Interest-bearing deposits in other banks	—	5	—	11

Total interest income	30,025	37,728	64,120	77,259

Interest Expense:
Deposits:
Demand	3,865	1,557	7,666	3,222
Savings	125	295	254	722
Time deposits:
Less than $100	3,693	3,785	7,643	8,717
$100 or more	2,494	3,420	4,732	6,720

Interest on deposits	10,177	9,057	20,295	19,381
Federal Home Loan Bank borrowings	1,406	1,672	2,719	3,381
Other borrowings	745	966	1,476	2,185
Overnight funds purchased	—	134	—	339

Total interest expense	12,328	11,829	24,490	25,286

Net interest income	17,697	25,899	39,630	51,973
Provision for loan losses	54,638	33,706	100,251	34,895

Net interest income (expense) after provision for loan losses	(36,941)	(7,807)	(60,621)	17,078

Noninterest Income:
Service charges on deposit accounts	1,755	2,073	3,420	4,132
Mortgage banking revenue	2,604	1,397	4,359	3,039
Gain on sale of investment securities available for sale	390	—	469	—
Gain (loss) on sale of premises and equipment	18	(11)	43	(6)
Losses on foreclosed real estate and repossessed assets	(2,476)	(337)	(3,214)	(339)
Other-than-temporary impairment of securities (includes total other-than-temporary impairment losses of $0 and $166, net of $0 and $34 recognized in other comprehensive income for the six months ended June 30, 2010 and 2009, respectively, before taxes)	—	(114)	(44)	(132)
Insurance revenue	1,279	1,339	2,599	2,651
Brokerage revenue	79	85	153	131
Income from bank-owned life insurance	424	405	824	805
Other	1,258	818	2,323	1,814

Total noninterest income	5,331	5,655	10,932	12,095

Noninterest Expense:
Salaries and employee benefits	10,955	10,546	20,705	21,780
Occupancy	2,150	2,165	4,448	4,084
Data processing	1,169	1,295	2,649	2,493
Impairment of goodwill	—	27,976	—	27,976
FDIC insurance	1,169	2,661	2,225	3,301
Equipment	932	1,462	2,023	2,491
Other	6,711	4,225	11,985	8,053

Total noninterest expense	23,086	50,330	44,035	70,178

Loss before provision for income tax benefit	(54,696)	(52,482)	(93,724)	(41,005)
Provision for income tax benefit	(2,196)	(9,253)	(2,134)	(5,143)

Net loss before noncontrolling interest	(52,500)	(43,229)	(91,590)	(35,862)

Noncontrolling interest	(139)	—	(170)	—

Net loss	(52,639)	(43,229)	(91,760)	(35,862)
Preferred stock dividend and accretion of discount	1,423	2,995	2,798	5,959

Net loss available to common shareholders	$(54,062)	$(46,224)	$(94,558)	$(41,821)

Per Common Share:
Cash dividends declared	$—	$0.11	$—	$0.22

Basic loss	$(2.44)	$(2.13)	$(4.27)	$(1.92)

Diluted loss	$(2.44)	$(2.13)	$(4.27)	$(1.92)

Basic weighted average shares outstanding	22,154,594	21,741,879	22,154,557	21,746,505
Effect of dilutive stock options and non-vested stock	—	—	—	—

Diluted weighted average shares outstanding	22,154,594	21,741,879	22,154,557	21,746,505

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Preferred Stock		Common Stock			Retained	Noncontrolling	Accumulated Other Comprehensive	Total Stockholders’
(unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Deficit	Interest	Gain (Loss)	Equity

Balance at December 31, 2009 (as restated)	141,163	$134,970	22,154,320	$13,846	$165,391	$(188,448)	$—	$(746)	$125,013

Comprehensive loss:
Net loss	—	—	—	—	—	(91,760)	—	—	(91,760)
Change in unrealized gain on securities available for sale, net of taxes of 1,675	—	—	—	—	—	—	—	3,125	3,125
Reclassification adjustment for securities gains included in net income, net of taxes of $(164)	—	—	—	—	—	—	—	(305)	(305)

Total comprehensive loss									(88,940)
Stock-based compensation	—	—	(4,726)	(3)	84	—	—	—	81
Noncontrolling interest	—	—	—	—	—	(7)	151	—	144
Amortization of fair market value adjustment	—	201	—	—	—	(201)	—	—	—
Preferred stock dividend declared and amortization of preferred stock discount	—	546	—	—	—	(2,597)	—	—	(2,051)

Balance at June 30, 2010	141,163	$135,717	22,149,594	$13,843	$165,475	$(283,013)	$151	$2,074	$34,247

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Six Months Ended
(unaudited)	June 30, 2010	June 30, 2009

Operating Activities:
Net loss	$(91,760)	$(35,862)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,612	2,822
Amortization of intangible assets and fair value adjustments	(64)	(4,005)
Provision for loan losses	100,251	34,895
Proceeds from mortgage loans held for sale	143,647	190,651
Originations of mortgage loans held for sale	(158,765)	(196,696)
Stock-based compensation expense	81	271
Net amortization of premiums and accretion of discounts on investment securities	631	268
(Gain) loss on sale of premises and equipment	(43)	6
Losses on foreclosed real estate and repossessed assets	3,214	339
Gain on sale of investment securities available for sale	(469)	—
Gain on sale of loans	—	(15)
Earnings on bank-owned life insurance	(824)	(805)
Other-than-temporary impairment of securities	44	132
Other-than-temporary impairment of goodwill	—	27,976
Deferred income tax benefit	(35,128)	(1,159)
Deferred tax asset valuation allowance	34,014	—
Noncontrolling interest	144	—
Changes in:
Interest receivable	1,039	607
Other assets	(2,495)	(10,396)
Interest payable	85	(892)
Other liabilities	(5,020)	(4,605)

Net cash provided by (used in) operating activities	(8,806)	3,532

Investing Activities:
Proceeds from maturities and calls of debt securities available for sale	10,697	26,351
Proceeds from sale of investment securities available for sale	1,802	—
Purchase of debt securities available for sale	(22,601)	—
Purchase of equity securities available for sale	—	(6)
Purchase of restricted equity securities	(28)	(11,783)
Proceeds from sales of restricted equity securities	3,410	9,535
Proceeds from the sale of loans	—	697
Net decrease in loans	86,572	5,279
Purchase of premises and equipment	(343)	(2,252)
Proceeds from sale of premises and equipment	140	139
Proceeds from sale of repossessed assets	3,118	537

Net cash provided by investing activities	82,767	28,497

Financing Activities:
Net increase (decrease) in deposits	53,862	(8,681)
Proceeds from Federal Home Loan Bank borrowings	—	11,500
Repayments of Federal Home Loan Bank borrowings	(1,533)	(28,534)
Net increase in overnight funds borrowed	—	65,400
Net decrease in other borrowings	—	(28,000)
Common stock repurchased	—	(545)
Proceeds from exercise of stock options	—	82
Preferred stock dividends paid and amortization of preferred stock discount	546	(2,964)
Common stock dividends paid, net of reinvestment	—	(3,731)

Net cash provided by financing activities	52,875	4,527

Increase in cash and cash equivalents	126,836	36,556
Cash and cash equivalents at beginning of period	200,044	48,312

Cash and cash equivalents at end of period	$326,880	$84,868

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2010	June 30, 2009

Supplemental cash flow information:
Cash paid for interest	$24,405	$26,178
Cash paid for income taxes	343	9,214

Supplemental non-cash information:
Dividends reinvested	$—	$531
Change in unrealized gain on securities	4,331	15
Transfer between loans and other real estate owned	27,772	3,564

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hampton Roads Bankshares, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes, as restated, thereto included in the Company’s restated annual report on Form 10-K for the year ended December 31, 2009, as amended, (the “2009 Form 10-K”) filed August 13, 2010.

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

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing Security Exchange Commission (“SEC”) guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. ASU 2010-18 states that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of ASC 310-30 that are not accounted for within pools. Loans accounted for individually under ASC 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors. The amendments are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements. The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending after December 15, 2010. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance rollforward and modification disclosures, will be required for periods beginning after December 15, 2010. The Company is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

NOTE B – REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS

Effective June 17, 2010, the Company and BOHR entered into a written agreement (herein called the “Written Agreement”) with the Federal Reserve Bank of Richmond (the “FRB”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (“Bureau of Financial Institutions”). The Company’s other banking subsidiary, Shore Bank (“Shore”), is not a party to the Written Agreement.

Written Agreement

Under the terms of the Written Agreement, Bank of Hampton Roads (“BOHR”) has agreed to develop and submit for approval, within the time periods specified, plans to (a) strengthen board oversight of management and BOHR’s operations, (b) strengthen credit risk management policies, (c) improve BOHR’s position with respect to loans, relationships, or other assets in excess of $2.5 million which are now, or may in the future become, past due more than 90 days, are on BOHR’s problem loan list, or adversely classified in any report of examination of BOHR’s, (d) review and revise, as appropriate, current policy and maintain sound processes for determining, documenting, and recording an adequate allowance for loan and lease losses, (e) improve management of BOHR’s liquidity position and funds management policies, (f) provide contingency planning that accounts for adverse scenarios and identifies and quantifies available sources of liquidity for each scenario, (g) reduce BOHR’s reliance on brokered deposits, and (h) improve BOHR’s earnings and overall condition.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, BOHR has agreed that it will (a) not extend, renew, or restructure any credit that has been criticized by the FRB or the Bureau of Financial Institutions absent prior board of directors approval in accordance with the restrictions in the Written Agreement, (b) eliminate all assets or portions of assets classified as “loss” and thereafter charge off all assets classified as “loss” in a federal or state report of examination, unless otherwise approved by the FRB, (c) comply with legal and regulatory limitations on indemnification payments and severance payments, and (d) appoint a committee to monitor compliance with the terms of the Written Agreement.

In addition, the Company has agreed that it will (a) not take any other form of payment representing a reduction in BOHR’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities absent prior regulatory approval, (b) take all necessary steps to correct certain technical violations of law and regulation cited by the FRB, (c) refrain from guaranteeing any debt without the prior written approval of the FRB and the Bureau of Financial Institutions, and (d) refrain from purchasing or redeeming any shares of its stock without the prior written consent of the FRB or the Bureau of Financial Institutions.

Under the terms of the Written Agreement, both the Company and BOHR have agreed to submit for approval capital plans to maintain sufficient capital at the Company, on a consolidated basis, and to refrain from declaring or paying dividends absent prior regulatory approval.

Going Concern Considerations

The consolidated financial statements of Hampton Roads Bankshares, Inc. as of and for the year ended December 31, 2009, as restated, and its Form 10-Q as of and for the three and six month periods ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. Due to the Company’s financial results, the substantial uncertainty throughout the U.S. banking industry, the Written Agreement the Company and BOHR have entered into and described above and BOHR’s “significantly undercapitalized” status, doubt exists regarding the Company’s ability to continue as a going concern. This concern is mitigated by the capital raise expected to close in the third quarter of 2010. With this new capital the Company and BOHR are expected to return to “well capitalized” status.

Operating Losses

The Company incurred a net loss of $52.6 million and $91.8 million for the three and six months, respectively, ended June 30, 2010. This loss was largely the result of dramatic increases in non-performing assets. Additionally, due to these recent significant losses, the Company was unable to ascertain it would generate sufficient net income in the near term to realize its deferred tax assets, and therefore, established a deferred tax valuation allowance as reported in the December 31, 2009 restated Annual Report filed August 13, 2010.

Capital Adequacy

As of June 30, 2010, the Company was considered “critically undercapitalized” and BOHR was considered “significantly undercapitalized” under regulatory guidelines and must improve its capital in accordance with the Written Agreement.

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

Prior to the Closing, the Company is required to conduct exchange offers for each outstanding share of Series A and Series B Preferred Stock for Common Stock (collectively, the “Exchange Offers”) pursuant to which each share of Series A and B Preferred Stock will be exchanged for 375 shares of Common Stock (reflecting an exchange value of $150.00 per share or 15% of its liquidation preference and a conversion price of $0.40 per share).

Additionally, the Company has entered into an agreement with the Treasury pursuant to which Treasury will exchange all of the cumulative preferred stock it purchased from the Company in 2008 under Treasury‘s Capital Purchase program for a new series of mandatorily convertible preferred stock, which will convert into the Company’s common stock upon closing of the capital raise discussed above.

The above capital transactions require shareholder approval.

Management believes the capital raise will greatly strengthen its balance sheet and return the Company to “well capitalized” status under the regulatory capital standards.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

Our primary sources of liquidity are our deposits, the scheduled repayments on our loans, and interest and maturities of our investments. All securities have been classified as available for sale, which means they are carried at fair value, and we have the ability to sell or pledge a portion of our unpledged investment securities to manage liquidity. Due to BOHR’s “significantly undercapitalized” status, we are unable to accept, rollover, or renew any brokered deposits. At June 30, 2010, the Company had approximately $326.9 million in available cash on hand and unpledged investment securities of approximately $58.1 million.

NOTE C – STOCK-BASED COMPENSATION

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

Stock-based compensation expense recognized in the consolidated statements of operations and the options exercised, including the total intrinsic value and cash received, for the six months ended June 30, 2010 and 2009 were as follows.

	June 30,
	2010	2009
Expense recognized:
Related to stock options	$60,551	$130,803
Related to share awards	20,212	139,736
Related tax benefit	19,286	49,872

Number of options exercised:
New shares	—	13,841
Previously acquired shares	—	—

Total intrinsic value of options exercised	$—	$31,048
Cash received from options exercised	—	81,540

The Company has granted stock options to its directors and employees under stock compensation plans that have been approved by the Company’s shareholders. All outstanding options have terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over periods that range from one to ten years. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2010 is as follows.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding	Weighted Average Exercise Price	Average Intrinsic Value

Balance at December 31, 2009	1,420,213	$12.60	$—
Granted	—	—	—
Exercised	—	—	—
Expired	(100,605)	11.50	—
Forfeited	—	—	—

Balance at June 30, 2010	1,319,608	$12.68	$—

Options exercisable at June 30, 2010	1,230,818	$12.50	$—

Information pertaining to options outstanding and options exercisable as of June 30, 2010 is as follows.

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$3.09 - $5.05	61,751	1.97	$4.13	61,751	$4.13
$6.53 - $8.84	297,255	1.96	8.02	297,255	8.02
$9.11 - $10.65	379,990	3.36	9.77	378,200	9.77
$12.00 - $12.49	184,128	6.57	12.03	126,195	12.03
$19.43 - $22.07	343,051	4.70	20.02	313,984	19.86
$23.60 - $24.67	53,433	5.09	24.22	53,433	24.22

$3.09 - $24.67	1,319,608	3.85	$12.68	1,230,818	$12.50

The Company may issue new shares to satisfy stock option grants. As of June 30, 2010, there were 765.5 thousand shares available under the existing stock incentive plan. Shares may be repurchased in the open market or, under certain circumstances, through privately negotiated transactions. As of June 30, 2010, there was $270 thousand of unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 3.1 years.

The Company has granted non-vested shares of common stock to certain directors and employees as part of incentive programs and to those directors who elected to use deferred directors’ fees to purchase non-vested shares of common stock. Non-vested shares of common stock awarded to employees and directors as part of incentive programs have vesting schedules that range from one to nine years and are expensed over the same schedules. Non-vested shares of common stock issued to directors as a method of deferring their directors’ fees are expensed at the time the fees are earned by the director. A summary of the Company’s non-vested share activity and related information for the six months ended June 30, 2010 is as follows:

	Number of Shares	Per Share Weighted-Average Grant-Date Fair Value

Balance at December 31, 2009	21,917	$10.12
Granted	—	—
Vested	(2,000)	8.54
Forfeited	(4,000)	8.30

Balance at June 30, 2010	15,917	$10.78

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2010, there was $120 thousand of total unrecognized compensation cost related to non-vested shares of common stock. That cost is expected to be recognized over a weighted-average period of 3.2 years.

NOTE D – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities (in thousands) available for sale at June 30, 2010 and December 31, 2009 were as follows.

	June 30, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Agency securities	$15,172	$257	$55	$15,374
Mortgage-backed securities	153,804	3,016	—	156,820
State and municipal securities	1,006	8	—	1,014
Equity securities	2,103	36	65	2,074

Total securities available for sale	$172,085	$3,317	$120	$175,282

	December 31, 2009
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Agency securities	$11,376	$173	$105	$11,444
Mortgage-backed securities	146,583	482	1,339	145,726
State and municipal securities	1,279	27	—	1,306
Equity securities	2,966	3	383	2,586

Total securities available for sale	$162,204	$685	$1,827	$161,062

Information pertaining to securities with gross unrealized losses (in thousands) at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position is as follows.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Agency securities	$4,737	$55	$—	$—	$4,737	$55
Equity securities	—	—	159	65	159	65

	$4,737	$55	$159	$65	$4,896	$120

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Agency securities	$4,711	$105	$—	$—	$4,711	$105
Mortgage-backed securities	69,078	1,339	—	—	69,078	1,339
Equity securities	32	13	1,097	370	1,129	383

	$73,821	$1,457	$1,097	$370	$74,918	$1,827

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

The unrealized loss positions on debt securities at June 30, 2010 were considered to be directly related to interest rate movements as there is minimal credit risk exposure in these investments. At June 30, 2010 one agency security was in an unrealized loss position. Management does not believe that this debt security was other-than-temporarily impaired at June 30, 2010.

For equity securities, our impairment analysis considered all available evidence including the length of time and the extent to which the market value of each security was less than cost, the financial condition of the issuer of each

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equity security (based upon financial statements of the issuers), and the near term prospects of each issuer, as well as our intent and ability to retain these investments for a sufficient period of time to allow for any anticipated recovery in their respective market values. During the first six months of 2010 and 2009, equity securities with an amortized cost basis of $91 thousand and $267 thousand, respectively, were determined to be other-than-temporarily impaired. Impairment losses of $44 thousand and $132 thousand were recognized through noninterest income during the first six months of 2010 and 2009, respectively. An additional $34 thousand was included in accumulated other comprehensive loss in the equity section of the balance sheet as of June 30, 2009. Management has evaluated the unrealized losses associated with the remaining equity securities as of June 30, 2010 and, in management’s opinion, the unrealized losses are temporary, and it is our intention to hold these securities until their value recovers. A rollforward of the cumulative other-than-temporary impairment losses (in thousands) recognized in earnings for all securities is as follows.

December 31, 2009	$3,030
Less: Realized gains for securities sales	(2,351)
Add: Loss where impairment was not previously recognized	30
Add: Loss where impairment was previously recognized	14

June 30, 2010	$723

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $19.7 million at June 30, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted investment security and is carried at cost as there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The FHLB has reinstated dividends and the repurchase of its stock thereby improving the value. The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2010, and no impairment has been recognized.

NOTE E – ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER

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

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

has decreased, and if so, the Company establishes a valuation allowance for the loan. Valuation allowances for acquired loans reflect only those losses incurred after acquisition; that is, the present value of cash flows expected at acquisition that are not expected to be collected. Valuation allowances are established only subsequent to acquisition of the loans.

Loans that were acquired in the GFH acquisition for which there was evidence of deterioration of credit quality since acquisition date and for which it was probable that all contractually required payments would not be made as scheduled had an outstanding balance of $67.4 million and a carrying amount of $61.2 million at June 30, 2010. The carrying amount of these loans is included in the balance sheet amount of loans receivable at June 30, 2010. Of these loans, $44.2 million have experienced further deterioration since the acquisition date and are included in the impaired loan amounts disclosed in Note G. The following table depicts the accretable yield (in thousands) at the beginning and end of the period.

Accretable Yield

Balance, December 31, 2009	$1,042
Accretion	(335)
Disposals	(426)
Additions	528

Balance, June 30, 2010	$809

NOTE F – LOANS

The Company grants commercial, construction, real estate, and consumer loans to customers throughout its lending areas. A substantial portion of debtors’ abilities to honor their contracts is dependent upon the real estate and general economic environment of the lending area. The major classifications of loans (in thousands) are summarized as follows.

	June 30, 2010	December 31, 2009

Commercial	$330,717	$361,256
Construction	653,184	757,702
Real estate-commercial mortgage	709,428	740,570
Real estate-residential mortgage	523,357	524,853
Installment loans (to individuals)	35,727	42,858
Deferred loan fees and related costs	(476)	(547)

Total loans	$2,251,937	$2,426,692

Loans are made to the Company’s executive officers and directors and their associates during the ordinary course of business. In management’s opinion, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with other persons and do not involve more than normal risk of collectability or present other unfavorable features. At June 30, 2010 and December 31, 2009, loans to executive officers, directors, and their associates were $80.0 million and $90.9 million, respectively. Of these loans, $7.5 million were made for the purpose of purchasing preferred stock in the Company and have been eliminated from both the loan and equity balances in the consolidated balance sheet.

BOHR and Shore had loans outstanding to the Company with aggregate balances of $21.5 million and $2.0 million, respectively, as of June 30, 2010 which are eliminated in consolidation. The loan from BOHR was inadequately secured in violation of Regulation W promulgated by the Federal Reserve. The Company has been in discussions with banking regulators regarding the potential for curing this violation.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G – ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS

The purpose of the allowance for loan losses is to provide for potential losses inherent in the loan portfolio. Management considers several factors, including historical loan loss experience, the size and composition of the portfolio, and the value of collateral agreements, in determining the allowance for loan loss.

Transactions (in thousands) affecting the allowance for loan losses during the six months ended June 30, 2010 and 2009 were as follows.

	2010	2009

Balance at beginning of period	$132,697	$51,218
Provision for loan losses	100,251	34,895
Loans charged off	(61,890)	(1,897)
Recoveries	2,168	275

Balance at end of period	$173,226	$84,491

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and foreclosed real estate and repossessed assets. Total non-performing assets were $335.9 million or 12% of total assets at June 30, 2010 compared with $257.2 million or 9% of total assets at December 31, 2009. Non-performing assets (in thousands) were as follows.

	June 30, 2010	December 31, 2009

Loans 90 days past due and still accruing interest	$—	$—
Nonaccrual loans	305,609	248,303
Foreclosed real estate and repossessed assets	30,307	8,867

Total non-performing assets	$335,916	$257,170

Estimated gross interest income that would have been recorded during the six months ended June 30, 2010 if the foregoing nonaccrual loans had remained current in accordance with their contractual terms totaled $6.2 million. Information (in thousands) on impaired loans is as follows.

	June 30, 2010	December 31, 2009

Impaired loans for which an allowance has been provided	$364,705	331,532
Impaired loans for which no allowance has been provided	108,437	137,536

Total impaired loans	$473,142	$469,068

Allowance provided for impaired loans, included in the allowance for loan losses	$115,552	$91,488

Average balance in impaired loans	$474,520	$215,363

Interest income recognized from impaired loans	$4,529	$17,440

The following table provides information (in thousands) related to the loan category and method used to measure impairment at June 30, 2010 and December 31, 2009.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loan Category	Method Used to Measure Impairment	Impaired Loans
		June 30, 2010	December 31, 2009

1-4 family residential construction	Estimated fair market value	$16,219	$20,851
Other construction and development	Estimated fair market value	247,075	237,313
Secured by farm land	Estimated fair market value	4,959	1,318
Secured by 1-4 family, revolving	Estimated fair market value	5,217	6,018
Secured by 1-4 family, 1st lien	Estimated fair market value	36,346	32,532
Secured by 1-4 family, junior lien	Estimated fair market value	1,851	1,502
Secured by multifamily	Estimated fair market value	15,097	8,137
Secured by nonfarm nonresidential (owner occupied)	Estimated fair market value	29,377	29,309
Secured by nonfarm nonresidential (non-owner occupied)	Estimated fair market value	81,681	75,947
Commercial and industrial	Estimated fair market value	35,006	56,081
Other consumer loans to individuals	Estimated fair market value	62	60
Other	Estimated fair market value	252	—

Total impaired loans		$473,142	$469,068

As of June 30, 2010 and December 31, 2009, loans classified as troubled debt restructurings and included in impaired loans in the disclosure above totaled $94.0 million and $73.5 million, respectively. Of these amounts, $94.0 million and $56.6 million were on accrual status at June 30, 2010 and December 31, 2009, respectively, and $16.9 million were on nonaccrual status at December 31, 2009. There were no troubled debt restructurings in nonaccrual status at June 30, 2010. Troubled debt restructurings in nonaccrual status are returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan. None of the nonaccrual troubled debt restructurings were returned to accrual status during the quarter ended June 30, 2010.

A loan is considered impaired when it is probable that all amounts due will not be collected according to the contractual terms. For collateral dependent impaired loans, impairment is measured based upon the fair value of the underlying collateral. Management considers a loan to be collateral dependent when repayment of the loan is expected solely from the sale or liquidation of the underlying collateral. The Company’s policy is to charge off collateral dependent impaired loans at the earlier of foreclosure, repossession, or liquidation at the point it becomes 180 days past due. The Company’s policy is to reduce the carrying value of the loan to the estimated fair value of the collateral less estimated selling costs through a charge off to the allowance for loan losses. For loans that are not collateral dependent, impairment is measured using discounted cash flows. Total impaired loans were $473.1 million and $469.1 million at June 30, 2010 and December 31, 2009, respectively, the majority of which were considered collateral dependent, and therefore, measured at the fair value of the underlying collateral.

Impaired loans for which no allowance is provided totaled $108.4 million and $137.5 million at June 30, 2010 and December 31, 2009. Loans written down to their estimated fair value of collateral less the costs to sell account for $46.9 and $22.1 of the impaired loans for which no allowance has been provided as of June 30, 2010 and December 31, 2009, respectively. The average age of appraisals for these loans is 1.16 years at June 30, 2010. The remaining impaired loans for which no allowance is provided are fully covered by the value of the collateral, and therefore, no loss is expected on these loans.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, based on conditions reasonably known to them, the allowance was adequate at June 30, 2010. The allowance may be increased or decreased in the future based on loan balances outstanding, changes in internally generated credit quality ratings of the loan portfolio, changes in general economic conditions, or other risk factors.

NOTE H – PREMISES AND EQUIPMENT

Premises and equipment (in thousands) at June 30, 2010 and December 31, 2009 are summarized as follows.

	June 30, 2010	December 31, 2009

Land	$31,248	$31,335
Buildings and improvements	58,255	58,177
Leasehold improvements	3,411	3,411
Equipment, furniture, and fixtures	14,885	14,828
Construction in process	95	7

	107,894	107,758

Less accumulated depreciation and amortization	(12,688)	(10,246)

Premises and equipment, net	$95,206	$97,512

NOTE I – SUPPLEMENTAL RETIREMENT AGREEMENTS

The Company has entered into supplemental retirement agreements with several key officers and recognizes expense each year related to these agreements based on the present value of the benefits expected to be provided to the employees and any beneficiaries. The expense recognized during the first six months of 2010 and 2009 was $331 thousand and $603 thousand, respectively.

NOTE J – INTANGIBLE ASSETS

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

	June 30, 2010		December 31, 2009
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets:

Core deposit intangible	$8,105	$2,381	$8,105	$1,703
Employment contract intangibles	1,130	811	1,130	713
Insurance book of business intangible	6,450	645	6,450	430

Total intangible assets	$15,685	$3,837	$15,685	$2,846

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K – FORECLOSED REAL ESTATE AND REPOSSESSED ASSETS

Foreclosed assets are presented net of an allowance for losses. An analysis of the allowance for losses (in thousands) on foreclosed assets is as follows.

	June 30, 2010	June 30, 2009

Balance at beginning of year	$356	$—
Provision for losses	2,992	—
Charge-offs	(785)	—

Balance at end of year	$2,563	$—

Expenses (in thousands) applicable to foreclosed assets include the following.

Six Months Ended June 30, 2010

Expenses incurred for foreclosed assets	$747
Net loss on sales of real estate	222
Provision for losses	2,992

Total	$3,961

NOTE L – BUSINESS SEGMENT REPORTING

The Company has two community banks, BOHR and Shore, which provide loan and deposit services throughout 60 locations in Virginia, North Carolina, and Maryland. In addition to its banking operations, the Company has three other reportable segments: Mortgage, Investment, and Insurance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s 2009 Form 10-K/A. Segment profit and loss is measured by net income prior to corporate overhead allocation. Intersegment transactions are recorded at cost and eliminated as part of the consolidation process. Because of the interrelationships between the segments, the information is not indicative of how the segments would perform if they operated as independent entities. The following table shows certain financial information (in thousands) at June 30, 2010, December 31, 2009, and June 30, 2009 for each segment and in total.

	Total	Elimination	Banking	Mortgage	Investment	Insurance

Total Assets at June 30, 2010	$2,877,111	$(266,845)	$3,103,131	$29,681	$1,108	$10,036

Total Assets at December 31, 2009 (as restated)	$2,919,576	$(303,100)	$3,197,510	$13,599	$1,163	$10,404

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2010	Total	Elimination	Banking	Mortgage	Investment	Insurance

Net interest income	$17,697	$—	$17,584	$109	$—	$4
Provision for loan losses	54,638	—	54,638	—	—	—

Net interest income (loss) after provision for loan losses	(36,941)	—	(37,054)	109	—	4
Noninterest income	5,331	—	1,411	2,604	37	1,279
Noninterest expense	23,086	—	20,183	1,735	42	1,126

Net income (loss) before income taxes (benefit)	(54,696)	—	(55,826)	978	(5)	157
Income tax expense (benefit)	(2,196)	—	(2,601)	352	(2)	55

Net income (loss) before noncontrolling interest	(52,500)	—	(53,225)	626	(3)	102
Noncontrolling interest	(139)	—	(139)	—	—	—

Net income (loss)	$(52,639)	$—	$(53,364)	$626	$(3)	$102

Three Months Ended June 30, 2009	Total	Elimination	Banking	Mortgage	Investment	Insurance

Net interest income	$25,899	$—	$25,776	$118	$—	$5
Provision for loan losses	33,706	—	33,706	—	—	—

Net interest income (loss) after provision for loan losses	(7,807)	—	(7,930)	118	—	5
Noninterest income	5,655	—	2,839	1,397	85	1,334
Noninterest expense	50,330	—	47,959	1,058	115	1,198

Net income (loss) before income taxes (benefit)	(52,482)	—	(53,050)	457	(30)	141
Income tax expense (benefit)	(9,253)	—	(9,451)	160	(11)	49

Net income (loss)	$(43,229)	$—	$(43,599)	$297	$(19)	$92

Six Months Ended June 30, 2010	Total	Elimination	Banking	Mortgage	Investment	Insurance

Net interest income	$39,630	$—	$39,429	$194	$—	$7
Provision for loan losses	100,251	—	100,251	—	—	—

Net interest income (loss) after provision for loan losses	(60,621)	—	(60,822)	194	—	7
Noninterest income	10,932	—	3,898	4,359	76	2,599
Noninterest expense	44,035	—	38,618	3,071	94	2,252

Net income (loss) before income taxes (benefit)	(93,724)	—	(95,542)	1,482	(18)	354
Income tax expense (benefit)	(2,134)	—	(2,771)	519	(6)	124

Net income (loss) before noncontrolling interest	(91,590)	—	(92,771)	963	(12)	230
Noncontrolling interest	(170)	—	(170)	—	—	—

Net income (loss)	$(91,760)	$—	$(92,941)	$(963)	$(12)	$230

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2009	Total	Elimination	Banking	Mortgage	Investment	Insurance

Net interest income	$51,973	$—	$51,777	$188	$—	$8
Provision for loan losses	34,895	—	34,895	—	—	—

Net interest income after provision for loan losses	17,078	—	16,882	188	—	8
Noninterest income	12,095	—	6,274	3,039	131	2,651
Noninterest expense	70,178	—	65,614	2,053	142	2,369

Net income (loss) before income taxes (benefit)	(41,005)	—	(42,458)	1,174	(11)	290
Income tax expense (benefit)	(5,143)	—	(5,652)	411	(4)	102

Net income (loss)	$(35,862)	$—	$(36,806)	$763	$(7)	$188

NOTE M – FAIR VALUE MEASUREMENTS

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

Recurring Basis

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities that were elected as well as for certain assets and liabilities in which fair value is the primary basis of accounting. The following table reflects the fair value (in thousands) of assets and liabilities measured and recognized at fair value on a recurring basis in the consolidated balance sheets at June 30, 2010 and December 31, 2009.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at June 30, 2010 Using
Description	Assets / Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities available for sale:
Agency securities	$15,374	$—	$15,374	$—
Mortgage-backed securities	156,820	—	156,820	—
State and municipal securities	1,014	—	1,014	—
Equity securities	2,074	656	—	1,418

Total investment securities available for sale	175,282	656	173,208	1,418

Derivative loan commitments	1,099	—	—	1,099
Loans held for sale	27,734	—	27,734	—

		Fair Value Measurements at December 31, 2009 Using
Description	Assets / Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities available for sale:
Agency securities	$11,444	$—	$11,444	$—
Mortgage-backed securities	145,726	—	145,726	—
State and municipal securities	1,306	—	1,306	—
Equity securities	2,586	1,358	—	1,228

Total investment securities available for sale	161,062	1,358	158,476	1,228

Derivative loan commitments	201	—	—	201
Loans held for sale	12,615	—	12,615	—

	Fair Value Measurements Using Significant Unobservable Inputs Six Months Ended June 30, 2010
	Investment Securities Available for Sale			Derivative Loan Commitments	Loans Held for Sale
Description	Level 1	Level 2	Level 3	Level 3	Level 2

Balance, December 31, 2009	$1,358	$158,476	$1,228	$201	$12,615
Unrealized (gains) losses included in:
Earnings	(44)	—	—	—	—
Other comprehensive gain (loss)	77	3,295	190	—	—
Purchases, issuances, and settlements, net	(735)	11,437	—	898	15,119
Transfers in and/or out, net	—	—	—	—	—

Balance, June 30, 2010	$656	$173,208	$1,418	$1,099	$27,734

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following describes the valuation techniques used to measure fair value for our assets and liabilities classified as recurring.

Investment Securities Available for Sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products, and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities would include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions, and certain corporate, asset backed, and other securities valued using third party quoted prices in markets that are not active. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Derivative Loan Commitments. The Company enters into commitments to originate mortgage loans whereby the interest rate is fixed prior to funding. These commitments, in which the Company intends to sell in the secondary market, are considered freestanding derivatives.

Loans Held For Sale. The Company sells loans to outside investors. Fair value of mortgage loans held for sale is estimated based on the commitments into which individual loans will be delivered. As of June 30, 2010, mortgage loans held for sale had a net carrying value of $27.7 million which approximated its fair value. On December 31, 2009, mortgage loans held for sale had a net carrying value of $12.6 million which approximated its fair value.

Non-recurring Basis

Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The adjustments are based on appraisals of underlying collateral or other observable market prices when current appraisals or observable market prices are available. Where we do not have a current appraisal, an existing appraisal or other valuation would be utilized after discounting it to reflect current market conditions, and, as such, may include significant management assumptions and input with respect to the determination of fair value.

To assist in the discounting process, a valuation matrix was developed to provide valuation guidance for collateral dependent loans and foreclosed real estate where it was deemed that an existing appraisal was outdated as to current market conditions. The matrix applies discounts to external appraisals depending on the type of real estate and age of the appraisal. The discounts are generally specific point estimates; however in some cases, the matrix allows for a small range of values. The discounts were based in part upon externally derived data including but not limited to Case-Shiller composite indices, Moody’s REAL Commercial Property Prices Indices, and information from Zillow.com. The discounts were also based upon management’s knowledge of market conditions and prices of sales of foreclosed real estate. In addition, matrix value adjustments may be made by our independent appraisal group to reflect property value trends within specific markets as well as actual sales data from market transactions and/or foreclosed real estate sales. In the case where an appraisal is greater than two years old for collateral dependent impaired loans and foreclosed real estate, it is the Company’s policy to classify these as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2. The average age of appraisals for Level 3 valuations of collateral dependent loans was 3.93 years as of June 30, 2010. Management periodically reviews the discounts in the matrix as compared to valuations from updated appraisals and modifies the discounts should updated appraisals reflect valuations significantly different than those derived utilizing the matrix. To date, management believes the appraisal discount matrix has resulted in appropriate adjustments to existing appraisals thereby providing management with reasonable valuations for the collateral underlying the loan portfolio. The following table presents the carrying amount (in thousands) for impaired loans and adjustments made to fair value during the respective reporting periods.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Description	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at June 30, 2010 Using			Total Losses
		Level 1	Level 2	Level 3

Impaired loans	$249,153	$—	$219,159	$29,994	$—

Description	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2009 Using			Total Losses
		Level 1	Level 2	Level 3

Impaired loans	$240,044	$—	$149,346	$90,698	$—

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

Description	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at June 30, 2010 Using			Total Losses
		Level 1	Level 2	Level 3

Foreclosed real estate and repossessed assets	$30,307	$—	$30,307	$—	$3,214

Description	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2009 Using			Total Losses
		Level 1	Level 2	Level 3

Foreclosed real estate and repossessed assets	$8,867	$—	$8,867	$—	$1,043
Goodwill	—	—	—	—	84,837

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

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(i)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at June 30, 2010 and December 31, 2009, and as such, the related fair values have not been estimated.

The estimated fair value (in thousands) of the Company’s financial instruments required to be disclosed by ASC 825, Financial Instruments, at June 30, 2010 and December 31, 2009 were as follows.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and due from banks	$18,813	$18,813	$16,995	$16,995
Overnight funds sold and due from FRB	306,812	306,812	139,228	139,228
Interest-bearing deposits in other banks	1,255	1,255	43,821	43,821
Investment securities available for sale	175,282	175,282	161,062	161,062
Loans held for sale	27,734	27,734	12,615	12,615
Loans, net	2,078,711	2,110,758	2,293,995	2,364,702
Interest receivable	7,749	7,749	8,788	8,788
Bank-owned life insurance	49,179	49,179	48,354	48,354

Liabilities:
Deposits	2,548,381	2,561,476	2,495,040	2,486,449
FHLB borrowings	225,013	237,835	228,215	233,356
Other borrowings	49,553	51,462	49,254	50,316
Interest payable	3,658	3,658	3,572	3,572

NOTE N – TROUBLED ASSET RELIEF PROGRAM (“TARP”)

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

The American Recovery and Reinvestment Act of 2009 (“ARRA”), enacted on February 17, 2009, imposes certain executive compensation and corporate governance obligations on TARP recipients during the period of time any obligations arising from financial assistance provided under the TARP remains outstanding. The ARRA restricts golden parachute payments to senior executive officers and the next five most highly compensated employees. It also prohibits paying and accruing bonuses for certain senior executive officers and employees, requires that TARP participants provide the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly compensated employees based on statements of earnings, revenues, gains, or other criteria later found to be materially inaccurate, and requires a review by the Secretary of all bonuses and other compensation paid by TARP participants to certain senior executive officers and employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of ARRA.

The Treasury has consented to an exchange of its Series C Preferred Stock which would result in the issuance to the Treasury of 650 shares of Common Stock valued at $0.40 per share for each such share of Series C Preferred

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock (the “TARP Exchange”), reflecting an exchange value of $260.00 per share of Series C preferred stock or 26% of its liquidation preference. Treasury has also agreed to adjust its warrant to reduce the warrant exercise price to $0.40 per share but Treasury has agreed that it will not increase the number of shares subject to the warrant (as would be required under the original terms of the warrant).

NOTE O – NONINTEREST EXPENSE

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Salaries and employee benefits	$10,955	$10,546	$20,705	$21,780
Occupancy	2,150	2,266	4,448	4,280
Data processing	1,169	1,295	2,649	2,493
Impairment of goodwill	—	27,976	—	27,976
FDIC insurance	1,169	2,661	2,225	3,301
Equipment	932	1,361	2,023	2,295
Professional fees	1,227	688	2,543	963
Problem loan and repossessed asset costs	1,390	96	2,003	160
Amortization of intangible assets	442	747	937	1,081
Bank franchise tax	439	329	949	773
Telephone and postage	412	477	803	917
Advertising and marketing	238	64	386	207
Directors’ and regional board fees	223	298	360	582
Stationary, printing, and office supplies	148	217	387	359
Other	2,192	1,309	3,617	3,011

Total noninterest expense	$23,086	$50,330	$44,035	$70,178

NOTE P – SUBSEQUENT EVENTS

The Company established a valuation allowance against the deferred tax asset on its balance sheet as of December 31, 2009, which resulted in the restatement of its financial statements for the fiscal year ended December 31, 2009 and the fiscal quarter ended March 31, 2010 (the “Restatements”). The Restatements were filed August 13, 2010.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Hampton Roads Bankshares, Inc.

Norfolk, Virginia

We have reviewed the accompanying consolidated balance sheet of Hampton Roads Bankshares, Inc. and subsidiaries as of June 30, 2010, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009, consolidated statement of changes in shareholders’ equity for the six-month period ended June 30, 2010 and consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, quantitative measures established by regulation to ensure capital adequacy require the Company and its subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital (as defined) to average assets (as defined). The Company has suffered recurring losses from operations and declining levels of capital that raise substantial doubt about the ability to continue as a going concern. The Company is in the process of implementing a capital plan, including receipt of definitive agreements for the purchase of common shares that are contingent on certain shareholder approvals. Management’s plans and the status of the capital raise are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

August 16, 2010

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

For a discussion of the risks, uncertainties, and assumptions that could affect these statements and our future events, developments, or results, you should carefully review the risk factors contained in our 2009 Form 10-K/A and this Form 10-Q, which are summarized below. Our risks include, without limitation, the following:

•	We incurred significant losses in 2009 and in the first half of 2010 and may continue to do so in the future, and we can make no assurances as to when we will be profitable;

•	We may be unable to close on our previously announced capital raising transactions or carry out our recapitalization plan.

•	We need to raise additional capital that may not be available to us;

•

We have entered into a written agreement with the FRB and the Bureau of Financial Institutions, which requires us to dedicate a significant amount of resources to complying with the agreement and may have a material adverse effect on our operations and the value of our securities.

•	BOHR may be subject to additional regulatory restrictions or be placed in receivership in the event that its regulatory capital levels continue to decline.

•	We may not be able to successfully increase our regulatory capital, which may adversely affect our results of operations and financial condition;

•	BOHR is restricted from accepting brokered deposits and offering interest rates on deposits that are substantially higher than the prevailing rates in our market;

•	We may become subject to additional regulatory restrictions in the event that our regulatory capital levels continue to decline;

•	The uncertainty regarding our ability to continue as a going concern may affect our business relationships.

•	The company has restated its financial statements, which may have a future adverse affect.

•	Our estimate for losses in our loan portfolio may be inadequate, which would cause our results of operations and financial condition to be adversely affected;

•	We have had and may continue to have large numbers of problem loans, which could increase our losses related to loans;

•	Our lack of eligibility to continue to use a short form registration statement on Form S-3 may affect our short-term ability to access the capital markets;

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

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

Overview

Throughout 2009 and into the first half of 2010, economic conditions in the markets in which our borrowers operate continued to deteriorate and the levels of loan delinquency and defaults that we experienced were substantially higher than historical levels. Our loan customers continue to operate in an economically stressed environment. The Company reported a net loss for the six-month period ended June 30, 2010, primarily as a result of a significant increase to our provision for loan losses.

As of June 30, 2010, we believe Shore remained “well capitalized” under applicable banking regulations while BOHR was “significantly undercapitalized” and the consolidated Company was “critically undercapitalized.” The Company continues to evaluate additional capital management strategies, including infusions of additional capital, with the intention of enabling it and BOHR to return to “well capitalized” status.

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

The following is a summary of our condition as of June 30, 2010 and our financial performance for the three and six month period then ended.

•

Assets were $2.9 billion. They decreased by $42.4 million or 1% for the first six months of 2010 from December 31, 2009. This was primarily the result of a decrease in average loans of 15% during that period.

•

Investment securities available for sale increased $14.2 million to $175.3 million for the first six months of 2010. The increase was driven by the reinvestment of the funds obtained from deposit growth and the decline in our loan portfolio.

•

Loans decreased by $174.8 million or 7% for the six months ended June 30, 2010 as loan paydowns and charge-offs exceeded the volume of new originations. New loan activity continues to be low as a result of our tighter underwriting criteria and economic conditions.

•	Deposits increased $53.3 million or 2% as new customer deposit activity more than offset the decline in brokered deposits.

•

Net loss available to common shareholders for the three and six months ended June 30, 2010 was $54.1 million or $2.44 per common diluted share and $94.6 million or $4.27 per common diluted share, respectively, as compared with net loss available to common shareholders of $46.2 million or $2.13 per common diluted share and $41.8 million or $1.92 per common diluted share for the three and six months, respectively, ended June 30, 2009. The net loss for 2010 was primarily attributable to provision for loan losses expense of $100.3 million.

•

Net interest income decreased $8.2 million and $12.3 million for the three and six months, respectively, ended June 30, 2010 as compared to the same period 2009. This was primarily the result of the decrease in interest income from loans.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

•

Noninterest income for the three and six months ended June 30, 2010 was $5.3 million and $10.9 million, respectively, a 6% and 10% decrease over the comparative periods in 2009. An increase in mortgage banking revenue partially offset this decrease.

•

Noninterest expense was $23.1 million and $44.0 million for the three and six months ended June 30, 2010, which was a decrease of $27.3 million or 54% and a decrease of $26.1 million or 37% over the comparable periods for 2009. In second quarter 2009, we had a $28.0 million impairment to our goodwill.

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

We experienced a significant deterioration in credit quality in 2009 that continues into 2010. Problem loans and non-performing assets rose and led us to significantly increase the allowance for loan losses. To bolster our allowance, we increased the provision for loan losses to $100.3 million in the first half of 2010 from $34.9 million in the first half of 2009. The increased expense contributed to a net loss available to common shareholders of $94.6 million for the first half of 2010. In light of continued economic weakness, problem credits may continue to rise and significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant credit costs throughout 2010, which would continue to adversely impact our financial condition, our results of operations, and the value of our common stock.

The Company determined that a valuation allowance on its deferred tax assets should be recognized as of December 31, 2009. The Company decided to establish a valuation allowance against the deferred tax asset because it is uncertain when it will realize this asset.

ANALYSIS OF FINANCIAL CONDITION

Cash and Cash Equivalents. Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from the FRB. Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity. Cash and cash equivalents as of June 30, 2010 were $326.9 million and consisted mainly of deposits with the FHLB and the FRB. These deposits increased $126.9 million in the first half of 2010, from $200.0 million at December 31, 2009.

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

At June 30, 2010, the estimated fair value of our investment securities was $175.3 million, an increase of $14.2 million or 9% from $161.1 million at December 31, 2009. The increase during first six months of 2010 was driven by the reinvestment of loan paydowns and the increase in deposits. Our investment portfolio was restructured during late 2009 to increase regulatory capital ratios by selling high risk-weighted securities and reinvesting the proceeds into lower risk-weighted securities.

Loan Portfolio. Our loan portfolio is comprised of commercial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment loans to individuals. Lending decisions are based upon an evaluation of the repaying capacity, financial strength, and credit history of the borrower, the quality and value of the collateral securing each loan, and the financial strength of guarantors. With few exceptions, personal guarantees are required on loans. Our loan portfolio decreased $174.8 million or 7% to $2.3 billion as of June 30, 2010 compared to December 31, 2009. Commercial loans decreased 8% to $330.7 million at June 30, 2010 compared with $361.3 million at December 31, 2009. Real estate commercial mortgages decreased 4% to $709.4 million at June 30, 2010 compared to $740.6 million at December 31, 2009. Real estate residential mortgages decreased $1.5 million to $523.4 million at June 30, 2010 as compared with $524.9 million at December 31, 2009. Installment loans to individuals decreased 17% to $35.7 million at June 30, 2010 compared with $42.9 million at December 31, 2009. Construction loans also decreased 14% to $653.2 million at June 30, 2010 as compared with $757.7 million at December 31, 2009, thus lowering the concentration of construction loans to 29% of the total loan portfolio at June 30, 2010 compared with 31% at December 31, 2009.

Within the construction segment of the loan portfolio, BOHR has exposure to $70.1 million of loans in which interest payments are satisfied through the use of a reserve that was funded by BOHR upon origination and represents a portion of the borrower’s total liability to BOHR. In the instance of commercial construction, ultimate repayment is dependent upon stabilization of the funded project; whereas, in residential development, BOHR is assigned a certain percentage of each sale to retire a commensurate portion of the outstanding debt. Each interest reserve transaction is monitored by the account officer, a senior credit officer, and credit administration to verify the continuation of project viability as it relates to remaining interest reserve and additional financial capacity of the project sponsor. In certain instances, where either or both criteria have been deemed unsatisfactory, the borrower’s access to any remaining interest reserve has been curtailed on at least a temporary basis until the BOHR’s special assets department has been engaged to further evaluate possible resolutions.

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

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

The allowance for loan losses was $173.2 million or 7.69% of outstanding loans as of June 30, 2010 compared with $132.7 million or 5.47% of outstanding loans as of December 31, 2009. We increased the allowance for loan losses $40.5 million (net of charge-offs and recoveries) during the first six months of 2010. Pooled loan allocations increased to $52.1 million at June 30, 2010 from $34.1 million at December 31, 2009. Allowance coverage for the non-impaired portfolio is determined using a methodology that incorporates historical loss rates and risk ratings by loan category. Loss rates are based on a three-year weighted average with recent period loss rates weighted more heavily. We then apply an adjustment factor to each loss rate based on assessments of loss trends, collateral values, and economic and business influences impacting expected losses. During the quarter, the weighted historical loss rates for most loan categories increased due to recent charge-off activity. Qualitative adjustment factors for most loan categories decreased due to analyses of nonaccrual loan trends and other factors and reflect management’s view that charge-offs used to calculate pooled reserves better reflect expected loss experience. In addition, based on third party review, management believes the quality of its risk rating system has improved and requires less qualitative adjustment. The effect of these changes was an increase in the loss factors for most loan types and an increase in pooled loan allocations. Specific loan allocations increased $24.2 million to $115.7 million at June 30, 2010 from $91.5 million at December 31, 2009. Specific loan allocations increased due to a decrease in collateral values of certain collateral dependent loans and due to the estimated losses of new impaired loans. Unallocated allowances decreased $1.8 million. The following table provides a breakdown of the allowance for loan losses and other related information (in thousands) at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009

Allowance for loan losses:
Pooled component	$52,100	$34,050
Specific component	115,730	91,488
Unallocated component	5,396	7,159

Total	$173,226	$132,697

Impaired loans	$473,142	$469,068
Non-impaired loans	1,778,795	1,957,624

Total loans	$2,251,937	$2,426,692

Pooled component as % of non-impaired loans	2.93%	1.74%
Specific component as % of impaired loans	24.46%	19.50%

Allowance as of % of loans	7.69%	5.47%
Allowance as of % of nonaccrual loans	56.68%	53.44%

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

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

	June 30, 2010	December 31, 2009
Non-performing loans for which full loss has been charged off to total loans	2.08%	0.91%

Non-performing loans for which full loss has been charged off to non-performing loans	15.36%	8.91%

Charge off rate for nonperforming loans which the full loss has been charged off	43.83%	42.46%

Coverage ratio net of nonperforming loans for which the full loss has been charged off	66.97%	58.67%

Total allowance divided by total loans less nonperforming loans for which the full loss has been charged off	7.86%	5.52%

Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	31.68%	27.60%

A loan is considered impaired when it is probable that all amounts due will not be collected according to the contractual terms. Subsequent recoveries, if any, are credited to the allowance. Impairment is evaluated in the aggregate for smaller balance loans of similar nature and on an individual loan basis for other loans. If a loan is considered impaired, it is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Total impaired loans were $473.1 million at June 30, 2010, an increase of $4.1 million or 1% over December 31, 2009. Of these loans, $305.6 million were on nonaccrual status at June 30, 2010. Net charge-offs were $59.7 million for the six months ended June 30, 2010 as compared with $1.6 million for the six months ended June 30, 2009.

Non-Performing Assets. Non-performing assets as a percentage of total assets increased to 12% at June 30, 2010 from 9% at December 31, 2009 and March 31, 2010. Total nonaccrual loans aggregated $305.6 million at June 30, 2010 as compared with $248.3 million at December 31, 2009.

The following chart summarizes our nonaccrual loans by loan type as of June 30, 2010 and December 31, 2009 (in thousands).

	June 30, 2010	December 31, 2009

Commercial	$34,794	$24,803
Construction	167,530	150,325
Real estate - commercial mortgage	71,938	50,858
Real estate - residential mortgage	30,867	22,146
Installment loans (to individuals)	480	171

Total nonaccrual loans	$305,609	$248,303

Loans Acquired with Deteriorated Credit Quality. Loans acquired with evidence of credit quality deterioration since origination and for which it is probable at purchase that we will be unable to collect all contractually required payments are accounted for under ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality. Evidence of credit quality deterioration as of the purchase date may include statistics such as past due status and refreshed borrower credit scores, some of which were not immediately available as of the purchase date. ASC 310-30 addresses accounting for differences between contractual and expected cash flows to be collected from our initial investment in loans if those differences are attributable, at least in part, to credit quality. ASC 310-30 requires that acquired impaired loans be recorded at fair value and prohibits “carrying over” or the creation of valuation allowances in the initial accounting for loans acquired that are within the scope of ASC 310-30.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

In accordance with ASC 310-30, certain acquired loans of GFH that were considered impaired were written down to fair value at the acquisition date. As of June 30, 2010, the carrying value of these loans was $61.2 million and the unpaid principal balance on these loans was $67.4 million. ASC 310-30 does not apply to loans GFH previously securitized as they are not held on our balance sheet. During 2009 and into 2010, the ASC 310-30 portfolio experienced further credit deterioration due to weakness in the housing markets and the impacts of a slowing economy. For further information regarding loans accounted for in accordance with ASC 310-30, see Note E, Accounting for Certain Loans Acquired in a Transfer, of the Notes to the Consolidated Financial Statements.

Deposits. Deposits are the primary source of funding for the Company. Total deposits at June 30, 2010 increased $53.3 million or 2% to $2.5 billion as compared with December 31, 2009. Total brokered deposits were $205.8 million or 8% of deposits at June 30, 2010, which was a decrease of $180.6 million from the total brokered deposits of $386.4 million at December 31, 2009.

Changes in the deposit categories include an increase of $420 thousand or 0.17% in noninterest-bearing demand deposits, a decrease of $45.6 million or 5% in interest-bearing demand deposits, and a decrease of $7.0 million or 8% in savings accounts from December 31, 2009 to June 30, 2010. Interest-bearing demand deposits included $18.2 million brokered money market funds at June 30, 2010, which was $29.4 million lower than the balance of brokered money market funds outstanding at December 31, 2009. Therefore, core bank interest-bearing demand deposits increased by $16.2 million over the last six months. Of this increase $17.1 million was related to a decrease in our NOW accounts; this was offset by a $19.1 million increase in MMDA accounts. Total time deposits under $100 thousand decreased $120.8 million from $889.8 million at December 31, 2009 to $769.0 million at June 30, 2010. Brokered CDs represented $205.8 million, which was a decrease of $133.0 million over the $338.8 million of brokered CDs outstanding at December 31, 2009. Therefore, core bank CDs increased $12.2 million over the last six months. Time deposits over $100 thousand increased $226.4 million from $356.8 million at December 31, 2009 to $583.2 million at June 30, 2010. Going forward, management intends to focus on core deposit growth as our primary source of funding.

Borrowings. We use short-term and long-term borrowings from various sources including the FHLB, funds purchased from correspondent banks, reserve repurchase accounts, and trust preferred securities. Our FHLB borrowings on June 30, 2010 were $225.0 million compared to $228.2 million at December 31, 2009.

Capital Resources. Total shareholders’ equity decreased $90.8 million or 73% to $34.2 million at June 30, 2010 compared to $125.0 million at December 31, 2009. The decrease in shareholders’ equity was primarily a result of the $91.8 million net loss for the six months ended June 30, 2010 and accrual of Series C Preferred dividends (including amortization of preferred stock discount) of approximately $2.8 million.

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

We have taken additional actions to preserve capital. On October 30, 2009, we announced suspension of dividend payments on our Series A and B Preferred Stock. We notified the U.S. Department of the Treasury (“Treasury”) of our intent to defer the third consecutive quarterly cash dividend on our Series C Preferred Stock issued to the Treasury in connection with our participation in the TARP CPP. The total amount deferred as of June 30, 2010 was $3.0 million.

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

Interest payable under the Trust Preferred Securities continues to accrue during the deferral period and interest on the deferred interest also accrues, both of which must be paid at the end of the deferral period and totaled $737 thousand at June 30, 2010. Prior to the expiration of the deferral period, the Company has the right to further defer interest payments, provided that no deferral period, together with all prior deferrals, exceeds 20 consecutive quarters and that no event of default (as defined by the terms of the applicable Trust Preferred Securities) has occurred and is continuing at the time of the deferral. The Company was not in default with respect to the terms of the Trust Preferred Securities at the time the quarterly payments were deferred and such deferrals did not cause an event of default under the terms of the Trust Preferred Securities.

On May 23, 2010, the Company and affiliates of The Carlyle Group, Anchorage Advisors, L.L.C., CapGen Financial Group, and other financial institutions entered into binding agreements (the “Investment Agreements”) to purchase common stock of the Company, par value $0.625 (“Common Stock”), as part of an expected aggregate $255 million capital raise by the Company from institutional investors in a private placement.

Prior to the Closing, the Company is required to conduct exchange offers for each outstanding share of Series A and Series B Preferred Stock for Common Stock (collectively, the “Exchange Offers”) pursuant to which each share of Series A and B Preferred Stock will be exchanged for 375 shares of Common Stock (reflecting an exchange value of $150.00 per share or 15% of its liquidation preference and a conversion price of $0.40 per share).

The exchange or conversion of the shares of Series A and Series B Preferred Stock is required by the Investment Agreements. The Investment Agreements require either conversion of 100% of the shares or conversion of a majority of the shares and the amendment to the designations of the Series A and Series B Preferred Stock to, among other things, make it mandatorily convertible at the Company’s option into Common Stock. Holders of Series A and Series B Preferred Stock tendering it he Exchange Offers will be required to vote for amendments to the Series A and / or Series B Preferred Stock (the “Preferred Stock Amendments”), as applicable. Among other things, the Preferred Stock Amendments will eliminate all dividend rights, reduce the liquidation preference from $1,000 to $100 per share, and, at the option of the Company, provide for the mandatory conversion at the Company’s option of all Series A and Series B Preferred Stock not voluntarily exchanged in the Exchange Offers. The Preferred Stock Amendments require approval by a majority of the common shareholders as well as a majority of the holders of Series A and Series B Preferred Stock.

The Investment Agreements also require that following the closing, the Company will commence a rights offering providing holders of Common Stock with a non-transferable right to purchase newly issued shares of Common Stock at $0.40 per share, the same price paid by the Investors and Treasury. The rights offering is expected to raise an additional $20-$40 million.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

We are subject to regulatory risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Tier I capital is comprised of shareholders’ equity, net of unrealized gains or losses on available-for-sale securities, less intangible assets, while total risk-based capital adds certain debt instruments and qualifying allowances for loan losses. As of June 30, 2010, our consolidated regulatory capital ratios are Tier 1 Leverage Ratio of 1.05%, Tier 1 Risk-Based Capital Ratio of 1.52%, and Total Risk-Based Capital of 2.86%.

As of June 30, 2010, we believe Shore remained “well capitalized” under applicable banking regulations while BOHR was “significantly undercapitalized” and the consolidated Company was “critically undercapitalized.” Although there can be no assurance that we will be successful, the Board and management are continuing to explore options for raising additional capital and improving the capital adequacy of the Company and BOHR. BOHR could become critically undercapitalized if the Company’s expected capital raising transactions do not close by September 30, 2010.

Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet our customers’ financing needs. For more information on our off-balance sheet arrangements, see Note 15, Financial Instruments with Off-Balance-Sheet Risk, of the Notes to Consolidated Financial Statements contained in the 2009 Form 10-K.

Contractual Obligations. Our contractual obligations consist of time deposits, borrowings, and operating lease obligations. There have not been any significant changes in our contractual obligations from those disclosed in the 2009 Form 10-K.

ANALYSIS OF RESULTS OF OPERATIONS

Overview. Our net loss available to common shareholders for the three months ended June 30, 2010 was $54.0 million as compared with net loss available to common shareholders of $46.2 million for the three months ended June 30, 2009. During the first six months of 2010, we incurred a net loss available to common shareholders of $94.6 million, compared to the net loss available to common shareholders of $41.8 million for the first six months of 2009. The loss for the six months ended June 30, 2010 was driven by provision for loan losses expense of $100.3 million necessary to maintain the allowance for loan losses at a level necessary to cover expected losses inherent in the loan portfolio. Diluted loss per common share was $2.44 and $4.27 for the three and six months ended June 30, 2010, an increased loss of $0.31 and $2.35 over the diluted loss per common share of $2.13 and $1.92 for the three and six months, respectively, ended June 30, 2009.

Net Interest Income. Net interest income, a major component of our earnings, is the difference between the income generated by interest-earning assets reduced by the cost of interest-bearing liabilities. Net interest income for the three months ended June 30, 2010 was $17.7 million, a decrease of $8.2 million from the three months ended June 30, 2009. Net interest income for the six months ended June 30, 2010 was $39.6 million, a decrease of $12.3 million from the six months ended June 30, 2009. The decrease in net interest income was primarily the result of a decrease in interest income from loans of $13.5 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2010 and an increase in nonaccrual loans. The net interest margin, which is calculated by expressing annualized net interest income as a percentage of average interest-earning assets, is an indicator of effectiveness in generating income from earning assets. Our net interest margin decreased to 3.16% for the first six months ended June 30, 2010 from 3.75% during the first six months of 2009. The net interest margin was 2.84% for the three months ended June 30, 2010 compared to 3.39% and 3.71% for the three months ended March 31, 2010 and June 30, 2009, respectively. The decline in net interest margin from prior periods is due primarily to increased levels of nonaccrual loans, an increase in low yielding balances at the FRB during the first quarter of 2010, and the effect of purchase accounting adjustments.

Our interest-earning assets consist of loans, investment securities, overnight funds sold and due from FRB, and interest-bearing deposits in other banks. Interest income on loans, including fees, decreased $8.0 million and $13.5 million to $28.2 million and $60.4 million for the three and six months, respectively, ended June 30, 2010, as compared to the same time periods during 2009. This decrease was a result of a decrease in average loan balances and an increase in nonaccrual loans. Interest income on investment securities increased $144 thousand and $81

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

thousand for the three and six months, respectively, ended June 30, 2010 compared to the same time period during 2009. Interest income on interest-bearing deposits in other banks decreased $5 thousand and $11 thousand for the three and six month periods, respectively, ended June 30, 2010 compared to the same time period during 2009. Interest income on overnight funds sold and due from FRB increased $140 thousand and $254 thousand for the three and six months, respectively, ended June 30, 2010 compared to the same time period during 2009.

Our interest-bearing liabilities consist of deposit accounts and borrowings. Interest expense on deposits increased $1.1 million and $914 thousand to $10.2 million and $20.3 million for the three and six months, respectively, ended June 30, 2010 compared to the same time periods during 2009. This increase resulted from a $299.5 million increase in average interest-bearing deposits, offset by a 17 basis point decrease in the average interest rate on deposits for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. This decrease in our average deposit rates resulted in large part from declining rates on certificates of deposits and savings deposits. A reduction of our average rate on time deposits to 1.93% for the first half of 2010 from 2.49% for the first half of 2009 contributed significantly toward the decrease in overall deposit rates. Interest expense on borrowings, which consisted of FHLB borrowings, other borrowings, and overnight funds purchased decreased $621 thousand and $1.7 million for the three and six months, respectively, ended June 30, 2010 compared to the same time periods during 2009. The $200.7 million decrease in the six month average borrowings netted against a 57 basis point increase in the average interest rate on borrowings produced this result.

The tables below present the average interest-earning assets and average interest-bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin for the three months ended June 30, 2010, March 31, 2010, and June 30, 2009 and six months ended June 30, 2010 and 2009.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three Months Ended June 30, 2010			Three Months Ended March 31, 2010			Three Months Ended June 30, 2009
(in thousands)	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate

Assets:
Interest-earning assets
Loans	$2,005,022	$112,981	5.63%	$2,173,606	$130,809	6.02%	$2,609,810	$144,999	5.56%
Investment securities	204,998	6,838	3.34%	206,203	6,964	3.38%	159,740	6,260	3.92%
Interest-bearing deposits in other banks	54,877	133	0.24%	48,178	117	0.24%	11,229	20	0.18%
Overnight funds sold and due from FRB	236,675	477	0.20%	198,947	384	0.19%	21,790	48	0.22%

Total interest-earning assets	2,501,572	120,429	4.81%	2,626,934	138,274	5.26%	2,802,569	151,327	5.40%
Noninterest-earning assets	503,058			417,358			284,323

Total assets	3,004,630			3,044,292			3,086,892

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	918,835	15,501	1.69%	954,939	15,416	1.61%	642,179	6,245	0.97%
Savings deposits	77,812	502	0.64%	80,221	525	0.65%	118,979	1,181	0.99%
Time deposits	1,304,485	24,816	1.90%	1,284,574	25,095	1.95%	1,268,661	28,900	2.28%

Total interest-bearing deposits	2,301,132	40,819	1.77%	2,319,734	41,036	1.77%	2,029,819	36,326	1.79%
Borrowings	274,946	8,626	3.14%	276,890	8,290	2.99%	434,208	11,120	2.56%

Total interest-bearing liabilities	2,576,078	49,445	1.92%	2,596,624	49,326	1.90%	2,464,027	47,446	1.93%
Noninterest-bearing liabilities
Demand deposits	249,272			236,947			259,754
Other liabilities	22,350			21,082			32,804

Total noninterest-bearing liabilities	271,622			258,029			292,558

Total liabilities	2,847,700			2,854,653			2,756,585
Shareholders’ equity	156,930			189,639			330,307

Total liabilities and shareholders’ equity	$3,004,630			$3,044,292			$3,086,892

Net interest income		$70,984			$88,948			$103,881

Net interest spread			2.89%			3.36%			3.47%
Net interest margin			2.84%			3.39%			3.71%

Note: Interest income from loans included fees of $57 at June 30, 2010, $206 at March 31, 2010, and $1,456 at June 30, 2009. Average nonaccrual loans of $269,284 and $251,421 are excluded from average loans at June 30, 2010 and March 31, 2010, respectively. Average nonaccrual loans for June 30, 2009 were not material and are included in average loans above.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three Months Ended June 30, 2010 Compared to Three Months Ended March 31, 2010			Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
		Variance Attributable to			Variance Attributable to
	Total	Rate	Volume	Total	Rate	Volume
Interest-Earning Assets:
Loans	$(17,828)	$(8,114)	$(9,714)	$(32,018)	$1,840	$(33,858)
Investment securities	(126)	(84)	(42)	578	(631)	1,209
Interest-bearing deposits in other banks	16	—	16	113	8	105
Overnight funds sold and due from FRB	93	21	72	429	(5)	434

Total interest-earning assets	(17,845)	(8,177)	(9,668)	(30,898)	1,212	(32,110)
Interest-Bearing Liabilities:
Deposits	(217)	—	(217)	4,493	(409)	4,902
Borrowings	336	390	(54)	(2,494)	4,031	(6,525)

Total interest-bearing liabilities	119	390	(271)	1,999	3,622	(1,623)

Net interest income	$(17,964)	$(8,567)	$(9,397)	$(32,897)	$(2,410)	$(30,487)

Note: The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute amounts of change in each.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009			2010 Compared to 2009
(in thousands)	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Interest Income/ Expense Variance	Variance Attributable to
								Rate	Volume
Assets:
Interest-earning assets
Loans	$2,051,213	$121,846	5.94%	$2,601,379	$148,995	5.73%	$(27,149)	$5,692	$(32,841)
Investment securities	205,652	6,901	3.36%	168,041	6,738	4.01%	163	(428)	591
Interest-bearing deposits in other banks	51,546	125	0.24%	5,563	22	0.39%	103	(5)	108
Overnight funds sold and due from FRB	217,915	431	0.20%	20,849	45	0.22%	386	(4)	390

Total interest-earning assets	2,526,326	129,303	5.12%	2,795,832	155,800	5.57%	(26,497)	5,255	(31,752)
Noninterest-earning assets	498,026			321,309

Total assets	3,024,352			3,117,141

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	936,787	15,459	1.65%	639,103	6,497	1.02%	8,962	5,109	3,853
Savings deposits	79,010	513	0.65%	121,180	1,455	1.20%	(942)	(535)	(407)
Time deposits	1,294,584	24,955	1.93%	1,250,628	31,130	2.49%	(6,175)	(7,319)	1,144

Total interest-bearing deposits	2,310,381	40,927	1.77%	2,010,911	39,082	1.94%	1,845	(2,746)	4,590
Borrowings	275,913	8,459	3.07%	476,621	11,909	2.50%	(3,450)	4,076	(7,525)

Total interest-bearing liabilities	2,586,294	49,386	1.91%	2,487,532	50,991	2.05%	(1,605)	1,330	(2,935)
Noninterest-bearing liabilities
Demand deposits	243,144			245,588
Other liabilities	21,720			40,689

Total noninterest-bearing liabilities	264,864			286,277

Total liabilities	2,851,158			2,773,809
Shareholders’ equity	173,194			343,332

Total liabilities and shareholders’ equity	$3,024,352			$3,117,141

Net interest income		$79,917			$104,809

Net interest spread			3.21%			3.52%
Net interest margin			3.16%			3.75%

Note: Interest income from loans included fees of $363 at June 30, 2010 and $2,116 at June 30, 2009. Average nonaccrual loans of $319,673 are excluded from average loans at June 30, 2010. Average nonaccrual loans for June 30, 2009 were not material and are included in average loans above.

Noninterest Income. For the quarter ended June 30, 2010, total noninterest income was $5.3 million, a decrease of $324 thousand or 6% as compared to second quarter 2009. Noninterest income comprised 15% of total revenue for the second quarter of 2010 and 13% for the second quarter of 2009. For the six months ended June 30, 2010, we reported total noninterest income of $10.9 million, a $1.2 million or 10% decrease over the same period in 2009. Service charges on deposit accounts decreased $712 thousand or 17% to $3.4 million for the first six months of 2010 compared to the same period in 2009 due to reduced overdraft activity along with a change in policy reducing the number of overdraft charges a customer can incur on any given day. Mortgage banking revenue, which is primarily the income associated with originating and selling first lien residential real estate loans, was $4.4 million in the six month period ended June 30, 2010 compared to $3.0 million in the prior year period. This increase was driven by the higher levels of loan originations in 2010.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

We generated gains on sales of investment securities of $469 thousand during the first half of 2010 and none for comparative 2009. The deteriorating economy during 2009 and 2010 caused losses on foreclosed real estate. Losses on foreclosed real estate for the first half of 2010 and 2009 were $3.2 million and $339 thousand, respectively, and were included as a reduction to noninterest income. The following tables provide an analysis of noninterest income (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Service charges on deposit accounts	$1,755	$2,073	$3,420	$4,132
Mortgage banking revenue	2,604	1,397	4,359	3,039
Gain on sale of investment securities	390	—	469	—
Gain on sale of premises and equipment	18	(11)	43	(6)
Losses on foreclosed real estate	(2,476)	(337)	(3,214)	(339)
Other-than-temporary impairment of securities	—	(114)	(44)	(132)
Insurance revenue	1,279	1,339	2,599	2,651
Brokerage revenue	79	85	153	131
Income from bank-owned life insurance	424	405	824	805
Visa check card income	590	243	1,019	658
ATM surcharge fee	99	121	185	179
Wire fees	49	36	86	72
Rental income	48	41	84	107
Other	472	377	949	798

Total noninterest income	$5,331	$5,655	$10,932	$12,095

Noninterest Expense. Noninterest expense represents our overhead expenses. Total noninterest expense decreased $27.3 million or 54% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. During the second quarter of 2009, we incurred a non-cash impairment charge associated with the goodwill created from the Shore acquisition of $28.0 million. Salaries and employee benefits expense increased $409 thousand for the second quarter of 2010 from the second quarter of 2009. Occupancy expense decreased $15 thousand for the second quarter of 2010 compared to the second quarter of 2009. Data processing expense decreased $126 thousand for the second quarter of 2010 compared to the second quarter of 2009. FDIC insurance was $1.2 million for the second quarter ended June 30, 2010 as compared with $2.7 million for the same period in 2009; the decrease was due to the special assessment charged during the second quarter of 2009. Equipment expense decreased 36% to $932 thousand for the three months ended June 30, 2010 as compared to the same period in 2009. For the second quarter of 2010, professional fees were $1.2 million compared to $688 thousand for comparative 2009. Professional fees increased primarily due to legal and consultant fees associated with loan collection activities. The following table provides an analysis of total noninterest expense (in thousands) by line item for the three and six months ended June 30, 2010 and 2009.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Salaries and employee benefits	$10,955	$10,546	$20,705	$21,780
Occupancy	2,150	2,266	4,448	4,280
Data processing	1,169	1,295	2,649	2,493
Impairment of goodwill	—	27,976	—	27,976
FDIC insurance	1,169	2,661	2,225	3,301
Equipment	932	1,361	2,023	2,295
Professional fees	1,227	688	2,543	963
Amortization of intangible assets	442	747	937	1,081
Problem loan and repossessed asset costs	1,390	96	2,003	160
Bank franchise tax	439	329	949	773
Telephone and postage	412	477	803	917
Advertising and marketing	238	64	386	207
Directors’ and regional board fees	223	298	360	582
Stationary, printing, and office supplies	148	217	387	359
Other	2,192	1,309	3,617	3,011

Total noninterest expense	$23,086	$50,330	$44,035	$70,178

Total noninterest expense decreased $26.1 million or 37% for the first six months of 2010 compared to the first six months of 2009. During the second quarter of 2009, we incurred a non-cash impairment charge associated with the goodwill created from the Shore acquisition of $28.0 million. Salaries and employee benefits expense decreased $1.1 million for the first six months of 2010 from the first six months of 2009. Salaries and employee benefits expense in the first half of 2010 was positively impacted by the natural attrition in our workforce. Occupancy expense increased $168 thousand for the first six months of 2010 compared to the first six months of 2009 as a result of rental increases on existing leases and one new lease entered into during the first quarter of 2010. Data processing expense increased $156 thousand for the first six months of 2010 compared to the first six months of 2009 due to an increase in outsourced data processing fees charged from the outsource provider. FDIC insurance was $2.2 million for the six months ended June 30, 2010 as compared with $3.3 million for the same period in 2009; the decrease was due to the special assessment charged in 2009. Equipment expense decreased $272 thousand to $2.0 million for the six months ended June 30, 2010 as compared to the same period in 2009. For the first six months of 2010, professional fees were $2.5 million compared to $963 thousand for comparative 2009. Professional fees increased primarily due to legal and consultant fees associated with loan collection activities.

The efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income excluding securities gains was 88% for the first six months of 2010 compared to 110% for the first half of 2009. Excluding the goodwill impairment charge, the efficiency ratio for the six months ended June 30, 2009 was 66%.

Income Tax Provision. Income tax benefit for the second quarter of 2010 was $2.2 million. We recorded a provision for income tax benefit of $2.1 million for the first six months of 2010. Management assesses the realizability of the deferred tax asset on a quarterly basis, considering both positive and negative evidence in determining whether it is more likely than not that some portion or all of the gross deferred tax asset would not be realized. A valuation allowance for the entire net deferred tax asset has been established as of June 30, 2010.

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

The expected effect on net interest income for the twelve months following June 30, 2010 and December 31, 2009 due to an immediate change in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

	June 30, 2010		December 31, 2009
(in thousands)	Change in Net Interest Income		Change in Net Interest Income
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$4,778	6.34%	$(4,861)	(5.07)%
+100 basis points	1,566	2.08%	(2,129)	(2.22)%
-100 basis points	N/A	N/A	N/A	N/A
-200 basis points	N/A	N/A	N/A	N/A

The above analysis suggests that we project an increase in net interest income assuming an immediate increase in interest rates. It should be noted, however, that the simulation analysis is based upon equivalent changes in interest rates for all categories of assets and liabilities. In normal operating conditions, interest rate changes rarely occur in such a uniform manner. Many factors affect the timing and magnitude of interest rate changes on financial instruments. In addition, management may deploy strategies that offset some of the impact of changes in interest rates. Consequently, variations should be expected from the projections resulting from the controlled conditions of the simulation analysis. Management maintains a simulation model where it is assumed that interest rate changes occur gradually, that rate increases for interest-bearing liabilities lag behind the rate increases of interest-earning assets, and that the level of deposit rate increases will be less than the level of rate increases for interest-earning assets. In this model, we project an increase in net interest income due to rising rates, during the twelve months following June 30, 2010.

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

The status of the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) have changed materially from their status as of March 31, 2010. As of March 31, 2010, the Company’s management concluded that its internal controls over financial reporting were not effective as a whole, and that all of the significant deficiencies reported as of December 31, 2009 continued to exist, except for the deficiency related to inadequate controls over the accounting for income taxes. As of June 30, 2010, however, the Company had implemented new procedures that remediated all of the remaining significant deficiencies and the material weakness that previously existed.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial conditions, or results of operations.

ITEM 1A – RISK FACTORS

Except as discussed below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2009 or Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010.

We may be unable to close on our previously announced capital raising transactions or carry out our recapitalization plan.

Regulatory authorities require us to maintain certain levels of capital to support our operations. As of June 30, 2010, the Company is “critically undercapitalized” and BOHR is “significantly undercapitalized.” Accordingly, we have an immediate need to raise capital. We believe that our previously-announced capital infusion of at least $275 million, which is expected to close in the third quarter of this year, will restore BOHR to “well capitalized” status. However, we may be unable to close on our previously-announced capital raising transactions, which are vital to our recapitalization plan. We may be unable to close these transactions in a timely manner, or at all, because of the failure to obtain required regulatory approvals, shareholder approvals or satisfy other closing requirements, which would adversely affect our financial position, results of operations and ability to restore our capital ratios.

BOHR may become subject to additional regulatory restrictions or be placed in receivership in the event that its regulatory capital levels continue to decline.

As of June 30, 2010, BOHR was “significantly undercapitalized” under the prompt corrective action provision of the Federal Deposit Insurance Act (the “FDI Act”) and related regulations. However, if we are unable to raise capital, BOHR is at risk of becoming “critically undercapitalized” in the near future. Under the FDI Act, depository institutions that are “critically undercapitalized” must be placed into conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the institution’s primary federal regulator (in our case, the Federal Reserve) determines and documents that “other action” would better achieve the purposes of FDI Act. If an institution remains critically undercapitalized on average during the calendar quarter beginning 270 days after it became critically undercapitalized, the FDI Act requires the appointment of a receiver unless the Federal Reserve and the FDIC can certify that the institution is viable and not expected to fail and also affirmatively can determine that the institution has positive net worth, is in compliance with an approved capital restoration plan, is profitable or shows a sustainable upward trend in earnings and is reducing its ratio of nonperforming loans to total loans. We believe that our previously-announced capital infusion, will prevent BOHR from being placed into conservatorship or receivership. However, if this transaction does not close, it is possible that BOHR we will be placed into conservatorship or receivership. If BOHR is placed into conservatorship or receivership, the Company would suffer a complete loss of the value of its ownership interest in BOHR. Further, if one of our subsidiary banks fails and is placed into receivership, it is highly likely the FDIC will exercise its “cross guarantee” rights and close the other subsidiary banks in order to reduce any loss or cost to the FDIC. Such a course of events could cause the Company to file for bankruptcy or become subject to an involuntary bankruptcy filing and could result in a loss of all of the value of the Company’s outstanding securities.

We have entered into a written agreement with the FRB and the Bureau of Financial Institutions, which requires us to dedicate a significant amount of resources to complying with the agreement and may have a material adverse effect on our operations and the value of our securities.

We have entered into a written agreement with the FRB and the Bureau of Financial Institutions. The Agreement could, among other things, inhibit our ability to grow our assets and further inhibit our ability pay dividends.

In addition, the written agreement requires us to implement plans to improve our credit risk management, operating and financial management and capital plans. While subject to the written agreement, we expect that our management and board of directors will be required to focus considerable time and attention on taking corrective actions to comply with its terms. There can be no assurance that we will be able to successfully address the regulators’ concerns in the written agreement or that we will be able to comply with the terms of the written agreement. If we do not comply with the written agreement, we could be subject to the assessment of civil money penalties, further regulatory sanctions, or other regulatory enforcement actions.

For more information regarding our written agreement with the FRB and the Bureau of Financial Institutions, see “Note B – Regulatory Matters and Going Concern Considerations—Written Agreement.”

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

The Company has restated its financial statements, which may have a future adverse effect.

The Company may continue to suffer adverse effects from the restatement of its previously issued financial statements that were included in its annual report on Form 10-K for the year ended December 31, 2009, as amended, and its quarterly report on Form 10-Q for the quarter ended March 31, 2010.

As a result of this matter, the Company may become subject to civil litigation or regulatory actions. Any of these matters may contribute to further ratings downgrades, negative publicity and difficulties in attracting and retaining customers, employees and management personnel.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of the Company’s common stock in the open market and through privately negotiated transactions. The Company did not repurchase any shares of common stock other than through this publicly announced plan. There were no share repurchase transactions conducted during the second quarter of 2010.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – REMOVED AND RESERVED

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Hampton Roads Bankshares, Inc., attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated December 16, 2009, incorporated herein by reference.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, incorporated by reference from the Registrant’s Form 8-K, filed September 24, 2009.

4.1	Specimen of Common Stock Certificate, incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005.

10.1	Amended and Restated Investment Agreement, dated June 30, 2010, incorporated by reference from the Registrant’s Form 8-K, filed July 7, 2010

10.2	CapGen Investment Agreement, dated June 30, 2010, incorporated by reference from the Registrant’s Form 8-K, filed July 7, 2010

10.3	Form of Amended and Restated Securities Purchase Agreement, incorporated by reference from the Registrant’s Form 8-K, filed July 7, 2010

10.4	Securities Purchase Agreement, dated June 30, 2010, incorporated by reference from the Registrant’s Form 8-K, filed July 7, 2010

10.5	Carlyle Investor Letter, dated June 30, 2010, incorporated by reference from the Registrant’s Form 8-K, filed July 7, 2010

10.6	Anchorage Investor Letter, dated June 30, 2010, incorporated by reference from the Registrant’s Form 8-K, filed July 7, 2010

10.7	CapGen Investor Letter, dated June 30, 2010, incorporated by reference from the Registrant’s Form 8-K, filed July 7, 2010

10.8	Consent Letter with affiliate of Davidson Kempner, dated June 30, 2010, incorporated by reference from the Registrant’s Form 8-K, filed July 7, 2010

10.9	Consent Letter with affiliates of Fir Tree, dated June 30, 2010, incorporated by reference from the Registrant’s Form 8-K, filed July 7, 2010

10.10

Material Definitive Agreement between Hampton Roads Bankshares, Inc. and Bank of Hampton Roads and Federal Reserve Bank of Richmond and Virginia Bureau of Financial Institutions, filed June 17, 2010 and incorporated by reference.

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

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: August 16, 2010	/s/ Lorelle Fritsch
Lorelle Fritsch
Chief Financial Officer
(On behalf of the Registrant and as Principal Financial Officer)