Form 10-Q
period 2010-09-30
HAMPTON ROADS BANKSHARES INC
filed 2010-11-09
CIK 1143155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☑ No ☐
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares outstanding of the issuer’s Common Stock as of November 1, 2010 was 684,680,352 shares, par value $0.01.

Page
PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

Consolidated Balance Sheets	3

September 30, 2010
December 31, 2009

Consolidated Statements of Operations	4

Three months ended September 30, 2010 and 2009
Nine months ended September 30, 2010 and 2009

Consolidated Statement of Changes in Shareholders’ Equity	5

Nine months ended September 30, 2010

Consolidated Statements of Cash Flows	6

Nine months ended September 30, 2010 and 2009

Notes to Consolidated Financial Statements	8

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45

ITEM 4 — CONTROLS AND PROCEDURES	46

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS	47

ITEM 1A — RISK FACTORS	47

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	59

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES	59

ITEM 4 — REMOVED AND RESERVED	59

ITEM 5 — OTHER INFORMATION	59

ITEM 6 — EXHIBITS	60

SIGNATURES	62
EX-4.1
EX-4.2
EX-4.3
EX-4.4
EX-4.5
EX-4.6
EX-31.1
EX-31.2
EX-32.1

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	As Restated
(in thousands, except share and per share data)	September 30, 2010	December 31, 2009
Assets:
Cash and due from banks	$19,198	$16,995
Interest-bearing deposits in other banks	1,268	43,821
Overnight funds sold and due from Federal Reserve Bank	640,527	139,228
Investment securities available for sale, at fair value	168,781	161,062
Restricted equity securities, at cost	21,378	29,779

Loans held for sale	34,726	12,615

Loans	2,101,085	2,426,692
Allowance for loan losses	(163,253)	(132,697)

Net loans	1,937,832	2,293,995

Premises and equipment, net	94,526	97,512
Interest receivable	6,530	8,788
Foreclosed real estate and repossessed assets, net of valuation allowance	38,584	8,867
Deferred tax asset, net	—	397
Intangible assets, net	11,353	12,839
Bank-owned life insurance	49,619	48,355
Other assets	43,250	45,323

Total assets	$3,067,572	$2,919,576

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest-bearing demand	$252,085	$248,682
Interest-bearing:
Demand	771,376	916,865
Savings	73,110	82,860
Time deposits:
Less than $100	778,153	889,788
$100 or more	718,386	356,845

Total deposits	2,593,110	2,495,040
Federal Home Loan Bank borrowings	219,169	228,215
Other borrowings	49,703	49,254
Interest payable	3,731	3,573
Other liabilities	33,316	18,481

Total liabilities	2,899,029	2,794,563

Commitments and contingencies

Shareholders’ equity:
Preferred stock - 1,000,000 shares authorized:
Series A non-convertible, non-cumulative perpetual preferred stock, $1,000 liquidation value, 0 and 23,266 shares issued and outstanding on September 30, 2010 and December 31, 2009	—	19,919
Series B non-convertible, non-cumulative perpetual preferred stock, $1,000 liquidation value, 0 and 37,550 shares issued and outstanding on September 30, 2010 and December 31, 2009	—	39,729
Series C fixed rate, cumulative preferred stock, $1,000 liquidation value, 0 and 80,347 shares issued and outstanding on September 30, 2010 and December 31, 2009	—	75,322
Common stock, $0.01 par value on September 30, 2010 and $0.625 par value on December 31, 2009, 1,000,000,000 shares authorized on September 30, 2010 and 100,000,000 on December 31, 2009; 684,680,352 shares issued and outstanding on September 30, 2010 and 22,154,320 on December 31, 2009	6,847	13,846
Capital surplus	410,866	165,391
Retained deficit	(252,994)	(188,448)
Accumulated other comprehensive income (loss), net of tax	3,400	(746)

Total Hampton Roads Bankshares, Inc. shareholders’ equity	168,119	125,013
Noncontrolling interest	424	—

Total shareholders’ equity	168,543	125,013

Total liabilities and shareholders’ equity	$3,067,572	$2,919,576

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Three Months Ended		Nine Months Ended
(unaudited)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Interest Income:
Loans, including fees	$27,706	$35,908	$88,128	$109,793
Investment securities	1,564	1,453	4,986	4,794
Overnight funds sold and due from Federal Reserve Bank	225	17	501	39
Interest-bearing deposits in other banks	1	10	1	21

Total interest income	29,496	37,388	93,616	114,647

Interest Expense:
Deposits:
Demand	2,373	1,474	10,039	4,696
Savings	118	229	372	951
Time deposits:
Less than $100	3,547	3,197	11,190	11,914
$100 or more	3,323	3,560	8,055	10,280

Interest on deposits	9,361	8,460	29,656	27,841
Federal Home Loan Bank borrowings	1,414	1,622	4,133	5,003
Other borrowings	778	789	2,254	2,974
Overnight funds purchased	—	40	—	379

Total interest expense	11,553	10,911	36,043	36,197

Net interest income	17,943	26,477	57,573	78,450
Provision for loan losses	83,684	33,662	183,935	68,557

Net interest income (expense) after provision for loan losses	(65,741)	(7,185)	(126,362)	9,893

Noninterest Income:
Service charges on deposit accounts	1,609	2,054	5,029	6,186
Mortgage banking revenue	4,262	678	8,621	3,717
Gain (loss) on sale of investment securities available for sale	(1)	2,695	468	2,695
Gain on sale of premises and equipment	117	—	160	—
Losses on foreclosed real estate and repossessed assets	(2,914)	(572)	(6,128)	(880)
Other-than-temporary impairment of securities (includes total other-than-temporary impairment losses of $67 and $490, net of $0 and $147 recognized in other comprehensive income for the nine months ended September 30, 2010 and 2009, respectively, before taxes)	(23)	(211)	(67)	(343)
Insurance revenue	1,054	1,243	3,653	3,894
Brokerage revenue	61	108	214	239
Income from bank-owned life insurance	440	412	1,264	1,217
Other	1,350	825	3,673	2,602

Total noninterest income	5,955	7,232	16,887	19,327

Noninterest Expense:
Salaries and employee benefits	12,591	10,366	33,296	32,146
Occupancy	2,317	2,232	6,765	6,316
Data processing	1,185	1,472	3,834	3,965
Impairment of goodwill	—	—	—	27,976
FDIC insurance	946	1,328	3,171	4,629
Equipment	1,035	1,215	3,058	3,706
Other	6,705	5,093	18,690	13,146

Total noninterest expense	24,779	21,706	68,814	91,884

Loss before income tax benefit	(84,565)	(21,659)	(178,289)	(62,664)
Income tax benefit	(85)	(8,282)	(2,219)	(13,425)

Net loss	(84,480)	(13,377)	(176,070)	(49,239)

Net income attributable to noncontrolling interest	413	—	583	—

Net loss attributable to Hampton Roads Bankshares, Inc.	(84,893)	(13,377)	(176,653)	(49,239)
Preferred stock dividend, accretion of discount and conversion of preferred stock to common stock	(114,912)	1,360	(112,114)	7,319

Net income (loss) available to common shareholders	$30,019	$(14,737)	$(64,539)	$(56,558)

Per Common Share:
Cash dividends declared	$—	$—	$—	$0.22

Basic earnings (loss)	$1.02	$(0.68)	$(2.63)	$(2.60)

Diluted earnings (loss)	$1.02	$(0.68)	$(2.63)	$(2.60)

Basic weighted average shares outstanding	29,350,815	21,830,851	24,546,337	21,774,620
Effect of warrants	192,233	—	—	—

Diluted weighted average shares outstanding	29,543,048	21,830,851	24,546,337	21,774,620

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

								Accumulated
								Other	Total
(in thousands, except share data)	Preferred Stock		Common Stock			Retained	Noncontrolling	Comprehensive	Stockholders’
(unaudited)	Shares	Amount	Shares	Amount	Capital Surplus	Deficit	Interest	Gain (Loss)	Equity
Balance at December 31, 2009 (as restated)	141,163	$134,970	22,154,320	$13,846	$165,391	$(188,448)	$—	$(746)	$125,013

Comprehensive loss:
Net income (loss)	—	—	—	—	—	(176,653)	583	—	(176,070)
Change in unrealized gain on securities available for sale, net of taxes of $2,389	—	—	—	—	—	—	—	4,450	4,450
Reclassification adjustment for securities gains included in net income, net of taxes of $(164)	—	—	—	—	—	—	—	(304)	(304)

Total comprehensive loss									(172,507)
Amortization of fair market value adjustment	—	302	—	—	—	(302)	—	—	—
Preferred stock dividend declared and amortization of preferred stock discount	—	827	—	—	—	679	—	—	1,506
Stock offering, net of issuance costs of $25,000	—	—	587,500,050	5,875	204,125	—	—	—	210,000
Conversion of preferred stock to common stock	(141,163)	(136,099)	75,031,550	750	23,612	111,737	—	—	—
Change par value from $0.625 to $0.01	—	—	—	(13,621)	13,621	—	—	—	—
Stock-based compensation	—	—	—	—	120	—	—	—	120
Forfeiture of non-vested stock	—	—	(5,568)	(3)	(3)	—	—	—	(6)
Change in stock financed	—	—	—	—	4,000	—	—	—	4,000
Distributed noncontrolling interest	—	—	—	—	—	(7)	(159)	—	(166)

Balance at September 30, 2010	—	$—	684,680,352	$6,847	$410,866	$(252,994)	$424	$3,400	$168,543

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Nine Months Ended
(unaudited)	September 30, 2010	September 30, 2009
Operating Activities:
Net loss	$(176,070)	$(49,239)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,856	4,237
Amortization of intangible assets and fair value adjustments	(507)	(4,402)
Provision for loan losses	183,935	68,557
Proceeds from mortgage loans held for sale	279,156	231,494
Originations of mortgage loans held for sale	(301,267)	(237,393)
Stock-based compensation expense	120	376
Net amortization of premiums and accretion of discounts on investment securities	980	(237)
Gain on sale of premises and equipment	(160)	(7)
Losses on foreclosed real estate and repossessed assets	6,128	989
Gain on sale of investment securities available for sale	(468)	(2,695)
Earnings on bank-owned life insurance	(1,264)	(1,217)
Other-than-temporary impairment of securities	67	343
Changes in deferred taxes	(1,828)	6,534
Impairment of goodwill	—	27,976
Changes in:
Interest receivable	2,258	1,200
Other assets	2,073	(30,940)
Interest payable	158	(1,570)
Other liabilities	14,835	(3,842)

Net cash provided by operating activities	12,002	10,164

Investing Activities:
Proceeds from maturities and calls of debt securities available for sale	18,070	36,175
Proceeds from sale of debt securities available for sale	—	23,133
Proceeds from sale of investment securities available for sale	2,605	—
Purchase of debt securities available for sale	(22,612)	(7,515)
Purchase of (proceeds from) restricted equity securities	(43)	(11,782)
Proceeds from sales of restricted equity securities	8,444	9,824
Proceeds from the sale of loans	—	697
Net decrease in loans	133,586	64,439
Purchase of premises and equipment	(1,220)	(2,837)
Proceeds from sale of premises and equipment	599	178
Proceeds from sale of repossessed assets	5,883	3,862

Net cash provided by investing activities	145,312	116,174

Financing Activities:
Net increase in deposits	98,851	30,103
Proceeds from Federal Home Loan Bank borrowings	—	49,450
Repayments of Federal Home Loan Bank borrowings	(6,550)	(71,500)
Distributed noncontrolling interest	(166)	—
Net increase (decrease) in overnight funds borrowed	—	(61,300)
Net decrease in other borrowings	—	(28,000)
Common stock repurchased	—	(545)
Forfeiture of non-vested stock	(6)	—
Proceeds from issuance of common stock, net	210,000	—
Proceeds from exercise of stock options	—	613
Excess tax benefit realized from stock options exercised	—	143
Preferred stock dividends paid and amortization of preferred stock discount	1,506	(7,319)
Common stock dividends paid, net of reinvestment	—	(4,261)

Net cash provided by (used in) financing activities	303,635	(92,616)

Increase in cash and cash equivalents	460,949	33,722
Cash and cash equivalents at beginning of period	200,044	48,312

Cash and cash equivalents at end of period	$660,993	$82,034

HAMPTON ROADS BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2010	September 30, 2009
Supplemental cash flow information:
Cash paid for interest	$35,885	$37,767
Cash paid for income taxes	507	13,714

Supplemental non-cash information:
Dividends reinvested	$—	$531
Change in unrealized gain (loss) on securities	6,371	(1,070)
Transfer between loans and other real estate owned	41,728	7,767
Unpaid stock issuance costs included in other liabilities	20,165	—
See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Hampton Roads Bankshares, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes, as restated, thereto included in the Company’s restated annual report on Form 10-K for the year ended December 31, 2009, as amended (the “2009 Form 10-K/A”) filed August 13, 2010.
Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-16. The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The new guidance was effective January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued new guidance relating to variable interest entities. The new guidance, which was issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was adopted into Codification in December 2009. The objective of the guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 was effective as of January 1, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends Subtopic 470-20 to expand accounting and reporting guidance for own-share lending arrangements issued in contemplation of convertible debt issuance. ASU 2009-15 was effective for fiscal years beginning on or after December 15, 2009 and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics — Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing Securities Exchange Commission (“SEC”) guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements — subsequent events, use of residual method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligations. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 was effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In February 2010, the FASB issued ASU 2010-08, Technical Corrections to Various Topics. ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 was effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective immediately. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. ASU 2010-18 states that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of ASC 310-30 that are not accounted for within pools. Loans accounted for individually under ASC 310-30 continue to be subject to the troubled debt restructuring accounting provisions within ASC 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments were effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.
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
In September 2010, the FASB issued ASU 2010-25, Plan Accounting—Defined Contribution Pension Plans. ASU 2010-25 states that participant loans be classified as notes receivable from participants, which are segregated from plan investments and measured at their unpaid principal balance plus an accrued but unpaid interest. The amendments should be applied retrospectively to all prior periods presented, effective for fiscal years ending after December 15, 2010. Early adoption is permitted. The Company does not expect that the adoption of this pronouncement will have a material impact on the Company’s consolidated financial statements.
NOTE B — RECAPITALIZATION PLAN
The Company’s pursuit of strategic alternatives to raise capital and strengthen its consolidated balance sheet have resulted in shareholders approving an increase in authorized shares of common stock to 1,000,000,000, effective September 28, 2010. On that date, the par value of the Company’s common stock (the “Common Stock”) was also changed from $0.625 to $0.01 per share.

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On September 30, 2010, institutional investors (the “Investors”) purchased $235.0 million worth of common shares, or 587,500,000 shares, at $0.40 per share under the Company’s expected $255.0 million private placement (the “Private Placement”) in the respective amounts listed below.

Number of
Registered Name	Shares Issued
Carlyle Financial Services Harbor, L.P.	164,956,965
ACMO-HR, L.L.C.	153,020,190
CapGen Capital Group VI, L.P.	114,223,775
M.H. Davidson & Co.	1,561,302
Davidson Kempner Partners	10,869,716
Davidson Kempner Institutional Partners, L.P.	21,988,770
David Kempner International, Ltd.	25,336,954
Davidson Kempner Distressed Opportunities International, Ltd	5,797,326
Davidson Kempner Distressed Opportunities Funds L.P.	2,720,467
Fire Tree Value Master Fund, L.P.	45,193,824
Fir Tree REOF II Master Fund, LLC	23,080,711
C12 Protium Value Opportunities Ltd.	18,750,000

Total Number of Shares	587,500,000

The shares were offered and sold in compliance with the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D, as promulgated by the SEC. Furthermore, CapGen Capital Group VI, LP (“CapGen”) has received approval from the Board of Governors of the Federal Reserve System to become a bank holding company for the Company and its bank subsidiaries. As a result, CapGen is permitted to exercise future control over the Company.
On September 30, 2010, the Company exchanged 80,347 shares of its outstanding Fixed-Rate Cumulative Perpetual Series C preferred stock (“Series C Preferred”) held by the United States Department of the Treasury (the “Treasury”) for newly-created convertible shares of Series C-1 preferred stock (“Series C-1 Preferred”) and converted such shares of Series C-1 Preferred into 52,225,550 shares of Common Stock. Also on that date, the terms of the outstanding Treasury warrant (the “Warrant”) were amended to provide for the purchase of up to 1,325,858 shares of Common Stock at an exercise price of $0.40 per share for a ten-year term following the issuance of the amended warrant to Treasury (the “Amended TARP Warrant”). These transactions were conducted in compliance with the exemption from registration pursuant to Section 4(2) of the Securities Act.
As reported in the Company’s Amendment No. 2 to its Schedule TO, filed on October 1, 2010, on September 29, 2010, the Company exchanged 21,906,000 newly-issued shares of Common Stock described therein for previously outstanding shares of Series A and B preferred stock tendered by preferred shareholders in exchange offers (the “Exchange Offers”) with holders of such preferred stock. The Exchange Offers were exempted from registration under Section 3(a)(9) of the Securities Act.
On September 30, 2010, the Company sent irrevocable conversion notices to the holders of all remaining outstanding shares of Series A and Series B preferred stock. Upon such conversion, each share remaining of Series A and Series B preferred stock was automatically cancelled and converted into the right to receive 375 common shares upon delivery of the Series A and Series B preferred stock certificates to the Company, for an aggregate issuance of 900,000 common shares. Such conversion is also exempt from registration under Section 3(a)(9) of the Securities Act.
During the fourth quarter of 2010, the Company will commence a rights offering providing holders of Common Stock as of 5:00 p.m. Eastern Time on September 29, 2010, with a non-transferable right to purchase newly issued shares of Common Stock at $0.40 per share, the same price paid by Investors and Treasury (the “Rights Offering”).

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The holders of Common Stock who will receive the related purchase rights (“Rights”) are shareholders who held common shares immediately before the initial closing of the aforementioned Private Placement, including holders of Series A Preferred and Series B Preferred who tendered their Series A Preferred and Series B Preferred in the Exchange Offers. In the aggregate, the Rights Offering is expected to provide for the purchase of $40 million worth of Common Stock. Neither the Treasury nor the Investors will be issued any Rights in the Rights Offering; however, in the event the Rights Offering is not fully subscribed, the Investors have agreed to purchase those shares of Common Stock not purchased in the Rights Offering provided that certain conditions are met.
On September 30, 2010, the Company issued a warrant to purchase 7,846,859 shares of Common Stock to Carlyle Investment Management LLC, which also received a $3.0 million cash fee, warrants to purchase 23,540,576 shares of Common Stock to ACMO-HR LLC, warrants to purchase 11,770,288 shares of Common Stock to CapGen Capital Group VI LP, and warrants to purchase 1,325,858 shares of Common Stock to the Treasury. The warrants have a strike price of $0.40 per share and ten year lives. Both standard warrants and contingent warrants were issued in the transaction. Standard warrants are immediately exercisable. Contingent warrants may only be exercised upon or after the earlier of; (1) the written stay of the written Agreement and (2) the occurrence of a “Sale Event” as defined in the applicable warrant agreement. These transactions were conducted in compliance with the exemption from registration contained in Section 4(2) of the Securities Act and Rule 506.
The remaining $20 million of the Private Placement is expected to close by the fourth quarter of 2010, contemporaneously with the closing of the Rights Offering.
Because of the capitalization transactions, certain of the Company’s deferred tax assets may be limited in the future. However, since the Company currently provides an allowance against all of the net deferred tax assets, any such limitation would not have an impact on the Company’s financial position at September 30, 2010.
NOTE C — REGULATORY MATTERS AND GOING CONCERN CONSIDERATIONS
Effective June 17, 2010, the Company and its banking subsidiary, Bank of Hampton Roads (“BOHR”), entered into a written agreement (herein called the “Written Agreement”) with the Federal Reserve Bank of Richmond (the “FRB”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (“Bureau of Financial Institutions”). The Company’s other banking subsidiary, Shore Bank (“Shore”), is not a party to the Written Agreement.
Written Agreement
Under the terms of the Written Agreement, BOHR agreed to develop and submit for approval plans to (a) strengthen board oversight of management and BOHR’s operations, (b) strengthen credit risk management policies, (c) improve BOHR’s position with respect to loans, relationships, or other assets in excess of $2.5 million which are now, or may in the future become, past due more than 90 days, are on BOHR’s problem loan list, or adversely classified in any report of examination of BOHR, (d) review and revise, as appropriate, current policy and maintain sound processes for determining, documenting, and recording an adequate allowance for loan and lease losses, (e) improve management of BOHR’s liquidity position and funds management policies, (f) provide contingency planning that accounts for adverse scenarios and identifies and quantifies available sources of liquidity for each scenario, (g) reduce the Bank’s reliance on brokered deposits, and (h) improve BOHR’s earnings and overall condition.
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
Under the terms of the Written Agreement, both the Company and BOHR agreed to submit for approval capital plans to maintain sufficient capital at the Company, on a consolidated basis, and to refrain from declaring or paying dividends absent prior regulatory approval.
To date, the Company and BOHR have met all of the deadlines for taking actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement. The Audit Committee has been appointed to oversee the Company’s compliance with the terms of the agreement and has met each month to review compliance. Written plans have been submitted for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations. The Company has also submitted its written policies and procedures for maintaining an adequate allowance for loan and lease losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $2.5 million. Additionally, the Company instituted the required review process for all classified loans. Previously, the Company charged off the assets identified as loss from the previous examination. Moreover, the Company has raised $235.0 million in the initial closing of the Private Placement. The Company and BOHR were “well-capitalized” as of September 30, 2010. As a result, management believes the Company and BOHR are in full compliance with the terms of the Written Agreement.
Going Concern Considerations
The consolidated financial statements of Hampton Roads Bankshares, Inc. as of and for the year ended December 31, 2009, as restated, and its Form 10-Q as of and for the three and nine month periods ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company reported net income available to common shareholders of $30.0 million and a net loss available to common shareholders of $64.5 million for the three and nine months, respectively, ended September 30, 2010. Prior to accretion of discount, preferred stock dividends, and the conversion of preferred stock into Common Stock, we experienced a net loss of $84.9 million for the quarter ended September 30, 2010 and $176.7 million year to date. Due to the Company’s financial results, the substantial uncertainty throughout the U.S. banking industry, and the Written Agreement the Company and BOHR have entered into and described above, doubts existed regarding the Company’s ability to continue as a going concern through the second quarter of 2010. However, management believes this concern has been mitigated by the initial closing of the Private Placement that occurred on September 30, 2010. With the receipt of $235.0 million of new capital, the Company and BOHR returned to “well-capitalized” status.
NOTE D — STOCK-BASED COMPENSATION
Compensation cost relating to stock-based transactions is accounted for in the financial statements based on the fair value of the share-based award on the date of grant. The Company calculates the fair value of it stock options at the date of grant using a lattice option pricing model. Stock options granted with pro-rata vesting schedules are expensed over the vesting period on a straight-line basis.
Stock-based compensation expense recognized in the consolidated statements of operations and the options exercised, including the total intrinsic value and cash received, for the nine months ended September 30, 2010 and 2009 were as follows.

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,
	2010	2009
Expense recognized:
Related to stock options	$88,506	$135,918
Related to share awards	31,587	240,100
Related tax benefit	28,791	73,117

Number of options exercised:
New shares	—	86,243
Previously acquired shares	—	—

Total intrinsic value of options exercised	$—	$31,533
Cash received from options exercised	—	613,209
The Company has granted stock options to its directors and employees under stock compensation plans that have been approved by the Company’s shareholders. All outstanding options have terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over periods that range from one to ten years. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2010 is as follows.

		Weighted	Average
	Options	Average	Intrinsic
	Outstanding	Exercise Price	Value
Balance at December 31, 2009	1,420,213	$12.60	$—
Granted	—	—	—
Exercised	—	—	—
Expired	(115,514)	13.04	—
Forfeited	—	—	—

Balance at September 30, 2010	1,304,699	$12.56	$—

Options exercisable at September 30, 2010	1,215,909	$12.36	$—

Information pertaining to options outstanding and options exercisable as of September 30, 2010 is as follows.

	Options Outstanding			Options Exercisable
		Weighted
Ranges of		Average Remaining
Exercise	Number of Options	Contractual	Weighted Average	Number of Options	Weighted Average
Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price
$3.09 - $5.05	61,751	1.72	$4.13	61,751	$4.13
$6.53 - $8.77	297,086	1.71	8.02	297,086	8.02
$9.11 - $10.65	379,990	3.11	9.77	378,200	9.77
$12.00 - $12.49	184,128	6.32	12.03	126,195	12.03
$19.43 - $22.07	343,051	4.45	20.02	313,984	19.86
$23.67 - $24.67	38,693	4.74	24.46	38,693	24.46

$3.09 - $24.67	1,304,699	3.58	$12.56	1,215,909	$12.36

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company may issue new shares to satisfy stock option grants. As of September 30, 2010, there were 766,127 shares available under the existing stock incentive plans. Shares may be repurchased in the open market or, under certain circumstances, through privately negotiated transactions. As of September 30, 2010, there was $242 thousand of unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 3.1 years.
The Company has granted non-vested shares of Common Stock to certain directors and employees as part of incentive programs and to those directors who elected to use deferred directors’ fees to purchase non-vested shares of Common Stock. Non-vested shares of Common Stock awarded to employees and directors as part of incentive programs have vesting schedules that range from one to nine years and are expensed over the same schedules. Non-vested shares of Common Stock issued to directors as a method of deferring their directors’ fees are expensed at the time the fees are earned by the director. A summary of the Company’s non-vested share activity and related information for the nine months ended September 30, 2010 is as follows:

		Per Share
		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Balance at December 31, 2009	21,917	$10.12
Granted	—	—
Vested	(2,000)	8.54
Forfeited	(4,592)	8.60

Balance at September 30, 2010	15,325	$10.79

As of September 30, 2010, there was $107 thousand of total unrecognized compensation cost related to non-vested shares of Common Stock. That cost is expected to be recognized over a weighted-average period of 3.0 years.
NOTE E — INVESTMENT SECURITIES
The amortized cost and estimated fair values of investment securities (in thousands) available for sale at September 30, 2010 and December 31, 2009 were as follows.

	September 30, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
Description of Securities	Cost	Gains	Losses	Fair Value
Agency securities	$14,026	$517	$—	$14,543
Mortgage-backed securities	147,435	4,758	34	152,159
Equity securities	2,091	49	61	2,079

Total securities available for sale	$163,552	$5,324	$95	$168,781

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2009
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
Description of Securities	Cost	Gains	Losses	Fair Value
Agency securities	$11,376	$173	$105	$11,444
Mortgage-backed securities	146,583	482	1,339	145,726
State and municipal securities	1,279	27	—	1,306
Equity securities	2,966	3	383	2,586

Total securities available for sale	$162,204	$685	$1,827	$161,062

The amortized cost and estimated fair value of investment securities available for sale (in thousands) that are not determined to be other-than-temporarily impaired by contractual maturity at September 30, 2010 and December 31, 2009 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities do not have contractual maturities.

	September 30, 2010
	Amortized Cost	Estimated Fair Value
Due after one year but less than five years	94,766	97,831
Due after five years but less than ten years	66,680	68,854
Due after ten years	15	17
Equity securities	2,091	2,079

Total available-for-sale securities	$163,552	$168,781

	December 31, 2009
	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,005	$1,025
Due after one year but less than five years	1,012	1,089
Due after five years but less than ten years	9,569	9,557
Due after ten years	147,652	146,805
Equity securities	2,966	2,586

Total available-for-sale securities	$162,204	$161,062

Information pertaining to securities with gross unrealized losses (in thousands) at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position is as follows.

	September 30, 2010
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Mortgage-backed securities	$4,383	$34	$—	$—	$4,383	$34
Equity securities	—	—	129	61	129	61

	$4,383	$34	$129	$61	$4,512	$95

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Agency securities	$4,711	$105	$—	$—	$4,711	$105
Mortgage-backed securities	69,078	1,339	—	—	69,078	1,339
Equity securities	32	13	1,097	370	1,129	383

	$73,821	$1,457	$1,097	$370	$74,918	$1,827

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available for sale are generally evaluated for OTTI in accordance with ASC 320, Investment — Debt and Equity Securities.
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
The unrealized loss positions on debt securities at September 30, 2010 were considered to be directly related to interest rate movements as there is minimal credit risk exposure in these investments. At September 30, 2010 three mortgage-backed securities were in an unrealized loss position. Management does not believe that these debt securities were other-than-temporarily impaired at September 30, 2010.
For equity securities, our impairment analysis considered all available evidence including the length of time and the extent to which the market value of each security was less than cost, the financial condition of the issuer of each equity security (based upon financial statements of the issuers), and the near term prospects of each issuer, as well as our intent and ability to retain these investments for a sufficient period of time to allow for any anticipated recovery in their respective market values. During the first nine months of 2010 and 2009, equity securities with an amortized cost basis of $91 thousand and $1.1 million, respectively, were determined to be other-than-temporarily impaired. Impairment losses of $67 thousand and $343 thousand were recognized through noninterest income during the first nine months of 2010 and 2009, respectively. An additional $147 thousand was included in accumulated other comprehensive loss in the equity section of the balance sheet as of September 30, 2009. Management has evaluated the unrealized losses associated with the remaining equity securities as of September 30, 2010 and, in management’s opinion, the unrealized losses are temporary, and it is our intention to hold these securities until their value recovers. A rollforward of the cumulative other-than-temporary impairment losses (in thousands) recognized in earnings for all securities is as follows.

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009	$3,030
Less: Realized gains for securities sales	(2,352)
Add: Loss where impairment was not previously recognized	52
Add: Loss where impairment was previously recognized	15

September 30, 2010	$745

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $18.3 million at September 30, 2010. FHLB stock is generally viewed as a long-term investment and as a restricted investment security and is carried at cost as there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The FHLB has reinstated dividends and the repurchase of its stock thereby improving the value. The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2010, and no impairment has been recognized.
NOTE F — ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER
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
The Company acquired loans pursuant to the acquisition of Gateway Financial Holdings Inc. (“GFH”) in December 2008. The Company reviewed the loan portfolio at acquisition to determine whether there was evidence of deterioration of credit quality since origination and if it was probable that it would be unable to collect all amounts due according to the loan’s contractual terms. When both conditions existed, the Company accounted for each loan individually, considered expected prepayments, and estimated the amount and timing of discounted expected principal, interest, and other cash flows (expected at acquisition) for each loan. The Company determined the excess of the loan’s scheduled contractual principal and contractual interest payments over all cash flows expected at acquisition as an amount that should not be accreted into interest income (non-accretable difference). The remaining amount, representing the excess of the loan’s cash flows expected to be collected over the amount paid, is accreted into interest income over the remaining life of the loan (accretable yield).
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
Loans that were acquired in the GFH acquisition for which there was evidence of deterioration of credit quality at acquisition date and for which it was probable that all contractually required payments would not be made as scheduled had an outstanding balance of $39.1 million and a carrying amount of $35.4 million at September 30, 2010. The carrying amount of these loans is included in the balance sheet amount of loans receivable at September 30, 2010. Of these loans, $14.7 million have experienced further deterioration since the acquisition date and are included in the impaired loan amounts disclosed in Note G. The following table depicts the accretable yield (in thousands) at the beginning and end of the period.

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accretable
Yield
Balance, December 31, 2009	$1,042
Accretion	(399)
Disposals	(438)
Additions	130

Balance, September 30, 2010	$335

NOTE G — LOANS
The Company grants commercial, construction, real estate, and consumer loans to customers throughout its lending areas. The major classifications of loans (in thousands) are summarized as follows.

	September 30, 2010	December 31, 2009
Commercial	$317,554	$361,256
Construction	560,173	757,702
Real estate-commercial mortgage	677,829	740,570
Real estate-residential mortgage	511,201	524,853
Installment loans (to individuals)	34,718	42,858
Deferred loan fees and related costs	(390)	(547)

Total loans	$2,101,085	$2,426,692

Loans are made to the Company’s executive officers and directors and their associates during the ordinary course of business. In management’s opinion, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with other persons and do not involve more than normal risk of collectability or present other unfavorable features. At September 30, 2010 and December 31, 2009, loans to executive officers, directors, and their associates were $71.2 million and $90.9 million, respectively. Of these loans at September 30, 2010, $3.5 million were made for the purpose of purchasing Company stock and have been eliminated from both the loan and equity balances in the consolidated balance sheets.
As of September 30, 2010, we are aware of and previously disclosed to our regulators that an outstanding loan from BOHR, which was eliminated in consolidation, to the Company with an aggregate balance of $21.5 million is inadequately secured in violation of Regulation W promulgated by the FRB. The Company has been in discussions with banking regulators about curing this violation by repayment of this loan through its capital raising efforts. Additionally, as of September 30, 2010, we are aware of and previously disclosed to our regulators that loans from Shore to its affiliates exceeded the 20% threshold. These Shore loans were repaid on October 7, 2010.
NOTE H — ALLOWANCE FOR LOAN LOSSES AND NON-PERFORMING ASSETS
The purpose of the allowance for loan losses is to provide for probable losses inherent in the loan portfolio. Management considers several factors in determining the allowance for loan loss, including historical loan loss experience, the size and composition of the portfolio, and the value of collateral agreements.
Transactions (in thousands) affecting the allowance for loan losses during the nine months ended September 30, 2010 and 2009 were as follows.

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010	2009
Balance at beginning of period	$132,697	$51,218
Provision for loan losses	183,935	68,557
Loans charged off	(157,634)	(20,977)
Recoveries	4,255	380

Balance at end of period	$163,253	$99,178

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and foreclosed real estate and repossessed assets. Total non-performing assets were $365.5 million or 12% of total assets at September 30, 2010 compared with $257.2 million or 9% of total assets at December 31, 2009. Non-performing assets (in thousands) were as follows.

	September 30, 2010	December 31, 2009
Loans 90 days past due and still accruing interest	$—	$—
Nonaccrual loans	326,910	248,303
Foreclosed real estate and repossessed assets	38,584	8,867

Total non-performing assets	$365,494	$257,170

Estimated gross interest income that would have been recorded during the nine months ended September 30, 2010 if the foregoing nonaccrual loans had remained current in accordance with their contractual terms totaled $7.5 million. Information (in thousands) on impaired loans is as follows.

	September 30, 2010	December 31, 2009
Impaired loans for which an allowance has been provided	$309,936	$331,532
Impaired loans for which no allowance has been provided	122,530	137,536

Total impaired loans	$432,466	$469,068

Allowance provided for impaired loans, included in the allowance for loan losses	$101,127	$91,488

Average balance in impaired loans	$444,364	$215,363

Interest income recognized from impaired loans	$4,673	$17,440

The following table provides information (in thousands) related to the loan category and method used to measure impairment at September 30, 2010 and December 31, 2009.

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Method Used to	Impaired Loans
Loan Category	Measure Impairment	September 30, 2010	December 31, 2009
1-4 family residential construction	Estimated fair market value	$11,741	$20,851
Other construction and development	Estimated fair market value	229,795	237,313
Secured by farm land	Estimated fair market value	4,903	1,318
Secured by 1-4 family, revolving	Estimated fair market value	6,146	6,018
Secured by 1-4 family, 1st lien	Estimated fair market value	48,098	32,532
Secured by 1-4 family, junior lien	Estimated fair market value	2,128	1,502
Secured by multifamily	Estimated fair market value	8,374	8,137
Secured by nonfarm nonresidential (owner occupied)	Estimated fair market value	27,802	29,309
Secured by nonfarm nonresidential (non-owner occupied)	Estimated fair market value	66,460	75,947
Commercial and industrial	Estimated fair market value	25,853	56,081
Other consumer loans to individuals	Estimated fair market value	1,166	60

Total impaired loans		$432,466	$469,068

As of September 30, 2010 and December 31, 2009, loans classified as troubled debt restructurings and included in impaired loans in the disclosure above totaled $50.6 million and $73.5 million, respectively. Of these amounts, $50.6 million and $56.6 million were on accrual status at September 30, 2010 and December 31, 2009, respectively, and $16.9 million were on nonaccrual status at December 31, 2009. There were no troubled debt restructurings in nonaccrual status at September 30, 2010. Troubled debt restructurings in nonaccrual status are returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan. None of the nonaccrual troubled debt restructurings were returned to accrual status during the quarter ended September 30, 2010.
A loan is considered impaired when it is probable that all amounts due will not be collected according to the contractual terms. For collateral dependent impaired loans, impairment is measured based upon the fair value of the underlying collateral. Management considers a loan to be collateral dependent when repayment of the loan is expected solely from the sale or liquidation of the underlying collateral. The Company’s policy is to charge off collateral dependent impaired loans at the earlier of foreclosure, repossession, or liquidation at the point it has been in nonaccrual status for 180 days. The Company’s policy is to reduce the carrying value of the loan to the estimated fair value of the collateral less estimated selling costs through a charge off to the allowance for loan losses. For loans that are not collateral dependent, impairment is measured using discounted cash flows. Total impaired loans were $432.5 million and $469.1 million at September 30, 2010 and December 31, 2009, respectively, the majority of which were considered collateral dependent, and therefore, measured at the fair value of the underlying collateral.
Impaired loans for which no allowance is provided totaled $122.5 million and $137.5 million at September 30, 2010 and December 31, 2009. Loans written down to their estimated fair value of collateral less the costs to sell account for $66.5 million and $22.1 million of the impaired loans for which no allowance has been provided as of September 30, 2010 and December 31, 2009, respectively. The average age of appraisals for these loans is 0.73 years at September 30, 2010. The remaining impaired loans for which no allowance is provided are fully covered by the value of the collateral, and therefore, no loss is expected on these loans.
In the opinion of management, based on conditions reasonably known to them, the allowance was adequate at September 30, 2010. The allowance may be increased or decreased in the future based on loan balances outstanding, changes in credit quality ratings of the loan portfolio, changes in general economic conditions, or other risk factors.

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE I — PREMISES AND EQUIPMENT
Premises and equipment (in thousands) at September 30, 2010 and December 31, 2009 are summarized as follows.

	September 30, 2010	December 31, 2009
Land	$31,238	$31,335
Buildings and improvements	58,128	58,177
Leasehold improvements	3,418	3,411
Equipment, furniture, and fixtures	14,150	14,828
Construction in process	427	7

	107,361	107,758
Less accumulated depreciation and amortization	(12,835)	(10,246)

Premises and equipment, net	$94,526	$97,512

NOTE J — SUPPLEMENTAL RETIREMENT AGREEMENTS
The Company has entered into supplemental retirement agreements with several key officers and recognizes expense each year related to these agreements based on the present value of the benefits expected to be provided to the employees and any beneficiaries. The expense recognized during the first nine months of 2010 and 2009 was $504 thousand and $850 thousand, respectively.
NOTE K — INTANGIBLE ASSETS
Intangible assets with an indefinite life are subject to impairment testing at least annually or more often if events or circumstances suggest potential impairment. Other acquired intangible assets determined to have a finite life are amortized over their estimated useful life in a manner that best reflects the economic benefits of the intangible asset. Intangible assets with a finite life are reviewed for impairment if conditions suggest the carrying amount is not recoverable. The gross carrying amount and accumulated amortization (in thousands) for the Company’s intangible assets is as follows.

	September 30, 2010		December 31, 2009
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:

Core deposit intangible	$8,105	$2,719	$8,105	$1,703
Employment contract intangibles	1,130	860	1,130	713
Insurance book of business intangible	6,450	753	6,450	430

Total intangible assets	$15,685	$4,332	$15,685	$2,846

The weighted-average amortization period for core deposit intangibles is 54.1 months, employment contract intangibles is 31.5 months, and insurance book of business intangible is 180.0 months.
NOTE L — FORECLOSED REAL ESTATE AND REPOSSESSED ASSETS
Foreclosed assets are presented net of an allowance for losses. An analysis of the allowance for losses (in thousands) on foreclosed assets is as follows.

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2010	September 30, 2009
Balance at beginning of year	$356	$—
Provision for losses	6,035	880
Charge-offs	(1,470)	(292)

Balance at end of period	$4,921	$588

Expenses (in thousands) applicable to foreclosed assets include the following.

	Nine Months Ended
	September 30, 2010	September 30, 2009
Expenses incurred for foreclosed assets	$1,288	$147
Net loss on sales of real estate	93	35
Provision for losses	6,035	880

Total	$7,416	$1,062

NOTE M — BUSINESS SEGMENT REPORTING
The Company has two community bank subsidiaries, BOHR and Shore, which provide loan and deposit services throughout 60 locations in Virginia, North Carolina, and Maryland. In addition to its banking operations, the Company has three other reportable segments: Mortgage, Investment, and Insurance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s 2009 Form 10-K/A. Segment profit and loss is measured by net income prior to corporate overhead allocation. Intersegment transactions are recorded at cost and eliminated as part of the consolidation process. Because of the interrelationships between the segments, the information is not indicative of how the segments would perform if they operated as independent entities. The following table shows certain financial information (in thousands) at September 30, 2010, December 31, 2009, and September 30, 2009 for each segment and in total.

	Total	Elimination	Banking	Mortgage	Investment	Insurance
Total Assets at September 30, 2010	$3,067,572	$(331,282)	$3,350,018	$37,643	$1,104	$10,089

Total Assets at December 31, 2009 (as restated)	$2,919,576	$(303,100)	$3,197,510	$13,599	$1,163	$10,404

	Total	Elimination	Banking	Mortgage	Investment	Insurance
Three Months Ended September 30, 2010
Net interest income	$17,943	$—	$17,848	$90	$—	$5
Provision for loan losses	83,684	—	83,684	—	—	—

Net interest income (loss) after provision for loan losses	(65,741)	—	(65,836)	90	—	5
Noninterest income	5,955	—	580	4,267	30	1,078
Noninterest expense	24,779	—	20,883	2,641	31	1,224

Net income (loss) before income taxes (benefit)	(84,565)	—	(86,139)	1,716	(1)	(141)
Income tax expense (benefit)	(85)	—	(636)	600	—	(49)

Net income (loss) before noncontrolling interest	(84,480)	—	(85,503)	1,116	(1)	(92)
Noncontrolling interest	(413)	—	—	(413)	—	—

Net income (loss)	$(84,893)	$—	$(85,503)	$703	$(1)	$(92)

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Total	Elimination	Banking	Mortgage	Investment	Insurance
Three Months Ended September 30, 2009
Net interest income	$26,477	$—	$26,367	$106	$—	$4
Provision for loan losses	33,662	—	33,662	—	—	—

Net interest income (loss) after provision for loan losses	(7,185)	—	(7,295)	106	—	4
Noninterest income	7,232	—	5,239	678	72	1,243
Noninterest expense	21,706	—	19,730	798	39	1,139

Net income (loss) before income taxes (benefit)	(21,659)	—	(21,786)	(14)	33	108
Income tax expense (benefit)	(8,282)	—	(8,326)	(5)	12	37

Net income (loss)	$(13,377)	$—	$(13,460)	$(9)	$21	$71

	Total	Elimination	Banking	Mortgage	Investment	Insurance
Nine Months Ended September 30, 2010
Net interest income	$57,573	$—	$57,277	$284	$—	$12
Provision for loan losses	183,935	—	183,935	—	—	—

Net interest income (loss) after provision for loan losses	(126,362)	—	(126,658)	284	—	12
Noninterest income	16,887	—	4,478	8,626	106	3,677
Noninterest expense	68,814	—	59,501	5,712	125	3,476

Net income (loss) before income taxes (benefit)	(178,289)	—	(181,681)	3,198	(19)	213
Income tax expense (benefit)	(2,219)	—	(3,406)	1,119	(7)	75

Net income (loss) before noncontrolling interest	(176,070)	—	(178,275)	2,079	(12)	138
Noncontrolling interest	(583)	—	—	(583)	—	—

Net income (loss)	$(176,653)	$—	$(178,275)	$1,496	$(12)	$138

	Total	Elimination	Banking	Mortgage	Investment	Insurance
Nine Months Ended September 30, 2009
Net interest income	$78,450	$—	$78,144	$294	$—	$12
Provision for loan losses	68,557	—	68,557	—	—	—

Net interest income after provision for loan losses	9,893	—	9,587	294	—	12
Noninterest income	19,327	—	11,590	3,678	165	3,894
Noninterest expense	91,884	—	85,419	2,843	114	3,508

Net income (loss) before income taxes (benefit)	(62,664)	—	(64,242)	1,129	51	398
Income tax expense (benefit)	(13,425)	—	(13,977)	395	18	139

Net income (loss)	$(49,239)	$—	$(50,265)	$734	$33	$259

NOTE N — FAIR VALUE MEASUREMENTS
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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques as well as instruments for which the determination of fair value requires significant management judgment or estimation.
Recurring Basis
The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities for which fair value is the primary basis of accounting. The following table reflects the fair value (in thousands) of assets and liabilities measured and recognized at fair value on a recurring basis in the consolidated balance sheets at September 30, 2010 and December 31, 2009.

		Fair Value Measurements at
		September 30, 2010 Using
		Quoted Prices	Significant Other	Significant
	Assets / Liabilities	in Active Markets	Observable	Unobservable
	Measured at	for Identical Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale:
Agency securities	$14,543	$—	$14,543	$—
Mortgage-backed securities	152,159	—	152,159	—
Equity securities	2,079	661	—	1,418

Total investment securities available for sale	168,781	661	166,702	1,418

Derivative loan commitments	1,663	—	—	1,663
Loans held for sale	34,726	—	34,726	—

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at
		December 31, 2009 Using
		Quoted Prices	Significant Other	Significant
	Assets / Liabilities	in Active Markets	Observable	Unobservable
	Measured at	for Identical Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)
Investment securities available for sale:
Agency securities	$11,444	$—	$11,444	$—
Mortgage-backed securities	145,726	—	145,726	—
State and municipal securities	1,306	—	1,306	—
Equity securities	2,586	1,358	—	1,228

Total investment securities available for sale	161,062	1,358	158,476	1,228

Derivative loan commitments	201	—	—	201
Loans held for sale	12,615	—	12,615	—

	Activity in Fair Value Measurements
	Nine Months Ended September 30, 2010
				Derivative	Loans
				Loan	Held
	Investment Securities Available for Sale			Commitments	for Sale
Description	Level 1	Level 2	Level 3	Level 3	Level 2
Balance, December 31, 2009	$1,358	$158,476	$1,228	$201	$12,615
Unrealized (gains) losses included in:
Earnings	(67)	—	—	—	—
Other comprehensive gain (loss)	207	4,981	190	—	—
Purchases, issuances, and settlements, net	(837)	3,245	—	1,462	22,111
Transfers in and/or out, net	—	—	—	—	—

Balance, September 30, 2010	$661	$166,702	$1,418	$1,663	$34,726

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
Loans Held For Sale. The Company sells loans to outside investors. Fair value of mortgage loans held for sale is estimated based on the commitments into which individual loans will be delivered. As of September 30, 2010, mortgage loans held for sale had a net carrying value of $34.7 million which approximated its fair value. On

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, mortgage loans held for sale had a net carrying value of $12.6 million which approximated its fair value.
Non-recurring Basis
Certain assets, primarily impaired loans, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The adjustments to impaired loans are based on appraisals of underlying collateral or other observable market prices when current appraisals or observable market prices are available. Where we do not have a current appraisal, an existing appraisal or other valuation would be utilized after discounting it to reflect current market conditions, and, as such, may include significant management assumptions and input with respect to the determination of fair value.
To assist in the discounting process, a valuation matrix was developed to provide valuation guidance for collateral dependent loans and foreclosed real estate where it was deemed that an existing appraisal was outdated as to current market conditions. The matrix applies discounts to external appraisals depending on the type of real estate and age of the appraisal. The discounts are generally specific point estimates; however in some cases, the matrix allows for a small range of values. The discounts were based in part upon externally derived data including but not limited to Case-Shiller composite indices, MIT CRE: Transactions Based Index, and information from Zillow.com. The discounts were also based upon management’s knowledge of market conditions and prices of sales of foreclosed real estate. In addition, matrix value adjustments may be made by our independent appraisal group to reflect property value trends within specific markets as well as actual sales data from market transactions and/or foreclosed real estate sales. In the case where an appraisal is greater than two years old for collateral dependent impaired loans and foreclosed real estate, it is the Company’s policy to classify these as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2. The average age of appraisals for Level 3 valuations of collateral dependent loans was 4.31 years as of September 30, 2010. Management periodically reviews the discounts in the matrix as compared to valuations from updated appraisals and modifies the discounts should updated appraisals reflect valuations significantly different than those derived utilizing the matrix. To date, management believes the appraisal discount matrix has resulted in appropriate adjustments to existing appraisals thereby providing management with reasonable valuations for the collateral underlying the loan portfolio. The following table presents the carrying amount (in thousands) for impaired loans and adjustments made to fair value during the respective reporting periods.

	Assets / Liabilities	Fair Value Measurements at
	Measured at	September 30, 2010 Using
Description	Fair Value	Level 1	Level 2	Level 3	Total Losses
Impaired loans	$208,809	$—	$131,038	$77,771	$—

	Assets / Liabilities	Fair Value Measurements at
	Measured at	December 31, 2009 Using			Total
Description	Fair Value	Level 1	Level 2	Level 3	Losses
Impaired loans	$240,044	$—	$149,346	$90,698	$—
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

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Assets / Liabilities	Fair Value Measurements at
	Measured at	September 30, 2010 Using			Total
Description	Fair Value	Level 1	Level 2	Level 3	Losses
Foreclosed real estate and repossessed assets	$38,584	$—	$38,377	$207	$6,128

	Assets / Liabilities	Fair Value Measurements at
	Measured at	December 31, 2009 Using			Total
Description	Fair Value	Level 1	Level 2	Level 3	Losses
Foreclosed real estate and repossessed assets	$8,867	$—	$8,867	$—	$1,043
Goodwill	—	—	—	—	84,837
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
Goodwill. The adjustments to goodwill are made in accordance with ASC 320-20-35 and ASC 320-20-35-30 in which the prescribed two-step impairment testing was performed on goodwill arising from mergers with Shore Financial Corporation (“SFC”) and GFH. All goodwill was written off in 2009.
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

(i)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at September 30, 2010 and December 31, 2009, and as such, the related fair values have not been estimated.
The estimated fair value (in thousands) of the Company’s financial instruments required to be disclosed by ASC 825, Financial Instruments, at September 30, 2010 and December 31, 2009 was as follows.

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Cash and due from banks	$19,198	$19,198	$16,995	$16,995
Interest-bearing deposits in other banks	1,268	1,268	43,821	43,821
Overnight funds sold and due from FRB	640,527	640,527	139,228	139,228
Investment securities available for sale	168,781	168,781	161,062	161,062
Loans held for sale	34,726	34,726	12,615	12,615
Loans, net	1,937,832	2,003,088	2,293,995	2,364,702
Interest receivable	6,530	6,530	8,788	8,788
Bank-owned life insurance	49,619	49,619	48,354	48,354

Liabilities:
Deposits	2,593,110	2,647,014	2,495,040	2,486,449
FHLB borrowings	219,169	231,820	228,215	233,356
Other borrowings	49,703	51,501	49,254	50,316
Interest payable	3,731	3,731	3,573	3,573

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE O — TROUBLED ASSET RELIEF PROGRAM (“TARP”)
On December 31, 2008, and subsequent to the Company’s acquisition of GFH, as part of the Treasury’s Capital Purchase Program (“TARP CPP”), the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold 80,347 shares of Series C Preferred, having a liquidation preference of $1,000 per share and a Warrant to purchase 1,325,858 shares of Common Stock at an initial exercise price of $9.09 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $80.3 million in cash.
The American Recovery and Reinvestment Act of 2009 (“ARRA”) was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain executive compensation and corporate governance obligations on all current and future TARP recipients for such period as any obligation arising from financial assistance remains outstanding (disregarding any warrants to purchase Common Stock of the Company that the Treasury may hold). The executive compensation restrictions under the ARRA are more stringent than those initially enacted by the Emergency Economic Stabilization Act of 2008 (“EESA”).
The ARRA amended Section 111 of the EESA to require the Secretary of the Treasury (“Secretary”) to adopt additional standards with respect to executive compensation and corporate governance for TARP recipients. The standards required to be established by the Secretary include, in part, (1) prohibitions on making golden parachute payments to senior executive officers and the next five most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP remains outstanding (the “Restricted Period”), (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers, and employees, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of the subject employee’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that TARP CPP participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains, or other criteria later found to be materially inaccurate, with the Secretary having authority to negotiate for reimbursement, and (4) a review by the Secretary of all bonuses and other compensation paid by TARP participants to senior executive employees and the next 20 most highly-compensated employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of the Act.
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
On August 12, 2010, the Company and Treasury executed the Exchange Agreement (the “Exchange Agreement”), which provided for (i) the exchange of the 80,347 shares of Series C Preferred for 80,347 shares of a newly-created Series C-1 Preferred with a liquidation preference of $1,000, (ii) the conversion of the Series C-1 Preferred at a discounted conversion value of $260 per share into 52,225,550 shares of Common Stock at a conversion price of $0.40 per share; and (iii) the amendment of the terms of the Warrant to provide for the purchase of up to 1,325,858 shares of Common Stock at an exercise price of $0.40 per share for a ten-year term following the issuance of the amended warrant.

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We believe that, as a result of the conversion of the Series C-1 Preferred into Common Stock, the Company no longer has any obligation to the Treasury outstanding, and we are no longer subject to these restrictions. However, because certain of these restrictions apply to when conduct occurs, instead of when payments are made, we still face limitations in our executive compensation program that may make it more difficult to attract and retain executive officers.
NOTE P — NONINTEREST EXPENSE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Salaries and employee benefits	$12,591	$10,366	$33,296	$32,146
Occupancy	2,317	2,232	6,765	6,316
Data processing	1,185	1,472	3,834	3,965
Impairment of goodwill	—	—	—	27,976
FDIC insurance	946	1,328	3,171	4,629
Equipment	1,035	1,215	3,058	3,706
Professional fees	1,812	167	4,355	505
Problem loan and repossessed asset costs	1,028	82	3,031	242
Amortization of intangible assets	549	646	1,486	1,727
Bank franchise tax	538	177	1,487	532
Telephone and postage	455	332	1,258	1,168
Stationery, printing, and office supplies	276	386	663	745
Directors’ and regional board fees	179	184	539	849
Advertising and marketing	163	186	549	377
Other	1,705	2,933	5,322	7,001

Total noninterest expense	$24,779	$21,706	$68,814	$91,884

NOTE Q — SUBSEQUENT EVENTS
We evaluate subsequent events through the date the financial statements are issued.

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
For a discussion of the risks, uncertainties, and assumptions that could affect these statements and our future events, developments, or results, you should carefully review the risk factors contained in this Form 10-Q, which are summarized below. Our risks include, without limitation, the following:
•	We incurred significant losses in 2009 and through the third quarter of 2010 and may continue to do so in the future, and we can make no assurances as to when we will be profitable;

•	We may need to raise additional capital that may not be available to us;

•	The Company has restated its financial statements, which may have a future adverse effect;

•	BOHR is restricted from accepting new brokered deposits, and an inability to maintain our regulatory capital position could adversely affect our operations;

•	The Company has received a grand jury subpoena from the United States Department of Justice, Criminal Division (“DOJ”) and, although the Company is not a target, there can be no assurances as to the timing or eventual outcome of the related investigation;

•	Current and future increases in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums, including the FDIC special assessment imposed on all FDIC-insured institutions, will decrease our earnings. In addition, FDIC insurance assessments will likely increase from the prior inability to maintain a well- capitalized status, which would further decrease earnings;

•	We have entered into a written agreement with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions, which requires us to designate a significant amount of resources to complying with the agreement and may have a material adverse effect on our operations and the value of our securities;

•	Our estimate for losses in our loan portfolio may be inadequate, which would cause our results of operations and financial condition to be adversely affected;

•	We have had and may continue to have large numbers of problem loans and difficulties with our loan administration, which could increase our losses related to loans;

•	If we fail to meet the continued listing requirements of the NASDAQ Global Select Market, our Common Stock could be delisted;

•	Governmental regulation and regulatory actions against us may impair our operations or restrict our growth;

•	If the value of real estate in the markets we serve were to further decline materially, a significant portion of our loan portfolio could become further under-collateralized, which could have a material adverse effect on us;

•	Our commercial real estate and equity line lending may expose us to a greater risk of loss and hurt our earnings and profitability;

•	A significant amount of our loan portfolio contains loans used to finance construction and land development and these types of loans subject our loan portfolio to a higher degree of credit risk;

•	Our lending on vacant land may expose us to a greater risk of loss and may have an adverse effect on results of operations;

•	Difficult market conditions have adversely affected our industry;

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
•	Our ability to maintain adequate sources of funding may be negatively impacted by the current economic environment which may, among other things, impact our future ability to pay dividends or satisfy our obligations;

•	Our ability to maintain adequate sources of liquidity may be negatively impacted by the current economic environment which may, amount other things, impact our ability to pay dividends or satisfy our obligations;

•	The current economic environment may negatively impact our ability to maintain required capital levels or otherwise negatively impact our financial condition, which may, among other things, limit access to certain sources of funding and liquidity;

•	We may face increasing deposit-pricing pressures, which may, among other things, reduce our profitability;

•	We may continue to incur losses if we are unable to successfully manage interest rate risk;

•	Our future success is dependent on our ability to compete effectively in the highly competitive banking industry;

•	Our operations and customers might be affected by the occurrence of a natural disaster or other catastrophic event in our market area;

•	We face a variety of threats from technology based frauds and scams;

•	Virginia law and the provisions of our Articles of Incorporation and Bylaws could deter or prevent takeover attempts by a potential purchaser of our Common Stock that would be willing to pay you a premium for your shares of our Common Stock;

•	Because we will issue additional shares of Common Stock, existing shareholders could be subject to substantial dilution;

•	The market for our Common Stock historically has experienced significant price and volume fluctuations;

•	We are not paying dividends on our Common Stock and currently are prevented from doing so. The failure to resume paying dividends on our Common Stock may adversely affect us;

•	Our business, financial condition, and results of operations are highly regulated and could be adversely affected by new or changed regulations and by the manner in which such regulations are applied by regulatory authorities;

•	Banking regulators have broad enforcement power, but regulations are meant to protect depositors and not investors;

•	The fiscal, monetary, and regulatory policies of the Federal Government and its agencies could have a material adverse effect on our results of operations;

•	The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) may adversely affect our business, financial condition, and results of operations; and

•	The soundness of other financial institutions could adversely affect us.
Our forward-looking statements could be incorrect in light of these risks, uncertainties, and assumptions. The future events, developments, or results described in this report could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after the date of this quarterly report and you should not expect us to do so.
Overview
Throughout 2009 and into the first nine months of 2010, economic conditions in the markets in which our borrowers operate continued to deteriorate and the levels of loan delinquencies and defaults that we experienced were substantially higher than historical levels. Our loan customers continue to operate in an economically stressed environment. The Company reported a net loss for the nine-month period ended September 30, 2010, primarily as a result of a significant increase to our provision for loan losses. Additionally, the Company determined that a

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
valuation allowance on its deferred tax assets should be recognized beginning as of December 31, 2009. Management believes the Company, BOHR, and Shore to be “well-capitalized” under applicable banking regulations as of September 30, 2010.
Our primary source of revenue is net interest income earned by our bank subsidiaries. Net interest income represents interest and fees earned from lending and investment activities, less the interest paid on deposits and borrowings. Net interest income may be impacted by variations in the volume and mix of interest-earning assets and interest- bearing liabilities, changes in the yields earned and the rates paid, level of non-performing interest-earning assets, and the levels of noninterest-bearing liabilities available to support earning assets. Our net interest income in recent years has been negatively impacted by increasing levels of non-performing loans. In addition to net interest income, noninterest income is another important source of revenue. Noninterest income is derived primarily from service charges on deposits and fees earned from bank services, investment, mortgage, and insurance activities. Other factors that impact net income are the provision for loan losses, noninterest expense, and the provision for income taxes.
The following is a summary of our condition as of September 30, 2010 and our financial performance for the three and nine month period then ended.
•	Assets were $3.1 billion. They increased by $148.0 million or 5% for the first nine months of 2010 from December 31, 2009. This was primarily the result of an increase in overnight funds sold and due from Federal Reserve Bank of 4% offset by a 13% decrease in loans during that period.

•	Investment securities available for sale increased $7.7 million to $168.8 million for the first nine months of 2010. Investments purchased during 2010 were low-risk weighted mortgage-backed and agency securities.

•	Loans decreased by $325.6 million or 13% for the nine months ended September 30, 2010 as loan paydowns and charge-offs exceeded the volume of new originations. New loan activity continues to be low as a result of our tighter underwriting criteria and economic conditions.

•	Deposits increased $98.1 million or 4% as new customer deposit activity including national rate board deposits more than offset the decline in brokered deposits.

•	During the quarter ended September 30, 2010, the Company completed a stock offering in which 587,500,000 new shares of Common Stock were issued at $0.40 per share for an infusion of $210.0 million of capital net of $25.0 million in issuance costs. In connection with this capital raise, existing preferred stock was converted to Common Stock creating income to common shareholders of $111.7 million.

•	Net income available to common shareholders for the three months ended September 30, 2010 was $30.0 million or $1.02 per common diluted share, and net loss available to common shareholders for the nine months ended September 30, 2010 was $64.5 million or $2.63 per common diluted share, respectively, as compared with net loss available to common shareholders of $14.7 million or $0.68 per common diluted share and $56.6 million or $2.60 per common diluted share for the three and nine months, respectively, ended September 30, 2009.

•	The net loss of $176.7 million for the nine months ended September 30, 2010 was primarily attributable to provision for loan losses expense of $183.9 million.

•	Net interest income decreased $8.5 million and $20.9 million for the three and nine months, respectively, ended September 30, 2010 as compared to the same period in 2009. This was primarily the result of the decrease in interest income from loans.

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
•	Noninterest income for the three and nine months ended September 30, 2010 was $6.0 million and $16.9 million, respectively, an 18% and 13% decrease over the comparative periods in 2009. An increase in mortgage banking revenue partially offset the increased losses on foreclosed assets.

•	Noninterest expense was $24.8 million and $68.8 million for the three and nine months, respectively, ended September 30, 2010, which was an increase of $3.1 million or 14% and a decrease of $23.1 million or 25% over the comparable periods for 2009.
Critical Accounting Policies
GAAP requires management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions, and estimates. Changes in such judgments, assumptions, and estimates may have a significant impact on the consolidated financial statements and the accompanying footnotes. Actual results, in fact, could differ from those estimates. We consider our policies on allowance for loan losses, deferred income taxes, and estimates of fair value on financial instruments to be critical accounting policies. Refer to our 2009 Form 10-K/A for further discussion of these policies.
Material Trends and Uncertainties
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
We experienced a significant deterioration in credit quality in 2009 that continues into 2010. Problem loans and non-performing assets rose and led us to significantly increase the allowance for loan losses. To bolster our allowance, we increased the provision for loan losses to $183.9 million in the first nine months of 2010 from $68.6 million in the first nine months of 2009. The increased expense contributed to a net loss available to common shareholders of $64.5 million for the first nine months of 2010. In light of continued economic weakness, problem credits may continue to rise and significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant credit costs throughout 2010, which would continue to adversely impact our financial condition, our results of operations, and the value of our Common Stock.
The Company determined that a valuation allowance on its deferred tax assets should be recognized beginning December 31, 2009 because it is uncertain whether it will realize this asset. Section 382 limitations related to the capital raised during the quarter ended September 30, 2010 add further uncertainty to the realizability of the deferred tax assets in future periods.
On November 2, 2010, the Company received from the DOJ a grand jury subpoena to produce information principally relating to the merger of GFH into the Company on December 31, 2008 and to loans made by GFH and its wholly owned subsidiary Gateway Bank & Trust before GFH’s merger with the Company. The DOJ has informed the Company that it is not a target of the investigation at this time, and we are fully cooperating. Although we do not believe this matter will have a material adverse affect on the Company, we can give you no assurances as to the timing or eventual outcome of this investigation.
Analysis of Financial Condition
Cash and Cash Equivalents. Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from the FRB. Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity. Cash and cash equivalents as of September 30, 2010 were $661.0 million and consisted mainly of deposits with the FRB. These deposits increased $461.0 million in the first nine months of 2010 from $200.0 million at December 31, 2009 as the Company increased deposits and decreased loan balances resulting in increased cash balances. The Company elected to maximize liquidity by investing the increased cash in overnight funds at the FRB. In addition, the Company received $235.0 million in cash proceeds from its recapitalization.
Securities. Our investment portfolio consists primarily of available-for-sale mortgage-backed securities. Our available-for-sale securities are reported at estimated fair value. They are used primarily for liquidity, pledging,

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
earnings, and asset/liability management purposes and are reviewed quarterly for possible impairment. The mortgage-backed securities consisted of Government National Mortgage Association pass-through securities or collateralized mortgage obligations.
At September 30, 2010, the estimated fair value of our investment securities was $168.8 million, an increase of $7.7 million or 5% from $161.1 million at December 31, 2009. Our investment portfolio was restructured during late 2009 to increase regulatory capital ratios by selling high risk-weighted securities and reinvesting the proceeds into lower risk-weighted securities.
Loan Portfolio. Our loan portfolio is comprised of commercial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment loans to individuals. Lending decisions are based upon an evaluation of the repaying capacity, financial strength, and credit history of the borrower, the quality and value of the collateral securing each loan, and the financial strength of guarantors. With few exceptions, personal guarantees are required on loans. Our loan portfolio decreased $325.6 million or 13% to $2.1 billion as of September 30, 2010 compared to December 31, 2009. Commercial loans decreased 12% to $317.6 million at September 30, 2010 compared with $361.3 million at December 31, 2009. Real estate commercial mortgages decreased 8% to $677.8 million at September 30, 2010 compared to $740.6 million at December 31, 2009. Real estate residential mortgages decreased 3% to $511.2 million at September 30, 2010 as compared with $524.9 million at December 31, 2009. Installment loans to individuals decreased 19% to $34.7 million at September 30, 2010 compared with $42.9 million at December 31, 2009. Construction loans also decreased 26% to $560.2 million at September 30, 2010 as compared with $757.7 million at December 31, 2009, thus lowering the concentration of construction loans to 27% of the total loan portfolio at September 30, 2010 compared with 31% at December 31, 2009.
Within the construction segment of the loan portfolio as of September 30, 2010, BOHR has exposure to $57.5 million of loans in which interest payments are satisfied through the use of a reserve that was funded by BOHR upon origination and represents a portion of the borrower’s total liability to BOHR. In the instance of commercial construction, ultimate repayment is dependent upon stabilization of the funded project; whereas, in residential development, BOHR is assigned a certain percentage of each sale to retire a commensurate portion of the outstanding debt. Each interest reserve transaction is monitored by the account officer, a senior credit officer, and credit administration to verify the continuation of project viability as it relates to remaining interest reserve and additional financial capacity of the project sponsor. In certain instances, where either or both criteria have been deemed unsatisfactory, the borrower’s access to any remaining interest reserve has been curtailed on at least a temporary basis until BOHR’s special assets department has been engaged to further evaluate possible resolutions.
We have a high concentration of construction and real estate, both commercial and residential, loans. Construction loans are made to individuals and businesses for the purpose of construction of single family residential properties, multi-family properties, and commercial projects such as the development of residential neighborhoods and commercial office parks. Risk is reduced on these loans by limiting lending for speculative building of both residential and commercial properties based upon the borrower’s history with us, financial strength, and the loan-to-value ratio of such speculative property. We generally require new and renewed variable-rate commercial loans to have interest rate floors. Residential loans represent smaller dollar loans to more customers, and therefore, have lower credit risk than other types of loans. The majority of our fixed-rate residential mortgage loans, which represent increased interest rate risk, as well as some variable rate mortgage loans are sold in the secondary market. The remainder of the variable-rate mortgage loans and a small number of fixed-rate mortgage loans are retained.
Allowance for Loan Losses. The purpose of the allowance for loan losses is to provide for probable losses inherent in our loan portfolio. Management regularly reviews our loan portfolio to determine whether adjustments are necessary. Our review takes into consideration changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and review of current economic conditions that may affect the borrower’s ability to repay. In addition to the review of credit quality through ongoing credit review processes, we construct a comprehensive allowance analysis for our loan portfolio at least quarterly. This allowance includes specific allowances for individual loans; general allowance for loan pools, which factor in our historical loan loss

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
experience, loan portfolio growth and trends, and economic conditions; and unallocated allowances predicated upon both internal and external factors.
The allowance for loan losses was $163.3 million or 7.77% of outstanding loans as of September 30, 2010 compared with $132.7 million or 5.47% of outstanding loans as of December 31, 2009. We increased the allowance for loan losses $30.6 million (net of charge-offs and recoveries) during the first nine months of 2010. Pooled loan allocations increased to $53.1 million at September 30, 2010 from $34.1 million at December 31, 2009. Allowance coverage for the non-impaired portfolio is determined using a methodology that incorporates historical loss rates and risk ratings by loan category. Loss rates are based on a three-year weighted average with recent period loss rates weighted more heavily. We then apply an adjustment factor to each loss rate based on assessments of loss trends, collateral values, and economic and business influences impacting expected losses. During the quarter, the weighted historical loss rates for most loan categories increased due to recent charge-off activity resulting in an increase in the loss factors for most loan types and an increase in pooled loan allocations. Specific loan allocations increased to $101.1 million at September 30, 2010 from $91.5 million at December 31, 2009. Specific loan allocations increased due to a decrease in collateral values of certain collateral dependent loans and due to the estimated losses of recently identified impaired loans. Unallocated allowances increased to $9.1 million at September 30, 2010 from $7.2 million at December 31, 2009. The following table provides a breakdown of the allowance for loan losses and other related information (in thousands) at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
Allowance for loan losses:
Pooled component	$53,057	$34,050
Specific component	101,127	91,488
Unallocated component	9,069	7,159

Total	$163,253	$132,697

Impaired loans	$432,466	$469,068
Non-impaired loans	1,668,619	1,957,624

Total loans	$2,101,085	$2,426,692

Pooled component as % of non-impaired loans	3.18%	1.74%
Specific component as % of impaired loans	23.38%	19.50%
Allowance as a % of loans	7.77%	5.47%
Allowance as a % of nonaccrual loans	49.94%	53.44%
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

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

	September 30, 2010	December 31, 2009
Non-performing loans for which full loss has been charged off to total loans	3.17%	0.91%

Non-performing loans for which full loss has been charged off to non-performing loans	20.35%	8.91%

Charge off rate for nonperforming loans which the full loss has been charged off	52.32%	42.46%

Coverage ratio net of nonperforming loans for which the full loss has been charged off	62.69%	58.67%

Total allowance divided by total loans less nonperforming loans for which the full loss has been charged off	8.02%	5.52%

Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	32.63%	27.60%
A loan is considered impaired when it is probable that all amounts due will not be collected according to the contractual terms. Subsequent recoveries, if any, are credited to the allowance. Impairment is evaluated in the aggregate for smaller balance loans of similar nature and on an individual loan basis for other loans. If a loan is considered impaired, it is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Total impaired loans were $432.5 million at September 30, 2010, a decrease of $36.6 million or 8% over December 31, 2009. Of these loans, $326.9 million were on nonaccrual status at September 30, 2010. Net charge-offs were $153.4 million for the nine months ended September 30, 2010 as compared with $20.6 million for the nine months ended September 30, 2009.
Non-Performing Loans. Non-performing loans consist of nonaccrual loans and loans 90 days past due and still accruing interest. There were no loans 90 days past due and still accruing interest as of September 30, 2010 and December 31, 2009. Total nonaccrual loans aggregated $326.9 million at September 30, 2010 as compared with $248.3 million at December 31, 2009.
The following chart summarizes our nonaccrual loans by loan type as of September 30, 2010 and December 31, 2009 (in thousands).

	September 30, 2010	December 31, 2009
Commercial	$24,860	$24,803
Construction	199,042	150,325
Real estate — commercial mortgage	66,387	50,858
Real estate — residential mortgage	35,842	22,146
Installment loans (to individuals)	779	171

Total nonaccrual loans	$326,910	$248,303

Deposits. Deposits are the primary source of funding for the Company. Total deposits at September 30, 2010 increased $98.1 million or 4% to $2.6 billion as compared with December 31, 2009. Total brokered deposits were $191.4 million or 7% of deposits at September 30, 2010, which was a decrease of $195.0 million from the total brokered deposits of $386.4 million or 15% of deposits at December 31, 2009. Interest-bearing demand deposits included $17.3 million brokered money market funds at September 30, 2010, which was $30.3 million lower than the $47.6 million balance of brokered money market funds outstanding at December 31, 2009. Brokered CDs

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
represented $174.1 million, which was a decrease of $164.7 million over the $338.8 million of brokered CDs outstanding at December 31, 2009.
Changes in the deposit categories include an increase of $3.4 million or 1% in noninterest-bearing demand deposits, a decrease of $145.5 million or 16% in interest-bearing demand deposits, and a decrease of $9.8 million or 12% in savings accounts from December 31, 2009 to September 30, 2010. Total time deposits under $100 thousand decreased $111.6 million from $889.8 million at December 31, 2009 to $778.2 million at September 30, 2010. Time deposits over $100 thousand increased $361.6 million from $356.8 million at December 31, 2009 to $718.4 million at September 30, 2010 primarily due to certificates of deposit obtained from the national rate board postings during the nine months ended September 30, 2010. Going forward, management intends to focus on core deposit growth as our primary source of funding.
Borrowings. We use short-term and long-term borrowings from various sources including the FHLB, funds purchased from correspondent banks, reverse repurchase accounts, and trust preferred securities. Our FHLB borrowings on September 30, 2010 were $219.2 million compared to $228.2 million at December 31, 2009.
Capital Resources. Total shareholders’ equity increased $43.5 million or 35% to $168.5 million at September 30, 2010 compared to $125.0 million at December 31, 2009. The increase in shareholders’ equity was primarily a result of the $235.0 million capital infusion partially offset by the $176.7 million net loss for the nine months ended September 30, 2010.
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
Interest payable under the Trust Preferred Securities continues to accrue during the deferral period and interest on the deferred interest also accrues, both of which must be paid at the end of the deferral period and totaled $1.1 million at September 30, 2010. Prior to the expiration of the deferral period, the Company has the right to further defer interest payments, provided that no deferral period, together with all prior deferrals, exceeds 20 consecutive quarters and that no event of default (as defined by the terms of the applicable Trust Preferred Securities) has occurred and is continuing at the time of the deferral. The Company was not in default with respect to the terms of the Trust Preferred Securities at the time the quarterly payments were deferred and such deferrals did not cause an event of default under the terms of the Trust Preferred Securities.
We have taken additional actions to preserve capital. As part of a plan to recapitalize the Company, on August 11, 2010, the Investors and the Company entered into the Investment Agreements to purchase 637,500,000 shares of Common Stock for $0.40 per share as part of the aggregate $255.0 million Private Placement. Prior to the initial closing of the Private Placement, the Company was required to conduct offers to exchange each outstanding share of Series A and Series B preferred stock for Common Stock and conduct a separate exchange offer with the Treasury.

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
On September 29, 2010, the Company completed Exchange Offers with holders of the Company’s previously outstanding Series A and Series B preferred stock, resulting in the issuance of 375 newly issued shares of Common Stock for each such share of preferred stock tendered. Of the 23,266 previously outstanding shares of Series A preferred stock and 37,550 previously outstanding shares of Series B preferred stock, all but 2,200 Shares of Series A preferred stock and 200 shares of Series B preferred stock were tendered in the Exchange Offers, resulting in the issuance of 21,906,000 shares of Common Stock on September 29, 2010.
Pursuant to amendments to the series designations of the Series A and B preferred holders approved by shareholders on September 28, 2010, on September 30, 2010, the Company sent irrevocable conversion notices to all remaining holders of shares of Series A and Series B preferred stock not tendered in the Exchange Offers. Upon conversion, each share of Series A and Series B preferred stock was automatically cancelled and converted into the right to receive 375 common shares upon delivery of the Series A and Series B preferred stock certificates to the Company, for an aggregate issuance of 900,000 common shares.
In addition, the Investment Agreements required the exchange of the 80,347 shares of Series C preferred stock held by the Treasury for shares of a newly-created Series C-1 preferred stock and the conversion of such Series C-1 preferred shares into 52,225,550 shares of Common Stock prior to the initial closing of the Private Placement, which occurred on September 30, 2010. As a part of this series of transactions, the terms of the warrant held by Treasury were amended to provide for the purchase of up to 1,325,858 shares of Common Stock at an exercise price of $0.40 per share for a ten-year term following the issuance of the Amended TARP warrant.
The Investment Agreements also require that following the initial closing, the Company will commence a Rights Offering providing holders of Common Stock with a non-transferable right to purchase newly issued shares of Common Stock at $0.40 per share, the same price paid by the Investors and Treasury. The Rights Offering is expected to raise an additional $40 million.
On September 30, 2010, the Company issued $235.0 million worth of common shares, or 587,500,000 shares, at a price of $0.40 per share. The remaining $20 million of the Private Placement is expected to close by the fourth quarter of 2010 contemporaneously with the Rights Offering.
We are subject to regulatory risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Tier I capital is comprised of shareholders’ equity, net of unrealized gains or losses on available-for-sale securities, less intangible assets, while total risk-based capital adds certain debt instruments and qualifying allowances for loan losses. As of September 30, 2010, our consolidated regulatory capital ratios are Tier 1 Leverage Ratio of 6.32%, Tier 1 Risk-Based Capital Ratio of 9.43%, and Total Risk-Based Capital of 10.77%. As of September 30, 2010, we believe the Company, BOHR, and Shore to be “well-capitalized” under applicable banking regulations.
Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet our customers’ financing needs. For more information on our off-balance sheet arrangements, see Note 15, Financial Instruments with Off-Balance-Sheet Risk, of the Notes to Consolidated Financial Statements contained in the 2009 Form 10-K/A.
Contractual Obligations. Our contractual obligations consist of time deposits, borrowings, and operating lease obligations. There have not been any significant changes in our contractual obligations from those disclosed in the 2009 Form 10-K/A.
Analysis of Results of Operations
Overview. Our net income available to common shareholders for the three months ended September 30, 2010 was $30.0 million as compared with net loss available to common shareholders of $14.7 million for the three months ended September 30, 2009. During the first nine months of 2010, we incurred a net loss available to common

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
shareholders of $64.5 million, compared to the net loss available to common shareholders of $56.6 million for the first nine months of 2009. The loss available to common shareholders for the nine months ended September 30, 2010 was driven by provision for loan losses expense of $183.9 million necessary to maintain the allowance for loan losses at a level necessary to cover expected losses inherent in the loan portfolio partially offset by the benefit to common shareholders from the conversion of preferred stock to Common Stock which added $111.7 million of income available to common shareholders. Diluted income per common share for the three months was $1.02 and diluted loss per common share for the nine months ended September 30, 2010 was $2.63, an increased gain of $1.70 over the diluted loss per common share of $0.68 for the three months ended September 30, 2009 and an increased loss of $0.03 over the diluted loss per common share of $2.60 for the three months ended September 30, 2009.
Net Interest Income. Net interest income, a major component of our earnings, is the difference between the income generated by interest-earning assets reduced by the cost of interest-bearing liabilities. Net interest income for the three months ended September 30, 2010 was $17.9 million, a decrease of $8.5 million from the three months ended September 30, 2009. Net interest income for the nine months ended September 30, 2010 was $57.6 million, a decrease of $20.9 million from the nine months ended September 30, 2009. The decrease in net interest income was primarily the result of a decrease in interest income from loans of $21.7 million for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The net interest margin, which is calculated by expressing annualized net interest income as a percentage of average interest-earning assets, is an indicator of effectiveness in generating income from earning assets. Our net interest margin decreased to 3.10% for the first nine months ended September 30, 2010 from 3.75% during the first nine months of 2009. The net interest margin was 2.90% for the three months ended September 30, 2010 compared to 3.80% for the three months ended September 30, 2009. The decline in net interest margin from prior periods is due primarily to increased levels of nonaccrual loans and the effect of purchase accounting adjustments which inflated net interest income and subsequently net interest margin in 2009.
Our interest-earning assets consist of loans, investment securities, overnight funds sold and due from FRB, and interest-bearing deposits in other banks. Interest income on loans, including fees, decreased $8.2 million and $21.7 million to $27.7 million and $88.1 million for the three and nine months, respectively, ended September 30, 2010, as compared to the same time periods during 2009. These decreases were a result of decreases in average loan balances and an increase in nonaccrual loans. Interest income on investment securities increased $111 thousand and $192 thousand for the three and nine months, respectively, ended September 30, 2010 compared to the same time period during 2009. Interest income on interest-bearing deposits in other banks decreased $9 thousand and $20 thousand for the three and nine month periods, respectively, ended September 30, 2010 compared to the same time period during 2009. Interest income on overnight funds sold and due from FRB increased $208 thousand and $462 thousand for the three and nine months, respectively, ended September 30, 2010 compared to the same time period during 2009. During 2010, as loan balances decreased and deposit balances increased, the Company elected to maximize liquidity by increasing its deposit balance at the FRB.
Our interest-bearing liabilities consist of deposit accounts and borrowings. Interest expense on deposits increased $901 thousand and $1.8 million to $9.4 million and $29.7 million for the three and nine months, respectively, ended September 30, 2010 compared to the same time periods during 2009. This increase resulted from a $284.8 million increase in average interest-bearing deposits, offset by a 12-basis point decrease in the average interest rate on deposits for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. This decrease in our average deposit rates resulted in large part from declining rates on certificates of deposits and savings deposits. A reduction of our average rate on time deposits to 1.91% for the first nine months of 2010 from 2.31% for the first nine months of 2009 contributed significantly toward the decrease in overall deposit rates. Interest expense on borrowings, which consisted of FHLB borrowings, other borrowings, and overnight funds purchased decreased $259 thousand and $2.0 million for the three and nine months, respectively, ended September 30, 2010 compared to the same time periods during 2009. The $155.4 million decrease in the nine month average borrowings and partially offset by the 51-basis point increase in the average interest rate on borrowings produced this result.

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
The tables below present the average interest-earning assets and average interest-bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin for the three months ended September 30, 2010 and 2009 and nine months ended September 30, 2010 and 2009.

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009			2010 Compared to 2009
		Annualized			Annualized		Interest
		Interest	Average		Interest	Average	Income/	Variance
	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Interest-earning assets
Loans	$1,879,696	$109,920	5.85%	$2,557,046	$142,461	5.57%	$(32,541)	$6,816	$(39,357)
Investment securities	197,719	6,204	3.14%	148,518	5,761	3.88%	443	(1,234)	1,677
Interest-bearing deposits in other banks	68,964	162	0.23%	12,050	40	0.33%	122	(14)	136
Overnight funds sold and due from FRB	307,463	736	0.24%	48,084	67	0.14%	669	76	593

Total interest-earning assets	2,453,842	117,022	4.77%	2,765,698	148,329	5.36%	(31,307)	5,644	(36,951)
Noninterest-earning assets	444,642			214,243

Total assets	2,898,484			2,979,941

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	791,313	9,415	1.19%	609,497	5,848	0.96%	3,567	1,590	1,977
Savings deposits	74,480	467	0.63%	110,196	908	0.83%	(441)	(187)	(254)
Time deposits	1,459,547	27,257	1.87%	1,349,920	26,808	1.99%	449	(1,653)	2,102

Total interest-bearing deposits	2,325,340	37,139	1.60%	2,069,613	33,564	1.62%	3,575	(250)	3,825
Borrowings	272,685	8,696	3.19%	340,363	9,720	2.86%	(1,024)	1,052	(2,076)

Total interest-bearing liabilities	2,598,025	45,835	1.76%	2,409,976	43,284	1.80%	2,551	802	1,749
Noninterest-bearing liabilities
Demand deposits	247,682			245,193
Other liabilities	22,359			25,176

Total noninterest-bearing liabilities	270,041			270,369

Total liabilities	2,868,066			2,680,345
Shareholders’ equity	30,418			299,596

Total liabilities and shareholders’ equity	$2,898,484			$2,979,941

Net interest income		$71,187			$105,045

Net interest spread			3.01%			3.56%
Net interest margin			2.90%			3.80%
Note: Interest income from loans included fees of $204 at September 30, 2010 and $1,324 at September 30, 2009. Average nonaccrual loans of $357 are excluded from average loans at September 30, 2010. Average nonaccrual loans for September 30, 2009 were not material and are included in average loans above.

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009			2010 Compared to 2009
		Annualized			Annualized		Interest
		Interest	Average		Interest	Average	Income/	Variance
	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Interest-earning assets
Loans	$1,973,677	$117,827	5.97%	$2,586,189	$146,257	5.68%	$(28,430)	$7,597	$(36,027)
Investment securities	202,703	6,666	3.29%	161,462	6,385	3.97%	281	(1,203)	1,484
Interest-bearing deposits in other banks	57,497	137	0.24%	7,749	28	0.36%	109	(13)	122
Overnight funds sold and due from FRB	248,092	534	0.22%	38,351	52	0.14%	482	46	436

Total interest-earning assets	2,481,969	125,164	5.04%	2,793,751	152,722	5.49%	(27,558)	6,427	(33,985)
Noninterest-earning assets	395,519			280,324

Total assets	2,877,488			3,074,075

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	887,763	13,422	1.51%	629,092	6,255	1.00%	7,167	3,952	3,215
Savings deposits	77,483	498	0.64%	117,479	1,267	1.08%	(769)	(417)	(352)
Time deposits	1,350,176	25,730	1.91%	1,284,089	29,565	2.31%	(3,835)	(5,331)	1,496

Total interest-bearing deposits	2,315,422	39,650	1.71%	2,030,660	37,087	1.83%	2,563	(1,796)	4,359
Borrowings	275,212	8,539	3.10%	430,611	11,130	2.59%	(2,591)	1,082	(3,673)

Total interest-bearing liabilities	2,590,634	48,189	1.86%	2,461,271	48,217	1.97%	(28)	(714)	686
Noninterest-bearing liabilities
Demand deposits	245,871			249,069
Other liabilities	23,812			35,548

Total noninterest-bearing liabilities	269,683			284,617

Total liabilities	2,860,317			2,745,888
Shareholders’ equity	17,171			328,187

Total liabilities and shareholders’ equity	$2,877,488			$3,074,075

Net interest income		$76,975			$104,505

Net interest spread			3.18%			3.52%
Net interest margin			3.10%			3.75%

Note:	Interest income from loans included fees of $567 at September 30, 2010 and $1,747 at September 30, 2009. Average nonaccrual loans of $357 are excluded from average loans at September 30, 2010. Average nonaccrual loans for September 30, 2009 were not material and are included in average loans above.

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest Income.
The following tables provide an analysis of noninterest income (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service charges on deposit accounts	$1,609	$2,054	$5,029	$6,186
Mortgage banking revenue	4,262	678	8,621	3,717
Gain (loss) on sale of investment securities	(1)	2,695	468	2,695
Gain on sale of premises and equipment	117	—	160	—
Losses on foreclosed real estate and repossessed assets	(2,914)	(572)	(6,128)	(880)
Other-than-temporary impairment of securities	(23)	(211)	(67)	(343)
Insurance revenue	1,054	1,243	3,653	3,894
Brokerage revenue	61	108	214	239
Income from bank-owned life insurance	440	412	1,264	1,217
Visa check card income	539	366	1,558	1,024
ATM surcharge fee	95	111	280	311
Wire fees	48	42	134	130
Rental income	186	40	270	26
Other	482	266	1,431	1,111

Total noninterest income	$5,955	$7,232	$16,887	$19,327

For the quarter ended September 30, 2010, total noninterest income was $6.0 million, a decrease of $1.3 million or 18% as compared to third quarter 2009. For the nine months ended September 30, 2010, we reported total noninterest income of $16.9 million, a $2.4 million or 13% decrease over the same period in 2009. Noninterest income comprised 23% of total revenue for the first nine months of 2010 and 20% for the first nine months of 2009.
Service charges on deposit accounts decreased $1.2 million or 19% to $5.0 million for the first nine months of 2010 compared to the same period in 2009 due to reduced overdraft activity along with a change in policy reducing the number of overdraft charges a customer can incur on any given day. Mortgage banking revenue, which is primarily the income associated with originating and selling first lien residential real estate loans, was $8.6 million in the nine month period ended September 30, 2010 compared to $3.7 million in the prior year period. This increase was driven by the higher levels of loan originations in 2010 due to the low interest rate environment and resulting increase in mortgage refinancing activity. We generated gains on sales of investment securities of $468 thousand during the first nine months of 2010 compared to $2.7 million for comparative 2009. The deteriorating economy during 2009 and 2010 caused losses on foreclosed real estate. Losses on foreclosed real estate for the first nine months of 2010 were $6.1 million compared to $880 thousand for the first nine months of 2009 and were included as a reduction to noninterest income.
Noninterest Expense.
The following table provides an analysis of total noninterest expense (in thousands) by line item for the three and nine months ended September 30, 2010 and 2009.

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Salaries and employee benefits	$12,591	$10,366	$33,296	$32,146
Occupancy	2,317	2,232	6,765	6,316
Data processing	1,185	1,472	3,834	3,965
Impairment of goodwill	—	—	—	27,976
FDIC insurance	946	1,328	3,171	4,629
Equipment	1,035	1,215	3,058	3,706
Professional fees	1,812	167	4,355	505
Problem loan and repossessed asset costs	1,028	82	3,031	242
Amortization of intangible assets	549	646	1,486	1,727
Bank franchise tax	538	177	1,487	532
Telephone and postage	455	332	1,258	1,168
Stationery, printing, and office supplies	276	386	663	745
Directors’ and regional board fees	179	184	539	849
Advertising and marketing	163	186	549	377
Other	1,705	2,933	5,322	7,001

Total noninterest expense	$24,779	$21,706	$68,814	$91,884

Noninterest expense represents our operating and overhead expenses. Total noninterest expense increased $3.1 million or 14% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Total noninterest expense decreased $23.1 million or 25% for the first nine months of 2010 compared to the first nine months of 2009. The efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income excluding securities gains was 93% for the first nine months of 2010 compared to 97% for the first nine months of 2009. Excluding the goodwill impairment charge, the efficiency ratio for the nine months ended September 30, 2009 was 67%.
Salaries and employee benefits expense in 2010 was impacted by increases in mortgage banking personnel including the joint venture entered into by the mortgage subsidiary. Occupancy expense increased $449 thousand for the first nine months of 2010 compared to the first nine months of 2009 as a result of property taxes reclassified from equipment expense in 2010 and one new lease entered into during the first quarter of 2010. Data processing expense decreased $131 thousand for the first nine months of 2010 compared to the first nine months of 2009 due to hardware and software becoming fully depreciated during 2010. During the second quarter of 2009, we incurred a non-cash impairment charge associated with the goodwill created from the Shore acquisition of $28.0 million. FDIC insurance was $3.2 million for the nine months ended September 30, 2010 as compared with $4.6 million for the same period in 2009; the decrease was due to the special assessment charged in 2009. Equipment expense decreased $648 thousand to $3.1 million for the nine months ended September 30, 2010 as compared to the same period in 2009 due to the aforementioned property taxes reclassified to occupancy expense in 2010. For the first nine months of 2010, professional fees were $4.4 million compared to $505 thousand for comparative 2009. Professional fees increased primarily due to legal and consultant fees associated with loan collection activities.
Income Tax Provision. Income tax benefit for the third quarter of 2010 was $85 thousand. We recorded an income tax benefit of $2.2 million for the first nine months of 2010. This benefit related to expected refunds from amended tax returns for 2007 and 2008 tax years filed during 2010. Management assesses the realizability of the deferred tax asset on a quarterly basis, considering both positive and negative evidence in determining whether it is more likely than not that some portion or all of the net deferred tax asset would not be realized. A valuation allowance for the entire net deferred tax asset has been established as of September 30, 2010. Section 382 limitations related to the capital raised during the quarter ended September 30, 2010 add further uncertainty to the realizability of the deferred tax assets in future periods.

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Management considers interest rate risk to be a significant market risk for the Company. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities.
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
The expected effect on net interest income for the twelve months following September 30, 2010 and December 31, 2009 due to an immediate change in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

	September 30, 2010		December 31, 2009
	Change in Net Interest Income		Change in Net Interest Income
(in thousands)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$10,017	13.10%	$(4,861)	(5.07)%
+100 basis points	4,578	5.99%	(2,129)	(2.22)%
-100 basis points	N/A	N/A	N/A	N/A
-200 basis points	N/A	N/A	N/A	N/A
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

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
Item 4. Controls and Procedures
As of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings pursuant to the Securities Exchange Act of 1934.
In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HAMPTON ROADS BANKSHARES, INC.
PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial conditions, or results of operations.
On November 2, 2010, the Company received from the DOJ, a grand jury subpoena. For a discussion of this matter, see “Risk Factors — Risks Related to our Business — The Company has received a grand jury subpoena from the DOJ and, although the Company is not a target, there can be no assurances as to the timing or eventual outcome of the related investigation.”
ITEM 1A — RISK FACTORS
Risks Related to our Business
We incurred significant losses in 2009 and through the third quarter of 2010 and may continue to do so in the future, and we can make no assurances as to when we will be profitable.
Throughout 2009 and though the third quarter of 2010, economic conditions in the markets in which our borrowers operate continued to deteriorate and the levels of loan delinquencies and defaults that we experienced were substantially higher than historical levels and our net interest income has declined. Our loan customers continue to operate in an economically stressed environment.
As a result, our net income available to common shareholders for the three months ended September 30, 2010 was $30.0 million or $1.02 per common diluted share, and our net loss available to common shareholders for the nine months ended September 30, 2010 was $64.5 million or $2.63 per common diluted share as compared with net loss available to common shareholders of $14.7 million or $0.68 per common diluted share and $56.6 million or $2.60 per common diluted share for the three and nine months, respectively, ended September 30, 2009. The net loss for the nine months ended September 30, 2010 was primarily attributable to provision for loan losses expense of $183.9 million. This loss would have been significantly greater had it not been for a $111.7 million increase in income available to common shareholders created by the initial closing of the Private Placement. Moreover, net interest income decreased $8.5 million and $20.9 million for the three and nine months, respectively, ended September 30, 2010 as compared to the same period in 2009. In light of the current economic environment, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may continue to incur significant credit costs and net losses throughout the remainder of 2010 and into 2011, which would continue to adversely impact our financial condition and results of operations and the value of our Common Stock. We currently expect that we will not become profitable again on a quarterly basis until the later portion of 2011. Additional loan losses could cause us to incur future net losses and could adversely affect the price of, and market for, our Common Stock.
We may need to raise additional capital that may not be available to us.
As a result of our continuing losses, we may need to raise additional capital in the future if we continue to incur additional losses or due to regulatory mandates. The ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance.
Accordingly, additional capital may not be raised, if and when needed, on terms acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to maintain our capital ratios could be materially impaired, and we could face additional regulatory challenges.

HAMPTON ROADS BANKSHARES, INC.
PART II. OTHER INFORMATION
The Company has restated its financial statements, which may have a future adverse effect.
The Company may continue to suffer adverse effects from the restatement of its previously issued financial statements that were included in its annual report on Form 10-K for the year ended December 31, 2009, as amended, and its quarterly report on Form 10-Q for the quarter ended March 31, 2010, as amended.
As a result of this matter, the Company may become subject to civil litigation or regulatory actions. Any of these matters may contribute to further rating downgrades, negative publicity, and difficulties in attracting and retaining customers, employees, and management personnel.
BOHR is restricted from accepting new brokered deposits, and an inability to maintain our regulatory capital position could adversely affect our operations.
BOHR’s Written Agreement prohibits it from accepting any new brokered deposits, even though it is currently “well-capitalized” for regulatory purposes. Because Shore is not included in the Written Agreement, it is not subject to these restrictions.
In addition, Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay. If BOHR or Shore is unable to remain “well-capitalized” for regulatory purposes it will be, among other restrictions, prohibited from paying rates in excess of 75 basis points above the national market average on deposits of comparable maturity. Effective January 1, 2010, financial institutions that are not “well-capitalized” are prohibited from paying yields for deposits in excess of 75 basis points above a new national average rate for deposits of comparable maturity, as calculated by the FDIC. If a restriction is placed on the rates that BOHR and Shore are able to pay on deposit accounts that negatively impacts their ability to compete for deposits in our market area, our banks may be unable to attract or maintain core deposits, and their liquidity and ability to support demand for loans could be adversely affected.
The Company has received a grand jury subpoena from the DOJ and, although the Company is not a target, there can be no assurances as to the timing or eventual outcome of the related investigation.
On November 2, 2010, the Company received from the DOJ, a grand jury subpoena to produce information principally relating to the merger of GFH into the Company on December 31, 2008, and to loans made by GFH and its wholly owned subsidiary Gateway Bank & Trust before GFH’s merger with the Company. The DOJ has informed the Company that it is not a target of the investigation at this time, and we are fully cooperating. Although we do not believe this matter will have a material adverse affect on the Company, we can give you no assurances as to the timing or eventual outcome of this investigation.
Current and future increases in FDIC insurance premiums, including the FDIC special assessment imposed on all FDIC-insured institutions, will decrease our earnings. In addition, FDIC insurance assessments will likely increase from our prior inability to maintain a well-capitalized status, which would further decrease earnings.
EESA temporarily increased the limit on FDIC coverage to $250,000 for all accounts through December 31, 2013. The Dodd-Frank Act, signed by President Obama on July 21, 2010, permanently lifted the FDIC coverage limit to $250,000. The Dodd-Frank Act also revised the assessment methodology for funding the Deposit Insurance Fund, requiring that assessments be based on an institution’s total liabilities, not just deposit liabilities. In addition, in May of 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. The assessment is equal to five basis points of the Company’s total assets minus Tier 1 capital as of June 30, 2009. This represented a charge of approximately $1.4 million, which was recorded as a pre-tax charge during the second quarter of 2009. The FDIC has indicated that future special assessments are possible.
Even though the initial closing of the Private Placement has returned BOHR to “well-capitalized” status as of September 30, 2010, our FDIC insurance assessments for BOHR nonetheless may increase in the future due to a variety of factors. Any increases in FDIC insurance assessments would decrease our earnings.
We have entered into the Written Agreement with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions, which requires us to dedicate a significant amount of resources to complying with the agreement and may have a material adverse effect on our operations and the value of our securities.
Effective June 17, 2010, the Company and BOHR entered into the Written Agreement with the FRB and the Bureau of Financial Institutions. Shore is not a party to the Written Agreement.

HAMPTON ROADS BANKSHARES, INC.
PART II. OTHER INFORMATION
Under the terms of the Written Agreement, BOHR has agreed to develop and submit for approval within the time periods specified in the Written Agreement, written plans to:
•	strengthen board oversight of management and BOHR’s operations;

•	strengthen credit risk management policies;

•	improve BOHR’s position with respect to loans, relationships, or other assets in excess of $2.5 million that are now or in the future may become past due more than 90 days, are on BOHR’s problem loan list, or adversely classified in any report of examination of BOHR;

•	review and revise, as appropriate, current policy and maintain sound processes for determining, documenting, and recording an adequate allowance for loan and lease losses;

•	improve management of BOHR’s liquidity position and funds management policies;

•	provide contingency planning that accounts for adverse scenarios and identifies and quantifies available sources of liquidity for each scenario;

•	reduce BOHR’s reliance on brokered deposits; and

•	improve BOHR’s earnings and overall condition.
In addition, BOHR has agreed that it will:
•	not extend, renew, or restructure any credit that has been criticized by the FRB or the Bureau of Financial Institutions absent prior Board of Directors approval in accordance with the restrictions in the Written Agreement;

•	eliminate all assets or portions of assets classified as “loss” and thereafter charge off all assets classified as “loss” in a federal or state report of examination, unless otherwise approved by the FRB;

•	comply with legal and regulatory limitations on indemnification payments and severance payments; and

•	appoint a committee to monitor compliance with the terms of the Written Agreement.
In addition, the Company has agreed that it will:
•	not take any other form of payment representing a reduction in BOHR’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or Trust Preferred Securities absent prior regulatory approval;

•	take all necessary steps to correct certain technical violations of law and regulation cited by the FRB;

•	refrain from guaranteeing any debt without the prior written approval of the FRB and the Bureau of Financial Institutions; and

•	refrain from purchasing or redeeming any shares of its stock without the prior written consent of the FRB or the Bureau of Financial Institutions.
Under the terms of the Written Agreement, the Company and BOHR have submitted for approval capital plans to maintain sufficient capital at the Company, on a consolidated basis, and at BOHR, on a stand-alone basis, and to refrain from declaring or paying dividends absent prior regulatory approval.

HAMPTON ROADS BANKSHARES, INC.
PART II. OTHER INFORMATION
This description of the Written Agreement is qualified in its entirety by reference to the copy of the Written Agreement filed with the Company’s Current Report on Form 8-K, filed June 17, 2010. To date, the Company and BOHR have met all of the deadlines for taking actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement. The Audit Committee has been appointed to oversee the Company’s compliance with the terms of the agreement and has met each month to review compliance. Written plans have been submitted for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations. The Company has also submitted its written policies and procedures for maintaining an adequate allowance for loan and lease losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $2.5 million. Additionally, the Company instituted the required review process for all classified loans. Previously, the Company charged off the assets identified as loss from the previous examination. Moreover, the Company has raised $235.0 million in the initial closing of the Private Placement. The Company and BOHR were “well-capitalized” as of September 30, 2010. As a result, management believes the Company and BOHR are in full compliance with the terms of the agreement. If, however, we do not comply with the Written Agreement, we could be subject to the assessment of civil money penalties, further regulatory sanctions, or other regulatory enforcement actions.
Our estimate for losses in our loan portfolio may be inadequate, which would cause our results of operations and financial condition to be adversely affected.
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to our expenses, that represents management’s best estimate of probable losses within our existing portfolio of loans. Our allowance for loan losses amounted to $163.3 million at September 30, 2010 as compared to $132.7 million at December 31, 2009. The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and unidentified losses inherent in the current loan portfolio that have been increasing in light of recent economic conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Any such increases in the allowance for loan losses may have a material adverse effect on our results of operations, financial condition, and the value of our Common Stock.
We have had and may continue to have large numbers of problem loans and difficulties with our loan administration, which could increase our losses related to loans.
Our non-performing assets as a percentage of total assets increased to 12% at September 30, 2010 from 9% at December 31, 2009. On September 30, 2010, 0.95% of our loans are 30 to 89 days delinquent and are treated as performing assets. Based on these delinquencies, we expect more loans to become non-performing. The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets.
In the past, our management of non-performing loans was, at times, not as strong as we would prefer. In 2009, we hired an independent third party to review a significant portion of our loans. The independent third party discovered several issues with our loan management that we have since taken significant remedial steps to address. The following issues were identified: updated appraisals on problem loans and large loans secured by real estate were not always being obtained; better organized credit files were needed; additional resources were needed to manage problem loans; and a lack of well-defined internal workout policies and procedures.
A variety of initiatives were undertaken in 2009 to remediate the conditions noted above as well as other enhancements to our credit review and collection processes. Initiatives and procedures which augmented the credit administration function included acquisition and development loan reviews, interest reserve loan reviews, past due loan reviews, forecasting reviews, standard loan reviews, loans presented for approval and renewal, relationship reviews, and global cash flow analyses. We have improved the organization of our credit files and have made efforts to attain appraisal updates in a timelier manner. In addition to the internal review of credit quality, we engaged an independent credit consulting firm to conduct an analysis of our loan portfolio. We also increased staffing in credit administration and established and staffed a separate special assets function to manage problem assets.

HAMPTON ROADS BANKSHARES, INC.
PART II. OTHER INFORMATION
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
If we fail to meet the continued listing requirements of the NASDAQ Global Select Market, our Common Stock could be delisted.
Our Common Stock is listed on the NASDAQ Global Select Market. As a NASDAQ Global Select Market listed company, we are required to comply with the continued listing requirements of the NASDAQ Marketplace Rules to maintain our listing status. Among these continued listing requirements is the requirement that our Common Stock maintain a minimum closing bid price of at least $1.00 per share. Our Common Stock has recently begun to trade below the minimum closing bid price requirement under the NASDAQ Marketplace Rules. If the closing bid price for our Common Stock falls below $1.00 for 30 consecutive trading days, NASDAQ will deliver a deficiency letter to us for failing to meet this continued listing requirement and require compliance with this requirement within 180 days after the deficiency unless another extension is permitted under the NASDAQ Marketplace Rules. One option available to the Company for addressing this issue would be for the Company to implement a reverse stock split, which, if implemented, could raise the price of the Company’s Common Stock. On September 28, 2010, the Company’s shareholders authorized management to effect a reverse stock split at managements discretion. If, however, we are unable to implement a reverse stock split for any reason and/or if we are unable to otherwise regain compliance with NASDAQ continued listing requirements, our Common Stock could be delisted.
Delisting from the NASDAQ Global Select Market could reduce the ability of investors to purchase or sell our Common Stock as quickly and as inexpensively as they have done historically and could subject transactions in our securities to the penny stock rules. Furthermore, failure to obtain listing on another market or exchange may make it more difficult for traders to sell our securities. Broker-dealers may be less willing or able to sell or make a market in our securities because of the penny stock disclosure rules. Not maintaining a listing on a major stock market or exchange may result in a material decline in the market price of our Common Stock due to a decrease in liquidity and reduced interest by institutions and individuals in investing in our securities.
Delisting could also make it more difficult for us to raise capital in the future.
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

HAMPTON ROADS BANKSHARES, INC.
PART II. OTHER INFORMATION
We are subject to the rules and regulations of the FRB. If we fail to comply with federal and state bank regulations, the regulators may limit our activities or growth and impose monetary penalties, which could severely limit or end our operations. Banking laws and regulations change from time to time. Bank regulations can hinder our ability to compete with financial services companies that are not regulated in the same manner or are less regulated. Federal and state bank regulatory agencies regulate many aspects of our operations. These areas include:
•	The level of capital that must be maintained;

•	The kinds of activities that can be engaged in;

•	The kinds and amounts of investments that can be made;

•	The locations of our financial centers;

•	Insurance of deposits and the premiums that we must pay for this insurance; and

•	The amount of cash we must set aside as reserves for deposits.
Bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule, or regulation.
We are aware of and previously disclosed to our regulators that a $21.5 million loan from BOHR to the Company is inadequately secured in violation of Regulation W promulgated by the FRB and remains outstanding as of the date of this Report. Possible enforcement actions against us could include the issuance of a cease-and-desist order that could be judicially enforced; the imposition of civil monetary penalties; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party; the appointment of a conservator or receiver; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; and the enforcement of such actions through injunctions or restraining orders. Any such regulatory action may have a material adverse effect on our ability to operate our bank subsidiaries and execute our strategy.
If the value of real estate in the markets we serve were to further decline materially, a significant portion of our loan portfolio could become further under-collateralized, which could have a material adverse effect on us.
With approximately three-fourths of our loans concentrated in the regions of Hampton Roads, Richmond, and the Eastern Shore of Virginia and the Triangle region of North Carolina, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. Moreover, our markets in Wilmington, North Carolina and the Outer Banks of North Carolina have been especially hard hit by recent declines in real estate values. A further decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would negatively impact our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies, and natural disasters.
Our commercial real estate and equity line lending may expose us to a greater risk of loss and hurt our earnings and profitability.
Our business strategy centers, in part, on offering commercial and equity line loans secured by real estate in order to generate interest income. These types of loans generally have higher yields and shorter maturities than traditional one-to-four family residential mortgage loans. At September 30, 2010, commercial and residential loans secured by real estate totaled $1.23 billion, which represented 55% of total loans. Such loans increase our credit risk profile relative to other financial institutions that have lower concentrations of commercial real estate and equity line loans.

HAMPTON ROADS BANKSHARES, INC.
PART II. OTHER INFORMATION
Loans secured by commercial real estate properties are generally for larger amounts and involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on loans secured by these properties generally are dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.
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
A significant amount of our loan portfolio contains loans used to finance construction and land development and these types of loans subject our loan portfolio to a higher degree of credit risk.
Although we are no longer making new loans to finance construction and land development, a significant amount of our portfolio contains such loans. Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction, the marketability of the property, and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria were designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to our operations.
At September 30, 2010, we had loans of $560.2 million or 27% of total loans outstanding to finance construction and land development. Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.
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
The global and U.S. economies continue to experience a protracted slowdown in business activity as a result of disruptions in the financial system, including a lack of confidence in the worldwide credit markets. Currently, the U.S. economy remains in the midst of one of its longest economic recessions in recent history. Dramatic declines in the housing market over more than the past 24 months, with falling home prices and increasing foreclosures, unemployment, and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail.

HAMPTON ROADS BANKSHARES, INC.
PART II. OTHER INFORMATION
Reflecting concern about the stability of the financial markets and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. Market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets could continue to adversely affect our business, financial condition, and results of operations. Market developments may continue to affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and could have a material adverse effect on the value of, or market for, our Common Stock.
Our ability to maintain adequate sources of funding may be negatively impacted by the current economic environment which may, among other things, impact our ability to resume the payment of dividends or satisfy our obligations.
Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. In managing our balance sheet, a primary source of funding is customer deposits. Our ability to continue to attract these deposits and other funding sources is subject to variability based upon a number of factors including volume and volatility in the securities markets and the relative interest rates that we are prepared to pay for these liabilities. Further, BOHR is prohibited under the Written Agreement with the FRB from accepting new brokered deposits. Our potential inability to maintain adequate sources of funding may, among other things, impact our ability to resume the payment of dividends or satisfy our obligations.
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
The management of liquidity risk is critical to the management of our business and to our ability to service our customer base. In managing our balance sheet, a primary source of liquidity is customer deposits. Our ability to continue to attract these deposits and other funding sources is subject to variability based upon a number of factors including volume and volatility in the securities markets and the relative interest rates that we are prepared to pay for these liabilities. The availability and level of deposits and other funding sources, including borrowings and the issuance of equity and debt securities, is highly dependent upon the perception of the liquidity and creditworthiness of the financial institution, and such perception can change quickly in response to market conditions or circumstances unique to a particular company. Concerns about our financial condition or concerns about our credit exposure to other persons could adversely impact our sources of liquidity, financial position, regulatory capital ratios, results of operations, and our business prospects.
The current economic environment may negatively impact our ability to maintain required capital levels or otherwise negatively impact our financial condition, which may, among other things, limit our access to certain sources of funding and liquidity.

HAMPTON ROADS BANKSHARES, INC.
PART II. OTHER INFORMATION
If the level of deposits were to materially decrease, we would have to raise additional funds by increasing the interest that we pay on certificates of deposit or other depository accounts, seek other debt or equity financing, or draw upon our available lines of credit. Shore relies on brokered deposits (and BOHR has historically relied on such deposits) and we reply on commercial retail deposits as well as advances from the FHLB and the FRB discount window to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB or market conditions were to change or because we are restricted from doing so by regulatory restrictions. For example, BOHR is prohibited from obtaining brokered deposits pursuant to the terms of its Written Agreement with the FRB. Additionally, the FHLB or FRB could limit our access to additional borrowings. We constantly monitor our activities with respect to liquidity and evaluate closely our utilization of our cash assets; however, there can be no assurance that our liquidity or the cost of funds to us may not be materially and adversely impacted as a result of economic, market, or operational considerations that we may not be able to control.
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
Our profitability depends in substantial part upon the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. These rates are normally in line with general market rates and rise and fall based on management’s view of our needs. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, and the volume of loan originations in our mortgage banking business. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. This could, in turn, have a material adverse affect on the value of our Common Stock.

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
Because a substantial portion of our loans are with customers and businesses located in the central and coastal portions of Virginia, North Carolina, and Maryland, catastrophic events, including natural disasters such as hurricanes which historically struck the east coast of the United States with some regularity or terrorist attacks could disrupt our operations. Any of these natural disasters or other catastrophic events could have a negative impact on our financial centers and customer base as well as collateral values and the strength of our loan portfolio. Any natural disaster or catastrophic event affecting us could have a material adverse impact on our operations and the value of our Common Stock.
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
Our Articles of Incorporation, as well as the Company’s Bylaws, contain provisions that may be deemed to have the effect of discouraging or delaying uninvited attempts by third parties to gain control of the Company. These provisions include the division of our Board of Directors into classes and the ability of our board to set the price, term, and rights of, and to issue, one or more additional series of our preferred stock. Similarly, the Virginia Stock Corporation Act contains provisions designed to protect Virginia corporations and employees from the adverse effects of hostile corporate takeovers. These provisions reduce the possibility that a third party could effect a change in control without the support of our incumbent directors. These provisions may also strengthen the position of current management by restricting the ability of shareholders to change the composition of the board, to affect its policies generally, and to benefit from actions that are opposed by the current board.

HAMPTON ROADS BANKSHARES, INC.
PART II. OTHER INFORMATION
Risks Relating to our Existing Capital Structure and Common Stock
Because we will issue additional shares of Common Stock, existing shareholders could be subject to substantial dilution.
We anticipate additional funding in the form of equity financing from the sale of our Common Stock. As such, existing shareholders could be subject to dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us.
The market for our Common Stock historically has experienced significant price and volume fluctuations.
The market for our Common Stock historically has experienced and may continue to experience significant price and volume fluctuations similar to those experienced by the broader stock market in recent years. Generally, the fluctuations experienced by the broader stock market have affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our Common Stock. In addition, our announcements of our quarterly operating results, changes in general conditions in the economy or the financial markets, and other developments affecting us, our affiliates, or our competitors could cause the market price of our Common Stock to fluctuate substantially.
We are not paying dividends on our Common Stock and are prevented from doing so. The failure to resume paying dividends on our Common Stock may adversely affect us.
We historically paid cash dividends prior to the third quarter of 2009. During the third quarter of 2009, we suspended dividend payments on our Common Stock. We are prevented by our regulators from paying dividends until our financial position improves. In addition, the retained deficit of BOHR, our principal banking subsidiary is currently $319.9 million. Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings. It is unlikely in the near term that we would be able to pay dividends if BOHR cannot pay dividends to us. As a result, there is no assurance if or when we will be able to resume paying cash dividends. Even if we are allowed by our regulators to resume paying dividends again, the Exchange Agreement provides that, until the earlier of December 31, 2011 or such time as the Treasury ceases to own any debt or equity securities of the Company, we must obtain the consent of the Treasury prior to declaring or paying any cash dividend of more than $0.006 per share of our Common Stock.
In addition, all dividends are declared and paid at the discretion of our Board of Directors and are dependent upon our liquidity, financial condition, results of operations, regulatory capital requirements, and such other factors as our Board of Directors may deem relevant. The ability of our banking subsidiaries to pay dividends to us is also limited by obligations to maintain sufficient capital and by other general restrictions on dividends that are applicable to our banking subsidiaries. If we do not satisfy these regulatory requirements, we are unable to pay dividends on our Common Stock.

HAMPTON ROADS BANKSHARES, INC.
PART II. OTHER INFORMATION
Holders of our Common Stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. We are subject to formal regulatory and state law restrictions that do not permit us to declare or pay any dividend without the prior written approval of our banking regulators. Although we can seek to obtain a waiver of this prohibition, our regulators may choose not to grant such a waiver, and we would not expect to be granted a waiver or be released from this obligation until our financial performance and retained earnings improve significantly. Therefore, we may not be able to resume payments of dividends in the future.
Risks Relating to Market, Legislative, and Regulatory Events
Our business, financial condition, and results of operations are highly regulated and could be adversely affected by new or changed regulations and by the manner in which such regulations are applied by regulatory authorities.
Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies placing increased focus on and scrutiny of the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. In addition to participating in the TARP CPP and Capital Assistance Program, the U.S. Government has taken steps that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insured deposits. These programs subject us and other financial institutions who have participated in these programs to additional restrictions, oversight and/or costs that may have an impact on our business, financial condition, results of operations, or the price of our Common Stock.
Compliance with such regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital, and limit our ability to pursue business opportunities in an efficient manner. We also will be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The increased costs associated with anticipated regulatory and political scrutiny could adversely impact our results of operations.
New proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry. Federal and state regulatory agencies also frequently adopt changes to their regulations and/or change the manner in which existing regulations are applied. We cannot predict whether any pending or future legislation will be adopted or the substance and impact of any such new legislation on us. Additional regulation could affect us in a substantial way and could have an adverse effect on our business, financial condition, and results of operations.
Banking regulators have broad enforcement power, but regulations are meant to protect depositors and not investors.
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
The Board of Governors of the Federal Reserve System regulates the supply of money and credit in the United States. Its policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. It also can materially decrease the value of financial assets we hold, such as debt securities. Its policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans.

HAMPTON ROADS BANKSHARES, INC.
PART II. OTHER INFORMATION
In addition, as a public company we are subject to securities laws and standards imposed by the Sarbanes-Oxley Act. Because we are a relatively small company, the costs of compliance are disproportionate compared with much larger organizations. Continued growth of legal and regulatory compliance mandates could adversely affect our expenses, future results of operations, and the value of our Common Stock. In addition, the government and regulatory authorities have the power to impose rules or other requirements, including requirements that we are unable to anticipate, that could have an adverse impact on our results of operations and the value of our Common Stock.
The recently enacted Dodd-Frank Act may adversely affect our business, financial condition, and results of operations.
On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act makes extensive changes to the laws regulating financial services firms and requires significant rule-making. In addition, the law mandates multiple studies, which could result in additional legislative or regulatory action. While the full effects of the Dodd-Frank Act on the Company cannot yet be determined, the new law is generally perceived as negatively impacting the financial services industry and may result in an increase in our compliance costs and reduction in our interchange fees.
Although management does not expect the Dodd-Frank Act to have a material adverse effect on the Company, it is not possible to predict at this time all the effects the Dodd-Frank Act will have on the Company and the rest of the financial institution industry. It is possible that the Company’s interest expense could increase and deposit insurance premiums could change and steps may need to be taken to increase qualifying capital.
The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry, generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated at prices sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations and the value of, or market for, our Common Stock.

ITEM 2	— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of the Company’s Common Stock in the open market and through privately negotiated transactions. The Company did not repurchase any shares of Common Stock other than through this publicly announced plan. There were no share repurchase transactions conducted during the third quarter of 2010.

ITEM 3	— DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4	— REMOVED AND RESERVED

ITEM 5	- OTHER INFORMATION
None.

HAMPTON ROADS BANKSHARES, INC.
PART II. OTHER INFORMATION

ITEM 6	— EXHIBITS
3.1	Amended and Restated Articles of Incorporation of Hampton Roads Bankshares, Inc., attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 28, 2010, incorporated herein by reference.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, incorporated by reference from the Registrant’s Form 8-K, filed September 24, 2009.

4.1	Specimen of Common Stock Certificate.*

4.2	Carlyle Contingent Warrant for Purchase of Common Stock.*

4.3	Anchorage Contingent Warrant for Purchase of Common Stock.*

4.4	Anchorage Standard Warrant for Purchase of Common Stock.*

4.5	CapGen Contingent Warrant for Purchase of Common Stock.*

4.6	CapGen Standard Warrant for Purchase of Common Stock.*

4.7	Amended and Restated Warrant for Purchase of Shares of Common Stock issued to the United States Department of the Treasury, incorporated by reference from the Registrant’s Form 8-K, filed August 18, 2010.

4.8	Letter Agreement, dated December 31, 2008, by and between Hampton Roads Bankshares, Inc. and the United States Department of the Treasury, incorporated by reference from the Registrant’s Form 8-K, filed January 5, 2009.

4.9	Exchange Agreement, dated August 12, 2010, by and between Hampton Roads Bankshares, Inc. and the United States Department of the Treasury, incorporated by reference from the Registrant’s Form 8-K, filed August 18, 2010.

10.1	Second Amended and Restated Investment Agreement, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.2	Amended and Restated CapGen Investment Agreement, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.3	Form of Second Amended and Restated Securities Purchase Agreement, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.4	Amended and Restated Securities Purchase Agreement, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.5	Carlyle Investor Letter, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.6	Anchorage Investor Letter, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.7	CapGen Investor Letter, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.8	Consent Letter with affiliate of Davidson Kempner, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.9	Consent Letter with affiliates of Fir Tree, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.10	Assignment and Assumption Agreement, among Goldman, Sachs & Co., CapGen Capital Group VI LP, and C12 Protium Value Opportunities Ltd., dated September 23, 2010, incorporated by reference from the Registrant’s Form 8-K, filed September 23, 2010.

HAMPTON ROADS BANKSHARES, INC.
PART II. OTHER INFORMATION
31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC. (Registrant)
DATE: November 9, 2010	/s/ Lorelle Fritsch
Lorelle Fritsch
Interim Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)