Form 10-K
period 2010-12-31
HAMPTON ROADS BANKSHARES INC
filed 2011-03-23
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

Commission File Number 001-32968

HAMPTON ROADS BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-2053718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 Waterside Drive, Suite 200 Norfolk, Virginia	23510
(Address of principal executive offices)	(Zip Code)

(757) 217-1000

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $14,048,796

The number of shares outstanding of the issuer's Common Stock as of March 10, 2011 was 834,675,026 shares, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2010 are incorporated by reference into Part II, which excerpts from the Annual Report are filed herewith as Exhibit 13.1.

Portions of the Proxy Statement for the 2011 annual shareholders’ meeting are incorporated by reference into Part III.

Hampton Roads, Bankshares, Inc.

Form 10-K Annual Report

For the Year Ended December 31, 2010

ii

PART 1

ITEM 1 - BUSINESS

Overview

Unless indicated otherwise, the terms “we,” “us,” or “our” refer to Hampton Roads Bankshares, Inc. and its consolidated subsidiaries.

Hampton Roads Bankshares, Inc. (the “Company”), a Virginia corporation, was incorporated under the laws of the Commonwealth of Virginia on February 28, 2001, primarily to serve as a holding company for Bank of Hampton Roads (“BOHR”). On July 1, 2001, all BOHR common stock converted into Hampton Roads Bankshares, Inc. common stock on a share for share exchange basis, making BOHR a wholly-owned subsidiary of the Company. In January 2004, we formed Hampton Roads Investments, Inc., a wholly-owned subsidiary, to provide securities, brokerage, and investment advisory services. This subsidiary is currently inactive.

On June 1, 2008, pursuant to the terms of the Agreement and Plan of Merger dated as of January 8, 2008 by and between the Company and Shore Financial Corporation (“SFC”), the Company acquired via merger all of the outstanding shares of SFC making Shore Bank (“Shore”), a wholly owned subsidiary of the Company. Shore has a wholly-owned subsidiary, Shore Investments Inc.

On December 31, 2008, pursuant to the terms of the Agreement and Plan of Merger dated as of September 23, 2008 by and between the Company and Gateway Financial Holdings, Inc. (“GFH”), the Company acquired via merger all of the outstanding shares of GFH making Gateway Bank & Trust Co. (“Gateway”) and its other affiliates wholly-owned subsidiaries of the Company. On May 11, 2009, Gateway was dissolved and merged into BOHR.

BOHR is a Virginia state-chartered commercial bank with 29 full-service offices in the Hampton Roads region of southeastern Virginia, including ten offices in the city of Chesapeake, five offices in the city of Norfolk, ten offices in the city of Virginia Beach, two offices in Emporia, and two offices in the city of Suffolk. In addition, BOHR has 21 full-service offices located in the Northeastern, Southeastern, and Research Triangle regions of North Carolina and in Richmond and Charlottesville, Virginia that do business as Gateway. Through its acquisition of GFH, the bank owns four wholly-owned operating subsidiaries. Gateway Insurance Services, Inc., an insurance agency with offices in Edenton, Hertford, Elizabeth City, Plymouth, Moyock, and Kitty Hawk, North Carolina and the Hampton Roads area of Virginia, sells insurance products to businesses and individuals. Gateway Investment Services, Inc. assists customers in their securities brokerage activities through an arrangement with an unaffiliated broker-dealer. As prescribed by this arrangement, Gateway Investment Services earns revenue through a commission sharing arrangement with the unaffiliated broker-dealer. Gateway Bank Mortgage, Inc. provides mortgage banking services with products that are sold on the secondary market. Gateway Title Agency, Inc. engaged in title insurance and settlement services for real estate transactions and was closed October 29, 2010. BOHR commenced operations in 1987.

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

Our principal executive office is located at 999 Waterside Drive, Suite 200, Norfolk, VA 23510 and our telephone number is (757) 217-1000. The Company’s common stock, par value $0.01 per share (the “Common Stock”), trades on the NASDAQ Global Select Market under the symbol “HMPR.”

Recapitalization Plan

Like many financial institutions across the United States, we have been affected by deteriorating economic conditions and related financial losses. The revised report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended December 31, 2009, contained an explanatory paragraph regarding the uncertainty of our ability to continue as a going concern. Under our Written Agreement (the “Written Agreement”) with the Federal Reserve Bank of Richmond (“FRB”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (“Bureau of Financial Institutions”), we were required to raise additional capital.

Due to the Great Recession, and the deterioration of the regulatory capital of BOHR, we pursued strategic alternatives to raise capital and strengthen our balance sheet over the past eighteen months. Following the withdrawal of the Company’s underwritten public offering of Common Stock in August 2009, the Board of Directors worked closely with management and the Company’s advisors to evaluate potential alternatives for raising additional capital, including possibly selling common or preferred stock in public or private offerings, issuing subordinated debt and/or warrants, disposing of branches or related assets, trading deposits or loans, and considering other strategic alternatives.

As a result, the Company entered into the various definitive investment agreements (the “Investment Agreements”) with the Investors to purchase 637,500,000 shares of Common Stock of the Company for $0.40 per share as part of an aggregate $255 million private placement (the “Private Placement”), in two separate closings. The “Investors” are affiliates of The Carlyle Group (“Carlyle”) and Anchorage Advisors, L.L.C. (“Anchorage” together with Carlyle, the “Anchor Investors”), CapGen Capital Group VI LP (“CapGen”), affiliates of Davidson Kempner Capital Management (“Davidson Kempner”), affiliates of Fir Tree, Inc. (“Fir Tree”), and C12 Protium Value Opportunities Ltd. (“C12”).

The initial closing (the “First Closing”) related to the issuance of $235 million worth of Common Stock occurred on September 30, 2010 following shareholder approval at the Company’s shareholders’ meetings held on September 28, 2010 and upon the exchange of 80,347 shares of Series C preferred stock held by the United States Department of the Treasury (the “Treasury”) for newly-created shares of Series C-1 preferred stock (the “TARP Exchange”) and subsequent conversion of such Series C-1 preferred shares into 52,225,550 shares of Common Stock (the “TARP Conversion”), the exchange of Series A and B preferred for up to 22,806,000 shares of Common Stock (the “Exchange Offers”), and approval of an amendment to the preferred stock designations (the “Preferred Amendments”). Certain of the Investors or their affiliates also received warrants to purchase Common Stock in connection with the Private Placement. Additional information on these warrants and the transactions comprising the Company’s Recapitalization Plan (as defined below) can be found in Note 3, Recapitalization Plan, of the Notes to the Company’s consolidated Financial Statements, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity” and below.

The second closing, related to the issuance of an additional $20 million worth of Common Stock to the Investors (the “Second Closing” and collectively with the First Closing, the “Closings”), occurred on December 28, 2010.

In addition, under the terms of the Investment Agreements, the Company was required to conduct a $40 million rights offering, which allowed existing shareholders of record on September 29, 2010 to purchase common shares at the same $0.40 purchase price per share as the Investors (the “Rights Offering”). Pursuant to the Investment Agreements, the Investors agreed to purchase any shares not sold in the Rights Offering pursuant to a backstop commitment (the “Backstop”). Eligible shareholders who elected to participate in the Rights Offering purchased 24.4 million shares. Pursuant to the Investment Agreements, the Investors honored their backstop commitments to purchase at the same price per share the remaining 75.6 million shares not purchased by shareholders eligible to participate in the Rights Offering. This transaction also closed on December 28, 2010.

The transactions described above are part of the Company’s “Recapitalization Plan” which includes the Private Placement, Rights Offering, Exchange Offers, TARP Exchange, TARP Conversion, and Preferred Amendments. The issuance of Common Stock under the Recapitalization Plan and other authorizations were unanimously approved by the Board of Directors, and subsequently, the common shareholders at the Company’s 2010 annual meeting of common shareholders (the “Annual Meeting”). The requisite amount of Series A and B preferred shareholders also approved the Preferred Amendments on that date.

Summaries of the material terms of the Investment Agreements are qualified in their entirety by reference to the full text of each document. Copies of the Investment Agreements and ancillary documents are attached as Exhibits 10.1-10.9 to our Form 8-K filed on August 17, 2010, and Exhibit 10.1 to the Company’s Current Report on Form 8-K,

filed on September 23, 2010, which are incorporated by reference herein.

As of December 31, 2010, as a result of the First Closing and Second Closing, the Banks were “well capitalized” under applicable regulatory guidance.

Business

Principal Products or Services

We engage in a general community and commercial banking business, targeting the banking needs of individuals and small- to medium-sized businesses in our primary service areas which include South Hampton Roads, Virginia, the Northeastern, Southeastern, and Research Triangle regions of North Carolina, the Eastern Shore of Virginia and Maryland, and Richmond, Virginia. Our principal business is to attract deposits and to loan in the community or to invest those deposits on profitable terms. We offer traditional loan and deposit banking services, as well as telephone banking, Internet banking, remote deposit capture, and debit cards. We accept both commercial and consumer deposits. These deposits are in varied forms of both demand and time accounts including checking accounts, interest checking, money market accounts, savings accounts, certificates of deposit, and IRA accounts. Additionally, we offer a network of sixty-seven ATM machines to support our customers.

We are involved in the construction and real estate lending markets and extend both personal and commercial credit. Our loans consist of varying terms and can be secured or unsecured. Loans to individuals are for personal, household, and family purposes. Loans to businesses are for such purposes as working capital, plant expansion, and equipment purchases. Real estate loans are made for both residential and commercial properties. Loan revenues, in the form of interest income including fees, represented 80%, 83%, and 84% of our total consolidated operating revenues for the years ended December 31, 2010, 2009, and 2008, respectively.

Lending Activities

General. We offer a range of commercial, real estate, and consumer lending products and services, described in further detail below. Our loan portfolio is comprised of the following categories: commercial and industrial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment loans to individuals. Our primary lending objective is to meet business and consumer needs in our market areas while maintaining our standards of profitability and credit quality and enhancing client relationships. All lending decisions are based upon an evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan. With few exceptions, personal guarantees are required on all loans.

Commercial and industrial loans. We make commercial and industrial loans to qualified businesses in our market areas. Commercial and industrial loans are loans to businesses which are typically not collateralized by real estate. Generally, the purpose of commercial and industrial loans is for the financing of accounts receivable, inventory, or equipment and machinery. Repayment of commercial and industrial loans may be more substantially dependent upon the success of the business itself, and therefore, must be monitored more frequently. In order to reduce our risk, the Banks require regular updates of the business’ financial condition, as well as that of the guarantors, and regularly monitor accounts receivable and payable of such businesses when deemed necessary.

Construction loans. Although we are generally no longer making new loans to finance construction and land development, a significant amount of our portfolio contains such loans. We historically made construction and development loans to individuals and businesses for the purpose of construction of single family residential properties, multi-family properties, and commercial projects as well as the development of residential neighborhoods and commercial office parks. To manage risk on construction and development loans, the Banks funded these loans on an “as-completed” basis with experienced bank representatives inspecting the properties before funding. Larger, more complicated projects required independent inspections by an architectural or engineering firm approved by the Banks prior to funding. Additionally, risk was being managed in the construction and development portfolio by limiting additional lending for speculative building of both residential and commercial properties, based upon the borrower’s history with the Banks, financial strength, and the loan-to-value ratio of such speculative property. The Banks rarely exceeded 80% loan-to-value on any new construction loan. An individual who borrowed with the purpose of building a personal residence provided evidence of a permanent mortgage as well as a contract with a builder before the closing of the loan.

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

Installment loans to individuals. Installment loans to individuals are made on a regular basis for personal, family, and general household purposes. More specifically, we make automobile loans, home improvement loans, loans for vacations, and debt consolidation loans. Due to low interest rates offered by auto dealership financial programs, this segment of the loan portfolio has declined in recent years. While consumer financing may entail greater collateral risk than real estate financing on a per loan basis, the relatively small principal balance of each loan mitigates the risk associated with this segment of the portfolio.

Deposits

We offer a broad range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing savings accounts, and certificates of deposit with a range of maturity date options. The primary sources of deposits are small- and medium-sized businesses and individuals within our target markets. Additionally, we entered the national certificate of deposit market and the brokered certificate of deposit market during 2007. Pursuant to the Written Agreement, however, BOHR is currently prohibited from accepting any new brokered deposits.

Pursuant to Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the FDIC has adopted final rules whereby it will provide unlimited deposit insurance for noninterest-bearing transaction accounts through December 31, 2013. This includes personal and business noninterest-bearing deposit and checking accounts and certain types of attorney trust accounts. This temporary unlimited coverage is in addition to the FDIC’s coverage of $250,000 available to depositors under the FDIC’s general deposit insurance rules.

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

Automatic Teller Machines

We have a network of sixty-seven ATMs throughout our markets, which are accessible by the customers of our subsidiary banks.

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

The Company offers other services that complement the core financial services offered by the Banks. The Company also provides insurance products to businesses and individuals through its subsidiary insurance agency, Gateway Insurance Services, Inc. Two of our wholly-owned subsidiaries, Shore Investments Inc. and Gateway Investment Services, Inc., provide securities, brokerage, and investment advisory services and are capable of handling many aspects of wealth management including stocks, bonds, annuities, mutual funds, and financial consultation. Additionally, Gateway Bank Mortgage, Inc. engages in originating and processing mortgage loans.

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

Market

The Company’s market area includes the Hampton Roads cities of Chesapeake, Norfolk, Virginia Beach, Portsmouth, and Suffolk, Virginia; the Northeastern, Southeastern, and Research Triangle regions of North Carolina; the Eastern Shore of Virginia and Maryland; and Richmond, Virginia. This region has a diverse, well-rounded economy supported by a solid manufacturing base and a significant military presence. The Company has no significant concentrations to any one customer.

Government Supervision and Regulation

General

As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System.

Other federal and state laws govern the activities of our Banks, including the activities in which they may engage, the investments they make, the aggregate amount of loans they may grant to one borrower, and the dividends they may declare and pay to us. Our bank subsidiaries are also subject to various consumer and compliance laws. As Virginia state-chartered banks, BOHR and Shore are primarily subject to regulation, supervision, and examination by the Bureau of Financial Institutions. In addition, we are regulated and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) through the FRB. We must furnish to the Federal Reserve quarterly and annual reports containing detailed financial statements and schedules. All aspects of our operations, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends, and establishment of branches are governed by these authorities. These authorities are able to impose penalties, initiate civil and administrative actions, and take further steps to prevent us from engaging in unsafe or unsound practices. In this regard, the Federal Reserve has adopted capital adequacy requirements.

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

•	acquiring substantially all the assets of any bank and

•

acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares) or merging or consolidating with another bank holding company.

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act (the “Acts”), together with their regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Under the Acts, control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Under the Acts, control is presumed to exist if a person acquires 10% or more, but less than 25%, of any class of voting securities and if the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption. None of our investors own 25% or more of the outstanding Common Stock of the Company.

Payment of Dividends

The Company is a legal entity separate and distinct from the Banks and our subsidiaries. Substantially all of our cash revenues will result from dividends paid to us by our Banks and interest earned on short-term investments. Our Banks are subject to laws and regulations that limit the amount of dividends that they can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings. Additionally, our Banks may not declare a dividend, unless the dividend is approved by the Federal Reserve, if the total amount of all dividends, including the proposed dividend, declared by the bank in any calendar year exceeds the total of the bank’s retained net income of that year to date, combined with its retained net income of the two preceding years. Our Banks may not declare or pay any dividend if, after making the dividend, the bank would be “undercapitalized,” as defined in the banking regulations. As of December 31, 2010, both the Company and BOHR were prevented by the Written Agreement from paying dividends without prior regulatory approval.

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

The Company is also required to obtain the consent of the Treasury to increase dividends on its Common Stock until the earlier of December 31, 2011 or such time as the Treasury ceases to own any debt or equity securities of the Company.

Insurance of Accounts, Assessments, and Regulation by the FDIC

The deposits of our bank subsidiaries are insured by the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance assessments of the Deposit Insurance Fund (“DIF”) of the FDIC.

Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000 (insurance coverage had previously been temporarily raised to that level until December 31, 2013). The coverage limit is per depositor, per insured depository institution for each ownership category.

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

This system is intended to more closely tie each bank’s deposit insurance assessments to the risk it poses to the FDIC’s deposit insurance fund. Under the risk-based assessment system, the FDIC evaluates each bank’s risk based on three primary factors: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if applicable. Effective April 1, 2011, rates will vary between 2.5 and 45 basis points, depending on the insured institution’s Risk Category. The FDIC also has authority to impose special assessments.

Effective April 1, 2011, initial base assessment rates range from 5-9 basis points for Risk Category I institutions to 35 basis points for Risk Category IV institutions. In addition, premiums increase for institutions that rely on excessive amounts of brokered deposits to fund rapid growth, excluding Certificate of Deposit Account Registry Service (“CDARS”), and decrease for institutions’ unsecured debt. After applying all possible adjustments, minimum and maximum total base assessment rates range from 2.5-9 basis points for Risk Category I institutions to 30-45 basis points for Risk Category IV institutions. Either an increase in the Risk Category of our bank subsidiaries or adjustments to the base assessment rates could have material adverse effect on our earnings. As the DIF reserve ratio is replenished to certain thresholds in the future, these assessment rates will decrease without further action by the FDIC being required.

The Dodd-Frank Act changes how the FDIC will calculate future deposit insurance premiums payable by insured depository institutions. Also effective April 1, 2011, assessments will generally be based upon a depository institution’s average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution’s insured deposits. The minimum deposit insurance fund rate will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more.

The Dodd-Frank Act also provides the FDIC with discretion to determine whether to pay rebates to insured depository institutions when its deposit insurance reserves exceed certain thresholds. Previously, the FDIC was required to give rebates to depository institutions equal to the excess once the reserve ratio exceeded 1.50%, and was required to rebate 50% of the excess over 1.35% but not more than 1.5% of insured deposits. The FDIC adopted a final rule on February 7, 2011 that implements these provisions of the Dodd-Frank Act.

Additionally, by participating in the transaction account guarantee program under the FDIC Temporary Liquidity Guaranty Program (“TLGP”), banks temporarily become subject to an additional assessment on deposits in excess of $250,000 in certain transaction accounts and additionally for assessments from 50 basis points to 100 basis points per annum depending on the initial maturity of the debt. Further, all FDIC insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal Government established to recapitalize the predecessor to the DIF. The FICO assessment rate, which is determined quarterly, was 0.00255% of insured deposits during the fourth quarter of 2010. These assessments will continue until the FICO bonds mature in 2019.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations, and corporate reporting for companies with equity or debt securities registered under the Exchange Act, as amended. In particular, the Sarbanes-Oxley Act established: (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) new certification responsibilities for the Chief Executive Officer and Chief Financial Officer with respect to the Company’s financial statements; (3) new standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for reporting companies and their directors and executive officers; and (5) new and increased civil and criminal penalties for violation of the federal securities laws.

Emergency Economic Stabilization Act of 2008 (“EESA”)

The EESA was enacted on October 3, 2008. EESA authorized the Secretary of Treasury (the “Secretary”) to purchase or guarantee up to $700 billion in troubled assets from financial institutions under the Troubled Asset Relief Program (“TARP”). Pursuant to authority granted under EESA, the Secretary created the TARP Capital Purchase Program (“TARP CPP” or “CPP”) under which the Treasury could invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions issued senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock pays dividends at the rate of 5% per annum until the fifth anniversary of the investment and, thereafter, at the rate of 9% per annum. The CPP was amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”) to provide that the senior preferred stock could be redeemed within three years without a qualifying equity offering, subject to the approval of its primary federal regulator. After the three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution. Until the third anniversary of the issuance of the senior preferred, the consent of the Treasury is required for an increase in the dividends on the Common Stock or for any stock repurchases unless the senior preferred has been redeemed in its entirety or the Treasury has transferred the senior preferred to third parties. The senior preferred does not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms, or any merger, exchange, or similar transaction that would adversely affects its rights. The senior preferred also has the right to elect two directors if dividends have not been paid for six periods. The senior preferred is freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred. The issuing institution must grant the Treasury piggyback registration rights. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA. Senior executives must also waive any claims against the Treasury. No dividends may be paid on Common Stock unless dividends have been paid on the senior preferred stock.

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

If an institution participates in the CPP, the institution is required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements, and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions or participate in the CPP will not be entitled to a tax deduction for compensation in excess of $500 thousand paid to its chief executive or chief financial official or any of its other three most highly compensated officers. Additional standards with respect to executive compensation and corporate governance for institutions that have participated or will participate in the TARP (including the CPP) were enacted as part of the ARRA, described below.

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

On August 12, 2010, the Company and Treasury executed the Exchange Agreement, which provided for (i) the exchange of the 80,347 shares of the Series C preferred for 80,347 shares of newly-created Series C-1 Preferred with a liquidation preference of $1,000, (ii) the conversion of the Series C-1 Preferred at a discounted conversion value of $260 per share into 52,225,550 shares of Common Stock at a conversion price of $0.40 per share, and (iii) the amendment of the terms of the Warrant to provide for the purchase of up to 1,325,858 shares of Common Stock at an exercise price of $0.40 per share for a ten-year term following the issuance of the amended warrant. The Company and Treasury consummated the transactions contemplated by the Exchange Agreement on September 30, 2010.

American Recovery and Reinvestment Act of 2009 (“ARRA”)

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

Capital Requirements

The Federal Reserve has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. The federal capital standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure as adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profile among bank holding companies and banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Under the risk-based capital requirements, we and our bank subsidiaries are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8% to be adequately capitalized. At least half of the total capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings, qualifying perpetual preferred stock, and minority interests in common equity accounts of consolidated subsidiaries, less certain intangibles. The remainder may consist of “Tier 2 Capital,” which is defined as subordinated debt, some hybrid capital instruments and other qualifying preferred stock, and a limited amount of the loan loss allowance and pretax net unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 Capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In summary, the capital measures used by the federal banking regulators are Total Risk-Based Capital ratio (the total of Tier 1 Capital and Tier 2 Capital as a percentage of total risk-weighted assets), Tier 1 Risk-Based Capital ratio (Tier 1 capital divided by total risk-weighted assets), and the Leverage ratio (Tier 1 capital divided by adjusted average total assets). Generally, under these regulations, a bank will be:

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

In addition, the Federal Reserve may require banks to maintain capital at levels higher than those required by general regulatory requirements. Although we are subject to the Written Agreement as of December 31, 2010, BOHR and Shore were “well capitalized” under the risk-based capital requirements.

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

Other Safety and Soundness Regulations

There are significant obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event that the depository institution is insolvent or is in danger of becoming insolvent. These obligations and restrictions are not for the benefit of investors. Regulators may pursue an administrative action against any bank holding company or bank which violates the law, engages in an unsafe or unsound banking practice, or is about to engage in an unsafe or unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil monetary penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain actions be undertaken. Under the Dodd-Frank Act and the policies of the FRB, we are required to serve as a source of financial strength to our subsidiary depository institutions and to commit resources to support the Banks in circumstances where we might not do so otherwise.

The Bank Secrecy Act (“BSA”)

Under the BSA, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving $10,000 or more to the Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve $5,000 or more and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose.

USA Patriot Act of 2001

In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington, D.C. that occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The continuing and potential impact of the Patriot Act and related regulations and policies on financial institutions of all kinds is significant and wide-ranging.

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

The Dodd-Frank Act also changed the definition of “covered transaction” in Sections 23A and 23B and limitations on asset purchases from insiders. With respect to the definition of “covered transaction,” the Dodd-Frank Act defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for a bank’s loan or extension of credit to another person or company. In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes a bank or its subsidiary to have a credit exposure to the affiliate. A separate provision of the Dodd-Frank Act states that an insured depository institution may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (1) the transaction is conducted on market terms between the parties, and (2) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the insured institution, it has been approved in advance by a majority of the institution’s non-interested directors.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers, and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, loans to a director, an executive officer, and to a principal shareholder of a bank as well as to entities controlled by any of the foregoing may not exceed, together with all other outstanding loans to such person and entities controlled by such person, the bank’s loan-to-one borrower limit. For this purpose, the bank’s loan-to-one borrower limit is 15% of the bank’s unimpaired capital and unimpaired surplus in the case of loans that are not fully secured, and an additional 10% of the bank’s unimpaired capital and unimpaired surplus in the case of loans that are fully secured by readily marketable collateral having a market value at least equal to the amount of the loan. Loans in the aggregate to insiders and their related interests as a class may not exceed the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and principal shareholders of a bank or bank holding company and to entities controlled by such persons, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The Federal Reserve has prescribed the loan amount, which includes all other outstanding loans to such person as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers, and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons. As of December 31, 2010, there were no loans to insiders and their related interests in the aggregate that exceeded the Company’s or Banks’ unimpaired capital and unimpaired surplus. However, BOHR currently has one outstanding loan that exceeds its loan-to-one borrower limit by 24.7%.

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

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Act was signed into law, which significantly changes the regulation of financial institutions and the financial services industry. The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, permanently raises the current standard deposit insurance limit to $250,000, and expands the FDIC’s authority to raise insurance premiums. Furthermore, as of December 31, 2010, it states noninterest-bearing transaction accounts will be fully insured through December 31, 2012. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. In addition, bank regulators are required to establish minimum capital levels for holding companies that are at least as stringent as those currently applicable to banks. The Dodd-Frank Act also limits interchange fees payable on debit card transactions, establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory, and enforcement authority of consumer financial products and services, including deposit products, residential mortgages, home-equity loans, and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay, and prepayment penalties. The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The legislation also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates.

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

Employees

As of December 31, 2010, we employed 767 people, of whom 750 were full-time employees.

Available Information

We maintain Internet websites at www.bankofhamptonroads.com, www.shorebank.com, and www.trustgateway.com. These websites contain a link to our filings with the Security Exchange Commission (“SEC”) on Form 10-K, Form 10-Q, and Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. The information is free of charge and may be reviewed, downloaded, and printed from the website at any time. You may also read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these materials may be obtained at prescribed rates from the SEC at such address. These materials can also be inspected on the SEC’s web site at www.sec.gov.

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

Risks Relating to our Business

We incurred significant losses in 2009 and 2010 and may continue to do so in the future, and we can make no assurances as to when we will be profitable.

Throughout 2009 and 2010, economic conditions in the markets in which our borrowers operate continued to deteriorate and the levels of loan delinquencies and defaults that we experienced were substantially higher than historical levels and our net interest income has declined. Our loan customers continue to operate in an economically stressed environment.

As a result, our net loss available to common shareholders for the year ended December 31, 2010 was $99.2 million or $0.52 per common diluted share, as compared with net loss available to common shareholders of $210.1 million or $9.63 per common diluted share for the year ended December 31, 2009. The net loss for the year ended December 31, 2010 was primarily attributable to provision for loan losses expense of $211.8 million. This loss would have been significantly greater had it not been for a $111.7 million increase in income available to common shareholders created by the exchange and conversion of preferred stock to Common Stock in connection with initial closing of the Private Placement. This income will not recur in the future. Moreover, our net interest margin and net interest income declined during 2010 as a result of increasing non-performing assets and the reversal of interest income. Our net interest margin declined to 2.90% in 2010 compared to 3.95% in 2009, and our net interest income decreased $29.2 million for the year ended December 31, 2010 as compared to the same period in 2009. This trend may continue in 2011 and could adversely impact our ability to become profitable. In light of the current economic environment, significant additional provisions for loan losses also may be necessary to supplement the allowance for loan losses in the future. As a result, we may continue to incur significant credit costs and net losses throughout 2011, which would continue to adversely impact our financial condition and results of operations and the value of our Common Stock. We currently expect that we will not become profitable again on an annual basis until 2012. Additional loan losses could cause us to incur future net losses and could adversely affect the price of, and market for, our Common Stock.

Our estimate for losses in our loan portfolio may be inadequate, which would cause our results of operations and financial condition to be adversely affected.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to our expenses, that represents management’s best estimate of probable losses within our existing portfolio of loans. In 2010, our provision for loan losses was $211.8 million, as compared to $134.2 million in 2009. Our allowance for loan losses amounted to $157.3 million, or 8.03% of total loans, at December 31, 2010 as compared to $132.7 million, or 5.47% of total loans, at December 31, 2009. The provision for loan losses and the level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and unidentified losses inherent in the current loan portfolio that have been increasing in light of recent economic conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Although we believe the allowance for loan losses is a reasonable estimate of known and inherent losses in the loan portfolio, it cannot fully predict such losses or that the loss allowance will be adequate in the future. As a result, our allowance for loan losses may increase significantly in the future. Any such increases in the allowance for loan losses established through a further provision for loan losses charged to our expenses may have a material adverse effect on our results of operations, financial condition, and the value of our Common Stock.

Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of management. Any increase in the amount of the provision or loans charged-off could have a negative effect on our operating results.

An inability to maintain our regulatory capital position could adversely affect our operations.

At December 31, 2010, BOHR and Shore were classified as “well capitalized” for regulatory capital purposes. However, impairments to our loan or securities portfolio, declines in our earnings or a combination of these or other factors could change our capital position in a relatively short period of time. While BOHR is currently prohibited from accepting new brokered deposits, if it or Shore is unable to remain “well capitalized,” it will not be able to renew or accept brokered deposits without prior regulatory approval or offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it would be more difficult for us to attract new deposits as our existing brokered deposits mature and do not rollover and to retain or increase non-brokered deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, we would pay higher insurance premiums to the FDIC, which will reduce our earnings.

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

If we fail to regain compliance with the continued listing requirements of the NASDAQ Global Select Market, our Common Stock could be delisted.

Our Common Stock is listed on the NASDAQ Global Select Market. As a NASDAQ Global Select Market listed company, we are required to comply with the continued listing requirements of the NASDAQ Marketplace Rules to maintain our listing status. On November 17, 2010, the Company received a notification letter from NASDAQ (the “Notification Letter”) notifying the Company that it no longer meets NASDAQ’s continued listing requirement that our Common Stock maintain a minimum closing bid price of at least $1.00 per share (the “Bid Price Rule”). The Notification Letter states that the minimum bid price of the Company’s Common Stock has traded below $1.00 per share for 30 consecutive business days and that the Company is therefore not in compliance with the rule.

The Notification Letter states that the Company will be afforded 180 calendar days, or until May 16, 2011, to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of the Company’s Common Stock must meet or exceed $1.00 per share for at least ten consecutive business days. If the Company does not regain compliance by May 16, 2011, NASDAQ will provide written notification to the Company that its Common Stock will be subject to delisting from the NASDAQ Global Select Market.

The Company intends to actively monitor the bid price of its Common Stock and will consider available options to resolve the deficiency and regain compliance with the NASDAQ requirements. Such actions could include implementation of a reverse stock split of the Company’s Common Stock that was authorized by the Company’s stockholders at the Annual Meeting, which is currently being contemplated (the “Reverse Stock Split”). If necessary, the Company could implement the Reverse Stock Split, which must be completed no later than May 2, 2011 in order to regain compliance with the Bid Price Rule. In the event the Board of Directors implements the Reverse Stock Split, the Company will make a public announcement to stockholders prior to the record date. If, however, we are unable to implement the Reverse Stock Split for any reason and/or if we are unable to otherwise regain compliance with NASDAQ continued listing requirements, our Common Stock could be delisted.

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

BOHR’s Written Agreement prohibits it from accepting any new brokered deposits, even though it was “well capitalized” for regulatory purposes as of December 31, 2010. Because Shore is not included in the Written Agreement, it is not subject to these restrictions.

In addition, Section 29 of the Federal Deposit Insurance Act (“FDIA”) limits the use of brokered deposits by institutions that are less than “well capitalized” and allows the Federal Deposit Insurance Corporation (the “FDIC”) to place restrictions on interest rates that institutions may pay. If either of the Banks is unable to remain “well capitalized” for regulatory purposes it will be, among other restrictions, prohibited from paying rates in excess of 75 basis points above the national market average on deposits of comparable maturity. Effective January 1, 2010, financial institutions that are not “well capitalized” are prohibited from paying yields for deposits in excess of 75 basis points above a new national average rate for deposits of comparable maturity, as calculated by the FDIC. If a restriction is placed on the rates that the Banks are able to pay on deposit accounts that negatively impacts their ability to compete for deposits in our market area, our banks may be unable to attract or maintain core deposits, and their liquidity and ability to support demand for loans could be adversely affected.

The informal inquiry by the Securities and Exchange Commission may harm our business.

On November 22, 2010, the Securities and Exchange Commission’s Division of Enforcement notified the Company that the Division is conducting an informal inquiry into the Company’s provisions and allowances for loan losses and deferred tax asset valuation allowances contained in its annual and quarterly reports for fiscal years 2008 through 2010. The Company intends to cooperate fully with the Division and believes its provisions and allowances will be determined to be appropriate. However, we cannot predict the timing or eventual outcome of this inquiry. The inquiry could possibly result in penalties, sanctions or a restatement of our previously issued financial statements.

The Company has received a grand jury subpoena from the United States Department of Justice, Criminal Division and, although the Company is not a target at this time, and we do not believe we will become a target, there can be no assurances as to the timing or eventual outcome of the related investigation.

On November 2, 2010, the Company received from the United States Department of Justice, Criminal Division, a grand jury subpoena to produce information principally relating to the merger of Gateway Financial Holdings, Inc. into the Company on December 31, 2008, and to loans made by Gateway Financial Holdings, Inc. and its wholly-owned subsidiary, Gateway Bank & Trust, before Gateway Financial Holdings, Inc.’s merger with the Company. The United States Department of Justice, Criminal Division has informed the Company that it is not a target of the investigation at this time, and we are fully cooperating. Although we do not believe this matter will have a material adverse affect on the Company and do not believe that we will become a target, we can give you no assurances as to the timing or eventual outcome of this investigation.

Current and future increases in FDIC insurance premiums will decrease our earnings. In addition, FDIC insurance assessments will likely increase from our prior inability to maintain a well-capitalized status, which would further decrease earnings.

EESA temporarily increased the limit on FDIC coverage to $250,000 for all accounts through December 31, 2012. The Dodd-Frank Act, signed by President Obama on July 21, 2010, permanently lifted the FDIC coverage limit to $250,000. The Dodd-Frank Act also revised the assessment methodology for funding the Deposit Insurance Fund, requiring that assessments be based on an institution’s average total consolidated assets minus average tangible equity, not just insured deposits. In addition, in May of 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. The assessment is equal to five basis points of the Company’s total assets minus Tier 1 capital as of June 30, 2009. This represented a charge of approximately $1.4 million, which was recorded as a pre-tax charge during the second quarter of 2009. The FDIC has indicated that future special assessments are possible.

Even though the completion of the First Closing and Second Closing of the Private Placement has returned BOHR to “well-capitalized” status as of December 31, 2010, our FDIC insurance assessments for BOHR nonetheless may increase in the future due to a variety of factors. Any increases in FDIC insurance assessments would decrease our earnings.

We have entered into the Written Agreement with the Federal Reserve Bank of Richmond and the Bureau of Financial Institutions of the Virginia State Corporation Commission, which requires us to dedicate a significant amount of resources to complying with the agreement and may have a material adverse effect on our operations and the value of our securities.

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

In addition, BOHR has agreed that it will:

•

not extend, renew, or restructure any credit that has been criticized by the FRB or Bureau of Financial Institutions absent prior Board of Directors approval in accordance with the restrictions in the Written Agreement;

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

This description of the Written Agreement is qualified in its entirety by reference to the copy of the Written Agreement filed with the Company’s Current Report on Form 8-K, filed June 17, 2010. To date, the Company and BOHR have met all of the deadlines for taking actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement. The Audit Committee has been appointed to oversee the Company’s compliance with the terms of the agreement and has met each month to review compliance. Written plans have been submitted for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations. The Company has also submitted its written policies and procedures for maintaining an adequate allowance for loan and lease losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $2.5 million. Additionally, the Company instituted the required review process for all classified loans. Previously, the Company charged off the assets identified as loss from the previous examination. Moreover, the Company has raised $295.0 million in the Private Placement and Rights Offering. As a result, BOHR was “well capitalized” as of December 31, 2010. Management believes the Company and BOHR are in full compliance with the terms of the agreement. If, however, we do not comply with the Written Agreement, we could be subject to the assessment of civil money penalties, further regulatory sanctions, or other regulatory enforcement actions.

We have had and may continue to have large numbers of problem loans and difficulties with our loan administration, which could increase our losses related to loans.

Our non-performing assets as a percentage of total assets increased to 11% at December 31, 2010 from 9% at December 31, 2009. On December 31, 2010, 1% of our loans are 30 to 89 days delinquent and are treated as performing assets. Based on these delinquencies, we expect more loans to become non-performing. The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets.

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

A variety of initiatives were undertaken in 2009 to remediate the conditions noted above as well as other enhancements to our credit review and collection processes. Initiatives and procedures which augmented the credit administration function included acquisition and development loan reviews, interest reserve loan reviews, past due loan reviews, forecasting reviews, standard loan reviews, loans presented for approval and renewal, relationship reviews, and global cash flow analyses. We have improved the organization of our credit files and have made efforts to obtain appraisal updates in a timelier manner. In addition to the internal review of credit quality, we engaged an independent credit consulting firm to conduct an analysis of our loan portfolio. We also increased staffing in credit administration and established and staffed a separate special assets function to manage problem assets.

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

Bank regulatory authorities have the authority to bring enforcement actions against banks and bank holding companies for unsafe or unsound practices in the conduct of their businesses or for violations of any law, rule, or regulation. Possible enforcement actions include the issuance of a cease-and-desist order that could be judicially enforced; the imposition of civil monetary penalties; the issuance of directives to increase capital or enter into a strategic transaction, whether by merger or otherwise, with a third party; the appointment of a conservator or receiver; the termination of insurance of deposits; the issuance of removal and prohibition orders against institution-affiliated parties; and the enforcement of such actions through injunctions or restraining orders. Any such regulatory action may have a material adverse effect on our ability to operate our bank subsidiaries and execute our strategy.

If the value of real estate in the markets we serve were to further decline materially, a significant portion of our loan portfolio could become further under-collateralized, which could have a material adverse effect on us.

With approximately three-fourths of our loans concentrated in the regions of Hampton Roads, Richmond, and the Eastern Shore of Virginia and the Triangle region of North Carolina, a further decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. Portions of the Hampton Roads market and Virginia Beach, in particular, have recently had rising foreclosure rates, which has adversely effected property values. Moreover, our markets in Wilmington, North Carolina and the Outer Banks of North Carolina have been especially hard hit by recent declines in real estate values. A further decline in property values would diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would negatively impact our profits. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose real estate loan portfolios are more geographically diverse. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, governmental rules or policies, and natural disasters.

Our commercial real estate and equity line lending may expose us to a greater risk of loss and hurt our earnings and profitability.

Our business strategy centers, in part, on offering commercial and equity line loans secured by real estate in order to generate interest income. These types of loans generally have higher yields and shorter maturities than traditional one-to-four family residential mortgage loans. At December 31, 2010, commercial and residential loans secured by real estate totaled $1.1 billion, which represented 59% of total loans. Such loans increase our credit risk profile relative to other financial institutions that have lower concentrations of commercial real estate and equity line loans.

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

At December 31, 2010, we had loans of $475.3 million or 24% of total loans outstanding to finance construction and land development. Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.

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

We historically paid cash dividends prior to the third quarter of 2009. During the third quarter of 2009, we suspended dividend payments on our Common Stock. We are prevented by our regulators from paying dividends until our financial position improves. In addition, the retained deficit of BOHR, our principal banking subsidiary is currently $351.3 million. Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings. It is unlikely in the near term that we would be able to pay dividends if BOHR cannot pay dividends to us. As a result, there is no assurance if or when we will be able to resume paying cash dividends. Even if we are allowed by our regulators to resume paying dividends again, the Exchange Agreement provides that, until the earlier of December 31, 2011 or such time as the Treasury ceases to own any debt or equity securities of the Company, we must obtain the consent of the Treasury prior to declaring or paying any cash dividend of more than $0.006 per share of our Common Stock.

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

If the level of deposits were to materially decrease, we would have to raise additional funds by increasing the interest that we pay on certificates of deposit or other depository accounts, seek other debt or equity financing, or draw upon our available lines of credit. Shore relies on brokered deposits (and BOHR has historically relied on such deposits) and we rely on commercial retail deposits as well as advances from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve discount window to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB or market conditions were to change or because we are restricted from doing so by regulatory restrictions. For example, BOHR is prohibited from obtaining brokered deposits pursuant to the terms of its Written Agreement with the FRB. Additionally, the FHLB or Federal Reserve could limit our access to additional borrowings. We constantly monitor our activities with respect to liquidity and evaluate closely our utilization of our cash assets; however, there can be no assurance that our liquidity or the cost of funds to us may not be materially and adversely impacted as a result of economic, market, or operational considerations that we may not be able to control.

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

Our profitability depends in substantial part upon the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. These rates are normally in line with general market rates and rise and fall based on management’s view of our needs. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, and the volume of loan originations in our mortgage banking business, and could result in decreases to our net income. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. This could, in turn, have a material adverse affect on the value of our Common Stock.

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

Our Articles of Incorporation, as well as the Company’s Bylaws (the “Bylaws”), contain provisions that may be deemed to have the effect of discouraging or delaying uninvited attempts by third parties to gain control of the Company. These provisions include the division of our Board of Directors into classes and the ability of our board to set the price, term, and rights of, and to issue, one or more additional series of our preferred stock. Our Articles of Incorporation and Bylaws also provide for a classified board of directors, with each member serving a three-year term, and do not provide for the ability of stockholders to call special meetings.

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

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies placing increased focus on and scrutiny of the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. In addition to participating in the TARP CPP, the U.S. Government has taken steps that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insured deposits. These programs subject us and other financial institutions who have participated in these programs to additional restrictions, oversight and/or costs that may have an impact on our business, financial condition, results of operations, or the price of our Common Stock.

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

We are subject to supervision by several governmental regulatory agencies. The regulators’ interpretation and application of relevant regulations, are beyond our control, may change rapidly and unpredictably, and can be expected to influence our earnings and growth. In addition, we have entered into a Written Agreement with the FRB and Bureau of Financial Institutions. For a discussion regarding risks related to the Written Agreement, see “We have entered into the Written Agreement with the FRB and the Bureau of Financial Institutions, which requires us to dedicate a significant amount of resources to complying with the agreement and may have a material adverse effect on our operations and the value of our securities.”

All such government regulation may limit our growth and the return to our investors by restricting activities such as the payment of dividends, mergers with, or acquisitions by, other institutions, investments, loans and interest rates, interest rates paid on deposits, the use of brokered deposits, and the creation of financial centers. Although these regulations impose costs on us, they are intended to protect depositors. The regulations to which we are subject may not always be in the best interests of investors.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its fiscal year ended December 31, 2010 and that remain unresolved.

ITEM 2 – PROPERTIES

We lease our executive offices, which are located at 999 Waterside Drive, Suite 200, Norfolk, VA 23510. The original lease was dated May 26, 2005 and includes a portion of the first floor and all of the second floor. There have been two amendments to the lease that add a portion of the nineteenth floor. This lease expires September 30, 2021. We operate from the locations listed below:

Accomac, VA	22349 Counsel Drive (8)	Lease
Cape Charles, VA	22468 Lankford Highway (3)	Own
Cary, NC	4725 SW Cary Parkway (10)	Own
Chapel Hill, NC	504 Meadowmont Village Center (10)	Lease
Charlottesville, VA	204 Albemarle Square (3)	Lease
Charlottesville, VA	690 Berkmar Circle (7)	Lease
Chesapeake, VA	201 Volvo Parkway (3)	Own
Chesapeake, VA	852 N George Washington Highway (3)	Own
Chesapeake, VA	712 Liberty Street (3)	Own
Chesapeake, VA	4108 Portsmouth Boulevard (3)	Own
Chesapeake, VA	239 Battlefield Boulevard S (3)	Own
Chesapeake, VA	111 Gainsborough Square (3)	Own
Chesapeake, VA	1500 Mount Pleasant Road (3)	Lease Land/Own Building
Chesapeake, VA	1400 Kempsville Road (3)	Lease
Chesapeake, VA	1403 Greenbrier Parkway (3)	Lease
Chesapeake, VA	204 Carmichael Way (3)	Own
Chincoteauge, VA	6350 Maddox Boulevard (3)	Own
Edenton, NC	322 S Broad Street (9)	Own
Elizabeth City, NC	112 Corporate Drive (6)	Own
Elizabeth City, NC	1145 North Road Street (1)	Lease Land/Own Building
Elizabeth City, NC	1404 West Ehringhaus Street (3)	Own
Elizabeth City, NC	400 West Ehringhaus Street (2)	Own
Elizabeth City, NC	961-A Oak Stump Road (2)	Lease
Emporia, VA	520 South Main Street (3)	Own
Emporia, VA	100 Dominion Drive (3)	Own
Exmore, VA	4071 Lankford Highway (3)	Own
Greenville, NC	605-A Lynndale Court (7)	Lease
Kitty Hawk, NC	3600 Croatan Highway (4)	Own
Kitty Hawk, NC	5406 North Croatan Highway (11)	Lease Land/Own Building
Midlothian, VA	13804 Hull Street (3)	Own
Moyock, NC	100 Moyock Commons Drive (4)	Own
Nags Head, NC	2808 South Croatan Highway (5)	Lease
Newport News, VA	753 Thimble Shoals Boulevard (2)	Lease
Norfolk, VA	4500 East Princess Anne Road (3)	Own
Norfolk, VA	539 West 21st Street (10)	Lease
Norfolk, VA	500 Plume Street East (3)	Lease
Norfolk, VA	4037 East Little Creek Road (3)	Lease
Norfolk, VA	999 Waterside Drive, Suite 101(3)	Lease
Norfolk, VA	999 Waterside Drive 2nd Floor (6)	Lease
Norfolk, VA	999 Waterside Drive, Suite 1925 (6)	Lease
Onley, VA	25253 Lankford Highway (10)	Lease Land/Own Building
Onley, VA	25020 Shore Parkway (6)	Own
Parksley, VA	18426 Dunne Avenue (3)	Own
Plymouth, NC	433 US Highway 64 East (4)	Own
Pocomoke City, MD	103 Pocomoke Marketplace (3)	Lease

Raleigh, NC	1350 Sunday Drive (7)	Lease
Raleigh, NC	8470 Falls of Neuse Road (10)	Own
Raleigh, NC	2235 Gateway Access Point (10)	Own
Richmond, VA	5300 Patterson Avenue (10)	Own
Richmond, VA	2730 Buford Road (3)	Own
Richmond, VA	8209 West Broad Street (3)	Own
Richmond, VA	12090 West Broad Street (4)	Own
Roper, NC	102 West Buncombe Street (3)	Own
Salisbury, MD	1503 South Salisbury Boulevard (3)	Own
Salisbury, MD	100 West Main Street (3)	Own
Suffolk, VA	117 Market Street (3)	Own
Suffolk, VA	2825 Godwin Boulevard (10)	Own
Virginia Beach, VA	5472 Indian River Road (3)	Own
Virginia Beach, VA	1100 Dam Neck Road (3)	Own
Virginia Beach, VA	713 Independence Boulevard (3)	Lease
Virginia Beach, VA	1580 Laskin Road (11)	Lease Land/Own Building
Virginia Beach, VA	641 Lynnhaven Parkway (9)	Own
Virginia Beach, VA	3801 Pacific Avenue (3)	Lease
Virginia Beach, VA	2098 Princess Anne Road (10)	Lease Land/Own Building
Virginia Beach, VA	3001 Shore Drive (3)	Lease
Virginia Beach, VA	1316 North Great Neck Road (3)	Lease
Virginia Beach, VA	281 Independence Bouelvard (3)	Lease
Wake Forest, NC	152 Capcom Avenue (9)	Lease
Wilmington, NC	901 Military Cutoff Road (10)	Own
Wilmington, NC	432 Eastwood Road, Suite 200 (7)	Lease

(1)	Banking, investment, insurance, and mortgage services
(2)	Insurance services only
(3)	Banking services only
(4)	Banking and insurance services
(5)	Banking and investment brokerage services
(6)	Operations center
(7)	Mortgage services
(8)	Investment brokerage services only
(9)	Banking, insurance, and mortgage services
(10)	Banking and mortgage services
(11)	Banking, investment, and mortgage services

All of our properties are in good operating condition and are adequate for our present and anticipated future needs.

ITEM 3 - LEGAL PROCEEDINGS

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, or results of operations.

On November 22, 2010, the Securities and Exchange Commission informed the Company that it is conducting an informal inquiry related to certain accounting matters. For a further discussion of this matter, see “Risk Factors – The informal inquiry by the Securities and Exchange Commission may harm our business.”

On November 2, 2010, the Company received from the United States Department of Justice, Criminal Division a grand jury subpoena. For a discussion of this matter, see “Risk Factors – Risks Relating to our Business – The Company has received a grand jury subpoena from the United States Department of Justice, Criminal Division and, although the Company is not a target at this time and we do not believe the Company will become a target, there can be no assurances as to the timing or the eventual outcome of the related investigation.”

ITEM 4 – REMOVED AND RESERVED

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock and Dividend Payments

Market Information

Our Common Stock began trading on the NASDAQ Global Select Market under the symbol “HMPR” on September 12, 2007. Prior to listing on the NASDAQ Global Select Market, our Common Stock traded on the NASDAQ Capital Market starting August 3, 2006. The following table sets forth for the periods indicated the high and low prices per share of our Common Stock as reported on the NASDAQ Global Select Market along with the quarterly cash dividends per share declared. Per share prices do not include adjustments for markups, markdowns, or commissions.

	Sales Price		Cash Dividend Declared
	High	Low
2010
First Quarter	$2.51	$1.56	$—
Second Quarter	3.74	0.75	—
Third Quarter	1.39	0.75	—
Fourth Quarter	1.00	0.42	—

2009
First Quarter	$9.50	$5.81	$0.11
Second Quarter	9.90	7.00	0.11
Third Quarter	8.25	4.96	—
Fourth Quarter	2.70	2.59	—

Number of Shareholders of Record

As of March 10, 2011, we had 834,675,026 shares of Common Stock outstanding, which were held by 4,922 shareholders of record. In addition, we had approximately 5,362 beneficial owners who own their shares through brokers.

Dividend Policy

We have historically paid cash dividends on a quarterly basis. However, on July 30, 2009, the Board of Directors voted to suspend the quarterly dividend on the Company Common Stock in order to preserve capital and liquidity. Our ability to distribute cash dividends in the future may be limited by negative regulatory restrictions and the need to maintain sufficient consolidated capital. Both the Company and BOHR currently are prohibited by the Written Agreement from paying dividends without prior regulatory approval.

The primary source of funds for dividends paid to our shareholders is the dividends received from our subsidiaries. We are a legal entity separate and distinct from our subsidiaries. Substantially all of our cash revenues will result from dividends paid to us by our bank subsidiaries and interest earned on short-term investments. Our Banks are subject to laws and regulations that limit the amount of dividends that they can pay. Under Virginia law, a bank may not declare a dividend in excess of its accumulated retained earnings. In addition, our bank subsidiaries may not declare a dividend if the total amount of all dividends, including the proposed dividend, declared by the respective bank in any calendar year exceeds the total of that bank’s year to date retained net income, combined with its retained net income of the two preceding years, unless the dividend is approved by the Federal Reserve. Our Banks may not declare or pay any dividend if, after making the dividend, the bank would be “undercapitalized,” as defined in the banking regulations.

Additionally, the Federal Reserve and the Bureau of Financial Institutions have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the Federal Reserve and the Bureau of Financial Institutions have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. In addition, we are also subject to certain federal regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect our dividend policies. Banking regulators have indicated that banking organizations should generally pay dividends only if the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition.

The Exchange Agreement between the Company and Treasury provides that prior to the earlier of (i) December 31, 2011 or (ii) such time as the Treasury ceases to own any debt or equity securities of the Company, the Company may not, without the consent of the Treasury, (a) increase the cash dividend on its Common Stock or (b) subject to limited exceptions, redeem, repurchase, or otherwise acquire shares of its Common Stock or Trust Preferred Securities.

Performance Graph

The graph below presents five-year cumulative total return comparisons through December 31, 2010, in stock price appreciation and dividends for our Common Stock, the Standard & Poor’s 500 Total Return Index (“S & P 500”), Keefe, Bruyette, & Woods 50 Total Return Index (“KBW 50”), and the SNL Securities index including banks between $1 billion and $5 billion in total assets (“SNL $1B-$5B Bank Index”). Returns assume an initial investment of $100 at the market close on December 31, 2005 and reinvestment of dividends. SNL $1B-$5B Bank Index was added for year-end 2009 as it is a more relevant index on which to base our Company. We plan to use the SNL $1B-$5B Bank Index in future filings because we believe it contains more issuers from our direct peer group than the KBW 50 index. Values as of each year-end of the $100 initial investment are shown in the following table and graph.

	Period Ending
Index	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Hampton Roads Bankshares, Inc.	100.00	117.82	127.49	92.39	18.87	5.67
KBW 50	100.00	119.43	93.38	48.97	48.11	59.35
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
SNL Bank $1B - $5B	100.00	115.72	84.29	69.91	50.11	56.81

Recent Sales of Unregistered Securities

Unregistered shares of Common Stock sold were previously reported on Forms 8-K filed October 5, 2010 and December 29, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company announced an open ended program on August 13, 2003 by which management was authorized to repurchase an unlimited number of the Company’s shares of Common Stock in the open market and through privately negotiated transactions. During 2010, the Company did not purchase any shares of its Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA

The Selected Financial Data on page 2 in the excerpts from the Annual Report for the year ended December 31, 2010 is incorporated herein by reference.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 3 through 30 in the excerpts from the Annual Report for the year ended December 31, 2010, contained in Exhibit 13.1 hereto, which is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information on the Quantitative and Qualitative Disclosures About Market Risk included in the Interest Rate Sensitivity section on pages 27 through 28 in the excerpts from the Annual Report for the year ended December 31, 2010, contained in Exhibit 13.1 hereto, which is incorporated herein by reference.

Other than freestanding derivatives associated with interest rate lock commitments on mortgage loans which the Company intends to sell in the secondary market, we had no derivative financial instruments, foreign currency exposure, or trading portfolio as of December 31, 2010.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company set forth on pages 33 through 82 in the excerpts from the Annual Report for the year ended December 31, 2010, contained in Exhibit 13.1 hereto, which is incorporated herein by reference or as noted and included as part of this Form 10-K:

Page in the excerpts from the Annual Report
Consolidated Balance Sheets December 31, 2010 and 2009	33

Consolidated Statements of Operations Years Ended December 31, 2010, 2009, and 2008	34

Consolidated Statements of Changes in Shareholders’ Equity - Years Ended December 31, 2010, 2009, and 2008	35

Consolidated Statements of Cash Flows Years Ended December 31, 2010, 2009, and 2008	36-37

Notes to Consolidated Financial Statements December 31, 2010, 2009, and 2008	38-82

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including, without limitation, that such information is accumulated and communicated to Company management, including the Company’s principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based on that evaluation, the Chief Executive

Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that material information is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management’s Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Control over Financial Reporting. No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Information concerning our directors, executive officers, and corporate governance in the proxy statement for the 2011 annual shareholders meeting is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information concerning executive compensation in the proxy statement for the 2011 annual shareholders meeting is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management in the proxy statement for the 2011 annual shareholders meeting is incorporated herein by reference.

A summary of the information related to our existing equity compensation plans as of December 31, 2010 is given below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,171,317	$13.04	753,408

Equity compensation plans not approved by security holders	—	—	—

Total	1,171,317	$13.04	753,408

The Compensation Committee of the board of directors adopted the 2006 Stock Incentive Plan on March 14, 2006. This plan was approved by the shareholders on April 25, 2006. The 2006 Stock Incentive Plan superseded a stock incentive plan adopted in 1993 although the 1993 plan remains in effect.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions in the proxy statement for the 2011 annual shareholders meeting is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accounting fees and services in the proxy statement for the 2011 annual shareholders meeting is incorporated herein by reference.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

(1)	Financial Statements – The following documents are included in the 2010 Annual Report to Shareholders and are incorporated by reference in this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Shareholders’ Equity

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

Hampton Roads Bankshares, Inc.

March 23, 2011	/s/ John A. B. Davies, Jr.
Date	John A. B. Davies, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE

/s/ John A. B. Davies, Jr. John A. B. Davies, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2011

/s/ Stephen P. Theobald Stephen P. Theobald	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 23, 2011

/s/ Lorelle L. Fritsch Lorelle L. Fritsch	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 23, 2011

/s/ Henry P. Custis, Jr. Henry P. Custis, Jr.	Chairman of the Board	March 23, 2011

/s/ Douglas J. Glenn Douglas J. Glenn	Director, Executive Vice President, Chief Operating Officer and General Counsel	March 23, 2011

/s/ Patrick E. Corbin Patrick E. Corbin	Director	March 23, 2011

/s/ William A. Paulette William A. Paulette	Director	March 23, 2011

/s/ Billy G. Roughton Billy G. Roughton	Director	March 23, 2011

/s/ Jordan E. Slone Jordan E. Slone	Director	March 23, 2011

/s/ W. Lewis Witt W. Lewis Witt	Director	March 23, 2011

/s/ Randal K. Quarles Randal K. Quarles	Director	March 23, 2011

/s/ Hal F. Goltz Hal F. Goltz	Director	March 23, 2011

/s/ Robert B. Goldstein Robert B. Goldstein	Director	March 23, 2011

Exhibit Index

Hampton Roads Bankshares, Inc.

3.1	Amended and Restated Articles of Incorporation of Hampton Roads Bankshares, Inc., attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 28, 2010, incorporated herein by reference.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, attached as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated September 24, 2009, incorporated herein by reference.

4.1	Specimen of Common Stock Certificate, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010.

4.2	Carlyle Contingent Warrant for Purchase of Shares of Common Stock, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30. 2010, filed November 9, 2010.

4.3	Anchorage Contingent Warrant for Purchase of Shares of Common Stock, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010.

4.4	Anchorage Standard Warrant for Purchase of Shares of Common Stock, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30. 2010, filed November 9, 2010.

4.5	CapGen Contingent Warrant for Purchase of Shares of Common Stock, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010.

4.6	CapGen Standard Warrant for Purchase of Shares of Common Stock, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010.

4.7	Amended and Restated Warrant for Purchase of Shares of Common Stock issued to the United States Department of the Treasury, incorporated by reference from the Registrant’s Form 8-K, filed August 18, 2010.

4.8	Letter Agreement, dated December 31, 2008, by and between Hampton Roads Bankshares, Inc. and the United States Department of the Treasury, incorporated by reference from the Registrant’s Form 8-K, filed January 5, 2009.

4.9	Exchange Agreement, dated August 12, 2010, by and between Hampton Roads Bankshares, Inc. and the United States Department of the Treasury, incorporated by reference from the Registrant’s Form 8-K, filed August 18, 2010.

10.1	Second Amended and Restated Investment Agreement, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.2	Amended and Restated CapGen Investment Agreement, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.3	Form of Second Amended and Restated Securities Purchase Agreement, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.4	Amended and Restated Securities Purchase Agreement, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.5	Carlyle Investor Letter, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.6	Anchorage Investor Letter, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.7	CapGen Investor Letter, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.8	Consent Letter with affiliate of Davidson Kempner, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.9	Consent Letter with affiliates of Fir Tree, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.10	Assignment and Assumption Agreement, among Goldman, Sachs, & Co., CapGen Capital Group VI LP, and C12 Protium Value Opportunities Ltd, dated September 23, 2010, incorporated by reference from the Registrant’s Form 8-K, filed September 23, 2010.

10.11	Supplemental Retirement Agreement, dated as of March 31, 1994, attached as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference.

10.12	Director Retirement Plan, dated as of November 28, 2006, attached as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K dated March 1, 2008, incorporated herein by reference.

10.13	Employment Agreement, dated as of November 1, 2007, between the Registrant and Douglas J. Glenn, attached as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K dated March 11, 2008, incorporated herein by reference.

10.14	First Amendment to the Employment Agreement between Hampton Roads Bankshares, Inc. and Douglas J. Glenn, dated as of May 27, 2008, attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.15	Supplemental Retirement Agreement between Bank of Hampton Roads and Douglas J. Glenn, dated May 27, 2008, attached as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.16	Employment Agreement, dated as of August 28, 2006, between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch, attached as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.17	First Amendment to the Employment Agreement between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch, dated as of July 23, 2008, attached as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.18	Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of January 1, 2005, attached as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.19	First Amendment to Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of December 30, 2008, attached as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.20	Second Amendment to the Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of December 30, 2008, attached as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.21	Hampton Roads Bankshares, Inc. 2008 Director Deferred Compensation Plan dated as of January 1, 2008, attached as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.22	Amended and Restated Hampton Roads Bankshares, Inc. Directors’ Deferred Compensation Plan attached, as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.23	Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of July 23, 2006, attached as Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-139968) dated January 12, 2007, incorporated herein by reference.

10.24	First Amendment to Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of December 30, 2008, attached as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.25	Second Amendment to Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of December 30, 2008, attached as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.26	Hampton Roads Bankshares, Inc. Executive Savings Plan Trust, dated as of July 23, 2006, attached as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.27	Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of March 14, 2006, attached as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-134583) dated May 31, 2006, incorporated herein by reference.

10.28	First Amendment to Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of December 26, 2008 attached as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.29	Non-Qualified Limited Stock Option Plan for Directors and Employees, dated March 31, 1994, attached as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

10.30	Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of March 14, 2002, attached as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 dated March 14, 2002, incorporated herein by reference.

10.31	Amended and Restated Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of July 23, 2008, included in Registrant’s Prospectus on Form 424B3 filed August 15, 2008, incorporated herein by reference.

10.32	Supplement No. 1 to Amended and Restated Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of January 27, 2009, included in Registrant’s Prospectus on Form 424B3 filed March 4, 2009, incorporated herein by reference.

10.33	Gateway Financial Holdings, Inc. 2005 Omnibus Stock Ownership and Long-Term Incentive Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-127978) dated August 31, 2005, incorporated herein by reference.

10.34	Gateway Financial Holdings, Inc. 2001 Nonstatutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98021) dated August 13, 2002, incorporated herein by reference.

10.35	Gateway Financial Holdings, Inc. 1999 Incentive Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98025) dated August 13, 2002, incorporated herein by reference.

10.36	Gateway Financial Holdings, Inc. 1999 Nonstatutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98027) dated August 13, 2002, incorporated herein by reference.

10.37	Gateway Financial Holdings, Inc. 1999 BOR Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-144841) dated July 25, 2007, incorporated herein by reference.

10.38	Shore Financial Corporation 2001 Stock Incentive Plan, attached as Exhibit 99 to Shore Financial Corporation’s Registration Statement on Form S-8 (Registration No. 333-82838) dated February 15, 2002, incorporated herein by reference.

10.39	Shore Savings Bank, F.S.B. 1992 Stock Option Plan dated November 10, 1992, attached as Exhibit 10 to Shore Financial Corporation’s Registration Statement on Form S-4EF dated September 15, 1997, incorporated herein by reference.

10.40	Employment Agreement between Hampton Roads Bankshares, Inc. and David Twiddy, attached as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated January 7, 2009, incorporated herein by reference.

10.41	Employment Agreement between Hampton Roads Bankshares, Inc. and John A. B. Davies, Jr., attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 30, 2009, incorporated herein by reference.

10.42	Non-Solicitation and Non-Competition Agreement by and among Bank of Hampton Roads, Gateway Bank Mortgage, Inc, and Kevin M. Pack, dated November 12, 2010, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 30, 2010, incorporated herein by reference.

13.1	Excerpts from the Annual Report for the year ended December 31, 2010, except to the extent incorporated by reference, is being furnished for informational purposes only and is not deemed to be filed as part of the report on Form 10-K.

14.1	The Company has a Code of Ethics for its senior financial officers and the Chief Executive Officer. Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the SEC. A copy of the Company’s Code of Ethics can be obtained through written communications addressed to Stephen P. Theobald, Chief Financial Officer, Hampton Roads Bankshares, Inc., 999 Waterside Drive, Suite 200, Norfolk, VA 23510.

16.1	Letter regarding Change in Independent Registered Public Accounting Firm, dated October 13, 2010, attached as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed October 13, 2010, incorporated herein by reference.

21.1	A list of the subsidiaries of Hampton Roads Bankshares, Inc., filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

23.2	Consent of Yount, Hyde, & Barbour, P.C., filed herewith.

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

99.1	TARP Certification of Chief Executive Officer and Chief Financial Officer, filed herewith.