Form 10-K/A
period 2010-12-31
HAMPTON ROADS BANKSHARES INC
filed 2011-04-26
CIK 1143155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1 to
FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
Commission File Number 001-32968
HAMPTON ROADS BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Virginia	54-2053718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

999 Waterside Dr., Suite 200
Norfolk, Virginia	23510
(Address of principal executive offices)	(Zip Code)
(757) 217-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	The NASDAQ Stock Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $14,048,796
The number of shares outstanding of the issuer’s common stock as of March 10, 2011 was 834,675,026 shares, par value $0.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
     This Amendment No. 1 (“Amendment No. 1”) of Hampton Roads Bankshares, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, originally filed March 23, 2011 (the “Form 10-K”). It is being filed solely to include the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Form 10-K.
     General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Form 10-K or incorporated by reference from the Company’s definitive proxy statement which involves the election of directors not later than 120 days after the end of the fiscal year covered by the Form 10-K. Because the Company’s definitive Proxy Statement for the 2011 Annual Meeting of Stockholders will not be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year ended December 31, 2010, the information required by Part III of Form 10-K cannot be incorporated by reference and, therefore, must be included as part of the Form 10-K. Accordingly, the Company is filing this Amendment No. 1 to include such omitted information as part of the Form 10-K.
     Except as modified herein, no other information in the Form 10-K is being modified or amended by Amendment No. 1, and unless indicated otherwise, Amendment No. 1 does not reflect events occurring after March 23, 2011, which is the filing date of the Form 10-K. Accordingly, Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), the exhibit list, the signature page and the certifications required to be filed as exhibits to this Amendment No. 1. Unless otherwise indicated, capitalized terms used herein but not defined shall have the meanings ascribed to them in the Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
     The following sets forth the names, ages and business experience for the past five years of each of the Company’s directors, the date each became a director and their respective term of office.

			Director	Term
Name	Age	Principal Occupation	Since	Expires in
John A. B. “Andy” Davies, Jr.	60	Mr. Davies was named President and CEO of the Company in July 2009. Prior to joining the Company, Davies was President and CEO of The Marathon Organization Ltd., a management consulting firm focused on community banks. Davies served as Chairman of the Virginia Board of Directors of RBC Centura Bank from 2001 to 2004 and as Regional President — Virginia Market of Centura Bank from 1999 to 2001. From 1991 to 1999, he was President, CEO, and Director of First Coastal Bankshares. His banking career began in 1974. He is a graduate of the College of William and Mary and the Stonier Graduate School of Banking. Mr. Davies has been actively engaged with numerous civic, cultural, and educational organizations in Hampton Roads, including the role of board chairman with ACCESS College Foundation, WHRO Foundation, United Way of South Hampton Roads, and Junior Achievement of Greater Hampton Roads. Mr. Davies’ experience in the banking industry and his extensive knowledge of financial services provide the Board with an invaluable resource for assessing and managing risk and for strategic corporate planning.	2009	2011

Douglas J. Glenn	44	Mr. Glenn is Executive Vice President, Chief Operating Officer, and General Counsel of the Company and Executive Vice-President and General Counsel of the Bank of Hampton Roads. He was appointed Executive Vice President and General Counsel of the Company and the Bank in 2007. He added the responsibilities of Chief Operating Officer of the Company in February 2009.	2006	2012

		Prior to joining the Company, Mr. Glenn practiced law at Pender & Coward, P.C. in Virginia Beach, Virginia. His law practice was focused primarily on small business clients and clients involved in various aspects of real estate. His knowledge of small business and

			Director	Term
Name	Age	Principal Occupation	Since	Expires in
		real estate finance and legal issues are valuable attributes for the Company’s Board of Directors.

Billy G. Roughton	66	Mr. Roughton was a director of Gateway Financial Holdings, Inc. (“Gateway”) until its merger with the Company on December 31, 2008 and was Chairman of the Board of Gateway Bank & Trust Co, Inc. (“Gateway Bank”) until May 2009. He is President and CEO of BGR Development, a company that develops and manages both residential and commercial real estate, positions he has held since 1974. He also is Dealer Principal, President, and CEO of JEB Management Services, Inc., doing business as Alliance Nissan, which is a franchised automobile dealership, positions he has held since 2009. In addition, Mr. Roughton is the Managing Partner of various companies involved in real estate development and project management for both residential and commercial real estate. He is directly involved in the management of the business ventures including, among other aspects, personnel management, financing, project cash flow, permit acquisition, operations, and overall viability and corporate stability. Mr. Roughton has substantial knowledge of the market for residential and commercial real estate and of participants in the market on the Outer Banks area of North Carolina.	2008	2012

Henry P. Custis, Jr.	65	Mr. Custis is currently the Chairman of the Company’s Board of Directors, a position he has held since 2010. Mr. Custis is a Partner at Custis, Lewis & Dix, a law firm in Accomac, Virginia. He has practiced law since 1970. He was chairman of the board of Shore until its merger with the Company on June 1, 2008 and currently serves as chairman of Shore Bank, a position he has held since 1997. He also has served on boards for Eastern Shore Citizens Bank from 1974-1975 and predecessor banks to the current SunTrust Banks, Inc. Mr. Custis is a former director of the Eastern Shore of Virginia Community Foundation. He has practiced law for 39 years, served on bank boards for 36 years, and been an investor for 35 years.	2008	2012

Patrick E. Corbin	57	Mr. Corbin is the Managing Shareholder of Corbin & Company, P.C. He has been a	2009	2012

			Director	Term
Name	Age	Principal Occupation	Since	Expires in
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

William A. Paulette	63	Mr. Paulette was a director of Gateway until its merger with the Company on December 31, 2008 and was a director of Bank of Richmond from 1998 to 2007. He has served on the board of Virginia Military Institute since 2003. He is founder, President, and CEO of KBS, Inc., a construction firm based in Richmond, Virginia. He is responsible for the general management of KBS including its financial success.	2009	2012

W. Lewis Witt	68	Mr. Witt has been the owner and president of Inner-view, Ltd. since September 1976, a utility contractor, and has been the owner of Greenbrier Self Storage since 1997. He previously served as a Chairman of Coastal Virginia Bank until its acquisition by the Company in 1992. Mr. Witt’s involvement with utility contracting acquaints him with a wide network of community officials and other contractors. He is knowledgeable regarding the South Hampton Roads real estate and development market and many of its participants.	2001	2013

Jordan E. Slone	49	Mr. Slone has been the Chairman and CEO of Harbor Group International since July 1985, a diversified real estate investment and financial services company with offices in the United States, Canada, and Israel and owns and manages properties in five countries, including properties in the Company’s markets. Harbor Group’s property portfolio of Class A office buildings and apartment complexes exceeds	2006	2013

			Director	Term
Name	Age	Principal Occupation	Since	Expires in
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

Randal K. Quarles	53	Mr. Quarles was designated to the Company’s Board of Directors by an affiliate of The Carlyle Group pursuant to the terms of the Investment Agreements. Mr. Quarles is currently a managing director with The Carlyle Group in Washington D.C., a position he has held since August 2007. Mr. Quarles brings a wealth of experience related to the regulation of financial institutions. From August 2001 until October 2006, Mr. Quarles served in a variety of senior roles at the U.S. Department of the Treasury: from August 2005 to December 2006 as Under Secretary of the Treasury for Domestic Finance; from 2002 to 2005 as Assistant Secretary of the Treasury for International Affairs; and from 2001 to 2002 as the United States Executive Director at the International Monetary Fund. From 1984 to 1991 and from 1993 to 2001, Mr. Quarles practiced law in the private sector at Davis Polk & Wardwell, where he was a partner from 1994 to 2001 and co-head of the firm’s Financial Institutions Group from 1996 to 2001. In the interval from 1991 to 1993, Mr. Quarles also served in the Treasury Department: from 1992 to 1993 as Deputy Assistant Secretary for Financial Institutions Policy, and from 1991 to 1992 as Special Assistant to the Secretary of the Treasury.	2010	2011

			Director	Term
Name	Age	Principal Occupation	Since	Expires in
Hal F. Goltz	28	Mr. Goltz was designated to the Company’s Board of Directors by an affiliate of Anchorage Advisors pursuant to the terms of the Investment Agreements. Mr. Goltz is currently a Senior Analyst at Anchorage Advisors, a position which he has held since October 2007. From June 2004-June 2007, he was an Event-Driven Analyst of Citadel Investment Group. Mr. Goltz has significant experience in the financial services industry and experience with distressed financial institutions.	2010	2011

Robert B. Goldstein	71	Robert B. Goldstein is a founding Principal in CapGen Capital Advisers, a private equity fund that invests in banks and financial service companies. His experience includes many years in commercial banks, savings and loan associations and other financial institutions. Over the years, he has been CEO of numerous banks and thrifts, and on the boards of directors as both a management member as well as serving as an independent director. The institutions range in size from small to large cap and have been located in various geographic areas. Goldstein draws from a team of highly experienced bankers who bring skills in such diverse areas as risk management, asset quality administration, audit, finance and marketing.	2010	2011

		In addition to his role as a Director of both BankFIRST and as Chairman of the board of The BANKshares, Inc, Goldstein is a Founding Principal of CapGen Capital Advisers; serves on the Board of Directors of FNB Corporation, Hermitage, PA; serves on the Board of Directors of Seacoast Banking Corporation and Seacoast National Bank, Stuart, FL; as well as on the board of Palmetto Bancshares, Inc and Palmetto Bank, Greenville, SC; also on the board of Hampton Road Bankshares, Inc, Norfolk, VA and is a member of the Executive Network of Glencoe Capital LLC of Chicago, IL. Among other achievements, he was named “Businessperson of the Year” in New Haven.

		Goldstein received a B.B.A. degree from Texas Christian University, where he graduated magna cum laude and was an Honor Student in the University of Texas program for merit scholars. He also served for seven years on the faculty of the Southwestern Graduate School of Banking at Southern Methodist University.

NON-DIRECTOR EXECUTIVE OFFICERS (INCLUDING NAMED EXECUTIVE OFFICERS)
     The following sets forth the names, ages, and business experience for the past five years of the Company’s executive officers (including named executive officers pursuant to Item 402 of Regulation S-K), other than the ones listed under “Directors” above.
     • Stephen P. Theobald, 49, is an Executive Vice President and the Company’s Chief Financial Officer, a position he assumed in December 2010. From April 2010 to November 2010, Mr. Theobald served as a financial consultant to the Company. Prior to joining the Company as a financial consultant, Mr. Theobald held a number of senior positions at Capital One Financial Corporation (“Capital One”) from 1999 to 2010, most recently serving as CFO, Local Banking, a position he held from 2005 to 2010. Other positions he held at Capital One include: CFO, Global Financial Services (from 2002 to 2005), Executive Lead-Regulatory Relations, Executive Lead of Peoplesoft Program, and Controller.
     • Lorelle L. Fritsch, 44, is the Company’s Senior Vice President and Chief Accounting Officer, positions she assumed in 2004. Ms. Fritsch also assumed the role of Controller, effective January 1, 2011. Previously, Ms. Fritsch acted as the Chief Financial Officer of the Company from August 2008 to February 2009 and May 2010 to December 2010 and of Bank of Hampton Roads from August 2008 to December 2010.
     • Kevin Pack, 49, has been president and CEO of Gateway Bank Mortgage since December 2009. He was President of Gateway Bank Mortgage from May 2006 to December 2009. Prior to joining the Company, Mr. Pack was vice president of Charter One Mortgage from November 2005 to April 2006 and Senior Vice President of SunTrust Mortgage prior thereto.
Family relationships
     There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.
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
     Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers, and greater than 10% beneficial owners were complied with in 2010, except for the following: a Form 3 was not timely filed by Kevin Pack and a Form 4 was amended by Mr. Pack to report three transactions that were not timely reported. William A. Paulette failed to timely file a Form 4 to report one transaction.
Code of Ethics
     The Company has a Code of Ethics for its senior financial officers and the Chief Executive Officer. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. The Audit Committee has also adopted a policy under the Company’s Audit Committee Charter that establishes procedures for employees to communicate concerns about questionable accounting or auditing matters or other improper activities directly to the Audit Committee through its designee.
     Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the SEC. A copy of the Company’s Code of Ethics can be obtained, without charge, through written communications addressed to Attn: Douglas J. Glenn, Executive Vice President, Chief Operating Officer and General Counsel, Hampton Roads Bankshares, Inc., 999 Waterside Dr., Suite 200, Norfolk, Virginia 23510.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     Particularly during this challenging environment for banking services and the depressed market for bank stocks, our Compensation Committee and management believe that shareholder value must drive executive compensation decisions. While our compensation philosophy has been to maintain a competitive compensation package to attract qualified executive officers, we have historically had a pay-for-performance program that bases compensation decisions on the financial performance of the Company. Due to primarily to economic conditions, the Company was unable to provide in fiscal 2010 the return to shareholders that management and the Board of Directors desired. As a result of continued worsening economic conditions, compensation to our executive officers continued to be frozen in 2010, with bonus and stock compensation all but eliminated.
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
     During 2010, our Compensation Committee focused on retaining and attracting key executives to assist in managing though the financial challenges facing the Company. The Compensation Committee reviews the compensation, including salaries, bonuses, employee benefits, executive incentive plans, policies, practices and programs, for the Company’s executive officers. We evaluate the performance of the Company’s Chief Executive Officer and, with the assistance of the Chief Executive Officer, the performance of the other executive officers.
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

Changing Regulatory Environment
Our compensation programs during 2010 were also impacted by our participation in the Capital Purchase Program (“CPP”) of the United States Department of the Treasury’s Troubled Asset Relief Program (“TARP”). As a result of participation in TARP, our executives and certain of our employees were subject to compensation related limitations and restrictions, which applies during the period which any obligation to the Treasury from financial assistance remains outstanding (disregarding any warrants to purchase our common stock that the Treasury may hold). The TARP compensation limitations and restrictions include:
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
On June 21, 2010, the Federal Reserve, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Office of Thrift Supervision issued guidance on sound incentive compensation policies. The guidance includes three broad principles:
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
The guidance was immediately effective under the agencies’ power to regulate the safety and soundness of financial institutions. The guidance applies to all U.S. financial institutions.
As required by TARP, and consistent with the other regulatory guidance mentioned above:
•	Performance-based bonuses and other incentive payments to the five most highly compensated employees, and all other employees were not made during fiscal 2010.
•	The change of control agreements previously applicable to senior executive officers, the next five most highly compensated employees, and all other employees continued to be suspended in fiscal 2010.
              The Company has agreements with Andy Davies, Lorelle Fritsch, David Twiddy (who resigned as Executive Vice President in February 2011), and Doug Glenn, which authorize the Company or the applicable subsidiary of the Company to amend his or her compensation, bonus, incentive, and other benefit plans and arrangements and agreements as necessary to comply with the requirements of Section 111(b) of the EESA and the Treasury’s CPP and waives any and all claims against the Treasury and against the Company for those changes that the Company shall make to its compensation and benefit programs to allow the Company to comply with Section 111(b) of EESA in conjunction with its participation in the Treasury’s CPP.
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
     In addition to the TARP executive compensation restrictions described above, the Company is prohibited, under section 18(k) of the Federal Deposit Insurance Act and 12 C.F.R. Part 359, from making any severance or indemnification payments to its employees for so long as Bank of Hampton Roads or the Company remain in troubled condition under applicable federal regulations. To the extent that our arrangements, plans or other arrangements described herein provide for severance or indemnification payments, we may be prohibited from making such payments by 12 C.F.R. Part 359.
Elements of Compensation
     The challenge for management and the Compensation Committee is to motivate, retain and reward key performers for working harder and smarter than ever in a very difficult banking environment. At the same time, we recognize that some of the tools we would use to accomplish these objectives were unavailable due to the TARP compensation restrictions. In 2010, management and the Compensation Committee, believing in the long term validity of our compensation program, attempted to preserve the integrity of that program to the extent possible, while respecting the requirements and restrictions of TARP.
     Our compensation packages currently consist of the following elements:
     Salary: We consider many factors in determining the salary component for each of the executive officers. Because one of our objectives is to attract and retain high quality personnel, historically, we have conducted surveys of other financial institutions and reviewed data from a peer group within our region taking into account asset size and revenue base to ensure that we are comparing ourselves to similar organizations. In fiscal 2010, however, no such survey or peer review was conducted and no benchmarking was used in setting annual compensation.
     Salary for each executive officer is determined based on his or her individual and group responsibilities and achievements during the preceding year and such determination includes judgments based on performance evaluations, regulatory examination results, efficiency in performance of duties, and demonstrated leadership skills. Normally, decisions to increase or decrease compensation materially from the prior period are influenced by the amount of new responsibilities taken on by the executive officers and their contributions to the profitability of the Company.
     Consistent with 2009 compensation, economic conditions and Company performance, however, in 2010 it was apparent that making most incentive payments to executive officers might not be appropriate. As a result, the compensation to our executive officers, including our Named Executive Officers, continued to be frozen, with bonus and stock compensation all but eliminated. In freezing our compensation, the Company specifically considered worsening economic conditions in the markets in which our borrowers operate and that the levels of loan delinquencies and defaults that we were experiencing were substantially higher than historical levels.

     The salary of Mr. Theobald, who joined the Company in 2010, was based on negotiated amounts between Mr. Theobald and the Company, taking into account his respective experience level, the financial condition of the Company and restrictions imposed on the Company due to its participation in the TARP CPP and troubled financial institution status. Prior to being appointed as Chief Financial Officer, Mr. Theobald acted as a financial consultant to the Company. See “Summary Compensation Table — All Other Compensation” for the fees he received while acting as a consultant in 2010.
     Otherwise, the executive officers do not play a role in the compensation process except for the Chief Executive Officer, John A. B. Davies, Jr., who would present information regarding the other executive officers to the Compensation Committee for their consideration. Mr. Davies was never present while the Compensation Committee deliberated on his compensation package.
     Several of our Named Executive Officers also had access to Company automobiles for personal use through September 30, 2010. At present, however, except for Mr. Davies, none of the Named Executive Officers retains personal use of a Company automobile.
Employment Agreements:
     John A. B. Davies, Jr. We have an employment agreement with our President and Chief Executive Officer, John A. B. Davies, Jr. Mr. Davies joined the Company as President and Chief Executive Officer effective July 14, 2009. The Company and Mr. Davies have entered into a three-year employment contract, which provides for an initial annual salary of $500,000. He is eligible to participate in all cash and non-cash employee benefit plans maintained by the Company for its senior executive officers, as may be determined by the Board of Directors. All of the plans are more fully discussed herein. Other benefits extended to Mr. Davies include the personal use of a Company automobile.
     Subject to certain limitations, Mr. Davies’ employment agreement provides that he is to receive annually restricted stock grants equal to the lesser of 25% of his annual base salary on the date of grant or the maximum the Company is able to provide under the applicable restricted stock plan and each such annual award of restricted shares shall be subject to vesting as follows: one-third of such shares shall vest as of the second anniversary of the date of grant; one-third of such shares shall vest on the second anniversary of the date of grant to the extent the Company attains reasonable performance standards for the year in which the grant occurred; and (iii) one-third of such shares shall vest upon the Company’s attainment of reasonable performance standards for the three-year period, beginning with the year in which the grant occurred. Mr. Davies received no such restricted stock grants in 2010.
     In the event Mr. Davies is terminated other than for “cause” or resigns for “good reason” (as those terms are defined in his employment agreement), other than in connection with a “change of control” (as that term is defined in his employment agreement), he will be entitled to receive an amount equal to his base salary then in effect that he would have received for the remainder of the term of the agreement. If Mr. Davies is terminated other than for cause or resigns for good reason within one year after a change of control, he will be entitled to receive an amount equal to the excess, if any, of 2.99% of his “annualized includable compensation of the base period” as determined under Section 280G of the Internal Revenue Code. Mr. Davies is not entitled to any payment, acceleration or other benefit pursuant to his employment agreement as a result of the completion of the Company’s $255 million private placement with institutional investors (the “Private Placement”) and the transactions related thereto.
     The Company’s obligation to make the payments provided for in Mr. Davies’ employment agreement is qualified in its entirety by the Company’s ability to make such payments under applicable law. To the extent any payment is prohibited by 12 C.F.R. Part 359 or to the extent that any governmental approval of any payment is not received or such payment would be prohibited by any state or federal statutes or regulations, the Company will not be required to make such payment to Mr. Davies.

     Stephen P. Theobald. Mr. Theobald has no written employment contract with the Company. His annual base salary is $425,000. In addition, Mr. Theobald is eligible to participate in all of the plans and arrangements that are generally available to all of the Company’s salaried employees.
     Lorelle Fritsch. Mrs. Fritsch previously entered into a five-year employment contract with Bank of Hampton Roads, which includes payment of a severance amount in the event of a change-in-control of the Company, which may be paid unless the Treasury Department or other government agency issues guidance that would prohibit such payments, such as EESA and ARRA. Mrs. Fritsch is not entitled to any payment, acceleration or other benefit pursuant to his employment agreement as a result of the completion of the Private Placement and the transactions related thereto. Her annual salary in 2010 was $175,000 through May 20, 2010, at which time it was adjusted to $250,000 due to serving in the role of Interim Chief Financial Officer. Her contract was amended as of July 23, 2008 to make the Company a party in addition to Bank of Hampton Roads. If permitted by law, the severance amount will be equivalent to three times the average of her previous three year’s salary minus one dollar payable over a sixty-month period. Mrs. Fritsch’s employment contract will renew in five-year increments.
     Douglas J. Glenn. Mr. Glenn entered into a six year employment contract in 2007. His annual salary in 2010 was $400,000 through November 1, 2010, on which date it was adjusted to $425,000. Mr. Glenn is eligible to participate in the following compensation programs offered by the Company: Supplemental Retirement Agreement, Stock Incentive Plan, and the Executive Savings Plan, which was terminated effective September 30, 2010. In addition, Mr. Glenn is eligible to participate in all of the plans and arrangements that are generally available to all of the Company’s salaried employees, including the Company’s 401(k) plan. Other benefits extended to Mr. Glenn in 2010 included the personal use of a Company automobile (through September 30, 2010) and club dues. In the event of a change-in-control of the Company, Mr. Glenn will be eligible to receive a payment consistent with change-in-control payments for other Named Executive Officers. Mr. Glenn is not entitled to any payment, acceleration or other benefit pursuant to his employment agreement as a result of the completion of the Private Placement and the transactions related thereto. Mr. Glenn’s employment contract will renew in five year increments after the initial term upon similar terms as other executive officers of the Company.
     Mr. Glenn also has a supplemental employment retirement agreement. The plan provides benefits to Mr. Glenn at age 65 in the amount of one half of his final three years of service for a period of 15 years following retirement. The plan vests ratably over fifteen years beginning after the fifth anniversary of service. This plan contains change-in-control provisions consistent with those of other executive officers. For purposes of this supplemental employment retirement plan, the Private Placement and the transactions related thereto do not constitute a change-in-control.
     Upon his hiring, Mr. Glenn was granted incentive stock options for 20,000 shares of Company common stock that vests in years five through ten of Mr. Glenn’s employment, or immediately upon a change-of-control event and other customary circumstances.
     David Twiddy. Effective February 24, 2011, David Twiddy resigned as Executive Vice President of the Company. Previously, on December 31, 2008, Gateway Bank (now Bank of Hampton Roads) entered into an employment agreement with David R. Twiddy. The agreement had a term of thirty-six months with an initial base salary of $425,000. The agreement provided for certain payments under specified circumstances including a change-in-control of the Company. Mr. Twiddy is not entitled to any payment, acceleration or other benefit pursuant to his employment agreement as a result of the completion of the Private Placement and the transactions related thereto. The agreement restricts Mr. Twiddy from employment that competes with the Company or any of its subsidiaries for one year following termination of employment. In addition, Mr. Twiddy is restricted from the solicitation of business of the Company’s or any of its affiliates’ customers and solicitation of employment of the Company’s or any of its affiliates’ employees for a period of one year following termination of employment. The agreement further prohibits the disclosure of proprietary information. In addition, the Company entered into a restrictive covenant agreement with Mr. Twiddy that restricts Mr. Twiddy from employment that competes with the Company and any of its affiliates for a period of time specified in the covenant. Mr. Twiddy received $425,000 in net compensation for entering into the covenant and to which the Company paid the taxes on.
     Kevin Pack. We do not have a written employment agreement with our President and CEO of Gateway Bank Mortgage, Kevin Pack. Mr. Pack receives an annual salary of $325,000.
     On November 12, 2010, Bank of Hampton Roads and Gateway Bank Mortgage, Inc. entered into a non-solicitation and non-competition agreement with Kevin Pack, effective on that date. Under that agreement, Mr. Pack must refrain from soliciting mortgage services from bank clients for so long as he is employed and for 6 months thereafter and from providing competitive services within 25 miles of Bank of Hampton Roads’ corporate headquarters and any bank office or bank branch operated by Bank of Hampton Roads or its affiliates. During the same time period, Mr. Pack also agreed not to solicit for employment bank employees (or former bank employees within the last 12 months). In return for entering into the Agreement, Mr. Pack received $150,000.
     He is eligible to participate in all employee benefit plans maintained by the Company. Other benefits extended to Mr. Pack in 2010 include the personal use of a Company vehicle through September 30, 2010.
     Neal Petrovich. Mr. Petrovich had no written employment contract with the Company. His annual salary in 2010 was $325,000. Mr. Petrovich was eligible to participate in the following compensation programs offered by the Company: Supplemental Executive Retirement Plan, Stock Incentive Plan and the Executive Savings Plan. In addition, Mr. Petrovich was eligible to participate in all of the plans and arrangements that are generally available to all of the Company’s salaried employees. Other benefits extended to Mr. Petrovich in 2010 included the personal use of a Company automobile. He also received a moving allowance to assist with his relocation expenses. As an incentive to join the company, Mr. Petrovich was initially issued 5,000 shares of restricted stock, 4,000 of which he forfeited to the Company upon his resignation, effective June 4, 2010.
     Incentive Arrangement:: In order to focus our executive officers’ attention on the profitability of the organization as a whole, we have historically paid cash incentives based upon our annual financial performance as measured by return on average assets. Given the operating losses experienced in the first half of 2009, a decision was reached that the Company would not pay bonuses to executive officers under this plan during 2010.
     2006 Stock Incentive Plan: We strongly encourage all directors and employees to own stock in the Company. We feel that stock ownership among employees fosters loyalty and longevity and is an excellent method for aligning employee interests with the long-term goals of the organization and our shareholders. To facilitate stock ownership, the compensation committee of the Board of Directors adopted the 2006 Stock Incentive Plan on March 14, 2006. This plan was approved by the shareholders of the Company at the April 25, 2006 Annual Meeting of Shareholders. Under the plan, shares of our common stock may be issued to our directors, officers, key employees, consultants, and advisors in the form of restricted stock awards, incentive stock awards, incentive stock options, and non-statutory stock options. Each type of award under the plan is subject to different requirements and the awards may be conditioned by the performance of the officers and their contribution to the performance of the Company. The plan provides that no person shall be granted incentive stock options worth more than $100,000 based on their exercise price or 50,000 shares of restricted stock or stock options during any calendar year. During 2010, the Company granted no stock options or stock awards under this plan.
     Executive Savings Plan: We implemented an Executive Savings Plan with executive officers and certain other officers whereby an initial contribution of the officer’s salary made by the officer will be matched 100% each year by the Company as long as the officer’s employment with the Company continues and the officer is in good standing. There were no contributions made to the Executive Savings Plan during 2010 and this plan was terminated, effective September 30, 2010. Amounts may only be withdrawn from the plan upon termination of employment at which time the participant may elect to take the distribution as a lump sum payment or in annual installments. All remaining account balances will be distributed on October 1, 2011. Additional information regarding these payments can be found further in this document.
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
     Gateway Bank entered into a Supplemental Retirement Agreement with David R. Twiddy on December 24, 2008. The purpose of the agreement was to provide a retirement vehicle for Mr. Twiddy. Under this agreement, Mr. Twiddy is eligible to receive an annual benefit payable in 15 installments equal to 70% of his benefit computation base following the attainment of his plan retirement date, September 24, 2022. The benefit computation base is calculated as his average compensation including bonuses from us over the three highest compensation completed calendar years prior to the year during which the plan retirement date occurs. If Mr. Twiddy’s employment is terminated prior to his plan retirement date, other than by his death or for “cause” (as that term is defined in the agreement), he may be eligible under this agreement to receive the present value of the amount of his accrued benefit as of the date of such termination of employment. However, the Company is prohibited from making any such payment without prior regulatory approval as a result of the Company’s troubled condition under section 18(k) of the Federal Deposit Insurance Act and 12 C.F.R. Part 359.
     We entered into a Supplemental Retirement Agreement with Douglas J. Glenn on November 1, 2007. The purpose of the agreement is to provide a retirement vehicle for Mr. Glenn that will reward his years of service to the Company. Under this agreement, Mr. Glenn is eligible to receive an annual benefit payable in 15 installments equal to 50% of his benefit computation base following the attainment of his plan retirement date in 2031. The benefit computation base is calculated as his average compensation including bonuses from us over the three highest compensation completed calendar years prior to the year during which the plan retirement date occurs. The estimated annual benefits payable upon retirement at the plan retirement date are $488,668. Mr. Glenn will become fully vested in the plan in November 2022.
     Supplemental Executive Retirement Plan (“SERP”). Bank of Hampton Roads adopted a SERP in 2005. The only Named Executive Officer currently participating in the SERP is Lorelle Fritsch. The purpose of the agreement is to provide a retirement vehicle for Mrs. Fritsch that will reward her years of service to the Company. Under this agreement, Mrs. Fritsch is eligible to receive an annual benefit payable in 15 installments of $50,000 for a total of $750,000 commencing upon the first month after such executive attains age 65. The benefits shall, to the extent in compliance with applicable law, vest ratably from the date of the sixtieth month of participation in the SERP through the executive attaining age 65.
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
     Split Dollar Arrangements. Gateway Bank (now Bank of Hampton Roads) was a party to a Split Dollar Agreement with Mr. Twiddy, which provides for the division of the death proceeds on the life insurance policy on his life, which was owned by Bank of Hampton Roads, with his designated beneficiary. Under the Split Dollar Agreement, if Mr. Twiddy dies, his beneficiary shall be entitled to a fixed cash benefit from Bank of Hampton Roads. As of December 31, 2010, the amount was approximately $2,535,500 for Mr. Twiddy. Bank of Hampton Roads is not permitted to sell, surrender, or transfer ownership of any life insurance policy without replacing the policy with a comparable policy to cover the benefit provided by the Split Dollar Agreement. Bank of Hampton Roads may not terminate or amend the Split Dollar Agreements without the officer’s consent. All life insurance policies are subject to the claims of creditors.
Risk Assessment
     We reviewed our compensation programs and policies for all employees and determined that they are not reasonably likely to have a material adverse effect on the Company. We believe our compensation programs are designed with the appropriate balance of risk and reward in relation to our Company’s overall business strategy. In addition, our executive compensation programs did not provide for the payment of performance based-bonuses in 2010, which significantly reduces the amount of excessive risk-taking that our compensation programs might impose.
Leadership Structure
     We have operated under a board leadership structure with separate roles for our Chairman of the Board and our Chief Executive Officer, although our governance documents do not require this. Mr. Custis, as our Chairman of the Board, is responsible for presiding over the meetings of the Board of Directors and the annual meetings of stockholders, and Mr. Davies, as our Chief Executive Officer, is responsible for the general management of the business, financial affairs and day-today operations of the Company. As our directors continue to have more oversight responsibility, we believe it is beneficial to have a Chairman whose focus is to lead the board and facilitate communication among directors and management. Accordingly, we believe this structure is the best governance model for the Company and our stockholders.
2010 Compensation Committee Report
     The Compensation Committee has reviewed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K and to be included in the Company’s proxy statement related to its 2011 Annual Meeting of Shareholders and discussed it with the Company’s management. Based on this review and discussion, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended December 31,

2010, as amended, and the Company’s Proxy Statement.
     During fiscal 2010, the Company participated in the Troubled Asset Relief Program (“TARP”) established by the U.S. Department of the Treasury (the “Treasury”) under the Emergency Economic Stabilization Act of 2008 (“EESA”) as a result of its prior sale of preferred stock to the Treasury and subsequent exchange and conversion of preferred stock into common stock of the Company.
     As required by the TARP and by the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Compensation Committee reviewed the terms of each senior executive officer and employee compensation plan with the Company’s senior risk officer. This process included the review of all applicable senior executive officer and employee contracts, including salary, annual incentives, and long-term incentives and performance measurements.
     Changes to Executive Compensation Program: As required by ARRA, a number of changes were made to our executive compensation program. The changes include:
•	Performance-based bonuses and other incentive payments to the five most highly compensated employees, as well as all other employees were not made during fiscal 2010.

•	The change of control agreements previously applicable to senior executive officers, the next five most highly compensated employees, and all other employees were suspended during fiscal 2010.
     In addition, the Company has required that bonus payments to senior executive officers or any of the next twenty most highly compensated employees, as defined in the regulations and guidance established under section 111 of EESA (bonus payments), be subject to a recovery or “clawback” provision during any part of the most recently completed fiscal year that was a TARP period if the bonus payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. However, there were no such bonus payments to any such officers or employees during fiscal 2010.
     The purpose of the review was to identify any features of the compensation plans that could encourage the Company’s executive officers to take unnecessary and excessive risks or encourage the Company’s employees to manipulate reported earnings to enhance compensation. The Committee believes that the compensation plans do not encourage the senior executive officers to take unnecessary or excessive risks that threaten the value of the Company or encourage the manipulation of reported earnings because such plans currently do not contain performance-based compensation elements. In addition, to ensure compliance with relevant laws associated with the receipt of TARP and to limit potential risks posed by its compensation plans, the Company suspended all incentives, with the exclusion of base salaries.

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
Patrick E. Corbin
Henry P. Custis, Jr.
Robert B. Goldstein
Hal F. Goltz
W. Lewis Witt
Summary Compensation Table
     The following table shows the compensation of our principal executive officers and principal financial officers during fiscal 2010, as well as our three most highly compensated executive officers (other than our principal executive officer and principal financial officers) during the year. References throughout this Annual Report on Form 10-K to our “Named Executive Officers” or “named executives” refer to each of the individuals named in the table below.

							Non-	Change in
							Equity	Pension Value
							Incentive	and
							Plan	Nonqualified
Name and					Stock	Option	Compen-	Deferred	All Other
Principal				Bonus	Awards	Awards	sation	Compensation	Compensation		Total
Position	Year	Salary ($)		($)	(h)($)	(i)($)	($)	Earnings (j)($)	($)		($)
John A. B. Davies, Jr.	2010	$500,000		—	—	—	—	—	$78,197	(a)	578,197
	2009	242,628		57,895	123,750	—	—	—	11,913		436,186

Stephen P. Theobald	2010	35,417	(b)	—	—	—	—	—	269,785	(m)	305,202

Neal A. Petrovich	2010	135,417	(k)	—	—	—	—	—	4,944	(c)	135,466
	2009	234,006		—	41,500	—	—	—	33,976		309,482

Lorelle L. Fritsch (l)	2010	205,817		—	—	—	—	17,226	10,451	(d)	233,494
	2009	181,166		—	—	—	—	16,099	11,405		208,670
	2008	131,907		—	22,500	—	—	15,046	44,022		213,475

David Twiddy(n)	2010	425,000		—	—	—	—	244,463	25,439	(e)	694,902
	2009	425,000		—	—	—	—	205,945	109,605		740,550
	2008	425,000		130,000	80,000	—	—	—	855,307		1,490,307

Douglas J. Glenn	2010	404,167		—	—	—	—	55,976	59,942	(f)	527,393
	2009	400,000		—	—	—	—	55,193	75,302		530,495

Kevin Pack	2010	325,000		—	—	—	—		169,299	(g)	494,299
	2009	353,718		—	—	—	—	—	19,344		373,062

(a)	This column includes $40,150 in fees for acting as a director of the Company, $3,874 for personal use of a Company automobile, and a $34,173 payment to correct an underpayment due to payment error in 2009.

(b)	This amount represents part-year compensation due to Mr. Theobald having joined the Company as Chief Financial Officer on December 1, 2010.

(c)	This column includes Greenbrier Country Club dues of $1,801, $1,073 for personal use of a Company automobile and a $2,070 payment related to the vesting of restricted stock.

(d)	This column includes $8,233 in 401(k) match, $1,168 for personal use of a Company automobile, and $1,050 earnings related to an executive savings plan.

(e)	This column includes $14,700 in 401(k) match, $900 for personal use of a Company automobile, the Pines Lake Country Club dues of $1,725, and BOLI imputed income of $8,114.

(f)	This column includes $9,800 in 401(k) match, $3,830 for personal use of a Company automobile, a $1,760 payment related to the vesting of restricted stock, ($7,308) earnings for an executive savings plan, and Cavalier Golf & Yacht Club dues of $11,960. This total also includes $39,900 in fees for acting as a director of the Company.

(g)	This column includes $14,700 in 401(k) match, $700 for personal use of an automobile, Capital City Club dues of $1,914, State Club dues of $1,030, BOLI imputed income of $955 and $150,000 in regards to a non-solicitation and non-competition agreement.

(h)	This column represents stock awards granted by the Company. The expense was calculated according to ASC Topic 718 (formerly known as FASB Statement 123R). Stock awards are expensed over the vesting periods established at the time the grants are made by the Company.

(i)	This column represents the expense to the Company related to stock options granted. The expense was calculated according to ASC Topic 718 (formerly known as FASB Statement 123R). Stock options granted to employees and Directors have exercise prices equal to the market value of our common stock on the grant date.

(j)	This column represents the change in the benefit obligation for the Supplemental Retirement Agreements from the previous year to the current year. These amounts were expensed during the year and a liability was recorded on the Company’s balance sheet which represents the present value of payments that will be made to employees under the Supplemental Retirement Agreements upon their retirement. We have funded the Supplemental Retirement Agreements within this column with life insurance policies which name the company as beneficiary. These life insurance policies will reimburse the Company for all expenses related to the Supplemental Retirement Agreements including the policy premiums and the payments made to employees upon their retirement.

(k)	This amount represents part-year compensation due to Mr. Petrovich having resigned from the Company, effective June 4, 2010.

(l)	Ms. Fritsch acted as the Chief Financial Officer of the Company from August 2008 to February 2009 and May 2010 to December 1, 2010.

(m)	Represents consulting fees earned prior to becoming Chief Financial Officer.

(n)	Mr. Twiddy resigned as Executive Vice President of the Company effective February 24, 2011.
Grants of Plan-Based Awards Table
     The following table presents all plan-based awards granted to the Named Executive Officers during 2010.

		All Other	All Other Option
		Stock Awards:	Awards: Number	Exercise or	Grant Date
		Number of	of Securities	Base Price of	Fair Value
		Shares of	Underlying	Option	of Stock and
		Stock or Units	Options	Awards	Option
Name	Grant Date	(#)	(#)	($/Sh)	Awards ($)
John A. B. Davies, Jr.	—	—	—	—	—

Stephen P. Theobald	—	—	—	—	—

Neal A. Petrovich	—	—	—	—	—

Lorelle L. Fritsch	—	—	—	—	—

David Twiddy	—	—	—	—	—

Douglas J. Glenn	—	—	—	—	—

Kevin Pack	—	—	—	—	—
Outstanding Equity Awards at Fiscal Year-End Table
     The following table presents outstanding stock option and non-vested stock awards as of December 31, 2010.

	Option Awards				Stock Awards
					Number	Market
					of	Value of
					Shares	Shares
					or Units	or Units
	Number of	Number of			of Stock	of Stock
	Securities	Securities			That	That
	Underlying	Underlying	Option		Have	Have
	Unexercised	Unexercised	Exercise	Option	Not	Not
	Options (#)	Options (#)	Price	Expiration	Vested	Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)

John A. B. Davies, Jr.	0	0	$0.00	n/a	0	$0.00

Stephen P. Theobald	0	0	$0.00	n/a	0	$0.00

Neal A. Petrovich	0	0	$0.00	n/a	0	$0.00

Lorelle L. Fritsch					0	$0.00
	2,400	600	$12.00	12/31/2016

	Option Awards				Stock Awards
					Number	Market
					of	Value of
					Shares	Shares
					or Units	or Units
	Number of	Number of			of Stock	of Stock
	Securities	Securities			That	That
	Underlying	Underlying	Option		Have	Have
	Unexercised	Unexercised	Exercise	Option	Not	Not
	Options (#)	Options (#)	Price	Expiration	Vested	Vested
Name	Exercisable	Unexercisable	($)	Date	(#)	($)

	1,978	0	$10.65	12/31/2015
	2,079	0	$9.75	12/31/2014
	1,074	0	$8.77	12/31/2013
	1,006	0	$7.09	12/31/2012
	1,192	0	$7.03	12/31/2011
	729	0	$6.53	12/31/2010

David Twiddy	670	2,680	$21.87	8/28/2016
	24,321	0	$19.67	11/24/2014
	13,764	0	$9.16	8/2/2011
	6,075	0	$8.64	11/20/2010

Douglas J. Glenn					4,000	$2,080.00
	0	20,000	$12.25	11/1/2017
	2,000	0	$12.00	12/31/2016
	10,000	0	$12.00	12/31/2016

Kevin Pack	1,340	5,360	$20.985	8/31/2017
     All of the above stock options were fully vested on the grant date except for the stock options granted on December 31, 2006 and November 1, 2007. Of the stock options granted on December 31, 2006, Ms. Fritsch’s options have a five-year vesting schedule. All stock options have 10-year terms.
Option Exercises and Stock Vested Table
     The following table presents the stock options exercised and the stock awards vested for the Named Executive Officers during 2010.

	Option Awards		Stock Awards
	Number of Shares		Number of
	Acquired on	Value Realized	Shares Acquired	Value Realized
	Exercise	on Exercise	on Vesting	on Vesting
Name	(#)	($)	(#)	($)
John A. B. Davies, Jr.	—	—	—	—

Stephen P. Theobald	—	—	—	—

Neal A. Petrovich			1000	$2070

Lorelle L. Fritsch	—	—	—	—

David Twiddy	—	—	—	—

Douglas J. Glenn			2000	$1760

Kevin Pack	—	—	—	—
Pension Benefits Table
     The following table presents information related to the Supplemental Retirement Agreements for the Named Executive Officers as of and for the year ended December 31, 2010.

		Number of	Present Value of	Payments
		Years Credited	Accumulated	During Last
		Service	Benefit	Fiscal Year
Name	Plan Name	(#)	($)	($)
John A. B. Davies, Jr.	None	—	—	—

Stephen P. Theobald	None	—	—	—

Neal A. Petrovich	None	—	—	—

Lorelle L. Fritsch	Supplemental Executive Retirement Plan	3	$48,372	—

David Twiddy	Supplemental Retirement Agreement	2	$805,615	—

Douglas J. Glenn	None	3	$155,482	—

Kevin Pack	None	—	—	—
     The Supplemental Retirement Agreements are discussed in further detail in the Compensation Disclosure and Analysis section of this Annual Report on Form 10-K. The discount rate used to calculate the Present Value of Accumulated Benefit was 7% under the terms of the plan agreement.
Nonqualified Deferred Compensation Table
     The following table presents information related to the Executive Savings Plan for the Named Executive Officers during 2010.

	Executive	Registrant	Aggregate		Aggregate
	Contributions	Contributions	Earnings in	Aggregate	Balance at
	in Last Fiscal	in Last Fiscal	Last Fiscal	Withdrawals/	Last Fiscal
	Year	Year	Year	Distributions	Year-End
Name	($)	($)	($)	($)	($)
John A. B. Davies, Jr.	—	—	—	—	—

Stephen P. Theobald	—	—	—	—	N/A

Neal A. Petrovich	—	—	—	—	—

Lorelle L. Fritsch	—	—	$1,050	—	$50,477

David Twiddy	—	—	—	—	—

Douglas J. Glenn	—	—	$(7,308)	—	$4,939

Kevin Pack	—	—	—	—	—

     The Executive Savings Plan is discussed in further detail in the Compensation Disclosure and Analysis section of this Annual Report on Form 10-K. Amounts disclosed above in the “Registrant Contributions in Last Fiscal Year” and “Aggregate Earnings in Last Fiscal Year” columns were also included in the “All Other Compensation” column of the Summary Compensation Table above.
Potential Payments upon Termination or Change-in-Control
     The table below shows the present value of estimated Company payments under the employment agreements, equity plans, and other non-qualified plans described above, upon a termination of employment, including the Company gross-up payments for excise tax on the parachute payments upon a change of control, for each of Mr. Davies, Mr. Theobald, Mr. Petrovich, Ms. Fritsch, Mr. Twiddy, Mr. Glenn and Mr. Pack.(1) The payments represent the maximum possible payments under interpretations and assumptions most favorable to the executive officer. All termination events, except retirement, are assumed to occur on December 31, 2010 and termination upon a change of control is assumed to be involuntary by the Company or its successor. Termination upon retirement is assumed to occur upon the officer’s normal retirement date. Company payments to a terminated executive may be more or less than the amounts contained in the various agreements and plans. In addition, certain amounts currently are vested and, thus, do not represent an increased amount of benefits.

	Davies	Theobald	Petrovich	Fritsch	Glenn	Pack	Twiddy
CHANGE OF CONTROL
Employment Agreement	2,040,793	—	—	408,084	1,073,791	—	2,064,502
Supplemental Retirement Agreement/Plan
Fully vested prior to Change of Control							424,284
Additional vesting due to change in control	—	—	—	683,094	2,328,283	—	3,640,122
Employee Savings Plan	—	—	—	197,277	332,501	—	—
Restricted Stock	—	—	—	—	750	—	—
Sub Total	2,040,793	—	—	1,288,454	3,735,325	—	6,128,909
Contractual Gross-Up for Excise Taxes	—	—	—	588,113	1,699,201	—	2,587,300
Company Payment Upon Change of Control	2,040,793	—	—	1,876,567	5,434,526	—	8,716,209

RETIREMENT
Restricted Stock Plan	—	—	—	—	—	—	—
Employment Agreement	—	—	—	—	—	—	—
Supplemental Retirement Agreement					1,660,842		2,899,277
SERP				455,396
Employee Savings Plan				41,902
Retirement				497,298	1,660,842		2,899,277

TERMINATION OF EMPLOYMENT BY EXECUTIVE WITH GOOD REASON
Restricted Stock Plan	—	—	—	—	—	—	—
Employment Agreement	—	—	—	—	—	—	424,261
Supplemental Retirement Agreement	—	—	—	—	—	—	424,284

	Davies	Theobald	Petrovich	Fritsch	Glenn	Pack	Twiddy
SERP	—	—	—	—	—	—	—
Employee Savings Plan	—	—	—	41,902	—	—	—
EXECUTIVE TERM W/ GOOD REASON	—	—	—	41,902	—	—	848,545

TERMINATION OF EMPLOYMENT BY EXECUTIVE WITHOUT GOOD REASON
Restricted Stock Plan	—	—	—	—	—	—	—
Employment Agreement / Consulting Agreement	—	—	—	—	—	—	—
Supplemental Retirement Agreement	—	—	—	—	—	—	$424,284
SERP	—	—	—	—	—	—	—
Director Deferred Comp Plan	—	—	—	—	—	—	—
Director Retirement Agreements	—	—	—	—	—	—	—
Employee Savings Plan	—	—	—	41,902	—	—	—
EXECUTIVE TERM W/O GOOD REASON	—	—	—	41,902	—	—	424,284

TERMINATION OF EMPLOYMENT BY BANK WITHOUT CAUSE
Restricted Stock	—	—	—	—	—	—	—
Employment Agreement	747,985	—	—	—	424,261	—	424,261
Supplemental Retirement Agreement	—	—	—	—	—	—	424,284
SERP	—	—	—	—	—	—	—
Employee Savings Plan	—	—	—	41,902	—	—	—
BANK TERM W/O CAUSE	747,985			41,902	424,261		848,545

TERMINATION OF EMPLOYMENT BY BANK WITH CAUSE	—	—	—	—	—	—	—

DEATH
Restricted Stock	—	—	—	—	3,120	—	—
Employment Agreement	—	—	—	—	—	—	—
Supplemental Retirement Agreement	—	—	—	—	417,734	—	417,734
SERP	—	—	—	351,179	—	—	—
Executive Savings Plan	—	—	—	41,902	—	—	—
DEATH	—	—	—	393,081	420,854	—	417,734

DISABILITY
Restricted Stock	—	—	—	—	3,120	—	—
Employment Agreement	—	—	—	112,500	212,500	—	212,500
Supplemental Retirement Agreement	—	—	—	—	—	—	424,284
SERP	—	—	—	455,396	—	—	—
Executive Savings Plan	—	—	—	41,902	—	—	—
DISABILITY	—	—	—	609,798	215,620	—	636,784

(1)	The TARP compensation limitations prohibit the Company from making “any payment” to the Named Executive Officers for departure from the Company for any reason, or paying any benefit upon a change-in-control, except for payments for services performed or benefits accrued. In addition, the Company is prohibited, under section 18(k) of the Federal Deposit Insurance Act and 12 C.F.R. Part 359, from making any severance or indemnification payments to its employees for so long as Bank of Hampton Roads or the Company remain in troubled condition under applicable federal regulations. Both of these limitations exclude payments due to an employee on death or disability. Therefore, even though we have discussed above potential payments that would have been due had a termination of an executive officer occurred as of December 31, 2010, it is likely that the application of the TARP compensation limitations and/or 12 C.F.R. Part 359 would result in a prohibition of all such payments, except to the extent previously accrued under generally accepted accounting principles or due to death or disability, to a Named Executive Officer if such officer terminated employment during the TARP period or while the restrictions of 12 C.F.R. Part 359 apply.
Director Compensation Table
     The following table shows compensation paid to directors of the Company during 2010.

				Fees Earned or
				Paid in Cash
				from the	Fees Earned or
	Total Fees			Company/Bank	Paid in Cash
	Earned or Paid		Option	of Hampton	from Shore
	in Cash	Stock Awards	Awards	Roads	Bank
Name	($)	($)	($)	($)	($)
William Brumsey, III(1)(6)	25,025	—	—	25,025	—
Pat Corbin(7)	32,325	—	—	31,825	500
Henry P. Custis(7)(10)	49,525	—	—	25,525	24,000
John A. B. Davies, Jr. (7)	40,150	—	—	23,650	16,500
Douglas J. Glenn(7)	39,900	—	—	23,400	16,500
Robert B. Goldstein(2)	4,225	—	—	4,225	—
Hal F. Goltz(3)	—	—	—	—	—
Herman A. Hall, III(1)(6)(11)	28,650	—	—	28,650	—
Richard F. Hall, III(4)(8)(12)	49,850	—	—	29,650	20,200
Robert R. Kinser(1)(6)	27,900	—	—	27,900	—
William E. Paulette	24,100	—	—	24,100	—
Randal K. Quarles(3)	5,650	—	—	5,650	—
Bobby L. Ralph(1)(6)	30,650	—	—	30,650	—
Billy G. Roughton	25,650	—	—	25,650	—
Jordan E. Slone	27,275	—	—	27,275	—
Roland Carroll Smith, Sr. (1)(6)	26,250	—	—	26,250	—
Ollin B. Sykes(1)(6)	26,400	—	—	26,400	—
Emil A. Viola(5)(9)	22,700	—	—	22,700	—
Frank T. Williams(1)(6)	27,025	—	—	27,025	—
W. Lewis Witt	29,900	—	—	29,900	—

Jerry T. Womack(1)(6)	25,650	—	—	25,650	—

(1)	Company Directorship ended on September 30, 2010; remains a director of Bank of Hampton Roads.

(2)	Company Directorship began on October 4, 2010.

(3)	Company Directorship began on September 30, 2010.

(4)	Company Directorship ended on September 30, 2010.

(5)	Company Directorship and Bank of Hampton Roads Directorship ended on September 28, 2010.

(6)	Fees paid after September 30, 2010, for Bank of Hampton Roads Directorship only.

(7)	Received only one fee for both Company and Bank of Hampton Roads Directorships.

(8)	Fees paid after September 30, 2010 for Bank of Hampton Roads and Shore Bank Directorships only.

(9)	Chairman of the Boards for the Company and Bank of Hampton Roads until September 28, 2010.

(10)	Chairman of the Company’s board as of September 28, 2010; Chairman of the Shore Bank Board until October 25, 2010.

(11)	Chairman of the Board of Bank of Hampton Roads as of September 28, 2010.

(12)	Chairman of the Board of Shore Bank as of October 25, 2010.
     During fiscal year 2010, each director of the Company received a monthly director’s fee of $1,800 and $250 per committee meeting attended. Neither the Chairman of the Company’s Board nor any chairman of a board committee was otherwise compensated. The Company had a Directors’ Deferred Compensation Agreement through which directors could elect to defer their directors’ fees by using the fees to purchase shares of our stock held in a rabbi trust. The directors could also elect to defer their board fees and, until March 31, 2010, accrue interest on the deferred fees at an interest rate equal to the highest rate currently being offered on a certificate of deposit at the Company’s bank subsidiaries. Effective April 1, 2010, this interest rate was changed to .50%. This plan was terminated September 30, 2010.
     Certain of the Company’s directors resigned as of September 30, 2010, but remained directors of The Bank of Hampton Roads, a wholly owned subsidiary of the Company. During fiscal year 2010, each director of The Bank of Hampton Roads who was not also a director of the Company received a monthly director’s fee of $1,800 and $250 per committee meeting attended. Neither the Chairman of the Board for The Bank of Hampton Roads nor any chairman of a board committee was otherwise compensated.
     Certain of the Company’s directors also serve as directors of Shore Bank, a wholly owned subsidiary of the Company. Each director of Shore Bank receives an annual retainer of $9,000 regardless of whether he attends meetings of the board plus $500 for each meeting attended, except for the chairman of the Shore Bank board, who receives an annual retainer of $18,000 plus $500 for each meeting attended. In addition, each director, excluding Messrs. Davies and Glenn, is paid $250 for each board committee meeting attended. The Chair of the Investment, Asset/Liability Management and Compensation committees is paid $500 per meeting attended, and the Chair of the Audit Committee is compensated $700 per meeting, with other Audit Committee members receiving $350 per meeting attended.
Compensation Committee Interlocks and Insider Participation
     No member of the Company’s Compensation Committee was an officer or employee of the Company during 2010. During 2010, none of our executive officers served as a member of a Compensation Committee of another entity, nor did any of our executive officers serve as a director of another entity whose executive officers served on our Compensation Committee. There are members of our Compensation Committee that have outstanding loans with Bank of Hampton Roads. Each of these loans was made in the ordinary course of business on substantially the same terms, including interest rates, collateral, and repayment terms, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than the normal risk of collectability or present other unfavorable features. See “Certain Relationships and Related Transactions.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Beneficial Ownership of Directors, Executive Officers, and Principal Shareholders of the Company
     The following table sets forth for (1) each director and the executive officers named in the Summary Compensation Table, (2) all directors and executive officers as a group, and (3) each beneficial owner of 5% or more of our common stock: (i) the number of shares of common stock beneficially owned on April 11, 2011, and (ii) such person’s or group’s percentage ownership of outstanding shares of common stock on such date. All of the Company’s directors and executive officers receive mail at the Company’s principal executive office at Attn: Douglas J. Glenn, Executive Vice President, General Counsel, and Chief Operating Officer at Hampton Roads Bankshares, Inc., 999 Waterside Dr., Suite 200, Norfolk, Virginia 23510.
     This table is based upon information supplied by officers, directors, and principal shareholders. Unless indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

	Number of Shares		Percent of
Name	Beneficially Owned		Outstanding Shares (1)
Certain Beneficial Owners:

Carlyle Financial Services Harbor, L.P.(2)	196,767,315.00	(3)	23.57	(3)

ACMO-HR, L.L.C.(4)	196,543,825.00	(5)	23.09	(5)

CapGen Capital Group VI LP(6)	159,389,597.00	(7)	18.91	(7)

Fir Tree Value Master Fund, L.P.(8)	82,633,418.00		9.90

Affiliates of Davidson Kempner Capital Management LLC	82,633,418.00	(9)	9.90

United States Department of the Treasury	53,551,408.00	(10)	6.41

Directors:

John A. B. Davies, Jr.	119,843.05	(11)	*

Patrick E. Corbin	697,641.67	(12)	*

Henry P. Custis	630,496.00	(13)	*

Douglas J. Glenn	126,893.02	(14)	*

William A. Paulette	417,346.00	(15)	*

Billy Roughton	1,276,896.71	(16)	*

Jordan E. Slone	371,093.34	(17)	*

	Number of Shares		Percent of
Name	Beneficially Owned		Outstanding Shares (1)
W. Lewis Witt	1,000,087.86	(18)		*

Robert B. Goldstein(19)	159,389,597.00	(20)	18.91

Hal F. Goltz	—		—

Randal K. Quarles	—		—

Non-Director Executive Officers (not included above):

Stephen P. Theobald	—		—

Lorelle L. Fritsch	22,934.51	(21)		*

Kevin Pack	205,586.41	(22)		*

All Directors and Executive Officers, as a group (14 persons)	168,431,818.58	(23)	19.88

*	Represents less than 1% of outstanding shares.

(1)	Applicable percentages are based on 834,680,993.56 shares outstanding on April 11, 2011. Shares of common stock subject to options and warrants exercisable within 60 days of April 11, 2011 are deemed outstanding (without regard for limitations on exercise) for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage held by any other person. The table includes shares owned by spouses, other immediate family members, in trust, shares held in retirement accounts or funds for the benefit of the named individuals, shares held as restricted stock and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power.

(2)	DBD Cayman Holdings, Ltd., is the sole shareholder of DBD Cayman, Ltd., which is the general partner of TCG Holdings Cayman II, L.P., which is the general partner of TC Group Cayman Investment Holdings, L.P., which is the sole shareholder of Carlyle Financial Services, Ltd., which is the general partner of TCG Financial Services, L.P., which is the general partner of Carlyle Financial Services Harbor, L.P. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein are the ordinary members as well as the directors of DBD Cayman Holdings, Ltd. and, in such capacities, may be deemed to share beneficial ownership of the shares of common stock owned by DBD Cayman, Ltd. William E. Conway, Jr., Daniel A. D’Aniello, David M. Rubenstein and Glenn Youngkin are the directors of Carlyle Financial Services, Ltd. and, in such capacity, may be deemed to share beneficial ownership of the shares of common stock beneficially owned by Carlyle Financial Services, Ltd.

(3)	Does not include 8,346,810.00 shares of common stock underlying a warrant that becomes exercisable only upon the occurrence of a stay of the Written Agreement the with the Federal Reserve Bank of Richmond and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Written Agreement”) or the occurrence of a “Sale Event,” as defined in the applicable warrant agreement.

(4)	All investment and voting decisions with respect to the shares of common stock held by ACMO-

HR, L.L.C. are made by Anchorage Capital Group, L.L.C. (formerly named Anchorage Advisors, L.L.C.). Because of their respective relationships with ACMO-HR, L.L.C. and each other, each of Anchorage Advisors Management, L.L.C., Anchorage Capital Group, L.L.C., Anchorage Capital Master Offshore, Ltd., ACMO-HR, L.L.C and Messrs. Anthony L. Davis and Kevin M. Ulrich may be deemed to share voting and disposition power with respect to the shares of common stock beneficially owned by ACMO-HR, L.L.C. None of these persons or entities may be deemed to have sole voting and disposition power with respect to any shares of common stock beneficially owned by ACMO-HR, L.L.C.

(5)	Includes 16,693,620.00 shares of common stock issuable pursuant to a non-contingent warrant, but does not include 8,346,810.00 shares of common stock underlying a warrant that becomes exercisable only upon the occurrence of a stay of the Written Agreement or the occurrence of a “Sale Event,” as defined in the applicable warrant agreement.

(6)	Messrs. John Rose, Robert Goldstein, Eugene A. Ludwig, John Sullivan, Alfred Moses and Edward Mathias comprise the investment committee of CapGen Capital Group VI LLC, and the investment committee is responsible for making all decisions with respect to the voting or disposition of the shares of common stock held by CapGen Capital Group VI LLC. CapGen Capital Group VI LLC is the general partner of CapGen Capital Group VI LP.

(7)	Includes 8,346,810.00 shares of common stock issuable pursuant to a non-contingent warrant, but does not include 4,173,405.00 common shares underlying a warrant that becomes exercisable only upon the occurrence of a stay of the Written Agreement or the occurrence of a “Sale Event,.” as defined in the applicable warrant agreement.

(8)	Fir Tree, Inc. may be deemed to beneficially own the shares of common stock held by Fir Tree Value Master Fund, L.P. as a result of being the investment manager of Fir Tree Value Master Fund, L.P. Fir Tree Value Master Fund, L.P. may direct the vote and disposition of the shares of common stock beneficially held by it. Fir Tree, Inc. has been granted investment discretion over the common stock held by Fir Tree Value Master Fund, L.P., and thus, has the shared power to direct the vote and disposition of the shares of common stock beneficially held by Fir Tree Value Master Fund, L.P. Fir Tree, Inc. is also the investment manager of Fir Tree REOF II Master Fund, LLC, and has been granted investment discretion over the common stock held by Fir Tree REOF II Master Fund, LLC, and thus also has the shared power to direct the vote and disposition of such shares of common stock.

(9)	Each of Messrs. Thomas L. Kempner, Jr., Stephen M. Dowicz, Scott E. Davidson, Timothy I. Levart, Robert J. Brivio, Jr., Anthony A. Yoseloff, Eric P. Epstein, Avram Z. Friedman and Conor Bastable may be deemed to share beneficial ownership over an aggregate of 82,633,418.00 shares of common stock. Each of these individuals disclaims all beneficial ownership as affiliates of a registered investment advisor, and each such individual disclaims all beneficial ownership except as to the extent of his pecuniary interest in the shares of common stock. The business address of each such individual is c/o Davidson Kempner Capital Management LLC, 65 East 55th Street, 19th Floor, New York, New York 10022.

(10)	Includes 52,225,550.00 shares of common stock issued on September 30, 2010, and 1,325,858.00 shares of common stock underlying a warrant issued that is immediately exercisable.

(11)	Includes 25,000.00 shares of fully-vested restricted stock held by the Company for John A.B. Davies, Jr.

(12)	Includes 204.67 shares owned jointly by Patrick E. Corbin and Brenda C. Corbin (wife), 188.77 shares owned by Brenda C. Corbin, 7,405.17 shares held in a deferred compensation plan for

Patrick E. Corbin, and 44,843.05 shares held in a revocable trust for Patrick E. Corbin.

(13)	Includes 303,000.00 shares held in a revocable trust for Henry P. Custis, 50,000.00 shares held in a revocable trust jointly for Henry P. Custis and Linda Custis (wife), and 277,496.00 shares owned by Linda Custis.

(14)	Includes 32,000.00 options to purchase shares, 14,831.00 options to purchase shares by Tiffany K. Glenn (wife), 272.71 shares held in the Company’s 401(k) Profit Sharing Plan and Trust for Douglas J. Glenn, 4,633.92 shares held in the Company’s 401(k) Profit Sharing Plan and Trust for Tiffany K. Glenn, 10,718.92 shares of restricted stock held by the Company for Douglas J. Glenn, 1,764.00 shares held by Tiffany K. Glenn, 9,464.59 shares held in a Rabbi Trust for Douglas J. Glenn, 7,559.07 shares held in a Rabbi Trust for Tiffany K. Glenn, 12,217.23 shares owned jointly by Douglas J. Glenn and Tiffany K. Glenn, 17,806.06 shares held in the Company’s director compensation plans for Douglas J. Glenn, 444.59 shares held by Tiffany K. Glenn as custodian for Grayson Glenn (son), and 444.77 shares held by Tiffany K. Glenn as custodian for Bayler Glenn (daughter).

(15)	Includes 29,846.00 shares owned jointly by William A. Paulette and Carolyn E. Paulette (wife).

(16)	Includes 19,765.00 options to purchase shares, 299,296.66 shares owned jointly by Billy Roughton and Mildred H. Roughton (wife), 18,206.25 shares held in a SEP for Billy Roughton and 2,128.81 shares held in a SEP for Mildred H. Roughton.

(17)	Includes 12,000.00 options to purchase shares, 1,720.00 shares held by the 2003 Irrevocable Slone Children’s Trust, 34,479.28 shares held by Garden Capital Acquisitions, LLC, a company operated by Jordan E. Slone, and 165,268.25 shares held by Slone Investments.

(18)	Includes 20,013.00 options to purchase shares, 57,777.93 shares owned jointly by W. Lewis Witt and Judith W. Witt (wife), 6,300.62 shares held in an IRA for W. Lewis Witt, 24,234.29 shares held in an IRA for Judith W. Witt, 335,664.48 shares held in the Company’s director compensation plans for W. Lewis Witt, 20,197.19 shares owned by Inner-View, Ltd., a company owned by W. Lewis Witt, and 150,933.00 shares held in an IRA for W. Lewis Witt.

(19)	As a principal member and member of the investment committee of CapGen, LLC, the general partner of CapGen Capital Group VI LP, Mr. Goldstein may be deemed to be the indirect beneficial owner of such shares or shares underlying the warrants under Rule 16a-1(a)(2) promulgated under the Exchange Act. Pursuant to Rule 16a-1(a)(4) promulgated under the Exchange Act, Mr. Goldstein disclaims that he is the beneficial owner of such shares, to the extent of his pecuniary interest.

(20)	Includes 8,346,810.00 shares of common stock underlying a warrant issued to CapGen Capital Group VI LP that is immediately exercisable, but does not include 4,173,405.00 shares of common stock underlying a warrant issued to CapGen Capital Group VI LP that becomes exercisable only upon the occurrence of a stay of the Written Agreement or the occurrence of a “Sale Event,” as defined in the applicable warrant agreement.

(21)	Includes 11,827.00 options to purchase shares, 1,695.20 shares owned jointly with David E. Fritsch (husband), 4,799.55 shares held in the Company’s 401(k) Profit Sharing Plan and Trust, and 1,965.77 shares held in a Rabbi Trust for Lorelle L. Fritsch.

(22)	Includes 6,700.00 options to purchase shares, 16,436.41 shares held in the Company’s 401(k) Profit Sharing Plan and Trust, 25,563 shares held in a Gateway investments stock account for Kevin Pack and 34,270.00 shares held in an IRA for Kevin Pack.

(23)	Includes options to purchase shares.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     During fiscal year 2010, some director-nominees, directors, and executive officers of the Company, their affiliates, and members of their immediate families were customers of and had loan transactions with the Company in the normal course of business and are expected to continue to have customer relationships with the Company in the future. All outstanding loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and did not involve more than a normal risk of collectability or present other unfavorable features.
     At December 31, 2010, loans to executive officers, directors, and their associates amounted to $99.7 million. During 2010, additional loans and repayments of loans by executive officers, directors, and their associates netted $8.8 million.
     A nominal payment of $363 was made to Vico Construction Corporation in 2010. This entity is affiliated with Emil A. Viola, a former director of the Company. In the opinion of management, the payment made to this entity was as favorable to the Company as could have been made with unaffiliated parties.
     Jordan E. Slone, a director of the Company, is the managing member of two limited liability companies that serve as the managers for the legal entities which own and manage the Dominion Tower at 999 Waterside Drive, Norfolk, Virginia 23510. The Company currently leases the second floor and a portion of the nineteenth floor of the Dominion Tower for its executive offices and a portion of the first floor as a financial center. Our lease, as amended, expires in September 2021. Rent payments made in 2010 totaled approximated $895,000 for the year. The payments under this lease in 2011 are expected to be approximately the same. It is also expected that the rent paid will exceed 5% of the gross revenues of the entities that own Dominion Tower. The terms of this lease are substantially similar to the terms of leases that are the result of “arms length” negotiations between unrelated parties, and the rent is comparable to current market rates. In the opinion of management, the payments under the Dominion Tower lease are as favorable to the Company as could have been made with unaffiliated parties.
     Bank of Hampton Roads leases its Nags Head, North Carolina and one of its Kitty Hawk, North Carolina branches from Billy G. Roughton, a director of the Company, and his wife for monthly payments of $8,000 and $17,523 during 2010, respectively. Total payments under these leases in 2011 are expected to be approximately the same as in 2010. The interests of the Roughtons in these transactions are equal to the monthly lease payments. Kitty Hawk is a land lease that commenced in April 2006 for a term of twenty years, with three five-year renewals. In the opinion of management, the payments under these leases are as favorable to the Company as could have been made with unaffiliated parties.
     Shore Bank has a ground lease with Richard F. Hall, Jr., and Virginia B. Hall, the father and mother of Richard F. Hall, III, a former director of the Company and current director and officer of Shore Bank, for its Onley branch. Monthly payments during 2010 were $2,280 and the terms of the lease were extended for five years commencing June 2009 with one additional five-year renewal. The payments under this lease in 2011 are expected to be approximately the same as in 2010. Monthly payments were $2,006 in 2009. In the opinion of management, the payments made under the Onley branch lease are as favorable to the Company as could have been made with unaffiliated parties.
     On February 4, 2010, the Company entered into a consulting agreement with Tiffany Glenn, the wife of Doug Glenn. The consulting agreement requires a payment in the aggregate amount of $156,000.

As part of her consulting duties, Ms. Glenn was required to assist with investor relations, public relations, Securities and Exchange Commission filings, and otherwise assist with the transition of her duties to the new corporate secretary.
     On September 30, 2010, under the terms of a letter agreement with the Company, Carlyle Investment Management L.L.C. received a $3,000,000 cash fee as well as a warrant to purchase 7,846,859 shares of our common stock at $0.40 per share, as consideration for assistance provided in structuring the Company’s Private Placement. Randal K. Quarles is a managing director of this entity and a director of the Company. Carlyle Investment Management L.L.C. is also affiliated with Carlyle Financial Services Harbor, L.P., who is a participant in the Private Placement.
     On September 30, 2010, ACMO-HR, L.L.C. received warrants to purchase 23,540,576 shares of our common stock at $0.40 per share. ACMO-HR, L.L.C. is also a participant in the Private Placement. Anchorage Advisors is affiliated with ACMO-HR, L.L.C. and Hal F. Goltz, a director of the Company, is a senior analyst of Anchorage Advisors.
     On September 30, 2010, CapGen Capital Group VI LP received warrants for the purchase of 11,770,288 shares of our common stock for $0.40 per share. CapGen Capital Group VI is also a participant in the Private Placement and Robert B. Goldstein, a director of the Company, is affiliated with this entity.
     In addition, as a result of the common stock issuances in the second closing of the Private Placement and related transactions, on December 28, 2010, the amount of shares of our common stock for which the warrants (discussed immediately above) are exercisable automatically increased pursuant the terms of such warrants. The underlying share amounts increased by the following amounts: by 499,958 shares, under a warrant issued to Carlyle Financial Services Harbor, L.P.; by 1,499,874 shares, under warrants issued to ACMO-HR, L.L.C.; and by 749,937 shares under warrants issued to CapGen Capital Group VI LP.
Corporate Governance
Director Independence
     The Board is comprised of a majority of independent directors as defined by the NASDAQ listing standards. The Board of Directors in its business judgment has determined that the following of its members are independent as defined under the NASDAQ Stock Market’s listing standards: Patrick E. Corbin, Henry P. Custis, William A. Paulette, W. Lewis Witt, Randy K. Quarles, Hal F. Goltz and Robert B. Goldstein. In reaching this conclusion, the Board of Directors considered that the Company and its subsidiaries provide services to, and otherwise conduct business with, certain members of the Board of Directors or members of their immediate families or companies with which members of the Board of Directors are affiliated. These transactions are discussed in greater detail in the “Certain Relationships and Related Transactions” section of this Annual Report on Form 10-K.
     Based on these standards, the Board of Directors determined that Jordon E. Slone was not independent because of his affiliation with entities that own the Dominion Tower. The Board of Directors determined that Billy Roughton was not independent because he owns two branches in North Carolina. These transactions are discussed in greater detail in the “Certain Relationships and Related Transactions” section of this Annual Report on Form 10-K. Except for Jordan E. Slone and Billy Roughton, none of our non-employee directors, their immediate family members, or employees, are engaged in such relationships with us.
     The Board of Directors considered the following transactions between us and certain of our directors or their affiliates and determined that such transactions did not impair the director’s independence under the above standard:
•	Loans made by us and our subsidiaries to certain directors and their associates in the ordinary course of business.

•	Payments, which were under $200,000 and 5% of such company’s consolidated gross revenues, for storage services made to Greenbrier Self Storage, a business affiliated with W. Lewis Witt.

•	Payments, which were under $200,000 and 5% of such company’s consolidated gross revenues, for the lease of property made to Accawmacke Associates, a business affiliated with Henry P. Custis, Jr.

•	Transaction-related fees paid to Carlyle Investment Management L.L.C. in connection with the Private Placement and the relationship that Randal K. Quarles has with this entity.

•	Transaction-related fees paid to ACMO-HR, L.L.C. in connection with the Private Placement and the relationship that Hal F. Goltz has with this entity.

•	Transaction-related fees paid to CapGen Capital Group VI LP in connection with the Private Placement and the relationship that Robert B. Goldstein has with this entity.
Committees
     The Company currently has separate Audit, Compensation, and Nominating Committees which are composed of directors who are each an “independent director” as that term is defined under the NASDAQ Stock Market’s listing standards and the requirements of the SEC.
Audit Committee
     Through the end of September 2010, the Audit Committee consisted of Patrick E. Corbin, Herman A. Hall III, Richard F. Hall III, Robert R. Kinser, Bobby L. Ralph, Ollin B. Sykes, Frank T. Williams, W. Lewis Witt, and Jerry T. Womack. Beginning in October 2010, the Audit Committee consisted of Patrick E. Corbin, William A. Paulette and W. Lewis Witt. The Board of Directors determined that all of these directors were “independent directors” as that term is defined under the NASDAQ Stock Market’s listing standards and the requirements of the SEC.
     The Audit Committee and the Board of Directors has determined that Herman A. Hall, III and Ollin B. Sykes met the qualifications of an “Audit Committee Financial Expert” as defined under final rules adopted by the SEC. Beginning in November 2010, Patrick E. Corbin was designated as the Audit Committee Financial Expert, as defined under the SEC’s rules. The Audit Committee’s charter appears on the Company’s website at http://www.snl.com/irweblinkx/corporateprofile.aspx?iid=4066242.
     The Audit Committee is responsible for the appointment, compensation, and oversight of the work of the independent registered public accounting firm of the Company. It also must pre-approve all audit and non-audit services provided by the independent registered public accounting firm. The Audit Committee acts as the intermediary between the Company and the independent registered public accounting firm and reviews the reports of the independent registered public accounting firm. The Audit Committee held 16 meetings in 2010. See “Audit Committee Report” below.
Audit Committee Report
     The Audit Committee reviews the Company’s financial reporting process, including internal control over financial reporting, on behalf of the Board of Directors. As required by the Audit Charter, each Audit Committee member satisfies the independence and financial literacy requirements for serving on the Audit Committee, and at least one member has accounting or related financial management expertise, all as stated in the NASDAQ rules.
     Management has the primary responsibility for the consolidated financial statements and the reporting process, including internal control over financial reporting. In this context, the Audit Committee has met and held discussions with management and the independent registered public accounting firm. Management represented to the Audit Committee that the Company’s consolidated financial statements were prepared using U.S. generally accepted accounting principles (“GAAP”). The Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm.
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
     The Audit Committee meets with the internal and independent registered public accounting firm to discuss the results of their audits, the evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting. The meetings also are designed to facilitate any private communications with the Audit Committee desired by the internal auditors or independent registered public accounting firm. In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board has approved, that the audited consolidated financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended, for filing with the SEC.
Patrick E. Corbin
William A. Paulette
W. Lewis Witt
Nominating, Compensation and Human Resources Committee
     Through September 2010, the Company had a combined Nominating, Compensation and Human Resources Committee (“NCHRC”), and subsequently split them up into two committees in the fourth quarter of 2010. Prior to splitting up this committee, it met seven times in 2010. After separating in October 2010, the Nominating and Corporate Governance Committee and the Compensation Committee, each met zero and four times, respectively in 2010.
     Prior to splitting up into separate committees, the NCHRC consisted of William Brumsey, III, Patrick E. Corbin, Henry P. Custis Jr., Herman A. Hall III, Richard F. Hall III, Robert R. Kinser, Bobby L. Ralph, Roland Carroll Smith Sr., Frank T. Williams, and W. Lewis Witt, all of whom the Board of Directors determined were independent in 2010 under standards set by the NASDAQ Stock Market.
Compensation Committee
     Beginning in October, 2010, the Compensation Committee consisted of Patrick E. Corbin, Henry P. Custis, Jr., Robert B. Goldstein, Hal F. Goltz and W. Lewis Witt, all of whom the Board of Directors determined were independent in 2010 under standards set by the NASDAQ Stock Market. This newly formed committee met four times in 2010.
     The Compensation Committee reviews the compensation of all executive officers, determines the compensation package for the Chief Executive Officer, and administers the Company’s compensation programs. Previously, the NCHRC had this responsibility. See “Compensation Discussion and Analysis” and “2010 Compensation Committee Report.”
     The charter of the Compensation Committee appears on the Company’s website at http://www.snl.com/irweblinkx/corporateprofile.aspx?iid=4066242.
Corporate Governance and Nominating Committee
     Beginning in October 2010, the Corporate Governance and Nominating Committee consisted of Henry P. Custis, Robert B. Goldstein, William A. Paulette and Randal K. Quarles, all of whom the Board of Directors determined were independent in 2010 under standards set by the NASDAQ Stock Market. This newly formed committee did not meet in 2010.
     The Nominating Committee does not have a written diversity policy, however, it does give consideration to potential candidates who would promote diversity on the Board with respect to professional background, experience, and expertise.
     Qualification of Directors. In evaluating candidates for election to the Board, the Nominating Committee shall take into account the qualifications of the individual candidate as well as the composition of the Board of Directors as a whole. Among other things, the Nominating Committee considers:
•	the candidate’s ability to help the Board of Directors create stockholder wealth;

•	the candidate’s ability to represent the interests of the stockholders;

•	the business judgment, experience that is relevant to the business and acumen of the candidate;

•	the need of the Board for Directors to have certain skills and experience relevant to the business;

•	the candidate’s ability to fully participate in Board of Directors activities and fulfill the responsibilities of a director, including attendance at and active participation in, meetings of the Board of Directors or its committees;

•	other business and professional commitments of the candidate, including the number of other boards (public, private and charitable) on which the candidate serves; and

•	the financial sophistication, including the ability to qualify as “financially literate” under NASDAQ listing standards.
     Under our Bylaws, shareholders may submit nominees for director. However, there have been no material changes to the procedures by which shareholders may submit such nominees since they were last reported by the Company.
     The charter of the Corporate Governance and Nominating Committee appears on the Company’s website at http://www.snl.com/irweblinkx/corporateprofile.aspx?iid=4066242.

Board’s Role in Risk Oversight
     The Board of Directors is actively involved in overseeing enterprise risk, primarily through the assistance of its Audit Committee. The Company’s Internal Audit Department conducts an annual investigation and evaluation of enterprise risk. The Internal Audit department reports its findings to and answers inquiries of the Audit Committee. The Chairman of the Audit Committee then shares this information with the full Board of Directors at its next meeting and responds to its directions. In addition to the Audit Committee, other committees of the Board of Directors consider risk within their areas of responsibility. In setting executive compensation, the Compensation Committee considers risks that may be implicated by our compensation programs and endeavors to set executive compensation that creates incentives to achieve long-term shareholder value without encouraging excessive risk taking to achieve short-term results. The Compensation Committee reports its findings with explanations to the full Board.
Information About Shareholders
          The Board of Directors has not established a written policy regarding communications with shareholders. A formal policy has not been adopted because directors have periodic contact with shareholders through business, personal, and community-based activities. Although not prescribed in a policy, shareholders may communicate with the Board of Directors through written communications addressed to the Company’s executive office at Attn: : Douglas J. Glenn, Executive Vice President, Chief Operating Officer and General Counsel at Hampton Roads Bankshares, Inc., 999 Waterside Dr., Suite 200, Norfolk, Virginia 23510.
Board and Committee Meetings
     The business of the Company is managed under the direction of the Board of Directors. The Board of Directors generally meets twice a month and held 22 meetings in 2010. During 2010 each director participated in at least 75% of all Board of Directors meetings and at least 75% of all meetings of committees on which he served, except for William Brumsey, III, Herman A. Hall, III, Robert R. Kinser, Bobby L. Ralph, Roland Carroll Smith, Sr., Ollin B. Sykes, Frank T. Williams, and Jerry T. Womack, each of whom resigned from the Company’s Board of Directors effective September 30, 2010 and Richard F. Hall, who resigned on October 4, 2010. Prior to their respective resignations, each participated in at least 75% of all Board of Directors meetings and at least 75% of all meetings of committees on which he served in 2010. Effective September 30, 2010, Randy K. Quarles and Hal F. Goltz joined the Board of Directors and Robert B. Goldstein joined the Board of Directors on October 4, 2010. Each attended at least 75% of all Board meetings during the portion of 2010 that they served as directors and at least 75% of all meetings of committees on which he served in 2010. The Board of Directors does not have a policy regarding attendance at annual shareholders’ meetings. However, directors are encouraged to attend such meetings, and at the 2010 annual meeting of shareholders, held on September 28, 2010, all then current directors were in attendance, with the exception of Mr. Slone. All Board committee meetings are scheduled by the committee chairpersons as deemed necessary.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES
          Amounts paid to KPMG, LLP (“KPMG”) and Yount Hyde & Barbour, P.C. (“YHB”) for work performed in 2010 and 2009 appear below:

	KPMG(1)				YHB
	2010		2009		2010		2009
Audit fees (2)	$126,893		$20,000		$259,771		$329,846
Audit-related fees	30,604	(6)	10,500	(8)	108,365	(7)	132,254	(3)
Tax fees	367,516		—		17,820		45,115	(4)
All other fees	—		—		13,379	(6)	21,000	(5)

(1)	On October 7, 2010, the Audit Committee of the Board of Directors of the Company appointed KPMG as the Company’s independent registered public accounting firm. Therefore, although KPMG conducted the year end audit of the Company’s 2010 financial statements, YHB performed a review of its Form 10-Qs for the first three quarters of 2010.

(2)	Fees for financial statement audit, including audit of internal control over financial reporting and interim reviews.

(3)	Fees for assistance with capital raise efforts and related S-3, assistance with Gateway merger and related S-4, assistance with TARP transaction and related S-3, employee benefit plan audit, assistance with S-8 filing regarding Gateway 401k plan, and consultations concerning financial accounting reporting standards and other related issues.

(4)	Fees for preparing federal and state income tax returns and consultation regarding tax compliance issues.

(5)	Fees for SysTrust audit of systems reliability and agreed upon procedures for vulnerability testing.

(6)	Fees for Goodwill impairment testing, SEC comment letter, and capital raise efforts and related S-3.

(7)	Fees for SEC comment letter, capital raise efforts and related S-3, and 401(k) plan audits.

(8)	Relates to fees paid for consents on Form S-3 filings.
          As stated in the Audit Committee charter, the Audit Committee must pre-approve all audit and non-audit services provided by the firm of independent auditors. During 2010, the Audit Committee pre-approved 100% of services provided by KPMG and YHB. The Audit Committee has considered the provisions of these services by KPMG and has determined that the services are compatible with maintaining KPMG’s independence.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	Amended and Restated Articles of Incorporation of Hampton Roads Bankshares, Inc., attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 28, 2010, incorporated herein by reference.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, attached as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated September 24, 2009, incorporated herein by reference.

4.1	Specimen of Common Stock Certificate, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010.

4.2	Carlyle Contingent Warrant for Purchase of Shares of Common Stock, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30. 2010, filed November 9, 2010.

4.3	Anchorage Contingent Warrant for Purchase of Shares of Common Stock, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010.

4.4	Anchorage Standard Warrant for Purchase of Shares of Common Stock, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30. 2010, filed November 9, 2010.

4.5	CapGen Contingent Warrant for Purchase of Shares of Common Stock, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010.

4.6	CapGen Standard Warrant for Purchase of Shares of Common Stock, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010.

4.7	Amended and Restated Warrant for Purchase of Shares of Common Stock issued to the United States Department of the Treasury, incorporated by reference from the Registrant’s Form 8-K, filed August 18, 2010.

4.8	Letter Agreement, dated December 31, 2008, by and between Hampton Roads Bankshares, Inc. and the United States Department of the Treasury, incorporated by reference from the Registrant’s Form 8-K, filed January 5, 2009.

4.9	Exchange Agreement, dated August 12, 2010, by and between Hampton Roads Bankshares, Inc. and the United States Department of the Treasury, incorporated by reference from the Registrant’s Form 8-K, filed August 18, 2010.

10.1	Second Amended and Restated Investment Agreement, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.2	Amended and Restated CapGen Investment Agreement, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.3	Form of Second Amended and Restated Securities Purchase Agreement, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.4	Amended and Restated Securities Purchase Agreement, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.5	Carlyle Investor Letter, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.6	Anchorage Investor Letter, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.7	CapGen Investor Letter, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.8	Consent Letter with affiliate of Davidson Kempner, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.9	Consent Letter with affiliates of Fir Tree, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.10	Assignment and Assumption Agreement, among Goldman, Sachs, & Co., CapGen Capital Group VI LP, and C12 Protium Value Opportunities Ltd, dated September 23, 2010, incorporated by reference from the Registrant’s Form 8-K, filed September 23, 2010.

10.11	Supplemental Retirement Agreement, dated as of March 31, 1994, attached as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference.

10.12	Director Retirement Plan, dated as of November 28, 2006, attached as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K dated March 1, 2008, incorporated herein by reference.

10.13	Employment Agreement, dated as of November 1, 2007, between the Registrant and Douglas J. Glenn, attached as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K dated March 11, 2008, incorporated herein by reference.

10.14	First Amendment to the Employment Agreement between Hampton Roads Bankshares, Inc. and Douglas J. Glenn, dated as of May 27, 2008, attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.15	Supplemental Retirement Agreement between Bank of Hampton Roads and Douglas J. Glenn, dated May 27, 2008, attached as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.16	Credit Agreement between Compass Bank and Hampton Roads Bankshares, Inc., dated May 29, 2008, attached as Exhibit 10-6 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.17	Pledge Agreement between Compass Bank and Hampton Roads Bankshares, Inc., dated May 29, 2008 attached as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.18	Employment Agreement, dated as of August 28, 2006, between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch, attached as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.19	First Amendment to the Employment Agreement between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch, dated as of July 23, 2008, attached as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.20	Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of January 1, 2005, attached as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.21	First Amendment to Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of December 30, 2008, attached as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.22	Second Amendment to the Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of December 30, 2008, attached as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.23	Hampton Roads Bankshares, Inc. 2008 Director Deferred Compensation Plan dated as of January 1, 2008, attached as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.24	Amended and Restated Hampton Roads Bankshares, Inc. Directors’ Deferred Compensation Plan attached, as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.25	Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of July 23, 2006, attached as Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-139968) dated January 12, 2007, incorporated herein by reference.

10.26	First Amendment to Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of December 30, 2008, attached as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.27	Second Amendment to Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of December 30, 2008, attached as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.28	Hampton Roads Bankshares, Inc. Executive Savings Plan Trust, dated as of July 23, 2006, attached as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.29	Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of March 14, 2006, attached as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-134583) dated May 31, 2006, incorporated herein by reference.

10.30	First Amendment to Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of December 26, 2008 attached as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.31	Non-Qualified Limited Stock Option Plan for Directors and Employees, dated March 31, 1994, attached as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

10.32	Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of March 14, 2002, attached as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 dated March 14, 2002, incorporated herein by reference.

10.33	Amended and Restated Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of July 23, 2008, included in Registrant’s Prospectus on Form 424B3 filed August 15, 2008, incorporated herein by reference.

10.34	Supplement No. 1 to Amended and Restated Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of January 27, 2009, included in Registrant’s Prospectus on Form 424B3 filed March 4, 2009, incorporated herein by reference.

10.35	Gateway Financial Holdings, Inc. 2005 Omnibus Stock Ownership and Long-Term Incentive Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-127978) dated August 31, 2005, incorporated herein by reference.

10.36	Gateway Financial Holdings, Inc. 2001 Nonstatutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98021) dated August 13, 2002, incorporated herein by reference.

10.37	Gateway Financial Holdings, Inc. 1999 Incentive Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98025) dated August 13, 2002, incorporated herein by reference.

10.38	Gateway Financial Holdings, Inc. 1999 Nonstatutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98027) dated August 13, 2002, incorporated herein by reference.

10.39	Gateway Financial Holdings, Inc. 1999 BOR Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-144841) dated July 25, 2007, incorporated herein by reference.

10.40	Shore Financial Corporation 2001 Stock Incentive Plan, attached as Exhibit 99 to Shore Financial Corporation’s Registration Statement on Form S-8 (Registration No. 333-82838) dated February 15, 2002, incorporated herein by reference.

10.41	Shore Savings Bank, F.S.B. 1992 Stock Option Plan dated November 10, 1992, attached as Exhibit 10 to Shore Financial Corporation’s Registration Statement on Form S-4EF dated September 15, 1997, incorporated herein by reference.

10.42	Employment Agreement between Hampton Roads Bankshares, Inc. and David Twiddy, attached as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated January 7, 2009, incorporated herein by reference.

10.43	Employment Agreement between Hampton Roads Bankshares, Inc. and John A. B. Davies, Jr., attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 30, 2009, incorporated herein by reference.

10.44	Non-Solicitation and Non-Competition Agreement by and among Bank of Hampton Roads, Gateway Bank Mortgage, Inc, and Kevin M. Pack, dated November 12, 2010, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 30, 2010, incorporated herein by reference.

14.1	The Company has a Code of Ethics for its senior financial officers and the Chief Executive Officer. Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the SEC. A copy of the Company’s Code of Ethics can be obtained through written communications addressed to Stephen P. Theobald, Chief Financial Officer, Hampton Roads Bankshares, Inc., 999 Waterside Drive, Suite 200, Norfolk, VA 23510.

16.1	Letter regarding Change in Independent Registered Public Accounting Firm, dated October 13, 2010, attached as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed October 13, 2010, incorporated herein by reference.

21.1	A list of the subsidiaries of Hampton Roads Bankshares, Inc., previously filed.

23.1	Consent of KPMG, previously filed.

23.2	Consent of Yount, Hyde, & Barbour, P.C., previously filed.

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, previously filed.

99.1	TARP Certification of Chief Executive Officer and Chief Financial Officer, previously filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampton Roads Bankshares, Inc.
Date April 26, 2011	/s/ John A. B. Davies, Jr.
John A. B. Davies, Jr.
President and Chief Executive Officer

Exhibit Index
Hampton Roads Bankshares, Inc.

3.1	Amended and Restated Articles of Incorporation of Hampton Roads Bankshares, Inc., attached as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 28, 2010, incorporated herein by reference.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, attached as Exhibit 3.4 to the Registrant’s Current Report on Form 8-K dated September 24, 2009, incorporated herein by reference.

4.1	Specimen of Common Stock Certificate, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010.

4.2	Carlyle Contingent Warrant for Purchase of Shares of Common Stock, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30. 2010, filed November 9, 2010.

4.3	Anchorage Contingent Warrant for Purchase of Shares of Common Stock, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010.

4.4	Anchorage Standard Warrant for Purchase of Shares of Common Stock, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30. 2010, filed November 9, 2010.

4.5	CapGen Contingent Warrant for Purchase of Shares of Common Stock, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010.

4.6	CapGen Standard Warrant for Purchase of Shares of Common Stock, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010.

4.7	Amended and Restated Warrant for Purchase of Shares of Common Stock issued to the United States Department of the Treasury, incorporated by reference from the Registrant’s Form 8-K, filed August 18, 2010.

4.8	Letter Agreement, dated December 31, 2008, by and between Hampton Roads Bankshares, Inc. and the United States Department of the Treasury, incorporated by reference from the Registrant’s Form 8-K, filed January 5, 2009.

4.9	Exchange Agreement, dated August 12, 2010, by and between Hampton Roads Bankshares, Inc. and the United States Department of the Treasury, incorporated by reference from the Registrant’s Form 8-K, filed August 18, 2010.

10.1	Second Amended and Restated Investment Agreement, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.2	Amended and Restated CapGen Investment Agreement, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.3	Form of Second Amended and Restated Securities Purchase Agreement, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.4	Amended and Restated Securities Purchase Agreement, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.5	Carlyle Investor Letter, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.6	Anchorage Investor Letter, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.7	CapGen Investor Letter, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.8	Consent Letter with affiliate of Davidson Kempner, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.9	Consent Letter with affiliates of Fir Tree, dated August 11, 2010, incorporated by reference from the Registrant’s Form 8-K, filed August 17, 2010.

10.10	Assignment and Assumption Agreement, among Goldman, Sachs, & Co., CapGen Capital Group VI LP, and C12 Protium Value Opportunities Ltd, dated September 23, 2010, incorporated by reference from the Registrant’s Form 8-K, filed September 23, 2010.

10.11	Supplemental Retirement Agreement, dated as of March 31, 1994, attached as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference.

10.12	Director Retirement Plan, dated as of November 28, 2006, attached as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K dated March 1, 2008, incorporated herein by reference.

10.13	Employment Agreement, dated as of November 1, 2007, between the Registrant and Douglas J. Glenn, attached as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K dated March 11, 2008, incorporated herein by reference.

10.14	First Amendment to the Employment Agreement between Hampton Roads Bankshares, Inc. and Douglas J. Glenn, dated as of May 27, 2008, attached as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.15	Supplemental Retirement Agreement between Bank of Hampton Roads and Douglas J. Glenn, dated May 27, 2008, attached as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.16	Credit Agreement between Compass Bank and Hampton Roads Bankshares, Inc., dated May 29, 2008, attached as Exhibit 10-6 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.17	Pledge Agreement between Compass Bank and Hampton Roads Bankshares, Inc., dated May 29, 2008 attached as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated June 2, 2008, incorporated herein by reference.

10.18	Employment Agreement, dated as of August 28, 2006, between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch, attached as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.19	First Amendment to the Employment Agreement between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch, dated as of July 23, 2008, attached as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.20	Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of January 1, 2005, attached as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.21	First Amendment to Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of December 30, 2008, attached as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.22	Second Amendment to the Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of December 30, 2008, attached as Exhibit 10.39 to the Registrant’s Annual Report on Form
10-K for the year ended December 31, 2008, incorporated herein by reference.

10.23	Hampton Roads Bankshares, Inc. 2008 Director Deferred Compensation Plan dated as of January 1, 2008, attached as Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.24	Amended and Restated Hampton Roads Bankshares, Inc. Directors’ Deferred Compensation Plan attached, as Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.25	Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of July 23, 2006, attached as Exhibit 4 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-139968) dated January 12, 2007, incorporated herein by reference.

10.26	First Amendment to Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of December 30, 2008, attached as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.27	Second Amendment to Hampton Roads Bankshares, Inc. Executive Savings Plan, dated as of December 30, 2008, attached as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.28	Hampton Roads Bankshares, Inc. Executive Savings Plan Trust, dated as of July 23, 2006, attached as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.29	Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of March 14, 2006, attached as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-134583) dated May 31, 2006, incorporated herein by reference.

10.30	First Amendment to Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of December 26, 2008 attached as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.31	Non-Qualified Limited Stock Option Plan for Directors and Employees, dated March 31, 1994, attached as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

10.32	Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of March 14, 2002, attached as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-3 dated March 14, 2002, incorporated herein by reference.

10.33	Amended and Restated Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of July 23, 2008, included in Registrant’s Prospectus on Form 424B3 filed August 15, 2008, incorporated herein by reference.

10.34	Supplement No. 1 to Amended and Restated Dividend Reinvestment and Optional Cash Purchase Plan Prospectus, dated as of January 27, 2009, included in Registrant’s Prospectus on Form 424B3 filed March 4, 2009, incorporated herein by reference.

10.35	Gateway Financial Holdings, Inc. 2005 Omnibus Stock Ownership and Long-Term Incentive Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-127978) dated August 31, 2005, incorporated herein by reference.

10.36	Gateway Financial Holdings, Inc. 2001 Nonstatutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98021) dated August 13, 2002, incorporated herein by reference.

10.37	Gateway Financial Holdings, Inc. 1999 Incentive Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98025) dated August 13, 2002, incorporated herein by reference.

10.38	Gateway Financial Holdings, Inc. 1999 Nonstatutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98027) dated August 13, 2002, incorporated herein by reference.

10.39	Gateway Financial Holdings, Inc. 1999 BOR Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-144841) dated July 25, 2007, incorporated herein by reference.

10.40	Shore Financial Corporation 2001 Stock Incentive Plan, attached as Exhibit 99 to Shore Financial Corporation’s Registration Statement on Form S-8 (Registration No. 333-82838) dated February 15, 2002, incorporated herein by reference.

10.41	Shore Savings Bank, F.S.B. 1992 Stock Option Plan dated November 10, 1992, attached as Exhibit 10 to Shore Financial Corporation’s Registration Statement on Form S-4EF dated September 15, 1997, incorporated herein by reference.

10.42	Employment Agreement between Hampton Roads Bankshares, Inc. and David Twiddy, attached as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, dated January 7, 2009, incorporated herein by reference.

10.43	Employment Agreement between Hampton Roads Bankshares, Inc. and John A. B. Davies, Jr., attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated July 30, 2009, incorporated herein by reference.
10.44	Non-Solicitation and Non-Competition Agreement by and among Bank of Hampton Roads, Gateway Bank Mortgage, Inc, and Kevin M. Pack, dated November 12, 2010, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 30, 2010, incorporated herein by reference.

14.1	The Company has a Code of Ethics for its senior financial officers and the Chief Executive Officer. Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the SEC. A copy of the Company’s Code of Ethics can be obtained through written communications addressed to Stephen P. Theobald, Chief Financial Officer, Hampton Roads Bankshares, Inc., 999 Waterside Drive, Suite 200, Norfolk, VA 23510.

16.1	Letter regarding Change in Independent Registered Public Accounting Firm, dated October 13, 2010, attached as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed October 13, 2010, incorporated herein by reference.

21.1	A list of the subsidiaries of Hampton Roads Bankshares, Inc., previously filed.

23.1	Consent of KPMG, previously filed.

23.2	Consent of Yount, Hyde, & Barbour, P.C., previously filed.

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, previously filed.

99.1	TARP Certification of Chief Executive Officer and Chief Financial Officer, previously filed.