Form 10-Q
period 2011-03-31
HAMPTON ROADS BANKSHARES INC
filed 2011-05-16
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock as of April 30, 2011 was 33,389,949 shares, par value $0.01.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

ITEM I. Financial Statements

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands, except share and per share data)	March 31, 2011	December 31, 2010
Assets:
Cash and due from banks	$18,921	$17,726
Interest-bearing deposits in other banks	1,786	2,342
Overnight funds sold and due from Federal Reserve Bank	352,070	440,844
Investment securities available for sale, at fair value	349,258	334,237
Restricted equity securities, at cost	24,009	24,363

Loans held for sale	12,161	22,499

Loans	1,806,447	1,958,767
Allowance for loan losses	(109,990)	(157,253)

Net loans	1,696,457	1,801,514
Premises and equipment, net	92,533	93,414
Interest receivable	7,540	7,278
Foreclosed real estate and repossessed assets, net of valuation allowance	70,790	59,423
Intangible assets, net	10,371	10,858
Bank-owned life insurance	50,693	50,213
Other assets	30,794	35,445

Totals assets	$2,717,383	$2,900,156

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing demand	$223,764	$224,440
Interest-bearing:
Demand	646,902	725,816
Savings	67,902	65,620
Time deposits:
Less than $100	679,975	703,006
$100 or more	652,459	701,279

Total deposits	2,271,002	2,420,161
Federal Home Loan Bank borrowings	212,559	213,353
Other borrowings	50,003	49,853
Interest payable	3,729	3,644
Other liabilities	20,227	22,350

Total liabilities	2,557,520	2,709,361

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 33,389,949 shares issued and outstanding on March 31, 2011 and on December 31, 2010 (1)	334	334
Capital surplus	477,415	477,385
Retained deficit	(319,349)	(287,681)
Accumulated other comprehensive income, net of tax	1,434	345

Total shareholders’ equity before non-controlling interest	159,834	190,383
Non-controlling interest	29	412

Total shareholders’ equity	159,863	190,795

Total liabilities and shareholders’ equity	$2,717,383	$2,900,156

See accompanying notes to the consolidated financial statements.

(1)	As restated to give retroactive effect to the 1 for 25 shares reserve stock split which occurred on April 27, 2011.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Three Months Ended
		As Restated
(unaudited)	March 31, 2011	March 31, 2010
Interest Income:
Loans, including fees	$24,539	$32,254
Investment securities	2,418	1,717
Overnight funds sold	225	95
Interest-bearing deposits in other banks	1	29

Total interest income	27,183	34,095

Interest Expense:
Deposits:
Demand	1,165	3,801
Savings	42	129
Time deposits:
Less than $100	2,904	3,950
$100 or more	2,787	2,238

Interest on deposits	6,898	10,118
Federal Home Loan Bank borrowings	1,320	1,313
Other borrowings	741	731

Total interest expense	8,959	12,162

Net interest income	18,224	21,933
Provision for loan losses	21,314	45,613

Net interest expense after provision for loan losses	(3,090)	(23,680)

Noninterest Income:
Service charges on deposit accounts	1,446	1,665
Mortgage banking revenue	1,250	1,755
Gain on sale of investment securities available for sale	—	79
Gain on sale of premises and equipment	—	25
Losses on foreclosed real estate and repossessed assets	(3,682)	(738)
Other-than-temporary impairment of securities (includes total other-than-temporary impairment losses of $0 and $234, net of $0 and $190 recognized in other comprehensive income for the three months ended March 31, 2011 and 2010, respectively, before taxes)	—	(44)
Insurance revenue	1,153	1,320
Brokerage revenue	70	74
Income from bank-owned life insurance	481	400
Other	1,407	1,065

Total noninterest income	2,125	5,601

Noninterest Expense:
Salaries and employee benefits	12,355	9,750
FDIC insurance	6,709	1,056
Occupancy	2,326	2,298
Professional fees and consultants	2,185	1,316
Problem loan and repossessed asset costs	1,416	613
Data processing	1,007	1,480
Equipment	806	1,091
Other	3,838	3,376

Total noninterest expense	30,642	20,980

Loss before provision for income taxes	(31,607)	(39,059)
Provision for income taxes	44	62

Net loss	(31,651)	(39,121)
Net income attributable to non-controlling interest	17	—

Net loss attributable to Hampton Roads Bankshares, Inc.	(31,668)	(39,121)
Preferred stock dividend and accretion of discount	—	1,375

Net loss available to common shareholders	$(31,668)	$(40,496)

Per Share: (1)
Cash dividends declared	$—	$—

Basic loss	$(0.95)	$(45.74)

Diluted loss	$(0.95)	$(45.74)

Basic weighted average shares outstanding	33,389,949	885,344
Effect of dilutive stock options	—	—

Diluted weighted average shares outstanding	33,389,949	885,344

See accompanying notes to the consolidated financial statements.

(1)	As restated to give retroactive effect to the 1 for 25 shares reserve stock split which occurred on April 27, 2011.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock			Retained	Non-controlling	Accumulated Other Comprehensive	Total Shareholders’
(unaudited)	Shares	Amount	Capital Surplus	Deficit	Interest	Income (Loss)	Equity
Balance at December 31, 2010 (1)	33,389,949	$334	$477,385	$(287,681)	$412	$345	$190,795

Comprehensive income:
Net loss	—	—	—	(31,668)	17	—	(31,651)
Change in unrealized gain on securities available for sale	—	—	—	—	—	1,089	1,089

Total comprehensive loss							(30,562)
Stock-based compensation expense	—	—	30	—	—	—	30
Distributed non-controlling interest	—	—	—	—	(400)	—	(400)

Balance at March 31, 2011	33,389,949	$334	$477,415	$(319,349)	$29	$1,434	$159,863

See accompanying notes to the consolidated financial statements.

(1)	As restated to give retroactive effect to the 1 for 25 shares reverse stock split which occurred on April 27, 2011.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Three Months Ended
		As Restated
(unaudited)	March 31, 2011	March 31, 2010
Operating Activities:
Net loss	$(31,651)	$(39,121)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,171	1,333
Amortization of intangible assets and fair value adjustments	(33)	(4)
Provision for loan losses	21,314	45,613
Proceeds from mortgage loans held for sale	101,900	63,232
Originations of mortgage loans held for sale	(91,562)	(66,534)
Stock-based compensation expense	30	111
Net amortization of premiums and accretion of discounts on investment securities	711	316
Gain on sale of premises and equipment	—	(25)
Losses on foreclosed real estate and repossessed assets	3,682	738
Gain on sale of investment securities available for sale	—	(79)
Earnings on bank-owned life insurance	(481)	(400)
Other-than-temporary impairment of securities	—	44
Changes in deferred taxes	—	(235)
Changes in:
Interest receivable	(262)	(683)
Other assets	4,652	1,097
Interest payable	85	(69)
Other liabilities	(2,123)	(3,812)

Net cash provided by operating activities	7,433	1,522

Investing Activities:
Proceeds from maturities and calls of debt securities available for sale	14,242	5,540
Proceeds from sale of investment securities available for sale	—	767
Purchase of investment securities available for sale	(28,887)	(22,591)
Proceeds from sale of restricted equity securities	354	—
Net decrease in loans	59,341	30,555
Purchase of premises and equipment	(260)	(97)
Proceeds from sale of foreclosed real estate	9,127	1,120
Proceeds from sale of premises and equipment	—	34

Net cash provided by investing activities	53,917	15,328

Financing Activities:
Net increase (decrease) in deposits	(149,069)	70,374
Repayments of Federal Home Loan Bank borrowings	(16)	(1,516)
Distributed non-controlling interest	(400)	—
Preferred stock dividends paid and amortization of preferred stock discount	—	270

Net cash provided by (used in) financing activities	(149,485)	69,128

Increase (decrease) in cash and cash equivalents	(88,135)	85,978
Cash and cash equivalents at beginning of period	460,912	200,044

Cash and cash equivalents at end of period	$372,777	$286,022

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2011	March 31, 2010
Supplemental cash flow information:
Cash paid for interest	$8,874	$12,232
Cash paid for income taxes	20	—

Supplemental non-cash information:
Change in unrealized gain on securities	$1,089	$1,837
Transfer between loans and other real estate owned	24,176	18,277

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hampton Roads Bankshares, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. On September 28, 2010, the holders of the Company’s common stock, par value $0.01 per share (the “Common Stock”), approved an amendment to the Company’s Amended and Restated Articles of Incorporation (the “Articles”) to effect a reverse stock split of the Common Stock. The shareholders granted the Company’s Board of Directors the discretion to determine the appropriate timing and ratio of the reverse stock split.

On March 18, 2011, the Board of Directors of the Company unanimously adopted resolutions approving an amendment to the Articles to effect a 1-for-25 reverse stock split of all outstanding shares of the Common Stock, effective at 11:59 p.m., Eastern Daylight Time, on April 27, 2011 (the “Reverse Stock Split”). Shareholders received one new share of Common Stock in replacement of every twenty-five shares they held on that date. The Reverse Stock Split did not change the aggregate value of any stockholder’s shares of Common Stock or any stockholder’s ownership percentage of the Common Stock, except for minimal changes resulting from the treatment of fractional shares. The Company did not issue any fractional shares as a result of the Reverse Stock Split. The number of shares issued to each stockholder was rounded up to the nearest whole number if, as a result of the Reverse Stock Split, the number of shares owned by any stockholder would not be a whole number. All previously reported share and per share amounts in the accompanying consolidated financial statements and related notes have been restated to reflect the reverse stock split.

Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-01, Receivables, that temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20, Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, until the guidance for determining what constitutes a troubled debt restructuring is determined. The guidance is anticipated to be effective for interim and annual periods after June 15, 2011. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements but will likely result in additional disclosures.

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310), that defines Troubled Debt Restructurings. In turn, the effective date of the disclosures about troubled debt restructurings in ASU 2010-20, Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, is effective for interim and annual periods beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements but will likely result in additional disclosures.

NOTE B – RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to filing the Company’s quarterly report on Form 10-Q for the three months ended March 31, 2010, the Company determined that a valuation allowance on its deferred tax assets should be recognized as of December 31, 2009. The Company decided to establish a valuation allowance against the deferred tax asset because it is uncertain when it will realize this asset.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, the March 31, 2010 consolidated financial statements were restated to account for this determination. The effect of this change (in thousands, except per share amounts) in the consolidated financial statements was as follows.

Consolidated Balance Sheet at March 31, 2010

	As Reported	Adjustment	As Restated

Deferred tax assets, net	$70,323	$(70,323)	$—
Total assets	3,016,470	(70,323)	2,946,147
Retained earnings deficit	(158,621)	(70,323)	(228,944)
Total shareholders’ equity	156,509	(70,323)	86,186
Total liabilities and shareholders’ equity	3,016,470	(70,323)	2,946,147

Consolidated Statement of Operations for the three months ended March 31, 2010

	As Reported	Adjustment	As Restated

Provision for income taxes	$(14,279)	$14,341	$62
Net loss	(24,780)	(14,341)	(39,121)
Net loss available to common shareholders	(26,155)	(14,341)	(40,496)

Loss per share - basic	(29.54)	(16.20)	(45.74)
Loss per share - diluted	(29.54)	(16.20)	(45.74)

Consolidated Statement of Cash Flows for the three months ended March 31, 2010

	As Reported	Adjustment	As Restated
Operating Activities:
Net loss	$(24,780)	$(14,341)	$(39,121)
Deferred tax asset valuation allowance	—	14,341	14,341

NOTE C – REGULATORY MATTERS

Effective June 17, 2010, the Company and its banking subsidiary, Bank of Hampton Roads (“BOHR”), entered into a written agreement (herein called the “Written Agreement”) with the Federal Reserve Bank of Richmond (“FRB”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (“Bureau of Financial Institutions”). The Company’s other banking subsidiary, Shore Bank (“Shore”), is not a party to the Written Agreement.

Written Agreement

Under the terms of the Written Agreement, BOHR agreed to develop and submit for approval, within the time periods specified, plans to (a) strengthen board oversight of management and BOHR’s operations, (b) strengthen credit risk management policies, (c) improve BOHR’s position with respect to loans, relationships, or other assets in excess of $2.5 million which are now, or may in the future become, past due more than 90 days, are on BOHR’s problem loan list, or adversely classified in any report of examination of BOHR, (d) review and revise, as

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

appropriate, current policy and maintain sound processes for determining, documenting, and recording an adequate allowance for loan and lease losses, (e) improve management of BOHR’s liquidity position and funds management policies, (f) provide contingency planning that accounts for adverse scenarios and identifies and quantifies available sources of liquidity for each scenario, (g) reduce BOHR’s reliance on brokered deposits, and (h) improve BOHR’s earnings and overall condition.

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

To date, the Company and BOHR have met all of the deadlines for taking actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement. A committee (the “Risk Committee”) has been appointed to oversee the Company’s compliance with the terms of the agreement and has met each month to review compliance. Written plans have been submitted for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations. The Company has also submitted its written policies and procedures for maintaining an adequate allowance for loan and lease losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $2.5 million. Additionally, the Company instituted the required review process for all classified loans. The Company has charged off the assets identified as loss from the previous examination. Moreover, the Company raised $295.0 million in the closings of several related transactions in the third and fourth quarters of last year. The Company and BOHR were “well capitalized” as of March 31, 2011. As a result, management believes the Company and BOHR are in full compliance with the terms of the Written Agreement.

NOTE D – STOCK-BASED COMPENSATION

Compensation cost relating to stock-based transactions is accounted for in the consolidated financial statements based on the fair value of the share-based award on the date of grant. The Company calculates the fair value of its stock options at the date of grant using a lattice option pricing model. Stock options granted with pro-rata vesting schedules are expensed over the vesting period on a straight-line basis.

Stock-based compensation expense (in thousands, except share data) recognized in the consolidated statements of operations and the options exercised, including the total intrinsic value and cash received, for the three months ended March 31, 2011 and 2010 were as follows.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31,
	2011	2010
Expense recognized:
Related to stock options	$22	$31
Related to share awards	8	80
Related tax benefit	—	—

Number of options exercised:
New shares	—	—
Previously acquired shares	—	—

Total intrinsic value of options exercised	$—	$—
Cash received from options exercised	—	—

The Company has granted stock options to its directors and employees under stock compensation plans that have been approved by the Company’s shareholders. All outstanding options have terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over periods that range from three to ten years. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2011 is as follows.

		Weighted	Average
	Options	Average	Intrinsic
	Outstanding	Exercise Price	Value
Balance at December 31, 2010	46,853	$326.00	—
Expired	(1,664)	223.96	—

Balance at March 31, 2011	45,189	$329.82	$—

Options exercisable at March 31, 2011	43,712	$326.17	$—

Information pertaining to options outstanding and options exercisable as of March 31, 2011 is as follows.

	Options Oustanding			Options Exercisable
Ranges of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$77.25 - $126.25	2,110	1.47	$103.89	2,110	$103.89
$175.75 - $219.25	6,433	2.04	197.39	6,433	197.39
$227.75 - $266.25	14,511	2.56	243.57	14,511	243.57
$300.00 - $312.25	6,865	5.83	300.88	6,225	300.97
$485.75 - $551.75	13,722	3.95	500.55	12,885	497.79
$591.75 - $616.75	1,548	4.24	611.49	1,548	611.49

$77.25 - $616.75	45,189	3.41	$329.82	43,712	$326.17

The Company may issue new shares to satisfy stock option grants. As of March 31, 2011, there were 30,136 shares available under the existing stock incentive plans. Shares may be repurchased in the open market or, under certain circumstances, through privately negotiated transactions. As of March 31, 2011, there was $173 thousand of unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 3.3 years.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has granted non-vested shares of Common Stock to certain directors and employees as part of incentive programs. Outstanding non-vested shares have vesting schedules of five years and are expensed over the same time frame. A summary of the Company’s non-vested share activity and related information for the three months ended March 31, 2011 is as follows.

	Number of Shares	Per Share Weighted-Average Grant-Date Fair Value
Balance at December 31, 2010	320	$262.75
Vested	(40)	219.25

Balance at March 31, 2011	280	$268.96

As of March 31, 2011, there was $64 thousand of total unrecognized compensation cost related to non-vested share awards. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the three months ended March 31, 2011 was $690.

NOTE E – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities (in thousands) available for sale at March 31, 2011 and December 31, 2010 were as follows.

	March 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Agency securities	$95,371	$482	$1,361	$94,492
Mortgage-backed securities	250,286	3,571	1,247	252,610
Equity securities	2,112	90	46	2,156

Total investment securities available for sale	$347,769	$4,143	$2,654	$349,258

	December 31, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Agency securities	$89,849	$371	$1,518	$88,702
Mortgage-backed securities	241,970	3,115	1,737	243,348
Equity securities	2,101	127	41	2,187

Total investment securities available for sale	$333,920	$3,613	$3,296	$334,237

The amortized cost and estimated fair value of investment securities available for sale (in thousands) that are not determined to be other-than-temporarily impaired by contractual maturity at March 31, 2011 and December 31, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities do not have contractual maturities.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2011
	Amortized Cost	Estimated Fair Value

Due after one year but less than five years	$4,798	$4,994
Due after five years but less than ten years	41,289	40,790
Due after ten years	299,570	301,318
Equity securities	2,112	2,156

Total available-for-sale securities	$347,769	$349,258

	December 31, 2010
	Amortized Cost	Estimated Fair Value

Due after one year but less than five years	$5,670	$5,884
Due after five years but less than ten years	35,222	34,688
Due after ten years	290,927	291,478
Equity securities	2,101	2,187

Total available-for-sale securities	$333,920	$334,237

Information pertaining to securities with gross unrealized losses (in thousands) at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position is as follows.

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Agency securities	$54,336	$1,361	$—	$—	$54,336	$1,361
Mortgage-backed securities	78,823	1,247	—	—	78,823	1,247
Equity securities	53	4	91	42	144	46

	$133,212	$2,612	$91	$42	$133,303	$2,654

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Agency securities	$4,758	$1,518	$—	$—	$4,758	$1,518
Mortgage-backed securities	71,057	1,737	—	—	71,057	1,737
Equity securities	121	1	93	40	214	41

	$75,936	$3,256	$93	$40	$76,029	$3,296

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or is it more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

The unrealized loss positions on debt securities at March 31, 2011 were considered to be directly related to interest rate movements as there is minimal credit risk exposure in these investments. At March 31, 2011, 25 mortgage-backed and 14 agency securities were in an unrealized loss position. Management does not believe that these debt securities were other-than-temporarily impaired at March 31, 2011.

Our impairment analysis considered all available evidence including the length of time and the extent to which the market value of each security was less than cost, the financial condition of the issuer of each equity security (based upon financial statements of the issuers), and the near term prospects of each issuer, as well as our intent and ability to retain these investments for a sufficient period of time to allow for any anticipated recovery in their respective market values. During the first three months of 2011, no securities were determined to be other-than-temporarily impaired. During the first three months of 2010, equity securities with an amortized cost basis of $91 thousand were determined to be other-than-temporarily impaired. Impairment losses of $44 thousand were recognized through noninterest income during the first three months of 2010. An additional $190 thousand was included in accumulated other comprehensive loss in the equity section of the balance sheet as of March 31, 2010. Management has evaluated the unrealized losses associated with the remaining equity securities as of March 31, 2011 and, in management’s opinion, the unrealized losses are temporary, and it is our intention to hold these securities until their value recovers. A rollforward of the cumulative other-than-temporary impairment losses (in thousands) recognized in earnings for all securities for the three months ended March 31, 2011 is as follows.

December 31, 2010	$719
Less: Realized gains for securities sales	—
Add: Loss where impairment was not previously recognized	—
Add: Loss where impairment was previously recognized	—

March 31, 2011	$719

The Company’s investment in Federal Home Loan Bank (“FHLB”) stock totaled $17.6 million at March 31, 2011. FHLB stock is generally viewed as a long-term investment. As a restricted investment security, it is carried at cost as there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The FHLB has reinstated dividends and the repurchase of its stock thereby improving the value. The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2011, and no impairment has been recognized.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F – ACCOUNTING FOR CERTAIN LOANS ACQUIRED IN A TRANSFER

Acquired loans are recorded at fair value at time of acquisition with no valuation allowance. Accreted yield is limited to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan. The excess of the contractual cash flows over expected cash flows may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments.

Loans that were acquired for which there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be made as scheduled had an outstanding balance of $18.4 million and a carrying amount of $16.3 million at March 31, 2011. The carrying amount of these loans is included in the balance sheet amount of loans receivable at March 31, 2011. Of these loans, $11.1 million have experienced further deterioration since the acquisition date and are included in the impaired loan amounts disclosed in Note G, Loans. The following table depicts the accretable yield (in thousands) at the beginning and end of the period.

Accretable Yield

Balance, December 31, 2010	$549
Accretion	(55)
Disposals	(11)
Additions	1

Balance, March 31, 2011	$484

NOTE G - LOANS

The Company grants commercial, real estate, and consumer loans to customers throughout its lending areas and historically granted new loans to finance construction and land development. The major segments of loans (in thousands) are summarized as follows.

	March 31, 2011	December 31, 2010

Commercial and Industrial	$270,682	$304,550
Construction	395,228	475,284
Real estate - commercial mortgage	630,403	658,969
Real estate - residential mortgage	472,042	487,559
Installment loans	38,239	32,708
Deferred loan fees and related costs	(147)	(303)

Total loans	$1,806,447	$1,958,767

Allowance for Loan Losses Related to Loans

The purpose of the allowance for loan losses is to provide for potential losses inherent in our loan portfolio. Management considers several factors in determining the allowance for loan losses, including historical loan loss experience, the size and composition of the portfolio, and the estimated value of collateral agreements. Management regularly reviews the loan portfolio to determine whether adjustments are necessary to maintain an allowance for loan losses sufficient to absorb losses. Our review takes into consideration changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and review of current economic conditions that may affect the borrower’s ability to repay. Some of the tools used in the credit review process to identify potential problem loans include past due reports, collateral valuations (primarily third-party agreements), cash flow analyses of borrowers, and risk ratings of loans. In addition to the review of credit quality through ongoing credit review processes, we perform a comprehensive allowance analysis for our loan portfolio at least quarterly. This

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

analysis includes specific allowances for individual loans, general allowances for loan pools which factor in our historical loan loss experience, loan portfolio growth and trends, economic conditions, and unallocated allowances predicated upon both internal and external factors.

As part of the loan loss reserve methodology, loans are categorized into one of five broad segments: commercial, construction, commercial real estate, residential real estate, and consumer installment. Loss factors are calculated using qualitative data and then are applied to each of the loan segments to determine a reserve level for various subsets of each of the five segments of loans. In addition, special allocations may be assigned to nonaccrual or other problem credits.

A rollforward of the activity (in thousands) within the allowance for loan losses by loan type and recorded investment in loans for the quarter ended March 31, 2011 is as follows.

	Commercial and Industrial	Construction	Real Estate -		Installment	Unallocated	Total
			Commercial Mortgage	Residential Mortgage
Allowance for credit losses:

Beginning balance	$18,610	$83,052	$25,426	$17,973	$3,400	$8,792	$157,253
Charge-offs	(9,059)	(46,190)	(7,232)	(5,994)	(676)		(69,151)
Recoveries	327	53	60	57	77		574
Provision	4,206	7,144	6,537	5,007	385	(1,965)	21,314

Ending balance	$14,084	$44,059	$24,791	$17,043	$3,186	$6,827	$109,990

Ending balance: collectively evaluated for impairment	$8,064	$16,385	$15,459	$8,519	$2,782	$6,827	$58,036

Ending balance: individually evaluated for impairment	$5,809	$24,591	$8,929	$8,315	$399		$48,043

Ending balance: loans acquired with deteriorated credited quality	$211	$3,083	$403	$209	$5		$3,911

Transactions (in thousands) affecting the allowance for loan losses during the three months ended March 31, 2010 were as follows.

2010

Balance at beginning of period	$132,697
Provision for loan losses	45,613
Loans charged off	(28,119)
Recoveries	1,035

Balance at end of period	$151,226

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans

A loan is considered impaired when it is probable that all amounts due will not be collected according to the contractual terms. For collateral dependent impaired loans, impairment is measured based upon the fair value of the underlying collateral. Management considers a loan to be collateral dependent when repayment of the loan is expected solely from the sale or liquidation of the underlying collateral. The Company’s policy is to charge off collateral dependent impaired loans at the time of foreclosure, repossession, or liquidation or at such time any portion of the loan is deemed to be uncollectible and in no case later than 180 days in nonaccrual status. The Company will reduce the carrying value of the loan to the estimated fair value of the collateral less estimated selling costs through a charge off to the allowance for loan losses. For loans that are not collateral dependent, impairment is measured using discounted cash flows. Total impaired loans were $303.2 million and $356.9 million at March 31, 2011 and December 31, 2010, respectively, the majority of which were considered collateral dependent, and therefore, measured at the fair value of the underlying collateral.

Impaired loans for which no allowance is provided totaled $88.6 million and $107.3 million at March 31, 2011 and December 31, 2010, respectively. Loans written down to their estimated fair value of collateral less the costs to sell account for $20.0 million of the impaired loans for which no allowance has been provided as of March 31, 2011 and December 31, 2010. The average age of appraisals for these loans is 0.57 years at March 31, 2011. The remaining impaired loans for which no allowance is provided are fully covered by the value of the collateral, and therefore, no loss is expected on these loans.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following charts show impaired loans (in thousands) by class as of March 31, 2011 and December 31, 2010.

March 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial & Industrial	$11,799	$15,103	$—	$15,022	$59
Construction
1-4 family residential construction	2,595	2,633	—	2,637	—
Commercial construction	22,814	51,848	—	61,715	155
Real estate
Commercial Mortgage
Owner occupied	23,521	24,445	—	24,688	352
Non-owner occupied	13,410	28,516	—	28,707	—
Residential Mortgage
Secured by 1-4 family, 1st lien	12,496	13,683	—	13,916	101
Secured by 1-4 family, junior lien	1,979	3,040	—	3,242	6
Installment	38	64	—	66	1

With an allowance recorded:
Commercial & Industrial	16,717	18,656	6,239	27,133	171
Construction
1-4 family residential construction	5,836	8,380	1,068	8,406	10
Commercial construction	105,702	160,929	26,286	186,336	696
Real estate
Commercial Mortgage
Owner occupied	27,568	28,299	6,435	27,856	220
Non-owner occupied	28,329	31,094	3,159	34,557	330
Residential Mortgage
Secured by 1-4 family, 1st lien	23,605	25,075	4,674	25,238	217
Secured by 1-4 family, junior lien	6,229	7,598	3,673	7,668	39
Installment	587	633	420	634	0

Total:
Commercial & Industrial	28,516	33,759	6,239	42,155	230
Construction	136,947	223,790	27,354	259,094	861
Real estate-commercial mortgage	92,828	112,354	9,594	115,808	902
Real estate-residential mortgage	44,309	49,396	8,347	50,064	363
Installment	625	697	420	700	1

Total	303,225	419,996	51,954	467,821	2,357

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial & Industrial	$12,453	$16,397	$—	$15,086	$176
Construction
1-4 family residential construction	5,373	6,137	—	6,930	10
Commercial construction	36,792	62,020	—	43,289	329
Real estate
Commercial Mortgage
Owner occupied	10,195	10,752	—	11,574	491
Non-owner occupied	20,866	34,830	—	26,019	126
Residential Mortgage
Secured by 1-4 family, 1st lien	17,266	19,445	—	22,235	211
Secured by 1-4 family, junior lien	4,259	5,044	—	5,338	5
Installment	93	116	—	192	—

With an allowance recorded:
Commercial & Industrial	19,141	21,902	8,852	21,724	171
Construction
1-4 family residential construction	5,693	7,121	1,130	1,998	118
Commercial construction	133,429	152,938	57,392	155,562	1,491
Real estate
Commercial Mortgage
Owner occupied	19,324	20,206	4,411	23,057	559
Non-owner occupied	40,272	56,692	7,248	47,213	1,229
Residential Mortgage
Secured by 1-4 family, 1st lien	25,071	25,596	6,660	29,365	405
Secured by 1-4 family, junior lien	4,463	4,886	3,072	5,143	37
Installment	2,186	3,881	1,073	3,871	—

Total:
Commercial & Industrial	31,594	38,299	8,852	36,810	347
Construction	181,287	228,216	58,522	207,779	1,948
Real estate-commercial mortgage	90,657	122,480	11,659	107,863	2,405
Real estate-residential mortgage	51,059	54,971	9,732	62,081	658
Installment	2,279	3,997	1,073	4,063	—

Total	356,876	447,963	89,838	418,596	5,358

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-performing Assets

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and foreclosed real estate and repossessed assets. Total non-performing assets were $269.3 million or 10% of total assets at March 31, 2011 compared with $315.4 million or 11% of total assets at December 31, 2010. Non-performing assets (in thousands) were as follows.

	March 31, 2011	December 31, 2010

Loans 90 days past due and still accruing interest	$770	$—
Nonaccrual loans, including nonaccrual impaired loans	197,708	255,992
Foreclosed real estate and repossessed assets	70,790	59,423

Non-performing assets	$269,268	$315,415

Nonaccrual and Past Due Loans

A reconciliation of non-performing loans to impaired loans (in thousands) for the quarter ended March 31, 2011 and December 31, 2010 is as follows.

	March 31, 2011	December 31, 2010

Loans 90 days past due and still accruing interest	$770	$—
Nonaccrual loans, including nonaccrual impaired loans	197,708	255,992

Total non-performing loans	198,478	255,992
TDRs on accrual	34,457	63,932
Impaired loans on accrual	70,290	36,952

Total impaired loans	$303,225	$356,876

Nonaccrual loans were $197.7 million at March 31, 2011 compared to $256.0 million at December 31, 2010. As a general rule, loans are placed in nonaccrual status when principal or interest is 90 days or more past due. If income on nonaccrual loans had been recorded under original terms, $7.7 million of additional interest income would have been recorded for the three months ended March 31, 2011.

An age analysis of past due loans as of March 31, 2011 and December 31, 2010 is as follows.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Accruing

Commercial & Industrial	$1,890	$34	$15,348	$17,272	$253,410	$270,682	$—
Construction
1-4 family residential construction	698	1,527	8,150	10,375	30,710	41,085	—
Commercial construction	10,738	642	101,788	113,168	240,975	354,143	—
Real estate
Commercial Mortgage
Owner occupied	1,537	1,284	18,967	21,788	314,130	335,918	—
Non-owner occupied	1,111	5,556	19,556	26,223	268,262	294,485	—
Residential Mortgage
Secured by 1-4 family, 1st lien	6,132	959	26,577	33,668	232,991	266,659	770
Secured by 1-4 family, junior lien	623	400	7,516	8,539	196,844	205,383	—
Installment	84	10	576	670	37,569	38,239	—
Deferred loan fees and related costs	—	—	—	—	(147)	(147)	—

Total	$22,813	$10,412	$198,478	$231,703	$1,574,744	$1,806,447	$770

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Accruing

Commercial & Industrial	$2,061	$683	$25,346	$28,090	$276,460	$304,550	$—
Construction
1-4 family residential construction	—	—	7,273	7,273	27,477	34,750	—
Commercial construction	6,615	321	132,395	139,331	301,203	440,534	—
Real estate
Commercial Mortgage
Owner occupied	—	—	8,275	8,275	338,439	346,714	—
Non-owner occupied	8,938	1,024	44,260	54,222	258,033	312,255	—
Residential Mortgage
Secured by 1-4 family, 1st lien	2,238	919	29,313	32,470	276,469	308,939	—
Secured by 1-4 family, junior lien	1,033	881	7,838	9,752	168,868	178,620	—
Installment	43	7	1,292	1,342	31,366	32,708	—
Deferred loan fees and related costs	—	—	—	—	(303)	(303)	—

Total	$20,928	$3,835	$255,992	$280,755	$1,678,012	$1,958,767	$—

Credit Quality

The Company experienced a significant deterioration in credit quality in 2009 and 2010. Problem loans and non-performing assets rose and led to significant increases to the allowance for loan losses. Due to a reduction in newly identified problem loans and continuing declines in loans outstanding, we decreased the provision for loan losses to $21.3 million in the first three months of 2011 compared to $45.6 million for the first three months of 2010.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management regularly reviews the loan portfolio to determine whether adjustments to the allowance are necessary. The review takes into consideration changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and review of current economic conditions that may affect the borrower’s ability to repay. In addition to the review of credit quality through ongoing credit review processes, management performs a comprehensive allowance analysis at least quarterly. This allowance includes specific allowances for individual loans; general allowance for loan pools, which factor in our historical loan loss experience, loan portfolio growth and trends, and economic conditions; and unallocated allowances predicated upon both internal and external factors.

The internal rating system is a series of grades reflecting management’s risk assessment, based on its analysis of the borrower’s financial condition. The “pass” category consists of a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the “pass” category is monitored for early identification of credit deterioration. The “special mention” rating is attached to loans where the borrower exhibits material negative financial trends due to company specific or systematic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. It is a transitional grade that is closely monitored for improvement or deterioration. The “substandard” rating is applied to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists. Loans are placed on “nonaccrual” when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. The following tables provide information (in thousands) on March 31, 2011 and December 31, 2010 about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator.

March 31, 2011	Pass	Special Mention	Substandard	Non-Performing Loans	Total

Commercial & Industrial	$195,583	$35,251	$24,500	$15,348	$270,682
Construction
1-4 family residential construction	15,991	1,813	6,661	8,150	32,615
Commercial construction	120,245	65,032	75,548	101,788	362,613
Real estate
Commercial Mortgage
Owner occupied	234,002	45,124	42,619	18,967	340,712
Non-owner occupied	193,301	45,254	31,580	19,556	289,691
Residential Mortgage
Secured by 1-4 family, 1st lien	214,782	30,738	21,558	26,577	293,655
Secured by 1-4 family, junior lien	152,829	5,135	12,907	7,516	178,387
Installment	19,604	12,195	5,864	576	38,239
Deferred loan fees and related costs	—	—	(147)	—	(147)

Total	$1,146,337	$240,542	$221,090	$198,478	$1,806,447

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010	Pass	Special Mention	Substandard	Non-Performing Loans	Total

Commercial & Industrial	$225,389	$44,131	$9,684	$25,346	$304,550
Construction
1-4 family residential construction	19,080	2,207	6,190	7,273	34,750
Commercial construction	145,158	74,512	88,469	132,395	440,534
Real estate
Commercial Mortgage
Owner occupied	250,330	48,583	39,526	8,275	346,714
Non-owner occupied	191,080	43,226	33,689	44,260	312,255
Residential Mortgage
Secured by 1-4 family, 1st lien	226,389	32,632	20,605	29,313	308,939
Secured by 1-4 family, junior lien	151,221	9,916	9,645	7,838	178,620
Installment	17,531	10,691	3,194	1,292	32,708
Deferred loan fees and related costs	(303)	—	—	—	(303)

Total	$1,225,875	$265,898	$211,002	$255,992	$1,958,767

Modifications

A restructured loan results in a Troubled Debt Restructuring (“TDR”) when two conditions are present: 1) a borrower is experiencing financial difficulty and 2) a creditor grants a concession, such as an interest rate reduction, maturity extension and rate below market, reduction of face amount of debt, or reduction of accrued interest. As of March 31, 2011 and December 31, 2010, loans classified as TDRs were $80.3 million and $85.8 million, respectively. All of these were included in the impaired loan disclosure. Of this amount, $40.5 million was accruing and $39.8 million was non-accruing at March 31, 2011 and $63.9 million was accruing and $21.9 million was non-accruing at December 31, 2010. TDRs in nonaccrual status are returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan. None of the nonaccrual TDRs were returned to accrual status during the quarter ended March 31, 2011 and year ended December 31, 2010.

NOTE H – PREMISES AND EQUIPMENT

Premises and equipment (in thousands) at March 31, 2011 and December 31, 2010 are summarized as follows.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2011	December 31, 2010

Land	$31,238	$31,238
Buildings and improvements	58,807	58,177
Leasehold improvements	3,337	3,418
Equipment, furniture, and fixtures	15,887	14,563
Construction in process	—	7

	109,269	107,403
Less accumulated depreciation and amortization	(16,736)	(13,989)

Premises and equipment, net	$92,533	$93,414

NOTE I – SUPPLEMENTAL RETIREMENT AGREEMENTS

The Company has entered into supplemental retirement agreements with several key officers and recognizes expense each year related to these agreements based on the present value of the benefits expected to be provided to the employees and any beneficiaries. The expense recognized during the first three months of 2011 and 2010 was $100 thousand and $148 thousand, respectively.

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

	March 31, 2011		December 31, 2010
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets:

Core deposit intangible	$8,105	$3,389	$8,105	$3,058
Employment contract intangibles	1,130	957	1,130	909
Insurance book of business intangible	6,450	968	6,450	860

Total intangible assets	$15,685	$5,314	$15,685	$4,827

The weighted-average amortization period for core deposit intangibles is 79 months, employment contract intangibles is 36 months, and insurance book of business intangible is 180 months.

NOTE K – FORECLOSED REAL ESTATE AND REPOSSESSED ASSETS

Foreclosed assets are presented net of an allowance for losses. An analysis of the allowance for losses (in thousands) on foreclosed assets is as follows.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2011	March 31, 2010

Balance at beginning of year	$9,533	$356
Provision for losses	2,547	724
Charge-offs	(1,632)	(449)

Balance at end of quarter	$10,448	$631

Expenses (in thousands) applicable to foreclosed and repossessed assets for the three months ended March 31, 2011 and 2010 include the following.

	March 31, 2011	March 31, 2010

Losses on sale of foreclosed real estate	$1,135	$14
Provision for losses	2,547	724
Operating expenses	992	—

Total	$4,674	$738

NOTE L – BUSINESS SEGMENT REPORTING

The Company defines it operating segments by product and consumer. The Company has two community banks, BOHR and Shore, which provide loan and deposit services throughout 56 locations in Virginia, North Carolina, and Maryland. In addition to its banking operations, the Company has three other reportable segments: Mortgage, Investment, and Insurance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). Segment profit and loss is measured by net income prior to corporate overhead allocation. Intersegment transactions are recorded at cost and eliminated as part of the consolidation process. Because of the interrelationships between the segments, the information is not indicative of how the segments would perform if they operated as independent entities. The following tables show certain financial information (in thousands) at March 31, 2011, December 31, 2010, and March 31, 2010 for each segment and in total.

	Total	Elimination	Banking	Mortgage	Investment	Insurance

Total Assets at March 31, 2011	$2,717,383	$(243,325)	$2,934,329	$16,134	$1,119	$9,126

Total Assets at December 31, 2010	$2,900,156	$(281,626)	$3,146,314	$25,393	$1,111	$8,964

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2011	Total	Elimination	Banking	Mortgage	Investment	Insurance

Net interest income	$18,224	$—	$18,172	$51	$—	$1
Provision for loan losses	21,314	—	21,314	—	—	—

Net interest income (loss) after provision for loan losses	(3,090)	—	(3,142)	51	—	1
Noninterest income	2,125	—	(308)	1,250	30	1,153
Noninterest expense	30,642	—	27,337	2,345	23	937

Net income (loss) before income taxes (benefit)	(31,607)	—	(30,787)	(1,044)	7	217
Income tax expense (benefit)	44	—	331	(365)	2	76

Net income (loss)	(31,651)	—	(31,118)	(679)	5	141
Net income attributable to non-controlling interest	17	—	—	17	—	—

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$(31,668)	$—	$(31,118)	$(696)	$5	$141

Three Months Ended March 31, 2010 as restated	Total	Elimination	Banking	Mortgage	Investment	Insurance

Net interest income	$21,933	$—	$21,845	$85	$—	$3
Provision for loan losses	45,613	—	45,613	—	—	—

Net interest income (loss) after provision for loan losses	(23,680)	—	(23,768)	85	—	3
Noninterest income	5,601	—	2,487	1,755	39	1,320
Noninterest expense	20,980	—	18,466	1,336	52	1,126

Net income (loss)	(39,059)	—	(39,747)	504	(13)	197
Income tax expense (benefit)	62	—	(178)	176	(5)	69

Net income (loss)	$(39,121)	$—	$(39,569)	$328	$(8)	$128

NOTE M – FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company groups financial assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The majority of instruments fall into the Level 1 or 2 fair value hierarchy. Valuation methodologies for the fair value hierarchy are as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain United States Department of the Treasury (the “Treasury”) securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The aggregate fair value amounts presented below do not represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair value for its financial instruments.

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

To determine the fair values of loans other than those listed as nonaccrual, we use discounted cash flow analyses. In these analyses, we use discount rates that are similar to the interest rates and terms currently being offered to borrowers of similar terms and credit quality. We believe our disclosures provide fair values that are more indicative of an entry price. This technique does not contemplate an exit price. We do not record loans at fair value on a recurring basis. We record fair value adjustments to loans on a nonrecurring basis to reflect full and partial charge-offs due to impairment. For nonaccrual loans, we use a variety of techniques to measure fair value, such as using the current appraised value of the collateral, discounting the contractual cash flows, and analyzing market data that we may adjust due to the specific characteristics of the loan or collateral.

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

The fair value of borrowings is estimated using discounted cash flow analysis based on the rates currently offered for borrowings of similar remaining maturities and collateral requirements. These include other borrowings, overnight funds purchased, and FHLB borrowings.

(i)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at March 31, 2011 and December 31, 2010, and as such, the related fair values have not been estimated.

The estimated fair value (in thousands) of the Company’s financial instruments at March 31, 2011 and December 31, 2010 were as follows.

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and due from banks	$18,921	$18,921	$17,726	$17,726
Overnight funds sold and due from FRB	352,070	352,070	440,844	440,844
Interest-bearing deposits in other banks	1,786	1,786	2,342	2,342
Investment securities available for sale	349,258	349,258	334,237	334,237
Loans held for sale	12,161	12,161	22,499	22,499
Loans, net	1,696,457	1,736,407	1,801,514	1,849,773
Interest receivable	7,540	7,540	7,278	7,278
Bank-owned life insurance	50,693	50,693	50,213	50,213

Liabilities:
Deposits	2,271,002	2,230,418	2,420,161	2,408,466
FHLB borrowings	212,559	221,924	213,353	224,262
Other borrowings	50,003	51,250	49,853	51,762
Interest payable	3,729	3,729	3,644	3,644

Recurring Basis

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities that were elected as well as for certain assets and liabilities in which fair value is the primary basis of accounting. The following tables reflect the fair value (in thousands) of assets and liabilities measured and recognized at fair value on a recurring basis in the consolidated balance sheets at March 31, 2011 and December 31, 2010.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at March 31, 2011 Using
Description	Assets / Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities available for sale:
Agency securities	$94,492	$—	$94,492	$—
Mortgage-backed securities	252,610	—	252,610	—
Equity securities	2,156	738	—	1,418

Total investment securities available for sale	349,258	738	347,102	1,418

Derivative loan commitments	256	—	—	256
Loans held for sale	12,161	—	12,161	—

		Fair Value Measurements at December 31, 2010 Using
Description	Assets / Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities available for sale:
Agency securities	$88,702	$—	$88,702	$—
Mortgage-backed securities	243,348	—	243,348	—
Equity securities	2,187	769	—	1,418

Total investment securities available for sale	334,237	769	332,050	1,418

Derivative loan commitments	952	—	—	952
Loans held for sale	22,499	—	22,499	—

The following table shows a reconciliation of fair value (in thousands) using significant unobservable inputs for the three months ended March 31, 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Activity in Fair Value Measurements Three Months Ended March 31, 2011
	Investment Securities Available for Sale			Derivative Loan Commitments	Loans Held for Sale
Description	Level 1	Level 2	Level 3	Level 3	Level 2

Balance, December 31, 2010	$769	$332,050	$1,418	$952	$22,499
Unrealized losses included in:
Earnings	—	—	—	—	—
Other comprehensive (loss) gain	(31)	1,120	—	—	—
Purchases	—	28,887	—	—	91,562
Sales	—	—	—	—	(101,900)
Issuances	—	—	—	—	—
Settlements	—	(14,955)	—	(696)	—
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—

Balance, March 31, 2011	$738	$347,102	$1,418	$256	$12,161

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

Derivative Loan Commitments. The Company enters into commitments to originate mortgage loans whereby the interest rate is fixed prior to funding. These commitments, in which the Company intends to sell in the secondary market, are considered freestanding derivatives. These are carried at fair value and are included in other assets at March 31, 2011 and December 31, 2010.

Loans Held For Sale. The Company sells loans to outside investors. Fair value of mortgage loans held for sale is estimated based on the commitments into which individual loans will be delivered. Carrying value of loans held for sale approximates fair value.

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

To assist in the discounting process, a valuation matrix was developed to provide valuation guidance for collateral dependent loans and foreclosed real estate where it was deemed that an existing appraisal was outdated as to current market conditions. The matrix applies discounts to external appraisals depending on the type of real estate and age

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the appraisal. The discounts are generally specific point estimates; however in some cases, the matrix allows for a small range of values. The discounts were based in part upon externally derived statistical data. The discounts were also based upon management’s knowledge of market conditions and prices of sales of foreclosed real estate. In addition, matrix value adjustments may be made by our independent appraisal group to reflect property value trends within specific markets as well as actual sales data from market transactions and/or foreclosed real estate sales. In the case where an appraisal is greater than two years old for collateral dependent impaired loans and foreclosed real estate, it is the Company’s policy to classify these as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2. The average age of appraisals for Level 3 valuations of collateral dependent loans was 3.91 years as of March 31, 2011. Management periodically reviews the discounts in the matrix as compared to valuations from updated appraisals and modifies the discounts accordingly should updated appraisals reflect valuations significantly different than those derived utilizing the matrix. To date, management believes the appraisal discount matrix has resulted in appropriate adjustments to existing appraisals thereby providing management with reasonable valuations for the collateral underlying the loan portfolio. The following tables represent the carrying amount (in thousands) for impaired loans and adjustments made to fair value during the respective reporting periods.

	Assets / Liabilities Measured at	Fair Value Measurements at March 31, 2011 Using
Description	Fair Value	Level 1	Level 2	Level 3	Total Losses

Impaired loans	$162,621	$—	$125,920	$36,701	$—

	Assets / Liabilities Measured at	Fair Value Measurements at December 31, 2010 Using
Description	Fair Value	Level 1	Level 2	Level 3	Total Losses

Impaired loans	$159,741	$—	$133,861	$25,880	$—

Our nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis relate to foreclosed real estate and repossessed assets. The amounts below represent the carrying values (in thousands) for our foreclosed real estate and repossessed assets and impairment adjustments made to fair value during the respective reporting periods.

	Assets / Liabilities Measured at	Fair Value Measurements at March 31, 2011 Using
Description	Fair Value	Level 1	Level 2	Level 3	Total Losses

Foreclosed real estate and repossessed assets	$70,790	$—	$70,790	$—	$3,682

	Assets / Liabilities Measured at	Fair Value Measurements at December 31, 2010 Using
Description	Fair Value	Level 1	Level 2	Level 3	Total Losses

Foreclosed real estate and repossessed assets	$59,423	$—	$59,423	$—	$11,228

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

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N – THE TARP CAPITAL PURCHASE PROGRAM

On December 31, 2008, and subsequent to the Company’s acquisition of Gateway Financial Holdings, Inc. (“GFH”), as part of the Treasury’s Capital Purchase Program (“TARP”), the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the Treasury, pursuant to which the Company sold 80,347 shares of Series C preferred stock, having a liquidation preference of $1,000 per share and a Warrant to purchase 53,035 shares of Common Stock at an initial exercise price of $227.25 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $80.3 million in cash.

On August 12, 2010, the Company and Treasury executed the Exchange Agreement (the “Exchange Agreement”), which provided for (i) the exchange of the 80,347 shares of Series C preferred stock for 80,347 shares of a newly-created Series C-1 preferred stock with a liquidation preference of $1,000, (ii) the conversion of the Series C-1 Preferred at a discounted conversion value of $6,500 per share into 2,089,022 shares of Common Stock at a conversion price of $10.00 per share; and (iii) the amendment of the terms of the Warrant to provide for the purchase of up to 53,035 shares of Common Stock at an exercise price of $10.00 per share for a ten-year term following the issuance of the amended warrant. These transactions took place in the third quarter of 2010.

NOTE O – NONINTEREST EXPENSE

A summary of noninterest expense (in thousands) for the three months ended March 31, 2011 and 2010 is as follows.

	Three Months Ended March 31,
	2011	2010
Salaries and employee benefits	$12,355	$9,750
FDIC insurance	6,709	1,056
Occupancy	2,326	2,298
Professional fees and consultants	2,185	1,316
Problem loan and repossessed assets	1,416	613
Data processing	1,007	1,480
Equipment	806	1,091
Amortization of intangible assets	487	495
Bank franchise tax	484	510
Telephone and postage	419	391
Other	2,448	1,980

Total noninterest expense	$30,642	$20,980

NOTE P – CONTINGENCIES

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, or results of operations.

On November 2, 2010, the Company received from the United States Department of Justice, Criminal Division a grand jury subpoena. For a discussion of this matter, see “Risk Factors – Risks Relating to our Business – The Company has received a grand jury subpoena from the United States Department of Justice, Criminal Division, and although the Company is not a target at this time and we do not believe the Company will become a target, there can be no assurances as to the timing or the eventual outcome of the related investigation” in the 2010 Form 10-K.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2011, the Securities and Exchange Commission informed the Company that it is conducting a formal investigation related to certain accounting matters. For a further discussion of this matter, see “Risk Factors – The formal investigation by the Securities and Exchange Commission may harm our business.”

NOTE Q – SUBSEQUENT EVENTS

We evaluate subsequent events through the date the financial statements are issued.

On March 18, 2011, the Board of Directors of the Company unanimously adopted resolutions approving an amendment to the Articles to effect a 1-for-25 reverse stock split of all outstanding shares of the Common Stock effective April 27, 2011. Refer to Note A, Basis of Presentation, in this Form 10-Q for more information.

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

For a discussion of the risks, uncertainties, and assumptions that could affect these statements and our future events, developments, or results, you should carefully review the risk factors contained in this Form 10-Q and in our 2010 Form 10-K, which are summarized below. Our risks include, without limitation, the following:

•	We incurred significant losses in 2009 and 2010 and through the first quarter of 2011 and may continue to do so in the future, and we can make no assurances as to when we will be profitable;

•

The determination of the appropriate balance of our allowance for loan losses is merely an estimate of the inherent risk of loss in our existing loan portfolio and, like all estimates, may prove to be incorrect. If such estimate is proven to be incorrect, and we are required to increase our allowance for loan losses, our results of operations, financial condition and the value of our Common Stock could be adversely affected;

•	BOHR is restricted from accepting new brokered deposits, and an inability to maintain our regulatory capital position could adversely affect our operations;

•	We may need to raise additional capital that may not be available to us;

•	The Company has restated its financial statements, which may have a future adverse effect;

•	The formal investigation by the Securities and Exchange Commission may harm our business;

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

Overview

Throughout the first three months of 2011, economic conditions in the markets in which our borrowers operate remained depressed; however, the levels of loan delinquencies and defaults that we experienced began to stabilize. The Company reported a net loss for the three-month period ended March 31, 2011, primarily as a result of a significant provision for loan losses, losses on foreclosed real estate and repossessed assets, other expenses related to the resolution of problem loans, and a one-time adjustment to our FDIC insurance expense. Additionally, the Company continues to record a valuation allowance on its deferred tax assets. The Company, BOHR, and Shore are “well-capitalized” under applicable banking regulations as of March 31, 2011.

Our primary source of revenue is net interest income earned by our bank subsidiaries. Net interest income represents interest and fees earned from lending and investment activities, less the interest paid on deposits and borrowings. Net interest income may be impacted by variations in the volume and mix of interest-earning assets and interest-bearing liabilities, changes in the yields earned and the rates paid, level of non-performing interest-earning assets, and the levels of noninterest-bearing liabilities available to support earning assets. Our net interest income was negatively impacted by high levels of non-performing loans. In addition to net interest income, noninterest income is another important source of revenue. Noninterest income is derived primarily from service charges on deposits and fees earned from bank services. Fees earned from investment, mortgage, and insurance activities also represent a significant component of noninterest income. Other factors that impact net income are the provision for loan losses, and noninterest expense.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a summary of our financial condition as of March 31, 2011 and our financial performance for the three month period then ended.

•

Assets were $2.7 billion. They decreased by $182.8 million or 6% during the first three months of 2011. This was primarily the result of a decrease in net loans of $105.1 million or 6% and overnight funds sold and due from the FRB of $88.8 million or 20%.

•

Investment securities available for sale increased $15.1 million to $349.3 million during the first three months of 2011. The increase was the result of our investing some of the funds obtained from the capital raise into pledgable interest-earning securities.

•

Loans decreased by $152.3 million or 8% during the three months ended March 31, 2011 as loan paydowns and charge-offs exceeded the volume of new originations. New loan activity continues to be low as a result of our tighter underwriting criteria and economic conditions in our markets.

•	Allowance for loan losses at March 31, 2011 decreased $47.3 million to $110.0 million from $157.3 million at December 31, 2010 as net charge-offs during the quarter exceeded the provision.

•

Deposits decreased $149.2 million or 6% as a result of decreases in interest-bearing demand accounts of $78.9 million, time deposits under $100 thousand of $23.0 million, and time deposits over $100 thousand of $48.8 million. Declines in deposits resulted from the Company’s strategy of reducing interest rates in an effort to improve earnings and reduce excess liquidity.

•

Net loss available to common shareholders for the three months ended March 31, 2011 was $31.7 million or $0.95 per common diluted share and $40.5 million or $45.74 per common diluted share for the three months ended March 31, 2010. This net loss was primarily attributable to provisions for loan losses, impairments and losses on OREO, and other expenses necessary for resolving problem loans.

•

Net interest income decreased $3.7 million to $18.2 million for the three months ended March 31, 2011 as compared to the same period in 2010. This was primarily the result of the $7.7 million decrease in interest income from loans due to the decline in loans outstanding, partially offset by the $3.2 million decrease in interest expense on deposits resulting from lower deposit volumes and rates.

•

Noninterest income for the three months ended March 31, 2011 was $2.1 million, a 62% decrease over the comparable period in 2010. This was primarily the result of increased losses on foreclosed assets and a decrease in mortgage banking revenue.

•

Noninterest expense was $30.6 million for the three months ended March 31, 2011, which was an increase of $9.7 million or 46% over the comparable period for 2010, primarily due to a true-up of our FDIC insurance expense and increases in salary and benefits costs related to the growth in mortgage operations.

•

Our effective tax rate decreased to 0.14% at March 31, 2011 compared to 0.16% at March 31, 2010. These rates are lower than the statutory rate due to the valuation allowance against the Company’s deferred tax assets.

Critical Accounting Policies

GAAP requires management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions, and estimates. Changes in such judgments, assumptions, and estimates may have a significant impact on the consolidated financial statements and the accompanying footnotes. Actual results, in fact, could differ from those estimates. We consider our policies on allowance for loan losses, intangible assets, deferred income taxes, and estimates of fair value on financial instruments to be critical accounting policies. Refer to our 2010 Form 10-K for further discussion of these policies.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Trends and Uncertainties

Currently, the U.S. economy has emerged and appears to be slowly recovering from one of its longest economic recessions in recent history. It is not clear at this time how quickly the economy will recover and whether regulatory and legislative efforts to stimulate job growth and spending will be successful. In addition, the U.S. housing market continues to struggle with excess inventory and the effects of home price depreciation.

We experienced a significant deterioration in credit quality throughout 2009 and 2010. Problem loans and non-performing assets rose and led us to significantly increase the allowance for loan losses in those years. Due to a reduction in newly identified problem loans and continuing declines in loans outstanding, we decreased the provision for loan losses to $21.3 million in the first three months of 2011 compared to $45.6 million for the first three months of 2010. In light of continued economic weakness, problem credits may continue to rise and significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant credit costs throughout 2011, which would continue to adversely impact our financial condition, our results of operations, and the value of our common stock.

Moreover, our net interest margin and net interest income declined during 2011 as a result of our reduced levels of performing assets and the related reduction of interest income. Our net interest margin decreased to 2.98% for the three months ended March 31, 2011 compared to 3.39% for the three months ended March 31, 2011, and our net interest income decreased $3.7 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

The Company determined that a valuation allowance on its deferred tax asset should be recognized beginning December 31, 2009 because it is uncertain whether it will realize this asset. Internal Revenue Code Section 382 (“Section 382”) limitations related to the capital raised and resulting change in control for tax purposes during the third and fourth quarter of 2010 add further uncertainty to the realizability of the deferred tax assets in future periods.

On November 2, 2010, the Company received from the DOJ a grand jury subpoena to produce information principally relating to the merger of GFH into the Company on December 31, 2008 and to loans made by GFH and its wholly-owned subsidiary, Gateway Bank & Trust Co. before GFH’s merger with the Company. The DOJ has informed the Company that it is not a target of the investigation at this time, and we are fully cooperating. Although we do not believe this matter will have a material adverse affect on the Company, we can give you no assurances as to the timing or eventual outcome of this investigation.

In April 2011, the Securities and Exchange Commission informed the Company that it is conducting a formal investigation related to certain accounting matters. For a further discussion of this matter, see “Risk Factors – The formal investigation by the Securities and Exchange Commission may harm our business.”

ANALYSIS OF FINANCIAL CONDITION

Cash and Cash Equivalents. Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB. Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity. Cash and cash equivalents as of March 31, 2011 were $372.8 million compared to $460.9 million at December 31, 2010 and consisted mainly of deposits with the FRB.

Securities. Our investment portfolio consists primarily of available-for-sale U.S. Agency and mortgage-backed securities. Our available-for-sale securities are reported at estimated fair value. They are used primarily for liquidity, earnings, and asset/liability management purposes and are reviewed quarterly for possible impairment. At March 31, 2011, the estimated fair value of our available-for-sale investment securities was $349.3 million, an increase of $15.1 million or 4% from $334.2 million at December 31, 2010.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loan Portfolio. Our loan portfolio is comprised of commercial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment loans to individuals. Lending decisions are based upon an evaluation of the capacity to repay, financial strength, and credit history of the borrower, the quality and value of the collateral securing each loan, and the financial strength of guarantors. With few exceptions, personal guarantees are required on loans. Our loan portfolio decreased $152.3 million or 8% to $1.8 billion as of March 31, 2011 compared to December 31, 2010. Commercial loans decreased 11% to $270.7 million at March 31, 2011 compared with $304.6 million at December 31, 2010. Construction loans decreased 17% to $395.2 million at March 31, 2011 as compared to $475.3 million at December 31, 2010, thus lowering the concentration of construction loans to 22% of the total loan portfolio at March 31, 2011 compared with 24% at December 31, 2010. Real estate commercial mortgages decreased 4% to $630.4 million at March 31, 2011 compared to $659.0 million at December 31, 2010. Real estate residential mortgages decreased 3% to $472.0 million at March 31, 2011 as compared with $487.6 million at December 31, 2010. Installment loans to individuals increased 17% to $38.2 million at March 31, 2011 compared with $32.7 million at December 31, 2010.

Within the construction segment of the loan portfolio as of March 31, 2011, the Company has exposure on $52.2 million of loans in which interest payments are satisfied through the use of a reserve that was funded by the banks upon origination and represents a portion of the borrower’s total obligation to the banks. In the instance of commercial construction, ultimate repayment is dependent upon stabilization of the funded project; whereas, in residential development, the Company is assigned a certain percentage of each sale to retire a commensurate portion of the outstanding debt. Each interest reserve transaction is monitored by the account officer, a senior credit officer, and credit administration to verify the continuation of project viability as it relates to the remaining interest reserve and additional financial capacity of the project sponsor. In certain instances, where either or both criteria have been deemed unsatisfactory, the borrower’s access to any remaining interest reserve has been curtailed on at least a temporary basis until the Company’s special assets department has been engaged to further evaluate possible resolutions.

Although we are no longer making new loans to finance construction and land development, we have a high concentration of construction and commercial real estate loans. Construction loans have been made to individuals and businesses for the purpose of construction of single family residential properties, multi-family properties, and commercial projects such as the development of residential neighborhoods and commercial office parks. Risk is reduced on these loans by limiting lending for speculative building of both residential and commercial properties based upon the borrower’s history with us, financial strength, and the loan-to-value ratio of such speculative property. We generally require new and renewed variable-rate commercial loans to have interest rate floors.

Allowance for Loan Losses. The purpose of the allowance for loan losses is to provide for probable losses inherent in our loan portfolio. Management regularly reviews the loan portfolio to determine whether adjustments are necessary to maintain an allowance for loan losses sufficient to absorb losses. Our review takes into consideration changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and review of current economic conditions that may affect the borrower’s ability to repay. Some of the tools used in the credit review process to identify potential problem loans include past due reports, collateral valuations, cash flow analyses of borrowers, and risk rating of loans. In addition to the review of credit quality through ongoing credit review processes, we construct a comprehensive allowance analysis for our loan portfolio at least quarterly. This analysis includes specific allowances for individual loans, general allowance for loan pools that factor in our historical loan loss experience, loan portfolio growth and trends, economic conditions, and unallocated allowances predicated upon both internal and external factors.

The allowance for loan losses was $110.0 million or 6.09% of outstanding loans as of March 31, 2011 compared with $157.3 million or 8.03% of outstanding loans as of December 31, 2010. Pooled loan allocations decreased to $51.2 million at March 31, 2011 from $58.6 million at December 31, 2010. Allowance coverage for the non-impaired portfolio is determined using a methodology that incorporates historical loss rates and risk ratings by loan category. Loss rates are based on a three-year weighted average with recent period loss rates weighted more heavily. We then apply an adjustment factor to each loss rate based on assessments of loss trends, collateral values, and economic and business influences impacting expected losses. Specific loan allocations decreased to $52.0 million at March 31, 2011 from $89.8 million at December 31, 2010. Specific loan allocations decreased due to the $69.2 million in problem loans charged off during the quarter. Unallocated allowances decreased to $6.8 million at March 31, 2011 from $8.8 million at December 31, 2010. The following table provides a breakdown of the allowance for loan losses and other related information (in thousands) at March 31, 2011 and December 31, 2010.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	March 31, 2011	December 31, 2010
Allowance for loan losses:
Pooled component	$51,209	$58,623
Specific component	51,954	89,838
Unallocated component	6,827	8,792

Total	$109,990	$157,253

Impaired loans	$303,222	$356,876
Non-impaired loans	1,503,225	1,601,891

Total loans	$1,806,447	$1,958,767

Pooled component as % of non-impaired loans	3.41%	3.66%
Specific component as % of impaired loans	17.13%	25.17%

Allowance as % of loans	6.09%	8.03%
Allowance as % of nonaccrual loans	55.42%	61.43%

The specific allowance for loan losses necessary for impaired loans is based on a loan-by-loan analysis and varies between impaired loans largely due to the level of collateral. Additionally, pooled loan allocations vary depending on a number of assumptions and trends. As a result, the ratio of allowance for loan losses to nonaccrual loans is not sufficient for measuring the adequacy of the allowance for loan losses. The following table provides additional ratios that measure our allowance for loan losses at March 31, 2011 and December 31, 2010.

Credit losses are an inherent part of our business, and although we believe the methodologies for determining the allowance for loan losses and the current level of allowance are adequate, it is possible that there may be unidentified losses in the portfolio at any particular time that may become evident at a future date pursuant to additional internal analysis or regulatory comment. Additional provisions for such losses, if necessary, would negatively impact earnings. As a result, our earnings could be adversely affected if our estimate of an adequate allowance is inaccurate.

The following ratios are used by management in assessing the adequacy of the allowance for loan losses.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	March 31, 2011	December 31, 2010

Non-performing loans for which full loss has been charged off to total loans	2.52%	2.60%

Non-performing loans for which full loss has been charged off to non-performing loans	22.99%	19.91%

Charge off rate for non-performing loans for which the full loss has been charged off	58.82%	48.08%

Coverage ratio net of non-performing loans for which the full loss has been charged off	72.24%	76.70%

Total allowance divided by total loans less non-performing loans for which the full loss has been charged off	6.25%	8.24%

Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	24.21%	36.00%

A loan is considered impaired when it is probable that all amounts due will not be collected according to the contractual terms. Subsequent recoveries, if any, are credited to the allowance. Impairment is evaluated in the aggregate for smaller balance loans of similar nature and on an individual loan basis for other loans. If a loan is considered impaired, it is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Total impaired loans were $303.2 million at March 31, 2011, a decrease of $53.7 million or 15% from December 31, 2010. Of these loans, $197.7 million were on nonaccrual status at March 31, 2011. Net charge-offs were $68.6 million for the three months ended March 31, 2011 as compared with $27.1 million for the three months ended December 31, 2010.

Non-Performing Loans. Non-performing loans consist of nonaccrual loans and loans 90 days past due and still accruing interest. As of March 31, 2011, there were $770 thousand in loans that were 90 days past due and still accruing interest; there were no loans 90 days past due and still accruing interest as of December 31, 2010. Total nonaccrual loans aggregated $198.5 million at March 31, 2011 as compared with $256.0 million at December 31, 2010. This decrease was accomplished with the net charge-offs of $68.6 million noted above. The following chart summarizes our nonaccrual loans by loan type as of March 31, 2011 and December 31, 2010 (in thousands).

	March 31, 2011	December 31, 2010
Commercial and Industrial	$15,348	$25,346
Construction	109,938	139,668
Real estate - commercial mortgage	38,523	52,535
Real estate - residential mortgage	34,093	37,151
Installment loans (to individuals)	576	1,292

Total nonaccrual loans	$198,478	$255,992

Deposits. Deposits are the primary source of funds for use in lending and general business purposes. Our balance sheet growth is largely determined by the availability of deposits in our markets and the prospects of profitably

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at March 31, 2011 decreased $149.2 million or 6% to $2.3 billion as compared with December 31, 2010. Total brokered deposits were $104.9 million or 5% of deposits at March 31, 2011, which was a decrease of $31.8 million from the total brokered deposits of $136.8 million or 6% of deposits at December 31, 2010. Pursuant to the Written Agreement, BOHR is prohibited from accepting any new brokered deposits. Interest-bearing demand deposits included $18.6 million brokered money market funds at March 31, 2011, which was $238 thousand lower than the $18.9 million balance of brokered money market funds outstanding at December 31, 2010. Brokered CDs represented $86.3 million, which was a decrease of $31.6 million over the $117.9 million of brokered CDs outstanding at December 31, 2010.

Changes in the deposit categories include a decrease of $676 thousand in noninterest-bearing demand deposits, a decrease of $78.9 million or 11% in interest-bearing demand deposits, and an increase of $2.3 million or 3% in savings accounts from December 31, 2010 to March 31, 2011. Total time deposits under $100 thousand decreased $23.0 million from $703.0 million at December 31, 2010 to $680.0 million at March 31, 2011. Time deposits over $100 thousand decreased $48.8 million from $701.3 million at December 31, 2010 to $652.5 million at March 31, 2011 primarily due to lower rates offered on certificates of deposits resulting in run-off as maturity dates were reached. Going forward, management intends to focus on core deposit growth as our primary source of funding.

Borrowings. We use short-term and long-term borrowings from various sources including the FHLB, funds purchased from correspondent banks, reverse repurchase accounts, and trust preferred securities. Our FHLB borrowings on March 31, 2011 were $212.6 million compared to $213.4 million at December 31, 2010.

Capital Resources. Total shareholders’ equity decreased $30.9 million or 16% to $159.9 million at March 31, 2011 compared to $190.8 million at December 31, 2010.

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

Interest payable under the Trust Preferred Securities continues to accrue during the deferral period and interest on the deferred interest also accrues, both of which must be paid at the end of the deferral period and totaled $1.7 million at March 31, 2011. Prior to the expiration of the deferral period, the Company has the right to further defer interest payments, provided that no deferral period, together with all prior deferrals, exceeds 20 consecutive quarters and that no event of default (as defined by the terms of the applicable Trust Preferred Securities) has occurred and is continuing at the time of the deferral. The Company was not in default with respect to the terms of the Trust Preferred Securities at the time the quarterly payments were deferred and such deferrals did not cause an event of default under the terms of the Trust Preferred Securities.

We are subject to regulatory risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Tier I capital is comprised of shareholders’ equity, net of unrealized gains or losses on available-for-sale securities, less intangible assets, while total risk-based capital adds certain debt instruments and qualifying allowances for loan losses. As of March 31, 2011, our consolidated regulatory capital ratios are Tier 1 Leverage Ratio of 6.34%, Tier 1 Risk-Based Capital Ratio of 9.43%, and Total Risk-Based Capital of 10.73%. As of March 31, 2011, we meet the minimum capital requirements under the applicable regulations. In addition, BOHR and Shore are considered to be “well capitalized” under the regulatory framework for prompt corrective action.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet our customers’ financing needs. For more information on our off-balance sheet arrangements, see Note 15, Financial Instruments with Off-Balance-Sheet Risk, of the Notes to Consolidated Financial Statements contained in the 2010 Form 10-K.

Contractual Obligations. We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products and services from unaffiliated parties. Our contractual obligations consist of time deposits, borrowings, and operating lease obligations. There have not been any significant changes in our contractual obligations from those disclosed in the 2010 Form 10-K.

ANALYSIS OF RESULTS OF OPERATIONS

Overview. Our net loss available to common shareholders for the three months ended March 31, 2011 was $31.7 million as compared with a net loss available to common shareholders of $40.5 million for the three months ended March 31, 2010. The loss available to common shareholders for the three months ended March 31, 2011 was driven primarily by provision for loan losses expense of $21.3 million necessary to maintain the allowance for loan losses at a level necessary to cover expected losses inherent in the loan portfolio. Diluted loss per common share for the three months ended March 31, 2011 was $0.95, an improvement of $44.79 over the diluted loss per common share of $45.74 for the three months ended March 31, 2010. The large fluctuation in diluted earnings per share is due to the issuance of common shares in connection with the Company’s recapitalization in late 2010.

Net Interest Income. Net interest income, a major component of our earnings, is the difference between the income generated by interest-earning assets reduced by the cost of interest-bearing liabilities. Net interest income for the three months ended March 31, 2011 was $18.2 million, a decrease of $3.7 million from the three months ended March 31, 2010. The decrease in net interest income was primarily the result of a decrease in interest income from loans of $7.7 million partially offset by the decrease in interest expense on deposits of $3.2 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The net interest margin, which is calculated by expressing annualized net interest income as a percentage of average interest-earning assets, is an indicator of effectiveness in generating income from earning assets. Our net interest margin decreased to 2.98% for the three months ended March 31, 2011 from 3.39% during the first three months of 2010. The decline in net interest margin from prior periods is due primarily to increased levels of nonaccrual loans and an overall reduction in the amount of loans outstanding.

Our interest-earning assets consist of loans, investment securities, overnight funds sold and due from FRB, and interest-bearing deposits in other banks. Interest income on loans, including fees, decreased $7.7 million to $24.5 million for the three months ended March 31, 2011, as compared to the same time period during 2010. This decrease was predominantly a result of a decrease in average loan balance. Interest income on investment securities increased $701 thousand for the three months ended March 31, 2011 compared to the same time period during 2010. Interest income on interest-bearing deposits in other banks decreased $28 thousand for the three month period ended March 31, 2011 compared to the same time period during 2010. Interest income on overnight funds sold and due from FRB increased $130 thousand for the three months ended March 31, 2011 compared to the same time period during 2010.

Our interest-bearing liabilities consist of deposit accounts and borrowings. Interest expense on deposits decreased $3.2 million to $6.9 million for the three months ended March 31, 2011 compared to the same time period during 2010. This decrease resulted from a $199.4 million decrease in average interest-bearing deposits and a 45-basis point decrease in the average interest rate paid on deposits for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease in average deposit rates resulted from repricing actions taken since the latter part of 2010. A reduction in the average rate paid on interest-bearing demand deposits to 0.69% for the first three months of 2011 from 1.61% for the first three months of 2010 contributed significantly toward the decrease in overall deposit rates. Interest expense on borrowings, which consisted of FHLB borrowings and other borrowings increased $17 thousand for the three months ended March 31, 2011 compared to the same time periods during 2010. The 19-basis point increase in the average interest rate paid on borrowings partially offset by the $14.0 million decrease in the three month average borrowings produced this result.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below represents the average interest-earning assets and average interest-bearing liabilities (in thousands), the average yields earned on such assets and rates paid on such liabilities, and the net interest margin for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010			2011 Compared to 2010
	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Interest Income/ Expense Variance	Variance Attributable to
								Rate	Volume
Assets:
Interest-earning assets
Loans	$1,729,421	$99,518	5.75%	$2,173,606	$130,809	6.02%	$(31,291)	$(4,101)	$(27,190)
Investment securities	366,543	9,808	2.68%	206,203	6,964	3.38%	2,844	(1,684)	4,528
Interest-bearing deposits in other banks	1,392	5	0.39%	48,178	117	0.24%	(112)	44	(156)
Overnight funds sold and due from FRB	379,721	911	0.24%	198,947	384	0.19%	527	111	416

Total interest-earning assets	2,477,077	110,242	4.46%	2,626,934	138,274	5.26%	(28,032)	(5,630)	(22,402)
Noninterest-earning assets	333,184			377,358

Total assets	$2,810,261			$3,004,292

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$684,096	$4,726	0.69%	$954,939	$15,416	1.61%	(10,690)	(7,147)	(3,543)
Savings deposits	66,408	170	0.26%	80,221	525	0.65%	(355)	(277)	(78)
Time deposits	1,369,796	23,080	1.68%	1,284,574	25,095	1.95%	(2,015)	(3,605)	1,590

Total interest-bearing deposits	2,120,300	27,976	1.32%	2,319,734	41,036	1.77%	(13,060)	(11,029)	(2,031)
Borrowings	262,893	8,357	3.18%	276,890	8,290	2.99%	66	497	(431)

Total interest-bearing liabilities	2,383,193	36,333	1.52%	2,596,624	49,326	1.90%	(12,994)	(10,532)	(2,462)
Noninterest-bearing liabilities
Demand deposits	220,579			236,947
Other liabilities	22,725			21,082

Total noninterest-bearing liabilities	243,304			258,029

Total liabilities	2,626,497			2,854,653
Shareholders’ equity	183,764			189,639

Total liabilities and shareholders’ equity	$2,810,261			$3,044,292

Net interest income		$73,909			$88,948

Net interest spread			2.94%			3.36%
Net interest margin			2.98%			3.39%

Note: Interest income from loans included fees of $154 at March 31, 2011 and $206 at March 31, 2010, respectively. Average nonaccrual loans of $197,708 and $251,421 are excluded from average loans at March 31, 2011 and March 31, 2010, respectively. The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute amounts of change in each.

Noninterest Income. For the quarter ended March 31, 2011, total noninterest income was $2.1 million, a decrease of $3.5 million or 62% as compared to the first quarter of 2010. Noninterest income comprised 7% of total revenue for the first three months of 2011 and 14% for the first three months of 2010. The following table provides a summary of noninterest income (in thousands) for the three months ended March 31, 2011 and 2010.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
	2011	2010

Service charges on deposit accounts	$1,446	$1,665
Mortgage banking revenue	1,250	1,755
Gain on sale of investment securities	—	79
Gain on sale of premises and equipment	—	25
Losses on foreclosed real estate	(3,682)	(738)
Other-than-temporary impairment of securities	—	(44)
Insurance revenue	1,153	1,320
Brokerage revenue	70	74
Income from bank-owned life insurance	481	400
Visa check card income	530	429
ATM surcharge fee	82	86
Rental income	229	36
Other	566	514

Total noninterest income	$2,125	$5,601

Service charges on deposit accounts decreased $219 thousand or 13% to $1.4 million for the first three months of 2011 compared to the same period in 2010 due to reduced overdraft activity along with a change in policy reducing the number of overdraft charges a customer can incur on any given day. Mortgage banking revenue, which is primarily the income associated with originating and selling first lien residential real estate loans, was $1.3 million in the three month period ended March 31, 2011 compared to $1.8 million in the prior year period. We generated no gains or losses on sales of investment securities during the first three months of 2011 compared to $79 thousand for comparative 2010. The deteriorating economy during the past few years caused losses on foreclosed real estate. Losses on foreclosed real estate for the first three months of 2011 were $3.7 million compared to $738 thousand for the first three months of 2010 and were included as a reduction to noninterest income.

Noninterest Expense. Noninterest expense represents our operating and overhead expenses. Total noninterest expense increased $9.7 million or 46% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income excluding securities gains was 151% for the first three months of 2011 compared to 76% for the first three months of 2010. The following table provides a summary of total noninterest expense (in thousands) for the three months ended March 31, 2011 and 2010.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended March 31,
	2011	2010

Salaries and employee benefits	$12,355	$9,750
FDIC insurance	6,709	1,056
Occupancy	2,326	2,298
Professional fees and consultants	2,185	1,316
Problem loan and repossessed assets	1,416	613
Data processing	1,007	1,480
Equipment	806	1,091
Amortization of intangible assets	487	495
Bank franchise tax	484	510
Telephone and postage	419	391
Other	2,448	1,980

Total noninterest expense	$30,642	$20,980

Salaries and employee benefits expense in the first quarter of 2011 increased $2.6 million and was impacted by increases in mortgage banking personnel. FDIC insurance was $6.7 million for the three months ended March 31, 2011 as compared with $1.1 million for the same period in 2010; the first quarter of 2011 included a one-time adjustment of $5.4 million. Occupancy expense increased $28 thousand for the first three months of 2011 compared to the first three months of 2010. For the first three months of 2011, professional fees were $2.2 million compared to $1.3 million for comparative 2010. Professional fees increased primarily due to legal and consultant fees associated with loan collection activities. Problem loan and repossessed asset costs increased $803 thousand for the first three months of 2011 compared to the same period during 2010. Data processing expense decreased $473 thousand for the first three months of 2011 compared to the first three months of 2010 due to renegotiations on certain data processing contracts. Equipment expense decreased $285 thousand to $806 thousand for the three months ended March 31, 2011 as compared to the same period in 2010 due to a reduction in bank-owned vehicles and other cost reduction initiatives.

Income Tax Provision. Income tax expense for the first quarter of 2011 was $44 thousand. Management assesses the realizability of the deferred tax asset on a quarterly basis, considering both positive and negative evidence in determining whether it is more likely than not that some portion or all of the net deferred tax asset would not be realized. A valuation allowance for the entire net deferred tax asset has been established. Section 382 limitations related to the capital raised during the quarters ended September 30, 2010 and December 31, 2010 add further uncertainty to the realizability of the deferred tax assets in future periods.

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

The expected effect on net interest income for the twelve months following March 31, 2011 and December 31, 2010 due to an immediate change in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

	March 31, 2011		December 31, 2010
(in thousands)	Change in Net Interest Income		Change in Net Interest Income
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$1,543	2.04%	$4,627	6.03%
+100 basis points	939	1.24%	1,775	2.31%
-100 basis points	(2,184)	(2.88)%	1,022	1.33%
-200 basis points	N/A	N/A	N/A	N/A

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

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 4. Controls and Procedures

As of March 31, 2011, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial conditions, or results of operations.

In April 2011, the Securities and Exchange Commission informed the Company that it is conducting a formal investigation related to certain accounting matters. For a further discussion of this matter, see “Risk Factors – The formal investigation by the Securities and Exchange Commission may harm our business.”

ITEM 1A – RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition, or liquidity, see the risk factors discussed in the Company’s 2010 Form 10-K. Except as disclosed below, there have been no material changes to the risk factors as previously disclosed in the 2010 Form 10-K.

Risks Related to our Business

We incurred significant losses in 2009 and 2010 and through the first quarter of 2011 and may continue to do so in the future, and we can make no assurances as to when we will be profitable.

Throughout 2009, 2010, and through the first quarter of 2011, economic conditions in the markets in which our borrowers operate continued to deteriorate and the levels of loan delinquencies and defaults that we experienced were substantially higher than historical levels and our net interest income has declined. Our loan customers continue to operate in an economically stressed environment.

As a result, our net loss available to common shareholders for the three months ended March 31, 2011 was $31.7 million or $0.95 per common diluted share compared to our net loss available to common shareholders for the three months ended March 31, 2010 of $40.5 million or $45.74 per common diluted share. The net loss for the three months ended March 31, 2011 was primarily attributable to a provision for loan losses expense of $21.3 million. Moreover, net interest income decreased $3.7 million for the three months ended March 31, 2011 as compared to the same period in 2010. In light of the current economic environment, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may continue to incur significant credit costs and net losses throughout 2011, which would continue to adversely impact our financial condition and results of operations and the value of our Common Stock. We currently expect that we will not become profitable again on an annual basis until 2012, and we expect to incur a net loss for the 2011 fiscal year taken as a whole. Additional loan losses could cause us to incur future net losses and could adversely affect the price of, and market for, our Common Stock.

The determination of the appropriate balance of our allowance for loan losses is merely an estimate of the inherent risk of loss in our existing loan portfolio and, like all estimates, may prove to be incorrect. If such estimate is proven to be incorrect, and we are required to increase our allowance for loan losses, our results of operations, financial condition and the value of our Common Stock could be adversely affected.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to our expenses that represents management’s best estimate of probable losses within our existing portfolio of loans. Our allowance for loan losses amounted to $110.0 million at March 31, 2011 as compared to $157.3 million at December 31, 2010. The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and unidentified losses inherent in the current loan portfolio that have been increasing in light of recent economic conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Any such increases in the allowance for loan losses may have a material adverse effect on our results of operations, financial condition, and the value of our Common Stock.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

BOHR is restricted from accepting new brokered deposits, and an inability to maintain our regulatory capital position could adversely affect our operations.

BOHR’s Written Agreement prohibits it from accepting any new brokered deposits, even though it was “well-capitalized” for regulatory purposes as of March 31, 2011. Because Shore is not included in the Written Agreement, it is not subject to these restrictions.

In addition, Section 29 of the Federal Deposit Insurance Act limits the use of brokered deposits by institutions that are less than “well-capitalized” and allows the Federal Deposit Insurance Corporation (the “FDIC”) to place restrictions on interest rates that institutions may pay. If BOHR or Shore is unable to remain “well-capitalized” for regulatory purposes it will be, among other restrictions, prohibited from paying rates in excess of 75 basis points above the national market average on deposits of comparable maturity. Effective January 1, 2010, financial institutions that are not “well-capitalized” are prohibited from paying yields for deposits in excess of 75 basis points above a new national average rate for deposits of comparable maturity, as calculated by the FDIC. If a restriction is placed on the rates that BOHR and Shore are able to pay on deposit accounts that negatively impacts their ability to compete for deposits in our market area, our banks may be unable to attract or maintain core deposits, and their liquidity and ability to support demand for loans could be adversely affected.

The formal investigation by the Securities and Exchange Commission may harm our business.

In April 2011, the Securities and Exchange Commission’s Division of Enforcement notified the Company that the Division is conducting a formal investigation into the Company’s provisions and allowances for loan losses and deferred tax asset valuation allowances contained in its annual and quarterly reports for fiscal years 2008 through 2010. The Company intends to cooperate fully with the Division and believes its provisions and allowances will be determined to be appropriate. However, we cannot predict the timing or eventual outcome of this investigation. This investigation could possibly result in penalties, sanctions, or a restatement of our previously issued financial statements.

Current and future increases in FDIC insurance premiums, including the FDIC special assessment imposed on all FDIC-insured institutions, will decrease our earnings. In addition, FDIC insurance assessments will likely increase from our prior inability to maintain a well-capitalized status, which would further decrease earnings.

The Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily increased the limit on FDIC coverage to $250,000 for all accounts through December 31, 2013. The Dodd-Frank Act, signed by President Obama on July 21, 2010, permanently lifted the FDIC coverage limit to $250,000. The Dodd-Frank Act also revised the assessment methodology for funding the Deposit Insurance Fund, requiring that assessments be based on an institution’s total liabilities, not just deposit liabilities. In addition, in May of 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the Deposit Insurance Fund. The assessment is equal to five basis points of the Company’s total assets minus Tier 1 capital as of June 30, 2009. This represented a charge of approximately $1.4 million, which was recorded as a pre-tax charge during the second quarter of 2009. The FDIC has indicated that future special assessments are possible.

Even though BOHR was “well capitalized” at March 31, 2011, our FDIC insurance assessments for BOHR nonetheless may increase in the future due to a variety of factors. Any increases in FDIC insurance assessments would decrease our earnings.

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

This description of the Written Agreement is qualified in its entirety by reference to the copy of the Written Agreement filed with the Company’s Current Report on Form 8-K, filed June 17, 2010. To date, the Company and BOHR have met all of the deadlines for taking actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement. The Risk Committee was appointed to oversee the Company’s compliance with the terms of the agreement and has met each month to review compliance. Written plans have been submitted for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations. The Company has also submitted its written policies and procedures for maintaining an adequate allowance for loan and lease losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $2.5 million. Additionally, the Company instituted the required review process for all classified loans. Previously, the Company charged off the assets

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

identified as loss from the previous examination. Moreover, the Company has raised $295.0 million in the closings of several related transactions in the third and fourth quarters of last year. The Company and BOHR were “well-capitalized” as of March 31, 2011. As a result, management believes the Company and BOHR are in full compliance with the terms of the Written Agreement.

We have had and may continue to have large numbers of problem loans and difficulties with our loan administration, which could increase our losses related to loans.

Our non-performing assets as a percentage of total assets decreased to 10% at March 31, 2011 from 11% at December 31, 2010. On March 31, 2010, 2% of our loans are 30 to 89 days delinquent and are treated as performing assets. Based on these delinquencies, we expect more loans to become non-performing. The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets.

In the past, our management of non-performing loans was, at times, not as strong as we would prefer. In 2009, we hired an independent third party to review a significant portion of our loans. The independent third party discovered several issues with our loan management that we have since taken significant remedial steps to address. The following issues were identified: updated appraisals on problem loans and large loans secured by real estate were not always being obtained; better organized credit files were needed; additional resources were needed to manage problem loans; and the Company lacked well-defined internal workout policies and procedures.

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

Our business strategy centers, in part, on offering commercial and equity line loans secured by real estate in order to generate interest income. These types of loans generally have higher yields and shorter maturities than traditional one-to-four family residential mortgage loans. At March 31, 2011, commercial and residential loans secured by real estate totaled $1.1 billion, which represented 61% of total loans. Such loans increase our credit risk profile relative to other financial institutions that have lower concentrations of commercial real estate and equity line loans.

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

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

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

At March 31, 2011, we had loans of $395.2 million or 22% of total loans outstanding to finance construction and land development. Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.

We are not paying dividends on our Common Stock and are currently prevented from doing so. The failure to resume paying dividends on our Common Stock may adversely affect us.

We historically paid cash dividends prior to the third quarter of 2009. During the third quarter of 2009, we suspended dividend payments on our Common Stock. We are prevented by our regulators from paying dividends until our financial position improves. In addition, the retained deficit of BOHR, our principal banking subsidiary, is currently $353.7 million. Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings. It is unlikely in the near term that we would be able to pay dividends if BOHR cannot pay dividends to us. As a result, there is no assurance if or when we will be able to resume paying cash dividends. Even if we are allowed by our regulators to resume paying dividends again, the Exchange Agreement provides that, until the earlier of December 31, 2011 or such time as the Treasury ceases to own any debt or equity securities of the Company, we must obtain the consent of the Treasury prior to declaring or paying any cash dividend of more than $0.006 per share of our Common Stock.

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

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of the Company’s Common Stock in the open market and through privately negotiated transactions. There were no share repurchase transactions conducted during the first quarter of 2011.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – REMOVED AND RESERVED

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Hampton Roads Bankshares, Inc.*

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, incorporated by reference from the Registrant’s Form 8-K, filed September 24, 2009.

4.1	Specimen of Common Stock Certificate, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2010.

4.2	Carlyle Contingent Warrant for purchase of Common Stock, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2010.

4.3	Anchorage Contingent Warrant for purchase of Common Stock, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2010.

4.4	Anchorage Standard Warrant for purchase of Common Stock, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2010.

4.5	CapGen Contingent Warrant for purchase of Common Stock, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2010.

4.6	CapGen Standard Warrant for purchase of Common Stock, incorporated by reference from the Registrant’s Form 10-Q for the quarter ended September 30, 2010.

4.7	Amended and Restated Warrant for Purchase of Shares of Common Stock issued to the United States Department of the Treasury, incorporated by reference from the Registrant’s Form 8-K, filed August 18, 2010.

4.8	Letter Agreement, dated December 31, 2008, by and between Hampton Roads Bankshares, Inc. and the United States Department of the Treasury, incorporated by reference from the Registrant’s Form 8-K, filed January 5, 2009.

4.9	Exchange Agreement, dated August 12, 2010, by and between Hampton Roads Bankshares, Inc. and the United States Department of the Treasury, incorporated by reference from the Registrant’s Form 8-K, filed August 18, 2010.

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: May 16, 2011	/s/ Stephen P. Theobald
Stephen P. Theobald
Chief Financial Officer