Form 10-Q
period 2011-06-30
HAMPTON ROADS BANKSHARES INC
filed 2011-08-12
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock as of July 31, 2011 was 34,561,090 shares, par value $0.01.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	(Unaudited) June 30, 2011	December 31, 2010
Assets:
Cash and due from banks	$19,637	$17,726
Interest-bearing deposits in other banks	21,460	2,342
Overnight funds sold and due from Federal Reserve Bank	342,758	440,844
Investment securities available for sale, at fair value	307,960	334,237
Restricted equity securities, at cost	22,153	24,363

Loans held for sale	22,559	22,499

Loans	1,712,547	1,958,767
Allowance for loan losses	(94,595)	(157,253)

Net loans	1,617,952	1,801,514
Premises and equipment, net	91,700	93,414
Interest receivable	6,729	7,278
Foreclosed real estate and repossessed assets, net of valuation allowance	68,296	59,423
Intangible assets, net	9,884	10,858
Bank-owned life insurance	51,130	50,213
Other assets	15,167	35,445

Totals assets	$2,597,385	$2,900,156

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing demand	$239,183	$224,440
Interest-bearing:
Demand	605,599	725,816
Savings	65,801	65,620
Time deposits:
Less than $100	692,089	703,006
$100 or more	557,980	701,279

Total deposits	2,160,652	2,420,161
Federal Home Loan Bank borrowings	201,764	213,353
Other borrowings	50,153	49,853
Interest payable	3,798	3,644
Other liabilities	19,372	22,350

Total liabilities	2,435,739	2,709,361

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 34,561,090 shares issued and outstanding on June 30, 2011 and 33,391,421 on December 31, 2010 (1)	346	334
Capital surplus	493,289	477,385
Retained deficit	(338,142)	(287,681)
Accumulated other comprehensive income, net of tax	6,006	345

Total shareholders’ equity before non-controlling interest	161,499	190,383
Non-controlling interest	147	412

Total shareholders’ equity	161,646	190,795

Total liabilities and shareholders’ equity	$2,597,385	$2,900,156

See accompanying notes to the consolidated financial statements.

(1)	As restated to give retroactive effect to the 1 for 25 shares reserve stock split which occurred on April 27, 2011.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Three Months Ended		Six Months Ended
(unaudited)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest Income:
Loans, including fees	$23,414	$28,168	$47,953	$60,422
Investment securities	2,679	1,705	5,097	3,422
Overnight funds sold and due from FRB	189	152	414	276
Interest-bearing deposits in other banks	1	—	2	—

Total interest income	26,283	30,025	53,466	64,120

Interest Expense:
Deposits:
Demand	1,000	3,865	2,165	7,666
Savings	34	125	76	254
Time deposits:
Less than $100	2,525	3,693	5,429	7,643
$100 or more	2,490	2,494	5,277	4,732

Interest on deposits	6,049	10,177	12,947	20,295
Federal Home Loan Bank borrowings	1,249	1,406	2,569	2,719
Other borrowings	750	745	1,491	1,476

Total interest expense	8,048	12,328	17,007	24,490

Net interest income	18,235	17,697	36,459	39,630
Provision for loan losses	14,740	54,638	36,054	100,251

Net interest income (expense) after provision for loan losses	3,495	(36,941)	405	(60,621)

Noninterest Income:
Service charges on deposit accounts	1,529	1,755	2,975	3,420
Mortgage banking revenue	1,939	2,604	3,189	4,359
Gain on sale of investment securities available for sale	192	390	192	469
Gain (loss) on sale of premises and equipment	(42)	18	(42)	43
Losses on foreclosed real estate and repossessed assets	(3,087)	(2,476)	(6,769)	(3,214)
Other-than-temporary impairment of securities (includes total other-than-temporary impairment losses of $91 and $234, net of $0 and $190 recognized in other comprehensive income for the six months ended June 30, 2011 and 2010, respectively, before taxes)	(91)	—	(91)	(44)
Insurance revenue	1,108	1,279	2,261	2,599
Brokerage revenue	66	79	136	153
Income from bank-owned life insurance	437	424	918	824
Other	1,332	1,258	2,739	2,323

Total noninterest income	3,383	5,331	5,508	10,932

Noninterest Expense:
Salaries and employee benefits	11,257	10,955	23,612	20,705
Occupancy	2,936	2,150	5,262	4,448
Professional and consultant fees	2,586	1,227	4,771	2,543
FDIC insurance	1,856	1,169	8,565	2,225
Data processing	1,199	1,169	2,206	2,649
Problem loan and repossessed asset costs	1,136	1,390	2,552	2,003
Equipment	843	932	1,649	2,023
Other	3,740	4,094	7,578	7,439

Total noninterest expense	25,553	23,086	56,195	44,035

Net loss before provision for income taxes	(18,675)	(54,696)	(50,282)	(93,724)
Provision for income tax expense (benefit)	—	(2,196)	44	(2,134)

Net loss	(18,675)	(52,500)	(50,326)	(91,590)
Net income attributable to non-controlling interest	118	139	135	170

Net loss attributable to Hampton Roads Bankshares, Inc.	(18,793)	(52,639)	(50,461)	(91,760)
Preferred stock dividend and accretion of discount	—	1,423	—	2,798

Net loss available to common shareholders	$(18,793)	$(54,062)	$(50,461)	$(94,558)

Per Share: (1)
Cash dividends declared	$—	$—	$—	$—

Basic loss	$(0.56)	$(61.01)	$(1.51)	$(106.70)

Diluted loss	$(0.56)	$(61.01)	$(1.51)	$(106.70)

Basic weighted average shares outstanding	33,429,945	886,184	33,408,473	886,183
Effect of dilutive stock options	—	—	—	—

Diluted weighted average shares outstanding	33,429,945	886,184	33,408,473	886,183

See accompanying notes to the consolidated financial statements.

(1)	As restated to give retroactive effect to the 1 for 25 shares reserve stock split which occurred on April 27, 2011.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other		Total
(in thousands, except share data)	Common Stock			Retained	Comprehensive	Non-controlling	Shareholders’
(unaudited)	Shares	Amount	Capital Surplus	Deficit	Income	Interest	Equity
Balance at December 31, 2010 (1)	33,391,421	$334	$477,385	$(287,681)	$345	$412	$190,795

Comprehensive income:
Net income (loss)	—	—	—	(50,461)	—	135	(50,326)
Change in unrealized gain on securities available for sale	—	—	—	—	5,661	—	5,661

Total comprehensive loss							(44,665)
Stock-based compensation expense	—	—	56	—	—	—	56
Forfeiture of non-vested stock	(120)	—	—	—	—	—	—
Distributed non-controlling interest	—	—	—	—	—	(400)	(400)
Stock offering, net of issuance costs of $319	1,169,789	12	15,848	—	—	—	15,860

Balance at June 30, 2011	34,561,090	$346	$493,289	$(338,142)	$6,006	$147	$161,646

See accompanying notes to the consolidated financial statements.

(1)	As restated to give retroactive effect to the 1 for 25 shares reverse stock split which occurred on April 27, 2011.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Six Months Ended
(unaudited)	June 30, 2011	June 30, 2010
Operating Activities:
Net loss	$(50,326)	$(91,590)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,299	2,612
Amortization of intangible assets and fair value adjustments	(62)	(64)
Provision for loan losses	36,054	100,251
Proceeds from mortgage loans held for sale	175,224	143,647
Originations of mortgage loans held for sale	(175,284)	(158,765)
Stock-based compensation expense	56	81
Net amortization of premiums and accretion of discounts on investment securities	1481	631
Loss (gain) on sale of premises and equipment	42	(43)
Losses on foreclosed real estate and repossessed assets	6,769	3,214
Gain on sale of investment securities available for sale	(192)	(469)
Earnings on bank-owned life insurance	(918)	(824)
Other-than-temporary impairment of securities	91	44
Changes in deferred taxes	—	(1,114)
Changes in:
Interest receivable	549	1,039
Other assets	20,279	(2,495)
Interest payable	154	85
Other liabilities	(2,978)	(5,020)

Net cash provided by (used in) operating activities	13,238	(8,780)

Investing Activities:
Proceeds from maturities and calls of debt securities available for sale	48,052	10,697
Proceeds from sale of investment securities available for sale	27,688	1,802
Purchase of investment securities available for sale	(45,188)	(22,601)
Purchase of restricted equity securities	—	(28)
Proceeds from sale of restricted equity securities	2,210	3,410
Net decrease in loans	111,998	86,572
Purchase of premises and equipment	(590)	(343)
Proceeds from sale of foreclosed real estate and repossessed assets	19,415	3,118
Proceeds from sale of premises and equipment	23	140

Net cash provided by investing activities	163,608	82,767

Financing Activities:
Net increase (decrease) in deposits	(259,329)	53,862
Repayments of Federal Home Loan Bank borrowings	(10,034)	(1,533)
Distributed non-controlling interest	(400)	(26)
Issuance of new shares	15,860	—
Preferred stock dividends paid and amortization of preferred stock discount	—	546

Net cash provided by (used in) financing activities	(253,903)	52,849

Increase (decrease) in cash and cash equivalents	(77,057)	126,836
Cash and cash equivalents at beginning of period	460,912	200,044

Cash and cash equivalents at end of period	$383,855	$326,880

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	June 30, 2011	June 30, 2010

Supplemental cash flow information:
Cash paid for interest	$16,853	$24,405
Cash paid for (refunded from) income taxes	(14,666)	343

Supplemental non-cash information:
Change in unrealized gain on securities	$5,661	$4,331
Transfer between loans and other real estate owned	35,057	27,772

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hampton Roads Bankshares, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010. On September 28, 2010, the holders of the Company’s common stock, par value $0.01 per share (the “Common Stock”), approved an amendment to the Company’s Amended and Restated Articles of Incorporation (the “Articles”) to effect a reverse stock split of the Common Stock. The shareholders granted the Company’s Board of Directors the discretion to determine the appropriate timing and ratio of the reverse stock split.

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

Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-01, Receivables: Deferral of the Effective Date of Disclosures About Troubled Debt Restructurings in ASU 2010-20, that temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20, Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, until the guidance for determining what constitutes a troubled debt restructuring is determined. The guidance is effective for interim and annual periods after June 15, 2011. The adoption of the new guidance resulted in additional disclosures, which can be found in Note E, Loans and Allowance for Loan Losses.

In April 2011, the FASB issued ASU 2011-02, Receivables: A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, that defines Troubled Debt Restructurings. In turn, the effective date of the disclosures about troubled debt restructurings in ASU 2010-20, Receivables: Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, is effective for interim and annual periods beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of the new guidance resulted in additional disclosures, which can be found in Note E, Loans and Allowance for Loan Losses.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs that improves the comparability of fair value measurements presented and disclosed by aligning GAAP and IFRSs. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income, that improves the comparability of items reported in other comprehensive income. The amendments require that all non-owner changes in stockholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments are to be applied retrospectively and are effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE B – REGULATORY MATTERS

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

To date, the Company and BOHR have met all of the deadlines for taking actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement. A committee has been appointed to oversee the Company’s compliance with the terms of the agreement and has met each month to review compliance. Written plans

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have been submitted for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations. The Company has also submitted its written policies and procedures for maintaining an adequate allowance for loan and lease losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $2.5 million. Additionally, the Company instituted the required review process for all classified loans. The Company has charged off the assets identified as loss from the previous examination. As of June 30, 2011, the Company exceeded the regulatory capital minimums, and BOHR and Shore were both considered “well capitalized” under the risk-based capital standards. As a result, management believes the Company and BOHR are in full compliance with the terms of the Written Agreement.

NOTE C – STOCK-BASED COMPENSATION

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

Stock-based compensation expense (in thousands, except share data) recognized in the consolidated statements of operations and the options exercised, including the total intrinsic value and cash received, for the six months ended June 30, 2011 and 2010 were as follows.

	June 30,
	2011	2010
Expense recognized:
Related to stock options	$43	$61
Related to share awards	13	20
Related tax benefit	—	19

Number of options exercised:
New shares	—	—
Previously acquired shares	—	—

Total intrinsic value of options exercised	$—	$—
Cash received from options exercised	—	—

The Company has granted stock options to its directors and employees under stock compensation plans that have been approved by the Company’s shareholders. All outstanding options have terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over periods that range from three to ten years. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2011 is as follows.

	Options Outstanding	Weighted Average Exercise Price	Average Intrinsic Value
Balance at December 31, 2010	46,853	$326.00	—
Expired	(4,259)	270.30	—

Balance at June 30, 2011	42,594	$331.64	$—

Options exercisable at June 30, 2011	41,251	$328.54	$—

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to options outstanding and options exercisable as of June 30, 2011 is as follows.

	Options Oustanding			Options Exercisable
Ranges of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$92.75 -$126.25	1,281	1.61	$111.15	1,281	$111.15
$175.75 - $219.25	6,173	1.75	197.80	6,173	197.80
$227.75 - $266.25	14,252	2.28	243.86	14,252	243.86
$300.00 - $312.25	6,725	5.58	300.90	6,085	300.99
$485.75 - $551.75	12,615	3.71	500.74	11,912	498.28
$591.75 - $616.75	1,548	3.99	611.49	1,548	611.49

$92.75 - $616.75	42,594	3.19	$331.64	41,251	$328.54

The Company may issue new shares to satisfy stock option grants. As of June 30, 2011, there were 30,256 shares available under the existing stock incentive plans. Shares may be repurchased in the open market or, under certain circumstances, through privately negotiated transactions. As of June 30, 2011, there was $151 thousand of unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.81 years.

The Company has granted non-vested shares of Common Stock to certain directors and employees as part of incentive programs. Outstanding non-vested shares have vesting schedules of five years and are expensed over the same time frame. A summary of the Company’s non-vested share activity and related information for the six months ended June 30, 2011 is as follows.

	Number of Shares	Per Share Weighted-Average Grant-Date Fair Value

Balance at December 31, 2010	320	$262.75
Vested	(40)	219.25
Forfeited	(120)	219.25

Balance at June 30, 2011	160	$306.25

As of June 30, 2011, there was $33 thousand of total unrecognized compensation cost related to non-vested share awards. That cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the six months ended June 30, 2011 was $690.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available for sale (in thousands) available for sale at June 30, 2011 and December 31, 2010 were as follows.

Description of Securities	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Agency securities	$71,132	$696	$161	71,667
Mortgage-backed securities	228,261	5,629	225	233,665
State and municipal securities	530	18	—	548
Equity securities	2,031	112	63	2,080

Total investment securities available for sale	$301,954	$6,455	$449	$307,960

	December 31, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Agency securities	$89,849	$371	$1,518	$88,702
Mortgage-backed securities	241,970	3,115	1,737	243,348
Equity securities	2,101	127	41	2,187

Total investment securities available for sale	$333,920	$3,613	$3,296	$334,237

Maturities of investment securities

The amortized cost and estimated fair value of investment securities available for sale (in thousands) that are not determined to be other-than-temporarily impaired by contractual maturity at June 30, 2011 and December 31, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities do not have contractual maturities.

	June 30, 2011
	Amortized Cost	Estimated Fair Value

Due after one year but less than five years	$4,839	$5,068
Due after five years but less than ten years	29,162	29,344
Due after ten years	265,922	271,468
Equity securities	2,031	2,080

Total available-for-sale securities	$301,954	$307,960

	December 31, 2010
	Amortized Cost	Estimated Fair Value

Due after one year but less than five years	$5,670	$5,884
Due after five years but less than ten years	35,222	34,688
Due after ten years	290,927	291,478
Equity securities	2,101	2,187

Total available-for-sale securities	$333,920	$334,237

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized losses

Information pertaining to securities with gross unrealized losses (in thousands) at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position is as follows.

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Agency securities	$28,354	$161	$—	$—	$28,354	$161
Mortgage-backed securities	24,741	225	—	—	24,741	225
Equity securities	49	8	200	55	249	63

	$53,144	$394	$200	$55	$53,344	$449

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Agency securities	$4,758	$1,518	$—	$—	$4,758	$1,518
Mortgage-backed securities	71,057	1,737	—	—	71,057	1,737
Equity securities	121	1	93	40	214	41

	$75,936	$3,256	$93	$40	$76,029	$3,296

Other-than-temporary impairment (“OTTI”)

The Company’s unrealized losses on investments in agency and mortgage-backed securities were caused by interest rate fluctuations. At June 30, 2011, seven agency securities and seven mortgage-backed securities experienced an unrealized loss of $386 thousand. The severity and duration of this unrealized loss will fluctuate with interest rates in the economy. Because the securities are government agencies and the Company has the intent to hold them for a period of time sufficient to allow for an anticipated recovery or maturity and because it is likely that the Company will not be required to sell the securities before their anticipated recovery, they are not considered to be other than temporarily impaired.

The Company’s unrealized losses on equity securities were caused by what management deems to be transitory fluctuations in market valuation. At June 30, 2011, eleven equity securities experienced an unrealized loss of $63 thousand. Our impairment analysis considered all available evidence including the length of time and the extent to which the market value of each security was less than cost, the financial condition of the issuer of each equity security (based upon financial statements of the issuers), and the near term prospects of each issuer, as well as our intent and ability to retain these investments for a sufficient period of time to allow for any anticipated recovery in their respective market values.

During the first six months of 2011 and 2010, equity securities with an amortized cost basis prior to impairment of $443 thousand and $91 thousand, respectively, were determined to be other-than-temporarily impaired. Impairment losses of $91 thousand and $44 thousand were recognized through noninterest income during the first six months of 2011 and 2010, respectively. There was nothing included in accumulated other comprehensive loss in the equity section of the balance sheet as of June 30, 2011. Management has evaluated the unrealized losses associated with the remaining equity securities as of June 30, 2011 and, in management’s opinion, the unrealized losses are

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

temporary, and it is our intention to hold these securities until their value recovers. A rollforward of the cumulative OTTI losses (in thousands) recognized in earnings for all securities for the six months ended June 30, 2011 is as follows.

Balance, December 31, 2010	$719
Less: Realized gains for securities sales	—
Add: Loss where impairment was not previously recognized	91
Add: Loss where impairment was previously recognized	—

Balance, June 30, 2011	$810

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

Federal Home Loan Bank (“FHLB”)

The Company’s investment in FHLB stock totaled $16.2 million at June 30, 2011. FHLB stock is generally viewed as a long-term investment. As a restricted investment security, it is carried at cost as there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The FHLB has reinstated dividends and the repurchase of its stock thereby improving the value. The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2011, and no impairment has been recognized.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E – LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company grants commercial, real estate, and consumer loans to customers throughout its lending areas. Although the Company has a diversified loan portfolio, a substantial portion of the Company’s debtors’ abilities to honor their contracts is dependent upon the economic environment of the lending area. The major segments of loans (in thousands) are summarized as follows.

	June 30, 2011	December 31, 2010
Commercial and Industrial	$268,104	$304,550
Construction	354,223	475,284
Real estate - commercial mortgage	610,062	658,969
Real estate - residential mortgage	448,490	487,559
Installment loans	31,864	32,708
Deferred loan fees and related costs	(196)	(303)

Total loans	$1,712,547	$1,958,767

Allowance for Loan Losses

The purpose of the allowance for loan losses is to provide for potential losses inherent in our loan portfolio. While portions of the allowance are attributed to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The Company considers the allowance for loan losses of $94.6 million to be adequate to cover loan losses inherent in the loan portfolio as of June 30, 2011.

Management considers several factors in determining the allowance for loan losses, including historical loan loss experience, the size and composition of the portfolio, and the estimated value of collateral agreements. Management regularly reviews the loan portfolio to determine whether adjustments are necessary to maintain an allowance for loan losses sufficient to absorb losses. Our review takes into consideration changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and review of current economic conditions that may affect the borrower’s ability to repay. Some of the tools used in the credit review process to identify potential problem loans include past due reports, collateral valuations (primarily third-party agreements), cash flow analyses of borrowers, and risk ratings of loans. In addition to the review of credit quality through ongoing credit review processes, we perform a comprehensive allowance analysis for our loan portfolio at least quarterly. This analysis includes specific allowances for individual loans, general allowances for loan pools which factor in our historical loan loss experience, loan portfolio growth and trends, economic conditions, and unallocated allowances predicated upon both internal and external factors.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the loan loss reserve methodology, loans are categorized into one of five broad segments: commercial, construction, commercial real estate, residential real estate, and consumer installment. Loss factors are calculated using qualitative data and then are applied to each of the loan segments to determine a reserve level for various subsets of each of the five segments of loans. In addition, special allocations may be assigned to nonaccrual or other problem credits. A rollforward of the activity (in thousands) within the allowance for loan losses by loan type for the six months ended June 30, 2011 is as follows.

			Real Estate -
	Commercial and Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Unallocated	Total
Allowance for credit losses:

Beginning balance	$18,610	$83,052	$25,426	$17,973	$3,400	$8,792	$157,253
Charge-offs	(13,292)	(65,404)	(11,212)	(9,769)	(1,170)		(100,847)
Recoveries	790	493	480	218	154		2,135
Provision	4,672	16,473	7,945	7,663	466	(1,165)	36,054

Ending balance	$10,780	$34,614	$22,639	$16,085	$2,850	$7,627	$94,595

Ending balance: collectively evaluated for impairment	$7,922	$13,844	$14,510	$7,492	$2,806	$7,627	$54,201

Ending balance: individually evaluated for impairment	$2,649	$18,886	$7,850	$8,351	$39		$37,775

Ending balance: loans acquired with deteriorated credit quality	$209	$1,884	$279	$242	$5		$2,619

Transactions (in thousands) affecting the allowance for loan losses during the six months ended June 30, 2010 were as follows.

2010

Balance at beginning of period	$132,697
Charge-offs	(61,890)
Recoveries	2,168
Provision	100,251

Balance at end of period	$173,226

Accounting for Certain Loans Acquired in a Transfer

Acquired loans that were impaired at the time of acquisition are recorded at fair value with no valuation allowance. Accretable yield is limited to the excess of the undiscounted expected cash flows over the investor’s initial investment in the loan and is recognized in interest income using an effective yield method over the remaining life of the loan. The excess of the contractual cash flows over expected cash flows are referred to as nonaccretable differences and may not be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life. Decreases in expected cash flows are recognized as impairments.

Loans that were impaired at the time of acquisition had an outstanding balance of $14.2 million and a carrying amount of $13.3 million at June 30, 2011. The carrying amount of these loans is included in the consolidated balance sheet amount of loans receivable at June 30, 2011. Of these loans, $7.9 million have experienced further deterioration since the acquisition date and are included in the impaired loan amounts. The following table depicts the accretable yield (in thousands) at the beginning and end of the period.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accretable Yield

Balance, December 31, 2010	$549
Accretion	(104)
Disposals	(65)
Additions	33

Balance, June 30, 2011	$413

Impaired Loans

A loan is considered impaired when it is probable that all amounts due will not be collected according to the contractual terms. For collateral dependent impaired loans, impairment is measured based upon the fair value of the underlying collateral. Management considers a loan to be collateral dependent when repayment of the loan is expected solely from the sale or liquidation of the underlying collateral. The Company’s policy is to charge off collateral dependent impaired loans at the time of foreclosure, repossession, or liquidation or at such time any portion of the loan is deemed to be uncollectible and in no case later than 180 days in nonaccrual status. The Company will reduce the carrying value of the loan to the estimated fair value of the collateral less estimated selling costs through a charge off to the allowance for loan losses. For loans that are not collateral dependent, impairment is measured using discounted cash flows. For certain loans when the Company determines a loan is impaired, the estimated impairment is directly charged-off to the loan rather than creating a specific reserve for inclusion in the allowance for loan losses. Total impaired loans were $282.1 million and $356.9 million at June 30, 2011 and December 31, 2010.

Payments on impaired loans are handled by either the cost-recovery or cash-basis methods, depending on whether repayment of the principal on the loan is in doubt. When the collectability of the principal of the impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal using the cost-recovery method. When the collectability of the principal of the loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received using the cash-basis method.

Impaired loans for which no allowance is provided totaled $117.4 million and $107.3 million at June 30, 2011 and December 31, 2010, respectively. Loans written down to their estimated fair value of collateral less the costs to sell account for $68.2 million and $20.0 million of the impaired loans for which no allowance has been provided as of June 30, 2011 and December 31, 2010, respectively. The average age of appraisals for these loans is 0.61 years at June 30, 2011. Impaired loans for which no allowance is provided are fully covered by the value of the collateral, and therefore, no loss is expected on these loans. The following charts show impaired loans (in thousands) by class as of June 30, 2011 and December 31, 2010.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial & Industrial	$12,300	$17,151	$—	$12,651	$145
Construction
1-4 family residential construction	2,034	2,077	—	2,140	—
Commercial construction	54,997	136,643	—	68,737	393
Real estate
Commercial Mortgage
Owner occupied	25,968	27,090	—	26,386	761
Non-owner occupied	10,075	25,310	—	11,203	20
Residential Mortgage
Secured by 1-4 family, 1st lien	9,230	10,687	—	9,671	156
Secured by 1-4 family, junior lien	2,562	3,654	—	2,677	32
Installment	185	579	—	191	1

With an allowance recorded:
Commercial & Industrial	10,785	14,083	2,981	11,178	176
Construction
1-4 family residential construction	4,064	6,207	136	4,354	31
Commercial construction	52,506	64,535	20,210	55,069	900
Real estate
Commercial Mortgage
Owner occupied	26,989	30,017	4,155	27,276	478
Non-owner occupied	39,373	39,384	4,489	42,909	197
Residential Mortgage
Secured by 1-4 family, 1st lien	27,095	28,695	6,838	27,414	495
Secured by 1-4 family, junior lien	3,847	4,790	1,543	3,970	40
Installment	64	82	42	67	1

Total:
Commercial & Industrial	23,085	31,234	2,981	23,829	321
Construction	113,601	209,462	20,346	130,299	1,324
Real estate-commercial mortgage	102,405	121,801	8,644	107,774	1,456
Real estate-residential mortgage	42,734	47,826	8,381	43,733	723
Installment	249	661	42	258	2

Total	282,074	410,984	40,394	305,893	3,826

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial & Industrial	$12,453	$16,397	$—	$15,086	$176
Construction
1-4 family residential construction	5,373	6,137	—	6,930	10
Commercial construction	36,792	62,020	—	43,289	329
Real estate
Commercial Mortgage
Owner occupied	10,195	10,752	—	11,574	491
Non-owner occupied	20,866	34,830	—	26,019	126
Residential Mortgage
Secured by 1-4 family, 1st lien	17,266	19,445	—	22,235	211
Secured by 1-4 family, junior lien	4,259	5,044	—	5,338	5
Installment	93	116	—	192	—

With an allowance recorded:
Commercial & Industrial	19,141	21,902	8,852	21,724	171
Construction
1-4 family residential construction	5,693	7,121	1,130	1,998	118
Commercial construction	133,429	152,938	57,392	155,562	1,491
Real estate
Commercial Mortgage
Owner occupied	19,324	20,206	4,411	23,057	559
Non-owner occupied	40,272	56,692	7,248	47,213	1,229
Residential Mortgage
Secured by 1-4 family, 1st lien	25,071	25,596	6,660	29,365	405
Secured by 1-4 family, junior lien	4,463	4,886	3,072	5,143	37
Installment	2,186	3,881	1,073	3,871	—

Total:
Commercial & Industrial	31,594	38,299	8,852	36,810	347
Construction	181,287	228,216	58,522	207,779	1,948
Real estate-commercial mortgage	90,657	122,480	11,659	107,863	2,405
Real estate-residential mortgage	51,059	54,971	9,732	62,081	658
Installment	2,279	3,997	1,073	4,063	—

Total	356,876	447,963	89,838	418,596	5,358

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-performing Assets

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and foreclosed real estate and repossessed assets. Total non-performing assets were $248.0 million or 10% of total assets at June 30, 2011 compared with $315.4 million or 11% of total assets at December 31, 2010. Non-performing assets (in thousands) were as follows.

	June 30, 2011	December 31, 2010

Loans 90 days past due and still accruing interest	$—	$—
Nonaccrual loans, including nonaccrual impaired loans	179,736	255,992
Foreclosed real estate and repossessed assets	68,296	59,423

Non-performing assets	$248,032	$315,415

Nonaccrual and Past Due Loans

The Company generally places loans on nonaccrual status when the collection of interest or principal becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever occurs first. When loans are placed on nonaccrual status, interest receivable is reversed against interest income recognized in the current period, and any prior year unpaid interest is charged off against the allowance for loan losses. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collection of principal or interest is no longer doubtful. A reconciliation of non-performing loans to impaired loans (in thousands) for the quarter ended June 30, 2011 and December 31, 2010 is as follows.

	June 30, 2011	December 31, 2010

Loans 90 days past due and still accruing interest	$—	$—
Nonaccrual loans, including nonaccrual impaired loans	179,736	255,992

Total non-performing loans	179,736	255,992
TDRs on accrual	29,830	63,932
Impaired loans on accrual	72,508	36,952

Total impaired loans	$282,074	$356,876

Nonaccrual loans were $179.7 million at June 30, 2011 compared to $256.0 million at December 31, 2010. If income on nonaccrual loans had been recorded under original terms, $14.9 million of additional interest income would have been recorded for the six months ended June 30, 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Age Analysis of Past Due Loans

An age analysis of past due loans (in thousands) as of June 30, 2011 and December 31, 2010 is as follows.

June 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Accruing

Commercial & Industrial	$1,862	$2,621	$11,647	$16,130	$251,974	$268,104	$—
Construction
1-4 family residential construction	1,784	—	6,099	7,883	15,990	23,873	—
Commercial construction	3,860	7,010	94,659	105,529	224,821	330,350	—
Real estate
Commercial Mortgage
Owner occupied	4,871	4,303	15,865	25,039	310,498	335,537	—
Non-owner occupied	439	317	19,761	20,517	254,008	274,525	—
Residential Mortgage
Secured by 1-4 family, 1st lien	2,709	1,314	25,360	29,383	246,185	275,568	—
Secured by 1-4 family, junior lien	1,447	543	6,124	8,114	164,808	172,922	—
Installment	282	—	221	503	31,361	31,864	—
Deferred loan fees and related costs	—	—	—	—	(196)	(196)	—

Total	$17,254	$16,108	$179,736	$213,098	$1,499,449	$1,712,547	$—

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Investment >90 Days and Accruing

Commercial & Industrial	$2,061	$683	$25,346	$28,090	$276,460	$304,550	$—
Construction
1-4 family residential construction	—	—	7,273	7,273	27,477	34,750	—
Commercial construction	6,615	321	132,395	139,331	301,203	440,534	—
Real estate
Commercial Mortgage
Owner occupied	—	—	8,275	8,275	338,439	346,714	—
Non-owner occupied	8,938	1,024	44,260	54,222	258,033	312,255	—
Residential Mortgage
Secured by 1-4 family, 1st lien	2,238	919	29,313	32,470	276,469	308,939	—
Secured by 1-4 family, junior lien	1,033	881	7,838	9,752	168,868	178,620	—
Installment	43	7	1,292	1,342	31,366	32,708	—
Deferred loan fees and related costs	—	—	—	—	(303)	(303)	—

Total	$20,928	$3,835	$255,992	$280,755	$1,678,012	$1,958,767	$—

Credit Quality

The Company experienced a significant deterioration in credit quality in 2009 and 2010. Problem loans and non-performing assets rose and led to significant increases to the allowance for loan losses. Due to a reduction in newly identified problem loans and continuing declines in loans outstanding, we decreased the provision for loan losses to $36.1 million in the first six months of 2011 compared to $100.3 million for the first six months of 2010.

Management regularly reviews the loan portfolio to determine whether adjustments to the allowance are necessary. The review takes into consideration changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and review of current economic conditions that may affect the borrower’s ability

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to repay. In addition to the review of credit quality through ongoing credit review processes, management performs a comprehensive allowance analysis at least quarterly. This allowance includes specific allowances for individual loans; a general allowance for loan pools, which factor in our historical loan loss experience, loan portfolio growth and trends, and economic conditions; and an unallocated allowances based upon both internal and external factors.

The internal rating system is a series of grades reflecting management’s risk assessment, based on its analysis of the borrower’s financial condition. The “pass” category consists of a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the “pass” category is monitored for early identification of credit deterioration. The “special mention” rating is attached to loans where the borrower exhibits material negative financial trends due to company specific or systematic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. It is a transitional grade that is closely monitored for improvement or deterioration. The “substandard” rating is applied to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists. Loans are placed on “nonaccrual” when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. The following tables provide information (in thousands) on June 30, 2011 and December 31, 2010 about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator.

June 30, 2011	Pass	Special Mention	Substandard	Non-Performing Loans	Total
Commercial & Industrial	$204,937	$28,179	$23,341	$11,647	$268,104
Construction
1-4 family residential construction	12,052	1,553	4,169	6,099	23,873
Commercial construction	119,398	66,966	49,327	94,659	330,350
Real estate
Commercial Mortgage
Owner occupied	223,142	48,843	47,687	15,865	335,537
Non-owner occupied	162,915	44,960	46,889	19,761	274,525
Residential Mortgage
Secured by 1-4 family, 1st lien	199,982	28,522	21,704	25,360	275,568
Secured by 1-4 family, junior lien	151,348	4,816	10,634	6,124	172,922
Installment	17,379	7,029	7,235	221	31,864
Deferred loan fees and related costs	(196)	—	—	—	(196)

Total	$1,090,957	$230,868	$210,986	$179,736	$1,712,547

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010	Pass	Special Mention	Substandard	Non-Performing Loans	Total

Commercial & Industrial	$225,389	$44,131	$9,684	$25,346	$304,550
Construction
1-4 family residential construction	19,080	2,207	6,190	7,273	34,750
Commercial construction	145,158	74,512	88,469	132,395	440,534
Real estate
Commercial Mortgage
Owner occupied	250,330	48,583	39,526	8,275	346,714
Non-owner occupied	191,080	43,226	33,689	44,260	312,255
Residential Mortgage
Secured by 1-4 family, 1st lien	226,389	32,632	20,605	29,313	308,939
Secured by 1-4 family, junior lien	151,221	9,916	9,645	7,838	178,620
Installment	17,531	10,691	3,194	1,292	32,708
Deferred loan fees and related costs	(303)	—	—	—	(303)

Total	$1,225,875	$265,898	$211,002	$255,992	$1,958,767

Modifications

All restructured loans are not necessarily considered Troubled Debt Restructurings (“TDRs”). A restructured loan results in a TDR when two conditions are present: 1) a borrower is experiencing financial difficulty and 2) a creditor grants a concession, such as a reduction of stated interest rate less than the current market interest rate for the remaining original life of the debt, extension of maturity date and or dates at a stated interest rate lower than the current market rate for new debt with similar risk, reduction of face amount or maturity amount of the debt as stated in the instrument or other agreement, or reduction of accrued interest. A concession may also include a transfer from the debtor to the creditor of receivables from third parties, real estate, or other assets to satisfy fully or partially a debt or an issuance or other granting of an equity interest to the creditor by the debtor to satisfy fully or partially a debt unless the equity interest is granted pursuant to existing terms for converting the debt into an equity interest. Another point that must be considered is whether, as a result of the restructuring, the Company expects to collect all amounts due; if the Company does expect to collect all amounts due, it is not considered a TDR.

As of June 30, 2011 and December 31, 2010, loans classified as TDRs were $68.1 million and $85.8 million, respectively. All of these were included in the impaired loan disclosure. Of this amount, $29.8 million was accruing and $38.3 million was non-accruing at June 30, 2011 and $63.9 million was accruing and $21.9 million was non-accruing at December 31, 2010. The following table shows the loans (amounts shown in thousands, except number of contracts) that were determined by management to be TDRs at June 30, 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial & Industrial	7	$700	442
Construction
1-4 family residential construction	1	2,139	1,635
Commercial construction	22	44,593	31,136
Real estate
Commercial Mortgage
Owner occupied	12	13,672	13,672
Non-owner occupied	4	8,866	8,707
Residential Mortgage
Secured by 1-4 family, 1st lien	34	12,692	12,133
Secured by 1-4 family, junior lien	3	438	402
Installment	—	—	—

Total	83	$83,100	$68,127

TDRs in nonaccrual status are returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan. None of the nonaccrual TDRs were returned to accrual status during the six months ended June 30, 2011 and year ended December 31, 2010.

NOTE F – PREMISES AND EQUIPMENT

Premises and equipment (in thousands) at June 30, 2011 and December 31, 2010 are summarized as follows.

	June 30, 2011	December 31, 2010

Land	$31,238	$31,238
Buildings and improvements	58,679	58,177
Leasehold improvements	3,290	3,418
Equipment, furniture, and fixtures	15,956	14,563
Construction in process	67	7

	109,230	107,403

Less accumulated depreciation and amortization	(17,530)	(13,989)

Premises and equipment, net	$91,700	$93,414

NOTE G – SUPPLEMENTAL RETIREMENT AGREEMENTS

The Company has entered into supplemental retirement agreements with several key officers and recognizes expense each year related to these agreements based on the present value of the benefits expected to be provided to the employees and any beneficiaries. The expense recognized during the first six months of 2011 and 2010 was $158 thousand and $331 thousand, respectively.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H – INTANGIBLE ASSETS

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

	June 30, 2011		December 31, 2010
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets:

Core deposit intangible	$8,105	$3,720	$8,105	$3,058
Employment contract intangibles	1,130	1,006	1,130	909
Insurance book of business intangible	6,450	1,075	6,450	860

Total intangible assets	$15,685	$5,801	$15,685	$4,827

The weighted-average amortization period for core deposit intangibles is 79 months, employment contract intangibles is 36 months, and insurance book of business intangible is 180 months.

NOTE I – FORECLOSED REAL ESTATE AND REPOSSESSED ASSETS

Foreclosed assets are presented net of an allowance for losses. An analysis of the allowance for losses (in thousands) on foreclosed assets is as follows.

	June 30, 2011	June 30, 2010
Balance at beginning of year	$9,533	$356
Provision for losses	4,639	2,992
Charge-offs	(2,568)	(785)

Balance at end of quarter	$11,604	$2,563

Expenses (in thousands) applicable to foreclosed and repossessed assets for the six months ended June 30, 2011 and 2010 include the following.

	June 30, 2011	June 30, 2010
Losses on sale of foreclosed real estate	$2,130	$222
Provision for losses	4,639	2,992
Operating expenses	1,864	825

Total	$8,633	$4,039

NOTE J – BUSINESS SEGMENT REPORTING

The Company defines its operating segments by product and consumer. The Company has two community banks, BOHR and Shore, which provide loan and deposit services through branches located in Virginia, North Carolina, and Maryland. In addition to its banking operations, the Company has three other reportable segments: Mortgage, Investment, and Insurance. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 (“2010 Form 10-K”). Segment profit and loss is measured by net income prior to corporate overhead allocation. Intersegment transactions are recorded at cost and eliminated as part of the consolidation process. Because of the interrelationships between the segments, the information is not indicative of how the segments would perform if they operated as independent entities. The following tables show certain financial information (in thousands) as of and for the periods ending June 30, 2011, December 31, 2010, and June 30, 2010 for each segment and in total.

	Total	Elimination	Banking	Mortgage	Investment	Insurance

Total Assets at June 30, 2011	$2,597,385	$(258,696)	$2,818,981	$26,689	$1,123	$9,288

Total Assets at December 31, 2010	$2,900,156	$(281,626)	$3,146,314	$25,393	$1,111	$8,964

Three Months Ended June 30, 2011	Total	Elimination	Banking	Mortgage	Investment	Insurance

Net interest income	$18,235	$—	$18,192	$43	$—	$—
Provision for loan losses	14,740	—	14,740	—	—	—

Net interest income after provision for loan losses	3,495	—	3,452	43	—	—
Noninterest income	3,383	—	270	1,939	66	1,108
Noninterest expense	25,553	—	22,603	2,013	27	910

Net income (loss) before provision for income taxes	(18,675)	—	(18,881)	(31)	39	198
Provision for income tax expense (benefit)	—	—	(72)	(11)	14	69

Net income (loss)	(18,675)	—	(18,809)	(20)	25	129
Net income attributable to non-controlling interest	118	—	—	118	—	—

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$(18,793)	$—	$(18,809)	$(138)	$25	$129

Three Months Ended June 30, 2010	Total	Elimination	Banking	Mortgage	Investment	Insurance

Net interest income	$17,697	$—	$17,584	$109	$—	$4
Provision for loan losses	54,638	—	54,638	—	—	—

Net interest income (expense) after provision for loan losses	(36,941)	—	(37,054)	109	—	4
Noninterest income	5,331	—	1,411	2,604	37	1,279
Noninterest expense	23,086	—	20,183	1,735	42	1,126

Net income (loss) before provision for income taxes	(54,696)	—	(55,826)	978	(5)	157
Provision for income tax expense (benefit)	(2,196)	—	(2,601)	352	(2)	55

Net income (loss)	(52,500)	—	(53,225)	626	(3)	102
Net income attributable to non-controlling interest	139	—	139	—	—	—

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$(52,639)	$—	$(53,364)	$626	$(3)	$102

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2011	Total	Elimination	Banking	Mortgage	Investment	Insurance

Net interest income	$36,459	$—	$36,364	$94	$—	$1
Provision for loan losses	36,054	—	36,054	—	—	—

Net interest income after provision for loan losses	405	—	310	94	—	1
Noninterest income	5,508	—	(78)	3,189	136	2,261
Noninterest expense	56,195	—	49,940	4,358	50	1,847

Net income (loss) before provision for income taxes	(50,282)	—	(49,708)	(1,075)	86	415
Provision for income tax expense (benefit)	44	—	245	(376)	30	145

Net income (loss)	(50,326)	—	(49,953)	(699)	56	270
Net income attributable to non-controlling interest	135	—	—	135	—	—

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$(50,461)	$—	$(49,953)	$(834)	$56	$270

Six Months Ended June 30, 2010	Total	Elimination	Banking	Mortgage	Investment	Insurance

Net interest income	$39,630	$—	$39,429	$194	$—	$7
Provision for loan losses	100,251	—	100,251	—	—	—

Net interest income (expense) after provision for loan losses	(60,621)	—	(60,822)	194	—	7
Noninterest income	10,932	—	3,898	4,359	76	2,599
Noninterest expense	44,035	—	38,618	3,071	94	2,252

Net income (loss) before provision for income taxes	(93,724)	—	(95,542)	1,482	(18)	354
Provision for income tax expense (benefit)	(2,134)	—	(2,771)	519	(6)	124

Net income (loss)	(91,590)	—	(92,771)	963	(12)	230
Net income attributable to non-controlling interest	170	—	170	—	—	—

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$(91,760)	$—	$(92,941)	$963	$(12)	$230

NOTE K – FAIR VALUE MEASUREMENTS

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

(i)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at June 30, 2011 and December 31, 2010, and as such, the related fair values have not been estimated.

The estimated fair value (in thousands) of the Company’s financial instruments at June 30, 2011 and December 31, 2010 were as follows.

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and due from banks	$19,637	$19,637	$17,726	$17,726
Overnight funds sold and due from FRB	342,758	342,758	440,844	440,844
Interest-bearing deposits in other banks	21,460	21,460	2,342	2,342
Investment securities available for sale	307,960	307,960	334,237	334,237
Loans held for sale	22,559	22,559	22,499	22,499
Loans, net	1,617,952	1,659,691	1,801,514	1,849,773
Interest receivable	6,729	6,729	7,278	7,278
Bank-owned life insurance	51,130	51,130	50,213	50,213

Liabilities:
Deposits	2,160,652	2,143,959	2,420,161	2,408,466
FHLB borrowings	201,764	209,410	213,353	224,262
Other borrowings	50,153	51,336	49,853	51,762
Interest payable	3,798	3,798	3,644	3,644

Recurring Basis

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities that were elected as well as for certain assets and liabilities in which fair value is the primary basis of accounting. The following tables reflect the fair value (in thousands) of assets and liabilities measured and recognized at fair value on a recurring basis in the consolidated balance sheets at June 30, 2011 and December 31, 2010.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at June 30, 2011 Using
Description	Assets / Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities available for sale:
Agency securities	$71,667	$—	$71,667	$—
Mortgage-backed securities	233,665	—	233,665	—
State and municipal securities	548	—	548	—
Equity securities	2,080	753	—	1,327

Total investment securities available for sale	307,960	753	305,880	1,327

Derivative loan commitments	325	—	—	325
Loans held for sale	22,559	—	22,559	—

		Fair Value Measurements at December 31, 2010 Using
Description	Assets / Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities available for sale:
Agency securities	$88,702	$—	$88,702	$—
Mortgage-backed securities	243,348	—	243,348	—
Equity securities	2,187	769	—	1,418

Total investment securities available for sale	334,237	769	332,050	1,418

Derivative loan commitments	952	—	—	952
Loans held for sale	22,499	—	22,499	—

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows a reconciliation of fair value (in thousands) using significant unobservable inputs for the six months ended June 30, 2011.

	Activity in Fair Value Measurements Six Months Ended June 30, 2011
	Investment Securities Available for Sale			Derivative Loan Commitments	Loans Held for Sale
Description	Level 1	Level 2	Level 3	Level 3	Level 2

Balance, December 31, 2010	$769	$332,050	$1,418	$952	$22,499
Unrealized losses included in:
Earnings	(1)	193	(91)	—	—
Other comprehensive (loss) gain	(15)	5,676	—	—	—
Purchases	—	45,188	—	—	175,284
Sales	—	(27,688)	—	—	(175,224)
Issuances	—	—	—	—	—
Settlements	—	(49,539)	—	(627)	—
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—

Balance, June 30, 2011	$753	$305,880	$1,327	$325	$22,559

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

Derivative Loan Commitments. The Company enters into commitments to originate mortgage loans whereby the interest rate is fixed prior to funding. These commitments, in which the Company intends to sell in the secondary market, are considered freestanding derivatives. These are carried at fair value and are included in other assets at June 30, 2011 and December 31, 2010.

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

To assist in the discounting process, a valuation matrix was developed to provide valuation guidance for collateral dependent loans and foreclosed real estate where it was deemed that an existing appraisal was outdated as to current market conditions. The matrix applies discounts to external appraisals depending on the type of real estate and age

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the appraisal. The discounts are generally specific point estimates; however in some cases, the matrix allows for a small range of values. The discounts were based in part upon externally derived statistical data. The discounts were also based upon management’s knowledge of market conditions and prices of sales of foreclosed real estate. In addition, matrix value adjustments may be made by our independent appraisal group to reflect property value trends within specific markets as well as actual sales data from market transactions and/or foreclosed real estate sales. In the case where an appraisal is greater than two years old for collateral dependent impaired loans and foreclosed real estate, it is the Company’s policy to classify these as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2. The average age of appraisals for Level 3 valuations of collateral dependent loans was 4.6 years as of June 30, 2011. Management periodically reviews the discounts in the matrix as compared to valuations from updated appraisals and modifies the discounts accordingly should updated appraisals reflect valuations significantly different than those derived utilizing the matrix. To date, management believes the appraisal discount matrix has resulted in appropriate adjustments to existing appraisals thereby providing management with reasonable valuations for the collateral underlying the loan portfolio. The following tables represent the carrying amount (in thousands) for impaired loans and adjustments made to fair value during the respective reporting periods.

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at June 30, 2011 Using
Description		Level 1	Level 2	Level 3	Total Losses
Impaired loans	$124,329	$—	$108,280	$16,049	$—

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2010 Using
Description		Level 1	Level 2	Level 3	Total Losses
Impaired loans	$159,741	$—	$133,861	$25,880	$—

Our nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis relate to foreclosed real estate and repossessed assets. The amounts below represent the carrying values (in thousands) for our foreclosed real estate and repossessed assets and impairment adjustments made to fair value during the respective reporting periods.

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at June 30, 2011 Using
Description		Level 1	Level 2	Level 3	Total Losses
Foreclosed real estate and repossessed assets	$68,296	$—	$68,296	$—	$6,769

	Assets / Liabilities Measured at Fair Value	Fair Value Measurements at December 31, 2010 Using
Description		Level 1	Level 2	Level 3	Total Losses
Foreclosed real estate and repossessed assets	$59,423	$—	$59,423	$—	$11,228

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

NOTE L – THE TARP CAPITAL PURCHASE PROGRAM

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

NOTE M – CONTINGENCIES

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

NOTE N – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date and time the financial statements were issued and determined there are no other items to disclose except as follows.

On July 14, 2011, the Company announced that Bank of Hampton Roads has entered into a definitive agreement with The East Carolina Bank, the wholly owned subsidiary of ECB Bancorp, Inc. Under the agreement, The East Carolina Bank will purchase all deposits and selected assets associated with seven branches located in North Carolina.

The Bank and Gateway Insurance Services, Inc. (“Gateway Insurance”), a subsidiary of the Company, entered into an asset purchase agreement with Bankers Insurance, L.L.C. (“Bankers”) on August 1, 2011. Under the agreement, Bankers purchased substantially all of the assets and assumed certain liabilities of Gateway Insurance effective simultaneously with the execution of the agreement. As consideration for the asset sale, the Bank received a cash payment equal to $5.8 million and a 0.45% membership interest in Bankers. The cash payment is subject to a post-closing working capital adjustment.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) contains forward-looking statements that involve risks and uncertainties. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions that may cause our actual results to differ materially from those discussed in the forward-looking statements. This discussion should be read in conjunction with our historical financial statements and related notes thereto and the other disclosures contained elsewhere in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes for the year ended December 31, 2010, which were included in our Form 10-K. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. When or if used in this quarterly report or any Securities and Exchange Commission filings, other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “is estimated,” “is projected,” or similar expressions are intended to identify “forward-looking statements.”

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, we caution you against relying on any of these forward-looking statements.

For a discussion of the risks, uncertainties, and assumptions that could affect these statements and our future events, developments, or results, you should carefully review the risk factors contained in this Form 10-Q and in our 2010 Form 10-K, which are summarized below. Important factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to, the following.

•

We incurred significant losses in 2009, 2010, and through the first six months of 2011. The losses will likely continue for the remainder of 2011, and we can make no assurances as to when we will be profitable;

•

The determination of the appropriate balance of our allowance for loan losses is merely an estimate of the inherent risk of loss in our existing loan portfolio and may prove to be incorrect. If such estimate is proven to be incorrect, and we are required to increase our allowance for loan losses, our results of operations, financial condition, and the value of our Common Stock could be adversely affected;

•	BOHR’s ability to accept brokered deposits is limited, and an inability to maintain our regulatory capital position could adversely affect our operations;

•	We may need to raise additional capital that may not be available on terms acceptable to us or at all;

•	The formal investigation by the Securities and Exchange Commission may result in penalties, sanctions, or restatement of previously issued financial statements;

•

The Company has received a grand jury subpoena from the United States Department of Justice, Criminal Division (“DOJ”) and, although the Company has been advised that it is not a target at this time and the Company does not believe it will become a target, there can be no assurances as to the timing or eventual outcome of the related investigation;

•

Current and future increases in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums would decrease our earnings. In addition, FDIC insurance assessments will likely increase from the prior inability to maintain a well-capitalized status, which would further decrease earnings;

•

We have entered into a Written Agreement with the Federal Reserve Bank of Richmond and the Virginia Bureau of Financial Institutions, which, subject to significant restrictions, requires us to designate a significant amount of resources to complying with the agreement and may have a material adverse effect on our operations and the value of our securities;

•	We have had and may continue to have large numbers of problem loans and difficulties with our loan administration, which could increase our losses related to loans;

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

We may not be able to consummate or realize the anticipated benefits from our previously announced sale of branches, which could have a material adverse affect on our result of operations or financial condition;

•	Governmental regulation and regulatory actions against us may impair our operations or restrict our growth;

•

If the value of real estate in the markets we serve were to further decline materially, a significant portion of our loan portfolio could become further under-collateralized, which could have a material adverse effect on us;

•	Our commercial real estate and equity line lending may expose us to a greater risk of loss and hurt our earnings and profitability;

•	A significant amount of our loan portfolio contains loans used to finance construction and land development, and these types of loans subject our loan portfolio to a higher degree of credit risk;

•	Our lending on vacant loan may expose us to a greater risk of loss and may have an adverse effect on results of operations;

•	Difficult market conditions have adversely affected our industry;

•

We are not paying dividends on our Common Stock and currently are prevented from doing so. The failure to resume paying dividends on our Common Stock may adversely affect the value of our Common Stock;

•	Sales of large amounts of our Common Stock or the perception that sales could occur may depress our stock price;

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

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Throughout the first six months of 2011, economic conditions in the markets in which our borrowers operate remained depressed; however, the levels of loan delinquencies and defaults that we experienced began to stabilize. The Company reported a net loss for the six-month period ended June 30, 2011, primarily as a result of a significant provision for loan losses, the impact of nonaccrual loans on interest income, losses on foreclosed real estate and repossessed assets, other expenses related to the resolution of problem loans, and a one-time adjustment to our FDIC insurance expense. Additionally, the Company continues to record a valuation allowance on its deferred tax assets. As of June 30, 2011, the Company exceeded the regulatory capital minimums, and BOHR and Shore were both considered “well capitalized” under the risk-based capital standards.

Our primary source of revenue is net interest income earned by our bank subsidiaries. Net interest income represents interest and fees earned from lending and investment activities, less the interest paid on deposits and borrowings. Net interest income may be impacted by variations in the volume and mix of interest-earning assets and interest-bearing liabilities, changes in the yields earned and the rates paid, level of non-performing interest-earning assets, and the levels of noninterest-bearing liabilities available to support earning assets. Our net interest income during the first six months of 2011 was negatively impacted by high levels of non-performing loans. In addition to net interest income, noninterest income is another important source of revenue. Noninterest income is derived primarily from service charges on deposits and fees earned from bank services. Fees earned from investment, mortgage, and insurance activities also represent a significant component of noninterest income. Other factors that impact net income are the provision for loan losses and noninterest expense.

The following is a summary of our financial condition as of June 30, 2011 and our financial performance for the three and six month periods then ended.

•

Assets were $2.6 billion. They decreased by $302.8 million or 10% during the first six months of 2011. This was primarily the result of a decrease in net loans of $183.6 million or 10% and overnight funds sold and due from the FRB of $98.1 million or 22%.

•

Investment securities available for sale decreased $26.3 million to $308.0 million during the first six months of 2011. The decrease was primarily a result of calls on agency securities and pay downs on mortgage-backed securities that were called by the issuers.

•

Loans decreased by $246.2 million or 13% during the six months ended June 30, 2011 as loan paydowns and charge-offs exceeded the volume of new originations. New loan activity continues to be low as a result of our tighter underwriting criteria and economic conditions in our markets.

•

Allowance for loan losses at June 30, 2011 decreased $62.7 million to $94.6 million from $157.3 million at December 31, 2010 as net charge-offs, primarily on credits with specific revenues, exceeded the provision.

•

Deposits decreased $259.5 million or 11% as a result of decreases in interest-bearing demand accounts of $120.2 million and time deposits over $100 thousand of $143.3 million. Declines in deposits resulted from the Company’s strategy of reducing interest rates in an effort to improve earnings and reduce excess liquidity.

•

Net loss available to common shareholders for the three and six months ended June 30, 2011 was $18.8 million or $0.56 per common diluted share and $50.5 million or $1.51 per common diluted share, respectively, as compared with net loss available to common shareholders of $54.1 million or $61.01 per common diluted share and $94.6 million or $106.70 per common diluted share for the three and six months, respectively, ended June 30, 2010. This net loss was primarily attributable to provisions for loan losses, losses on foreclosed real estate and repossessed assets, and other expenses necessary for resolving problem loans.

•

Net interest income increased $538 thousand and decreased $3.2 million for the three and six months, respectively ended June 30, 2011 as compared to the same period in 2010. This was primarily the result of changes in net interest margins and levels of interest-earning assets during those time periods.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Provision for loan losses for the three and six months ended June 30, 2011 was $18.2 million and $36.5 million, respectively, a 73% and 64% decrease over the comparable period in 2010. The decrease was due to a reduction in newly identified problem loans and continuing declines in loans outstanding.

•

Noninterest income for the three and six months ended June 30, 2011 was $3.4 million and $5.5 million, respectively, a 37% and 50% decrease over the comparable period in 2010. This was primarily the result of increased losses on foreclosed real estate and repossessed assets and a decrease in mortgage banking revenue.

•

Noninterest expense was $25.6 million and $56.2 million for the three and six months, respectively, ended June 30, 2011, which was an increase of 11% and 28% over the comparable period for 2010, primarily due to a true-up of our FDIC insurance expense in the first quarter of 2011 and increases in salary and employee benefit costs and professional and consultant fees.

•

Our effective tax rate decreased to (0.09)% for the six months ended June 30, 2011 compared to 2.28% for the comparable period in 2010. These rates differ from the statutory rate due to the valuation allowance against the Company’s deferred tax assets.

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

Material Trends and Uncertainties

Currently, the U.S. economy has emerged and appears to be slowly recovering from one of its longest and most severe economic recessions in recent history. It is not clear at this time how quickly the economy will recover and whether regulatory and legislative efforts to stimulate job growth and spending will be successful. In addition, the U.S. housing market continues to struggle with excess inventory and the effects of home price depreciation.

We experienced a significant deterioration in credit quality throughout 2009 and 2010. Problem loans and non-performing assets rose and led us to significantly increase the allowance for loan losses in those years. Due to a reduction in newly identified problem loans and continuing declines in loans outstanding, we decreased the provision for loan losses to $36.1 million in the first six months of 2011 compared to $100.3 million for the first six months of 2010. In light of continued economic weakness, problem credits may continue to rise and significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant credit costs throughout 2011, which would continue to adversely impact our financial condition, our results of operations, and the value of our common stock.

Our net interest margin and net interest income declined during the first six months of 2011 compared to the same time period in 2010 as a result of our reduced levels of performing assets and the related reduction of interest income. Our net interest margin decreased to 3.08% for the six months ended June 30, 2011 compared to 3.16% for the six months ended June 30, 2010, and our net interest income decreased $3.2 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. Conversely, during the three month period ended June 30, 2011 compared to the same period in 2010, our net interest margin improved to 3.20% versus 2.84% due to reductions in the interest rates paid on interest-bearing liabilities. This improvement in net interest margin caused a $538 thousand increase in net interest income in the second quarter of 2011 compared to the second quarter of 2010.

The Company determined that a valuation allowance on its deferred tax asset should be recognized beginning December 31, 2009 because it is uncertain whether it will realize this asset. Internal Revenue Code Section 382 (“Section 382”) limitations related to the capital raised and resulting change in control for tax purposes during the third and fourth quarters of 2010 add further uncertainty to the realizability of the deferred tax assets in future periods.

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

Recent Developments

As disclosed in the Company’s current report on Form 8-K filed on August 2, 2011, the Bank and Gateway Insurance Services, Inc. (“Gateway Insurance”), a subsidiary of the Company, entered into an asset purchase agreement with Bankers Insurance, L.L.C. (“Bankers”) on August 1, 2011. Under the agreement, Bankers purchased substantially all of the assets and assumed certain liabilities of Gateway Insurance effective simultaneously with the execution of the agreement. As consideration for the asset sale, the Bank received a cash payment equal to $5.8 million and a 0.45% membership interest in Bankers. The cash payment is subject to a post-closing working capital adjustment.

ANALYSIS OF RESULTS OF OPERATIONS

Overview. Our net loss available to common shareholders for the three and six months ended June 30, 2011 was $18.8 million and $50.5 million, respectively, as compared with net loss available to common shareholders of $54.1 million and $94.6 million for the three and six months, respectively, ended June 30, 2010. The loss available to common shareholders for the six months ended June 30, 2011 was driven primarily by provision for loan losses expense of $36.1 million necessary to maintain the allowance for loan losses at a level necessary to cover expected losses inherent in the loan portfolio. Diluted loss per common share for the six months ended June 30, 2011 was $1.51, an improvement of $105.19 over the diluted loss per common share of $106.70 for the six months ended June 30, 2010. The large fluctuation in diluted earnings per share is due to the issuance of common shares in connection with the Company’s recapitalization in late 2010.

Net Interest Income. Net interest income, a major component of our earnings, is the difference between the income generated by interest-earning assets reduced by the cost of interest-bearing liabilities. It is impacted by the market interest rates (rate) and the mix and volume of earning assets and interest-bearing liabilities (volume). Net interest income for the six months ended June 30, 2011 was $36.5 million, a decrease of $3.2 million from the six months ended June 30, 2010. The decrease in net interest income was primarily the result of a decrease in interest income from loans of $12.5 million partially offset by the decrease in interest expense on deposits of $7.3 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The net interest margin, which is calculated by expressing annualized net interest income as a percentage of average interest-earning assets, is an indicator of effectiveness in generating income from earning assets. Our net interest margin decreased to 3.08% for the six months ended June 30, 2011 from 3.16% during the first six months of 2010. The decline in net interest margin from prior periods is due primarily to increased levels of nonaccrual loans and an overall reduction in the amount of loans outstanding.

Our interest-earning assets consist of loans, investment securities, overnight funds sold and due from FRB, and interest-bearing deposits in other banks. Interest income on loans, including fees, decreased $4.8 million and $12.5 million to $23.4 million and $48.0 million for the three and six months, respectively, ended June 30, 2011, as compared to the same time period during 2010. This decrease was predominantly a result of a decrease in average loan balance. Interest income on investment securities increased $974 thousand and $1.7 million for the three and six months, respectively, ended June 30, 2011 compared to the same time period during 2010. Interest income on overnight funds sold and due from FRB increased $37 thousand and $138 thousand for the three and six months, respectively, ended June 30, 2011 compared to the same time period during 2010.

Our interest-bearing liabilities consist of deposit accounts and borrowings. Interest expense on deposits decreased $4.1 million and $7.3 million to $6.0 million and $12.9 million for the three and six months, respectively, ended June 30, 2011 compared to the same time period during 2010. This decrease resulted from a $272.0 million decrease in average interest-bearing deposits and a 49-basis point decrease in the average interest rate paid on deposits for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The decrease in average deposit rates resulted from repricing actions taken since the latter part of 2010. A reduction in the average rate paid on interest-bearing demand deposits to 0.67% for the first six months of 2011 from 1.65% for the first six months of 2010 contributed significantly toward the decrease in overall deposit rates. Interest expense on borrowings, which consisted of FHLB borrowings and other borrowings decreased $152 thousand and $135 thousand for the three and

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

six months, respectively, ended June 30, 2011 compared to the same time periods during 2010. The 9-basis point increase in the average interest rate paid on borrowings partially offset by the $272.0 million decrease in the six month average borrowings produced this result.

The tables below represents the average interest-earning assets and average interest-bearing liabilities (in thousands), the average yields earned on such assets and rates paid on such liabilities, and the net interest margin for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010			2011 Compared to 2010
	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Interest Income/ Expense Variance	Variance Attributable to
								Rate	Volume
Assets:
Interest-earning assets
Loans	$1,606,211	$93,917	5.85%	$2,005,022	$112,981	5.63%	$(19,064)	$4,120	$(23,184)
Investment securities	365,839	10,743	2.94%	204,998	6,838	3.34%	3,905	(903)	4,808
Interest-bearing deposits in other banks	7,380	2	0.02%	54,877	133	0.24%	(131)	(67)	(64)
Overnight funds sold and due from FRB	303,626	761	0.25%	236,675	477	0.20%	284	132	152

Total interest-earning assets	2,283,056	105,423	4.62%	2,501,572	120,429	4.81%	(15,006)	3,282	(18,288)
Noninterest-earning assets	341,754			503,058

Total assets	$2,624,810			$3,004,630

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$626,300	$4,011	0.64%	$918,835	$15,501	1.69%	(11,490)	(7,593)	(3,897)
Savings deposits	66,836	136	0.20%	77,812	502	0.64%	(366)	(303)	(63)
Time deposits	1,263,688	20,118	1.59%	1,304,485	24,816	1.90%	(4,698)	(3,942)	(756)

Total interest-bearing deposits	1,956,824	24,265	1.24%	2,301,132	40,819	1.77%	(16,554)	(11,838)	(4,716)
Borrowings	255,350	8,017	3.14%	274,946	8,626	3.14%	(609)	7	(616)

Total interest-bearing liabilities	2,212,174	32,282	1.46%	2,576,078	49,445	1.92%	(17,163)	(11,831)	(5,332)
Noninterest-bearing liabilities
Demand deposits	232,598			249,272
Other liabilities	23,200			22,350

Total noninterest-bearing liabilities	255,798			271,622

Total liabilities	2,467,972			2,847,700
Shareholders’ equity	156,838			156,930

Total liabilities and shareholders’ equity	$2,624,810			$3,004,630

Net interest income		$73,141			$70,984

Net interest spread			3.16%			2.89%
Net interest margin			3.20%			2.84%

Note: Interest income from loans included fees of $165 at June 30, 2011 and $57 at June 30, 2010. Average nonaccrual loans of $179,736 and $269,284 are excluded from average loans at June 30, 2011 and June 30, 2010, respectively. The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute amounts of change in each.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010			2011 Compared to 2010
	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Interest Income/ Expense Variance	Variance Attributable to
								Rate	Volume
Assets:
Interest-earning assets
Loans	$1,676,411	$96,702	5.77%	$2,051,213	$121,846	5.94%	$(25,144)	$(3,746)	$(21,398)
Investment securities	366,189	10,278	2.81%	205,652	6,901	3.36%	3,377	(1,281)	4,658
Interest-bearing deposits in other banks	2,066	3	0.17%	51,546	125	0.24%	(122)	(30)	(92)
Overnight funds sold and due from FRB	344,072	836	0.24%	217,915	431	0.20%	405	115	290

Total interest-earning assets	2,388,738	107,819	4.51%	2,526,326	129,303	5.12%	(21,484)	(4,942)	(16,542)
Noninterest-earning assets	328,509			498,026

Total assets	$2,717,247			$3,024,352

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$655,309	$4,366	0.67%	$936,787	$15,459	1.65%	(11,093)	(7,375)	(3,718)
Savings deposits	66,624	153	0.23%	79,010	513	0.65%	(360)	(290)	(70)
Time deposits	1,316,449	21,591	1.64%	1,294,584	24,955	1.93%	(3,364)	(3,779)	415

Total interest-bearing deposits	2,038,382	26,110	1.28%	2,310,381	40,927	1.77%	(14,817)	(11,444)	(3,373)
Borrowings	259,100	8,187	3.16%	275,913	8,459	3.07%	(272)	254	(526)

Total interest-bearing liabilities	2,297,482	34,297	1.49%	2,586,294	49,386	1.91%	(15,089)	(11,190)	(3,899)
Noninterest-bearing liabilities
Demand deposits	226,622			243,144
Other liabilities	22,964			21,720

Total noninterest-bearing liabilities	249,586			264,864

Total liabilities	2,547,068			2,851,158
Shareholders’ equity	170,179			173,194

Total liabilities and shareholders’ equity	$2,717,247			$3,024,352

Net interest income		$73,522			$79,917

Net interest spread			3.02%			3.21%
Net interest margin			3.08%			3.16%

Note: Interest income from loans included fees of $319 at June 30, 2011 and $363 at June 30, 2010. Average nonaccrual loans of $179,736 and $319,673 are excluded from average loans at June 30, 2011 and June 30, 2010, respectively. The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute amounts of change in each.

Noninterest Income. For the quarter ended June 30, 2011, total noninterest income was $3.4 million, a decrease of $1.9 million or 37% as compared to the second quarter of 2010. Noninterest income comprised 16% of total revenue, defined as net interest income plus noninterest income, for the second quarter of 2011 and 23% for the second quarter of 2010. For the six months ended June 30, 2011, we reported total noninterest income of $5.5 million, a $5.4 million or 50% decrease over the same period in 2010. The following table provides a summary of noninterest income (in thousands) for the three and six months ended June 30, 2011 and 2010.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Service charges on deposit accounts	$1,529	$1,755	$2,975	$3,420
Mortgage banking revenue	1,939	2,604	3,189	4,359
Gain on sale of investment securities	192	390	192	469
Gain (loss) on sale of premises and equipment	(42)	18	(42)	43
Losses on foreclosed real estate	(3,087)	(2,476)	(6,769)	(3,214)
Other-than-temporary impairment of securities	(91)	—	(91)	(44)
Insurance revenue	1,108	1,279	2,261	2,599
Brokerage revenue	66	79	136	153
Income from bank-owned life insurance	437	424	918	824
Visa check card income	593	590	1,123	1,019
ATM surcharge and network fees	214	99	413	185
Other	524	569	1,203	1,119

Total noninterest income	$3,383	$5,331	$5,508	$10,932

Service charges on deposit accounts decreased $226 thousand and $445 thousand to $1.5 million and $3.0 million for the first three and six months, respectively, of 2011 compared to the same period in 2010 due to reduced overdraft activity along with a change in policy reducing the number of overdraft charges a customer can incur on any given day. Mortgage banking revenue, which is primarily the income associated with originating and selling first lien residential real estate loans, decreased to $1.9 million and $3.2 million in the three and six month periods, respectively, ended June 30, 2011 compared to $2.6 million and $4.4 million in the prior year periods due to decreased loan origination activity. We generated gains of $192 thousand and $192 thousand on sales of investment securities during the first three and six months, respectively, of 2011 compared to $390 thousand and $469 thousand for comparative 2010. The deteriorating economy during the past few years caused losses on foreclosed real estate. Losses on foreclosed real estate for the first three and six months of 2011 were $3.1 million and $6.8 million, respectively, compared to $2.5 million and $3.2 million for the first three and six months, respectively, of 2010 and were included as a reduction to noninterest income.

Noninterest Expense. Noninterest expense represents our operating and overhead expenses. Total noninterest expense increased $2.5 million and $12.2 million or 11% and 28% for the three and six months, respectively, ended June 30, 2011 compared to the three and six months, respectively, ended June 30, 2010. The efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income excluding securities gains was 119% and 135% for the first three and six months of 2011 compared to 102% and 88% for the first three and six months of 2010. The following table provides a summary of total noninterest expense (in thousands) for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Salaries and employee benefits	$11,257	$10,955	$23,612	$20,705
Occupancy	2,936	2,150	5,262	4,448
Professional and consultant fees	2,586	1,227	4,771	2,543
FDIC insurance	1,856	1,169	8,565	2,225
Data processing	1,199	1,169	2,206	2,649
Problem loan and repossessed asset costs	1,136	1,390	2,552	2,003
Equipment	843	932	1,649	2,023
Other	3,740	4,094	7,578	7,439

Total noninterest expense	$25,553	$23,086	$56,195	$44,035

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Salaries and employee benefits expense in the first three and six months of 2011 increased $302 thousand and $2.9 million, respectively, compared to the same periods in 2010 and was impacted by increases in mortgage banking personnel. Occupancy expense increased $786 thousand and $814 thousand for the first three and six months, respectively, of 2011 compared to comparative 2010 due to lease termination expenses associated with the planned closure of select branches during 2011. For the first three and six months of 2011, professional and consultant fees were $2.6 million and $4.8 million, respectively, compared to $1.2 million and $2.5 million, respectively, for comparative 2010. Professional and consultant fees increased primarily due to legal and consultant fees associated with loan collection activities and legal fees associated with the DOJ and SEC investigations. FDIC insurance was $1.9 million and $8.6 million for the three and six months, respectively, ended June 30, 2011 as compared with $1.2 million and $2.2 million, respectively, for the same period in 2010; the first quarter of 2011 included a one-time adjustment to assessment expense of $5.4 million. Data processing expense increased $30 thousand and decreased $443 thousand for the first three and six months, respectively, of 2011 compared to the first three and six months of 2010 due to renegotiations on certain data processing contracts. Problem loan and repossessed asset costs decreased $254 thousand and increased $549 thousand for the first three and six months, respectively, of 2011 compared to the same period during 2010. Equipment expense decreased $89 thousand and $374 thousand to $843 thousand and $1.6 million for the three and six months, respectively, ended June 30, 2011 as compared to the same period in 2010 due to a reduction in bank-owned vehicles and other cost reduction initiatives.

Income Tax Provision. Income tax expense for the first half of 2011 was $44 thousand as no additional tax benefits were recognized as a result of the Company’s losses. Management assesses the realizability of the deferred tax asset on a quarterly basis, considering both positive and negative evidence in determining whether it is more likely than not that some portion or all of the net deferred tax asset including its net operating loss carryforward would not be realized. A valuation allowance for the entire net deferred tax asset has been established. Section 382 limitations related to the Company’s recapitalization during the quarter ended September 30, 2010 add further uncertainty to the realizability of the deferred tax assets in future periods.

ANALYSIS OF FINANCIAL CONDITION

Cash and Cash Equivalents. Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB. Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity. Cash and cash equivalents as of June 30, 2011 were $383.9 million compared to $460.9 million at December 31, 2010 and consisted mainly of deposits with the FRB.

Because the Company has raised a lot of cash in recent quarters, it is in a highly liquid position. The Company does not expect to continue to retain an equally high level of cash on hand in the future as we return our focus to core community banking by making choices to sell branches, and, as a result, we anticipate that our capital ratios will improve unless other factors outweigh our anticipated treatment of cash and cash equivalents.

Securities. Our investment portfolio consists primarily of available-for-sale U.S. Agency and mortgage-backed securities. Our available-for-sale securities are reported at estimated fair value. They are used primarily for liquidity, earnings, and asset/liability management purposes and are reviewed quarterly for possible impairment. At June 30, 2011, the estimated fair value of our available-for-sale investment securities was $308.0 million, a decrease of $26.3 million or 8% from $334.2 million at December 31, 2010.

Loan Portfolio. Our loan portfolio is comprised of commercial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment loans to individuals. Lending decisions are based upon an evaluation of the capacity to repay, financial strength, and credit history of the borrower, the quality and value of the collateral securing each loan, and the financial strength of underlying guarantors. With few exceptions, personal guarantees are required on loans. Our loan portfolio decreased $246.2 million or 13% to $1.7 billion as of June 30, 2011 compared to $2.0 billion as of December 31, 2010. This decrease is a result of decreased demand for loans from credit worthy customers. Commercial loans decreased 12% to 268.1 million at June 30, 2011 compared with $304.6 million at December 31, 2010. Construction loans decreased 25% to $354.2 million at June 30, 2011 as compared to $475.3 million at December 31, 2010, thus lowering the concentration of construction loans to 21% of the total loan portfolio at June 30, 2011 compared with 24% at December 31, 2010. Real estate commercial mortgages decreased 7% to $610.1 million at June 30, 2011 compared to $659.0 million at December 31, 2010. Real estate residential mortgages decreased 8% to $448.5 million at June 30, 2011 as compared with $487.6 million at December 31, 2010. Installment loans to individuals decreased 3% to $31.9 million at June 30, 2011 compared with $32.7 million at December 31, 2010.

Within the construction segment of the loan portfolio as of June 30, 2011, the Company has exposure on $42.1 million of loans in which interest payments are satisfied through the use of a reserve that was funded by the banks upon origination and represents a portion of the borrower’s total obligation to the banks. In the instance of

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

commercial construction, ultimate repayment is dependent upon stabilization of the funded project; whereas, in residential development, the Company is assigned a certain percentage of each sale to retire a commensurate portion of the outstanding debt. Each interest reserve transaction is monitored by the account officer, a senior credit officer, and credit administration to verify the continuation of project viability as it relates to the remaining interest reserve and additional financial capacity of the project sponsor. In certain instances, where either or both criteria have been deemed unsatisfactory, the borrower’s access to any remaining interest reserve has been curtailed on at least a temporary basis until the Company’s special assets department has been engaged to further evaluate possible resolutions.

Loans to finance construction and land development tend to be riskier because they are dependent on the accuracy of the initial estimate of the property’s value at completion of construction, the marketability of the property, and the bid price and estimated cost of construction. Therefore, we are focusing our attention on making less construction loans and placing more focus on loans that are less risky. Although we are no longer making new loans to finance construction and land development, we have a high concentration of construction and commercial real estate loans. Construction loans have been made to individuals and businesses for the purpose of construction of single family residential properties, multi-family properties, and commercial projects such as the development of residential neighborhoods and commercial office parks. Risk is reduced on these loans by limiting lending for speculative building of both residential and commercial properties based upon the borrower’s history with us, financial strength, and the loan-to-value ratio of such speculative property. We generally require new and renewed variable-rate commercial loans to have interest rate floors.

Two of our branches, Greenbrier and Hilltop, hold more than 10% of our outstanding loans. A catastrophic event in either of these locations may have a noticeable effect on our financial performance. Additionally, the Company has a high concentration of loans secured by residential properties and residential lots.

Allowance for Loan Losses. The purpose of the allowance for loan losses is to provide for probable losses inherent in our loan portfolio. Management regularly reviews the loan portfolio to determine whether adjustments are necessary to maintain an allowance for loan losses sufficient to absorb losses known and inherent in the portfolio. Our review takes into consideration changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and review of current economic conditions that may affect the borrower’s ability to repay. Some of the tools used in the credit review process to identify potential problem loans include past due reports, collateral valuations, cash flow analyses of borrowers, and risk rating of loans. In addition to the review of credit quality through ongoing credit review processes, we construct a comprehensive allowance analysis for our loan portfolio at least quarterly. This analysis includes specific allowances for individual loans, general allowance for loan pools that factor in our historical loan loss experience, loan portfolio growth and trends, economic conditions, and unallocated allowances predicated upon both internal and external factors.

The allowance for loan losses was $94.6 million or 5.52% of outstanding loans as of June 30, 2011 compared with $157.3 million or 8.03% of outstanding loans as of December 31, 2010. Pooled loan allocations decreased to $46.6 million at June 30, 2011 from $58.6 million at December 31, 2010 primarily due to decreases in the overall loan portfolio. Allowance coverage for the non-impaired portfolio is determined using a methodology that incorporates historical loss rates and risk ratings by loan category. Loss rates are based on a three-year weighted average with recent period loss rates weighted more heavily. We then apply an adjustment factor to each loss rate based on assessments of loss trends, collateral values, and economic and business influences impacting expected losses. Specific loan allocations decreased to $40.4 million at June 30, 2011 from $89.8 million at December 31, 2010. Specific loan allocations decreased due to the $100.8 million in problem loans charged off during the first half of 2011. Unallocated allowances decreased to $7.6 million at June 30, 2011 from $8.8 million at December 31, 2010. Several factors contributed to the decrease in unallocated allowances including the improving economy, less risk grade migration within our portfolio, decreasing non-performing loans and charge-off volume, and the continuing contraction of our total loan portfolio. The following table provides a breakdown of the allowance for loan losses and other related information (in thousands) at June 30, 2011 and December 31, 2010.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	June 30, 2011	December 31, 2010
Allowance for loan losses:
Pooled component	$46,574	$58,623
Specific component	40,394	89,838
Unallocated component	7,627	8,792

Total	$94,595	$157,253

Impaired loans	$282,074	$356,876
Non-impaired loans	1,430,473	1,601,891

Total loans	$1,712,547	$1,958,767

Pooled component as % of non-impaired loans	3.26%	3.66%
Specific component as % of impaired loans	14.32%	25.17%

Allowance as % of loans	5.52%	8.03%
Allowance as % of nonaccrual loans	52.63%	61.43%

The specific allowance for loan losses necessary for impaired loans is based on a loan-by-loan analysis and varies between impaired loans largely due to the fair value of collateral. Additionally, pooled loan allocations vary depending on a number of assumptions and trends. As a result, the ratio of allowance for loan losses to nonaccrual loans is not sufficient for measuring the adequacy of the allowance for loan losses.

Credit losses are an inherent part of our business, and although we believe the methodologies for determining the allowance for loan losses and the current level of allowance are adequate, it is possible that there may be unidentified losses in the portfolio at any particular time that may become evident at a future date pursuant to additional internal analysis or regulatory comment. Additional provisions for such losses, if necessary, would negatively impact earnings. As a result, our earnings could be adversely affected if our estimate of an adequate allowance is inaccurate. The following ratios are used by management in assessing the adequacy of the allowance for loan losses at June 30, 2011 and December 31, 2010.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	June 30, 2011	December 31, 2010
Non-performing loans for which full loss has been charged off to total loans	3.98%	2.60%
Non-performing loans for which full loss has been charged off to non-performing loans	37.95%	19.91%
Charge off rate for non-performing loans for which the full loss has been charged off	60.28%	48.08%
Coverage ratio net of non-performing loans for which the full loss has been charged off	84.81%	76.70%
Total allowance divided by total loans less non-performing loans for which the full loss has been charged off	5.75%	8.24%
Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	24.52%	36.00%

A loan is considered impaired when it is probable that all amounts due will not be collected according to the contractual terms. Subsequent recoveries, if any, are credited to the allowance. Impairment is evaluated in the aggregate for smaller balance loans of similar nature and on an individual loan basis for other loans. If a loan is considered impaired, it is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Total impaired loans were $282.1 million at June 30, 2011, a decrease of $74.8 million or 21% from December 31, 2010. Of these loans, $179.7 million were on nonaccrual status at June 30, 2011.

Net charge-offs were $98.7 million for the six months ended June 30, 2011 as compared with $59.7 million for the six months ended June 30, 2010. Net charge-offs in the construction category account for $64.9 million or 66% of these charge-offs. As previously stated, construction loans tend to be riskier than other categories. Based on this information, we are decreasing our presence in this type of loan. Charge-offs in the other loan categories are consistent with prior periods. Net charge-offs were $12.5 million for commercial and industrial, $10.7 million for commercial mortgage, $9.6 million for residential mortgage, and $1.0 million for installment loans at June 30, 2011.

Deposits. Deposits are the primary source of funds for use in lending and general business purposes. Our balance sheet growth is largely determined by the availability of deposits in our markets and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at June 30, 2011 decreased $260.0 million or 11% to $2.2 billion as compared with December 31, 2010. Total brokered deposits were $159.8 million or 7% of deposits at June 30, 2011, which was an increase of $23.0 million from the total brokered deposits of $136.8 million or 6% of deposits at December 31, 2010. Although BOHR may accept new brokered deposits up to the level at which it was at the time of the Written Agreement, BOHR is prohibited from accepting new brokered deposits beyond that point. Interest-bearing demand deposits included $18.2 million brokered money market funds at June 30, 2011, which was $700 thousand lower than the $18.9 million balance of brokered money market funds outstanding at December 31, 2010. Brokered CDs represented $141.6 million, which was an increase of $23.7 million over the $117.9 million of brokered CDs outstanding at December 31, 2010.

Changes in the deposit categories include an increase of $14.7 million in noninterest-bearing demand deposits, a decrease of $120.2 million or 17% in interest-bearing demand deposits, and an increase of $181 thousand in savings accounts from December 31, 2010 to June 30, 2011. Total time deposits under $100 thousand decreased $10.9 million from $703.0 million at December 31, 2010 to $692.1 million at June 30, 2011. Time deposits over $100 thousand decreased $143.3 million from $701.3 million at December 31, 2010 to $558.0 million at June 30, 2011 primarily due to lower rates offered on certificates of deposit resulting in run-off as maturity dates were reached. Going forward, management intends to focus on core deposit growth.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Borrowings. We use short-term and long-term borrowings from various sources including the FHLB, funds purchased from correspondent banks, reverse repurchase agreements, and trust preferred securities. We manage the level of our borrowings to ensure that we have adequate sources of liquidity. Our FHLB borrowings on June 30, 2011 were $201.8 million compared to $213.4 million at December 31, 2010.

Liquidity Management. Liquidity is managed in an effort to provide continuous access to sufficient, reasonably priced funds. Funding requirements are impacted by loan originations and refinancing, deposit growth, liability issuances and settlements, and off-balance sheet funding commitments. We consider and comply with various regulatory guidelines regarding required liquidity levels and periodically monitor our liquidity position in light of the changing economic environment and customer activity. Based on periodic liquidity assessments, we may alter our asset, liability, and off-balance sheet positions. The asset/liability committee monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. This process, combined with our ability to raise funds in money and capital markets and through private placements, provides flexibility in managing the exposure to liquidity risk.

In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. We have immediate liquid resources in cash, interest-bearing deposits, and overnight funds sold. The potential sources of short-term liquidity include interest-bearing deposits as well as the ability to sell certain assets including available-for-sale investment securities. Short-term liquidity is further enhanced by our ability to sell loans in the secondary market and to secure borrowings from the FRB and FHLB. Short-term liquidity is also generated from securities sold under agreements to repurchase, funds purchased, and short-term borrowings. Deposits have historically provided us with a long-term source of stable and relatively lower cost source of funding. Additional funding is available through the issuance of long-term debt.

We continued to maintain a strong liquidity position during the first half of 2011. Cash and cash equivalents were $383.9 million and available-for-sale investment securities were $308.0 million as of June 30, 2011. At June 30, 2011, the amount of funds we have available from the FRB and FHLB were $61.7 million and $237.2 million, respectively.

The Company has agreements in place to sell certain branches and related deposits to third-party buyers. These deposit sales are expected to close some time in the second half of 2011. The Company believes it maintains sufficient liquidity and has access to other sources of liquidity as necessary to support the closing of these deposit sales. At June 30, 2011, total deposits in the branches subject to sale were $305.7 million.

Capital Resources. The Company and the Banks are subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. Tier I capital is comprised of shareholders’ equity, net of unrealized gains or losses on available-for-sale securities, less intangible assets, while total risk-based capital adds certain debt instruments and qualifying allowances for loan losses. As of June 30, 2011, our consolidated regulatory capital ratios are Tier 1 Leverage Ratio of 6.71%, Tier 1 Risk-Based Capital Ratio of 9.73%, and Total Risk-Based Capital of 11.03%. As of June 30, 2011, the Company exceeded the regulatory capital minimums, and BOHR and Shore were both considered “well capitalized” under the risk-based capital standards. There have been no conditions or events since June 30, 2011 that management believes have changed either the Company’s or the Bank’s capital classifications.

Total shareholders’ equity decreased $29.1 million or 15% to $161.6 million at June 30, 2011 compared to $190.8 million at December 31, 2010.

During the quarter ended June 30, 2011, the Company sold a total of 1,169,789 shares of Common Stock in a series of sales made in an “at-the-market” offering that opened June 15, 2011 and concluded June 28, 2011. The placement agent for this offering, Sandler O’Neill + Partners, L.P., received $250 thousand in commission on the sales. The Company’s net proceeds from the “at-the-market” offering were $15.5 million.

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

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest payable under the Trust Preferred Securities continues to accrue during the deferral period and interest on the deferred interest also accrues, both of which must be paid at the end of the deferral period and totaled $2.1 million at June 30, 2011. Prior to the expiration of the deferral period, the Company has the right to further defer interest payments, provided that no deferral period, together with all prior deferrals, exceeds 20 consecutive quarters and that no event of default (as defined by the terms of the applicable Trust Preferred Securities) has occurred and is continuing at the time of the deferral. The Company was not in default with respect to the terms of the Trust Preferred Securities at the time the quarterly payments were deferred and such deferrals did not cause an event of default under the terms of the Trust Preferred Securities.

Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet our customers’ financing needs. For more information on our off-balance sheet arrangements, see Note 15, Financial Instruments with Off-Balance-Sheet Risk, of the Notes to Consolidated Financial Statements contained in the 2010 Form 10-K.

Contractual Obligations. We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products and services from unaffiliated parties. Our contractual obligations consist of time deposits, borrowings, and operating lease obligations. There have not been any material changes in our contractual obligations from those disclosed in the 2010 Form 10-K.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

USE OF NON-GAAP FINANCIAL MEASURES

The ratios “book value per common share-tangible,” “shareholders’ equity-tangible,” and “common shareholders’ equity-tangible” are non-GAAP financial measures. The Company believes these measurements are useful for investors, regulators, management, and others to evaluate capital adequacy and to compare against other financial institutions. The following is a reconciliation of these non-GAAP financial measures with financial measures defined by GAAP.

	June 30, 2011	December 31, 2010

Shareholders’ equity	$161,646	$190,795
Less: intangible assets	9,884	10,858

Shareholders’ equity - tangible	$151,762	$179,937

Common shareholders’ equity	$161,646	$190,795
Less: intangible assets	9,884	10,858

Common shareholders’ equity - tangible	$151,762	$179,937

Shareholders’ equity (average)	$170,179	$189,639
Less: intangible assets (average)	10,390	12,640

Shareholders’ equity - tangible (average)	$159,789	$176,999

Common shareholders’ equity (average)	$170,179	$54,536
Less: intangible assets (average)	10,390	12,640

Common shareholders’ equity - tangible (average)	$159,789	$41,896

Return on average common equity	(59.79%)	(301.15%)
Impact of excluding intangible assets	(3.89%)	(90.85%)

Return on average common equity - tangible	(63.68%)	(392.00%)

Book value per common share	$4.68	$55.48
Impact of excluding intangible assets	(0.29)	13.93

Book value per common share - tangible	$4.39	$69.41

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential of loss arising from adverse changes in interest rates and prices. We are exposed to market risk as a consequence of the normal course of conducting our business activities. Management considers interest rate risk to be a significant market risk for the Company. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest earning assets and interest bearing liabilities.

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

The expected effect on net interest income for the twelve months following June 30, 2011 and December 31, 2010 due to an immediate change in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

	June 30, 2011		December 31, 2010
(in thousands)	Change in Net Interest Income		Change in Net Interest Income
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$8,892	6.47%	$4,627	6.03%
+100 basis points	3,995	2.91%	1,775	2.31%
-100 basis points	(2,070)	(1.51)%	1,022	1.33%
-200 basis points	N/A	N/A	N/A	N/A

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

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 4. Controls and Procedures

As of June 30, 2011, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business

We incurred significant losses in 2009, 2010, and through the first six months of 2011. The losses will likely continue for the remainder of 2011, and we can make no assurances as to when we will be profitable.

Throughout 2009, 2010, and through the first six months of 2011, our loan customers continued to operate in an economically stressed environment. Economic conditions in the markets in which we operate remain constrained and the levels of loan delinquencies and defaults that we experienced were substantially higher than historical levels and our net interest income did not grow significantly.

As a result, our net loss available to common shareholders for the six months ended June 30, 2011 was $50.5 million or $1.51 per common diluted share compared to our net loss available to common shareholders for the six months ended June 30, 2010 of $94.6 million or $106.70 per common diluted share. The net loss for the six months ended June 30, 2011 was primarily attributable to a provision for loan losses expense of $36.1 million. Our net interest margin decreased 8-basis points to 3.08% for the six months ended June 30, 2011 compared from 3.16% for the six months ended June 30, 2010, and our net interest income decreased $3.2 million for the six months ended June 30, 2011 as compared to the same period in 2010. This trend may continue for the entire year of 2011 and could adversely impact our ability to become profitable. In light of the current economic environment, significant additional provisions for loan losses also may be necessary to supplement the allowance for loan losses in the future. As a result, we may continue to incur significant credit costs and net losses throughout 2011, which would continue to adversely impact our financial condition, results of operations, and the value of our Common Stock. We expect to incur a net loss for the 2011 fiscal year taken as a whole, and we currently expect that we will not become profitable again on an annual basis until 2012.

The determination of the appropriate balance of our allowance for loan losses is merely an estimate of the inherent risk of loss in our existing loan portfolio and may prove to be incorrect. If such estimate is proven to be incorrect and we are required to increase our allowance for loan losses, our results of operations, financial condition, and the value of our Common Stock could be adversely affected.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to our expenses that represents management’s best estimate of probable losses within our existing portfolio of loans. Our allowance for loan losses amounted to $94.6 million at June 30, 2011, which represented 5.52% of our total loans, as compared to $157.3 million, or 8.03% of total loans, at December 31, 2010. The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and unidentified losses inherent in the current loan portfolio that have been increasing in light of recent economic conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, regulatory agencies as an integral part of their examination process, periodically review the estimated losses of loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance for loan losses may be required in the future if economic conditions should worsen. Any such increases in the allowance for loan losses may have a material adverse effect on our results of operations, financial condition, and the value of our Common Stock.

We have entered into a Written Agreement with the FRB and the Bureau of Financial Institutions that subjects us to significant restrictions and requires us to designate a significant amount of our resources to complying with the agreement, and it may have a material adverse effect on our operations and the value of our securities.

Effective June 17, 2010, the Company and BOHR entered into the Written Agreement with the FRB and the Bureau of Financial Institutions. Shore is not a party to the Written Agreement.

Under the terms of the Written Agreement, BOHR has agreed to develop and submit for approval within the time periods specified in the Written Agreement written plans to:

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

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

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

•	only accept brokered deposits up to the level maintained at the time the Written Agreement was entered into;

•	comply with legal and regulatory limitations on indemnification payments and severance payments; and

•	appoint a committee to monitor compliance with the terms of the Written Agreement.

In addition, the Company has agreed that it will:

•

not make any other form of payment representing a reduction in BOHR’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities absent prior regulatory approval;

•	take all necessary steps to correct certain technical violations of law and regulation cited by the FRB;

•	refrain from guaranteeing any debt without the prior written approval of the FRB and the Bureau of Financial Institutions; and

•	refrain from purchasing or redeeming any shares of its stock without the prior written consent of the FRB or the Bureau of Financial Institutions.

Under the terms of the Written Agreement, the Company and BOHR have submitted capital plans to maintain sufficient capital at the Company on a consolidated basis and at BOHR on a stand-alone basis and to refrain from declaring or paying dividends absent prior regulatory approval.

This description of the Written Agreement is qualified in its entirety by reference to the copy of the Written Agreement filed with the Company’s Current Report on Form 8-K, filed June 17, 2010. To date, the Company and BOHR have met all of the deadlines for taking actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement. A Risk Committee was appointed to oversee the Company’s compliance with the terms of the agreement and has met each month to review compliance. Written plans have been submitted for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations. The Company has also submitted its written policies and procedures for maintaining an adequate allowance for loan losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $2.5 million. Additionally, the Company instituted the required review process for all classified loans. Previously, the Company charged off the assets identified as loss from the previous examination. Moreover, the Company has raised $295.0 million in the closings of several related transactions in the third and fourth quarters of 2010. The Company exceeded the regulatory capital minimums and BOHR was “well capitalized” under the risk-based capital standards as June 30, 2011. As a result, management believes the Company and BOHR are in full compliance with the terms of the Written Agreement.

BOHR’s ability to accept brokered deposits is limited, and an inability to maintain our regulatory capital position could adversely affect our operations.

Effective June 17, 2010, the Company and BOHR entered into a written agreement with the FRB and the Bureau of Financial Institutions. Under the Written Agreement, BOHR may only accept brokered deposits up to the level maintained at the time the Written Agreement was entered into. Because Shore is not included in the Written Agreement, it is not subject to these restrictions.

In addition, Section 29 of the Federal Deposit Insurance Act limits the use of brokered deposits by institutions that are less than “well capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay. If BOHR or Shore is unable to remain “well-capitalized” status for regulatory purposes, it will be, among other restrictions, prohibited from paying rates in excess of 75-basis points above the national market average on deposits of comparable maturity. If a restriction is placed on the rates that BOHR and Shore are able to pay on deposit accounts that negatively impacts their ability to compete for deposits in our market area, our banks may be unable to attract or maintain core deposits, and their liquidity and ability to support demand for loans could be adversely affected.

The formal investigation by the SEC may result in penalties, sanctions, or a restatement of our previously issued financial statements.

In April 2011, the SEC’s Division of Enforcement notified the Company that the Division is conducting a formal investigation into the Company’s provision and allowance for loan losses and deferred tax asset valuation allowances contained in its annual and quarterly reports for years 2008 through 2010. The Company intends to cooperate fully with the Division and believes its provisions and allowances will be determined to be appropriate. However, the formal investigation is in the introductory stages, and we cannot predict the timing or eventual outcome of this investigation. The investigation could possibly result in penalties, sanctions, or a restatement of our previously issued consolidated financial statements.

The Company has received a grand jury subpoena from the United States Department of Justice, Criminal Division and, although the Company has been advised that it is not a target at this time, and we do not believe we will become a target, there can be no assurances as to the timing or eventual outcome of the related investigation.

On November 2, 2010, the Company received from the United States Department of Justice, Criminal Division, a grand jury subpoena to produce information principally relating to the merger of Gateway Financial Holdings, Inc. into the Company on December 31, 2008 and to loans made by Gateway Financial Holdings, Inc. and its wholly owned subsidiary, Gateway Bank & Trust Co., before Gateway Financial Holdings, Inc.’s merger with the Company. The United States Department of Justice, Criminal Division has informed us that we are not a target of the investigation at this time, and we are fully cooperating. We can give you no assurances as to the timing or eventual outcome of this investigation.

We may need to raise additional capital that may not be available on terms acceptable to us or at all.

As a result of our continuing losses, we may need to raise additional capital in the future if we continue to incur additional losses or due to regulatory mandates. Our ability to raise additional capital, if needed, through the sale of additional securities will depend in part on conditions in the capital markets at that time, which are outside our control, and on our financial performance.

Accordingly, we may not be able to obtain additional capital, if and when needed, on terms acceptable to us or at all. If we cannot raise additional capital when needed, our ability to maintain our capital ratios could be materially impaired, and we could face additional regulatory actions or restrictions. Among other things, if it fails to maintain its status as “well capitalized” for regulatory purposes, BOHR or Shore would be prohibited from using brokered deposits without prior regulatory approval or offering interest rates on our deposit accounts that are significantly higher than the market average. In addition, if the Company or BOHR fails to comply with the capital plan that has been submitted to regulators, it could be subject to further regulatory sanctions and/or other regulatory enforcement actions.

We may not be able to consummate or realize the anticipated benefits from our previously-announced sale of branches, which could have a material adverse affect on our results of operations or financial condition.

As previously announced, we have entered into agreements to sell certain of our bank branches. In addition to returning our focus to our core community banking business in our core markets, we expect that these sales,

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

among other things, will reduce our expense base and, by reducing our assets and liabilities, improve our capital ratios. Consummation of the branch sales is subject to a number of conditions, including receipt of necessary regulatory approvals and execution of certain real property leases, and there can be no assurance that the sales of these branches will occur. If we are unable to consummate any or all of these proposed sales, then we will not derive the expected benefits to our results of operations and financial condition that we anticipate as a result of these sales, such as a reduction to our expense base. In addition, the process of attempting to sell these branches may divert management’s attention and resources from our core businesses and operations, which could have a material adverse effect on our operations. Finally, if we are unable to consummate the sale of any or all of these branches, our ability to grow or achieve or maintain profitability in the future may be adversely impacted.

Even if we do consummate the sale of some or all of the proposed branches, we nonetheless may not fully realize the anticipated benefits of such sales. Among other things, the loss of revenue from these branches could outweigh the expected expense reduction. These and other potential consequences of the proposed sales could have an adverse impact on our financial condition or results of operations.

FDIC insurance assessments will likely increase from our prior inability to maintain a well-capitalized status, which would further decrease earnings.

The Emergency Economic Stabilization Act of 2008 temporarily increased the limit on FDIC coverage to $250,000 for all accounts through December 31, 2013. The Dodd-Frank Act, signed by President Obama on July 21, 2010, permanently lifted the FDIC coverage limit to $250,000. The Dodd-Frank Act also revised the assessment methodology for funding the Deposit Insurance Fund (”DIF”) requiring that assessments be based on an institution’s average consolidated total assets minus average tangible equity, rather than the institution’s deposits. The FDIC’s implementing regulation for these amendments is generally effective for the quarter beginning April 1, 2011, and will be reflected in invoices for assessments due September 30, 2011. In addition, in May 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the DIF. The assessment is equal to five-basis points of the Company’s total assets minus Tier I capital as of June 30, 2009. This represented a charge of approximately $1.4 million, which was recorded as a pre-tax charge during the second quarter of 2009. The FDIC has indicated that future special assessments are possible.

These developments have caused, and may cause in the future, an increase to our assessments, and the FDIC may be required to make additional increases to the assessment rates and levy additional special assessments on us. Higher insurance premiums and assessments increase our costs and may limit our ability to pursue certain business opportunities. We also may be required to pay even higher FDIC premiums than the recently increased level because financial institution failures resulting from the depressed market conditions have depleted and may continue to deplete the DIF and reduce its ratio of reserves to insured deposits.

We have had and may continue to have large numbers of problem loans and difficulties with our loan administration, which could increase our losses related to loans.

Our non-performing assets as a percentage of total assets decreased to 10% at June 30, 2011 from 11% at December 31, 2010. On June 30, 2010, 2% of our loans are 30 to 89 days delinquent and are treated as performing assets. Based on these delinquencies, more loans may become non-performing. The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets.

In the past, our management of non-performing loans was, at times, not as strong as we would prefer. In 2009, we hired an independent third party to review a significant portion of our loans. The independent third party discovered several deficiencies with our loan management that we have since taken steps to remedy. The following deficiencies were identified: updated appraisals on problem loans and large loans secured by real estate were not always being obtained; better organized credit files were needed; additional resources were needed to manage problem loans; and a lack of well-defined internal workout policies and procedures.

We have taken a variety of initiatives to remedy the conditions noted above as well as other enhancements to our credit review and collection processes. Initiatives and procedures that augmented the credit administration function included acquisition and development loan reviews, interest reserve loan reviews, past due loan reviews, forecasting reviews; standard loan reviews, loans presented for approval and renewal, relationship reviews, and global cash flow analyses. We have improved the organization of our credit files and have made efforts to attain appraisal updates in a timelier manner. We also increased staffing in credit administration and established and staffed a separate special assets function to manage problem assets.

Although we have made significant enhancements to our loan administration processes to address these issues, we can give you no assurances that we will be able to successfully manage our problem loans, our loan administration, and origination process. If we are unable to do so in a timely manner, our loan losses could increase significantly and this could have a material adverse effect on our results of operations and the value of, or market for, our Common Stock.

If the value of real estate in the markets we serve were to further decline materially, a significant portion of our loan portfolio could become further under-collateralized, which could have a material adverse effect on us.

With approximately three-fourths of our loans concentrated in the regions of Hampton Roads, Richmond, and the Eastern Shore in Virginia and the Triangle region of North Carolina, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. Moreover, our markets in Wilmington, North Carolina and the Outer Banks of North Carolina have been especially hard hit by recent declines in real estate values. A further decline in property values could diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer additional losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would negatively impact our profits. Also a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose real estate portfolios are more geographically diverse. The local economies where the Company does business are heavily reliant on military spending and may be adversely impacted by significant cuts to such spending that might result from recent Congressional budgetary enactments. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, government rules or policies, and natural disasters.

The recent downgrade of U.S. government securities by one of the credit ratings agencies could have a material adverse affect on the Company’s operations, earnings, and financial condition.

The recent debate in Congress regarding the national debt ceiling, federal budget deficit concerns, and overall weakness in the economy recently resulted in a downgrade of U.S. government securities by Standard & Poor’s, one of the three major credit rating agencies. This downgrade, and the possible future downgrade of the federal government’s credit rating by one or both of the other two major rating agencies, could create uncertainty in the U.S. and global financial markets and cause other events which, directly or indirectly, may adversely affect the Company’s operations, earnings, and financial condition.

Our commercial real estate and equity line lending may expose us to a greater risk of loss and hurt our earnings and profitability.

Our business strategy centers, in part, on offering commercial and equity line loans secured by real estate in order to generate interest income. These types of loans generally have higher yields and shorter maturities than traditional one-to-four family residential mortgage loans. At June 30, 2011, commercial real estate and equity line lending totaled approximately $753.9 million, which represented 44% of total loans. Such loans increase our credit risk profile relative to other financial institutions that have lower concentrations of commercial real estate and equity line loans.

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

A significant amount of our loan portfolio contains loans used to finance construction and land development, and these types of loans subject our loan portfolio to a higher degree of credit risk.

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

At June 30, 2011, we had loans of $354.2 million or 21% of total loans outstanding to finance construction and land development. Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.

We are not paying dividends on our Common Stock and currently are prevented from doing so. The failure to resume paying dividends on our Common Stock may adversely affect the value of our Common Stock.

We paid cash dividends on our Common Stock prior to the third quarter of 2009. During the third quarter of 2009, we suspended dividend payments. We are prevented by our regulators from paying dividends until our financial position improves. In addition, the retained deficit of BOHR, our principal banking subsidiary, is approximately $402.0 million as of June 30, 2011. Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings. It is unlikely in the foreseeable future that we would be able to pay dividends if BOHR cannot pay dividends to us. Although we can seek to obtain a waiver of this prohibition, our regulators may choose not to grant such a waiver, and we would not expect to be granted a waiver or be released from this obligation until our financial performance and retained earnings improve significantly. As a result, there is no assurance if or when we will be able to resume paying cash dividends. Even if we are allowed by our regulators to resume paying dividends again, our exchange agreement with the Treasury provides that, until the earlier of December 31, 2011 or such time as the Treasury ceases to own any debt or equity securities of the Company, we must obtain the consent of the Treasury prior to declaring or paying any cash dividend of more than $0.006 per share of our Common Stock.

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

Sales, or the perception that sales could occur, of large amounts of our Common Stock may depress our stock price.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

The market price of our Common Stock could drop if our existing shareholders decide to sell their shares. As of April 11, 2011, affiliates of the Carlyle Group, affiliates of Anchorage Investors, L.L.C., CapGen Capital Group VI LP, affiliates of Fir Tree, Inc., affiliates of Davidson Kemper Capital Management, and C12 Protium Value Opportunities Ltd. owned 23.6%, 23.1%, 18.9%, 9.9%, 9.9%, and 2.4%, respectively, of the outstanding shares of our Common Stock. Pursuant to the various definitive investment agreements that we have entered into with these shareholders, each of the shareholders listed above received certain registration rights covering the resale of shares of our Common Stock. In addition, the shares of certain of these shareholders may be traded, subject to certain volume limitations in some cases, pursuant to Rule 144 under the Securities Act. If any of these shareholders sell large amounts of our Common Stock, or other investors perceive such sales to be imminent, the market price of our Common Stock could drop significantly.

In addition, as of June 30, 2011, the U.S. Treasury owned 6% of the outstanding shares of our Common Stock plus a warrant to purchase an additional 53,035 shares of our Common Stock. In connection with the issuance of such shares of Common Stock and the warrant, we entered into an Exchange Agreement with the Treasury, under the terms of which the Treasury received certain registration rights covering the resale of such shares of Common Stock or the warrant, and the shares are freely transferable pursuant to Rule 144 under the Securities Act. The sale of the shares of Common Stock owned by the Treasury, the exercise of the warrant, and sale of the underlying shares of Common Stock, or the perception by other investors that such sales are imminent, could adversely affect the market of our Common Stock.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of the Company’s Common Stock in the open market and through privately negotiated transactions. There were no share repurchase transactions conducted during the second quarter of 2011.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – REMOVED AND RESERVED

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

10.1	Purchase & Assumption Agreement, dated July 14, 2011, by and between The Bank of Hampton Roads and The East Carolina Bank, incorporated by reference from the Registrant’s Form 8-K, filed July 14, 2011.

10.2	Asset Purchase Agreement, dated August 1, 2011, by and among Bankers Insurance, L.L.C., Gateway Insurance Services, Inc., and The Bank of Hampton Roads, incorporated by reference from the Registrant’s Form 8-K, filed August 2, 2011.

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	The following materials from the Hampton Roads Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: August 12, 2011	/s/ Stephen P. Theobald
Stephen P. Theobald
Chief Financial Officer