Form 10-Q
period 2011-09-30
HAMPTON ROADS BANKSHARES INC
filed 2011-11-14
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares outstanding of the issuer’s common stock as of October 31, 2011 was 34,561,090 shares, par value $0.01.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	(Unaudited) September 30, 2011	December 31, 2010
Assets:
Cash and due from banks	$17,575	$17,726
Interest-bearing deposits in other banks	1,721	2,342
Overnight funds sold and due from Federal Reserve Bank	313,083	440,844
Investment securities available for sale, at fair value	278,762	334,237
Restricted equity securities, at cost	21,509	24,363

Loans held for sale	23,987	22,499

Loans	1,625,107	1,958,767
Allowance for loan losses	(83,036)	(157,253)

Net loans	1,542,071	1,801,514
Premises and equipment, net	90,680	93,414
Interest receivable	6,349	7,278
Foreclosed real estate and repossessed assets, net of valuation allowance	67,107	59,423
Intangible assets, net	4,130	10,858
Bank-owned life insurance	51,655	50,213
Other assets	20,062	35,445

Totals assets	$2,438,691	$2,900,156

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing demand	$245,266	$224,440
Interest-bearing:
Demand	594,949	725,816
Savings	65,225	65,620
Time deposits:
Less than $100	622,068	703,006
$100 or more	516,887	701,279

Total deposits	2,044,395	2,420,161
Federal Home Loan Bank borrowings	196,161	213,353
Other borrowings	40,368	49,853
Interest payable	3,563	3,644
Other liabilities	18,534	22,350

Total liabilities	2,303,021	2,709,361

Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 34,561,090 shares issued and outstanding on September 30, 2011 and 33,391,421 on December 31, 2010 (1)	346	334
Capital surplus	492,742	477,385
Retained deficit	(364,883)	(287,681)
Accumulated other comprehensive income, net of tax	7,206	345

Total shareholders’ equity before non-controlling interest	135,411	190,383
Non-controlling interest	259	412

Total shareholders’ equity	135,670	190,795

Total liabilities and shareholders’ equity	$2,438,691	$2,900,156

See accompanying notes to the consolidated financial statements.

(1)	As restated to give retroactive effect to the 1 for 25 shares reserve stock split which occurred on April 27, 2011.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Three Months Ended		Nine Months Ended
(unaudited)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest Income:
Loans, including fees	$21,945	$27,706	$69,898	$88,128
Investment securities	2,284	1,564	7,381	4,986
Overnight funds sold and due from FRB	220	225	634	501
Interest-bearing deposits in other banks	—	1	2	1

Total interest income	24,449	29,496	77,915	93,616

Interest Expense:
Deposits:
Demand	826	2,373	2,991	10,039
Savings	28	118	104	372
Time deposits:
Less than $100	2,276	3,547	7,705	11,190
$100 or more	2,125	3,323	7,402	8,055

Interest on deposits	5,255	9,361	18,202	29,656
Federal Home Loan Bank borrowings	905	1,414	3,474	4,133
Other borrowings	737	778	2,228	2,254

Total interest expense	6,897	11,553	23,904	36,043

Net interest income	17,552	17,943	54,011	57,573
Provision for loan losses	17,679	83,684	53,733	183,935

Net interest income (expense) after provision for loan losses	(127)	(65,741)	278	(126,362)

Noninterest Income:
Service charges on deposit accounts	1,483	1,609	4,458	5,029
Mortgage banking revenue	2,734	4,262	5,923	8,621
Gain (loss) on sale of investment securities available for sale	1,222	(1)	1,414	468
Gain (loss) on sale of premises and equipment	12	117	(30)	160
Losses on foreclosed real estate and repossessed assets	(8,843)	(2,914)	(15,612)	(6,128)
Other-than-temporary impairment of securities (includes total other-than-temporary impairment losses of $309 and $67, net of $0 and $0 recognized in other comprehensive income for the nine months ended September 30, 2011 and 2010, respectively, before taxes)	(218)	(23)	(309)	(67)
Insurance revenue	395	1,054	2,656	3,653
Brokerage revenue	76	61	212	214
Gain on sale of insurance company	1,251	—	1,251	—
Income from bank-owned life insurance	524	440	1,442	1,264
Other	1,193	1,350	3,932	3,673

Total noninterest income	(171)	5,955	5,337	16,887

Noninterest Expense:
Salaries and employee benefits	10,429	12,591	34,041	33,296
Occupancy	2,287	2,317	7,549	6,765
Professional and consultant fees	2,670	1,812	7,441	4,355
FDIC insurance	1,291	946	9,856	3,171
Data processing	1,283	1,185	3,489	3,834
Problem loan and repossessed asset costs	1,612	1,028	4,164	3,031
Equipment	931	1,035	2,580	3,058
Other	3,583	3,865	11,161	11,304

Total noninterest expense	24,086	24,779	80,281	68,814

Net loss before provision for income taxes (benefit)	(24,384)	(84,565)	(74,666)	(178,289)
Provision for income tax expense (benefit)	2,110	(85)	2,154	(2,219)

Net loss	(26,494)	(84,480)	(76,820)	(176,070)
Net income attributable to non-controlling interest	247	413	382	583

Net loss attributable to Hampton Roads Bankshares, Inc.	(26,741)	(84,893)	(77,202)	(176,653)
Preferred stock dividend, accretion of discount, and conversion of preferred stock to common stock	—	(114,912)	—	(112,114)

Net income (loss) available to common shareholders	$(26,741)	$30,019	$(77,202)	$(64,539)

Per Share: (1)
Cash dividends declared	$—	$—	$—	$—

Basic earnings (loss)	$(0.77)	$25.57	$(2.28)	$(65.73)

Diluted earnings (loss)	$(0.77)	$25.40	$(2.28)	$(65.73)

Basic weighted average shares outstanding	34,561,090	1,174,033	33,792,679	981,854
Effect of dilutive stock options	—	7,690	—	—

Diluted weighted average shares outstanding	34,561,090	1,181,723	33,792,679	981,854

See accompanying notes to the consolidated financial statements.

(1)	As restated to give retroactive effect to the 1 for 25 shares reserve stock split which occurred on April 27, 2011.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock			Retained	Accumulated Other Comprehensive	Non-controlling	Total Shareholders’
(unaudited)	Shares	Amount	Capital Surplus	Deficit	Income	Interest	Equity
Balance at December 31, 2010 (1)	33,391,421	$334	$477,385	$(287,681)	$345	$412	$190,795

Comprehensive income:
Net income (loss)	—	—	—	(77,202)	—	382	(76,820)
Change in unrealized gain on securities available for sale	—	—	—	—	8,275	—	8,275
Reclassification adjustment for securities gains included in net income	—	—	—	—	(1,414)	—	(1,414)

Total comprehensive loss							(69,959)
Stock-based compensation expense	—	—	85	—	—	—	85
Forfeiture of non-vested stock	(120)	—	—	—	—	—	—
Distributed non-controlling interest	—	—	—	—	—	(535)	(535)
Stock offering, net of issuance costs of $895	1,169,789	12	15,272	—	—	—	15,284

Balance at September 30, 2011	34,561,090	$346	$492,742	$(364,883)	$7,206	$259	$135,670

See accompanying notes to the consolidated financial statements.

(1)	As restated to give retroactive effect to the 1 for 25 shares reverse stock split which occurred on April 27, 2011.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Nine Months Ended
(unaudited)	September 30, 2011	September 30, 2010
Operating Activities:
Net loss	$(76,820)	$(176,070)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,393	3,856
Amortization of intangible assets and fair value adjustments	84	(507)
Provision for loan losses	53,733	183,935
Proceeds from mortgage loans held for sale	270,651	279,156
Originations of mortgage loans held for sale	(272,139)	(301,267)
Stock-based compensation expense	85	120
Net amortization of premiums and accretion of discounts on investment securities	2,000	980
Gain on sale of premises and equipment	30	(160)
Losses on foreclosed real estate and repossessed assets	15,612	6,128
Gain on sale of investment securities available for sale	(1,414)	(468)
Gain on sale of insurance subsidiary	(1,251)	—
Earnings on bank-owned life insurance	(1,442)	(1,264)
Other-than-temporary impairment of securities	309	67
Changes in deferred taxes	—	(1,828)
Changes in:
Interest receivable	929	2,258
Other assets	16,190	2,073
Interest payable	(81)	158
Other liabilities	(3,816)	14,835

Net cash provided by operating activities	6,053	12,002

Investing Activities:
Proceeds from maturities and calls of debt securities available for sale	84,253	18,070
Proceeds from sale of investment securities available for sale	69,591	2,605
Purchase of investment securities available for sale	(92,409)	(22,612)
Purchase of restricted equity securities	(298)	(43)
Proceeds from sale of restricted equity securities	3,152	8,444
Net decrease in loans	157,952	133,586
Proceeds from sale of insurance subsidiary	5,783	—
Purchase of premises and equipment	(2,053)	(1,220)
Proceeds from sale of foreclosed real estate and repossessed assets	23,785	5,883
Proceeds from sale of premises and equipment	1,454	599

Net cash provided by investing activities	251,210	145,312

Financing Activities:
Net increase (decrease) in deposits	(375,495)	98,851
Repayments of Federal Home Loan Bank borrowings	(15,050)	(6,550)
Repayments of other borrowings	(10,000)	—
Distributed non-controlling interest	(535)	(166)
Forfeiture of non-vested stock	—	(6)
Proceeds from stock offering, net	15,284	210,000
Preferred stock dividends paid and amortization of preferred stock discount	—	1,506

Net cash provided by (used in) financing activities	(385,796)	303,635

Increase (decrease) in cash and cash equivalents	(128,533)	460,949
Cash and cash equivalents at beginning of period	460,912	200,044

Cash and cash equivalents at end of period	$332,379	$660,993

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2011	September 30, 2010
Supplemental cash flow information:
Cash paid for interest	$23,985	$35,885
Cash paid for (refunded from) income taxes	(14,666)	507

Supplemental non-cash information:
Change in unrealized gain on securities	$6,861	$6,371
Transfer between loans and other real estate owned	47,081	41,728
Unpaid stock issuance costs included in other liabilities	—	20,165

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hampton Roads Bankshares, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

On September 28, 2010, the holders of the Company’s common stock, par value $0.01 per share (the “Common Stock”), approved an amendment to the Company’s Amended and Restated Articles of Incorporation (the “Articles”) to effect a reverse stock split of the Common Stock. The shareholders granted the Company’s Board of Directors the discretion to determine the appropriate timing and ratio of the reverse stock split. On March 18, 2011, the Board of Directors of the Company unanimously adopted resolutions approving an amendment to the Articles to effect a 1-for-25 reverse stock split of all outstanding shares of the Common Stock, effective at 11:59 p.m., Eastern Daylight Time, on April 27, 2011 (the “Reverse Stock Split”). Shareholders received one new share of Common Stock in replacement of every twenty-five shares they held on that date. The Reverse Stock Split did not change the aggregate value of any shareholder’s shares of Common Stock or any shareholder’s ownership percentage of the Common Stock, except for minimal changes resulting from the treatment of fractional shares. The Company did not issue any fractional shares as a result of the Reverse Stock Split. The number of shares issued to each shareholder was rounded up to the nearest whole number if, as a result of the Reverse Stock Split, the number of shares owned by any shareholder would not be a whole number. All previously reported share and per share amounts in the accompanying consolidated financial statements and related notes have been restated to reflect the reverse stock split.

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

To date, the Company and BOHR have met all of the deadlines for taking actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement. A committee has been appointed to oversee the Company’s compliance with the terms of the agreement and has met each month to review compliance. Written plans

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have been submitted for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations. The Company has also submitted its written policies and procedures for maintaining an adequate allowance for loan and lease losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $2.5 million. Additionally, the Company instituted the required review process for all classified loans. The Company has charged off the assets identified as loss from the previous examination. As of September 30, 2011, the Company exceeded the regulatory capital minimums, and BOHR and Shore were both considered “well capitalized” under the risk-based capital standards. As a result, management believes the Company and BOHR are in full compliance with the terms of the Written Agreement.

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

Stock-based compensation expense (in thousands, except share data) recognized in the consolidated statements of operations and the options exercised, including the total intrinsic value and cash received, for the nine months ended September 30, 2011 and 2010 were as follows.

	September 30,
	2011	2010
Expense recognized:
Related to stock options	$65	$89
Related to share awards	20	32
Related tax benefit	—	29

Number of options exercised:
New shares	—	—
Previously acquired shares	—	—

Total intrinsic value of options exercised	$—	$—
Cash received from options exercised	—	—

The Company has granted stock options to its directors and employees under stock compensation plans that have been approved by the Company’s shareholders. All outstanding options have terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over periods that range from three to ten years. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2011 is as follows.

		Weighted	Average
	Options	Average	Intrinsic
	Outstanding	Exercise Price	Value

Balance at December 31, 2010	46,853	$326.00	$—
Expired	(11,677)	278.73	—

Balance at September 30, 2011	35,176	$342.52	$—

Options exercisable at September 30, 2011	33,931	$340.47	$—

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to options outstanding and options exercisable as of September 30, 2011 is as follows.

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$92.75 - $126.25	1,281	1.36	$111.15	1,281	$111.15
$175.75 - $219.25	5,870	1.50	197.55	5,870	197.55
$227.75 - $266.25	8,610	3.30	252.84	8,610	252.84
$300.00 - $312.25	6,325	5.33	300.96	5,566	300.54
$485.75 - $546.75	11,911	3.39	498.63	11,425	496.59
$616.75	1,179	3.67	616.75	1,179	616.75

$92.75 - $616.75	35,176	3.34	$342.52	33,931	$340.47

The Company may issue new shares to satisfy stock option grants. As of September 30, 2011, there were 30,256 shares available under the existing stock incentive plans. As of September 30, 2011, there was $130 thousand of unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.81 years.

On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan, which succeeds the Company’s 2006 Stock Incentive Plan and provides for the grant of up to 2,750,000 shares of our common stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities.

The Company has granted non-vested shares of Common Stock to certain directors and employees as part of incentive programs. Outstanding non-vested shares have vesting schedules of five years and are expensed over the same time frame. A summary of the Company’s non-vested share activity and related information for the nine months ended September 30, 2011 is as follows.

	Number of Shares	Per Share Weighted-Average Grant-Date Fair Value

Balance at December 31, 2010	320	$262.75
Vested	(40)	219.25
Forfeited	(120)	219.25

Balance at September 30, 2011	160	$306.25

As of September 30, 2011, there was $27 thousand of total unrecognized compensation cost related to non-vested share awards. That cost is expected to be recognized over a weighted-average period of 1.08 years. The total fair value of shares vested during the nine months ended September 30, 2011 was $690.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available for sale (in thousands) at September 30, 2011 and December 31, 2010 were as follows.

	September 30, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Agency securities	$53,078	$1,049	$—	$54,127
Mortgage-backed securities	213,460	6,345	123	219,682
State and municipal securities	529	52	—	581
Corporate securities	2,799	—	1	2,798
Equity securities	1,689	16	131	1,574

Total investment securities available for sale	$271,555	$7,462	$255	$278,762

	December 31, 2010
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Agency securities	$89,849	$371	$1,518	$88,702
Mortgage-backed securities	241,970	3,115	1,737	243,348
Equity securities	2,101	127	41	2,187

Total investment securities available for sale	$333,920	$3,613	$3,296	$334,237

Maturities of investment securities

The amortized cost and estimated fair value of investment securities available for sale (in thousands) by contractual maturity at September 30, 2011 and December 31, 2010 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities do not have contractual maturities.

	September 30, 2011
	Amortized Cost	Estimated Fair Value

Due after one year but less than five years	$7,296	$7,513
Due after five years but less than ten years	30,552	31,250
Due after ten years	232,018	238,425
Equity securities	1,689	1,574

Total available-for-sale securities	$271,555	$278,762

	December 31, 2010
	Amortized Cost	Estimated Fair Value

Due after one year but less than five years	$5,670	$5,884
Due after five years but less than ten years	35,222	34,688
Due after ten years	290,927	291,478
Equity securities	2,101	2,187

Total available-for-sale securities	$333,920	$334,237

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized losses

Information pertaining to securities with gross unrealized losses (in thousands) at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position is as follows.

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	September 30, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Mortgage-backed securities	$15,949	$123	$—	$—	$15,949	$123
Corporate securities	2,798	1	—	—	2,798	1
Equity securities	42	15	139	116	181	131

	$18,789	$139	$139	$116	$18,928	$255

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	December 31, 2010
	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Agency securities	$4,758	$1,518	$—	$—	$4,758	$1,518
Mortgage-backed securities	71,057	1,737	—	—	71,057	1,737
Equity securities	121	1	93	40	214	41

	$75,936	$3,256	$93	$40	$76,029	$3,296

Other-than-temporary impairment (“OTTI”)

The Company’s unrealized losses on investments in mortgage-backed securities were caused by interest rate fluctuations. At September 30, 2011, six mortgage-backed securities experienced an unrealized loss of $123 thousand. The severity and duration of this unrealized loss will fluctuate with interest rates in the economy. Because the securities are government agencies and the Company has the intent to hold them for a period of time sufficient to allow for an anticipated recovery or maturity and because it is likely that the Company will not be required to sell the securities before their anticipated recovery, they are not considered to be other than temporarily impaired.

The Company’s unrealized losses on equity securities were caused by what management deems to be transitory fluctuations in market valuation. At September 30, 2011, eleven equity securities experienced an unrealized loss of $131 thousand. Our impairment analysis considered all available evidence including the length of time and the extent to which the market value of each security was less than cost, the financial condition of the issuer of each equity security (based upon financial statements of the issuers), and the near term prospects of each issuer, as well as our intent and ability to retain these investments for a sufficient period of time to allow for any anticipated recovery in their respective market values.

During the first nine months of 2011 and 2010, equity securities with an amortized cost basis prior to impairment of $443 thousand and $91 thousand, respectively, were determined to be other-than-temporarily impaired. Impairment losses of $309 thousand and $67 thousand were recognized through noninterest income during the first nine months of 2011 and 2010, respectively. There was nothing included in accumulated other comprehensive loss in the equity section of the balance sheet as of September 30, 2011. Management has evaluated the unrealized losses associated with the remaining equity securities as of September 30, 2011 and, in management’s opinion, the unrealized losses are temporary, and it is our intention to hold these securities until their value recovers. A rollforward of the cumulative OTTI losses (in thousands) recognized in earnings for all securities for the nine months ended September 30, 2011 is as follows.

Balance, December 31, 2010	$719
Less: Realized gains for securities sales	—
Add: Loss where impairment was not previously recognized	309
Add: Loss where impairment was previously recognized	—

Balance, September 30, 2011	$1,028

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

Federal Home Loan Bank (“FHLB”)

The Company’s investment in FHLB stock totaled $15.4 million at September 30, 2011. FHLB stock is generally viewed as a long-term investment and is required to be held in order to receive FHLB advances (i.e. borrowings). As a restricted investment security, it is carried at cost as there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The FHLB has reinstated dividends and the repurchase of its stock thereby improving the value. The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2011, and no impairment has been recognized.

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

	September 30, 2011	December 31, 2010

Commercial and Industrial	$258,759	$304,550
Construction	318,805	475,284
Real estate - commercial mortgage	585,825	658,969
Real estate - residential mortgage	434,117	487,559
Installment loans	27,781	32,708
Deferred loan fees and related costs	(180)	(303)

Total loans	$1,625,107	$1,958,767

Allowance for Loan Losses

The purpose of the allowance for loan losses is to provide for potential losses inherent in our loan portfolio. While portions of the allowance are attributed to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. The Company considers the allowance for loan losses of $83.0 million to be adequate to cover loan losses inherent in the loan portfolio as of September 30, 2011.

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

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the loan loss reserve methodology, loans are categorized into one of five broad segments: commercial, construction, commercial real estate, residential real estate, and consumer installment. Loss factors are calculated using qualitative data and then are applied to each of the loan segments to determine a reserve level for various subsets of each of the five segments of loans. In addition, special allocations may be assigned to nonaccrual or other problem credits. A rollforward of the activity (in thousands) within the allowance for loan losses by loan type for the nine months ended September 30, 2011 is as follows.

			Real Estate -
	Commercial and Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Unallocated	Total
Allowance for credit losses:

Beginning balance	$18,610	$83,052	$25,426	$17,973	$3,400	$8,792	$157,253
Charge-offs	(14,841)	(85,788)	(16,410)	(13,558)	(1,303)		(131,900)
Recoveries	1,127	1,540	589	462	232		3,950
Provision	6,878	31,277	8,691	7,970	409	(1,492)	53,733

Ending balance	$11,774	$30,081	$18,296	$12,847	$2,738	$7,300	$83,036

Ending balance: collectively evaluated for impairment	$8,051	$15,626	$11,607	$6,982	$2,694	$7,300	$52,260

Ending balance: individually evaluated for impairment	$3,490	$13,110	$6,689	$5,657	$39		$28,985

Ending balance: loans acquired with deteriorated credit quality	$233	$1,345	$—	$208	$5		$1,791

Transactions (in thousands) affecting the allowance for loan losses during the nine months ended September 30, 2010 were as follows.

2010

Balance at beginning of period	$132,697
Charge-offs	(157,634)
Recoveries	4,255
Provision	183,935

Balance at end of period	$163,253

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

Loans that were impaired at the time of acquisition had an outstanding balance of $11.9 million and a carrying amount of $11.0 million at September 30, 2011. The carrying amount of these loans is included in the consolidated balance sheet amount of loans receivable at September 30, 2011. Of these loans, $3.8 million have experienced further deterioration since the acquisition date and are included in the impaired loan amounts.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table depicts the accretable yield (in thousands) at the beginning and end of the period.

Accretable Yield

Balance, December 31, 2010	$549
Accretion	(151)
Disposals	(83)
Additions	33

Balance, September 30, 2011	$348

Impaired Loans

A loan is considered impaired when it is probable that all amounts due will not be collected according to the contractual terms. For collateral dependent impaired loans, impairment is measured based upon the fair value of the underlying collateral. Management considers a loan to be collateral dependent when repayment of the loan is expected solely from the sale or liquidation of the underlying collateral. The Company’s policy is to charge off collateral dependent impaired loans at the time of foreclosure, repossession, or liquidation or at such time any portion of the loan is deemed to be uncollectible and in no case later than 180 days in nonaccrual status. The Company will reduce the carrying value of the loan to the estimated fair value of the collateral less estimated selling costs through a charge off to the allowance for loan losses. For loans that are not collateral dependent, impairment is measured using discounted cash flows. For certain loans when the Company determines a loan is impaired, the estimated impairment is directly charged-off to the loan rather than creating a specific reserve for inclusion in the allowance for loan losses. Total impaired loans were $264.2 million and $356.9 million at September 30, 2011 and December 31, 2010.

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

Impaired loans for which no allowance is provided totaled $115.4 million and $107.3 million at September 30, 2011 and December 31, 2010, respectively. Loans written down to their estimated fair value of collateral less the costs to sell account for $67.0 million and $20.0 million of the impaired loans for which no allowance has been provided as of September 30, 2011 and December 31, 2010, respectively. The average age of appraisals for these loans is 0.79 years at September 30, 2011. Impaired loans for which no allowance is provided are fully covered by the value of the collateral, and therefore, no loss is expected on these loans. The following charts show impaired loans (in thousands) by class as of September 30, 2011 and December 31, 2010.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial & Industrial	$11,968	$17,903	$—	$12,323	$71
Construction
1-4 family residential construction	1,944	2,821	—	2,056	—
Commercial construction	48,983	125,004	—	57,772	58
Real estate
Commercial Mortgage
Owner occupied	19,981	21,451	—	20,483	413
Non-owner occupied	13,279	27,924	—	15,155	244
Residential Mortgage
Secured by 1-4 family, 1st lien	15,055	19,544	—	16,544	39
Secured by 1-4 family, junior lien	3,819	5,684	—	3,922	—
Installment	403	896	—	408	—

With an allowance recorded:
Commercial & Industrial	11,666	12,820	4,060	11,548	120
Construction
1-4 family residential construction	2,841	3,415	602	3,796	—
Commercial construction	43,201	65,286	13,507	43,684	246
Real estate
Commercial Mortgage
Owner occupied	30,792	31,573	4,126	30,970	996
Non-owner occupied	41,776	43,283	2,770	45,648	966
Residential Mortgage
Secured by 1-4 family, 1st lien	15,926	16,488	4,121	16,342	365
Secured by 1-4 family, junior lien	2,426	2,579	1,525	2,569	5
Installment	92	137	65	97	—

Total:
Commercial & Industrial	23,634	30,723	4,060	23,871	191
Construction	96,969	196,526	14,109	107,308	304
Real estate-commercial mortgage	105,828	124,231	6,896	112,256	2,619
Real estate-residential mortgage	37,226	44,295	5,646	39,377	409
Installment	495	1,033	65	505	—

Total	264,152	396,808	30,776	283,317	3,523

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial & Industrial	$12,453	$16,397	$—	$15,086	$176
Construction
1-4 family residential construction	5,373	6,137	—	6,930	10
Commercial construction	36,792	62,020	—	43,289	329
Real estate
Commercial Mortgage
Owner occupied	10,195	10,752	—	11,574	491
Non-owner occupied	20,866	34,830	—	26,019	126
Residential Mortgage
Secured by 1-4 family, 1st lien	17,266	19,445	—	22,235	211
Secured by 1-4 family, junior lien	4,259	5,044	—	5,338	5
Installment	93	116	—	192	—

With an allowance recorded:
Commercial & Industrial	19,141	21,902	8,852	21,724	171
Construction
1-4 family residential construction	5,693	7,121	1,130	1,998	118
Commercial construction	133,429	152,938	57,392	155,562	1,491
Real estate
Commercial Mortgage
Owner occupied	19,324	20,206	4,411	23,057	559
Non-owner occupied	40,272	56,692	7,248	47,213	1,229
Residential Mortgage
Secured by 1-4 family, 1st lien	25,071	25,596	6,660	29,365	405
Secured by 1-4 family, junior lien	4,463	4,886	3,072	5,143	37
Installment	2,186	3,881	1,073	3,871	—

Total:
Commercial & Industrial	31,594	38,299	8,852	36,810	347
Construction	181,287	228,216	58,522	207,779	1,948
Real estate-commercial mortgage	90,657	122,480	11,659	107,863	2,405
Real estate-residential mortgage	51,059	54,971	9,732	62,081	658
Installment	2,279	3,997	1,073	4,063	—

Total	356,876	447,963	89,838	418,596	5,358

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-performing Assets

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and foreclosed real estate and repossessed assets. Total non-performing assets were $236.9 million or 10% of total assets at September 30, 2011 compared with $315.4 million or 11% of total assets at December 31, 2010. Non-performing assets (in thousands) were as follows.

	September 30, 2011	December 31, 2010

Loans 90 days past due and still accruing interest	$6,000	$—
Nonaccrual loans, including nonaccrual impaired loans	163,816	255,992
Foreclosed real estate and repossessed assets	67,107	59,423

Non-performing assets	$236,923	$315,415

Nonaccrual and Past Due Loans

The Company generally places loans on nonaccrual status when the collection of interest or principal becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever occurs first. When loans are placed on nonaccrual status, interest receivable is reversed against interest income recognized in the current period, and any prior year unpaid interest is charged off against the allowance for loan losses. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collection of principal or interest is no longer doubtful. A reconciliation of non-performing loans to impaired loans (in thousands) for the quarters ended September 30, 2011 and December 31, 2010 is as follows.

	September 30, 2011	December 31, 2010

Loans 90 days past due and still accruing interest	$6,000	$—
Nonaccrual loans, including nonaccrual impaired loans	163,816	255,992

Total non-performing loans	169,816	255,992
TDRs on accrual	30,416	63,932
Impaired loans on accrual	63,920	36,952

Total impaired loans	$264,152	$356,876

Nonaccrual loans were $163.8 million at September 30, 2011 compared to $256.0 million at December 31, 2010. If income on nonaccrual loans had been recorded under original terms, $9.1 million of additional interest income would have been recorded for the nine months ended September 30, 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Age Analysis of Past Due Loans

An age analysis of past due loans (in thousands) as of September 30, 2011 and December 31, 2010 is as follows.

September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Accruing

Commercial & Industrial	$3,585	$3,099	$13,373	$20,057	$238,702	$258,759	$—
Construction
1-4 family residential construction	787	—	4,786	5,573	20,712	26,285	—
Commercial construction	1,175	1,204	85,456	87,835	204,685	292,520	—
Real estate
Commercial Mortgage
Owner occupied	2,839	2,515	21,433	26,787	293,032	319,819	6,000
Non-owner occupied	3,528	1,160	14,761	19,449	246,557	266,006	—
Residential Mortgage
Secured by 1-4 family, 1st lien	4,449	625	23,341	28,415	236,621	265,036	—
Secured by 1-4 family, junior lien	1,462	578	6,458	8,498	160,583	169,081	—
Installment	29	116	208	353	27,428	27,781	—
Deferred loan fees and related costs	—	—	—	—	(180)	(180)	—

Total	$17,854	$9,297	$169,816	$196,967	$1,428,140	$1,625,107	$6,000

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Accruing

Commercial & Industrial	$2,061	$683	$25,346	$28,090	$276,460	$304,550	$—
Construction
1-4 family residential construction	—	—	7,273	7,273	27,477	34,750	—
Commercial construction	6,615	321	132,395	139,331	301,203	440,534	—
Real estate
Commercial Mortgage
Owner occupied	—	—	8,275	8,275	338,439	346,714	—
Non-owner occupied	8,938	1,024	44,260	54,222	258,033	312,255	—
Residential Mortgage
Secured by 1-4 family, 1st lien	2,238	919	29,313	32,470	276,469	308,939	—
Secured by 1-4 family, junior lien	1,033	881	7,838	9,752	168,868	178,620	—
Installment	43	7	1,292	1,342	31,366	32,708	—
Deferred loan fees and related costs	—	—	—	—	(303)	(303)	—

Total	$20,928	$3,835	$255,992	$280,755	$1,678,012	$1,958,767	$—

Credit Quality

The Company experienced a significant deterioration in credit quality in 2009 and 2010. Problem loans and non-performing assets rose and led to significant increases to the allowance for loan losses. Due to a reduction in newly identified problem loans and continuing declines in loans outstanding, we decreased the provision for loan losses to $53.7 million in the first nine months of 2011 compared with $183.9 million for the first nine months of 2010.

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

The internal rating system is a series of grades reflecting management’s risk assessment, based on its analysis of the borrower’s financial condition. The “pass” category consists of a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the “pass” category is monitored for early identification of credit deterioration. The “special mention” rating is attached to loans where the borrower exhibits material negative financial trends due to company specific or systematic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. It is a transitional grade that is closely monitored for improvement or deterioration. The “substandard” rating is applied to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists. Loans are placed on “nonaccrual” when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. The following tables provide information (in thousands) on September 30, 2011 and December 31, 2010 about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator.

September 30, 2011	Pass	Special Mention	Substandard	Non-Performing Loans	Total

Commercial & Industrial	$177,553	$43,340	$24,493	$13,373	$258,759
Construction
1-4 family residential construction	11,245	1,416	8,838	4,786	26,285
Commercial construction	112,061	55,804	39,199	85,456	292,520
Real estate
Commercial Mortgage
Owner occupied	212,690	46,529	45,167	15,433	319,819
Non-owner occupied	151,398	48,050	51,797	14,761	266,006
Residential Mortgage
Secured by 1-4 family, 1st lien	192,935	29,147	19,613	23,341	265,036
Secured by 1-4 family, junior lien	146,731	5,344	10,548	6,458	169,081
Installment	16,193	8,083	3,297	208	27,781
Deferred loan fees and related costs	(180)	—	—	—	(180)

Total	$1,020,626	$237,713	$202,952	$163,816	$1,625,107

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010	Pass	Special Mention	Substandard	Non-Performing Loans	Total

Commercial & Industrial	$225,389	$44,131	$9,684	$25,346	$304,550
Construction
1-4 family residential construction	19,080	2,207	6,190	7,273	34,750
Commercial construction	145,158	74,512	88,469	132,395	440,534
Real estate
Commercial Mortgage
Owner occupied	250,330	48,583	39,526	8,275	346,714
Non-owner occupied	191,080	43,226	33,689	44,260	312,255
Residential Mortgage
Secured by 1-4 family, 1st lien	226,389	32,632	20,605	29,313	308,939
Secured by 1-4 family, junior lien	151,221	9,916	9,645	7,838	178,620
Installment	17,531	10,691	3,194	1,292	32,708
Deferred loan fees and related costs	(303)	—	—	—	(303)

Total	$1,225,875	$265,898	$211,002	$255,992	$1,958,767

Modifications

All restructured loans are not necessarily considered Troubled Debt Restructurings (“TDRs”). A restructured loan results in a TDR when two conditions are present: 1) a borrower is experiencing financial difficulty and 2) a creditor grants a concession, such as a reduction of stated interest rate less than the current market interest rate for the remaining original life of the debt, extension of maturity date and or dates at a stated interest rate lower than the current market rate for new debt with similar risk, reduction of face amount or maturity amount of the debt as stated in the instrument or other agreement, or reduction of accrued interest. A concession may also include a transfer from the debtor to the creditor of receivables from third parties, real estate, or other assets to satisfy fully or partially a debt or an issuance or other granting of an equity interest to the creditor by the debtor to satisfy fully or partially a debt unless the equity interest is granted pursuant to existing terms for converting the debt into an equity interest. Additionally, it is necessary for the Company to expect to collect all amounts due.

As of September 30, 2011 and December 31, 2010, loans classified as TDRs were $65.8 million and $85.8 million, respectively. All of these were included in the impaired loan disclosure. Of this amount, $30.4 million was accruing and $35.4 million was non-accruing at September 30, 2011 and $63.9 million was accruing and $21.9 million was non-accruing at December 31, 2010. The following table shows the loans (amounts shown in thousands, except number of contracts) that were determined by management to be TDRs at September 30, 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial & Industrial	6	$367	$229
Construction
1-4 family residential construction	1	2,139	1,626
Commercial construction	24	44,581	26,871
Real estate
Commercial Mortgage
Owner occupied	14	15,347	15,347
Non-owner occupied	5	13,929	12,313
Residential Mortgage
Secured by 1-4 family, 1st lien	32	10,488	9,157
Secured by 1-4 family, junior lien	2	335	299
Installment	—	—	—

Total	84	$87,186	$65,842

TDRs in nonaccrual status are returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan. Nonaccrual TDRs that were returned to accrual status during the nine months ended September 30, 2011 totaled $402 thousand, and none were returned to accrual status during the year ended December 31, 2010.

NOTE F – PREMISES AND EQUIPMENT

Premises and equipment (in thousands) at September 30, 2011 and December 31, 2010 are summarized as follows.

	September 30, 2011	December 31, 2010

Land	$30,506	$31,238
Buildings and improvements	58,115	58,177
Leasehold improvements	3,002	3,418
Equipment, furniture, and fixtures	16,003	14,563
Construction in process	749	7

	108,375	107,403
Less accumulated depreciation and amortization	(17,695)	(13,989)

Premises and equipment, net	$90,680	$93,414

NOTE G – SUPPLEMENTAL RETIREMENT AGREEMENTS

The Company has entered into supplemental retirement agreements with several key officers and recognizes expense each year related to these agreements based on the present value of the benefits expected to be provided to the employees and any beneficiaries. The expense recognized during the first nine months of 2011 and 2010 was $298 thousand and $504 thousand, respectively.

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

	September 30, 2011		December 31, 2010
	Carrying Amount	Accumulated Amortization	Carrying Amount	Accumulated Amortization
Intangible assets:

Core deposit intangible	$8,105	$4,050	$8,105	$3,058
Employment contract intangibles	1,130	1,055	1,130	909
Insurance book of business intangible	—	—	6,450	860

Total intangible assets	$9,235	$5,105	$15,685	$4,827

The weighted-average amortization period for core deposit intangibles is 79 months and employment contract intangibles is 36 months. The Company sold its insurance business in August 2011 and removed the remaining intangible asset as part of that transaction.

NOTE I – FORECLOSED REAL ESTATE AND REPOSSESSED ASSETS

Foreclosed assets are presented net of an allowance for losses. An analysis of the allowance for losses (in thousands) on foreclosed assets is as follows.

	September 30, 2011	September 30, 2010

Balance at beginning of year	$9,533	$356
Provision for losses	11,792	6,035
Charge-offs	(2,731)	(1,470)

Balance at end of quarter	$18,594	$4,921

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expenses (in thousands) applicable to foreclosed and repossessed assets for the three and nine months ended September 30, 2011 and 2010 include the following.

	For the three months ended
	September 30, 2011	September 30, 2010

Losses (gain) on sale of foreclosed real estate	$1,690	$(129)
Provision for losses	7,153	3,043
Operating expenses	1,241	463

Total	$10,084	$3,377

	For the nine months ended
	September 30, 2011	September 30, 2010

Losses on sale of foreclosed real estate	$3,820	$93
Provision for losses	11,792	6,035
Operating expenses	3,105	1,288

Total	$18,717	$7,416

NOTE J – BUSINESS SEGMENT REPORTING

The Company defines its operating segments by product and consumer. The Company has two community banks, BOHR and Shore, which provide loan and deposit services through branches located in Virginia, North Carolina, and Maryland. In addition to its banking operations, the Company has two additional reportable segments: Mortgage and Other. At the end of the third quarter of 2011, Gateway Insurance Services, Inc., a wholly-owned subsidiary, was sold for a gain of $1.3 million. As a result of the sale, the investment and insurance segments were combined into the reportable segment Other.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”). Segment profit and loss is measured by net income prior to corporate overhead allocation. Intersegment transactions are recorded at cost and eliminated as part of the consolidation process. Because of the interrelationships between the segments, the information is not indicative of how the segments would perform if they operated as independent entities. The following tables show certain financial information (in thousands) as of and for the periods ending September 30, 2011, December 31, 2010, and September 30, 2010 for each segment and in total.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Total	Elimination	Banking	Mortgage	Other

Total Assets at September 30, 2011	$2,438,691	$(240,925)	$2,640,032	$28,353	$11,231

Total Assets at December 31, 2010	$2,900,156	$(281,626)	$3,146,314	$25,393	$10,075

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
Three Months Ended September 30, 2011	Total	Elimination	Banking	Mortgage	Other

Net interest income	$17,552	$—	$17,549	$3	$—
Provision for loan losses	17,679	—	17,679	—	—

Net interest income (expense) after provision for loan losses	(127)	—	(130)	3	—
Noninterest income	(171)	(250)	(4,377)	2,734	1,722
Noninterest expense	24,086	(250)	21,391	2,152	793

Net income (loss) before provision for income taxes	(24,384)	—	(25,898)	585	929
Provision for income tax expense (benefit)	2,110	—	2,017	205	(112)

Net income (loss)	(26,494)	—	(27,915)	380	1,041
Net income attributable to non-controlling interest	247	—	—	247	—

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$(26,741)	$—	$(27,915)	$133	$1,041

	$0,000,000	$0,000,000	$0,000,000	$0,000,000	$0,000,000
Three Months Ended September 30, 2010	Total	Elimination	Banking	Mortgage	Other

Net interest income	$17,943	$—	$17,848	$90	$5
Provision for loan losses	83,684	—	83,684	—	—

Net interest income (expense) after provision for loan losses	(65,741)	—	(65,836)	90	5
Noninterest income	5,955	—	580	4,267	1,108
Noninterest expense	24,779	—	20,883	2,641	1,255

Net income (loss) before provision for income taxes	(84,565)	—	(86,139)	1,716	(142)
Provision for income tax expense (benefit)	(85)	—	(636)	600	(49)

Net income (loss)	(84,480)	—	(85,503)	1,116	(93)
Net income attributable to non-controlling interest	413	—	—	413	—

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$(84,893)	$—	$(85,503)	$703	$(93)

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended September 30, 2011	Total	Elimination	Banking	Mortgage	Other

Net interest income	$54,011	$—	$53,913	$97	$1
Provision for loan losses	53,733	—	53,733	—	—

Net interest income after provision for loan losses	278	—	180	97	1
Noninterest income	5,337	(250)	(4,455)	5,923	4,119
Noninterest expense	80,281	(250)	71,331	6,510	2,690

Net income (loss) before provision for income taxes	(74,666)	—	(75,606)	(490)	1,430
Provision for income tax expense (benefit)	2,154	—	2,263	(172)	63

Net income (loss)	(76,820)	—	(77,869)	(318)	1,367
Net income attributable to non-controlling interest	382	—	—	382	—

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$(77,202)	$—	$(77,869)	$(700)	$1,367

Nine Months Ended September 30, 2010	Total	Elimination	Banking	Mortgage	Other

Net interest income	$57,573	$—	$57,277	$284	$12
Provision for loan losses	183,935	—	183,935	—	—

Net interest income (expense) after provision for loan losses	(126,362)	—	(126,658)	284	12
Noninterest income	16,887	—	4,478	8,626	3,783
Noninterest expense	68,814	—	59,501	5,712	3,601

Net income (loss) before provision for income taxes	(178,289)	—	(181,681)	3,198	194
Provision for income tax expense (benefit)	(2,219)	—	(3,406)	1,119	68

Net income (loss)	(176,070)	—	(178,275)	2,079	126
Net income attributable to non-controlling interest	583	—	—	583	—

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$(176,653)	$—	$(178,275)	$1,496	$126

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

(i)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at September 30, 2011 and December 31, 2010, and as such, the related fair values have not been estimated.

The estimated fair value (in thousands) of the Company’s financial instruments at September 30, 2011 and December 31, 2010 were as follows.

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and due from banks	$17,575	$17,575	$17,726	$17,726
Interest-bearing deposits in other banks	1,721	1,721	2,342	2,342
Overnight funds sold and due from FRB	313,083	313,083	440,844	440,844
Investment securities available for sale	278,762	278,762	334,237	334,237
Loans held for sale	23,987	23,987	22,499	22,499
Loans, net	1,542,071	1,611,792	1,801,514	1,849,773
Interest receivable	6,349	6,349	7,278	7,278
Bank-owned life insurance	51,655	51,655	50,213	50,213

Liabilities:
Deposits	2,044,395	2,044,475	2,420,161	2,408,466
FHLB borrowings	196,161	193,696	213,353	224,262
Other borrowings	40,368	41,330	49,853	51,762
Interest payable	3,563	3,563	3,644	3,644

Recurring Basis

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities that were elected as well as for certain assets and liabilities in which fair value is the primary basis of accounting. The following tables reflect the fair value (in thousands) of assets and liabilities measured and recognized at fair value on a recurring basis in the consolidated balance sheets at September 30, 2011 and December 31, 2010.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Fair Value Measurements at September 30, 2011 Using
Description	Assets / Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities available for sale:
Agency securities	$54,127	$—	$54,127	$—
Mortgage-backed securities	219,682	—	219,682	—
State and municipal securities	581	—	581	—
Corporate securities	2,798	—	2,798	—
Equity securities	1,574	465	—	1,109

Total investment securities available for sale	278,762	465	277,188	1,109

Derivative loan commitments	615	—	—	615
Loans held for sale	23,987	—	23,987	—

		Fair Value Measurements at December 31, 2010 Using
Description	Assets / Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities available for sale:
Agency securities	$88,702	$—	$88,702	$—
Mortgage-backed securities	243,348	—	243,348	—
Equity securities	2,187	769	—	1,418

Total investment securities available for sale	334,237	769	332,050	1,418

Derivative loan commitments	952	—	—	952
Loans held for sale	22,499	—	22,499	—

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows a reconciliation of fair value (in thousands) using significant unobservable inputs for the nine months ended September 30, 2011.

	Activity in Fair Value Measurements Nine Months Ended September 30, 2011
	Investment Securities Available for Sale			Derivative Loan Commitments	Loans Held for Sale
Description	Level 1	Level 2	Level 3	Level 3	Level 2

Balance, December 31, 2010	$769	$332,050	$1,418	$952	$22,499
Unrealized gains included in:
Earnings	38	1,376	(309)	—	—
Other comprehensive (loss) gain	(199)	7,060	—	—	—
Purchases	—	92,409	—	—	272,139
Sales	(143)	(69,448)	—	—	(270,651)
Issuances	—	—	—	—	—
Settlements	—	(86,259)	—	(337)	—
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—

Balance, September 30, 2011	$465	$277,188	$1,109	$615	$23,987

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

Derivative Loan Commitments. The Company enters into commitments to originate mortgage loans whereby the interest rate is fixed prior to funding. These commitments, in which the Company intends to sell in the secondary market, are considered freestanding derivatives. These are carried at fair value and are included in other assets at September 30, 2011 and December 31, 2010.

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

To assist in the discounting process, a valuation matrix was developed to provide valuation guidance for collateral dependent loans and foreclosed real estate where it was deemed that an existing appraisal was outdated as to current market conditions. The matrix applies discounts to external appraisals depending on the type of real estate and age

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the appraisal. The discounts are generally specific point estimates; however in some cases, the matrix allows for a small range of values. The discounts were based in part upon externally derived statistical data. The discounts were also based upon management’s knowledge of market conditions and prices of sales of foreclosed real estate. In addition, matrix value adjustments may be made by our independent appraisal group to reflect property value trends within specific markets as well as actual sales data from market transactions and/or foreclosed real estate sales. In the case where an appraisal is greater than two years old for collateral dependent impaired loans and foreclosed real estate, it is the Company’s policy to classify these as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2. The average age of appraisals for Level 3 valuations of collateral dependent loans was 4.13 years as of September 30, 2011. Management periodically reviews the discounts in the matrix as compared to valuations from updated appraisals and modifies the discounts accordingly should updated appraisals reflect valuations significantly different than those derived utilizing the matrix. To date, management believes the appraisal discount matrix has resulted in appropriate adjustments to existing appraisals thereby providing management with reasonable valuations for the collateral underlying the loan portfolio, however, while appraisals are indicators of fair value, the amount realized upon sale of these assets could be significantly different. The following tables represent the carrying amount (in thousands) for impaired loans and adjustments made to fair value during the respective reporting periods.

	Assets / Liabilities Measured at	Fair Value Measurements at September 30, 2011 Using
Description	Fair Value	Level 1	Level 2	Level 3	Total Losses

Impaired loans	$117,944	$—	$101,728	$16,216	$—

	Assets / Liabilities Measured at	Fair Value Measurements at December 31, 2010 Using
Description	Fair Value	Level 1	Level 2	Level 3	Total Losses

Impaired loans	$159,741	$—	$133,861	$25,880	$—

Our nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a nonrecurring basis relate to foreclosed real estate and repossessed assets. The amounts below represent the carrying values (in thousands) for our foreclosed real estate and repossessed assets and impairment adjustments made to fair value during the respective reporting periods.

	Assets / Liabilities Measured at	Fair Value Measurements at September 30, 2011 Using			Total
Description	Fair Value	Level 1	Level 2	Level 3	Losses

Foreclosed real estate and repossessed assets	$67,107	$—	$67,107	$—	$15,612

	Assets / Liabilities Measured at	Fair Value Measurements at December 31, 2010 Using			Total
Description	Fair Value	Level 1	Level 2	Level 3	Losses

Foreclosed real estate and repossessed assets	$59,423	$—	$59,423	$—	$11,228

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

NOTE M – CONTINGENCIES

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

On November 2, 2010, the Company received from the United States Department of Justice, Criminal Division a grand jury subpoena. For a discussion of this matter, see “Risk Factors – Risks Related to our Business – The Company has received a grand jury subpoena from the United States Department of Justice, Criminal Division, and although the Company is not a target at this time and we do not believe the Company will become a target, there can be no assurances as to the timing or the eventual outcome of the related investigation.”

In April 2011, the Securities and Exchange Commission informed the Company that it is conducting a formal investigation related to certain accounting matters. For a further discussion of this matter, see “Risk Factors – Risks Related to our Business — The formal investigation by the SEC may result in penalties, sanctions, or a restatement of our previously issued financial statements.”

NOTE N – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date and time the consolidated financial statements were issued and determined there are no other items to disclose except as follows.

On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan, which succeeds the Company’s 2006 Stock Incentive Plan and provides for the grant of up to 2,750,000 shares of our common stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities.

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

•

We incurred significant losses in 2009, 2010, and through the first nine months of 2011. The losses will likely continue for the remainder of 2011, and we can make no assurances as to when we will be profitable;

•	We may need to raise additional capital that may not be available on terms acceptable to us or at all;

•

The determination of the appropriate balance of our allowance for loan losses is merely an estimate of the inherent risk of loss in our existing loan portfolio and may prove to be incorrect. If such estimate is proven to be materially incorrect, and we are required to increase our allowance for loan losses, our results of operations, financial condition, and the value of our Common Stock could be materially adversely affected;

•	We have had and may continue to have large numbers of problem loans and difficulties with our loan administration, which could increase our losses related to loans;

•

If the value of real estate in the markets we serve were to further decline materially, a significant portion of our loan portfolio could become further under-collateralized, which could result in a material increase in our allowance for loan losses and have a material adverse effect on us;

•

Beginning in the fourth quarter of 2011, we may need to raise additional capital to sustain our capital levels, otherwise reduced regulatory capital may adversely affect our results of operations and financial condition;

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

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Current and future increases in Federal Deposit Insurance Corporation (“FDIC”) insurance premiums would decrease our earnings. In addition, FDIC insurance assessments will likely increase from the prior inability to maintain a “well-capitalized” status, which would further decrease earnings;

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

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Throughout the first nine months of 2011, economic conditions in the markets in which our borrowers operate remained depressed; however, the levels of loan delinquencies and rate of defaults that we experienced began to stabilize. The Company reported a net loss for the nine month period ended September 30, 2011, primarily as a result of a significant provision for loan losses, the impact of nonaccrual loans on interest income, losses on foreclosed real estate and repossessed assets, other expenses related to the resolution of problem loans, and a one-time adjustment to our FDIC insurance expense. Additionally, the Company continues to record a valuation allowance on its deferred tax assets. As of September 30, 2011, the Company exceeded the regulatory capital minimums, and BOHR and Shore were both considered “well capitalized” under the risk-based capital standards.

Our primary source of revenue is net interest income earned by our bank subsidiaries. Net interest income represents interest and fees earned from lending and investment activities, less the interest paid on deposits and borrowings. Net interest income may be impacted by variations in the volume and mix of interest-earning assets and interest-bearing liabilities, changes in the yields earned and the rates paid, level of non-performing interest-earning assets, and the levels of noninterest-bearing liabilities available to support earning assets. Our net interest income during the first nine months of 2011 was negatively impacted by high levels of non-performing loans. In addition to net interest income, noninterest income is another important source of revenue. Noninterest income is derived primarily from service charges on deposits and fees earned from bank services. Fees earned from investment and mortgage activities also represent a significant component of noninterest income. With the sale of Gateway Insurance, which was consummated on August 2, 2011 at a gain of $1.3 million, insurance fees will no longer represent a significant component of our noninterest income. Other factors that impact net income are the provision for loan losses, and noninterest expense.

The following is a summary of our financial condition as of September 30, 2011 and our financial performance for the three and nine month periods then ended.

•

Assets were $2.4 billion. They decreased by $461.5 million or 16% during the first nine months of 2011. This was primarily the result of a decrease in net loans of $259.4 million or 14% and overnight funds sold and due from FRB of $127.8 million or 29%.

•

Investment securities available for sale decreased $55.5 million to $278.8 million during the first nine months of 2011. The decrease was primarily a result of calls on agency securities and pay downs on mortgage-backed securities.

•

Gross loans decreased by $333.7 million or 17% during the nine months ended September 30, 2011 as loan paydowns and charge-offs exceeded the volume of new originations. New loan activity continues to be low as a result of our tighter underwriting criteria and economic conditions in our markets.

•

Allowance for loan losses at September 30, 2011 decreased $74.3 million to $83.0 million from $157.3 million at December 31, 2010 as net charge-offs, primarily on credits with specific reserves, exceeded additional provisions for loan losses. Both the absolute and relative levels of non-performing loans have decreased during the nine months ended September 30, 2011.

•

Deposits decreased $375.8 million or 16% as a result of decreases in interest-bearing demand accounts of $147.8 million and time deposits over $100 thousand of $184.4 million. Declines in deposits resulted from the Company’s strategy of reducing interest rates in an effort to improve earnings and reduce excess liquidity.

•

Net loss available to common shareholders for the three and nine months ended September 30, 2011 was $26.7 million or $0.77 per common diluted share and $77.2 million or $2.28 per common diluted share, respectively, as compared with net income available to common shareholders of $30.0 million or $25.40 per common diluted share for the three months and net loss of $64.5 million or $65.73 per common diluted

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

share for the nine months ended September 30, 2010. This net loss was primarily attributable to provisions for loan losses, the impact of nonaccrual loans on interest income, losses on foreclosed real estate and repossessed assets, and other expenses necessary for resolving problem loans.

•

Net interest income decreased $391 thousand and $3.6 million for the three and nine months, respectively, ended September 30, 2011 as compared to the same period in 2010. This was primarily the result of changes in net interest margins and levels of interest-earning assets during those time periods.

•

Provision for loan losses for the three and nine months ended September 30, 2011 was $17.7 million and $53.7 million, respectively, a 79% and 71% decrease over the comparable period in 2010. The decrease was due to a reduction in newly identified problem loans and continuing declines in loans outstanding.

•

Noninterest income for the three months ended September 30, 2011 was a negative $171 thousand and for the nine months ended September 30, 2011 was $5.3 million, a 103% and 68%, decrease over the comparable periods of 2010. This was primarily the result of increased losses on foreclosed real estate and repossessed assets and a decrease in mortgage banking revenue.

•

Noninterest expense was $24.1 million and $80.3 million for the three and nine months, respectively, ended September 30, 2011, which was a decrease of 3% and an increase of 17% over the comparable periods for 2010, primarily due to a one-time adjustment to our FDIC insurance expense in the first quarter of 2011 and an increase in professional and consultant fees. Additionally, salaries and employee benefits has been showing wide swings as it was impacted by increases in mortgage banking personnel during 2010 followed by a reduction in mortgage banking personnel during the third quarter of 2011. An overall decrease in salaries throughout the bank is expected to be seen as we sell branches, resulting in a decrease in personnel.

•

Our effective tax rate decreased to (2.88)% for the nine months ended September 30, 2011 compared to 1.24% for the comparable period in 2010. These rates differ from the statutory rate due to the valuation allowance against the Company’s deferred tax assets.

On August 12, 2011, John A.B. “Andy” Davies, Jr. resigned from his positions as President and Chief Executive Officer of the Company and of BOHR to return to his prior work as a banking consultant. On August 17, 2011, Mr. Davies resigned as a director of the Company.

On August 12, 2011, the Board of Directors of the Company named Douglas J. Glenn, Executive Vice President, General Counsel, and Chief Operating Officer of the Company, to take on the additional role of interim President and Chief Executive Officer, subject to regulatory approval which has since been received.

During 2011 one of our concentrations has been to return our focus to core community banking by making choices to reducing branches that are similar in proximity and those in our less profitable markets. On December 31, 2010, we had 58 branches, and as of September 30, 2011, we reduced our branches to 49. We have intentions to close or sell 9 more branches in the fourth quarter of 2011 or early in 2012. Additionally, we sold Gateway Insurance in August 2011.

Critical Accounting Policies

GAAP requires management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions, and estimates. Our judgments, assumptions, and estimates may be incorrect and changes in such judgments, assumptions, and estimates may have a significant impact on the consolidated financial statements and the accompanying footnotes. Actual results, in fact, could differ materially from those estimates. We consider our policies on allowance for loan losses, intangible assets, deferred income taxes, and estimates of fair value on financial instruments to be critical accounting policies. Refer to our 2010 Form 10-K for further discussion of these policies.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Trends and Uncertainties

Currently, the U.S. economy has emerged and appears to be slowly recovering from one of its longest and most severe economic recessions in recent history. It is not clear at this time how quickly the economy will recover and whether regulatory and legislative efforts to stimulate job growth and spending will be successful. In addition, the U.S. housing market continues to struggle with excess inventory (both completed houses and available lots) and the effects of home price depreciation.

We experienced a significant deterioration in credit quality throughout 2009 and 2010. Problem loans and non-performing assets rose and led us to significantly increase the allowance for loan losses in those years. Due to a reduction in newly identified problem loans and continuing declines in loans outstanding, we decreased the provision for loan losses to $53.7 million in the first nine months of 2011 compared to $183.9 million for the first nine months of 2010. In light of continued economic weakness, previously current borrowers have and may continue to default and real estate values have and may continue to decline; therefore, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant credit costs throughout the remainder of 2011 and into 2012, which would continue to adversely impact our financial condition, our results of operations, and the value of our common stock.

Impaired loans have decreased by $92.7 million throughout the year. At December 31, 2010, the Company had $356.9 million in impaired loans and at September 30, 2011, we had $264.2 million. The majority of the decrease is from an $84.3 million decrease in impaired construction loans due to elevated charge-off activity.

The Company experienced a $9.5 million increase in losses on foreclosed real estate and repossessed assets to $15.6 million at September 30, 2011. This is a direct result of the deterioration of the economy.

Our net interest income declined during the first nine months of 2011 compared to the same time period in 2010 as a result of our levels of performing assets and the related reduction of interest income. Our net interest margin increased to 3.14% for the nine months ended September 30, 2011 compared to 3.10% for the nine months ended September 30, 2010, and our net interest income decreased $3.6 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. During the three month period ended September 30, 2011 compared to the same period in 2010, our net interest margin improved to 3.19% versus 2.90% due to reductions in the interest rates paid on interest-bearing liabilities.

The Company determined that a valuation allowance on its deferred tax asset should be recognized beginning December 31, 2009 because it is uncertain whether it will realize this asset. Internal Revenue Code Section 382 (“Section 382”) limitations related to the capital raised and resulting change in control for tax purposes during the third and fourth quarters of 2010 add further uncertainty to the realizability of the deferred tax assets in future periods. While net operating losses incurred after our 2010 change in control (for tax purposes) are not limited, we have not recognized any benefit in our consolidated financial statements due to the continued uncertainty of our ability to realize such deferred tax assets.

Our total risk-based capital ratio fell from 11.03% at June 30, 2011 to 10.08% at September 30, 2011. If this trend continues and the Company is unable to raise additional capital in the fourth quarter of 2011, then this ratio may fall below the 10.00% threshold required for us to maintain our “well capitalized” regulatory capital qualification.

The value of the collateral underlying our loans has been falling due to the continued deterioration of economic conditions in the markets we serve. This decline diminishes our ability to recover on defaulted loans by selling the collateral, making it more likely that we would suffer additional losses on defaulted loans. Additionally, our decrease in asset quality and collateral value has required additions to our allowance for loan losses through increased provisions for loan losses, which negatively impacts our operating results. We expect this trend to continue until economic conditions significantly improve.

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

For a further discussion of the material trends and uncertainties that may affect our results and financial condition, see the risk factors contained in this report.

Recent Developments

On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan, which succeeds the Company’s 2006 Stock Incentive Plan and provides for the grant of up to 2,750,000 shares of our common stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities.

ANALYSIS OF RESULTS OF OPERATIONS

Overview. Our net loss available to common shareholders for the three and nine months ended September 30, 2011 was $26.7 million and $77.2 million, respectively, as compared with net income available to common shareholders of $30.0 million for the three months and net loss of $64.5 million for the nine months ended September 30, 2010. The loss available to common shareholders for the nine months ended September 30, 2011 was driven primarily by provision for loan losses expense of $53.7 million necessary to maintain the allowance for loan losses at a level adequate to cover expected losses inherent in the loan portfolio. Diluted loss per common share for the nine months ended September 30, 2011 was $2.28, an improvement of $63.45 over the diluted loss per common share of $65.73 for the nine months ended September 30, 2010. The large fluctuation in diluted earnings per share is due to the issuance of common shares in connection with the Company’s recapitalization in late 2010.

Net Interest Income. Net interest income, a major component of our earnings, is the difference between the income generated by interest-earning assets reduced by the cost of interest-bearing liabilities. It is impacted by the market interest rates (rate) and the mix and volume of earning assets and interest-bearing liabilities (volume). Net interest income for the nine months ended September 30, 2011 was $54.0 million, a decrease of $3.6 million from the nine months ended September 30, 2010. The decrease in net interest income was primarily the result of a decrease in interest income from loans of $18.2 million partially offset by the decrease in interest expense on deposits of $11.5 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The net interest margin, which is calculated by expressing annualized net interest income as a percentage of average interest-earning assets, is an indicator of effectiveness in generating income from earning assets. Our net interest margin increased to 3.14% for the nine months ended September 30, 2011 from 3.10% during the first nine months of 2010. The increase in net interest margin from prior periods is due primarily to an overall reduction in the cost of funds.

Our interest-earning assets consist of loans, investment securities, overnight funds sold and due from FRB, and interest-bearing deposits in other banks. Interest income on loans, including fees, decreased $5.8 million and $18.2 million to $21.9 million and $69.9 million for the three and nine months, respectively, ended September 30, 2011, as compared to the same time period during 2010. This decrease was predominantly a result of a decrease in average loan balance. Interest income on investment securities increased $720 thousand and $2.4 million for the three and nine months, respectively, ended September 30, 2011 compared to the same time period during 2010. Interest income on overnight funds sold and due from FRB decreased $5 thousand and increased $133 thousand for the three and nine months, respectively, ended September 30, 2011 compared to the same time period during 2010.

Our interest-bearing liabilities consist of deposit accounts and borrowings. Interest expense on deposits decreased $4.1 million and $11.5 million to $5.3 million and $18.2 million for the three and nine months, respectively, ended September 30, 2011 compared to the same time period during 2010. These decreases resulted from a $333.7 million decrease in average interest-bearing deposits and a 48-basis point decrease in the average interest rate paid on deposits for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decrease in average deposit rates resulted from repricing actions taken since the latter part of 2010. A reduction in the average rate paid on interest-bearing demand deposits to 0.63% for the first nine months of 2011 from 1.51% for the first nine months of 2010 contributed significantly toward the decrease in overall deposit rates. Interest expense on borrowings, which consisted of FHLB borrowings and other borrowings, decreased $550 thousand and $685 thousand for the three and nine months, respectively, ended September 30, 2011 compared to the same time periods during 2010. The 9-basis point decrease in the average interest rate paid on borrowings and the $21.8 million decrease in the nine month average borrowings produced this result. To promote liquidity and enhance current earnings by way of reduction in interest expense, and after a review of the Company’s current level of assumed interest rate risk, the Bank modified certain advances with the FHLB. A majority of the Company’s existing fixed-rate advances were restructured as floating rate obligations at a fixed spread to three month LIBOR with maturities ranging from 2.75 to 4 years.

The tables below represents the average interest-earning assets and average interest-bearing liabilities (in thousands), the average yields earned on such assets and rates paid on such liabilities, and the net interest margin for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010			2011 Compared to 2010
	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Interest Income/ Expense Variance	Variance Attributable to
								Rate	Volume
Assets:
Interest-earning assets
Loans	$1,512,513	$87,062	5.76%	$1,879,696	$109,920	5.85%	$(22,858)	$(1,698)	$(21,160)
Investment securities	311,067	9,063	2.91%	197,719	6,204	3.14%	2,859	(472)	3,331
Interest-bearing deposits in other banks	3,793	3	0.08%	68,964	162	0.23%	(159)	(66)	(93)
Overnight funds sold and due from FRB	357,585	871	0.24%	307,463	736	0.24%	135	14	121

Total interest-earning assets	2,184,958	96,999	4.44%	2,453,842	117,022	4.77%	(20,023)	(2,222)	(17,801)
Noninterest-earning assets	346,692			444,642

Total assets	$2,531,650			$2,898,484

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$602,591	$3,275	0.54%	$791,313	$9,415	1.19%	$(6,140)	$(4,267)	$(1,873)
Savings deposits	65,461	111	0.17%	74,480	467	0.63%	(356)	(305)	(51)
Time deposits	1,202,121	17,461	1.45%	1,459,547	27,257	1.87%	(9,796)	(5,461)	(4,335)

Total interest-bearing deposits	1,870,173	20,847	1.11%	2,325,340	37,139	1.60%	(16,292)	(10,033)	(6,259)
Borrowings	242,241	6,515	2.69%	272,685	8,696	3.19%	(2,181)	(1,274)	(907)

Total interest-bearing liabilities	2,112,414	27,362	1.30%	2,598,025	45,835	1.76%	(18,473)	(11,307)	(7,166)
Noninterest-bearing liabilities
Demand deposits	238,052			247,682
Other liabilities	23,340			22,359

Total noninterest-bearing liabilities	261,392			270,041

Total liabilities	2,373,806			2,868,066
Shareholders’ equity	157,844			30,418

Total liabilities and shareholders’ equity	$2,531,650			$2,898,484

Net interest income		$69,637			$71,187

Net interest spread			3.14%			3.01%
Net interest margin			3.19%			2.90%

Note: Interest income from loans included fees of $150 thousand at September 30, 2011 and $204 thousand at September 30, 2010. Average nonaccrual loans of $179 million and $357 million are excluded from average loans at September 30, 2011 and September 30, 2010, respectively. The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute amounts of change in each.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010			2011 Compared to 2010
	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Average Balance	Annualized Interest Income/ Expense	Average Yield/ Rate	Interest Income/ Expense Variance	Variance Attributable to
								Rate	Volume
Assets:
Interest-earning assets
Loans	$1,603,518	$93,453	5.83%	$1,973,677	$117,827	5.97%	$(24,374)	$(2,742)	$(21,632)
Investment securities	347,613	9,868	2.84%	202,703	6,666	3.29%	3,202	(1,016)	4,218
Interest-bearing deposits in other banks	2,635	3	0.12%	57,497	137	0.24%	(134)	(44)	(90)
Overnight funds sold and due from FRB	348,638	848	0.24%	248,092	534	0.22%	314	76	238

Total interest-earning assets	2,302,404	104,172	4.52%	2,481,969	125,164	5.04%	(20,992)	(3,726)	(17,266)
Noninterest-earning assets	352,293			395,519

Total assets	$2,654,697			$2,877,488

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$637,544	$3,999	0.63%	$887,763	$13,422	1.51%	$(9,423)	$(6,360)	$(3,063)
Savings deposits	66,232	139	0.21%	77,483	498	0.64%	(359)	(295)	(64)
Time deposits	1,277,921	20,199	1.58%	1,350,176	25,730	1.91%	(5,531)	(4,210)	(1,321)

Total interest-bearing deposits	1,981,697	24,337	1.23%	2,315,422	39,650	1.71%	(15,313)	(10,865)	(4,448)
Borrowings	253,419	7,623	3.01%	275,212	8,539	3.10%	(916)	(661)	(255)

Total interest-bearing liabilities	2,235,116	31,960	1.43%	2,590,634	48,189	1.86%	(16,229)	(11,526)	(4,703)
Noninterest-bearing liabilities
Demand deposits	230,474			245,871
Other liabilities	23,090			23,812

Total noninterest-bearing liabilities	253,564			269,683

Total liabilities	2,488,680			2,860,317
Shareholders’ equity	166,017			17,171

Total liabilities and shareholders’ equity	$2,654,697			$2,877,488

Net interest income		$72,212			$76,975

Net interest spread			3.09%			3.18%
Net interest margin			3.14%			3.10%

Note: Interest income from loans included fees of $627 thousand at September 30, 2011 and $567 thousand at September 30, 2010. Average nonaccrual loans of $197 million and $357 million are excluded from average loans at September 30, 2011 and September 30, 2010, respectively. The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute amounts of change in each.

Noninterest Income. For the quarter ended September 30, 2011, total noninterest income was negative $171 thousand, a decrease of $6.1 million or 103% as compared to the third quarter of 2010. Noninterest income did not contribute to our total revenue, defined as net interest income plus noninterest income, for the third quarter of 2011; noninterest income comprised 25% of total revenue, for the third quarter of 2010. For the nine months ended September 30, 2011, we reported total noninterest income of $5.3 million, an $11.6 million or 68% decrease over the same period in 2010. The following table provides a summary of noninterest income (in thousands) for the three and nine months ended September 30, 2011 and 2010.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Service charges on deposit accounts	$1,483	$1,609	$4,458	$5,029
Mortgage banking revenue	2,734	4,262	5,923	8,621
Gain (loss) on sale of investment securities	1,222	(1)	1,414	468
Gain (loss) on sale of premises and equipment	12	117	(30)	160
Losses on foreclosed real estate	(8,843)	(2,914)	(15,612)	(6,128)
Other-than-temporary impairment of securities	(218)	(23)	(309)	(67)
Insurance revenue	395	1,054	2,656	3,653
Brokerage revenue	76	61	212	214
Income from bank-owned life insurance	524	440	1,442	1,264
Gain on sale of insurance company	1,251	—	1,251	—
Visa check card income	571	539	1,694	1,558
ATM surcharge and network fees	202	204	616	486
Other	420	607	1,622	1,629

Total noninterest income (loss)	$(171)	$5,955	$5,337	$16,887

Service charges on deposit accounts decreased $126 thousand and $571 thousand to $1.5 million and $4.5 million for the first three and nine months, respectively, of 2011 compared to the same period in 2010 due to reduced overdraft activity along with a change in policy reducing the number of overdraft charges a customer can incur on any given day. Mortgage banking revenue, which is primarily the income associated with originating and selling first lien residential real estate loans, decreased to $2.7 million and $5.9 million in the three and nine month periods, respectively, ended September 30, 2011 compared to $4.3 million and $8.6 million in the prior year periods due to decreased loan origination activity. We generated gains of $1.2 million and $1.4 million on sales of investment securities during the first three and nine months, respectively, of 2011 compared to a loss of $1 thousand and a gain of $468 thousand for comparative 2010. Losses on foreclosed real estate for the first three and nine months of 2011 were $8.8 million and $15.6 million, respectively, compared to $2.9 million and $6.1 million for the first three and nine months, respectively, of 2010. The deteriorating economy and continued declines in certain real estate values during the past few years caused increased losses on foreclosed real estate.

Noninterest Expense. Noninterest expense represents our operating and overhead expenses. Total noninterest expense decreased $693 thousand and increased $11.5 million or a 3% decrease and a 17% increase for the three and nine months, respectively, ended September 30, 2011 compared to the three and nine months, respectively, ended September 30, 2010. The efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income excluding securities gains was 149% and 139% for the first three and nine months of 2011 compared to 104% and 93% for the first three and nine months of 2010. The following table provides a summary of total noninterest expense (in thousands) for the three and nine months ended September 30, 2011 and 2010.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Salaries and employee benefits	$10,429	$12,591	$34,041	$33,296
Occupancy	2,287	2,317	7,549	6,765
Professional and consultant fees	2,670	1,812	7,441	4,355
FDIC insurance	1,291	946	9,856	3,171
Data processing	1,283	1,185	3,489	3,834
Problem loan and repossessed asset costs	1,612	1,028	4,164	3,031
Equipment	931	1,035	2,580	3,058
Other	3,583	3,865	11,161	11,304

Total noninterest expense	$24,086	$24,779	$80,281	$68,814

Salaries and employee benefits expense in the three and nine months ended September 30, 2011 decreased $2.2 million and increased $745 thousand, respectively, compared to the same periods in 2010 and was impacted by increases in mortgage banking personnel during 2010 followed by a reduction in mortgage banking personnel, the sale of the insurance agency, and continued reductions in headcount in the general banking business during the third quarter of 2011. Occupancy expense decreased $30 thousand and increased $784 thousand for the first three and nine months, respectively, of 2011 compared to the same periods in 2010 due to lease termination expenses associated with the closure of select branches during 2011. For the first three and nine months of 2011, professional and consultant fees were $2.7 million and $7.4 million, respectively, compared to $1.8 million and $4.4 million, respectively, for comparative 2010. Professional and consultant fees increased primarily due to legal and consultant fees associated with loan collection activities and legal fees associated with the DOJ and SEC investigations. FDIC insurance was $1.3 million and $9.9 million for the three and nine months, respectively, ended September 30, 2011 as compared with $946 thousand and $3.2 million, respectively, for the same periods in 2010; the first quarter of 2011 included a one-time adjustment to FDIC insurance assessment expense of $5.4 million. Data processing expense increased $98 thousand and decreased $345 thousand for the first three and nine months, respectively, of 2011 compared to the first three and nine months of 2010 due to renegotiations on certain data processing contracts. Problem loan and repossessed asset costs increased $584 thousand and $1.1 million for the first three and nine months, respectively, of 2011 compared to the same periods during 2010 due to the expanding portfolio of problem loans. Equipment expense decreased $104 thousand and $478 thousand to $931 thousand and $2.6 million for the three and nine months, respectively, ended September 30, 2011 as compared to the same periods in 2010 due to a reduction in bank-owned vehicles and other cost reduction initiatives.

Income Tax Provision. Income tax expense for the first nine months of 2011 was $2.2 million resulting from the additional valuation allowance required after the sale of the insurance subsidiary and the decrease in the related deferred tax liability associated with the intangible book of business. Management assesses the realizability of the deferred tax asset on a quarterly basis, considering both positive and negative evidence in determining whether it is more likely than not that some portion or all of the net deferred tax asset including its net operating loss carryforward would not be realized. A valuation allowance for the entire net deferred tax asset has been established. Section 382 limitations related to the Company’s recapitalization during the quarter ended September 30, 2010 add further uncertainty to the realizability of the deferred tax assets in future periods.

ANALYSIS OF FINANCIAL CONDITION

Cash and Cash Equivalents. Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB. Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity. Cash and cash equivalents as of September 30, 2011 were $332.4 million compared to $460.9 million at December 31, 2010 and consisted mainly of deposits with the FRB.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Because the Company has raised a lot of cash in recent quarters, it is in a highly liquid position. The Company does not expect to continue to retain an equally high level of cash on hand in the future as we return our focus to core community banking.

Securities. Our investment portfolio consists primarily of available-for-sale U.S. Agency and mortgage-backed securities. Our available-for-sale securities are reported at estimated fair value. They are used primarily for liquidity, earnings, and asset/liability management purposes and are reviewed quarterly for possible impairment. At September 30, 2011, the estimated fair value of our available-for-sale investment securities was $278.8 million, a decrease of $55.4 million or 17% from $334.2 million at December 31, 2010.

Loan Portfolio. Our loan portfolio is comprised of commercial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment loans to individuals. Lending decisions are based upon an evaluation of the capacity to repay, financial strength, and credit history of the borrower, the quality and value of the collateral securing each loan, and the financial strength of underlying guarantors. With few exceptions, personal guarantees are required on loans. Our loan portfolio decreased $333.7 million or 17% to $1.6 billion as of September 30, 2011 compared to $2.0 billion as of December 31, 2010. This decrease is a result of decreased demand for loans from credit-worthy customers. Commercial loans decreased 15% to $258.8 million at September 30, 2011 compared with $304.6 million at December 31, 2010. Construction loans decreased 33% to $318.8 million at September 30, 2011 as compared to $475.3 million at December 31, 2010, thus lowering the concentration of construction loans to 20% of the total loan portfolio at September 30, 2011 compared with 24% at December 31, 2010. Real estate commercial mortgages decreased 11% to $585.8 million at September 30, 2011 compared to $659.0 million at December 31, 2010. Real estate residential mortgages decreased 11% to $434.1 million at September 30, 2011 as compared with $487.6 million at December 31, 2010. Installment loans to individuals decreased 15% to $27.8 million at September 30, 2011 compared with $32.7 million at December 31, 2010.

Within the construction segment of the loan portfolio as of September 30, 2011, the Company has exposure on $39.3 million of loans in which interest payments are satisfied through the use of a reserve that was funded by the banks upon origination and represents a portion of the borrower’s total obligation to the banks. In the instance of commercial construction, ultimate repayment is dependent upon stabilization of the funded project; whereas, in residential development, the Company is assigned a certain percentage of each sale to retire a commensurate portion of the outstanding debt. Each interest reserve transaction is monitored by the account officer, a senior credit officer, and credit administration to verify the continuation of project viability as it relates to the remaining interest reserve and additional financial capacity of the project sponsor. In certain instances, where either or both criteria have been deemed unsatisfactory, the borrower’s access to any remaining interest reserve has been curtailed on at least a temporary basis until the Company’s special assets department has been engaged to further evaluate possible resolutions.

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

Allowance for Loan Losses. The purpose of the allowance for loan losses is to provide for probable and reasonably estimable losses inherent in our loan portfolio. Management regularly reviews the loan portfolio to determine whether adjustments are necessary to maintain an allowance for loan losses sufficient to absorb losses known and inherent in the portfolio. Our review takes into consideration changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and review of current economic conditions that may affect the borrower’s ability to repay. Some of the tools used in the credit review process to identify potential problem loans include past due reports, collateral valuations, cash flow analyses of borrowers, and risk rating of

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

loans. In addition to the review of credit quality through ongoing credit review processes, we construct a comprehensive allowance analysis for our loan portfolio at least quarterly. This analysis includes specific allowances for individual loans, general allowance for loan pools that factor in our historical loan loss experience, loan portfolio growth and trends, economic conditions, and unallocated allowances predicated upon both internal and external factors.

The allowance for loan losses was $83.0 million or 5.11% of outstanding loans as of September 30, 2011 compared with $157.3 million or 8.03% of outstanding loans as of December 31, 2010. Pooled loan allocations decreased to $45.0 million at September 30, 2011 from $58.6 million at December 31, 2010 primarily due to decreases in the overall loan portfolio. Allowance coverage for the non-impaired portfolio is determined using a methodology that incorporates historical loss rates and risk ratings by loan category. Loss rates are based on a three-year weighted average with recent period loss rates weighted more heavily. We then apply an adjustment factor to each loss rate based on assessments of loss trends, collateral values, and economic and business influences impacting expected losses. Specific loan allocations decreased to $30.8 million at September 30, 2011 from $89.8 million at December 31, 2010. Unallocated allowances decreased to $7.3 million at September 30, 2011 from $8.8 million at December 31, 2010. Several factors contributed to the decrease in unallocated allowances including less risk grade migration within our portfolio, decreasing non-performing loans and charge-off volume, the continuing contraction of our total loan portfolio, and stabilization of some economic trends. The following table provides a breakdown of the allowance for loan losses and other related information (in thousands) at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010

Allowance for loan losses:
Pooled component	$44,960	$58,623
Specific component	30,776	89,838
Unallocated component	7,300	8,792

Total	$83,036	$157,253

Impaired loans	$264,152	$356,876
Non-impaired loans	1,360,955	1,601,891

Total loans	$1,625,107	$1,958,767

Pooled component as % of non-impaired loans	3.30%	3.66%
Specific component as % of impaired loans	11.65%	25.17%

Allowance as % of loans	5.11%	8.03%
Allowance as % of nonaccrual loans	50.69%	61.43%

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

Credit losses are an inherent part of our business, and although we believe the methodologies for determining the allowance for loan losses and the current level of allowance are adequate, it is possible that there may be unidentified losses in the portfolio at any particular time that may become evident at a future date pursuant to additional internal analysis or regulatory comment. Additional provisions for such losses, if necessary, would negatively impact earnings. As a result, our earnings could be adversely affected if our estimate of an adequate allowance is inaccurate. The following ratios are used by management in assessing the adequacy of the allowance for loan losses at September 30, 2011 and December 31, 2010.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	September 30, 2011	December 31, 2010

Non-performing loans for which full loss has been charged off to total loans	4.12%	2.60%

Non-performing loans for which full loss has been charged off to non-performing loans	40.90%	19.91%

Charge off rate for non-performing loans for which the full loss has been charged off	60.84%	48.08%

Coverage ratio net of non-performing loans for which the full loss has been charged off	85.77%	76.70%

Total allowance divided by total loans less non-performing loans for which the full loss has been charged off	5.33%	8.24%

Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	20.69%	36.00%

A loan is considered impaired when it is probable that all amounts due will not be collected according to the contractual terms. Subsequent recoveries, if any, are credited to the allowance. Impairment is evaluated in the aggregate for smaller balance loans of similar nature and on an individual loan basis for other loans. If a loan is considered impaired, it is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Total impaired loans were $264.2 million at September 30, 2011, a decrease of $92.7 million or 26% from December 31, 2010. Of these loans, $163.8 million were on nonaccrual status at September 30, 2011.

Net charge-offs were $127.9 million for the nine months ended September 30, 2011 as compared with $153.4 million for the nine months ended September 30, 2010. Net charge-offs in the construction category account for $84.2 million or 66% of these charge-offs. Although we expect this trend to continue, it is moderating and we expect future quarters to show lower charge-offs. As previously stated, construction loans tend to be riskier than other categories. Based on this information, we are decreasing our presence in this type of loan. Charge-offs in the other loan categories are consistent with prior periods. Net charge-offs were $13.7 million for commercial and industrial, $15.8 million for commercial mortgage, $13.1 million for residential mortgage, and $1.1 million for installment loans for the nine months ended September 30, 2011.

Deposits. Deposits are the primary source of funds for use in lending and general business purposes. Our balance sheet growth is largely determined by the availability of deposits in our markets and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at September 30, 2011 decreased $375.8 million or 16% to $2.0 billion as compared with December 31, 2010. Total brokered deposits were $114.4 million or 6% of deposits at September 30, 2011, which was a decrease of $22.4 million from the total brokered deposits of $136.8 million or 6% of deposits at December 31, 2010. Although BOHR may accept new brokered deposits up to the level at which it was at the time of the Written Agreement, BOHR is prohibited from accepting new brokered deposits beyond that point. Interest-bearing demand deposits included $16.9 million brokered money market funds at September 30, 2011, which was $2.0 million lower than the $18.9 million balance of brokered money market funds outstanding at December 31, 2010. Brokered CDs represented $97.5 million, which was a decrease of $20.4 million from the $117.9 million of brokered CDs outstanding at December 31, 2010.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Changes in the deposit categories include an increase of $20.8 million in noninterest-bearing demand deposits, a decrease of $147.8 million or 20% in interest-bearing demand deposits, and a decrease of $395 thousand in savings accounts from December 31, 2010 to September 30, 2011. Total time deposits under $100 thousand decreased $64.0 million from $703.0 million at December 31, 2010 to $639.0 million at September 30, 2011. Time deposits over $100 thousand decreased $184.4 million from $701.3 million at December 31, 2010 to $516.9 million at September 30, 2011. The changes in both categories of time deposits were primarily due to lower rates offered on certificates of deposit resulting in run-off as maturity dates were reached, particularly in the national market time deposit portfolio.

Borrowings. We use short-term and long-term borrowings from various sources including the FHLB, funds purchased from correspondent banks, reverse repurchase agreements, and trust preferred securities. We manage the level of our borrowings to ensure that we have adequate sources of liquidity. Our FHLB borrowings on September 30, 2011 were $196.2 million compared to $213.4 million at December 31, 2010.

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

In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. We have immediate liquid resources in cash, interest-bearing deposits, and overnight funds sold. The potential sources of short-term liquidity include interest-bearing deposits as well as the ability to pledge or sell certain assets including available-for-sale investment securities. Short-term liquidity is further enhanced by our ability to pledge or sell loans in the secondary market and to secure borrowings from the FRB and FHLB. Short-term liquidity is also generated from securities sold under agreements to repurchase, funds purchased, and short-term borrowings. Deposits have historically provided us with a long-term source of stable and relatively lower cost funding. Additional funding is available through the issuance of long-term debt.

We continued to maintain a strong liquidity position during the first nine months of 2011. Cash and cash equivalents were $332.4 million and available-for-sale investment securities were $278.8 million as of September 30, 2011. At September 30, 2011, the amount of funds we have available from the FRB and FHLB were $60.3 million and $228.9 million, respectively.

The Company has agreements in place to sell certain branches and related deposits to third-party buyers. These deposit sales are expected to close some time in the fourth quarter of 2011. The Company currently carries a high level of cash and overnight funds and has access to other sources of liquidity as necessary to support the closing of these deposit sales. At September 30, 2011, total deposits in the branches subject to sale were $287.6 million.

Capital Resources. The Company and the Banks are subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. Tier I capital is comprised of shareholders’ equity, net of unrealized gains or losses on available-for-sale securities, less intangible assets, while total risk-based capital adds certain debt instruments and qualifying allowances for loan losses. As of September 30, 2011, our consolidated regulatory capital ratios are Tier 1 Leverage Ratio of 6.10%, Tier 1 Risk-Based Capital Ratio of 8.79%, and Total Risk-Based Capital Ratio of 10.08%. As of September 30, 2011, the Company exceeded the regulatory capital minimums, and BOHR and Shore were both considered “well capitalized” under the risk-based capital standards. Their Tier 1 Leverage Ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital Ratio were as follows: 6.06%, 8.74%, and 10.04%, respectively, for BOHR and 7.92%, 10.93%, and 12.19%, respectively, for Shore.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total shareholders’ equity decreased $55.1 million or 29% to $135.7 million at September 30, 2011 compared to $190.8 million at December 31, 2010.

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

Interest payable under the Trust Preferred Securities continues to accrue during the deferral period and interest on the deferred interest also accrues, both of which must be paid at the end of the deferral period and totaled $2.4 million at September 30, 2011. Prior to the expiration of the deferral period, the Company has the right to further defer interest payments, provided that no deferral period, together with all prior deferrals, exceeds 20 consecutive quarters and that no event of default (as defined by the terms of the applicable Trust Preferred Securities) has occurred and is continuing at the time of the deferral. The Company was not in default with respect to the terms of the Trust Preferred Securities at the time the quarterly payments were deferred and such deferrals did not cause an event of default under the terms of the Trust Preferred Securities.

Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet our customers’ financing needs. For more information on our off-balance sheet arrangements, see Note 15, Financial Instruments with Off-Balance-Sheet Risk, of the Notes to Consolidated Financial Statements contained in the 2010 Form 10-K.

Contractual Obligations. We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products and services from unaffiliated parties. Our contractual obligations consist of time deposits, borrowings, and operating lease obligations. Other than the termination of leases due to branch closings, there have not been any material changes in our contractual obligations from those disclosed in the 2010 Form 10-K.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

USE OF NON-GAAP FINANCIAL MEASURES

The ratios “book value per common share-tangible,” “shareholders’ equity-tangible,” and “common shareholders’ equity-tangible” are non-GAAP financial measures. The Company believes these measurements are useful for investors, regulators, management, and others to evaluate capital adequacy and to compare against other financial institutions. The following is a reconciliation (in thousands) of these non-GAAP financial measures with financial measures defined by GAAP.

	September 30, 2011	December 31, 2010

Shareholders’ equity	$135,670	$190,795
Less: intangible assets	4,130	10,858

Shareholders’ equity - tangible	$131,540	$179,937

Common shareholders’ equity	$135,670	$190,795
Less: intangible assets	4,130	10,858

Common shareholders’ equity - tangible	$131,540	$179,937

Shareholders’ equity (average)	$166,017	$189,639
Less: intangible assets (average)	9,546	12,640

Shareholders’ equity - tangible (average)	$156,471	$176,999

Common shareholders’ equity (average)	$166,017	$54,536
Less: intangible assets (average)	9,546	12,640

Common shareholders’ equity - tangible (average)	$156,471	$41,896

Return on average common equity	(62.17%)	(287.64%)
Impact of excluding intangible assets	(3.80%)	(90.62%)

Return on average common equity - tangible	(65.97%)	(378.26%)

Book value per common share	$3.93	$5.71
Impact of excluding intangible assets	(0.12)	(0.32)

Book value per common share - tangible	$3.81	$5.39

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

The expected effect on net interest income for the twelve months following September 30, 2011 and December 31, 2010 due to an immediate change in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

	September 30, 2011		December 31, 2010
(in thousands)	Change in Net Interest Income		Change in Net Interest Income
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$(620)	(0.82)%	$4,627	6.03%
+100 basis points	(607)	(0.80)%	1,775	2.31%
-100 basis points	(1,971)	(2.60)%	1,022	1.33%
-200 basis points	N/A	N/A	N/A	N/A

The above analysis suggests that we project a decrease in net interest income assuming an immediate increase or decrease in interest rates. It should be noted, however, that the simulation analysis is based upon equivalent changes in interest rates for all categories of assets and liabilities. In normal operating conditions, interest rate changes rarely occur in such a uniform manner. Many factors affect the timing and magnitude of interest rate changes on financial instruments. In addition, management may deploy strategies that offset some of the impact of changes in interest rates. Consequently, variations should be expected from the projections resulting from the controlled conditions of the simulation analysis. Management maintains a simulation model where it is assumed that interest rate changes occur gradually, that rate increases for interest-bearing liabilities lag behind the rate increases of interest-earning assets, and that the level of deposit rate increases will be less than the level of rate increases for interest-earning assets.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 4. Controls and Procedures

As of September 30, 2011, the Company’s management, with the participation of the Company’s Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial conditions, or results of operations except as provided below.

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

Risks Related to our Business

We incurred significant losses in 2009, 2010, and through the first nine months of 2011. The losses will likely continue for the remainder of 2011, and we can make no assurances as to when we will be profitable.

Throughout 2009, 2010, and through the first nine months of 2011, our loan customers continued to operate in an economically stressed environment. Economic conditions in the markets in which we operate remain constrained and the levels of loan delinquencies and defaults that we experienced were substantially higher than historical levels and our net interest income did not grow significantly.

As a result, our net loss available to common shareholders for the nine months ended September 30, 2011 was $77.2 million or $2.28 per common diluted share compared to our net loss available to common shareholders for the nine months ended September 30, 2010 of $64.5 million or $65.73 per common diluted share. The net loss for the nine months ended September 30, 2011 was primarily attributable to a significant provision for loan losses, the impact of nonaccrual loans on interest income, losses on foreclosed real estate and repossessed assets, other expenses related to the resolution of problem loans, and a one-time adjustment to our FDIC insurance expense. Our net interest margin increased 4-basis points to 3.14% for the nine months ended September 30, 2011 compared from 3.10% for the nine months ended September 30, 2010, and our net interest income decreased $3.6 million for the nine months ended September 30, 2011 as compared to the same period in 2010. This trend may continue for the remainder of 2011 and throughout 2012 and could adversely impact our ability to become profitable. In light of the current economic environment, significant additional provisions for loan losses also may be necessary to supplement the allowance for loan losses in the future. As a result, we may continue to incur significant credit costs and net losses for the remainder of 2011 and into 2012, which would continue to adversely impact our financial condition, results of operations, and the value of our Common Stock. We expect to incur a net loss for the 2011 fiscal year taken as a whole, and we can make no assurances as to when we will be profitable.

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

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

The determination of the appropriate balance of our allowance for loan losses is merely an estimate of the inherent risk of loss in our existing loan portfolio and may prove to be incorrect. If such estimate is proven to be materially incorrect and we are required to increase our allowance for loan losses, our results of operations, financial condition, and the value of our Common Stock could be materially adversely affected.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to our expenses that represents management’s best estimate of probable losses within our existing portfolio of loans. Our allowance for loan losses amounted to $83.0 million at September 30, 2011, which represented 5.11% of our total loans, as compared to $157.3 million, or 8.03% of total loans, at December 31, 2010. The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and unidentified losses inherent in the current loan portfolio that have been increasing in light of recent economic conditions. For further discussion on the impact continued weak economic conditions have on the collateral underlying our loan portfolio, see “If the value of real estate in the markets we serve were to further decline materially, a significant portion of our loan portfolio could become further under-collateralized, which could result in a material increase in our allowance for loan losses and have a material adverse effect on us.”

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

Our non-performing assets as a percentage of total assets decreased to 10% at September 30, 2011 from 11% at December 31, 2010. On September 30, 2010, 2% of our loans are 30 to 89 days delinquent and are treated as performing assets. Based on these delinquencies, more loans may become non-performing. The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets.

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

Beginning in the fourth quarter of 2011, we may need to raise additional capital to sustain our capital levels. As indicated above, our ability to raise capital through the sale of additional securities will depend primarily upon our financial condition and the condition of financial markets at that time. Our regulatory capital at September 30, 2011, was 0.09% above the level required to be considered “well capitalized” on a consolidated basis under the regulations of the Federal Reserve. If we fall below this level, we could face regulatory action that could limit our future operations, and we may not be able to obtain additional capital in satisfactory amounts or terms or at all. Our growth or financial condition may be constrained if we are unable to raise capital as needed.

We may become subject to additional regulatory restrictions in the event that our regulatory capital levels continue to decline.

Although the Company, BOHR, and Shore qualified as “well capitalized” for regulatory capital purposes as of September 30, 2011, if our regulatory capital level falls below “well capitalized” it could have a material adverse effect on our business, financial condition, results of operations, cash flows, and/or future prospects. If BOHR or Shore is unable to remain “well capitalized,” we could face increased scrutiny from our regulators and additional regulatory restrictions. In particular, we could be further limited in our use of brokered deposits and in the interest rates that we pay on deposits, either of which could negatively impact our ability to fund our loan portfolio.

Under the terms of the Written Agreement, BOHR currently is prohibited from accepting any new brokered deposits in excess of the level at which it was when it entered the Written Agreement. If BOHR is unable to remain “well capitalized,” however, it will be subject to additional restrictions on its ability to renew or roll over any brokered deposits unless it receives a waiver from the FDIC. While Shore is not included in the Written Agreement and not subject to the restrictions therein, it also would be prohibited from accepting, renewing, or rolling over brokered deposits without an FDIC waiver if it fell below “well-capitalized” status. In addition, if BOHR or Shore is not “well capitalized,” it will be prohibited from paying rates in excess of 75 basis points above the national market average on deposits for comparable maturity. If BOHR or Shore are unable to renew or roll over brokered deposits or if a restriction is placed on the rates that BOHR and Shore are able to pay on deposit accounts that negatively impacts their ability to compete for core deposits in the Company’s market area, they may be unable to attract or maintain core deposits, and their liquidity and ability to support demand for loans could be adversely affected.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

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

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

This description of the Written Agreement is qualified in its entirety by reference to the copy of the Written Agreement filed with the Company’s Current Report on Form 8-K, filed June 17, 2010. To date, the Company and BOHR have met all of the deadlines for taking actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement. A Risk Committee was appointed to oversee the Company’s compliance with the terms of the agreement and has met each month to review compliance. Written plans have been submitted for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations. The Company has also submitted its written policies and procedures for maintaining an adequate allowance for loan losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $2.5 million. Additionally, the Company instituted the required review process for all classified loans. Previously, the Company charged off the assets identified as loss from the previous examination. Moreover, the Company has raised $295.0 million in the closings of several related transactions in the third and fourth quarters of 2010. The Company exceeded the regulatory capital minimums and BOHR was “well capitalized” under the risk-based capital standards as September 30, 2011. As a result, management believes the Company and BOHR are in full compliance with the terms of the Written Agreement.

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

In addition, Section 29 of the Federal Deposit Insurance Act limits the use of brokered deposits by institutions that are less than “well capitalized” and allows the FDIC to place restrictions on interest rates that institutions may pay. If BOHR or Shore is unable to remain “well capitalized” for regulatory purposes, it will be, among other restrictions, prohibited from paying rates in excess of 75-basis points above the national market average on deposits of comparable maturity. If a restriction is placed on the rates that BOHR and Shore are able to pay on deposit accounts that negatively impacts their ability to compete for deposits in our market area, our banks may be unable to attract or maintain core deposits, and their liquidity and ability to support demand for loans could be adversely affected.

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

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

We may not be able to consummate or realize the anticipated benefits from our previously-announced sale of branches, which could have a material adverse affect on our results of operations or financial condition.

As previously announced, we have entered into agreements to sell certain of our bank branches. In addition to returning our focus to our core community banking business in our core markets, we expect that these sales, among other things, will reduce our expense base and, by reducing our assets and liabilities, improve our capital ratios. While the sale of one of the branches was consummated on October 3, 2011, the consummation of the remaining proposed branch sales is subject to a number of conditions, including receipt of necessary regulatory approvals and execution of certain real property leases, and there can be no assurance that the sales of these branches will occur. If we are unable to consummate any or all of the remaining proposed sales, then we will not derive the expected benefits to our results of operations and financial condition that we anticipate as a result of these sales, such as a reduction to our expense base. Finally, if we are unable to consummate the sale of any or all of the remaining branches proposed to be sold, our ability to grow or achieve or maintain profitability in the future may be adversely impacted.

Even if we do consummate the sale of some or all of the branches proposed to be sold, we nonetheless may not fully realize the anticipated benefits of such sales. Among other things, the loss of revenue from these branches could outweigh the expected expense reduction. These and other potential consequences of the proposed sales could have an adverse impact on our financial condition or results of operations.

FDIC insurance assessments will likely increase from our prior inability to maintain a well-capitalized status, which would further decrease earnings.

The Emergency Economic Stabilization Act of 2008 temporarily increased the limit on FDIC coverage to $250,000 for all accounts through December 31, 2013. The Dodd-Frank Act, signed by President Obama on July 21, 2010, permanently lifted the FDIC coverage limit to $250,000. The Dodd-Frank Act also revised the assessment methodology for funding the Deposit Insurance Fund (“DIF”) requiring that assessments be based on an institution’s average consolidated total assets minus average tangible equity, rather than the institution’s deposits. The FDIC’s implementing regulation for these amendments is generally effective for the quarter beginning April 1, 2011, and will be reflected in invoices for assessments due September 30, 2011. In addition, in May 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the DIF. The assessment is equal to five-basis points of the Company’s total assets minus Tier 1 capital as of June 30, 2009. This represented a charge of approximately $1.4 million, which was recorded as a pre-tax charge during the second quarter of 2009. The FDIC has indicated that future special assessments are possible.

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

The recent debate in Congress regarding the national debt ceiling, federal budget deficit concerns, and overall weakness in the economy recently resulted in a downgrade of U.S. government securities by Standard & Poor’s, one of the three major credit rating agencies. This downgrade, and the possible future downgrade of the federal government’s credit rating by one or both of the other two major ratings agencies, could create uncertainty in the U.S. and global financial markets and cause other events which, directly or indirectly, may adversely affect the Company’s operations, earnings, and financial condition.

Our commercial real estate and equity line lending may expose us to a greater risk of loss and hurt our earnings and profitability.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

Our business strategy centers, in part, on offering commercial and equity line loans secured by real estate in order to generate interest income. These types of loans generally have higher yields and shorter maturities than traditional one-to-four family residential mortgage loans. At September 30, 2011, commercial real estate and equity line lending totaled approximately $427.8 million, which represented 26% of total loans. Such loans increase our credit risk profile relative to other financial institutions that have lower concentrations of commercial real estate and equity line loans.

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

At September 30, 2011, we had loans of $318.8 million or 20% of total loans outstanding to finance construction and land development. Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.

We are not paying dividends on our Common Stock and currently are prevented from doing so. The failure to resume paying dividends on our Common Stock may adversely affect the value of our Common Stock.

We paid cash dividends on our Common Stock prior to the third quarter of 2009. During the third quarter of 2009, we suspended dividend payments. We are prevented by our regulators from paying dividends until our financial position improves. In addition, the retained deficit of BOHR, our principal banking subsidiary, is approximately $428.4 million as of September 30, 2011. Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings. It is unlikely in the foreseeable future that we would be able to pay dividends if BOHR cannot pay dividends to us. Although we can seek to obtain a waiver of this prohibition, our regulators may choose not to grant such a waiver, and we would not expect to be granted a waiver or be released from this obligation until our financial performance and retained

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

earnings improve significantly. As a result, there is no assurance if or when we will be able to resume paying cash dividends. Even if we are allowed by our regulators to resume paying dividends again, our exchange agreement with the Treasury provides that, until the earlier of December 31, 2011 or such time as the Treasury ceases to own any debt or equity securities of the Company, we must obtain the consent of the Treasury prior to declaring or paying any cash dividend of more than $0.006 per share of our Common Stock.

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

The market price of our Common Stock could drop if our existing shareholders decide to sell their shares. As of September 30, 2011, affiliates of the Carlyle Group, affiliates of Anchorage Investors, L.L.C., CapGen Capital Group VI LP, affiliates of Fir Tree, Inc., affiliates of Davidson Kemper Capital Management, and C12 Protium Value Opportunities Ltd. owned 22.8%, 20.8%, 17.5%, 9.6%, 9.6%, and 2.2%, respectively, of the outstanding shares of our Common Stock. Pursuant to the various definitive investment agreements that we have entered into with these shareholders, each of the shareholders listed above received certain registration rights covering the resale of shares of our Common Stock. In addition, the shares of certain of these shareholders may be traded, subject to certain volume limitations in some cases, pursuant to Rule 144 under the Securities Act. If any of these shareholders sell large amounts of our Common Stock, or other investors perceive such sales to be imminent, the market price of our Common Stock could drop significantly.

In addition, as of September 30, 2011, the U.S. Treasury owned 6% of the outstanding shares of our Common Stock plus a warrant to purchase an additional 53,035 shares of our Common Stock. In connection with the issuance of such shares of Common Stock and the warrant, we entered into an Exchange Agreement with the Treasury, under the terms of which the Treasury received certain registration rights covering the resale of such shares of Common Stock or the warrant, and the shares are freely transferable pursuant to Rule 144 under the Securities Act. The sale of the shares of Common Stock owned by the Treasury, the exercise of the warrant, and sale of the underlying shares of Common Stock, or the perception by other investors that such sales are imminent, could adversely affect the market for our Common Stock.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of the Company’s Common Stock in the open market and through privately negotiated transactions. There were no share repurchase transactions conducted during the third quarter of 2011.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM  4 – REMOVED AND RESERVED

ITEM 5 – OTHER INFORMATION

None.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

ITEM 6 – EXHIBITS

10.1	Purchase & Assumption Agreement, dated July 14, 2011, by and between The Bank of Hampton Roads and The East Carolina Bank, incorporated by reference from the Registrant’s From 8-K, filed July 14, 2011.

10.2	Asset Purchase Agreement, dated August 1, 2011, by and among Bankers Insurance, L.L.C., Gateway Insurance Services, Inc., and The Bank of Hampton Roads, incorporated by reference from the Registrant’s From 8-K, filed August 2, 2011.

10.3	Consulting Agreement, dated August 17, 2011, by and between Hampton Roads Bankshares and John A. B. Davies, Jr., incorporated by reference from the Registrant’s Form 8-K, filed August 18, 2011.

10.4	Transition Agreement, dated August 17, 2011, by and between Hampton Roads Bankshares and John A. B. Davies, Jr., incorporated by reference from the Registrant’s Form 8-K, filed August 18, 2011.

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer.*

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Statement of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	The following materials from the Hampton Roads Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: November 14, 2011	/s/ Stephen P. Theobald
Stephen P. Theobald
Chief Financial Officer