Form 10-K
period 2011-12-31
HAMPTON ROADS BANKSHARES INC
filed 2012-03-13
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $136,767,099

The number of shares outstanding of the issuer’s Common Stock as of March 1, 2012 was 34,561,146 shares, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2011 are incorporated by reference into Part II, which excerpts from the Annual Report are filed herewith as Exhibit 13.1.

Hampton Roads, Bankshares, Inc.

Form 10-K Annual Report

For the Year Ended December 31, 2011

PART 1

ITEM 1 - BUSINESS

Overview

Unless indicated otherwise, the terms “we,” “us,” or “our” refer to Hampton Roads Bankshares, Inc. and its consolidated subsidiaries.

Hampton Roads Bankshares, Inc. (the “Company”), a Virginia corporation, was incorporated under the laws of the Commonwealth of Virginia on February 28, 2001, primarily to serve as a holding company for Bank of Hampton Roads (“BOHR”). On July 1, 2001, all BOHR common stock converted into Hampton Roads Bankshares, Inc. common stock on a share for share exchange basis, making BOHR a wholly-owned subsidiary of the Company. In January 2004, the Company formed Hampton Roads Investments, Inc., a wholly-owned subsidiary, to provide securities, brokerage, and investment advisory services. This subsidiary is currently inactive.

On June 1, 2008, pursuant to the terms of the Agreement and Plan of Merger dated as of January 8, 2008 by and between the Company and Shore Financial Corporation (“SFC”), the Company acquired via merger all of the outstanding shares of SFC making Shore Bank (“Shore”) a wholly-owned subsidiary of the Company. Shore has a wholly-owned subsidiary, Shore Investments, Inc.

On December 31, 2008, pursuant to the terms of the Agreement and Plan of Merger dated as of September 23, 2008 by and between the Company and Gateway Financial Holdings, Inc. (“GFH”), the Company acquired via merger all of the outstanding shares of GFH making Gateway Bank & Trust Co. (“Gateway”) a wholly-owned subsidiary of the Company. At the time of acquisition, Gateway had three wholly-owned subsidiaries: Gateway Insurance Services, Inc., Gateway Investment Services, Inc., and Gateway Bank Mortgage, Inc. On May 11, 2009, Gateway was dissolved and merged into BOHR; the subsidiaries became wholly-owned subsidiaries of BOHR. On August 1, 2011, Gateway Insurance Services, Inc. was sold.

During 2011 one of our concentrations was to return our focus to core community banking by making choices to reduce branches that are similar in proximity and those in our less profitable markets. On December 31, 2010, we had 58 branches, and as of December 31, 2011, we reduced our branches to 46. We have intentions to close or sell eight more branches in 2012.

BOHR is a Virginia state-chartered commercial bank with 20 full-service offices in the Hampton Roads region of southeastern Virginia, including eight offices in the city of Chesapeake, three offices in the city of Norfolk, seven offices in the city of Virginia Beach, one office in Emporia, and one office in the city of Suffolk. In addition, BOHR has 18 full-service offices located in the Northeastern and Research Triangle regions of North Carolina and in Richmond, Virginia that do business as Gateway. The bank owns two wholly-owned operating subsidiaries. Gateway Investment Services, Inc. assists customers in their securities brokerage activities through an arrangement with an unaffiliated broker-dealer. As prescribed by this arrangement, Gateway Investment Services, Inc. earns revenue through a commission sharing arrangement with the unaffiliated broker-dealer. Gateway Bank Mortgage, Inc. provides mortgage banking services with products that are sold on the secondary market. BOHR commenced operations in 1987.

Shore is a Virginia state-chartered commercial bank with seven full-service offices and an investment center located on the Delmarva Peninsula, otherwise known as the Eastern Shore. Shore operates on the Virginia and Maryland portions of the Eastern Shore, including the counties of Accomack and Northampton in Virginia and the Pocomoke City and Salisbury market areas in Maryland. Shore’s subsidiary, Shore Investments, Inc., provides non-deposit investment products including stocks, bonds, mutual funds, and insurance products. Shore Investments, Inc. has an investment in a Virginia title insurance agency that enables Shore to offer title insurance policies to its real estate loan customers. On July 7, 2011, Shore expanded its Maryland banking operations into the West Ocean City, Maryland area with the opening of a Loan Production Office. Shore commenced operations in 1961.

BOHR and Shore may be collectively referred to as the “Banks” throughout this document.

Our principal executive office is located at 999 Waterside Drive, Suite 200, Norfolk, VA 23510 and our telephone number is (757) 217-1000. The Company’s common stock, par value $0.01 per share (the “Common Stock”), trades on the NASDAQ Global Select Market under the symbol “HMPR.” On April 27, 2011, the Company effected a 1 for 25 stock split. As a result, all prior period amounts have been restated to give retroactive effect of this reverse split.

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

As a result, during the Spring and Summer of 2010, the Company entered into the various definitive investment agreements (the “Investment Agreements”) with the Investors to purchase 25,500,000 shares of Common Stock of the Company for $10.00 per share as part of an aggregate $255 million private placement (the “Private Placement”), in two separate closings. The “Investors” are affiliates of The Carlyle Group (“Carlyle”) and Anchorage Advisors, L.L.C. (“Anchorage”) (together Carlyle and Anchorage are referred to as the “Anchor Investors”), CapGen Capital Group VI LP (“CapGen”), affiliates of Davidson Kempner Capital Management (“Davidson Kempner”), affiliates of Fir Tree, Inc. (“Fir Tree”), and C12 Protium Value Opportunities Ltd. (“C12”).

The initial closing (the “First Closing”) related to the issuance of $235 million worth of Common Stock occurred on September 30, 2010 following shareholder approval at the Company’s shareholders’ meetings held on September 28, 2010 and upon the exchange of 80,347 shares of Series C preferred stock held by the United States Department of the Treasury (the “Treasury”) for newly-created shares of Series C-1 preferred stock (the “TARP Exchange”) and subsequent conversion of such Series C-1 preferred shares into 2,089,022 shares of Common Stock (the “TARP Conversion”), the exchange of Series A and B preferred for up to 912,240 shares of Common Stock (the “Exchange Offers”), and approval of an amendment to the preferred stock designations (the “Preferred Amendments”). Certain of the Investors or their affiliates also received warrants to purchase Common Stock in connection with the Private Placement. Additional information on these warrants and the transactions comprising the Company’s Recapitalization Plan (as defined below) can be found in Note 3, Recapitalization Plan, of the Notes to the Company’s consolidated financial statements, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity” and below.

The second closing, related to the issuance of an additional $20 million worth of Common Stock to the Investors (the “Second Closing” and collectively with the First Closing, the “Closings”), occurred on December 28, 2010.

In addition, under the terms of the Investment Agreements, the Company was required to conduct a $40 million rights offering, which allowed existing shareholders of record on September 29, 2010 to purchase common shares at the same $10.00 purchase price per share as the Investors (the “Rights Offering”). Pursuant to the Investment Agreements, the Investors agreed to purchase any shares not sold in the Rights Offering pursuant to a backstop commitment (the “Backstop”). Eligible shareholders who elected to participate in the Rights Offering purchased 976,000 shares. Pursuant to the Investment Agreements, the Investors honored their backstop commitments to purchase at the same price per share the remaining 3,024,000 shares not purchased by shareholders eligible to participate in the Rights Offering. This transaction also closed on December 28, 2010.

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

During the second quarter of 2011, the Company sold a total of 1,169,789 shares of Common Stock in a series of sales made in an “at-the-market” offering that opened June 15, 2011 and concluded June 28, 2011. The Company’s net proceeds from the “at-the-market” offering were $15.5 million.

As of December 31, 2011, BOHR was above the “well-capitalized” threshold with respect to its Tier 1 Risk-Based Capital ratio and Leverage ratio and “adequately capitalized” with respect to its Total Risk Based Capital Ratio. Each of Shore’s capital ratios remained above the “well-capitalized” threshold at December 31, 2011.

Business

Principal Products or Services

Hampton Roads Bankshares, Inc. engages in a general community and commercial banking business, targeting the banking needs of individuals and small- to medium-sized businesses in our primary service areas including the Hampton Roads region of southeastern Virginia, the Northeastern and Research Triangle regions of North Carolina, the Eastern Shore of Virginia and Maryland, and Richmond, Virginia. The Company’s primarily products are traditional deposit and loan services.

We offer a broad range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, Negotiable Order of Withdrawal (“NOW”) accounts, savings accounts, and individual retirement accounts as well as certificates of deposit with a range of maturity date options. The primary sources of deposits are small- and medium-sized businesses and individuals within our target markets. Additionally, we entered the national certificate of deposit and the brokered certificate of deposit markets. Pursuant to the Written Agreement, however, BOHR is currently prohibited from accepting brokered deposits greater than the amount it had when the Written Agreement was entered into. Further, until BOHR becomes “well capitalized” for regulatory capital purposes, it cannot renew or accept brokered deposits without prior regulatory approval, and it may not offer interest rates on our deposit accounts that are significantly higher than the average rates in our market area.

All deposit accounts are insured by the FDIC up to the maximum allowed by law. Additionally and pursuant to Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the FDIC has adopted final rules whereby it will provide unlimited deposit insurance for noninterest-bearing transaction accounts through December 31, 2012. This includes personal and business noninterest-bearing deposit and checking accounts and certain types of attorney trust accounts. This temporary unlimited coverage is in addition to the FDIC’s coverage of $250,000 available to depositors under the FDIC’s general deposit insurance rules.

We offer a range of commercial, real estate, and consumer lending products and services, described in further detail below. Our loan portfolio is comprised of the following categories: commercial and industrial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment loans. Our primary lending objective is to meet business and consumer needs in our market areas while maintaining our standards of profitability and credit quality and enhancing client relationships. All lending decisions are based upon an evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan. With few exceptions, personal guarantees are required on all loans.

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

Construction loans. Although we are generally no longer making new loans to finance construction and land development, a significant amount of our portfolio contains such loans. Historically, we made construction and development loans to individuals and businesses for the purpose of construction of single family residential properties, multi-family properties, and commercial projects as well as the development of residential neighborhoods and commercial office parks. To manage risk on construction and development loans, the Banks funded these loans on an “as-completed” basis with experienced bank representatives inspecting the properties before funding. Larger, more complicated projects required independent inspections by an architectural or engineering firm approved by the Banks prior to funding. Additionally, risk was being managed in the construction and development portfolio by limiting additional lending for speculative building of both residential and commercial properties, based upon the borrower’s history with the Banks, financial strength, and the loan-to-value ratio of such speculative property. The Banks rarely exceeded 80% loan-to-value on any new construction loan. An individual who borrowed with the purpose of building a personal residence provided evidence of a permanent mortgage as well as a contract with a builder before the closing of the loan.

Real estate-commercial mortgage loans. The Banks make commercial mortgage loans for the purchase and re-financing of owner occupied commercial properties as well as non-owner occupied income producing properties. These loans are secured by various types of commercial real estate including office, retail, warehouse, industrial, storage facilities, and other non-residential types of properties. Commercial mortgage loans typically have maturities or are callable from one to five years. Underwriting for all commercial mortgages involves an examination of debt service coverage ratios, the borrower’s creditworthiness and past credit history, and the guarantor’s personal financial condition. Underwriting for non-owner occupied commercial mortgages also involves evaluation of the current leases and financial strength of the tenants.

Real estate-residential mortgage loans. We offer a wide range of residential mortgage loans through our Banks and our subsidiary, Gateway Bank Mortgage, Inc. Our residential mortgage portfolio held by the Banks includes first and junior lien mortgage loans, home equity lines of credit, and other term loans secured by first and junior lien mortgages. Residential mortgage loans have historically been lower risk loans in the Banks’ portfolios due to the ease in which the value of the collateral is ascertained, although the risks involved with these loans has been on the rise lately due to falling home prices and high unemployment in our markets. First mortgage loans are generally made for the purchase of permanent residences, second homes, or residential investment property. Second mortgages and home equity loans are generally for personal, family, and household purposes such as home improvements, major purchases, education, and other personal needs. Mortgages that are secured by a borrower’s primary residence are made on the basis of the borrower’s ability to repay the loan from his or her regular income as well as the general creditworthiness of the borrower. Mortgages secured by residential investment property are made based upon the same guidelines as well as the borrower’s ability to cover any cash flow shortages during the marketing of such property for rent.

Installment loans. Installment loans are made on a regular basis for personal, family, and general household purposes. More specifically, we make automobile loans, home improvement loans, loans for vacations, and debt consolidation loans. Due to low interest rates offered by auto dealership financial programs, this segment of the loan portfolio has declined in recent years. While consumer financing may entail greater collateral risk than real estate financing on a per loan basis, the relatively small principal balance of each loan mitigates the risk associated with this segment of the portfolio.

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

Additional Services

In addition to its banking operations, the Company has two other reportable segments: Mortgage and Other. At the end of the third quarter of 2011, the Company sold Gateway Insurance Services, Inc., a wholly-owned subsidiary, for a gain of $1.3 million. As a result of the sale, the Company’s investment and insurance segments were combined into the reportable segment “Other.”

In our Mortgage segment, Gateway Bank Mortgage, Inc. engages in originating and processing mortgage loans. For our Other segment, two of our wholly-owned subsidiaries, Shore Investments, Inc. and Gateway Investment Services, Inc., provide securities, brokerage, and investment advisory services and are capable of handling many aspects of wealth management including stocks, bonds, annuities, mutual funds, and financial consultations.

For financial information about our business segments, see Note 17, Business Segment Reporting, of the Notes to the Company’s consolidated financial statements.

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

Throughout our markets, we have a network of fifty-three ATMs, which are accessible by the customers of our subsidiary banks.

Recent Developments

On February 13, 2012, we announced our intention to offer shares of our Common Stock in an offering that we expect will raise between $54.0 million and $86.0 million in gross proceeds and anticipate will settle during the second quarter of 2012.

Competition

The financial services industry in our market area remains highly competitive and is constantly evolving. We experience strong competition with competitors, some of which are not subject to the same degree of regulation that is imposed on us. Many of them have broader geographic markets and substantially greater resources, and therefore, can offer more diversified products and services.

In our market areas, we compete with large national and regional financial institutions, savings banks, and other independent community banks, as well as credit unions, consumer finance companies, mortgage companies, and loan production offices. Many of these institutions have substantially greater assets and capital than we do. In many instances, these institutions have greater lending limits than we do. Competition for deposits and loans is affected by factors such as interest rates offered, the number and location of branches, types of products offered, and reputation of the institution. We believe that our pricing of products has remained competitive, but our historical success is primarily attributable to high quality service and community involvement.

Market

The Company’s market area includes the Hampton Roads cities of Chesapeake, Norfolk, Virginia Beach, Portsmouth, and Suffolk, Virginia; the Northeastern and Research Triangle regions of North Carolina; the Eastern Shore of Virginia and Maryland; and Richmond, Virginia. This region has a diverse, well-rounded economy supported by a solid manufacturing base and a significant military presence. The Company has no significant concentrations to any one customer.

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

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act (the “Acts”), together with their regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company, which is generally deemed to occur if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Under the Acts, prior notice to the Federal Reserve is required if a person acquires 10% or more, but less than 25%, of any class of voting securities and if the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption. Currently, none of our investors own 25% or more of the outstanding Common Stock of the Company.

Payment of Dividends

The Company is a legal entity separate and distinct from the Banks and their subsidiaries. Substantially all of our cash revenues will result from dividends paid to us by our Banks and interest earned on short-term investments. Our Banks are subject to laws and regulations that limit the amount of dividends that they can pay. Under Virginia law, a bank may declare a dividend out of the bank’s net undivided profits, but not in excess of its accumulated retained earnings. Additionally, our Banks may not declare a dividend, unless the dividend is approved by the Federal Reserve, if the total amount of all dividends, including the proposed dividend, declared by the bank in any calendar year exceeds the total of the bank’s retained net income of that year to date, combined with its retained net income of the two preceding years. Federal Reserve regulations also provide that a bank may not declare a dividend in excess of its undivided profits without Federal Reserve approval. Our Banks may not declare or pay any dividend if, after making the dividend, the bank would be “undercapitalized,” as defined in the banking regulations. As of December 31, 2011, both the Company and BOHR were prevented by the Written Agreement from paying dividends without prior regulatory approval.

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

Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000. The coverage limit is per depositor, per insured depository institution for each ownership category.

The FDIC has implemented a risk-based deposit insurance assessment system under which the assessment rate for an insured institution may vary according to regulatory capital levels of the institution and other factors, including supervisory evaluations. In addition to being influenced by the risk profile of the particular depository institution, FDIC premiums are also influenced by the size of the DIF in relation to total deposits in FDIC insured banks.

This system is intended to tie each bank’s deposit insurance assessments to the risk it poses to the FDIC’s deposit insurance fund. Under the risk-based assessment system, the FDIC evaluates each bank’s risk based on three primary factors: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if applicable. Rates vary between 2.5 and 45 basis points, depending on the insured institution’s Risk Category. The FDIC also has authority to impose special assessments.

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

The Dodd-Frank Act changes how the FDIC will calculate future deposit insurance premiums payable by insured depository institutions. Assessments will generally be based upon a depository institution’s average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period, whereas assessments were previously based on the amount of an institution’s insured deposits. The minimum deposit insurance fund ratio will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10 billion or more.

The Dodd-Frank Act also provides the FDIC with discretion to determine whether to pay rebates to insured depository institutions when its deposit insurance reserves exceed certain thresholds. Previously, the FDIC was required to give rebates to depository institutions equal to the excess once the reserve ratio exceeded 1.50%, and was required to rebate 50% of the excess over 1.35% but not more than 1.50% of insured deposits. The FDIC adopted a final rule on February 7, 2011 that implements these provisions of the Dodd-Frank Act.

Additionally, by participating in the transaction account guarantee program under the FDIC Temporary Liquidity Guaranty Program (“TLGP”), banks temporarily become subject to an additional assessment on deposits in excess of $250,000 in certain transaction accounts and additionally for assessments from 50 basis points to 100 basis points per annum depending on the initial maturity of the debt. Further, all FDIC insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal Government established to recapitalize the predecessor to the DIF. The FICO assessment rate, which is determined quarterly, was 0.00165% of insured deposits during the fourth quarter of 2011. These assessments will continue until the FICO bonds mature in 2019.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations, and corporate reporting for companies with equity or debt securities registered under the Exchange Act, as amended. In particular, the Sarbanes-Oxley Act established (1) new requirements for audit committees, including independence, expertise, and responsibilities; (2) new certification responsibilities for the Chief Executive Officer and Chief Financial Officer with respect to the Company’s financial statements; (3) new standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for reporting companies and their directors and executive officers; and (5) new and increased civil and criminal penalties for violation of the federal securities laws.

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

On April 27, 2011, the Company effected a 1 for 25 shares reverse stock split. The Treasury now has 2,089,022 shares of Common Stock and a warrant to purchase Common Stock.

American Recovery and Reinvestment Act of 2009 (“ARRA”)

The ARRA was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate governance obligations on all current and future TARP recipients, including the Company, until Treasury no longer owns the Common Stock. The executive compensation restrictions under the ARRA (described below) are more stringent than those initially enacted by EESA.

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

Under the risk-based capital requirements, the Company and our bank subsidiaries are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit) of 8% to be adequately capitalized. At least half of the total capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings, qualifying perpetual preferred stock, and minority interests in common equity accounts of consolidated subsidiaries, less certain intangibles. The remainder may consist of “Tier 2 Capital,” which is defined as subordinated debt, some hybrid capital instruments and other qualifying preferred stock, and a limited amount of the loan loss allowance and pretax net unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 Capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In summary, the capital measures used by the federal banking regulators are Total Risk-Based Capital ratio (the total of Tier 1 Capital and Tier 2 Capital as a percentage of total risk-weighted assets), Tier 1 Risk-Based Capital ratio (Tier 1 capital divided by total risk-weighted assets), and the Leverage ratio (Tier 1 capital divided by adjusted average total assets). Generally, under these regulations, a bank will be:

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

In addition, the Federal Reserve may require banks to maintain capital at levels higher than those required by general regulatory requirements. As of December 31, 2011, BOHR was above the “well-capitalized” threshold with respect to its Tier 1 Risk-Based Capital Ratio and Leverage Ratio and “adequately capitalized” with respect to its Total Risk-Based Capital Ratio. Each of Shore’s capital ratios remained above the “well-capitalized” threshold at December 31, 2011.

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

The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized, as defined by the law. As of December 31, 2011, BOHR was above the “well-capitalized” threshold with respect to its Tier 1 Risk-Based Capital Ratio and Leverage Ratio and “adequately capitalized” with respect to its Total Risk-Based Capital Ratio. Each of Shore’s capital ratios remained above the “well-capitalized” threshold at December 31, 2011.

State banking regulators also have broad enforcement powers over the Banks, including the power to impose fines and other civil and criminal penalties and to appoint a conservator.

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

USA Patriot Act of 2001 (“Patriot Act”)

In October 2001, the Patriot Act was enacted in response to the terrorist attacks in New York, Pennsylvania, and Washington, D.C. that occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening and rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The continuing and potential impact of the Patriot Act and related regulations and policies on financial institutions of all kinds is significant and wide-ranging.

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

The Dodd-Frank Act also changed the definition of “covered transaction” in Sections 23A and 23B and limitations on asset purchases from insiders. With respect to the definition of “covered transaction,” the Dodd-Frank Act defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for a bank’s loan or extension of credit to another person or company. In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes a bank or its subsidiary to have a credit exposure to the affiliate. A separate provision of the Dodd-Frank Act states that an insured depository institution may not “purchase an asset from or sell an asset to” a bank insider (or their related interests) unless (1) the transaction is conducted on market terms between the parties and (2) it has been approved in advance by the majority of the institution’s non-interested directors if the proposed transaction represents more than 10 percent of the capital stock and surplus of the insured institution.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers, and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act and Regulation O, loans to a director, an executive officer, and to a principal shareholder of a bank as well as to entities controlled by any of the foregoing may not exceed, together with all other outstanding loans to such person and entities controlled by such person, the bank’s loan-to-one borrower limit. For this purpose, the bank’s loan-to-one borrower limit is 15% of the bank’s unimpaired capital and unimpaired surplus in the case of loans that are not fully secured and an additional 10% of the bank’s unimpaired capital and unimpaired surplus in the case of loans that are fully secured by readily marketable collateral having a market value at least equal to the amount of the loan. Loans in the aggregate to insiders and their related interests as a class may not exceed the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and principal shareholders of a bank or bank holding company and to entities controlled by such persons, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The Federal Reserve has prescribed the loan amount, which includes all other outstanding loans to such person as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers, and principal shareholders be made on terms and underwriting standards substantially the same as offered in comparable transactions to other persons. Violations of Section 22(h) of the Federal Reserve Act and Regulation O could subject the Company to civil penalties. As of December 31, 2011, there were no loans to insiders and their related interests in the aggregate that exceeded the Company’s or Banks’ unimpaired capital and unimpaired surplus. However, BOHR currently has two outstanding loans to directors that exceed its loan-to-one borrower limit by 67.3% and 22.2%. We are currently evaluating options to cure these violations.

Community Reinvestment Act of 1977 (“CRA”)

Under the CRA and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low- and moderate-income areas, consistent with safe and sound banking practice. The CRA requires the adoption by each institution of a CRA statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the CRA and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s CRA rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

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

Gramm-Leach-Bliley Act of 1999 (“GLBA”)

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

The Dodd-Frank Act, among other things, changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, permanently raises the current standard deposit insurance limit to $250,000, and expands the FDIC’s authority to raise insurance premiums. Furthermore, it states noninterest-bearing transaction accounts will be fully insured through December 31, 2012. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10 billion. In addition, bank regulators are required to establish minimum capital levels for holding companies that are at least as stringent as those currently applicable to banks. The Dodd-Frank Act also limits interchange fees payable on debit card transactions, establishes the Bureau of Consumer Financial Protection (the “CFPB”) as an independent entity within the Federal Reserve, which has broad rulemaking, supervisory, and enforcement authority of consumer financial products and services, including deposit products, residential mortgages, home-equity loans, and credit cards, and contains provisions on mortgage-related matters such as steering incentives, determinations as to a borrower’s ability to repay, and prepayment penalties. The CFPB was granted general authority to prevent covered persons or service providers from committing or engaging in unfair, deceptive, or abusive acts or practices under federal law in connection with any transaction with a consumer for a consumer financial product or service or the offering of a consumer financial product or service. On January 4, 2012, the CFPB’s first director was appointed, and accordingly, was vested with full authority to exercise all supervisory, enforcement, and rulemaking authorities granted to the CFPB under the Dodd-Frank Act. The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The legislation also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates.

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

Employees

As of December 31, 2011, we employed 596 people, of whom 569 were full-time employees. None of our employees are represented by any collective bargaining agreements.

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

Risks Relating to our Business

We incurred significant losses in 2009, 2010, and 2011 and expect to incur significant losses in 2012, although at a lower level than in the previous years. While we expect to return to profitability in 2013, we can make no assurances to that effect.

Throughout 2009, 2010, and 2011, our loan customers continued to operate in an economically stressed environment. Economic conditions in the markets in which we operate remain constrained and the levels of loan delinquencies and defaults that we experienced were substantially higher than historical levels and our net interest income did not grow significantly.

As a result, our net loss available to common shareholders for the year ended December 31, 2011 was $98.6 million or $2.90 per common diluted share, as compared with net loss available to common shareholders of $99.2 million or $12.85 per common diluted share for the year ended December 31, 2010. The net loss for the year ended December 31, 2011 was primarily attributable to a provision for loan losses expense of $67.9 million required for resolving problem credits as loan quality continued to deteriorate in 2011. Furthermore, interest income on loans decreased $23.9 million due to the 23% decline in the average balance of loans from 2010 to 2011 and a $10.9 million increase in losses on foreclosed real estate and repossessed assets during 2011. Our net interest margin increased 33-basis points to 3.23% for 2011 compared from 2.90% for 2010, and our net interest income decreased $4.5 million for the year ended December 31, 2011 as compared to the same period in 2010. This trend may continue in 2012 and could adversely impact our ability to become profitable. In light of the current economic environment, significant additional provisions for loan losses also may be necessary to supplement the allowance for loan losses in the future. As a result, we may continue to incur significant credit costs and net losses throughout 2012, which would continue to adversely impact our financial condition, results of operations, and the value of our Common Stock. We expect that we will incur a significant net loss during 2012, although at a lower level than in 2011. Additional losses could cause us to incur future net losses and could adversely affect the price of, and market for, our Common Stock.

Throughout 2009, 2010, and 2011 economic conditions in the markets in which our borrowers operate continued to deteriorate and the levels of loan delinquencies and defaults that we experienced were substantially higher than historical levels and our net interest income has declined. Our loan customers continue to operate in an economically stressed environment.

Our capital needs could dilute your investment or otherwise affect your rights as a shareholder. If we do not generate the desired level of capital from our announced offering of Common Stock, we will try to raise additional capital and can give no assurance as to what the cost of that capital may be.

On February 13, 2012, we announced our intention to offer shares of our Common Stock in an offering that we expect will raise between $54 million and $86 million in gross proceeds and anticipate will settle during the second quarter of 2012. The offering could substantially dilute the investment and voting rights of shareholders who do not participate in the offering.

At December 31, 2011, BOHR was classified as “adequately capitalized” for regulatory capital purposes. In the Written Agreement, the Bureau of Financial Institutions and the FRB require us to significantly exceed the capital level required to be classified as “well capitalized.” The Written Agreement does not provide, and we do not otherwise know, what constitutes significantly exceeding the “well-capitalized” regulatory threshold. If we do not generate the necessary level of capital from the announced offering or if we underestimate the amount of capital necessary to meet the expectation of the Bureau of Financial Institutions and the FRB, we may have to sell additional securities in order to generate the required capital.

We are seeking to raise capital through an offering of our Common Stock and may seek to raise additional capital through offerings of our Common Stock, preferred stock, securities convertible into Common Stock, or rights to acquire such securities or our Common Stock. Under our articles of incorporation, we have additional authorized shares of Common Stock that we can issue from time to time at the discretion of our board of directors, without further action by shareholders, except where shareholder approval is required by law. The issuance of any additional shares of Common Stock in the announced offering or of Common Stock or convertible securities in a subsequent offering could be substantially dilutive to shareholders of our Common Stock. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. Holders of our shares of Common Stock have no preemptive rights as a matter of law that entitle them to purchase their pro-rata share of any offering or shares of any class or series. The market price of our Common Stock could decline as a result of sales of shares of our Common Stock made as a part of or after the announced offering or the perception that such sales could occur.

New investors, particularly with respect to subordinated debt securities, also may have rights, preferences, and privileges that are senior to, and that could adversely affect, our then current shareholders. For example, subordinated debt securities would be senior to shares of our Common Stock. As a result, we would be required to make interest payments on such subordinated debt before any dividends can be paid on our Common Stock, and in the event of our bankruptcy, dissolution, or liquidation, the holders of debt securities must be paid in full prior to any distributions being made to the holders of our Common Stock.

Additionally, certain current shareholders hold warrants to purchase up to 1,889,337 shares of our Common Stock. With the exception of certain permitted transactions, including certain public or broadly marketed sales of Common Stock, any issuance of Common Stock by the Company for less than the applicable warrant exercise price will result in a reduction of the warrant exercise price and an anti-dilution adjustment to the number of shares of Common Stock into which the warrants are exercisable. As a result, the warrant holders could substantially increase their relative ownership of our Common Stock following any offering that does not qualify as a permitted transaction and other shareholders could experience substantial dilution.

We cannot predict or estimate the amount, timing, or nature of our future offerings. Thus, our shareholders bear the risk of our future offerings diluting their stock holdings, adversely affecting their rights as shareholders, and/or reducing the market price of our Common Stock.

As a result of our intended issuance of additional shares of Common Stock in the announced offering, your investment could be subject to substantial dilution.

We announced our intention to offer shares of our Common Stock in an offering that we expect will raise between $54.0 million and $86.0 million in gross proceeds and anticipate will settle during the second quarter of 2012. As such, your investment could be subject to substantial dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. Further, the market price of our Common Stock could decline as a result of the sale of shares of our Common Stock in the announced offering and existing shareholders who do not participate in the announced offering will have their relative ownership percentage reduced by the issuance of additional shares of Common Stock. Our shareholders bear the risk of the announced offering diluting their stock holdings, reducing the market price of our Common Stock, and/or adversely affecting their rights as shareholders.

The determination of the appropriate balance of our allowance for loan losses is merely an estimate of the inherent risk of loss in our existing loan portfolio and may prove to be incorrect. If such estimate is proven to be materially incorrect and we are required to increase our allowance for loan losses, our results of operations, financial condition, and the value of our Common Stock would be materially adversely affected.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to our expenses that represents management’s best estimate of probable losses within our existing portfolio of loans. Our allowance for loan losses amounted to $74.9 million at December 31, 2011, which represented 4.98% of our total loans, as compared to $157.3 million, or 8.03% of total loans, at December 31, 2010. The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and unidentified losses inherent in the current loan portfolio. For further discussion on the impact continued weak economic conditions have on the collateral underlying our loan portfolio, see “If the value of real estate in the markets we serve were to further decline materially, a significant portion of our loan portfolio could become further under-collateralized, which could result in a material increase in our allowance for loan losses and have a material adverse effect on us.”

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

We have had, and may continue to have, large numbers of problem loans and difficulties with our loan administration, which could increase our losses related to loans.

Our non-performing assets as a percentage of total assets decreased to 9% at December 31, 2011 from 11% at December 31, 2010. On December 31, 2011, approximately 2% of our loans are 30 to 89 days delinquent and are treated as performing assets. Based on these delinquencies, more loans may become non-performing. The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets.

In the past, our management of non-performing loans was, at times, not as strong as we would prefer. In 2009, we hired an independent third party to review a significant portion of our loans. The independent third party discovered several deficiencies with our loan management that we have since taken steps to remedy. The following deficiencies were identified: updated appraisals on problem loans and large loans secured by real estate were not always being obtained, better organized credit files were needed, additional resources were needed to manage problem loans, and a lack of well-defined internal workout policies and procedures.

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

If the value of real estate in the markets we serve were to further decline materially, a significant portion of our loan portfolio could become further under-collateralized, which could have a material adverse effect on our loan losses, results of operations, and financial condition.

With approximately three-fourths of our loans concentrated in the regions of Hampton Roads, Richmond, and the Eastern Shore in Virginia and the Triangle region of North Carolina, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. Moreover, our markets in the Outer Banks of North Carolina have been especially hard hit by recent declines in real estate values. A further decline in property values could diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer additional losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would negatively impact our profits. Also a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose real estate portfolios are more geographically diverse. The local economies where the Company does business are heavily reliant on military spending and may be adversely impacted by significant cuts to such spending that might result from recent Congressional budgetary enactments. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, government rules or policies, and natural disasters.

An inability to improve our regulatory capital position could adversely affect our operations.

At December 31, 2011, BOHR was classified as “adequately capitalized” for regulatory capital purposes. Until BOHR becomes “well capitalized” for regulatory capital purposes, it cannot renew or accept brokered deposits without prior regulatory approval and it may not offer interest rates on our deposit accounts that are significantly higher than the average rates in our market area. As a result, it may be more difficult for BOHR to attract new deposits as our existing brokered deposits mature and do not rollover and to retain or increase non-brokered deposits. As of December 31, 2011, BOHR reported brokered deposits of $97.5 million. If BOHR is not able to attract new deposits, our ability to fund its loan portfolio may be adversely affected. In addition, as long as we do not qualify as “well capitalized,” we will pay higher insurance premiums to the FDIC, equal to $2.0 million or more in excess of what we paid in 2011, which would reduce our earnings.

We may be subject to prompt corrective action by our regulators if our total risk-based capital ratio declines below 8%.

Section 38 of the Federal Deposit Insurance Act requires insured depository institutions and federal banking regulators to take certain actions promptly to resolve capital deficiencies at insured depository institutions. Section 38 establishes mandatory and discretionary restrictions on any insured depository institution that fails to remain at least adequately capitalized, which would occur if our total risk-based capital ratio declined below 8%. These restrictions could include submissions and implementations of acceptable capital plans, restrictions on the payment of dividends and certain management fees, increased supervisory monitoring, restrictions as to asset growth, branching and new business lines without regulatory approval, restriction of senior officer compensation, placement into receivership, restriction of entering into certain material transactions, restriction of extending credit, restriction of making any material changes in accounting methods, and restrictions as to undertaking covered transactions.

If our Common Stock was no longer included in the Russell 2000 or Russell 3000 Indices, there could be a reduction in liquidity and prices for our stock.

Our Common Stock is included in the Russell 2000 and Russell 3000 indices. Inclusion in these indices may have positively impacted the price, trading volume, and liquidity of our Common Stock, in part, because index funds or other institutional investors often purchase securities that are in these indices. Conversely, if our market capitalization falls below the minimum necessary to be included in either or both of these indices at any annual reconstitution date, the opposite could occur. Further, our inclusion in these indices is weighted based on the size of our market capitalization, so even if our market capitalization remains above the amount required to be included on these indices, if our market capitalization is below the amount it was on the most recent reconstitution date, our Common Stock could be weighted at a lower level. If our Common Stock is weighted at a lower level, holders attempting to track the composition of these indices will be required to sell our Common Stock to match the reweighting of the indices.

If we are not able to raise the capital contemplated by the announced offering we will no longer qualify for inclusion in the Russell 2000 and Russell 3000 indices. Even if we do raise the capital contemplated by announced offering, no reassurance can be given that the Company will or will not be included in the Russell 2000 and Russell 3000 indices, or similar indices, following the Rights Offering and the Standby Offering or thereafter. Further, even if we continue to be included in these indices, no reassurance can be given that our Common Stock will have a similar weighting to our current weighting on theses indices.

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

This description of the Written Agreement is qualified in its entirety by reference to the copy of the Written Agreement filed with the Company’s Current Report on Form 8-K, filed June 17, 2010. To date, the Company and BOHR have met all of the deadlines for taking actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement. A Risk Committee was appointed to oversee the Company’s compliance with the terms of the agreement and has met each month to review compliance. Written plans have been submitted for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations. The Company has also submitted its written policies and procedures for maintaining an adequate allowance for loan losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $2.5 million. Additionally, the Company instituted the required review process for all classified loans. Previously, the Company charged off the assets identified as loss from the previous examination. Moreover, the Company has raised $295.0 million in the closings of several related capital transactions in the third and fourth quarters of 2010. As of December 31, 2011, BOHR was above the “well-capitalized” threshold with respect to its Tier 1 Risk-Based Capital Ratio and Leverage Ratio and “adequately capitalized” with respect to its Total Risk-Based Capital Ratio. Each of Shore’s capital ratios remained above the “well-capitalized” threshold at December 31, 2011. As a result, management believes the Company and BOHR are in full compliance with the terms of the Written Agreement.

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

The Company has received a grand jury subpoena from the United States Department of Justice, Criminal Division. The Company has been advised that it is not a target at this time, and we do not believe we will become a target, but there can be no assurances as to the timing or eventual outcome of the related investigation.

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

FDIC insurance assessments will increase from our prior inability to maintain a “well-capitalized” status, which will further decrease earnings.

The Dodd-Frank Act permanently lifted the FDIC coverage limit to $250,000. The Dodd-Frank Act also revised the assessment methodology for funding the DIF requiring that assessments be based on an institution’s average consolidated total assets minus average tangible equity, rather than the institution’s deposits. In addition, in May 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the DIF. The assessment is equal to five-basis points of the Company’s total assets minus Tier 1 capital as of June 30, 2009. The FDIC has indicated that future special assessments are possible.

In addition, under the FDIC’s risk-based deposit insurance assessment system, an institution’s assessment rate varies according to certain financial ratios, its supervisory evaluations, and other factors. Our inability to maintain a “well-capitalized” status could impact our risk category and will cause our assessment to increase by $2.0 million or more in 2012 compared to 2011, which could decrease our earnings.

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

Our business strategy centers, in part, on offering commercial and equity line loans secured by real estate in order to generate interest income. These types of loans generally have higher yields and shorter maturities than traditional one-to-four family residential mortgage loans. At December 31, 2011, commercial real estate and equity line lending totaled approximately $686.0 million, which represented 46% of total loans. Such loans increase our credit risk profile relative to other financial institutions that have lower concentrations of commercial real estate and equity line loans.

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

A significant amount of our portfolio contains loans used to finance construction and land development. Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction, the marketability of the property, and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria were designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to our operations.

At December 31, 2011, we had loans of $285.0 million or 19% of total loans outstanding to finance construction and land development. Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.

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

Beginning in 2007, the global and U.S. economies experienced a protracted slowdown in business activity as a result of disruptions in the financial system, including a lack of confidence in the worldwide credit markets. Dramatic declines in the housing market over more than the past 48 months, with falling home prices, increasing foreclosures, unemployment, and under-employment, have negatively impacted the credit performance of real estate related loans and resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of asset-backed securities but spreading to other securities and loans, have caused many financial institutions to seek additional capital, to reduce or eliminate dividends, to merge with larger and stronger institutions and, in some cases, to fail.

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

We paid cash dividends on our Common Stock prior to the third quarter of 2009. During the third quarter of 2009, we suspended dividend payments. We are prevented by our regulators from paying dividends until our financial position improves. In addition, the retained deficit of BOHR, our principal banking subsidiary, is approximately $449.0 million as of December 31, 2011. Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings. It is unlikely in the foreseeable future that we would be able to pay dividends if BOHR cannot pay dividends to us. Although we can seek to obtain a waiver of this prohibition, our regulators may choose not to grant such a waiver, and we would not expect to be granted a waiver or be released from this obligation until our financial performance and retained earnings improve significantly. As a result, there is no assurance if or when we will be able to resume paying cash dividends.

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

The market price of our Common Stock could drop if our existing shareholders decide to sell their shares. As of December 31, 2011, affiliates of the Carlyle Group, affiliates of Anchorage Investors, L.L.C., CapGen Capital Group VI LP, affiliates of Fir Tree, Inc., affiliates of Davidson Kemper Capital Management, and C12 Protium Value Opportunities Ltd. owned 22.8%, 20.8%, 17.5%, 9.6%, 9.6%, and 2.2%, respectively, of the outstanding shares of our Common Stock. Pursuant to the various definitive investment agreements that we have entered into with these shareholders, each of the shareholders listed above received certain registration rights covering the resale of shares of our Common Stock. In addition, the shares of certain of these shareholders may be traded, subject to certain volume limitations in some cases, pursuant to Rule 144 under the Securities Act. If any of these shareholders sell large amounts of our Common Stock, or other investors perceive such sales to be imminent, the market price of our Common Stock could drop significantly.

In addition, as of December 31, 2011, the U.S. Treasury owned 6% of the outstanding shares of our Common Stock plus a warrant to purchase an additional 53,035 shares of our Common Stock. In connection with the issuance of such shares of Common Stock and the warrant, we entered into an Exchange Agreement with the Treasury, under the terms of which the Treasury received certain registration rights covering the resale of such shares of Common Stock or the warrant, and the shares are freely transferable pursuant to Rule 144 under the Securities Act. The sale of the shares of Common Stock owned by the Treasury, the exercise of the warrant, and sale of the underlying shares of Common Stock, or the perception by other investors that such sales are imminent, could adversely affect the market for our Common Stock.

Our ability to maintain adequate sources of funding may be negatively impacted by the current economic environment which may, among other things, impact our ability to resume the payment of dividends or satisfy our obligations.

Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. In managing our balance sheet, a primary source of funding is customer deposits. Our ability to continue to attract these deposits and other funding sources is subject to variability based upon a number of factors including volume and volatility in the securities markets and the relative interest rates that we are prepared to pay for these liabilities. Further, BOHR is prohibited from accepting new brokered deposits until it is both “well capitalized” and may not accept new brokered deposits in excess of the level it had at the time it entered into the Written Agreement until it is no longer subject to the Written Agreement with the FRB. Our potential inability to maintain adequate sources of funding may, among other things, impact our ability to resume the payment of dividends or satisfy our obligations.

Our ability to maintain adequate sources of liquidity may be negatively impacted by the current economic environment which may, among other things, impact our ability to pay dividends or satisfy our obligations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of investments or loans, the issuance of equity and debt securities, and other sources could have a substantial negative effect on our liquidity. Factors that could detrimentally impact our access to liquidity sources include operating losses; rising levels of non-performing assets; a decrease in the level of our business activity as a result of a downturn in the markets in which our loans or deposits are concentrated or as a result of a loss of confidence in us by our customers, lenders, and/or investors; or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial industry in light of the turmoil faced by banking organizations and deterioration in credit markets. Under current market conditions, the confidence of depositors, lenders, and investors is critical to our ability to maintain our sources of liquidity.

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

If the level of deposits were to materially decrease, we would have to raise additional funds by increasing the interest that we pay on certificates of deposit or other depository accounts, seek other debt or equity financing, or draw upon our available lines of credit. Shore relies on brokered deposits (and BOHR has historically relied on such deposits) and we rely on commercial retail deposits as well as advances from the FHLB and the Federal Reserve discount window to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB or market conditions were to change or because we are restricted from doing so by regulatory restrictions. Further, BOHR is prohibited from accepting new brokered deposits until it is “well capitalized” and may not accept new brokered deposits in excess of the level it had at the time it entered into the Written Agreement until it is no longer subject to the Written Agreement with the FRB. We constantly monitor our activities with respect to liquidity and evaluate closely our utilization of our cash assets; however, there can be no assurance that our liquidity or the cost of funds to us may not be materially and adversely impacted as a result of economic, market, or operational considerations that we may not be able to control.

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

Because a substantial portion of our loans are with customers and businesses located in the central and coastal portions of Virginia, North Carolina, and Maryland, catastrophic events, including natural disasters such as hurricanes which have historically struck the east coast of the United States with some regularity or terrorist attacks, could disrupt our operations. Any of these natural disasters or other catastrophic events could have a negative impact on our financial centers and customer base as well as collateral values and the strength of our loan portfolio. Any natural disaster or catastrophic event affecting us could have a material adverse impact on our operations and the value of our Common Stock.

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

If we do not comply with the continued listing requirements of the NASDAQ Global Select Market, our Common Stock could be delisted.

Our Common Stock is listed on the NASDAQ Global Select Market. As a NASDAQ Global Select Market listed company, we are required to comply with the continued listing requirements of the NASDAQ Marketplace Rules to maintain our listing status, including a requirement that our Common Stock maintain a minimum closing bid price of at least $1.00 per share (the “Bid Price Rule”).

The Company intends to actively monitor the bid price of its Common Stock and will consider available options if it fails to maintain a sufficient minimum closing bid price. Such actions could include implementation of a reverse stock split of the Company’s Common Stock in order to regain compliance with the Bid Price Rule. If, however, we are unable to comply with the Bid Price Rule for any reason and/or if we are unable to otherwise comply with NASDAQ continued listing requirements, our Common Stock could be delisted.

Our continued success is largely dependent on key management team members.

We are a customer-focused and relationship-driven organization. Future growth is expected to be driven by a large part in the relationships maintained with customers. While we have assembled an experienced and talented senior management team, maintaining this team, while at the same time developing other managers in order that management succession can be achieved, is not assured. The unexpected loss of key employees could have a material adverse effect on our business and may result in lower revenues or reduced earnings.

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

We are subject to supervision by several governmental regulatory agencies. The regulators’ interpretation and application of relevant regulations, are beyond our control, may change rapidly and unpredictably, and can be expected to influence our earnings and growth. In addition, if we do not comply with regulations that are applicable to us, we could be subject to regulatory penalties, which could have an adverse effect on our business, financial condition, and results of operations. We have also entered into a Written Agreement with the FRB and

Bureau of Financial Institutions. For a discussion regarding risks related to the Written Agreement, see “We have entered into the Written Agreement with the FRB and the Bureau of Financial Institutions, which requires us to dedicate a significant amount of resources to complying with the agreement and may have a material adverse effect on our operations and the value of our securities.”

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

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act makes extensive changes to the laws regulating financial services firms and requires significant rule-making. In addition, the law mandates multiple studies, which could result in additional legislative or regulatory action. Many of the provisions of the Dodd-Frank Act have begun to be or will be implemented over the next several months and years and will be subject both to further rulemaking and the discretion of applicable regulatory bodies. Because the ultimate impact of the Dodd-Frank Act will depend on future regulatory rulemaking and interpretation, we cannot predict the full effect of this legislation on our business, financial condition, or results of operations.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

The Company has received no written comments regarding its periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of its fiscal year ended December 31, 2011 and that remain unresolved.

ITEM 2 - PROPERTIES

We lease our executive offices, which are located at 999 Waterside Drive, Suite 200, Norfolk, VA 23510. The original lease was dated May 26, 2005 and includes a portion of the first floor and all of the second floor. There have been two amendments to the lease that add a portion of the nineteenth floor. This lease expires September 30, 2021. We operate from the locations listed below:

Accomac, VA	22349 Counsel Drive (4)	Lease
Cape Charles, VA	22468 Lankford Highway (1)	Own
Cary, NC	4725 SW Cary Parkway (5)	Own
Chapel Hill, NC	504 Meadowmont Village Center (1)	Lease
Chesapeake, VA	201 Volvo Parkway (1)	Own
Chesapeake, VA	852 N George Washington Highway (1)	Own
Chesapeake, VA	712 Liberty Street (1)	Own
Chesapeake, VA	4108 Portsmouth Boulevard (1)	Own
Chesapeake, VA	239 Battlefield Boulevard S (1)	Own
Chesapeake, VA	111 Gainsborough Square (1)	Own
Chesapeake, VA	1500 Mount Pleasant Road (1)	Lease Land/Own Building
Chesapeake, VA	204 Carmichael Way (1)	Own
Chincoteauge, VA	6350 Maddox Boulevard (1)	Own
Edenton, NC	322 S Broad Street (5)	Own
Elizabeth City, NC	112 Corporate Drive (2)	Own
Elizabeth City, NC	1145 North Road Street (7)	Lease Land/Own Building
Elizabeth City, NC	1404 West Ehringhaus Street (1)	Own
Emporia, VA	520 South Main Street (1)	Own
Emporia, VA	100 Dominion Drive (1)	Own
Exmore, VA	4071 Lankford Highway (1)	Own
Greenville, NC	605-A Lynndale Court (3)	Lease
Kitty Hawk, NC	3600 Croatan Highway (1)	Own
Kitty Hawk, NC	5406 North Croatan Highway (7)	Lease Land/Own Building
Moyock, NC	100 Moyock Commons Drive (1)	Own
Nags Head, NC	2808 South Croatan Highway (6)	Lease
Norfolk, VA	539 West 21st Street (5)	Lease
Norfolk, VA	4037 East Little Creek Road (1)	Lease
Norfolk, VA	999 Waterside Drive, Suite 101(1)	Lease
Norfolk, VA	999 Waterside Drive 2nd Floor (2)	Lease
Norfolk, VA	999 Waterside Drive, Suite 1925 (2)	Lease
Onley, VA	25253 Lankford Highway (5)	Lease Land/Own Building
Onley, VA	25020 Shore Parkway (2)	Own
Plymouth, NC	433 US Highway 64 East (1)	Own
Pocomoke City, MD	103 Pocomoke Marketplace (1)	Lease

Raleigh, NC	1350 Sunday Drive (3)	Lease
Raleigh, NC	8470 Falls of Neuse Road (5)	Own
Raleigh, NC	2235 Gateway Access Point (5)	Own
Richmond, VA	5300 Patterson Avenue (5)	Own
Richmond, VA	2730 Buford Road (1)	Own
Richmond, VA	8209 West Broad Street (1)	Own
Richmond, VA	12090 West Broad Street (1)	Own
Roper, NC	102 West Buncombe Street (1)	Own
Salisbury, MD	1503 South Salisbury Boulevard (1)	Own
Salisbury, MD	100 West Main Street (1)	Own
Suffolk, VA	2825 Godwin Boulevard (5)	Own
Virginia Beach, VA	5472 Indian River Road (1)	Own
Virginia Beach, VA	1100 Dam Neck Road (1)	Own
Virginia Beach, VA	1580 Laskin Road (6)	Lease Land/Own Building
Virginia Beach, VA	641 Lynnhaven Parkway (1)	Own
Virginia Beach, VA	2098 Princess Anne Road (5)	Lease Land/Own Building
Virginia Beach, VA	3001 Shore Drive (1)	Lease
Virginia Beach, VA	281 Independence Bouelvard (1)	Lease
Wilmington, NC	901 Military Cutoff Road (1)	Own
Wilmington, NC	432 Eastwood Road, Suite 200 (3)	Lease

(1)	Banking services only
(2)	Operations center
(3)	Mortgage services only
(4)	Investment brokerage services only
(5)	Banking and mortgage services
(6)	Banking and investment brokerage services
(7)	Banking, investment, and mortgage services

All of our properties are in good operating condition and are adequate for our present and anticipated future needs.

ITEM 3 - LEGAL PROCEEDINGS

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows, or results of operations.

In April 2011, the SEC informed the Company that it is conducting a formal investigation related to certain accounting matters. For a further discussion of this matter, see “Risk Factors – The formal investigation by the SEC may result in penalties, sanctions, or a restatement of our previously issued financial statements.”

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

ITEM 4 – MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock and Dividend Payments

Market Information

Our Common Stock began trading on the NASDAQ Global Select Market under the symbol “HMPR” on September 12, 2007. Prior to listing on the NASDAQ Global Select Market, our Common Stock traded on the NASDAQ Capital Market starting August 3, 2006. The following table sets forth for the periods indicated the high and low prices per share of our Common Stock as reported on the NASDAQ Global Select Market along with the quarterly cash dividends per share declared. Per share prices have been adjusted for the 1 for 25 shares reverse stock split that occurred on April 27, 2011 but do not include adjustments for markups, markdowns, or commissions.

	Sales Price		Cash Dividend
	High	Low	Declared
2011
First Quarter	$27.00	$14.50	$—
Second Quarter	26.29	10.35	—
Third Quarter	10.60	4.54	—
Fourth Quarter	6.28	2.56	—

2010
First Quarter	$62.75	$39.00	$—
Second Quarter	93.50	18.75	—
Third Quarter	34.75	18.75	—
Fourth Quarter	25.00	10.50	—

Number of Shareholders of Record

As of March 1, 2012, we had 34,561,146 shares of Common Stock outstanding, which were held by 5,119 shareholders of record. In addition, we had approximately 2,615 beneficial owners who own their shares through brokers.

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

Performance Graph

The graph below presents five-year cumulative total return comparisons through December 31, 2011, in stock price appreciation and dividends for our Common Stock, the Standard & Poor’s 500 Total Return Index (“S & P 500”), and the SNL Securities index including banks between $1 billion and $5 billion in total assets (“SNL $1B-$5B Bank Index”). Returns assume an initial investment of $100 at the market close on December 31, 2006 and reinvestment of dividends. Values as of each year-end of the $100 initial investment are shown in the following table and graph.

	Period Ending
	2006	2007	2008	2009	2010	2011
Hampton Roads Bankshares, Inc.	100.00	108.21	78.41	16.01	4.81	1.01
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
SNL Bank $1B - $5B	100.00	72.84	60.42	43.31	49.09	44.77

Recent Sales of Unregistered Securities

Unregistered shares of Common Stock sold were previously reported on Forms 8-K filed October 5, 2010 and December 29, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company announced an open ended program on August 13, 2003 by which management was authorized to repurchase an unlimited number of the Company’s shares of Common Stock in the open market and through privately negotiated transactions. During 2011, the Company did not purchase any shares of its Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA

The Selected Financial Data on page 2 in the excerpts from the Annual Report for the year ended December 31, 2011, contained in Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 3 through 33 in the excerpts from the Annual Report for the year ended December 31, 2011, contained in Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information on the Quantitative and Qualitative Disclosures About Market Risk included in the Interest Rate Sensitivity section on pages 29 through 30 in the excerpts from the Annual Report for the year ended December 31, 2011, contained in Exhibit 13.1 hereto, is incorporated herein by reference.

Other than freestanding derivatives associated with interest rate lock commitments on mortgage loans which the Company intends to sell in the secondary market, we had no derivative financial instruments, foreign currency exposure, or trading portfolio as of December 31, 2011.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company set forth on pages 36 through 88 in the excerpts from the Annual Report for the year ended December 31, 2011, contained in Exhibit 13.1 hereto, is incorporated herein by reference or as noted and included as part of this Form 10-K:

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

Evaluation of Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that material information is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, the independent registered public accounting firm that also audited the Company’s consolidated financial statements. KPMG LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 30 in the Annual Report for the year ended December 31, 2011, contained in Exhibit 13.1 hereto, is incorporated herein by reference.

Changes in Internal Control over Financial Reporting. No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS

The following sets forth the names, ages, and business experience for the past five years of each of the Company’s directors, the date each became a director and their respective term of office. In addition, this information includes the experience, qualifications, attributes, or skills that led to the conclusion that each of the Company’s directors should serve as a director at this time.

Name	Age	Principal Occupation	Director Since	Term Expires in
Douglas J. Glenn	45

Mr. Glenn is President and Chief Executive Officer of the Company and BOHR. He was appointed Executive Vice President and General Counsel of the Company and BOHR in 2007. He added the responsibilities of Chief Operating Officer of the Company in February 2009. He was named Interim President and Chief Executive Officer of the Company and BOHR in August 2011 and became President and Chief Executive Officer in February 2012.

Prior to joining the Company, Mr. Glenn practiced law at Pender & Coward, P.C. in Virginia Beach, Virginia. His law practice was focused primarily on small business clients and clients involved in various aspects of real estate. His knowledge of small business and real estate finance and legal issues are valuable attributes for the Company’s Board of Directors.

			2006	2012

Billy G. Roughton	67	Mr. Roughton was a director of Gateway Financial Holdings, Inc. (“Gateway”) until its merger with the Company on December 31, 2008 and was Chairman of the Board of Gateway Bank & Trust Co, Inc. (“Gateway Bank”) until May 2009. He is President and CEO of BGR Development, a company that develops and manages both residential and commercial real estate, positions he has held since 1974. He also is Dealer Principal, President, and CEO of JEB Management Services, Inc., doing business as Alliance Nissan, which is a franchised automobile dealership, positions he has held since 2009. In addition, Mr. Roughton is the Managing Partner of various companies involved in real estate development and project management for both residential and commercial real estate. He is directly involved in the management of the business ventures including, among other aspects, personnel management, financing, project cash flow, permit acquisition, operations, and overall viability and corporate stability. Mr. Roughton has substantial knowledge of the market for residential and commercial real estate and of participants in the market on the Outer Banks area of North Carolina.	2008	2012

Henry P. Custis, Jr.	66	Mr. Custis is currently the Chairman of the Company’s Board of Directors, a position he has held since 2010. Mr. Custis is a Partner at Custis, Lewis & Dix, a law firm in Accomac, Virginia. He has practiced law since 1970. He was chairman of the board of Shore Bank until its merger with the Company on June 1, 2008 and currently serves as chairman of Shore Bank, a position he has held since 1997. He has practiced law for 39 years, served on bank boards for 36 years, and been an investor for 35 years.	2008	2012

Patrick E. Corbin	58	Mr. Corbin is the Managing Shareholder of Corbin & Company, P.C. He has been a Certified Public Accountant since 1979. He is a member of professional organizations including, the American Institute of Certified Public Accountants, the Virginia Society of Certified Public Accountants, and the Tidewater Virginia Society of Certified Public Accountants. He is a director and past chairman of the Chesapeake Alliance. He was designated as “Super CPA” by Virginia Business magazine in the fields of litigation support and business valuation for the years 2002-2011. Mr. Corbin brings significant experience to the Board in the fields of accounting and small business expertise.	2009	2012

William A. Paulette	64	Mr. Paulette was a director of Gateway Bank and Trust Co. until its merger with the Company on December 31, 2008 and was a director of Bank of Richmond from 1998 to 2007. He has served on the board of Virginia Military Institute since 2003. He is founder, President, and CEO of KBS, Inc., a construction firm based in Richmond, Virginia. He is responsible for the general management of KBS including its financial success.	2009	2012

W. Lewis Witt	69	Mr. Witt has been the owner and president of Inner-view, Ltd., a utility contractor, since September 1976 and has been the owner of Greenbrier Self Storage since 1997. Mr. Witt’s involvement with utility contracting acquaints him with a wide network of community officials and other contractors. He is knowledgeable regarding the South Hampton Roads real estate and development market and many of its participants.	2001	2013

Randal K. Quarles	54	Mr. Quarles was designated to the Company’s Board of Directors by an affiliate of The Carlyle Group pursuant to the terms of the Investment Agreements. Mr. Quarles is currently a managing director with The Carlyle Group in Washington D.C., a position he has held since August 2007. Mr. Quarles brings a wealth of experience related to the regulation of financial institutions. Mr. Quarles served at the U.S. Department of the Treasury from August 2005 to December 2006 as Under Secretary of the Treasury for Domestic Finance.	2010	2014

Hal F. Goltz	29	Mr. Goltz was designated to the Company’s Board of Directors by an affiliate of Anchorage Advisors pursuant to the terms of the Investment Agreements. Mr. Goltz is currently a Senior Analyst at Anchorage Advisors, a position which he has held since October 2007. From June 2004-June 2007, he was an Event-Driven Analyst of Citadel Investment Group. Mr. Goltz has significant experience in the financial services industry and experience with distressed financial institutions.	2010	2014

Robert B. Goldstein	71

Robert B. Goldstein is a founding Principal in CapGen Capital Advisers, a private equity fund that invests in banks and financial service companies. His experience includes many years in commercial banks, savings and loan associations, and other financial institutions. Over the years, he has been CEO of numerous banks and thrift banks, and on the boards of directors as both a management member as well as serving as an independent director. The institutions range in size from small to large cap and have been located in various geographic areas. Mr. Goldstein draws from a team of highly experienced bankers who bring skills in such diverse areas as risk management, asset quality administration, audit, finance, and marketing.

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

			2010	2014

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

•

W. Thomas Mears, 46, is the President & Chief Executive Officer of Shore Bank and President of Commercial Banking of Bank of Hampton Roads, a position he assumed in January 2011. Prior to joining the Company, he was Market President for Wilmington Trust Company from May 2010 to December 2010 and Regional President / Market Executive for PNC Bank from 2006 – 2010.

•

Michael J. Sykes, 65, is a Senior Vice President for the Company, a position he assumed in April 2009. Prior to joining the Company, Mr. Sykes was Senior Vice President of Commercial Real Estate Banking of Bank of America from 1990 to 2009.

•

Robert J. Bloxom, 49, is an Executive Vice President and the Company’s Chief Risk Officer, positions he assumed in September 2009. Prior to joining the Company, Mr. Bloxom was Senior Vice President and Chief Lending Officer of Shore Bank from 2006 to 2009.

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

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers, and greater than 10% beneficial owners were complied with in 2011, except for the following: William A. Paulette failed to timely file a Form 4 to report one transaction; Patrick E. Corbin failed to timely file two Form 4s to report two transactions; Henry P. Custis, Jr. failed to timely file one Form 4 to report one transaction; and Kevin W. Pack failed to timely file one Form 4 to report one transaction.

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

Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the SEC. A copy of the Company’s Code of Ethics can be obtained, without charge, through written communications addressed to Attn: Douglas J. Glenn, President and Chief Executive Officer, Hampton Roads Bankshares, Inc., 999 Waterside Drive, Suite 200, Norfolk, Virginia 23510.

Audit and Corporate Governance and Nominating Committees

Certain information regarding the Audit Committee and the Corporate Governance and Nominating Committee is included in Item 13 of the Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 11 – EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Particularly during this challenging environment for banking services and the depressed market for bank stocks, our Compensation Committee and management believe that shareholder value must drive executive compensation decisions. While our compensation philosophy has been to maintain a competitive compensation package to attract qualified executive officers, we have historically had a pay-for-performance program that bases compensation decisions on the financial performance of the Company. Due primarily to economic conditions, the Company was unable to provide in fiscal 2011 the return to shareholders that management and the Board of Directors desired. As a result of continued poor economic conditions, compensation to our executive officers continued to be frozen in 2011, with bonus and stock compensation all but eliminated.

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

There have been several changes to these plans. The Company’s Executive Savings Plan was discontinued during 2010. On April 1, 2011, the Company converted all 401(k) plans into the Virginia Bankers Association Master Defined Contribution Plan for Hampton Roads Bankshares, Inc. (the “Plan”). On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan, which succeeds the Company’s 2006 Stock Incentive Plan and provides for the grant of up to 2,750,000 shares of our Common Stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities.

During 2011, our Compensation Committee focused on retaining and attracting key executives to assist in managing though the financial challenges facing the Company. The Compensation Committee reviews the compensation, including salaries, bonuses, employee benefits, executive incentive plans, policies, practices, and programs, for the Company’s executive officers. We evaluate the performance of the Company’s Chief Executive Officer and, with the assistance of the Chief Executive Officer, the performance of the other executive officers.

Our intent is to offer compensation packages that will attract and retain high quality personnel for our organization. We want to provide our employees with incentives that will align their interests with the long-term and short-term goals of the organization as a whole. Several components of our compensation packages include vesting periods and stock ownership that are designed to promote loyalty and longevity among employees. We wish to reward those employees who are excelling in their respective positions and, by so doing, enhance the future profitability of our Company.

Changing Regulatory Environment

Our compensation programs during 2011 were also impacted by our participation in the CPP of the United States Department of the Treasury’s TARP. As a result of participation in TARP, our executives and certain of our employees were subject to compensation related limitations and restrictions, which will continue to apply so long as the Treasury holds the Common stock it received in return for the financial assistance it provided us (disregarding any warrants to purchase our Common Stock that the Treasury may hold). The TARP compensation limitations and restrictions include:

•	a prohibition on payment to any of our five most highly compensated employees of any cash bonuses;

•

a prohibition on our Named Executive Officers and the next five most highly compensated employees from receiving any severance payments upon a termination of employment or any payments triggered by a change-in-control;

•

a requirement that we “claw back” incentive compensation to our Named Executive Officers and the next 20 most highly compensated employees if it is based on materially inaccurate financial statements or performance metrics and a prohibition on payment of any tax gross-up payment to this group; and

•	a limitation on tax deductions for compensation paid to each of our Named Executive Officers that exceeds $500,000 in any year.

On June 21, 2010, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, and the Office of Thrift Supervision issued guidance on sound incentive compensation policies. The guidance includes three broad principles:

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

As required by TARP and consistent with the other regulatory guidance mentioned above:

•	Performance-based bonuses and other incentive payments to the five most highly compensated employees, and all other employees were not made during fiscal 2011.

•

The change of control agreements previously applicable to our named executive officers, the next five most highly compensated employees, and all other employees continued to be suspended in fiscal 2011.

The Company has agreements with Andy Davies (who resigned as President and Chief Executive Officer in August 2011) and Douglas J. Glenn, which authorize the Company or the applicable subsidiary of the Company to amend his or her compensation, bonus, incentive, and other benefit plans and arrangements and agreements as necessary to comply with the requirements of Section 111(b) of the EESA and the Treasury’s CPP and waives any and all claims against the Treasury and against the Company for those changes that the Company shall make to its compensation and benefit programs to allow the Company to comply with Section 111(b) of EESA in conjunction with its participation in the Treasury’s CPP.

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

In addition to the TARP executive compensation restrictions described above, the Company is prohibited, under section 18(k) of the Federal Deposit Insurance Act and 12 C.F.R. Part 359, from making any severance or indemnification payments to its employees for so long as Bank of Hampton Roads or the Company remain in troubled condition under applicable federal regulations. To the extent that our arrangements, plans, or other arrangements described herein provide for severance or indemnification payments, we may be prohibited from making such payments by 12 C.F.R. Part 359.

W. Thomas Mears and Michael J. Sykes were not subject to the above referenced TARP limitations on the payment of performance-based bonuses and other incentive payments during 2011. Both Mr. Mears and Mr. Sykes received incentive compensation during 2011 as discussed in more detail below. In 2012 the bonus limitations will apply to Mr. Mears and Mr. Sykes such that they may not be eligible to receive comparable or other bonuses in 2012.

Elements of Compensation

The challenge for management and the Compensation Committee is to motivate, retain, and reward key performers for working harder and smarter than ever in a very difficult banking environment. At the same time, we recognize that some of the tools we would use to accomplish these objectives were unavailable due to the TARP compensation restrictions. In 2011, management and the Compensation Committee, believing in the long-term validity of our compensation program, attempted to preserve the integrity of that program to the extent possible, while respecting the requirements and restrictions of TARP.

Consistent with 2010 compensation, economic conditions, and Company performance, in 2011 it was apparent that making most incentive payments to executive officers would not be appropriate. As a result, the compensation to our executive officers, including our Named Executive Officers, continued to be frozen, with bonus and stock compensation all but eliminated. In freezing our compensation, the Company specifically considered worsening economic conditions in the markets in which our borrowers operate and that the levels of loan delinquencies and defaults that we were experiencing were substantially higher than historical levels.

The executive officers did not play a role in the compensation process during 2011, except for the former Chief Executive Officer, John A. B. Davies, Jr., who presented information regarding the other executive officers to the Compensation Committee for their consideration. Mr. Davies was never present while the Compensation Committee deliberated on his compensation package.

Our compensation packages currently consist of the following elements:

Salary: We consider many factors in determining the salary component for each of the executive officers. Because one of our objectives is to attract and retain high quality personnel, we, historically, have conducted surveys of other financial institutions and reviewed data from a peer group within our region taking into account asset size and revenue base to ensure that we are comparing ourselves to similar organizations. In fiscal 2011, however, no such survey or peer review was conducted and no benchmarking was used in setting annual compensation.

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

Employment Agreements:

Douglas J. Glenn. Mr. Glenn entered into a six-year employment contract in 2007. His annual salary in 2011 was $425,000. Mr. Glenn is eligible to participate in the following compensation programs offered by the Company: Supplemental Retirement Agreement, Stock Incentive Plan, and the Executive Savings Plan, which was terminated effective September 30, 2010. On February 13, 2012, in connection with his appointment to President and Chief Executive Officer, Mr. Glenn entered into an Amended and Restated Employment Agreement (“Restated Agreement”). The Restated Agreement provides that Mr. Glenn’s employment with the Company and the Bank is at-will and that he is entitled to 90 days prior notice of termination of his employment. Mr. Glenn will receive an initial base salary of $550,000 and will be eligible for annual salary increases at the discretion of the boards of directors of the Company and the Bank. Under the Restated Agreement, Mr. Glenn is also entitled to participate in the Company’s employee and director benefit plans and programs for which he is or will be eligible and certain fringe benefits. Mr. Glenn will not be entitled to any change of control or severance benefits.

The Restated Agreement provides that Mr. Glenn will receive annual restricted stock grants equal to 50% of his average base salary in the year of the grant. The restricted stock will vest on the later of two years from the date of the grant, the date the Company is no longer subject to the executive compensation and corporate governance requirements of Section 111(b) of the EESA, or the date the Company is no longer subject to the Written Agreement. Any shares of restricted stock that vest shall not be transferable except as permitted by EESA and the regulations thereunder.

Mr. Glenn also has a supplemental employment retirement agreement. The purpose of the agreement is to provide a retirement vehicle for Mr. Glenn that will reward his years of service to the Company. Under this agreement, Mr. Glenn is eligible to receive an annual benefit payable in 15 installments equal to 50% of his benefit computation base following the attainment of his plan retirement date in 2031. The benefit computation base is calculated on his average compensation including bonuses from us over the three highest compensation completed calendar years prior to the year during which the plan retirement date occurs. Currently the estimated annual benefits payable upon retirement at the plan retirement date are $488,668. Mr. Glenn will become fully vested in the plan on November 2022. The Restated Agreement amended Mr. Glenn’s supplemental employment retirement agreement to state that the maximum aggregate amount he shall be entitled to receive is the lesser of $600 thousand or the amount he is otherwise entitled to under the supplemental retirement agreement.

Upon his hiring, Mr. Glenn was granted incentive stock options for 800 shares of Company Common Stock that vests in years five through ten of Mr. Glenn’s employment, or immediately upon a change-of-control event and other customary circumstances.

John A. B. Davies, Jr. Mr. Davies resigned as President and Chief Executive Officer of the Company on August 12, 2011. Mr. Davies joined the Company as President and Chief Executive Officer effective July 14, 2009, at which time the Company and Mr. Davies entered into a three-year employment contract, which provided for an initial annual salary of $500,000. He was eligible to participate in all cash and non-cash employee benefit plans maintained by the Company for its senior executive officers, as determined by the Board of Directors. All of the plans are more fully discussed herein. Other benefits extended to Mr. Davies included the personal use of a Company automobile.

Subject to certain limitations, Mr. Davies’ employment agreement provided that he was to receive annual restricted stock grants. Mr. Davies received no such restricted stock grants in 2011.

Mr. Davies’ employment agreement also called for certain payments to be made if he was terminated other than for “cause” or resigned for “good reason” (as those terms were defined in his employment agreement), or if he was terminated other than for cause or resigned for good reason within one year after a “change of control” (as that term is defined in his employment agreement).

The Company’s obligation to make these payments was qualified in its entirety by the Company’s ability to make such payments under applicable law. The Company made no such payments in connection with Mr. Davies’ resignation from the Company.

In connection with Mr. Davies’ resignation from the Company, he entered into a Consulting Agreement and a Transition Agreement, both dated August 17, 2011. The Consulting Agreement provides that, effective September 12, 2011, Mr. Davies will be retained as a consultant for one year in order to facilitate a smooth and orderly transition within the Company and the Bank and to assure access to Mr. Davies’ unique and valuable services. Under the Consulting Agreement, Mr. Davies may perform up to 1,000 hours of service, as specified in the Consulting Agreement, in exchange for monthly consulting payments of $41,667, subject to adjustment based on the number of hours of service performed in a particular month. In addition, the Company will reimburse Mr. Davies for out-of-pocket expenses he reasonably incurs to perform his consulting services, subject to the prior approval of the Company. Under the Transition Agreement, Mr. Davies continued to serve as a full-time employee until September 11, 2011, at which point his employment terminated. Also under the Transition Agreement, Mr. Davies has agreed not to compete with the Company or the Bank or solicit any employee of the Company or the Bank until September 11, 2013 in exchange for $110,000 in cash consideration. The Transition Agreement also contains a mutual release of claims.

Stephen P. Theobald. Mr. Theobald has no written employment contract with the Company. His annual base salary is $425,000. In addition, Mr. Theobald is eligible to participate in all of the plans and arrangements that are generally available to all of the Company’s salaried employees.

W. Thomas Mears. Mr. Mears has no written employment contract with the Company. His annual base salary is $240,000. Mr. Mears received a $100,000 sign-on bonus as well. In addition, Mr. Mears is eligible to participate in all of the plans and arrangements that are generally available to all of the Company’s salaried employees.

Michael J. Sykes. Mr. Sykes has no written employment contract with the Company. His annual base salary is $150,000. During 2011, Mr. Sykes also received commissions of $146,494 for his work in the Company’s special assets division. As a member of the special assets division, Mr. Sykes participated in the Special Assets Division 2011 Proposed Incentive Plan. Under this plan, Mr. Sykes was eligible for and received commissions on the resolution of non-performing assets equal to 0.75% of qualifying resolutions. Mr. Sykes is no longer a member of the special assets division, and therefore, no longer participates in this or similar plans though he may receive commission under the plan on non-performing assets that began the resolution process and were still in process before he left the division. In addition, Mr. Sykes is eligible to participate in all of the plans and arrangements that are generally available to all of the Company’s salaried employees.

Robert J. Bloxom. Mr. Bloxom previously entered into a five-year employment contract with Shore Bank in 2008, which includes payment of a severance amount in the event of a change-in-control of the Company, which may be paid unless the Treasury Department or other government agency issues guidance that would prohibit such payments, such as EESA and ARRA. If permitted by law, the severance amount will be equivalent to 2.99 times his annual salary payable over a sixty-month period. Mr. Bloxom’s annual salary in 2011 was $275,000. Mr. Bloxom’s employment contract will renew in five-year increments. In addition, Mr. Bloxom is eligible to participate in all of the plans and arrangements that are generally available to all of the Company’s salaried employees.

Incentive Arrangement: In order to focus our executive officers’ attention on the profitability of the organization as a whole, we have historically paid cash incentives based upon our annual financial performance as measured by return on average assets. Given the operating losses experienced in 2010, a decision was reached that the Company would not pay bonuses to executive officers under this plan during 2011.

2011 Omnibus Stock Incentive Plan: We strongly encourage our employees to own stock in the Company. We feel that stock ownership among employees fosters loyalty and longevity and is an excellent method for aligning employee interests with the long-term goals of the organization and our shareholders. To facilitate stock ownership, the compensation committee of the Board of Directors adopted the 2011 Omnibus Stock Incentive Plan, which was approved by our shareholders on October 4, 2011. The 2011 Omnibus Incentive Plan succeeds our 2006 Stock Incentive Plan and provides for the grant of up to 2,750,000 shares of our Common Stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities. Awards may be made in the form of options, stock appreciation rights, stock awards, stock units, and incentive awards. Each type of award under the plan is subject to different requirements and the awards may be conditioned by the performance of the officers and their contribution to the performance of the Company. The plan provides that no person shall be granted stock options or stock appreciation rights for more than 1,000,000 shares of Common Stock or stock awards or stock units of more than 500,000 shares of Common Stock during any calendar year. The plan also provides that no person may be granted incentive awards in any calendar year with a maximum possible payout of more than $1.5 million. During 2011, the Company granted no stock options, stock awards, or other incentive awards under this plan or under the 2006 Stock Incentive Plan it replaced.

Executive Savings Plan: We implemented an Executive Savings Plan with executive officers and certain other officers whereby an initial contribution of the officer’s salary made by the officer will be matched 100% each year by the Company as long as the officer’s employment with the Company continues and the officer is in good standing. This plan was terminated, effective September 30, 2010 and all remaining account balances were distributed on October 1, 2011.

Defined Contribution Plan: We provide defined contribution 401(k) plans at each of our subsidiary banks. The Company may also make an additional discretionary contribution to the plans. Participants are fully vested in their contributions and the Company’s match immediately and become fully vested in the Company’s discretionary contributions after three years of service.

Previously, BOHR, Gateway, and Shore had separate plans, however, on April 1, 2011, the Company converted all plans into the Virginia Bankers Association Master Defined Contribution Plan for Hampton Roads Bankshares, Inc. (the “Plan”). Any employee of the Company, Bank of Hampton Roads, or Hampton Roads Investments, Inc. who is at least 21 years of age and has at least three months of service is eligible to participate in the Plan. Additionally, any employee of Shore Bank who is at least 18 years old and has at least three months of service prior to April 1, 2011 is eligible to participate in the Plan. Participants may contribute up to 98% of their covered compensation, subject to statutory limitations, and the Company will make matching contributions of 100% of the first 3% of pay and 50% for the next 2% of pay. The Company may also make additional discretionary contributions to the Plan. Participants are fully vested in their contributions and the Company’s match immediately and become fully vested in the Company’s discretionary contributions after three years of service.

Supplemental Retirement Agreement: The Company has entered into Supplemental Retirement Agreements with several key officers, including Mr. Glenn. The details of his agreements are discussed above.

Risk Assessment

We reviewed our compensation programs and policies for all employees and determined that they do not encourage employees to expose the Company to imprudent risks and are not reasonably likely to have a material adverse effect on the Company. We believe our compensation programs are designed with the appropriate balance of risk and reward in relation to our Company’s overall business strategy. In addition, our executive compensation programs did not provide for the payment of performance-based bonuses in 2011, which significantly reduces the amount of excessive risk-taking that our compensation programs might impose.

2011 Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis included in this Annual Report on Form 10-K and to be included in the Company’s proxy statement related to its 2012 Annual Meeting of Shareholders and discussed it with the Company’s management. Based on this review and discussion, the Compensation Committee recommended that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 and the Company’s Proxy Statement.

During 2011, the Company participated in the TARP established by the Treasury under the EESA as a result of its prior sale of preferred stock to the Treasury and subsequent exchange and conversion of preferred stock into Common Stock of the Company.

As required by the TARP and by the ARRA, the Compensation Committee reviewed the terms of each senior executive officer and employee compensation plan with the Company’s senior risk officer. This process included the review of all applicable senior executive officer and employee contracts, including salary, annual incentives, and long-term incentives and performance measurements.

As required by ARRA, a number of changes were made to our executive compensation program. The changes include:

•	Performance-based bonuses and other incentive payments to the five most highly compensated employees, as well as all other employees, were not made during 2010 and 2011.

•	The change of control agreements previously applicable to senior executive officers, the next five most highly compensated employees, and all other employees were suspended during fiscal 2011.

In addition, the Company has required that bonus payments to senior executive officers or any of the next twenty most highly compensated employees, as defined in the regulations and guidance established under section 111 of EESA (bonus payments), be subject to a recovery or “clawback” provision if the bonus payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria.

The purpose of the review was to identify any features of the compensation plans that could encourage the Company’s executive officers to take unnecessary and excessive risks or encourage the Company's employees to manipulate reported earnings to enhance compensation. The Committee believes that the compensation plans do not encourage the senior executive officers to take unnecessary or excessive risks that threaten the value of the Company or encourage the manipulation of reported earnings because such plans currently do not contain performance-based compensation elements. In addition, to ensure compliance with relevant laws associated with the receipt of TARP and to limit potential risks posed by its compensation plans, the Company suspended all incentives, with the exclusion of base salaries.

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

Patrick E. Corbin

Henry P. Custis, Jr.

Robert B. Goldstein

Hal F. Goltz

W. Lewis Witt

Summary Compensation Table

The following table shows the compensation of our principal executive officers and principal financial officers during 2011, as well as our three most highly compensated executive officers (other than our principal executive officer and principal financial officers) during the year. References throughout this Annual Report on Form 10-K to our “Named Executive Officers” or “named executives” refer to each of the individuals named in the table below.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (j) ($)		All Other Compensation ($)		Total ($)
Douglas J. Glenn, President and CEO(h)	2011 2010 2009	$433,173 404,167 400,000		— — —		— — —	— — —	— — —	$67,720 55,976 55,193	(k)	$44,300 59,942 75,302	(a)	$545,193 520,085 530,495
John A.B. Davies, Jr, Former President and CEO(i)	2011 2010 2009	383,572 500,000 242,628		— — 57,895		— — 123,750	— — —	— — —	— — —		88,537 78,197 11,913	(b)	472,109 578,197 436,186
Stephen P. Theobald, CFO	2011 2010	425,000 35,417	(c)	— —		— —	— —	— —	— —		4,797 269,785	(d)	429,797 305,202
W. Thomas Mears, President & CEO of Shore Bank	2011	210,000		100,000	(l)	—	—	—	—		23,600	(e)	333,600
Michael J. Sykes, Senior VP	2011	296,494	(m)	—		—	—	—	—		7,057	(f)	303,551
Robert J. Bloxom, Chief Risk Officer	2011	287,692		—		—	—	—	—		10,106	(g)	297,798

(a)	This column includes $34,500 in board fees and $9,800 in 401(k) matching funds.

(b)	This column includes $23,333 in board fees, $11,250 in 401(k) matching funds, $2,329 for personal use of company car, $26,625 for consulting services performed after resignation as President and Chief Executive Officer, and $25,000 under his transition agreement in return for his agreement not to compete with the Company.
(c)	This amount represents part-year compensation paid to Mr. Theobald having joined the Company as Chief Financial Officer on December 1, 2010.
(d)	This column includes $4,797 in 401(k) matching funds.
(e)	This column includes $15,500 in board fees, $5,600 in 401(k) matching funds, and $2,500 for dues for the Greater Salisbury Committee.
(f)	This column includes $6,797 in 401(k) matching funds and $260 for dues for Hampton Roads Association for Commercial Real Estate.
(g)	This column includes $10,106 in 401(k) matching funds.
(h)	Mr. Glenn was named Interim President and Chief Executive Officer on August 18, 2011.
(i)	This amount represents part-year compensation due to Mr. Davies, who resigned as President and Chief Executive Officer of the Company effective August 12, 2011.
(j)	This column represents the change in the benefit obligation for Mr. Glenn’s Supplemental Retirement Agreement from the previous year to the current year. These amounts were expensed during the year and a liability was recorded on the Company’s balance sheet which represents the present value of the payments that will be made to Mr. Glenn under the Supplemental Retirement Agreement upon his retirement.
(k)	Under the executive savings plan, Mr. Glenn’s holdings decreased in value by $3,125.
(l)	Mr. Mears was not subject to the TARP limitations on the payment of performance-based bonuses and other incentive payments during 2011. The bonus limitations will apply to Mr. Mears in 2012.
(m)	Mr. Sykes received $150,000 attributable to salary and $146,494 attributable to commissions under the Special Assets Division 2011 Proposed Incentive Plan.

Outstanding Equity Awards at Fiscal Year-End Table

The following table presents outstanding stock option and non-vested stock awards as of December 31, 2011.

Stock Awards
	Option Awards				Number of Shares	Market Value of Shares
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	or Units of Stock That Have Not Vested (#)	or Units of Stock That Have Not Vested ($)
Douglas J. Glenn	333 80 400	467 — —	$306.25 300.00 300.00	11/01/2017 12/31/2016 12/31/2016	80 — — —	$219.20 — — —
John A. B. Davies, Jr.	—	—	—	n/a	—	—
Stephen P. Theobald	—	—	—	n/a	—	—
W. Thomas Mears	—	—	—	n/a	—	—
Michael J. Sykes	—	—	—	n/a	—	—
Robert J. Bloxom	—	—	—	n/a	—	—

With the exception of the shares expiring on November 1, 2017, the above stock options are fully vested and have 10-year terms. The shares expiring on November 1, 2017 are vested over ten years so that 80 shares vest annually on November 1.

Option Exercises and Stock Vested Table

The following table presents the stock options exercised and the stock awards vested for the Named Executive Officers during 2011.

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Douglas J. Glenn	—	—	80	$335.20
John A. B. Davies, Jr.	—	—	—	—
Stephen P. Theobald	—	—	—	—
W. Thomas Mears	—	—	—	—
Michael J. Sykes	—	—	—	—
Robert J. Bloxom	—	—	—	—

Pension Benefits Table

The following table presents information related to the Supplemental Retirement Agreements for the Named Executive Officers as of and for the year ended December 31, 2011.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Douglas J. Glenn	Supplemental Retirement Agreement	4	223,202	—
John A. B. Davies, Jr.	None	—	—	—
Stephen P. Theobald	None	—	—	—
W. Thomas Mears	None	—	—	—
Michael J. Sykes	None	—	—	—
Robert J. Bloxom	None	—	—	—

Mr. Glenn’s Supplemental Retirement Agreements is discussed in further detail in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K. The discount rate used to calculate the Present Value of Accumulated Benefit was 7% under the terms of the plan agreement.

Nonqualified Deferred Compensation Table

The following table presents information related to the Executive Savings Plan for the Named Executive Officers during 2011.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Douglas J. Glenn	—	—	($3,125)	$1,814	—
John A. B. Davies, Jr.	—	—	—	—	—
Stephen P. Theobald	—	—	—	—	—
W. Thomas Mears	—	—	—	—	—
Michael J. Sykes	—	—	—	—	—
Robert J. Bloxom	—	—	—	—	—

The Executive Savings Plan was terminated on September 30, 2011 and the remaining balance was paid on October 1, 2011. The Executive Savings Plan is discussed in further detail in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K. The amounts disclosed above in the “Aggregate Earnings in Last Fiscal Year” columns were also included in the “All Other Compensation” column of the Summary Compensation Table above.

Potential Payments upon Termination or Change-in-Control

The table below shows the present value of estimated Company payments under the employment agreements, equity plans, and other non-qualified plans described above, upon a termination of employment, including the Company gross-up payments for excise tax on the parachute payments upon a change of control, for each of the Named Executive Officers. The payments represent the maximum possible payments under interpretations and assumptions most favorable to the executive officer. All termination events are assumed to occur on December 31, 2011 and termination upon a change of control is assumed to be involuntary by the Company or its successor. Company payments to a terminated executive may be more or less than the amounts contained in the various agreements and plans. In addition, certain amounts currently are vested and, thus, do not represent an increased amount of benefits. Mr. Davies resigned as President and Chief Executive Officer of the Company on August 12, 2011. In connection with that resignation, he entered into a Consulting Agreement and a Transition Agreement, both of which are discussed in more detail in the Compensation Discussion and Analysis section of this Annual Report on Form 10-K. The amounts shown for Mr. Davies’ Consulting Agreement and Transition Agreement below are the amounts actually due under the agreements to Mr. Davies, subject to the conditions and obligations applicable to such payments discussed above under Compensation Discussion and Analysis.

	Glenn(1)		Davies	Theobald	Mears	Sykes	Bloxom
CHANGE OF CONTROL
Employment Agreement	—		—	—	—	—	—	(2)(4)
Supplemental Retirement Agreement/Plan	—	(2)(3)	—	—	—	—	—
Fully vested prior to Change of Control	—		—	—	—	—	—
Additional vesting due to change in control	—		—	—	—	—	—
Employee Savings Plan	—		—	—	—	—	—
Restricted Stock	—	(2)(3)	—	—	—	—	—
Sub Total	—		—	—	—	—	—
Contractual Gross-Up for Excise Taxes	—		—	—	—	—	—
Company Payment Upon Change of Control	—		—	—	—	—	—
RETIREMENT	—		—	—	—	—	—
TERMINATION OF EMPLOYMENT BY EXECUTIVE WITH OR WITHOUT GOOD REASON	—		—	—	—	—	—
TERMINATION OF EMPLOYMENT BY BANK WITH OR WITHOUT CAUSE	—		—	—	—	—	—	(2)(5)

DEATH
Restricted Stock	$219	—	—	—	—	—
Employment Agreement	—	—	—	—	—	—
Supplemental Retirement Agreement	—	—	—	—	—	—
SERP	—	—	—	—	—	—
Executive Savings Plan	—	—	—	—	—	—
DEATH	$219	—	—	—	—	—
DISABILITY
Restricted Stock	$219	—	—	—	—	—
Employment Agreement	—	—	—	—	—	$137,500
Supplemental Retirement Agreement	—	—	—	—	—	—
SERP	—	—	—	—	—	—
Executive Savings Plan	—	—	—	—	—	—
DISABILITY	$219	—	—	—	—	$137,500
OTHER
Consulting Agreement	—	$473,375	—	—	—	—
Transition Agreement	—	85,000	—	—	—	—
DEATH	—	$558,375	—	—	—	—

(1)	All amounts reflect the Amended and Restated Employment Agreement among the Company, BOHR, and Mr. Glenn entered into on February 13, 2012.
(2)	The TARP compensation limitations prohibit the Company from making “any payment” to the Named Executive Officers for departure from the Company for any reason, or paying any benefit upon a change-in-control, except for payments for services performed or benefits accrued. In addition, the Company is prohibited, under Section 18(k) of the Federal Deposit Insurance Act and 12 C.F.R. Part 359, from making any severance or indemnification payments to its employees for so long as BOHR or the Company remain in troubled condition under applicable federal regulations. Both of these limitations exclude payments due to an employee on death or disability.
(3)	If the payment had not been prohibited by the regulations discussed in footnote 2 above, Mr. Glenn would have been entitled under his Supplemental Retirement Agreement to receive $600,000 and $700 in restricted stock would have vested if he was terminated by the Company following a change of control on December 31, 2011.
(4)	If the payment had not been prohibited by the regulations discussed in footnote 2 above, Mr. Bloxom would have been entitled under his Employment Agreement to receive $310,137.38 if he was terminated by the Company following a change of control on December 31, 2011.
(5)	If the payment had not been prohibited by the regulations discussed in footnote 2 above, Mr. Bloxom would have been entitled under his Employment Agreement to receive $137,500.00 if he was terminated by the Company without cause on December 31, 2011.

Director Compensation Table

The following table shows compensation paid to directors of the Company during 2011.

Name	Total Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Fees Earned or Paid in Cash ($)	Fees Earned or Paid in Cash from Shore Bank ($)
Pat Corbin	$32,250	—	—	$32,250	$—
Henry P. Custis(1)	51,000	—	—	35,500	15,500
Douglas J. Glenn	34,500	—	—	20,000	14,500
Robert B. Goldstein	23,250	—	—	23,250	—
Hal F. Goltz(3)	—	—	—	—	—
William E. Paulette	29,458	—	—	29,458	—
Randal K. Quarles	22,500	—	—	22,500	—
Billy G. Roughton	23,000	—	—	23,000	—
Jordan E. Slone(2)	21,083	—	—	21,083	—
W. Lewis Witt	29,250	—	—	29,250	—

(1)	Chairman of the Board for the Company.

(2)	Company directorship ended December 2, 2011.
(3)	Mr. Goltz does not receive fees in his capacity as a director of the Company, pursuant to Anchorage Capital Management’s policies.

During 2011, each director of the Company received a monthly director’s fee of $1,667 and $500 per committee meeting attended ($250 if attended by teleconference). Neither the Chairman of the Company’s Board nor any chairman of a board committee was otherwise compensated.

Certain of the Company’s directors also serve as directors of Shore Bank, a wholly-owned subsidiary of the Company. Each director of Shore Bank receives an annual retainer of $13,000 regardless of whether he attends meetings of the board plus $500 for each meeting attended, except for the chairman of the Shore Bank board, who receives an annual retainer of $22,000 plus $500 for each meeting attended. In addition, each director, excluding Mr. Glenn, is paid $250 for each board committee meeting attended. The Chair of the Investment, Asset/Liability Management and Compensation committees is paid $500 per meeting attended, and the Chair of the Audit Committee is compensated $700 per meeting, with other Audit Committee members receiving $350 per meeting attended.

Compensation Committee Interlocks and Insider Participation

No member of the Company’s Compensation Committee was an officer or employee of the Company during 2011. During 2011, none of our executive officers served as a member of a Compensation Committee of another entity, nor did any of our executive officers serve as a director of another entity whose executive officers served on our Compensation Committee. There are members of our Compensation Committee that have outstanding loans with Bank of Hampton Roads. Each of these loans was made in the ordinary course of business on substantially the same terms, including interest rates, collateral, and repayment terms, as those prevailing at the time for comparable transactions with unrelated parties and did not involve more than the normal risk of collectability or present other unfavorable features. See “Certain Relationships and Related Transactions.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership of Directors, Executive Officers, and Principal Shareholders of the Company

The following table sets forth for (1) each director and the executive officers named in the Summary Compensation Table, (2) all directors and executive officers as a group, and (3) each beneficial owner of 5% or more of our Common Stock: (i) the number of shares of Common Stock beneficially owned on February 10, 2012, and (ii) such person’s or group’s percentage ownership of outstanding shares of Common Stock on such date. All of the Company’s directors and executive officers receive mail at the Company’s principal executive office at Attn: Douglas J. Glenn, President and Chief Executive Officer at Hampton Roads Bankshares, Inc., 999 Waterside Drive, Suite 200, Norfolk, Virginia 23510.

This table is based upon information supplied by officers, directors, and principal shareholders. Unless indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Name	Number of Shares Beneficially Owned		Percent of Outstanding Shares (1)

Certain Beneficial Owners:
Carlyle Financial Services Harbor, L.P.(2) c/o The Carlyle Group 1001 Pennsylvania Avenue, NW Suite 220 South Washington, DC 20004-2505	7,870,693.00	(3)	22.77	(3)
ACMO-HR, L.L.C.(4) c/o Anchorage Capital Group, L.L.C. 610 Broadway 6th Floor New York, NY 10012	7,861,753.80	(5)	22.75	(5)
CapGen Capital Group VI LP(6) 280 Park Avenue 40th Floor West, Suite 401 New York, NY 10017	6,375,584.40	(7)	18.45	(7)
Fir Tree Value Master Fund, L.P.(8) c/o Citco Fund Services (Cayman Islands) Limited 89 Nexus Way, Camana Bay Box 31106	3,305,338.00		9.56
Affiliates of Davidson Kempner Capital Management LLC	3,305,343.00	(9)	9.56
United States Department of the Treasury 1500 Pennsylvania Avenue, NW Washington, DC 20220	2,142,056.32	(10)	6.19
Directors:
Douglas J. Glenn	5,487	(11)	*
Patrick E. Corbin	30,108	(12)	*
Henry P. Custis	25,221	(13)	*
John A. B. Davies, Jr.(20)	4,794		*
William A. Paulette	16,694	(14)	*
Billy Roughton	51,173	(15)	*
Jordan E. Slone(20)	14,845	(16)	*
W. Lewis Witt	40,792	(17)	*
Robert B. Goldstein(21)	6,542,520.60	(18)	18.66
Hal F. Goltz	—		—
Randal K. Quarles	—		—
Non-Director Executive Officers (not included above):
Stephen P. Theobald	2,000.00		*
W. Thomas Mears	—		—
Michael J. Sykes	—		—
Robert J. Bloxom	—		—
All Directors and Executive Officers, as a group (15 persons)	6,733,634.60	(19)	19.48

*	Represents less than 1% of outstanding shares.

(1)	Applicable percentages are based on 34,561,145 shares outstanding on February 10, 2012. Shares of Common Stock subject to options and warrants exercisable within 60 days of February 10, 2012 are deemed outstanding (without regard for limitations on exercise) for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage held by any other person. The table includes shares owned by spouses, other immediate family members, in trust, shares held in retirement accounts or funds for the benefit of the named individuals, shares held as restricted stock and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power.
(2)	DBD Cayman Holdings, Ltd., is the sole shareholder of DBD Cayman, Ltd., which is the general partner of TCG Holdings Cayman II, L.P., which is the general partner of TC Group Cayman Investment Holdings, L.P., which is the sole shareholder of Carlyle Financial Services, Ltd., which is the general partner of TCG Financial Services, L.P., which is the general partner of Carlyle Financial Services Harbor, L.P. William E. Conway, Jr., Daniel A. D’Aniello and David M. Rubenstein are the ordinary members as well as the directors of DBD Cayman Holdings, Ltd. and, in such capacities, may be deemed to share beneficial ownership of the shares of Common Stock owned by DBD Cayman, Ltd. William E. Conway, Jr., Daniel A. D’Aniello, David M. Rubenstein and Glenn Youngkin are the directors of Carlyle Financial Services, Ltd. and, in such capacity, may be deemed to share beneficial ownership of the shares of Common Stock beneficially owned by Carlyle Financial Services, Ltd.
(3)	Does not include 333,873 shares of Common Stock underlying a warrant that becomes exercisable only upon the occurrence of a stay of the Written Agreement the with the Federal Reserve Bank of Richmond and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the “Written Agreement”) or the occurrence of a “Sale Event,” as defined in the applicable warrant agreement.
(4)	All investment and voting decisions with respect to the shares of Common Stock held by ACMO-HR, L.L.C. are made by Anchorage Capital Group, L.L.C. (formerly named Anchorage Advisors, L.L.C.). Because of their respective relationships with ACMO-HR, L.L.C. and each other, each of Anchorage Advisors Management, L.L.C., Anchorage Capital Group, L.L.C., Anchorage Capital Master Offshore, Ltd., ACMO-HR, L.L.C and Messrs. Anthony L. Davis and Kevin M. Ulrich may be deemed to share voting and disposition power with respect to the shares of Common Stock beneficially owned by ACMO-HR, L.L.C. None of these persons or entities may be deemed to have sole voting and disposition power with respect to any shares of Common Stock beneficially owned by ACMO-HR, L.L.C.
(5)	Includes 667,745 shares of Common Stock issuable pursuant to a non-contingent warrant, but does not include 333,873 shares of Common Stock underlying a warrant that becomes exercisable only upon the occurrence of a stay of the Written Agreement or the occurrence of a “Sale Event,” as defined in the applicable warrant agreement.
(6)	Messrs. John Rose, Robert Goldstein, Eugene A. Ludwig, John Sullivan, Alfred Moses, and Edward Mathias comprise the investment committee of CapGen Capital Group VI LLC, and the investment committee is responsible for making all decisions with respect to the voting or disposition of the shares of Common Stock held by CapGen Capital Group VI LLC. CapGen Capital Group VI LLC is the general partner of CapGen Capital Group VI LP.
(7)	Includes 333,873 shares of Common Stock issuable pursuant to a non-contingent warrant, but does not include 166,936 common shares underlying a warrant that becomes exercisable only upon the occurrence of a stay of the Written Agreement or the occurrence of a “Sale Event,.” as defined in the applicable warrant agreement.
(8)	Fir Tree, Inc. may be deemed to beneficially own the shares of Common Stock held by Fir Tree Value Master Fund, L.P. as a result of being the investment manager of Fir Tree Value Master Fund, L.P. Fir Tree Value Master Fund, L.P. may direct the vote and disposition of the shares of Common Stock beneficially held by it. Fir Tree, Inc. has been granted investment discretion over the Common Stock held by Fir Tree Value Master Fund, L.P., and thus, has the shared power to direct the vote and disposition of the shares of Common Stock beneficially held by Fir Tree Value Master Fund, L.P. Fir Tree, Inc. is also the investment manager of Fir Tree REOF II Master Fund, LLC, and has been granted investment discretion over the Common Stock held by Fir Tree REOF II Master Fund, LLC, and thus also has the shared power to direct the vote and disposition of such shares of Common Stock.

(9)	Each of Messrs. Thomas L. Kempner, Jr., Stephen M. Dowicz, Scott E. Davidson, Timothy I. Levart, Robert J. Brivio, Jr., Anthony A. Yoseloff, Eric P. Epstein, Avram Z. Friedman, and Conor Bastable may be deemed to share beneficial ownership over an aggregate of 3,305,343 shares of Common Stock. Each of these individuals disclaims all beneficial ownership as affiliates of a registered investment advisor, and each such individual disclaims all beneficial ownership except as to the extent of his pecuniary interest in the shares of Common Stock. The business address of each such individual is c/o Davidson Kempner Capital Management LLC, 65 East 55th Street, 19th Floor, New York, New York 10022.
(10)	Includes 2,089,022.00 shares of Common Stock issued on September 30, 2010, and 53,034.32 shares of Common Stock underlying a warrant issued that is immediately exercisable.
(11)	Includes 1,280.00 options to purchase shares, 11.00 shares held in the Company’s 401(k) Profit Sharing Plan and Trust for Douglas J. Glenn, 186.00 shares held in the Company’s 401(k) Profit Sharing Plan and Trust for Tiffany K. Glenn, 429.00 shares of restricted stock held by the Company for Douglas J. Glenn, 71.00 shares held by Tiffany K. Glenn, 379.00 shares held in a Rabbi Trust for Douglas J. Glenn, 303.00 shares held in a Rabbi Trust for Tiffany K. Glenn, 1,489.00 shares owned jointly by Douglas J. Glenn and Tiffany K. Glenn, 713.00 shares held in the Company’s director compensation plans for Douglas J. Glenn, 18.00 shares held by Tiffany K. Glenn as custodian for Grayson Glenn (son), and 18.00 shares held by Tiffany K. Glenn as custodian for Bayler Glenn (daughter).
(12)	Includes 9.00 shares owned jointly by Patrick E. Corbin and Brenda C. Corbin (wife), 8.00 shares owned by Brenda C. Corbin, 297.00 shares held in a deferred compensation plan for Patrick E. Corbin, and 1,794.00 shares held in a revocable trust for Patrick E. Corbin.
(13)	Includes 12,120.00 shares held in a revocable trust for Henry P. Custis and 2,000.00 shares held in a revocable trust jointly for Henry P. Custis and Linda Custis (wife).
(14)	Includes 1,194.00 shares owned jointly by William A. Paulette and Carolyn E. Paulette (wife).
(15)	Includes 791.00 options to purchase shares, 11,973.00 shares owned jointly by Billy Roughton and Mildred H. Roughton (wife), 729.00 shares held in a SEP for Billy Roughton and 86.00 shares held in a SEP for Mildred H. Roughton.
(16)	Includes 480.00 options to purchase shares, 69.00 shares held by the 2003 Irrevocable Slone Children’s Trust, 1,380.00 shares held by Garden Capital Acquisitions, LLC, a company operated by Jordan E. Slone, and 6,611 shares held by Slone Investments.
(17)	Includes 585.00 options to purchase shares, 2,312.00 shares owned jointly by W. Lewis Witt and Judith W. Witt (wife), 253.00 shares held in an IRA for W. Lewis Witt, 908.00 shares held in an IRA for Judith W. Witt, 13,427.00 shares held in the Company’s director compensation plans for W. Lewis Witt, 808.00 shares owned by Inner-View, Ltd., a company owned by W. Lewis Witt, 6,038.00 shares held in an IRA for W. Lewis Witt, and 62.00 shares for TOD Registration Account.
(18)	Includes 333,873.00 shares of Common Stock underlying a warrant issued to CapGen Capital Group VI LP that is immediately exercisable, but does not include 166,936.00 shares of Common Stock underlying a warrant issued to CapGen Capital Group VI LP that becomes exercisable only upon the occurrence of a stay of the Written Agreement or the occurrence of a “Sale Event,” as defined in the applicable warrant agreement.
(19)	Includes options to purchase shares.
(20)	Mssrs. Davies and Slone are no longer directors.
(21)	As a principal member and member of the investment committee of CapGen, LLC, the general partner of CapGen Capital Group VI LP, Mr. Goldstein may be deemed to be the indirect beneficial owner of such shares or shares underlying the warrants under Rule 16a-1(a)(2) promulgated under the Exchange Act. Pursuant to Rule 16a-1(a)(4) promulgated under the Exchange Act, Mr. Goldstein disclaims that he is the beneficial owner of such shares, to the extent of his pecuniary interest.

A summary of the information related to our existing equity compensation plans as of December 31, 2011 is given below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	30,556	$355.37	2,750,000
Equity compensation plans not approved by security holders	—	—	—

Total	30,556	$355.37	2,750,000

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

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2011, directors and executive officers of the Company, their affiliates, and members of their immediate families were customers of and had loan transactions with the Company in the normal course of business and are expected to continue to have customer relationships with the Company in the future. All outstanding loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and did not involve more than a normal risk of collectability or present other unfavorable features.

At December 31, 2011, loans to executive officers, directors, and their associates amounted to $79.4 million. During 2011, additional loans and repayments of loans by executive officers, directors, and their associates netted ($24.5) million.

Jordan E. Slone, a former director of the Company, is the managing member of two limited liability companies that serve as the managers for the legal entities that own and manage the Dominion Tower at 999 Waterside Drive, Norfolk, Virginia 23510. The Company currently leases the second floor and a portion of the nineteenth floor of the Dominion Tower for its executive offices and a portion of the first floor as a financial center. Our lease, as amended, expires in September 2021. Rent payments made in 2011 totaled approximated $829,000 for the year. The payments under this lease in 2012 are expected to be approximately the same. Total rent due for the term of the lease beginning January 1, 2011 was approximately $7.7 million. It is also expected that the rent paid will exceed 5% of the gross revenues of the entities that own Dominion Tower. The terms of this lease are substantially similar to the terms of leases that are the result of “arms length” negotiations between unrelated parties, and the rent is comparable to current market rates. In the opinion of management, the payments under the Dominion Tower lease are as favorable to the Company as could have been made with unaffiliated parties.

Bank of Hampton Roads leases its Nags Head, North Carolina and one of its Kitty Hawk, North Carolina branches from Billy G. Roughton, a director of the Company, and his wife for monthly payments of $8,000 and $17,888, respectively, during 2011. Total payments under these leases in 2012 are expected to be approximately the same as in 2011. Total rent due for the term of the leases beginning January 1, 2011 were $344 thousand and approximately $4.0 million, respectively. The interests of the Roughtons in these transactions are equal to the monthly lease payments. The term of the Nags Head lease was renewed for five years commencing August 2009. Kitty Hawk is a land lease that commenced in April 2006 for a term of twenty years, with three five-year renewals; these renewals would be a the same rate as we are currently paying. In the opinion of management, the payments under these leases are as favorable to the Company as could have been made with unaffiliated parties.

On September 30, 2010, under the terms of a letter agreement with the Company, Carlyle Investment Management L.L.C. received a $3,000,000 cash fee as well as a warrant to purchase 313,875 shares of our Common Stock at $10.00 per share, as consideration for assistance provided in structuring the Company’s Private Placement. Randal K. Quarles is a managing director of this entity and a director of the Company. Carlyle Investment Management L.L.C. is also affiliated with Carlyle Financial Services Harbor, L.P., who is a participant in the Private Placement.

On September 30, 2010, ACMO-HR, L.L.C. received warrants to purchase 941,623 shares of our Common Stock at $10.00 per share. ACMO-HR, L.L.C. is also a participant in the Private Placement. Anchorage Advisors is affiliated with ACMO-HR, L.L.C. and Hal F. Goltz, a director of the Company, is a senior analyst of Anchorage Advisors.

On September 30, 2010, CapGen Capital Group VI LP received warrants for the purchase of 470,812 shares of our Common Stock for $10.00 per share. CapGen Capital Group VI is also a participant in the Private Placement and Robert B. Goldstein, a director of the Company, is affiliated with this entity.

In addition, as a result of the Common Stock issuances in the second closing of the Private Placement and related transactions, on December 28, 2010, the amount of shares of our Common Stock for which the warrants (discussed immediately above) are exercisable automatically increased pursuant the terms of such warrants. The underlying share amounts increased by the following amounts: 19,999 shares, under a warrant issued to Carlyle Financial Services Harbor, L.P.; 59,995 shares, under warrants issued to ACMO-HR, L.L.C.; and 29,998 shares under warrants issued to CapGen Capital Group VI LP.

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

Based on these standards, the Board of Directors determined that Billy Roughton was not independent because he owns two branches in North Carolina. These transactions are discussed in greater detail in the “Certain Relationships and Related Transactions” section of this Annual Report on Form 10-K. Except for Billy Roughton, none of our non-employee directors, their immediate family members, or employees, are engaged in such relationships with us.

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

Audit Committee

The Audit Committee consisted of Patrick E. Corbin, William A. Paulette, and W. Lewis Witt. The Board of Directors determined that all of these directors were “independent directors” as that term is defined under the NASDAQ Stock Market’s listing standards and the requirements of the SEC.

The Audit Committee and the Board of Directors has designated Patrick E. Corbin as the Audit Committee Financial Expert, as defined under the SEC’s rules. The Audit Committee’s charter appears on the Company’s website at http://www.snl.com/irweblinkx/corporateprofile.aspx?iid=4066242.

The Audit Committee is responsible for the appointment, compensation, and oversight of the work of the independent registered public accounting firm of the Company. It also must pre-approve all audit and non-audit services provided by the independent registered public accounting firm. The Audit Committee acts as the intermediary between the Company and the independent registered public accounting firm and reviews the reports of the independent registered public accounting firm. The Audit Committee held 4 meetings in 2011. See “Audit Committee Report” below.

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

The Audit Committee meets with the internal and independent registered public accounting firm to discuss the results of their audits, the evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting. The meetings also are designed to facilitate any private communications with the Audit Committee desired by the internal auditors or independent registered public accounting firm. In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board has approved, that the audited consolidated financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as amended, for filing with the SEC.

Patrick E. Corbin

William A. Paulette

W. Lewis Witt

Compensation Committee

The Compensation Committee consisted of Patrick E. Corbin, Henry P. Custis, Jr., Robert B. Goldstein, Hal F. Goltz and W. Lewis Witt, all of whom the Board of Directors determined were independent in 2011 under standards set by the NASDAQ Stock Market. This committee met two times in 2011.

The Compensation Committee reviews the compensation of all executive officers, determines the compensation package for the Chief Executive Officer, and administers the Company’s compensation programs. See “Compensation Discussion and Analysis” and “2011 Compensation Committee Report.”

The charter of the Compensation Committee appears on the Company’s website at http://www.snl.com/irweblinkx/corporateprofile.aspx?iid=4066242.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee consisted of Henry P. Custis, Robert B. Goldstein, William A. Paulette and Randal K. Quarles, all of whom the Board of Directors determined were independent in 2011 under standards set by the NASDAQ Stock Market. This committee did not meet in 2011.

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

•	other business and professional commitments of the candidate, including the number of other boards (public, private, and charitable) on which the candidate serves; and

•	the financial sophistication, including the ability to qualify as “financially literate” under NASDAQ listing standards.

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

Leadership Structure

We have operated under a board leadership structure with separate roles for our Chairman of the Board and our Chief Executive Officer, although our governance documents do not require this. Historically, our Chairman of the Board is responsible for presiding over the meetings of the Board of Directors and the annual meetings of shareholders, and our Chief Executive Officer is responsible for the general management of the business, financial affairs, and day-to-day operations of the Company. As our directors continue to have more oversight responsibility, we believe it is beneficial to have a Chairman whose focus is to lead the board and facilitate communication among directors and management. Accordingly, we believe this structure is the best governance model for the Company and our shareholders.

Information About Shareholders

The Board of Directors has not established a written policy regarding communications with shareholders. A formal policy has not been adopted because directors have periodic contact with shareholders through business, personal, and community-based activities. Although not prescribed in a policy, shareholders may communicate with the Board of Directors through written communications addressed to the Company’s executive office at Attn: Douglas J. Glenn, Executive Vice President, Chief Executive Officer and General Counsel at Hampton Roads Bankshares, Inc., 999 Waterside Drive, Suite 200, Norfolk, Virginia 23510.

Board and Committee Meetings

The business of the Company is managed under the direction of the Board of Directors. The Board of Directors generally meets twice a month and held 22 meetings in 2011. During 2011 each director participated in at least 75% of all Board of Directors meetings and at least 75% of all meetings of committees on which he served. The Board of Directors does not have a policy regarding attendance at annual shareholders’ meetings. However, directors are encouraged to attend such meetings, and at the 2011 annual meeting of shareholders, held on October 4, 2011, all then current directors were in attendance. All Board committee meetings are scheduled by the committee chairpersons as deemed necessary.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Amounts paid to KPMG, LLP (“KPMG”) and Yount Hyde & Barbour, P.C. (“YHB”) for work performed in 2011 and 2010 appear below:

	KPMG(1)				YHB
	2011		2010		2011		2010
Audit fees (2)	$545,500		$440,800		$12,350		$259,771
Audit-related fees	20,000	(6)	30,604	(3)	158,978	(8)	108,365	(4)
Tax fees	323,213		367,516		—		17,820
All other fees	39,000	(7)	—		315	(9)	13,379	(5)

(1)	On October 7, 2010, the Audit Committee of the Board of Directors of the Company appointed KPMG as the Company’s independent registered public accounting firm. Therefore, although KPMG conducted the year-end audit of the Company’s 2010 financial statements, YHB performed a review of its Form 10-Qs for the first three quarters of 2010.

(2)	Fees for financial statement audit, including audit of internal control over financial reporting and interim reviews, comfort letter, and reviews of registration statements and consents.
(3)	Fees for Goodwill impairment testing, SEC comment letter, and capital raise efforts and related S-3.
(4)	Fees for SEC comment letter, capital raise efforts and related S-3, and 401(k) plan audits.
(5)	Relates to fees paid for consents on Form S-3 filings.
(6)	Fees for audit of 401(k) plan
(7)	Fees related to advisory services
(8)	Fees related to SEC and DOJ investigations and Jack Gibson subpoena
(9)	Fees related to request for workpapers

As stated in the Audit Committee charter, the Audit Committee must pre-approve all audit and non-audit services provided by the firm of independent auditors. During 2011, the Audit Committee pre-approved 100% of services provided by KPMG. The Audit Committee has considered the provisions of these services by KPMG and has determined that the services are compatible with maintaining KPMG’s independence.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

(1)	Financial Statements – The following documents are included in the 2011 Annual Report to Shareholders and are incorporated by reference in this report:

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

Hampton Roads Bankshares, Inc.

March 13, 2012	/s/ DOUGLAS J. GLENN
Date	Douglas J. Glenn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE

/s/ DOUGLAS J. GLENN Douglas J. Glenn	President, Chief Executive Officer, Director, Chief Operating Officer, and General Counsel (Principal Executive Officer)	March 13, 2012

/s/ STEPHEN P. THEOBALD Stephen P. Theobald	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2012

/s/ LORELLE L. FRITSCH Lorelle L. Fritsch	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 13, 2012

/s/ HENRY P. CUSTIS, JR. Henry P. Custis, Jr.	Chairman of the Board	March 13, 2012

/s/ PATRICK E. CORBIN Patrick E. Corbin	Director	March 13, 2012

/s/ WILLIAM A. PAULETTE William A. Paulette	Director	March 13, 2012

SIGNATURE	CAPACITY	DATE

/s/ BILLY G. ROUGHTON Billy G. Roughton	Director	March 13, 2012

/s/ W. LEWIS WITT W. Lewis Witt	Director	March 13, 2012

/s/ RANDAL K. QUARLES Randal K. Quarles	Director	March 13, 2012

/s/ HAL F. GOLTZ Hal F. Goltz	Director	March 13, 2012

/s/ ROBERT B. GOLDSTEIN Robert B. Goldstein	Director	March 13, 2012

Exhibit Index

Hampton Roads Bankshares, Inc.

3.1	Amended and Restated Articles of Incorporation of Hampton Roads Bankshares, Inc., attached as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed May 16, 2011, incorporated herein by reference.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, attached as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated September 24, 2009, incorporated herein by reference.

4.1	Specimen of Common Stock Certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010.

4.2	Carlyle Contingent Warrant for Purchase of Shares of Common Stock, incorporated by reference from Exhibit 4.2 to the Registrant’s Form 10-Q for the quarter ended September 30. 2010, filed November 9, 2010.

4.3	Anchorage Contingent Warrant for Purchase of Shares of Common Stock, incorporated by reference from Exhibit 4.3 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010.

4.4	Anchorage Standard Warrant for Purchase of Shares of Common Stock, incorporated by reference from Exhibit 4.4 to the Registrant’s Form 10-Q for the quarter ended September 30. 2010, filed November 9, 2010.

4.5	CapGen Contingent Warrant for Purchase of Shares of Common Stock, incorporated by reference from Exhibit 4.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010.

4.6	CapGen Standard Warrant for Purchase of Shares of Common Stock, incorporated by reference from Exhibit 4.6 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010.

4.7	Amended and Restated Warrant for Purchase of Shares of Common Stock issued to the United States Department of the Treasury, incorporated by reference from Exhibit 10.2 to the Registrant’s Form 8-K, filed August 18, 2010.

4.8	Letter Agreement, dated December 31, 2008, by and between Hampton Roads Bankshares, Inc. and the United States Department of the Treasury, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, filed January 5, 2009.

4.9	Exchange Agreement, dated August 12, 2010, by and between Hampton Roads Bankshares, Inc. and the United States Department of the Treasury, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, filed August 18, 2010.

10.1	Second Amended and Restated Investment Agreement, dated August 11, 2010, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, filed August 17, 2010.

10.2	Amended and Restated CapGen Investment Agreement, dated August 11, 2010, incorporated by reference from Exhibit 10.2 to the Registrant’s Form 8-K, filed August 17, 2010.

10.3	Form of Second Amended and Restated Securities Purchase Agreement, incorporated by reference from Exhibit 10.3 to the Registrant’s Form 8-K, filed August 17, 2010.

10.4	Amended and Restated Securities Purchase Agreement, dated August 11, 2010, incorporated by reference from Exhibit 10.4 to the Registrant’s Form 8-K, filed August 17, 2010.

10.5	Carlyle Investor Letter, dated August 11, 2010, incorporated by reference from Exhibit 10.5 to the Registrant’s Form 8-K, filed August 17, 2010.

10.6	Anchorage Investor Letter, dated August 11, 2010, incorporated by reference from Exhibit 10.6 to the Registrant’s Form 8-K, filed August 17, 2010.

10.7	CapGen Investor Letter, dated August 11, 2010, incorporated by reference from Exhibit 10.7 to the Registrant’s Form 8-K, filed August 17, 2010.

10.8	Consent Letter with affiliate of Davidson Kempner, dated August 11, 2010, incorporated by reference from Exhibit 10.8 to the Registrant’s Form 8-K, filed August 17, 2010.

10.9	Consent Letter with affiliates of Fir Tree, dated August 11, 2010, incorporated by reference from Exhibit 10.9 to the Registrant’s Form 8-K, filed August 17, 2010.

10.10	Assignment and Assumption Agreement, among Goldman, Sachs, & Co., CapGen Capital Group VI LP, and C12 Protium Value Opportunities Ltd, dated September 23, 2010, incorporated by reference from Exhibit 10.10 to the Registrant’s Form 8-K, filed September 23, 2010.

10.11	Director Retirement Plan, dated as of November 28, 2006, attached as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K dated March 11, 2008, incorporated herein by reference.

10.12	Amended and Restated Employment Agreement, dated as of February 13, 2012, between the Registrant, The Bank of Hampton Roads, and Douglas J. Glenn, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 17, 2012, incorporated herein by reference.

10.13	Supplemental Retirement Agreement (as electronically amended and restated) between Bank of Hampton Roads and Douglas J. Glenn, dated May 27, 2008, attached hereto.

10.14	Employment Agreement, dated as of August 28, 2006, between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch, attached as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.15	First Amendment to the Employment Agreement between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch, dated as of July 23, 2008, attached as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.16	Hampton Roads Bankshares, Inc. 2011 Omnibus Incentive Plan, attached as Exhibit 4.13 to the Registrant’s Registration Statement on Form S-8, filed December 20, 2011, incorporated herein by reference.

10.17	Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of January 1, 2005, attached as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.18	First Amendment to Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of December 30, 2008, attached as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.19	Second Amendment to the Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of December 30, 2008, attached as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.20	Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of March 14, 2006, attached as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-134583) dated May 31, 2006, incorporated herein by reference.

10.21	First Amendment to Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of December 26, 2008 attached as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.22	Non-Qualified Limited Stock Option Plan for Directors and Employees, dated March 31, 1994, attached as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

10.23	Gateway Financial Holdings, Inc. 2005 Omnibus Stock Ownership and Long-Term Incentive Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-127978) dated August 31, 2005, incorporated herein by reference.

10.24	Gateway Financial Holdings, Inc. 2001 Non-statutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98021) dated August 13, 2002, incorporated herein by reference.

10.25	Gateway Financial Holdings, Inc. 1999 Incentive Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98025) dated August 13, 2002, incorporated herein by reference.

10.26	Gateway Financial Holdings, Inc. 1999 Non-statutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98027) dated August 13, 2002, incorporated herein by reference.

10.27	Gateway Financial Holdings, Inc. 1999 BOR Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-144841) dated July 25, 2007, incorporated herein by reference.

10.28	Shore Financial Corporation 2001 Stock Incentive Plan, attached as Exhibit 99 to Shore Financial Corporation’s Registration Statement on Form S-8 (Registration No. 333-82838) dated February 15, 2002, incorporated herein by reference.

10.29	Shore Savings Bank, F.S.B. 1992 Stock Option Plan dated November 10, 1992, attached as Exhibit 10 to Shore Financial Corporation’s Registration Statement on Form S-4EF dated September 15, 1997, incorporated herein by reference.

10.30	Purchase & Assumption Agreement, dated July 14, 2011, by and between The Bank of Hampton Roads and The East Carolina Bank, incorporated by reference from the Registrant’s From 8-K, filed July 14, 2011.

10.31	Asset Purchase Agreement, dated August 1, 2011, by and among Bankers Insurance, L.L.C., Gateway Insurance Services, Inc., and The Bank of Hampton Roads, incorporated by reference from Exhibit 10.1 to the Registrant’s From 8-K, filed August 2, 2011.

10.32	Consulting Agreement, dated August 17, 2011, by and between Hampton Roads Bankshares and John A. B. Davies, Jr., incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, filed August 18, 2011.

10.33	Transition Agreement, dated August 17, 2011, by and between Hampton Roads Bankshares and John A. B. Davies, Jr., incorporated by reference from Exhibit 10.2 to the Registrant’s Form 8-K, filed August 18, 2011.

10.34	Employment Agreement (as amended), dated January 8, 2008, between Shore Bank and Robert J. Bloxom, attached hereto.

10.35	Special Assets Division 2011 Proposed Incentive Plan, attached hereto.

13.1	Excerpts from the Annual Report for the year ended December 31, 2011, except to the extent incorporated by reference, is being furnished for informational purposes only and is not deemed to be filed as part of the report on Form 10-K.

14.1	The Company has a Code of Ethics for its senior financial officers and the Chief Executive Officer. Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8- K with the SEC. A copy of the Company’s Code of Ethics can be obtained through written communications addressed to Stephen P. Theobald, Chief Financial Officer, Hampton Roads Bankshares, Inc., 999 Waterside Drive, Suite 200, Norfolk, VA 23510.

21.1	A list of the subsidiaries of Hampton Roads Bankshares, Inc., filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

23.2	Consent of Yount Hyde & Barbour, P.C., filed herewith.

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

99.1	TARP Certification of Chief Executive Officer and Chief Financial Officer, filed herewith.

101	The following materials from the Hampton Roads Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, filed herewith.