Form 10-Q
period 2012-03-31
HAMPTON ROADS BANKSHARES INC
filed 2012-05-09
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the issuer’s common stock as of April 30, 2012 was 34,561,145 shares, par value $0.01.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(in thousands, except share and per share data)	March 31, 2012	December 31, 2011
Assets:
Cash and due from banks	$12,935	$18,241
Interest-bearing deposits in other banks	1,070	1,295
Overnight funds sold and due from Federal Reserve Bank	113,395	118,531
Investment securities available for sale, at fair value	315,203	284,470
Restricted equity securities, at cost	19,419	20,057

Loans held for sale	40,562	63,171

Loans	1,471,998	1,504,733
Allowance for loan losses	(68,917)	(74,947)

Net loans	1,403,081	1,429,786
Premises and equipment, net	86,877	87,565
Interest receivable	6,197	6,329
Foreclosed real estate and repossessed assets, net of valuation allowance	61,028	63,613
Intangible assets, net	3,415	3,751
Bank-owned life insurance	51,978	51,579
Other assets	17,867	18,472

Totals assets	$2,133,027	$2,166,860

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest-bearing demand	$234,882	$225,458
Interest-bearing:
Demand	535,597	540,262
Savings	63,833	61,218
Time deposits:
Less than $100	477,721	525,291
$100 or more	460,089	445,805

Total deposits	1,772,122	1,798,034
Federal Home Loan Bank borrowings	195,721	195,941
Other borrowings	40,710	40,617
Interest payable	4,041	3,751
Other liabilities	15,135	14,849

Total liabilities	2,027,729	2,053,192

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 34,561,145 shares issued and outstanding on March 31, 2012 and on December 31, 2011	346	346
Capital surplus	493,006	492,998
Retained deficit	(394,201)	(386,295)
Accumulated other comprehensive income, net of tax	5,633	6,377

Total shareholders’ equity before non-controlling interest	104,784	113,426
Non-controlling interest	514	242

Total shareholders’ equity	105,298	113,668

Total liabilities and shareholders’ equity	$2,133,027	$2,166,860

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Three Months Ended
(unaudited)	March 31, 2012	March 31, 2011
Interest Income:
Loans, including fees	$19,521	$24,539
Investment securities	2,008	2,418
Overnight funds sold and due from FRB	77	225
Interest-bearing deposits in other banks	—	1

Total interest income	21,606	27,183

Interest Expense:
Deposits:
Demand	460	1,165
Savings	22	42
Time deposits:
Less than $100	1,617	2,904
$100 or more	1,607	2,787

Interest on deposits	3,706	6,898
Federal Home Loan Bank borrowings	587	1,320
Other borrowings	613	741

Total interest expense	4,906	8,959

Net interest income	16,700	18,224
Provision for loan losses	7,302	21,314

Net interest income (expense) after provision for loan losses	9,398	(3,090)

Noninterest Income:
Service charges on deposit accounts	1,342	1,446
Mortgage banking revenue	3,258	1,250
Losses on foreclosed real estate and repossessed assets	(2,964)	(3,682)
Loss on sale of investment securities available for sale	(13)	—
Insurance revenue	—	1,153
Brokerage revenue	63	70
Income from bank-owned life insurance	399	481
Other	1,024	1,407

Total noninterest income	3,109	2,125

Noninterest Expense:
Salaries and employee benefits	9,712	12,355
Occupancy	1,746	2,326
Professional and consultant fees	1,393	2,185
FDIC insurance	1,227	6,709
Data processing	1,085	1,007
Problem loan and repossessed asset costs	893	1,416
Equipment	705	806
Other	3,150	3,838

Total noninterest expense	19,911	30,642

Loss before provision for income taxes	(7,404)	(31,607)
Provision for income taxes	—	44

Net loss	(7,404)	(31,651)
Net income attributable to non-controlling interest	502	17

Net loss attributable to Hampton Roads Bankshares, Inc.	$(7,906)	$(31,668)

Per Share: (1)
Cash dividends declared	$—	$—

Basic loss	$(0.23)	$(0.95)

Diluted loss	$(0.23)	$(0.95)

Basic weighted average shares outstanding	34,561,145	33,389,949
Effect of dilutive stock options	—	—

Diluted weighted average shares outstanding	34,561,145	33,389,949

(1)	As restated to give retroactive effect to the 1 for 25 shares reverse stock split that occurred on April 27, 2011.

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share data)	For the Three Months Ended	For the Three Months Ended
March 31, 2012	March 31, 2011

Net loss	(7,404)	(31,651)

Other comprehensive income, net of tax
Change in unrealized gain on securities available for sale	(757)	1,089
Reclassification adjustment for securities losses included in net income	13	(744)	—	1,089

Other comprehensive income (loss)	(744)	1,089

Comprehensive loss	(8,148)	(30,562)

Less: comprehensive income attributable to the noncontrolling interest	502	17

Comprehensive loss attributable to Hampton Roads Bankshares, Inc.	(8,650)	(30,579)

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

			Capital Surplus	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity

(in thousands, except share data)	Common Stock
(unaudited)	Shares	Amount
Balance at December 31, 2011	34,561,145	$346	$492,998	$(386,295)	$6,377	$242	$113,668

Net income (loss)	—	—	—	(7,906)	—	502	(7,404)
Other comprehensive loss	—	—	—	—	(744)	—	(744)
Share-based compensation expense	—	—	8	—	—	—	8
Distributed non-controlling interest	—	—	—	—	—	(230)	(230)

Balance at March 31, 2012	34,561,145	$346	$493,006	$(394,201)	$5,633	$514	$105,298

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Three Months Ended
(unaudited)	March 31, 2012	March 31, 2011
Operating Activities:
Net loss	$(7,404)	$(31,651)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,050	1,171
Amortization of intangible assets and fair value adjustments	370	(33)
Provision for loan losses	7,302	21,314
Proceeds from mortgage loans held for sale	139,210	101,900
Originations of mortgage loans held for sale	(116,601)	(91,562)
Stock-based compensation expense	8	30
Net amortization of premiums and accretion of discounts on investment securities available for sale	866	711
Losses on foreclosed real estate and repossessed assets	2,964	3,682
Loss on sale of investment securities available for sale	13	—
Income from bank-owned life insurance	(399)	(481)
Changes in:
Interest receivable	132	(262)
Other assets	605	4,652
Interest payable	290	85
Other liabilities	286	(2,123)

Net cash provided by operating activities	28,692	7,433

Investing Activities:
Proceeds from maturities and calls of investment securities available for sale	27,031	14,242
Proceeds from sale of investment securities available for sale	96	—
Purchase of investment securities available for sale	(59,483)	(28,887)
Purchase of restricted equity securities	(783)	—
Proceeds from sale of restricted equity securities	1,421	354
Net decrease in loans	13,885	59,341
Purchase of premises and equipment	(333)	(260)
Proceeds from sale of foreclosed real estate and repossessed assets	4,914	9,127

Net cash provided by (used in) investing activities	(13,252)	53,917

Financing Activities:
Net decrease in deposits	(25,861)	(149,069)
Repayments of Federal Home Loan Bank borrowings	(16)	(16)
Distributed non-controlling interest	(230)	(400)

Net cash used in financing activities	(26,107)	(149,485)

Decrease in cash and cash equivalents	(10,667)	(88,135)
Cash and cash equivalents at beginning of period	138,067	460,912

Cash and cash equivalents at end of period	$127,400	$372,777

Supplemental cash flow information:
Cash paid for interest	$4,616	$8,874
Cash paid for income taxes	265	20

Supplemental non-cash information:
Change in unrealized gain (loss) on securities	$(744)	$1,089
Transfer between loans and other real estate owned	5,293	24,176

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hampton Roads Bankshares, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

On March 18, 2011, the Board of Directors of the Company unanimously adopted resolutions approving an amendment to the Articles to effect a 1-for-25 reverse stock split of all outstanding shares of the Common Stock on April 27, 2011 (the “Reverse Stock Split”). Shareholders received one new share of Common Stock in replacement of every twenty-five shares they held on that date. The Reverse Stock Split did not change the aggregate value of any shareholder’s shares of Common Stock or any shareholder’s ownership percentage of the Common Stock, except for minimal changes resulting from the treatment of fractional shares. The Company did not issue any fractional shares as a result of the Reverse Stock Split. The number of shares issued to each shareholder was rounded up to the nearest whole number if, as a result of the Reverse Stock Split, the number of shares owned by any shareholder would not be a whole number. All previously reported share and per share amounts in the accompanying consolidated financial statements and related notes have been restated to reflect the reverse stock split.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income that improves the comparability of items reported in other comprehensive income. The amendment requires that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment is to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted. The adoption of the new guidance resulted in the addition of a new Consolidated Statement of Comprehensive Loss included in these financial statements.

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendment defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendment is to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

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

To date, the Company and BOHR have met all of the deadlines for taking actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement. A committee has been appointed to oversee the Company’s compliance with the terms of the agreement and has met each month to review compliance. Written plans have been submitted for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations. The Company has also submitted its written policies and procedures for maintaining an adequate allowance for loan and lease losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $2.5 million. Additionally, the Company instituted the required review process for all classified loans. The Company has charged off the assets identified as loss from the previous examination. As of March 31, 2012, the Company exceeded the regulatory capital minimums, Shore was considered “well capitalized,” and BOHR was “adequately capitalized” under the risk-based capital standards. As a result, management believes that, except for BOHR’s capital status as “adequately capitalized” and our significant level of loan losses, the Company and BOHR are in full compliance with the terms of the Written Agreement.

On February 13, 2012, the Company announced that it intends to offer shares of its Common Stock in a public offering that we expect will raise between $54.0 million and $95.0 million in gross proceeds and anticipate will settle during the second or third quarter of 2012. Depending on the timing and/or the consummation of this capital raise, continued

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

losses may result in either the Company or BOHR falling below the minimum required capital levels during 2012. If this occurs, our regulators would be required to take certain actions to resolve these capital deficiencies. These actions may include increased supervisory monitoring, restrictions on asset growth, requirements to sell certain assets or businesses, or requiring our multi-bank holding company investor to contribute additional capital into BOHR.

NOTE C – STOCK-BASED COMPENSATION

Compensation cost relating to share-based transactions is accounted for in the consolidated financial statements based on the fair value of the share-based award on the date of grant. The Company calculates the fair value of its stock options at the date of grant using a lattice option pricing model. Stock options granted with pro-rata vesting schedules are expensed over the vesting period on a straight-line basis. No options were granted during the three months ended March 31, 2012 and 2011. Stock-based compensation expense (in thousands, except share data) recognized in the consolidated statements of operations and the options exercised, including the total intrinsic value and cash received, for the three months ended March 31, 2012 and 2011 were as follows.

	March 31,
	2012	2011
Expense recognized:
Related to stock options	$2	$22
Related to share awards	6	8
Related tax benefit	—	—

Number of options exercised:
New shares	—	—
Previously acquired shares	—	—

Total intrinsic value of options exercised	$—	$—
Cash received from options exercised	—	—

The Company has granted stock options to its directors and employees under stock compensation plans that have been approved by the Company’s shareholders. All outstanding options have terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over periods that range from three to ten years. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2012 is as follows.

	Options Outstanding	Weighted Average Exercise Price	Average Intrinsic Value

Balance at December 31, 2011	30,556	$355.37	$—
Expired	(991)	(219.57)	—

Balance at March 31, 2012	29,565	$359.92	$—

Options exercisable at March 31, 2012	29,118	$360.74	$—

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

Information pertaining to options outstanding and options exercisable as of March 31, 2012 is as follows.

	Options Oustanding			Options Exercisable
Ranges of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$100.00 - $126.25	893	1.32	$116.85	893	$116.85
$177.25 - $219.25	3,942	1.53	201.29	3,942	201.29
$227.75 - $266.25	6,462	3.03	254.09	6,462	254.09
$300.00 - $312.25	5,765	4.84	301.05	5,318	300.61
$491.75 - $546.75	11,324	2.87	497.93	11,324	497.93
$616.75	1,179	3.17	616.75	1,179	616.75

$100.00 - $616.75	29,565	3.08	$359.92	29,118	$360.74

On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan, which succeeds the Company’s 2006 Stock Incentive Plan and provides for the grant of up to 2,750,000 shares of our Common Stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities. No such awards were granted during the three months ended March 31, 2012. As of March 31, 2012, there was $28 thousand of unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 5.6 years.

The Company has granted non-vested shares of Common Stock to certain directors and employees as part of incentive programs. Outstanding non-vested shares have vesting schedules of five years and are expensed over the same time frame. A summary of the Company’s non-vested share activity and related information for the three months ended March 31, 2012 is as follows.

	Number of Shares	Per Share Weighted-Average Grant Date Fair Value

Balance at December 31, 2011	80	$306.25

Balance at March 31, 2012	80	$306.25

As of March 31, 2012, there was $14 thousand of total unrecognized compensation cost related to non-vested share awards. That cost is expected to be recognized over a weighted-average period of 0.6 years. There were no shares vested during the three months ended March 31, 2012.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

NOTE D – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available for sale (in thousands) at March 31, 2012 and December 31, 2011 were as follows.

	March 31, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. agency securities	$35,372	$1,162	$15	$36,519
Mortgage-backed securities	269,613	4,950	585	273,978
State and municipal securities	528	85	—	613
Corporate securities	2,824	10	—	2,834
Equity securities	1,233	48	22	1,259

Total investment securities available for sale	$309,570	$6,255	$622	$315,203

	December 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. agency securities	$48,854	$1,101	$35	$49,920
Mortgage-backed securities	224,578	5,688	330	229,936
State and municipal securities	529	79	—	608
Corporate bonds	2,811	—	115	2,696
Equity securities	1,341	1	32	1,310

Total investment securities available for sale	$278,113	$6,869	$512	$284,470

Unrealized losses

Information pertaining to securities with gross unrealized losses (in thousands) at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position is as follows.

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

U.S. agency securities	$7,429	$15	$—	$—	$7,429	$15
Mortgage-backed securities	51,222	560	2,758	25	53,980	585
Equity securities	—	—	62	22	62	22

	$58,651	$575	$2,820	$47	$61,471	$622

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

U.S. agency securities	$9,599	$35	$—	$—	$9,599	$35
Mortgage-backed securities	35,730	281	3,066	49	38,796	330
Corporate bonds	2,696	115	—	—	2,696	115
Equity securities	—	—	89	32	89	32

	$48,025	$431	$3,155	$81	$51,180	$512

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

Debt securities with unrealized losses totaling $600 thousand at March 31, 2012 included two U.S. agency securities and twenty mortgage-backed securities. The severity and duration of this unrealized loss will fluctuate with interest rates in the economy.

The Company’s unrealized losses on equity securities were caused by what management deems to be transitory fluctuations in market valuation. At March 31, 2012, seven equity securities experienced an unrealized loss of $22 thousand. All identified impairments on equity securities were taken in the periods identified.

Other-than-temporary impairment (“OTTI”)

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

During the first three months of 2012 and 2011, no equity securities were determined to be other-than-temporarily impaired. No impairment losses were recognized through noninterest income during the first three months of 2012 or 2011. There was nothing included in accumulated other comprehensive loss in the equity section of the balance sheet as of March 31, 2012 or 2011. Management has evaluated the unrealized losses associated with the remaining equity securities as of March 31, 2012 and, in management’s opinion, the unrealized losses are temporary, and it is our intention to hold these securities until their value recovers. A rollforward of the cumulative OTTI losses (in thousands) recognized in earnings for all securities for the three months ended March 31, 2012 for securities still held is as follows.

Balance, December 31, 2011	$1,120
Less: Realized gains for securities sales	—
Add: Loss where impairment was not previously recognized	—
Add: Loss where impairment was previously recognized	—

Balance, March 31, 2012	$1,120

Maturities of investment securities

The amortized cost and estimated fair value of investment securities available for sale (in thousands) that are not determined to be other-than-temporarily impaired by contractual maturity at March 31, 2012 and December 31, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities do not have contractual maturities.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

	March 31, 2012
	Amortized Cost	Estimated Fair Value

Due after one year but less than five years	$6,740	$6,917
Due after five years but less than ten years	23,867	24,345
Due after ten years	277,730	282,682
Equity securities	1,233	1,259

Total available-for-sale securities	$309,570	$315,203

	December 31, 2011
	Amortized Cost	Estimated Fair Value

Due after one year but less than five years	$7,300	$7,386
Due after five years but less than ten years	26,183	26,679
Due after ten years	243,289	249,095
Equity securities	1,341	1,310

Total available-for-sale securities	$278,113	$284,470

Federal Home Loan Bank (“FHLB”)

The Company’s investment in FHLB stock totaled $14.5 million at March 31, 2012. FHLB stock is generally viewed as a long-term investment and as a restricted investment security because it is required to be held in order to receive FHLB advances (i.e. borrowings). It is carried at cost as there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2012, and no impairment has been recognized.

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

	March 31, 2012	December 31, 2011

Commercial and Industrial	$244,619	$256,058
Construction	271,623	284,984
Real estate - commercial mortgage	531,734	522,052
Real estate - residential mortgage	400,451	414,957
Installment loans	23,591	26,525
Deferred loan fees and related costs	(20)	157

Total loans	$1,471,998	$1,504,733

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

Allowance for Loan Losses

The purpose of the allowance for loan losses is to provide for potential losses inherent in our loan portfolio. Management considers several factors in determining the allowance for loan losses, including historical loan loss experience, the size and composition of the portfolio, and the estimated value of collateral and guarantees securing the loans. Management regularly reviews the loan portfolio to determine whether adjustments are necessary to maintain an allowance for loan losses sufficient to absorb losses. Our review takes into consideration changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and review of current economic conditions that may affect the borrower’s ability to repay. Some of the tools used in the credit review process to identify potential problem loans include past due reports, collateral valuations (primarily third-party agreements), cash flow analyses of borrowers, and risk ratings of loans. In addition to the review of credit quality through ongoing credit review processes, we perform a comprehensive allowance analysis for our loan portfolio at least monthly. This analysis includes specific allowances for individual loans; general allowances for loan pools that factor in our historical loan loss experience, loan portfolio growth and trends, and economic conditions; and unallocated allowances predicated upon both internal and external factors.

Loss factors are calculated using qualitative data and then are applied to each of the loan segments to determine a reserve level for various subsets of each of the five segments of loans. While portions of the allowance are attributed to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio. In addition, specific allocations may be assigned to nonaccrual or other problem credits. A rollforward of the activity (in thousands) within the allowance for loan losses by loan type for the three months ended March 31, 2012 and 2011 is as follows.

March 31, 2012			Real Estate -
	Commercial and Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Unallocated	Total
Allowance for credit losses:

Beginning balance	$13,605	$24,826	$17,101	$12,060	$2,067	$5,288	$74,947
Charge-offs	(4,662)	(5,235)	(2,774)	(2,450)	(164)		(15,285)
Recoveries	182	836	675	205	55		1,953
Provision	2,015	(305)	(30)	3,008	(379)	2,993	7,302

Ending balance	$11,140	$20,122	$14,972	$12,823	$1,579	$8,281	$68,917

Ending balance: collectively evaluated for impairment	$8,161	$15,406	$8,741	$6,406	$1,482	$8,281	$48,477

Ending balance: individually evaluated for impairment	$2,979	$4,716	$6,231	$6,417	$97		$20,440

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

March 31, 2011			Real Estate -
	Commercial		Commercial	Residential
	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for credit losses:

Beginning balance	$18,610	$83,052	$25,426	$17,973	$3,400	$8,792	$157,253
Charge-offs	(9,059)	(46,190)	(7,232)	(5,994)	(676)		(69,151)
Recoveries	327	53	60	57	77		574
Provision	4,206	7,144	6,537	5,007	385	(1,965)	21,314

Ending balance	$14,084	$44,059	$24,791	$17,043	$3,186	$6,827	$109,990

Ending balance: collectively evaluated for impairment	$8,064	$16,385	$15,459	$8,519	$2,782	$6,827	$58,036

Ending balance: individually evaluated for impairment	$6,020	$27,674	$9,332	$8,524	$404		$51,954

Impaired Loans

A loan is considered impaired when it is probable that all amounts due will not be collected according to the contractual terms. Impaired loans are measured based on the present value of payments expected to be received using the historical effective loan rate as the discount rate. For collateral dependent impaired loans, impairment is measured based upon the fair value of the underlying collateral. Management considers a loan to be collateral dependent when repayment of the loan is expected solely from the sale or liquidation of the underlying collateral. The Company’s policy is to charge off collateral dependent impaired loans at the time of foreclosure, repossession, or liquidation or at such time any portion of the loan is deemed to be uncollectible and in no case later than 180 days in nonaccrual status. The Company will reduce the carrying value of the loan to the estimated fair value of the collateral less estimated selling costs through a charge off to the allowance for loan losses. For loans that are not collateral dependent, impairment is measured using discounted cash flows. For certain loans when the Company determines a loan is impaired, the estimated impairment is directly charged-off to the loan rather than creating a specific reserve for inclusion in the allowance for loan losses. Total impaired loans were $181.6 million and $211.6 million at March 31, 2012 and December 31, 2011, respectively, the majority of which were considered collateral dependent, and therefore, measured at the fair value of the underlying collateral.

Impaired loans for which no allowance is provided totaled $95.8 million and $115.0 million at March 31, 2012 and December 31, 2011, respectively. Loans written down to their estimated fair value of collateral less the costs to sell account for $48.3 million and $52.9 million of the impaired loans for which no allowance has been provided as of March 31, 2012 and December 31, 2011, respectively. The average age of appraisals for these loans is 0.96 years at March 31, 2012. The remaining impaired loans for which no allowance is provided are fully covered by the value of the collateral, and therefore, no additional loss is expected on these loans. The following charts show impaired loans (in thousands) by class as of March 31, 2012 and December 31, 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
March 31, 2012	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial & Industrial	$5,766	$10,971	$—	$6,140	$14
Construction
1-4 family residential construction	1,918	2,759	—	1,967	—
Commercial construction	37,823	87,636	—	44,598	66
Real estate
Commercial Mortgage
Owner occupied	23,390	25,911	—	24,027	117
Non-owner occupied	10,027	20,843	—	11,574	53
Residential Mortgage
Secured by 1-4 family, 1st lien	12,630	14,201	—	13,090	47
Secured by 1-4 family, junior lien	4,018	6,147	—	4,167	2
Installment	209	551	—	215	2

With an allowance recorded:
Commercial & Industrial	8,102	11,753	2,979	8,682	3
Construction
1-4 family residential construction	7,901	8,632	2,149	7,912	48
Commercial construction	16,211	34,305	2,567	16,812	17
Real estate
Commercial Mortgage
Owner occupied	24,274	25,337	3,788	24,632	68
Non-owner occupied	5,943	5,943	2,443	5,948	—
Residential Mortgage
Secured by 1-4 family, 1st lien	16,767	18,762	3,217	17,202	214
Secured by 1-4 family, junior lien	6,476	7,050	3,200	6,504	5
Installment	150	150	97	153	—

Total:
Commercial & Industrial	$13,868	$22,724	$2,979	$14,822	$17
Construction	63,853	133,332	4,716	71,289	131
Real estate-commercial mortgage	63,634	78,034	6,231	66,181	238
Real estate-residential mortgage	39,891	46,160	6,417	40,963	268
Installment	359	701	97	368	2

Total	$181,605	$280,951	$20,440	$193,623	$656

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded:
Commercial & Industrial	$29,281	$36,244	$—	$30,249	$1,491
Construction
1-4 family residential construction	3,774	5,146	—	3,890	—
Commercial construction	34,441	73,369	—	35,229	187
Real estate
Commercial Mortgage
Owner occupied	17,663	21,225	—	18,213	380
Non-owner occupied	11,312	24,170	—	11,716	305
Residential Mortgage
Secured by 1-4 family, 1st lien	13,705	15,524	—	14,238	131
Secured by 1-4 family, junior lien	4,580	6,828	—	4,709	3
Installment	242	627	—	250	—

With an allowance recorded:
Commercial & Industrial	10,233	10,647	6,160	10,475	34
Construction
1-4 family residential construction	6,454	6,504	2,387	6,722	237
Commercial construction	27,384	60,330	7,250	28,833	168
Real estate
Commercial Mortgage
Owner occupied	27,441	27,503	3,641	27,679	824
Non-owner occupied	4,393	6,008	845	4,432	—
Residential Mortgage
Secured by 1-4 family, 1st lien	18,617	19,061	4,225	18,756	767
Secured by 1-4 family, junior lien	2,063	2,171	1,157	2,150	10
Installment	50	49	38	54	—

Total:
Commercial & Industrial	$39,514	$46,891	$6,160	$40,724	$1,525
Construction	72,053	145,349	9,637	74,674	592
Real estate-commercial mortgage	60,809	78,906	4,486	62,040	1,509
Real estate-residential mortgage	38,965	43,584	5,382	39,853	911
Installment	292	676	38	304	—

Total	$211,633	$315,406	$25,703	$217,595	$4,537

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

Non-performing Assets

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and foreclosed real estate and repossessed assets. Total non-performing assets were $189.8 million or 9% of total assets at March 31, 2012 compared with $196.9 million or 9% of total assets at December 31, 2011. Non-performing assets (in thousands) were as follows.

	March 31, 2012	December 31, 2011

Loans 90 days past due and still accruing interest	$—	$84
Nonaccrual loans, including nonaccrual impaired loans	128,805	133,161
Foreclosed real estate and repossessed assets	61,028	63,613

Non-performing assets	$189,833	$196,858

Nonaccrual and Past Due Loans

The Company generally places loans on nonaccrual status when the collection of interest or principal becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever occurs first. When loans are placed on nonaccrual status, interest receivable is reversed against interest income recognized in the current period, and any prior year unpaid interest is charged off against the allowance for loan losses. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collection of principal or interest is no longer doubtful. A reconciliation of non-performing loans to impaired loans (in thousands) for the periods ended March 31, 2012 and December 31, 2011 is as follows.

	March 31, 2012	December 31, 2011

Loans 90 days past due and still accruing interest	$—	$84
Nonaccrual loans, including nonaccrual impaired loans	128,805	133,161

Total non-performing loans	128,805	133,245
TDRs on accrual	14,182	21,168
Impaired loans on accrual	38,618	57,220

Total impaired loans	$181,605	$211,633

Nonaccrual loans were $128.8 million at March 31, 2012 compared to $133.2 million at December 31, 2011. If income on nonaccrual loans had been recorded under original terms, $3.4 million of additional interest income would have been recorded for the three months ended March 31, 2012.

Age Analysis of Past Due Loans

An age analysis of past due loans (in thousands) as of March 31, 2012 and December 31, 2011 is as follows.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

March 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Accruing

Commercial & Industrial	$1,653	$832	$13,005	$15,490	$229,129	$244,619	$—
Construction
1-4 family residential construction	150	40	4,005	4,195	23,327	27,522	—
Commercial construction	1,571	—	48,127	49,698	194,403	244,101	—
Real estate
Commercial Mortgage
Owner occupied	2,985	1,366	29,209	33,560	281,501	315,061	—
Non-owner occupied	88	—	9,977	10,065	206,608	216,673	—
Residential Mortgage
Secured by 1-4 family, 1st lien	6,598	551	14,605	21,754	217,407	239,161	—
Secured by 1-4 family, junior lien	1,411	128	9,601	11,140	150,150	161,290	—
Installment	47	76	276	399	23,192	23,591	—
Deferred loan fees and related costs	—	—	—	—	(20)	(20)	—

Total	$14,503	$2,993	$128,805	$146,301	$1,325,697	$1,471,998	$—

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Accruing

Commercial & Industrial	$1,715	$2,179	$17,097	$20,991	$235,067	$256,058	$—
Construction
1-4 family residential construction	594	—	4,415	5,009	18,522	23,531	—
Commercial construction	2,490	2,069	54,593	59,152	202,301	261,453	—
Real estate
Commercial Mortgage
Owner occupied	1,145	861	23,250	25,256	280,745	306,001	—
Non-owner occupied	3,647	193	9,076	12,916	203,135	216,051	—
Residential Mortgage
Secured by 1-4 family, 1st lien	8,979	1,698	18,185	28,862	222,148	251,010	—
Secured by 1-4 family, junior lien	1,069	228	6,337	7,634	156,313	163,947	—
Installment	78	56	292	426	26,099	26,525	84
Deferred loan fees and related costs	—	—	—	—	157	157	—

Total	$19,717	$7,284	$133,245	$160,246	$1,344,487	$1,504,733	$84

Credit Quality

The Company has continued to experience challenging credit conditions. The pace of deterioration, however, has moderated noticeably as evidenced by the declines in both non-performing and past due loans. In conjunction with these declines, the provision for loan losses decreased to $7.3 million for the first quarter of 2012 compared to $21.3 million for the first quarter of 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

Management regularly reviews the loan portfolio to determine whether adjustments to the allowance are necessary. The review takes into consideration changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and review of current economic conditions that may affect the borrower’s ability to repay. In addition to the review of credit quality through ongoing credit review processes, management performs a comprehensive allowance analysis at least monthly. This allowance includes specific allowances for individual loans; a general allowance for loan pools that factor in our historical loan loss experience, loan portfolio growth and trends, and economic conditions; and unallocated allowances predicated upon both internal and external factors.

The internal rating system is a series of grades reflecting management’s risk assessment, based on its analysis of the borrower’s financial condition. The “pass” category consists of a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the “pass” category is monitored for early identification of credit deterioration. The “special mention” rating is attached to loans where the borrower exhibits material negative financial trends due to company specific or systematic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations. The borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. It is a transitional grade that is closely monitored for improvement or deterioration. The “substandard” rating is applied to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists. Loans are placed on “nonaccrual” when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. The following tables provide information (in thousands) on March 31, 2012 and December 31, 2011 about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator.

March 31, 2012	Pass	Special Mention	Substandard	Nonaccrual Loans	Total

Commercial & Industrial	$171,768	$26,285	$33,561	$13,005	$244,619
Construction
1-4 family residential construction	13,557	501	9,459	4,005	27,522
Commercial construction	115,301	45,314	35,359	48,127	244,101
Real estate
Commercial Mortgage
Owner occupied	217,073	42,427	26,352	29,209	315,061
Non-owner occupied	153,954	42,350	10,392	9,977	216,673
Residential Mortgage
Secured by 1-4 family, 1st lien	173,994	31,172	19,390	14,605	239,161
Secured by 1-4 family, junior lien	143,791	4,601	3,297	9,601	161,290
Installment	17,830	3,866	1,619	276	23,591
Deferred loan fees and related costs	(20)	—	—	—	(20)

Total	$1,007,248	$196,516	$139,429	$128,805	$1,471,998

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

December 31, 2011	Pass	Special Mention	Substandard	Nonaccrual Loans	Total

Commercial & Industrial	$177,347	$27,916	$33,698	$17,097	$256,058
Construction
1-4 family residential construction	9,483	482	9,151	4,415	23,531
Commercial construction	119,885	53,660	33,315	54,593	261,453
Real estate
Commercial Mortgage
Owner occupied	203,974	44,669	34,108	23,250	306,001
Non-owner occupied	152,829	41,636	12,510	9,076	216,051
Residential Mortgage
Secured by 1-4 family, 1st lien	183,243	30,424	19,158	18,185	251,010
Secured by 1-4 family, junior lien	145,495	4,695	7,420	6,337	163,947
Installment	17,913	3,881	4,523	208	26,525
Deferred loan fees and related costs	157	—	—	—	157

Total	$1,010,326	$207,363	$153,883	$133,161	$1,504,733

Modifications

All restructured loans are not necessarily considered Troubled Debt Restructurings (“TDRs”). A restructured loan results in a TDR when two conditions are present 1) a borrower is experiencing financial difficulty and 2) a creditor grants a concession, such as a reduction of stated interest rate less than the current market interest rate for the remaining original life of the debt, extension of maturity date and or dates at a stated interest rate lower than the current market rate for new debt with similar risk, reduction of face amount or maturity amount of the debt as stated in the instrument or other agreement, or reduction of accrued interest. A concession may also include a transfer from the debtor to the creditor of receivables from third parties, real estate, or other assets to satisfy fully or partially a debt or an issuance or other granting of an equity interest to the creditor by the debtor to satisfy fully or partially a debt unless the equity interest is granted pursuant to existing terms for converting the debt into an equity interest. Additionally, it is necessary for the Company to expect to collect all amounts due.

As of March 31, 2012 and December 31, 2011, loans classified as TDRs were $35.7 million and $45.3 million, respectively. All of these were included in the impaired loan disclosure. Of this amount, $14.2 million was accruing and $21.5 million was non-accruing at March 31, 2012 and $21.1 million was accruing and $24.2 million was non-accruing at December 31, 2011. The following table shows the loans (in thousands, except number of contracts) that were determined by management to be TDRs at March 31, 2012 and December 31, 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

	March 31, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial & Industrial	5	$347	$209
Construction
1-4 family residential construction	1	2,129	1,599
Commercial construction	19	21,719	11,317
Real estate
Commercial Mortgage
Owner occupied	13	8,464	8,422
Non-owner occupied	4	7,696	7,534
Residential Mortgage
Secured by 1-4 family, 1st lien	27	6,984	6,391
Secured by 1-4 family, junior lien	1	186	186
Installment	—	—	—

Total	70	$47,525	$35,658

	December 31, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial & Industrial	6	$360	$222
Construction
1-4 family residential construction	1	2,128	1,598
Commercial construction	18	23,079	13,551
Real estate
Commercial Mortgage
Owner occupied	14	15,235	15,193
Non-owner occupied	3	7,413	7,251
Residential Mortgage
Secured by 1-4 family, 1st lien	29	7,631	7,343
Secured by 1-4 family, junior lien	1	190	190
Installment	—	—	—

Total	72	$56,036	$45,348

TDRs in nonaccrual status are returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan. There were no nonaccrual TDRs that were returned to accrual status during the three months ended March 31, 2012 and $316 thousand were returned to accrual status during the year ended December 31, 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

NOTE F – PREMISES AND EQUIPMENT

Premises and equipment (in thousands) at March 31, 2012 and December 31, 2011 are summarized as follows.

	March 31, 2012	December 31, 2011

Land	$29,433	$29,433
Buildings and improvements	57,426	58,640
Leasehold improvements	2,186	2,384
Equipment, furniture, and fixtures	16,408	15,374
Construction in process	919	967

	106,372	106,798
Less accumulated depreciation and amortization	(19,495)	(19,233)

Premises and equipment, net	$86,877	$87,565

NOTE G – INTANGIBLE ASSETS

Intangible assets with an indefinite life are subject to impairment testing at least annually or more often if events or circumstances suggest potential impairment. Other acquired intangible assets determined to have a finite life are amortized over their estimated useful life in a manner that best reflects the economic benefits of the intangible asset. Intangible assets with a finite life are reviewed for impairment if conditions suggest the carrying amount is not recoverable. A summary of intangible assets (in thousands) as of March 31, 2012 and December 31, 2011 is as follows.

	March 31, 2012		December 31, 2011
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets:

Core deposit intangible	$8,037	$4,644	$8,105	$4,381
Employment contract intangibles	1,130	1,108	1,130	1,103

Total intangible assets	$9,167	$5,752	$9,235	$5,484

The weighted-average amortization period for core deposit intangibles is 78.9 months and employment contract intangibles is 38.0 months.

NOTE H – FORECLOSED REAL ESTATE AND REPOSSESSED ASSETS

Foreclosed assets are presented net of an allowance for losses. An analysis of the allowance for losses (in thousands) on foreclosed assets at March 31, 2012 and 2011 is as follows.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

	March 31, 2012	March 31, 2011

Balance at beginning of year	$20,022	$9,533
Provision for losses	2,777	2,547
Charge-offs	(1,027)	(1,632)

Balance at end of period	$21,772	$10,448

Expenses (in thousands) applicable to foreclosed real estate and repossessed assets for the three months ended March 31, 2012 and 2011 include the following.

	For the three months ended
	March 31, 2012	March 31, 2011

Losses on sale of foreclosed real estate	$187	$1,135
Provision for losses	2,777	2,547
Operating expenses	673	992

Total	$3,637	$4,674

NOTE I – BUSINESS SEGMENT REPORTING

The Company defines its operating segments by product. The Company has two community banks, BOHR and Shore, which provide loan and deposit services through branches located in Virginia, North Carolina, and Maryland. In addition to its banking operations, the Company has two additional reportable segments: Mortgage, which encompasses the Company’s mortgage banking business, and Other. At the end of the third quarter of 2011, the Company sold Gateway Insurance Services, Inc., a wholly-owned subsidiary. Results for 2011 for Gateway Insurance Services, Inc. are combined with the investment segment and reported in the segment “Other.”

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). Segment profit and loss is measured by net income prior to corporate overhead allocation. Intersegment transactions are recorded at cost and eliminated as part of the consolidation process. Because of the interrelationships between the segments, the information is not indicative of how the segments would perform if they operated as independent entities. The following tables show certain financial information (in thousands) as of and for the periods ending March 31, 2012, December 31, 2011, and March 31, 2011 for each segment and in total.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

	Total	Elimination	BOHR	Shore	Mortgage	Other

Total Assets at March 31, 2012	$2,133,027	$(211,291)	$1,853,770	$294,058	$46,281	$150,208

Total Assets at December 31, 2011	$2,166,860	$(258,739)	$1,912,912	$277,267	$68,117	$167,303

Three Months Ended March 31, 2012	Total	Elimination	BOHR	Shore	Mortgage	Other

Net interest income	$16,700	$—	$14,331	$2,671	$166	$(468)
Provision for loan losses	7,302	—	7,450	(148)	—	—

Net interest income (expense) after provision for loan losses	9,398	—	6,881	2,819	166	(468)
Noninterest income	3,109	(74)	(3,799)	116	3,258	3,608
Noninterest expense	19,911	(74)	14,955	2,405	2,431	194

Income (loss) before provision for income taxes	(7,404)	—	(11,873)	530	993	2,946
Provision for income taxes	—	—	—	—	—	—

Net income (loss)	(7,404)	—	(11,873)	530	993	2,946
Net income attributable to non-controlling interest	502	—	—	—	502	—

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$(7,906)	$—	$(11,873)	$530	$491	$2,946

Three Months Ended March 31, 2011	Total	Elimination	BOHR	Shore	Mortgage	Other

Net interest income	$18,224	$—	$16,870	$1,843	$51	$(540)
Provision for loan losses	21,314	—	21,440	(126)	—	—

Net interest income (expense) after provision for loan losses	(3,090)	—	(4,570)	1,969	51	(540)
Noninterest income	2,125	—	(1,051)	702	1,250	1,224
Noninterest expense	30,642	—	24,120	2,625	2,345	1,552

Income (loss) before provision for income taxes	(31,607)	—	(29,741)	46	(1,044)	(868)
Provision for income taxes	44	—	—	44	—	—

Net income (loss)	(31,651)	—	(29,741)	2	(1,044)	(868)
Net income attributable to non-controlling interest	17	—	—	—	17	—

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$(31,668)	$—	$(29,741)	$2	$(1,061)	$(868)

NOTE J – FAIR VALUE MEASUREMENTS

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

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain United States Department of the Treasury (the “Treasury”) securities that are highly liquid and are actively traded in over-the-counter markets.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

The carrying value of loans held for sale is a reasonable estimate of fair value since loans held for sale are expected to be sold within a short period.

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

The fair value of borrowings is estimated using discounted cash flow analysis based on the rates currently offered for borrowings of similar remaining maturities and collateral requirements. These include other borrowings and FHLB borrowings.

(i)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at March 31, 2012 and December 31, 2011, and as such, the related fair values have not been estimated.

The estimated fair value (in thousands) of the Company’s financial instruments at March 31, 2012 and December 31, 2011 were as follows.

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Cash and due from banks	$12,935	$12,935	$18,241	$18,241
Interest-bearing deposits in other banks	1,070	1,070	1,295	1,295
Overnight funds sold and due from FRB	113,395	113,395	118,531	118,531
Investment securities available for sale	315,203	315,203	284,470	284,470
Loans held for sale	40,562	40,562	63,171	63,171
Loans, net	1,403,081	1,431,607	1,429,786	1,464,121
Interest receivable	6,197	6,197	6,329	6,329
Bank-owned life insurance	51,978	51,978	51,579	51,579

Liabilities:
Deposits	1,772,122	1,768,118	1,798,034	1,769,449
FHLB borrowings	195,721	194,286	195,941	196,038
Other borrowings	40,710	41,422	40,617	40,617
Interest payable	4,041	4,041	3,751	3,751

Recurring Basis

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities that were elected as well as for certain assets and liabilities in which fair value is the primary basis of accounting. The following tables reflect the fair value (in thousands) of assets and liabilities measured and recognized at fair value on a recurring basis in the consolidated balance sheets at March 31, 2012 and December 31, 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

		Fair Value Measurements at March 31, 2012 Using
Description	Assets / Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities available for sale:
U.S. agency securities	$36,519	$—	$36,519	$—
Mortgage-backed securities	273,978	—	273,978	—
State and municipal securities	613	—	613	—
Corporate securities	2,834	—	2,834	—
Equity securities	1,259	258	—	1,001

Total investment securities available for sale	315,203	258	313,944	1,001

Derivative loan commitments	701	—	—	701
Loans held for sale	40,562	—	40,562	—

		Fair Value Measurements at December 31, 2011 Using
Description	Assets / Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities available for sale:
U.S. agency securities	$49,920	$—	$49,920	$—
Mortgage-backed securities	229,936	—	229,936	—
State and municipal securities	608	—	608	—
Corporate securities	2,696	—	2,696	—
Equity securities	1,310	200	—	1,110

Total investment securities available for sale	284,470	200	283,160	1,110

Derivative loan commitments	549	—	—	549
Loans held for sale	63,171	—	63,171	—

The following table shows a reconciliation of fair value (in thousands) by level and category for the three months ended March 31, 2012.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

	Activity in Fair Value Measurements Three Months Ended March 31, 2012
	Investment Securities Available for Sale			Derivative Loan Commitments	Loans Held for Sale
Description	Level 1	Level 2	Level 3	Level 3	Level 2

Balance, December 31, 2011	$200	$283,160	$1,110	$549	$63,171
Unrealized gains (losses) included in:
Earnings	—	—	(13)	—	—
Other comprehensive income (loss)	58	(802)	—	—	—
Purchases	—	59,483	—	—	116,601
Sales	—	—	(96)	—	(139,210)
Issuances	—	—	—	—	—
Settlements	—	(27,897)	—	152	—
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—

Balance, March 31, 2012	$258	$313,944	$1,001	$701	$40,562

The following describes the valuation techniques used to measure fair value for our assets and liabilities that are measured on a recurring basis.

Investment Securities Available for Sale. Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products, and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities would include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions, and certain corporate, asset-backed, and other securities valued using third party quoted prices in markets that are not active. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Derivative Loan Commitments. The Company enters into commitments to originate mortgage loans whereby the interest rate is fixed prior to funding. These commitments, in which the Company intends to sell in the secondary market, are considered freestanding derivatives. These are carried at fair value and are included in other assets at March 31, 2012 and December 31, 2011.

Loans Held For Sale. The Company sells loans to outside investors. Fair value of mortgage loans held for sale is estimated based on the commitments into which individual loans will be delivered. Carrying value of loans held for sale approximates fair value.

Non-recurring Basis

Certain assets, specifically impaired loans, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The adjustments are based on appraisals of underlying collateral or other observable market prices when current appraisals or observable market prices are available. Where we do not have a current appraisal, an existing appraisal or other valuation would be utilized after discounting it to reflect current market conditions, and, as such, may include significant management assumptions and input with respect to the determination of fair value.

To assist in the discounting process, a valuation matrix was developed to provide valuation guidance for collateral dependent loans and foreclosed real estate where it was deemed that an existing appraisal was outdated as to current market conditions. The matrix applies discounts to external appraisals depending on the type of real estate and age of the appraisal. The discounts are generally specific point estimates; however in some cases, the matrix allows for

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

a small range of values. The discounts were based in part upon externally derived statistical data. The discounts were also based upon management’s knowledge of market conditions and prices of sales of foreclosed real estate. In addition, matrix value adjustments may be made by our independent appraisal group to reflect property value trends within specific markets as well as actual sales data from market transactions and/or foreclosed real estate sales. In the case where an appraisal is greater than two years old for collateral dependent impaired loans and foreclosed real estate, it is the Company’s policy to classify these as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2. The average age of appraisals for Level 3 valuations of collateral dependent loans was 3.52 years as of March 31, 2012. Management periodically reviews the discounts in the matrix as compared to valuations from updated appraisals and modifies the discounts accordingly should updated appraisals reflect valuations significantly different than those derived utilizing the matrix. To date, management believes the appraisal discount matrix has resulted in appropriate adjustments to existing appraisals thereby providing management with reasonable valuations for the collateral underlying the loan portfolio, however, while appraisals are indicators of fair value, the amount realized upon sale of these assets could be significantly different. The following tables represent the carrying amount (in thousands) for impaired loans and adjustments made to fair value during the respective reporting periods.

	Assets Measured at Fair Value	Fair Value Measurements at March 31, 2012 Using

Description		Level 1	Level 2	Level 3	Total Losses

Impaired loans	$65,382	$—	$45,426	$19,956	$—

	Assets Measured at Fair Value	Fair Value Measurements at December 31, 2011 Using

Description		Level 1	Level 2	Level 3	Total Losses

Impaired loans	$70,932	$—	$54,785	$16,147	$—

Our nonfinancial assets that are recognized or disclosed at fair value on a nonrecurring basis relate to foreclosed real estate and repossessed assets. The amounts below represent the carrying values (in thousands) for our foreclosed real estate and repossessed assets and impairment adjustments made to fair value during the respective reporting periods.

	Assets Measured at Fair Value	Fair Value Measurements at March 31, 2012 Using
					Total
Description		Level 1	Level 2	Level 3	Losses

Foreclosed real estate and repossessed assets	$61,028	$—	$61,028	$—	$2,964

	Assets Measured at Fair Value	Fair Value Measurements at December 31, 2011 Using
					Total
Description		Level 1	Level 2	Level 3	Losses

Foreclosed real estate and repossessed assets	$63,613	$—	$63,613	$—	$22,096

The following describes the valuation techniques used to measure fair value for our nonfinancial assets classified as nonrecurring.

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

NOTE K – CONTINGENCIES

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

NOTE L – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date and time the consolidated financial statements were issued and determined there are no other items to disclose except as follows.

On April 30, 2012, the Company announced that it entered into a definitive agreement with Bank of North Carolina to sell all deposits and selected assets associated with Gateway Bank branches in Preston Corners and Chapel Hill, North Carolina. The Company expects that this transaction will be completed in the third quarter of 2012, subject to regulatory approval and other customary closing conditions. The Company also announced its plan to consolidate the two Raleigh, North Carolina Gateway Bank branches that will remain following the sale at a single location.

On April 30, 2012, the Company announced that it entered into a definitive agreement with First Bancorp for the sale of deposits and certain loans associated with BOHR’s branch located at 901 Military Cutoff Road in Wilmington, North Carolina. The Company expects that this transaction will be completed in the third quarter of 2012, subject to regulatory approval and other customary closing conditions.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments, or results, you should carefully review the risk factors summarized below and the more detailed discussion in the “Risk Factors” section in our 2011 Form 10-K. Our risks include, without limitation, the following:

•

We incurred significant losses in 2009, 2010, 2011, and in the first three months of 2012, although at a lower level than in the previous years. While we expect to return to profitability in 2013, we can make no assurances to that effect;

•

Our capital needs could dilute your investment or otherwise affect your rights as a shareholder. If we do not generate the desired level of capital from our announced offering of Common Stock, we will try to raise additional capital and can give no assurance as to what the cost of that capital may be;

•	As a result of our intended issuance of additional shares of Common Stock in the announced offering, your investment could be subject to substantial dilution;

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

•	We have had, and may continue to have, large numbers of problem loans and difficulties with our loan administration, which could increase our losses related to loans;

•

If the value of real estate in the markets we serve were to further decline materially, a significant portion of our loan portfolio could become further under-collateralized, which could have a material adverse effect on our loan losses, results of operations, and financial conditions;

•	An inability to improve our regulatory capital position could adversely affect our operations;

•	We may be subject to prompt corrective action by our regulators if our total risk-based capital ratio declines below 8%;

•	If our Common Stock was no longer included in the Russell 2000 or Russell 3000 Indices, there could be a reduction in liquidity and prices for our stock;

•	The Company has restated its financial statements, which may have a future adverse effect;

•

We have entered into a Written Agreement with the FRB and the Bureau of Financial Institutions that subjects us to significant restrictions and requires us to designate a significant amount of our resources to complying with the agreement, and it may have a material adverse effect on our operations and the value of our securities;

•	The formal investigation by the SEC may result in penalties, sanctions, or a restatement of our previously issued financial statements;

•

The Company has received a grand jury subpoena from the United States Department of Justice, Criminal Division. The Company has been advised that it is not a target at this time, and we do not believe we will become a target, but there can be no assurances as to the timing or eventual outcome of the related investigation;

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

•	FDIC insurance assessments will increase from our prior inability to maintain a “well-capitalized” status, which will further decrease earnings;

•	Our commercial real estate and equity line lending may expose us to a greater risk of loss and hurt our earnings and profitability;

•	A significant amount of our loan portfolio contains loans used to finance construction and land development, and these types of loans subject our loan portfolio to a higher degree of credit risk;

•	Our lending on vacant land may expose us to a greater risk of loss and may have an adverse effect on operations;

•	Difficult market conditions have adversely affected our industry;

•

We are not paying dividends on our Common Stock and are currently prevented from doing so. The failure to resume paying dividends on our Common Stock may adversely affect the value of our Common Stock;

•	Sales, or the perception that sales could occur, of large amounts of our Common Stock may depress our stock price;

•

Our ability to maintain adequate sources of funding may be negatively impacted by the current economic environment, which may, among other things, impact our ability to pay dividends or satisfy our obligations;

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

•	If we do not comply with the continued listing requirements of the NASDAQ Global Select Market, our Common Stock could be delisted;

•	Our continued success is largely dependent on key management team members;

•

Our business, financial condition, and results of operations are highly regulated and could be adversely affected by new or changed regulations and by the manner in which such regulations are applied by regulatory authorities;

•	Banking regulators have broad enforcement power, but regulations are meant to protect depositors and not investors;

•	The fiscal, monetary, and regulatory policies of the Federal Government and its agencies could have a material adverse effect on our results of operations;

•	The recently enacted Dodd-Frank Act may adversely affect our business, financial condition, and results of operations; and

•	The soundness of other financial institutions could adversely affect us.

Our forward-looking statements could be incorrect in light of these risks, uncertainties, and assumptions. The future events, developments, or results described in this report could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after the date of this report and you should not expect us to do so.

Overview

Throughout the first three months of 2012, economic conditions in the markets in which our borrowers operate remained depressed; however, the levels of loan delinquencies and rates of default began to improve. The Company reported a net loss for the three month period ended March 31, 2012, primarily resulting from additions to our provision for loan losses, the impact of nonaccrual loans on interest income, losses on foreclosed real estate and repossessed assets, and other expenses related to the resolution of problem loans. In light of past performance and

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

the current economic environment, additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, while we expect that slowly improving economic conditions will reduce the rate of additional provisions for loan losses and impairments of foreclosed real estate, we may continue to incur significant credit costs, which would continue to adversely impact our financial condition and results of operations throughout 2012. As of March 31, 2012, the Company exceeded the regulatory capital minimums, Shore was considered “well capitalized” and BOHR was considered “adequately capitalized” under the risk-based capital standards.

Our primary source of revenue is net interest income earned by our bank subsidiaries. Net interest income represents interest and fees earned from lending and investment activities less the interest paid on deposits and borrowings. Net interest income may be impacted by variations in the volume and mix of interest-earning assets and interest-bearing liabilities, changes in the yields earned and the rates paid, level of non-performing assets, and the level of noninterest-bearing liabilities available to support earning assets. Our net interest income during the first three months of 2012 was negatively impacted by the level of non-performing assets. In addition to net interest income, noninterest income is another important source of revenue. Noninterest income is derived primarily from service charges on deposits and fees earned from bank services. Fees earned from investment and mortgage activities also represent a significant component of noninterest income. In addition, gains and losses on the sale or impairment of our foreclosed real estate and repossessed assets are recognized in noninterest income. Other factors that impact net income (loss) available to common shareholders are the provision for loan losses, noninterest expense, and the provision for income taxes.

The following is a summary of our financial condition as of March 31, 2012 and our financial performance for the three month period then ended.

•

Assets were $2.1 billion. Total assets decreased by $33.8 million or 2% from December 31, 2011. The decrease in assets was primarily associated with a $32.7 million or 2% decrease in gross loans and a $22.6 million or 36% decrease in loans held for sale offset by a $30.7 million or 11% increase in investment securities available for sale.

•

Investment securities available for sale increased $30.7 million to $315.2 million during the first three months of 2012. The increase was primarily a result of purchases of mortgage-backed securities using the proceeds from loan reductions and pay-offs.

•

Gross loans decreased by $32.7 million or 2% during the three months ended March 31, 2012. The decrease in gross loans was attributed to charge-offs of nonperforming loans as well as pay downs and maturities of loans that exceeded new loans originated.

•

Allowance for loan losses at March 31, 2012 decreased $6.0 million to $68.9 million from $74.9 million at December 31, 2011 as net charge-offs, primarily on credits with specific reserves, exceeded additional provisions for loan losses. Both the absolute and relative levels of non-performing loans, particularly newly identified problem credits, decreased during the three months ended March 31, 2012.

•

Deposits decreased $25.9 million or 1% from December 31, 2011 as a result of decreases in time deposits under $100 thousand of $47.6 million partially offset by an increase in time deposits over $100 thousand of $14.3 million. Declines in deposits resulted from the Company’s strategy of reducing interest rates in an effort to improve earnings, increasing net interest margin, and reducing excess liquidity.

•

Net loss available to common shareholders for the three months ended March 31, 2012 was $7.9 million or $0.23 per common diluted share as compared with net loss available to common shareholders of $31.7 million or $0.95 per common diluted share for the three months ended March 31, 2011. This net loss was primarily attributable to provision for loan losses expense of $7.3 million, the impact of nonaccrual loans on interest income, and losses on foreclosed real estate and repossessed assets of $3.0 million.

•

Net interest income decreased $1.5 million to $16.7 million for the three months ended March 31, 2012 as compared to the same period in 2011. The decrease was due primarily to the decreases in interest-earning assets during those time periods, partially offset by declines in our funding costs.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

•

Provision for loan losses for the three months ended March 31, 2012 was $7.3 million, a 66% decrease over the comparable period in 2011. The decrease was due to a reduction in newly identified problem loans and continuing declines in loans outstanding.

•

Noninterest income for the three months ended March 31, 2012 was $3.1 million, a 46% increase over the comparative period in 2011. This was largely due to an increase in mortgage banking revenue and a decrease in losses on foreclosed real estate and repossessed assets offset by the loss of insurance revenue resulting from the sale of our insurance subsidiary in August 2011.

•

Noninterest expense was $19.9 million for the three months ended March 31, 2012, which was a decrease of $10.7 million or 35% over the comparable period for 2011, primarily due to a one-time adjustment to our FDIC insurance expense that affected the first quarter of 2011 and a decrease in salaries and employee benefits.

•

Our effective tax rate decreased to 0% for the three months ended March 31, 2012 compared to 0.14% for the comparable period in 2011. These rates differ from the statutory rate due to the valuation allowance against the Company’s deferred tax assets.

During 2011 and the first three months of 2012, we have been focused on reducing operating expenses. As part of these efforts, we have sold or consolidated 13 branches since December 31, 2010, reducing our branch total to 45 at March 31, 2012.

Critical Accounting Policies

GAAP is complex and requires management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions, and estimates. Our judgments, assumptions, and estimates may be incorrect and changes in such judgments, assumptions, and estimates may have a significant impact on the consolidated financial statements and the accompanying footnotes. Actual results, in fact, could differ materially from those estimates. We consider our policies on allowance for loan losses, deferred income taxes, and estimates of fair value on financial instruments to be critical accounting policies. Refer to our 2011 Form 10-K for further discussion of these policies.

Material Trends and Uncertainties

Currently, the U.S. economy has emerged and appears to be slowly recovering from one of its longest and most severe economic recessions in recent history. It is not clear at this time how quickly the economy will recover. In addition, the U.S. housing market continues to struggle with excess inventory (both completed houses and available lots) and the effects of home price depreciation.

We experienced a significant deterioration in credit quality throughout 2009 and 2010. Problem loans and non-performing assets rose and led to significant increases to the allowance for loan losses. During 2011 the Company had a significant reduction in newly identified problem loans and continued declines in loans outstanding, and, as a result, we decreased the provision for loan losses significantly. This trend continued into the first three months of 2012, and the Company decreased its provision for loan losses $14.0 million during the first quarter of 2012 compared to the same period in 2011. In light of continued economic weakness, previously current borrowers have and may continue to default and real estate values have and may continue to decline; therefore, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant credit costs throughout the remainder of 2012, which would continue to adversely impact our financial condition, our results of operations, and the value of our Common Stock.

While we expect continued improvements in general economic conditions and our results of operations throughout 2012, we still expect a net loss for the year ended 2012 although a smaller loss than in previous years. We do not expect to return to profitability on an annual basis until 2013.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Impaired loans have decreased by $30.0 million since December 31, 2011. At March 31, 2012, the Company had $181.6 million in impaired loans and at December 31, 2011, we had $211.6 million. The majority of the decrease is from a $25.6 million decrease in impaired commercial and industrial loans. Additionally, the Company experienced a $718 thousand decrease in losses on foreclosed real estate and repossessed assets to $3.0 million at March 31, 2012.

Our net interest income declined during the first three months of 2012 compared to the same time period in 2011 as a result of a decline in the levels of performing assets and the related reduction of interest income, partially offset by declines in our funding costs. Our net interest margin increased to 3.62% for the three months ended March 31, 2012 compared to 2.98% for the three months ended March 31, 2011.

The Company determined that a valuation allowance on its deferred tax asset should be recognized beginning December 31, 2009. It remains uncertain whether we will realize this asset. Internal Revenue Code Section 382 (“Section 382”) limitations related to the capital raised and resulting change in control for tax purposes during the third quarter of 2010 add further uncertainty as to the realizability of the deferred tax assets in future periods. While net operating losses incurred after our 2010 change in control (for tax purposes) are not limited, we have not recognized any benefit in our consolidated financial statements due to the continued uncertainty of our ability to realize such deferred tax assets and our lack of profitability.

Our total risk-based capital ratio fell from 9.35% at December 31, 2011 to 8.98% at March 31, 2012. If this trend continues and the Company is unable to raise additional capital in 2012, then this ratio may fall below the 8.00% threshold required for us to maintain our “adequately capitalized” regulatory capital qualification. On February 13, 2012, the Company announced that it intends to offer shares of its Common Stock in a public offering. The Company expects gross proceeds from this offering to be between $54.0 million and $95.0 million and anticipates that final settlement of this offering will occur during the second or third quarter of 2012. Due to the fact that BOHR no longer qualifies as “well capitalized,” FDIC fees could increase in 2012 compared to 2011 if we are unable to raise additional capital and return to “well-capitalized” status.

The value of the collateral underlying our loans has been falling due to the continued deterioration of economic conditions in the markets we serve. This decline diminishes our ability to recover on defaulted loans by selling the collateral, making it more likely that we would suffer additional losses on defaulted loans. Additionally, our decrease in asset quality and collateral value has required additions to our allowance for loan losses through increased provisions for loan losses as well as impairments of foreclosed real estate, which negatively impacts our operating results. We expect this trend to continue until economic conditions significantly improve.

On November 2, 2010, the Company received from the DOJ a grand jury subpoena to produce information principally relating to the merger of Gateway Financial Holdings, Inc. (“GFH”) into the Company on December 31, 2008 and to loans made by GFH and its wholly-owned subsidiary, Gateway Bank & Trust Co. before GFH’s merger with the Company. The DOJ has informed the Company that it is not a target of the investigation at this time, and we are fully cooperating. Although we do not believe this matter will have a material adverse affect on the Company, we can give you no assurances as to the timing or eventual outcome of this investigation.

In April 2011, the SEC informed the Company that it is conducting a formal investigation related to certain accounting matters. For a further discussion of this matter, see “Risk Factors – The formal investigation by the SEC may result in penalties, sanctions, or a restatement of our previously issued financial statements” in our 2011 Form 10-K.

On April 30, 2012, the Company announced that it entered into a definitive agreement with Bank of North Carolina to sell all deposits and selected assets associated with Gateway Bank branches in Preston Corners and Chapel Hill, North Carolina. The Company expects that this transaction will be completed in the third quarter of 2012, subject to regulatory approval and other customary closing conditions. The Company also announced its plan to consolidate the two Raleigh, North Carolina Gateway Bank branches that will remain following the sale at a single location.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

On April 30, 2012, the Company announced that it entered into a definitive agreement with First Bancorp for the sale of deposits and certain loans associated with BOHR’s branch located at 901 Military Cutoff Road in Wilmington, North Carolina. The Company expects that this transaction will be completed in the third quarter of 2012, subject to regulatory approval and other customary closing conditions.

For further discussion of the material trends and uncertainties that may affect our results and financial condition, refer to the risk factors contained in this report.

ANALYSIS OF RESULTS OF OPERATIONS

Overview. Our net loss available to common shareholders for the three months ended March 31, 2012 was $7.9 million as compared with a net loss available to common shareholders of $31.7 million for the three months ended March 31, 2011. The net loss available to common shareholders for the three months ended March 31, 2012 was driven primarily by provision for loan losses expense of $7.3 million necessary to maintain the allowance for loan losses at a level adequate to cover expected losses inherent in the loan portfolio, the impact of nonaccrual loans on interest income, and $3.0 million in losses on foreclosed real estate and repossessed assets. Diluted loss per common share for the three months ended March 31, 2012 was $0.23, an improvement of $0.72 over the diluted loss per common share of $0.95 for the three months ended March 31, 2011.

Net Interest Income. Net interest income, a major component of our earnings, is the difference between the income generated by interest-earning assets reduced by the cost of interest-bearing liabilities. Net interest margin, which is calculated by expressing annualized net interest income as a percentage of average interest-earning assets, is an indicator of effectiveness in generating income from earning assets. Net interest income and net interest margin may be significantly impacted by the market interest rates (rate) and the mix and volume of interest-earning assets and interest-bearing liabilities (volume), changes in the yields earned and rates paid, and the level of noninterest-bearing liabilities available to support interest-earning assets. Our management team strives to maximize net interest income through prudent balance sheet administration, maintaining appropriate risk levels as determined by our Asset / Liability Committee and the Board of Directors. Net interest income for the three months ended March 31, 2012 was $16.7 million, a decrease of $1.5 million from the three months ended March 31, 2011. The decrease in net interest income was primarily the result of a decrease in interest income from loans of $5.0 million partially offset by the decrease in interest expense on deposits of $3.2 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Our net interest margin increased to 3.62% for the three months ended March 31, 2012 from 2.98% during the first three months of 2011. The increase in net interest margin from prior periods is due primarily to an overall reduction in the cost of funds and a change in the mix of earning assets.

Our interest-earning assets consist of loans, investment securities, overnight funds sold and due from FRB, and interest-bearing deposits in other banks. Interest income on loans, including fees, decreased $5.0 million to $19.5 million for the three months ended March 31, 2012 compared to the same period during 2011. This decrease was predominantly a result of a $334.3 million decrease in average loan balance (excluding average nonaccrual loans) as well as the 12-basis point decrease in average yield during the three months ended March 31, 2012 compared to the same time period during 2011. Interest income on investment securities decreased $410 thousand to $2.0 million for the three months ended March 31, 2012 compared to the same period during 2011. This decrease was due to a $60.7 million decrease in average investment securities. Interest income on overnight funds sold and due from FRB decreased $148 thousand for the three months ended March 31, 2012 compared to the same period during 2011. This decrease was largely due to the $228.8 million decrease in average overnight funds sold and due from FRB and a 4-basis point decrease in the average interest yield on overnight funds sold and due from FRB.

Our interest-bearing liabilities consist of deposit accounts and borrowings. Interest expense on deposits decreased $3.2 million to $3.7 million for the three months ended March 31, 2012 compared to the same period during 2011. This decrease resulted from a $551.7 million decrease in average interest-bearing deposits and a 37-basis point decrease in the average interest rate paid on interest-bearing deposits for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. A reduction in the average rate paid on interest-bearing demand deposits to 0.35% for the first three months of 2012 from 0.69% for the first three months of 2011 contributed significantly toward the decrease in overall deposit rates. Our average rate on time deposits decreased from 1.68% on March 31, 2011 to 1.33% on March 31, 2012, and our average rate on savings deposits decreased

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

from 0.26% on March 31, 2011 to 0.14% on March 31, 2012. Interest expense on borrowings, which consisted of FHLB borrowings and other borrowings, decreased $861 thousand to $1.2 million for the three months ended March 31, 2012 compared to the same period during 2011. The 114-basis point decrease in the average interest rate paid on borrowings and the $26.4 million decrease in the three month average borrowings produced this result. To promote liquidity and enhance current earnings by way of reduction in interest expense, and after a review of the Company’s current level of assumed interest rate risk, the Company modified certain advances with the FHLB. A majority of the Company’s existing fixed-rate advances were restructured as floating rate obligations at a fixed spread to three month LIBOR with maturities ranging from 2.75 to 4 years.

The table below represents the average interest-earning assets and average interest-bearing liabilities (in thousands), the average yields earned on such assets and rates paid on such liabilities, the net interest margin, and the variance in interest income and expense caused by differences in average balances and rates for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011			2012 Compared to 2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Interest Income/ Expense Variance	Variance Attributable to
								Rate	Volume
Assets:
Interest-earning assets
Loans	$1,395,146	$19,521	5.63%	$1,729,421	$24,539	5.75%	$(5,018)	$(498)	$(4,520)
Investment securities	305,855	2,008	2.64%	366,543	2,418	2.68%	(410)	(33)	(377)
Interest-bearing deposits in other banks	1,114	—	0.10%	1,392	1	0.39%	(1)	(1)	—
Overnight funds sold and due from FRB	150,893	77	0.20%	379,721	225	0.24%	(148)	(29)	(119)

Total interest-earning assets	1,853,008	21,606	4.69%	2,477,077	27,183	4.46%	(5,577)	(561)	(5,016)
Noninterest-earning assets	306,480			333,184

Total assets	$2,159,488			$2,810,261

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$532,315	$460	0.35%	$684,096	$1,165	0.69%	$(705)	$(487)	$(218)
Savings deposits	61,985	22	0.14%	66,408	42	0.26%	(20)	(18)	(2)
Time deposits	974,291	3,224	1.33%	1,369,796	5,691	1.68%	(2,467)	(1,033)	(1,434)

Total interest-bearing deposits	1,568,591	3,706	0.95%	2,120,300	6,898	1.32%	(3,192)	(1,538)	(1,654)
Borrowings	236,524	1,200	2.01%	262,893	2,061	3.18%	(861)	(673)	(188)

Total interest-bearing liabilities	1,805,115	4,906	1.09%	2,383,193	8,959	1.52%	(4,053)	(2,211)	(1,842)
Noninterest-bearing liabilities
Demand deposits	222,979			220,579
Other liabilities	19,111			22,725

Total noninterest-bearing liabilities	242,090			243,304

Total liabilities	2,047,205			2,626,497
Shareholders’ equity	112,283			183,764

Total liabilities and shareholders’ equity	$2,159,488			$2,810,261

Net interest income		$16,700			$18,224

Net interest spread			3.60%			2.94%
Net interest margin			3.62%			2.98%

Note: Interest income from loans included fees of $266 thousand at March 31, 2012 and $154 thousand at March 31, 2011. Average nonaccrual loans of $134.0 million and $197.7 million are excluded from average loans at March 31, 2012 and 2011, respectively. The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute amount of change in each.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Noninterest Income. For the quarter ended March 31, 2012, total noninterest income was $3.1 million, an increase of $984 thousand or 46% as compared to the first quarter of 2011. Noninterest income comprised 16% of total revenue for the first quarter of 2012 and 10% for the first quarter of 2011. The following table provides a summary of noninterest income (in thousands) for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011

Service charges on deposit accounts	$1,342	$1,446
Mortgage banking revenue	3,258	1,250
Losses on foreclosed real estate and repossessed assets	(2,964)	(3,682)
Loss on sale of investment securities	(13)	—
Insurance revenue	—	1,153
Brokerage revenue	63	70
Income from bank-owned life insurance	399	481
Visa check card income	499	530
ATM surcharge and network fees	217	82
Rental income	187	229
Other	121	566

Total noninterest income	$3,109	$2,125

Service charges on deposit accounts decreased $104 thousand to $1.3 million for the first three months of 2012 compared to the same period in 2011 due to reduced overdraft activity. Mortgage banking revenue increased $2.0 million or 161% to $3.3 million in the three month period ended March 31, 2012 compared to $1.3 million in the prior year period due to increased origination activity. The deteriorating economy and continued declines in certain real estate values caused losses on foreclosed real estate and repossessed assets of $3.0 million during the first three months of March 31, 2012. During the same period in 2011, losses on foreclosed real estate and repossessed assets were $3.7 million. During August 2011, we sold our insurance subsidiary so we recorded no income for that subsidiary for the period ended March 31, 2012; we recorded $1.2 million of insurance revenue for the period ended March 31, 2011. Additionally, we had revenue from our brokerage subsidiary of $63 thousand for the three months ended March 31, 2012 compared to $70 thousand for comparative 2011.

Noninterest Expense. Noninterest expense represents our operating and overhead expenses. Total noninterest expense decreased $10.7 million or 35% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. This decrease was partially attributed to a $2.6 million decrease in salaries and employee benefits and a $5.5 million decrease in FDIC insurance. The efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income excluding securities losses was 100% for the first three months of 2012 compared to 151% for the first three months of 2011. The following table provides a summary of total noninterest expense (in thousands) for the three months ended March 31, 2012 and 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

	Three Months Ended March 31,
	2012	2011
Salaries and employee benefits	$9,712	$12,355
Occupancy	1,746	2,326
Professional and consultant fees	1,393	2,185
FDIC insurance	1,227	6,709
Data processing	1,085	1,007
Problem loan and repossessed asset costs	893	1,416
Equipment	705	806
Amortization of intangible assets	335	487
Bank franchise tax	212	484
Telephone and postage	385	419
Other	2,218	2,448

Total noninterest expense	$19,911	$30,642

Salaries and employee benefits expense in the three months ended March 31, 2012 decreased $2.6 million to $9.7 million compared to the same period in 2011 as a direct result of a reduction in personnel. Occupancy expense decreased $580 thousand for the first three months of 2012 compared to the same period in 2011 due to lease termination expenses associated with the closure of select branches during 2011. Professional and consultant fees were $1.4 million for the first three months of 2012 compared to $2.2 million for comparative 2011; these fees decreased primarily due to lower legal fees associated with loan collection activities and a reduction in the Company’s use of third party consultants. FDIC insurance was $1.2 million for the three months ended March 31, 2012 as compared with $6.7 million for the same period in 2011; the first quarter of 2011 included a one-time adjustment to FDIC insurance assessment expense of $5.4 million. Data processing expense increased $78 thousand for the first three months of 2012 over the $1.0 million for the first three months of 2011 due to renegotiations on certain data processing contracts. Problem loan and repossessed asset costs decreased $523 thousand to $893 thousand for the first three months of 2012 compared to the same period during 2011 due to the shrinking portfolio of foreclosed assets. For the three months ended March 31, 2012, equipment expense was $705 thousand compared to $806 thousand for the same period in 2011.

Income Tax Provision. The Company had no income tax expense for the first three months of 2012 compared to an income tax expense of $44 thousand for comparative period 2011. Management assesses the realizability of the deferred tax asset on a quarterly basis, considering both positive and negative evidence in determining whether it is more likely than not that some portion or all of the net deferred tax asset including its net operating loss carryforward would not be realized. A valuation allowance for the entire net deferred tax asset has been established. Section 382 limitations related to the Company’s recapitalization during the quarter ended September 30, 2010 add further uncertainty to the realizability of the deferred tax assets in future periods.

ANALYSIS OF FINANCIAL CONDITION

Total assets at March 31, 2012 were $2.1 billion, a decrease of $33.8 million or 2% over December 31, 2011 total assets. This decrease was primarily associated with a $26.7 million decrease in net loans, a decrease of $22.6 million in loans held for sale, a $5.3 million decrease in cash and due from banks, and a $5.1 million decrease in overnight funds sold and due from FRB, partially offset by a $30.7 million increase in investment securities available for sale.

Cash and Cash Equivalents. Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB. Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity. Cash and cash equivalents as of March 31, 2012 were $127.4 million compared to $138.1 million at December 31, 2011 and consisted mainly of deposits with the FRB.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Because the Company has raised significant deposits in recent quarters and loan demand has been weak, it is in a highly liquid position. The Company does not expect to continue to retain an equally high level of cash on hand in the future as loan origination activity picks up and deposit sales are completed.

Securities. Our investment portfolio at March 31, 2012 consisted primarily of available-for-sale U.S. agency and mortgage-backed securities. Our available-for-sale securities are reported at estimated fair value. They are used primarily for liquidity, earnings, and asset/liability management purposes and are reviewed quarterly for possible impairment. At March 31, 2012, the estimated fair value of our available-for-sale investment securities was $315.2 million, an increase of $30.7 million or 11% from $284.5 million at December 31, 2011. The increase was primarily the result of an increase in purchases of U.S. agency and mortgage-backed securities in order to better utilize excess liquidity.

Loan Portfolio. As a holding company of two community banks, we have a primary objective of meeting the business and consumer credit needs within our markets where standards of profitability, client relationships, and credit quality can be met. Our loan portfolio is comprised of commercial and industrial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment loans. Lending decisions are based upon an evaluation of the repayment capacity, financial strength, and credit history of the borrower, the quality and value of the collateral securing each loan, and the financial strength of guarantors. With few exceptions, personal guarantees are required on loans.

Our loan portfolio decreased $32.7 million or 2% to $1.5 billion as of March 31, 2012. Commercial and industrial loans decreased 4% to $244.6 million at March 31, 2012 compared with $256.1 million at December 31, 2011. Construction loans decreased 5% to $271.6 million at March 31, 2012 as compared to $285.0 million at December 31, 2011, thus lowering the concentration of construction loans to 18% of the total loan portfolio at March 31, 2012 compared with 19% at December 31, 2011. Real estate commercial mortgages increased 2% to $531.7 million at March 31, 2012 compared to $522.1 million at December 31, 2011. Real estate residential mortgages decreased 3% to $400.5 million at March 31, 2012 as compared with $415.0 million at December 31, 2011. Installment loans decreased 11% to $23.6 million at March 31, 2012 compared with $26.5 million at December 31, 2011. The contraction seen in the overall loan portfolio stems from the write-off and resolution of problem credits and payments in excess of new loan growth partially offset by new loan demand from credit-worthy borrowers that continues to remain at relatively low levels. Our continued focus will be on managing the entire loan portfolio through the current challenging economic conditions. Additionally, our prudent business practices and internal guidelines and underwriting standards will continue to be followed in making lending decisions in order to manage exposure to loan losses.

Allowance for Loan Losses. The purpose of the allowance for loan losses is to provide for probable and reasonably estimable losses inherent in our loan portfolio. Management regularly reviews the loan portfolio to determine whether adjustments are necessary to maintain an allowance for loan losses sufficient to absorb losses in the portfolio. Our review takes into consideration changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and review of current economic conditions that may affect the borrower’s ability to repay. Some of the tools used in the credit review process to identify potential problem loans include past due reports, collateral valuations, cash flow analyses of borrowers, and risk rating of loans. In addition to the review of credit quality through ongoing credit review processes, we construct a comprehensive allowance analysis for our loan portfolio at least quarterly. This analysis includes specific allowances for individual loans, general allowance for loan pools that factor in our historical loan loss experience, loan portfolio growth and trends, economic conditions, and unallocated allowances predicated upon both internal and external factors.

The allowance for loan losses was $68.9 million or 4.68% of outstanding loans as of March 31, 2012 compared with $74.9 million or 4.98% of outstanding loans as of December 31, 2011. Pooled loan allocations decreased to $40.2 million at March 31, 2012 from $44.0 million at December 31, 2011 primarily due to decreases in the overall loan portfolio. The general component of the allowance is based on several factors, including historical loan loss experience in accordance with our existing charge-off policy as well as economic and other qualitative considerations. Historical loss rates are based on a three-year weighted average with recent period loss rates weighted more heavily. An adjustment is then applied to each loss rate based on assessments of loss trends, collateral values, and economic and business influences impacting expected losses. Specific loan allocations decreased to $20.4 million at March 31, 2012 from $25.7 million at December 31, 2011, primarily due to decreased

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

charge-offs and a slowing rate of additional loan defaults. Unallocated allowances increased to $8.3 million at March 31, 2012 from $5.3 million at December 31, 2011. The following table provides a breakdown of the allowance for loan losses and other related information (in thousands) at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011

Allowance for loan losses:
Pooled component	$40,196	$43,956
Specific component	20,440	25,703
Unallocated component	8,281	5,288

Total	$68,917	$74,947

Impaired loans	$181,605	$211,633
Non-impaired loans	1,290,393	1,293,100

Total loans	$1,471,998	$1,504,733

Pooled component as % of non-impaired loans	3.12%	3.40%
Specific component as % of impaired loans	11.26%	12.15%

Allowance as % of loans	4.68%	4.98%
Allowance as % of nonaccrual loans	53.50%	56.28%

Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any loan category. Net charge-offs were $13.3 million for the three months ended March 31, 2012 as compared with $68.6 million for the three months ended March 31, 2011. Net charge-offs in the construction category account for $4.4 million or 33% of these charge-offs in 2012. Construction loans, particularly land acquisition and development loans, tend to be riskier than other categories, and we have been steadily decreasing our exposure to this type of loan. Net charge-offs were $4.5 million for commercial and industrial, $2.1 million for commercial mortgage, $2.2 million for residential mortgage, and $109 thousand for installment loans for the three months ended March 31, 2012.

The specific allowance for loan losses necessary for impaired loans is based on a loan-by-loan analysis and varies between impaired loans largely due to the fair value of collateral. Additionally, pooled loan allocations vary depending on a number of assumptions and trends. As a result, the ratio of allowance for loan losses to nonaccrual loans is not sufficient for measuring the adequacy of the allowance for loan losses. Therefore, the following ratios are used by management in assessing the adequacy of the allowance for loan losses at March 31, 2012 and December 31, 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

	March 31, 2012	December 31, 2011
Non-performing loans for which full loss has been charged off to total loans	3.28%	3.51%

Non-performing loans for which full loss has been charged off to non-performing loans	37.53%	39.71%

Charge off rate for non-performing loans for which the full loss has been charged off	62.05%	60.38%

Coverage ratio net of non-performing loans for which the full loss has been charged off	85.65%	93.35%

Total allowance divided by total loans less non-performing loans for which the full loss has been charged off	4.84%	5.16%

Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	23.82%	26.60%

At March 31, 2012, management believed the level of the allowance for loan losses to be commensurate with the risk existing in our loan portfolio. However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.

Deposits. Deposits are the primary source of funds for use in lending and general business purposes. Our balance sheet growth is largely determined by the availability of deposits in our markets and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at March 31, 2012 were $1.8 billion, a decrease of $25.9 million or 1% at December 31, 2011.

Changes in the deposit categories include an increase of $9.4 million in noninterest-bearing demand deposits, a decrease of $4.7 million or 1% in interest-bearing demand deposits, and an increase of $2.6 million in savings accounts from December 31, 2011 to March 31, 2012. Total time deposits under $100 thousand decreased $47.6 million from $525.3 million at December 31, 2011 to $477.7 million at March 31, 2012. Time deposits over $100 thousand increased $14.3 million from $445.8 million at December 31, 2011 to $460.1 million at March 31, 2012. The changes in time deposits under $100 thousand was primarily due to lower rates offered on certificates of deposit resulting in run-off as maturity dates were reached, particularly in the national market time deposit portfolio.

Total brokered deposits were $71.4 million or 4% of deposits at March 31, 2012, which was a decrease of $26.1 million from the total brokered deposits of $97.5 million at December 31, 2011. According to the Written Agreement and as long as it does not qualify as “well capitalized,” BOHR is restricted from accepting new brokered deposits. Interest-bearing demand deposits included $14.5 million brokered money market funds at March 31, 2012, which was $710 thousand lower than the $15.2 million balance of brokered money market funds outstanding at December 31, 2011. Brokered CDs represented $56.9 million, which was a decrease of $25.4 million from the $82.3 million of brokered CDs outstanding at December 31, 2011.

The Company continues to focus on core deposit growth as its primary source of funding. Core deposits typically are non-brokered and consist of noninterest-bearing demand accounts, interest-bearing checking accounts, money market accounts, savings accounts, and time deposits of less than $100 thousand. Core deposits totaled $1.2 billion or 70% of total deposits at March 31, 2012 and $1.3 billion or 70% at December 31, 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Borrowings. We use short-term and long-term borrowings from various sources including the FRB discount window, FHLB, reverse repurchase agreements, and trust preferred securities. We manage the level of our borrowings to ensure that we have adequate sources of liquidity. Our FHLB borrowings on March 31, 2012 were $195.7 million compared to $195.9 million at December 31, 2011.

Liquidity Management. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. It is used by management to provide continuous access to sufficient, reasonably priced funds. Funding requirements are impacted by loan originations and refinancing, deposit growth, liability issuances and settlements, and off-balance sheet funding commitments. We consider and comply with various regulatory guidelines regarding required liquidity levels and periodically monitor our liquidity position in light of the changing economic environment and customer activity. Based on periodic liquidity assessments, we may alter our asset, liability, and off-balance sheet positions. The asset/liability committee monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change. This process, combined with our ability to raise funds in money and capital markets and through private placements, provides flexibility in managing the exposure to liquidity risk.

In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities. We have immediate liquid resources in cash, interest-bearing deposits, and overnight funds sold. The potential sources of short-term liquidity include interest-bearing deposits as well as the ability to pledge or sell certain assets including available-for-sale investment securities. Short-term liquidity is further enhanced by our ability to pledge or sell loans in the secondary market and to secure borrowings from the FRB and FHLB. Short-term liquidity is also generated from securities sold under agreements to repurchase, funds purchased, and short-term borrowings. Deposits have historically provided us with a long-term source of stable and relatively lower cost funding. Additional funding may be available through the issuance of long-term debt.

We continued to maintain a strong liquidity position during the first three months of 2012. Cash and cash equivalents were $127.4 million and available-for-sale investment securities were $315.2 million as of March 31, 2012. At March 31, 2012, our Banks had credit lines in the amount of $227.2 million at the FHLB with advances of $195.7 million currently utilized. At December 31, 2011, our Banks had credit lines in the amount of $228.3 million at the FHLB with advances of $195.9 million utilized. These lines may be utilized for short- and/or long-term borrowing. At March 31, 2012 and December 31, 2011, all our FHLB borrowings were long-term. We also possess additional sources of liquidity through a variety of borrowing arrangements. The Banks maintain federal funds lines with one regional banking institution and through the FRB Discount Window. These available lines totaled approximately $57.2 million and $58.1 million at March 31, 2012 and December 31, 2011, respectively; these lines were not utilized for borrowing purposes.

Capital Resources. Total shareholders’ equity decreased $8.4 million or 7% to $105.3 million at March 31, 2012 compared to $113.7 million at December 31, 2011. This decrease in shareholders’ equity was primarily a result of a net loss available to common shareholders of $7.9 million at March 31, 2012.

The Company and the Banks are subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. Tier I capital is comprised of shareholders’ equity, net of unrealized gains or losses on available-for-sale securities, less intangible assets, while total risk-based capital adds certain debt instruments and qualifying allowances for loan losses. As of March 31, 2012, our consolidated regulatory capital ratios are Tier 1 Leverage Ratio of 5.78%, Tier 1 Risk-Based Capital Ratio of 7.70%, and Total Risk-Based Capital Ratio of 8.98%. As of March 31, 2012, the Company exceeded the regulatory capital minimums, and Shore was considered “well capitalized” and BOHR was “adequately capitalized” under the risk-based capital standards. Their Tier 1 Leverage Ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital Ratio were as follows: 8.33%, 11.11%, and 12.36%, respectively, for Shore and 5.72%, 7.56%, and 8.85%, respectively, for BOHR.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

On February 13, 2012, the Company announced that it intends to offer shares of its Common Stock in a public offering that we expect will raise between $54.0 million and $95.0 million in gross proceeds and anticipate will settle during the second or third quarter of 2012. If the amount or timing of this capital raise is delayed and the Company or BOHR falls below the minimum capital levels, one of our multi-bank holding company institutional investors could be required to contribute additional capital so as to remain above the minimum capital levels.

In January 2010, the Company exercised its right to defer all quarterly distributions on the trust preferred securities (in thousands) it assumed in connection with its merger with GFH (collectively, the “Trust Preferred Securities”), which are identified below.

	Carrying Amount (in thousands)	Par Amount (in thousands)	Interest Rate	Redeemable On Or After	Mandatory Redemption

Gateway Capital Statutory Trust I	$5,365	$8,000	LIBOR + 3.10%	September 17, 2008	September 17, 2033
Gateway Capital Statutory Trust II	4,401	7,000	LIBOR + 2.65%	July 17, 2009	June 17, 2034
Gateway Capital Statutory Trust III	7,808	15,000	LIBOR + 1.50%	May 30, 2011	May 30, 2036
Gateway Capital Statutory Trust IV	12,994	25,000	LIBOR + 1.55%	July 30, 2012	July 30, 2037

Interest payable under the Trust Preferred Securities continues to accrue during the deferral period and interest on the deferred interest also accrues, both of which must be paid at the end of the deferral period and totaled $3.1 million at March 31, 2012. Prior to the expiration of the deferral period, the Company has the right to further defer interest payments, provided that no deferral period, together with all prior deferrals, exceeds 20 consecutive quarters and that no event of default (as defined by the terms of the applicable Trust Preferred Securities) has occurred and is continuing at the time of the deferral. The Company was not in default with respect to the terms of the Trust Preferred Securities at the time the quarterly payments were deferred and such deferrals did not cause an event of default under the terms of the Trust Preferred Securities.

Contractual Obligations. We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products and services from unaffiliated parties. Our contractual obligations consist of time deposits, borrowings, and operating lease obligations. There have not been any material changes in our contractual obligations from those disclosed in the 2011 Form 10-K.

Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet our customers’ financing needs. For more information on our off-balance sheet arrangements, see Note 14, Financial Instruments with Off-Balance-Sheet Risk, of the Notes to the Consolidated Financial Statements contained in the 2011 Form 10-K.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

USE OF NON-GAAP FINANCIAL MEASURES

The ratios “shareholders’ equity-tangible,” “common shareholders’ equity-tangible,” and “book value per common share-tangible,” are non-GAAP financial measures. The Company believes these measurements are useful for investors, regulators, management, and others to evaluate capital adequacy and to compare against other financial institutions. The following is a reconciliation (in thousands) of these non-GAAP financial measures with financial measures defined by GAAP.

	March 31, 2012	December 31, 2011

Shareholders’ equity	$105,298	$113,668
Less: intangible assets	3,415	3,751

Shareholders’ equity - tangible	$101,883	$109,917

Common shareholders’ equity	$105,298	$113,668
Less: intangible assets	3,415	3,751

Common shareholders’ equity - tangible	$101,883	$109,917

Shareholders’ equity (average)	$112,283	$157,408
Less: intangible assets (average)	3,574	8,137

Shareholders’ equity - tangible (average)	$108,709	$149,271

Common shareholders’ equity (average)	$112,283	$157,408
Less: intangible assets (average)	3,574	8,137

Common shareholders’ equity - tangible (average)	$108,709	$149,271

Return on average common equity	(28.32%)	(62.65%)
Impact of excluding intangible assets	(0.93%)	(3.41%)

Return on average common equity - tangible	(29.25%)	(66.06%)

Book value per common share	$3.05	$3.29
Impact of excluding intangible assets	(0.10)	(0.11)

Book value per common share - tangible	$2.95	$3.18

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

The primary goal of our asset/liability management strategy is to optimize net interest income while limiting exposure to fluctuations caused by changes in the interest rate environment. Our ability to manage our interest rate risk depends generally on our ability to match the maturities and re-pricing characteristics of our assets and liabilities while taking into account the separate goals of maintaining asset quality and liquidity and achieving the desired level of net interest income.

Our management, guided by the Asset/Liability Committee, determines the overall magnitude of interest sensitivity risk and then formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s expectations regarding future interest rate movements, the state of the national and regional economy, and other financial and business risk factors.

The primary method that we use to quantify and manage interest rate risk is simulation analysis, which is used to model net interest income from assets and liabilities over a specified time period under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a relatively short time horizon. Key assumptions in the simulation analysis relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit customers in different rate environments.

The expected effect on net interest income for the twelve months following March 31, 2012 and December 31, 2011 due to an immediate change in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

	March 31, 2012		December 31, 2011
(in thousands)	Change in Net Interest Income		Change in Net Interest Income
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$(2,533)	(3.70)%	$(2,074)	(2.95)%
+100 basis points	(1,584)	(2.31)%	(1,118)	(1.59)%
-100 basis points	(651)	(0.95)%	(762)	(1.08)%
-200 basis points	N/A	N/A	N/A	N/A

At March 31, 2012 and December 31, 2011, we projected a decrease in net interest income in both increasing and decreasing interest rate environments with a more profound effect occurring during a period of increasing interest rates. It should be noted, however, that the simulation analysis is based upon equivalent changes in interest rates for all categories of assets and liabilities. In normal operating conditions, interest rate changes rarely occur in such a uniform manner. Many factors affect the timing and magnitude of interest rate changes on financial instruments. In addition, management may deploy strategies that offset some of the impact of changes in interest rates. Consequently, variations should be expected from the projections resulting from the controlled conditions of the simulation analysis.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 4. Controls and Procedures

As of March 31, 2012, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, or results of operations except as provided below.

In April 2011, the Securities and Exchange Commission informed the Company that it is conducting a formal investigation related to certain accounting matters. For a further discussion of this matter, see “Risk Factors – The formal investigation by the Securities and Exchange Commission may harm our business.”

On November 2, 2010, the Company received from the United States Department of Justice, Criminal Division a grand jury subpoena. For a discussion of this matter, see “Risk Factors – The Company has received a grand jury subpoena from the United States Department of Justice, Criminal Division and, although the Company is not a target at this time and we do not believe the Company will become a target, there can be no assurances as to the timing or the eventual outcome of the related investigation.”

ITEM 1A – RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition, or liquidity, see the risk factors discussed in the Company’s 2011 Form 10-K. Except as and to the extent disclosed below, there have been no material changes to the risk factors as previously disclosed in the 2011 Form 10-K.

Risks Related to our Business

We incurred significant losses in 2009, 2010, 2011, and in the first three months of 2012, although at a lower level than in the previous years. While we expect to return to profitability in 2013, we can make no assurances to that effect.

Throughout 2009, 2010, 2011, and in the first three months of 2012, our loan customers continued to operate in an economically stressed environment. Economic conditions in the markets in which we operate remain constrained and the levels of loan delinquencies and defaults that we experienced were substantially higher than historical levels and our net interest income did not grow significantly.

As a result, our net loss available to common shareholders for the three months ended March 31, 2012 was $7.9 million or $0.23 per common diluted share compared to our net loss available to common shareholders for the three months ended March 31, 2011 of $31.7 million or $0.95 per common diluted share. The net loss for the three months ended March 31, 2012 was primarily attributable to a significant provision for loan losses, the impact of nonaccrual loans on interest income, losses on foreclosed real estate and repossessed assets, and other expenses related to the resolution of problem loans. Our net interest margin increased 64-basis points to 3.62% for the three months ended March 31, 2012 compared from 2.98% for the three months ended March 31, 2011, and our net interest income decreased $1.5 million for the three months ended March 31, 2012 as compared to the same period in 2011. This trend may continue for the remainder of 2012 and could adversely impact our ability to become profitable. In light of the current economic environment, significant additional provisions for loan losses also may be necessary to supplement the allowance for loan losses in the future. As a result, we may continue to incur significant credit costs and net losses for the remainder of 2012, which would continue to adversely impact our financial condition, results of operations, and the value of our Common Stock. We expect to incur a net loss for the 2012 year taken as a whole, and we can make no assurances as to when we will be profitable. Additional losses could cause us to incur future net losses and could adversely affect the price of, and market for, our Common Stock.

Our capital needs could dilute your investment or otherwise affect your rights as a shareholder. If we do not generate the desired level of capital from our announced offering of Common Stock, we will try to raise additional capital and can give no assurance as to what the cost of that capital may be.

On February 13, 2012, we announced our intention to offer shares of our Common Stock in an offering that we expect will raise between $54.0 million and $95.0 million in gross proceeds and anticipate will settle during the second or third quarter of 2012. The offering could substantially dilute the investment and voting rights of shareholders who do not participate in the offering.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

At March 31, 2012, BOHR was classified as “adequately capitalized” for regulatory capital purposes. In the Written Agreement, the Bureau of Financial Institutions and the FRB require us to significantly exceed the capital level required to be classified as “well capitalized.” The Written Agreement does not provide, and we do not otherwise know, what constitutes significantly exceeding the “well-capitalized” regulatory threshold. If we do not generate the necessary level of capital from the announced offering or if we underestimate the amount of capital necessary to meet the expectation of the Bureau of Financial Institutions and the FRB, we may have to sell additional securities in order to generate the required capital.

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

We announced our intention to offer shares of our Common Stock in an offering that we expect will raise between $54.0 million and $95.0 million in gross proceeds and anticipate will settle during the second or third quarter of 2012. As such, your investment could be subject to substantial dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. Further, the market price of our Common Stock could decline as a result of the sale of shares of our Common Stock in the announced offering and existing shareholders who do not participate in the announced offering will have their relative ownership percentage reduced by the issuance of additional shares of Common Stock. Our shareholders bear the risk of the announced offering diluting their stock holdings, reducing the market price of our Common Stock, and/or adversely affecting their rights as shareholders.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to our expenses that represents management’s best estimate of probable losses within our existing portfolio of loans. Our allowance for loan losses amounted to $68.9 million at March 31, 2012, which represented 4.68% of our total loans, as compared to $74.9 million, or 4.98% of total loans, at December 31, 2011. The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and unidentified losses inherent in the current loan portfolio. For further discussion on the impact continued weak economic conditions have on the collateral underlying our loan portfolio, see “If the value of real estate in the markets we serve were to further decline materially, a significant portion of our loan portfolio could become further under-collateralized, which could result in a material increase in our allowance for loan losses and have a material adverse effect on us.”

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

Our non-performing assets as a percentage of total assets remained at 9% at March 31, 2012. On March 31, 2012, 1% of our loans were 30 to 89 days delinquent and were treated as performing assets. Based on these delinquencies, more loans may become non-performing. The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets.

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

We have taken a variety of actions to remedy the conditions noted above and made other enhancements to our credit review and collection processes. Initiatives and procedures that augmented the credit administration function included acquisition and development loan reviews, interest reserve loan reviews, past due loan reviews, forecasting reviews, standard loan reviews, loans presented for approval and renewal, relationship reviews, and global cash flow analyses. We have improved the organization of our credit files and have made efforts to attain appraisal updates in a timelier manner. We also increased staffing in credit administration and established and staffed a separate special assets function to manage problem assets.

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

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

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

At March 31, 2012, BOHR was classified as “adequately capitalized” for regulatory capital purposes. Until BOHR becomes “well capitalized” for regulatory capital purposes, it cannot renew or accept brokered deposits without prior regulatory approval and it may not offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it may be more difficult for BOHR to attract new deposits as its existing brokered deposits mature and do not rollover and to retain or increase non-brokered deposits. As of March 31, 2012, BOHR reported brokered deposits of $65.4 million. If BOHR is not able to attract new deposits, our ability to fund its loan portfolio may be adversely affected. In addition, as long as we do not qualify as “well capitalized,” we will pay higher insurance premiums to the FDIC, equal to $2.0 million or more in excess of what we paid in 2011, which would reduce our earnings.

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

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

If we are not able to raise the capital contemplated by the announced offering we will no longer qualify for inclusion in the Russell 2000 and Russell 3000 indices. Even if we do raise the capital contemplated in the announced offering, no assurance can be given that the Company will or will not be included in the Russell 2000 and Russell 3000 indices, or similar indices, following the offering or thereafter. Further, even if we continue to be included in these indices, no assurance can be given that our Common Stock will have a similar weighting to our current weighting on theses indices.

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

•	review and revise, as appropriate, current policy and maintain sound processes for determining, documenting, and recording an adequate allowance for loan losses;

•	improve management of BOHR’s liquidity position and funds management policies;

•	provide contingency planning that accounts for adverse scenarios and identifies and quantifies available sources of liquidity for each scenario;

•	reduce BOHR’s reliance on brokered deposits; and

•	improve BOHR’s earnings and overall condition.

In addition, BOHR has agreed that it will:

•

not extend, renew, or restructure any credit that has been criticized by the FRB or Bureau of Financial Institutions absent prior Board of Directors approval in accordance with the restrictions in the Written Agreement;

•

eliminate all assets or portions of assets classified as “loss”, and thereafter, charge off all assets classified as “loss” in a federal or state report of examination, unless otherwise approved by the FRB;

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

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

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

This description of the Written Agreement is qualified in its entirety by reference to the copy of the Written Agreement filed with the Company’s Current Report on Form 8-K, filed June 17, 2010. To date, the Company and BOHR have met all of the deadlines for taking actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement. A Risk Committee was appointed to oversee the Company’s compliance with the terms of the agreement and has met each month to review compliance. Written plans have been submitted for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations. The Company has also submitted its written policies and procedures for maintaining an adequate allowance for loan losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $2.5 million. Additionally, the Company instituted the required review process for all classified loans. Previously, the Company charged off the assets identified as loss from the previous examination. Moreover, the Company has raised $295.0 million in the closings of several related capital transactions in the third and fourth quarters of 2010. As of March 31, 2012, BOHR was above the “well-capitalized” threshold with respect to its Tier 1 Risk-Based Capital Ratio and Leverage Ratio and “adequately capitalized” with respect to its Total Risk-Based Capital Ratio. Each of Shore’s capital ratios remained above the “well-capitalized” threshold at March 31, 2012. As a result, management believes that, except for BOHR’s capital status as adequately capitalized and our significant level of loan losses, the Company and BOHR are in full compliance with the terms of the Written Agreement.

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

FDIC insurance assessments could increase from our prior inability to maintain a “well-capitalized” status, which will further decrease earnings.

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

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

In addition, under the FDIC’s risk-based deposit insurance assessment system, an institution’s assessment rate varies according to certain financial ratios, its supervisory evaluations, and other factors. Our inability to maintain a “well-capitalized” status could impact our risk category and could cause our assessment to increase significantly in 2012 compared to 2011, which could decrease our earnings.

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

Our business strategy centers, in part, on offering commercial and equity line loans secured by real estate in order to generate interest income. These types of loans generally have higher yields and shorter maturities than traditional one-to-four family residential mortgage loans. At March 31, 2012, commercial real estate and equity line lending totaled approximately $693.0 million, which represented 47% of total loans. Such loans increase our credit risk profile relative to other financial institutions that have lower concentrations of commercial real estate and equity line loans.

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

A significant amount of our loan portfolio contains loans used to finance construction and land development. Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction, the marketability of the property, and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by the appraisal. Although our underwriting criteria were designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to our operations.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

At March 31, 2012, we had loans of $271.6 million or 18% of total loans outstanding to finance construction and land development. Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.

We are not paying dividends on our Common Stock and currently are prevented from doing so. The failure to resume paying dividends on our Common Stock may adversely affect the value of our Common Stock.

We paid cash dividends on our Common Stock prior to the third quarter of 2009. During the third quarter of 2009, we suspended dividend payments. We are prevented by our regulators from paying dividends until our financial position improves. In addition, the retained deficit of BOHR, our principal banking subsidiary, is approximately $456.9 million as of March 31, 2012. Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings. It is unlikely in the foreseeable future that we would be able to pay dividends if BOHR cannot pay dividends to us. Although we can seek to obtain a waiver of this prohibition, our regulators may choose not to grant such a waiver, and we would not expect to be granted a waiver or be released from this obligation until our financial performance and retained earnings improve significantly. As a result, there is no assurance if or when we will be able to resume paying cash dividends.

In addition, all dividends are declared and paid at the discretion of our Board of Directors and are dependent upon our liquidity, financial condition, results of operations, regulatory capital requirements, and such other factors as our Board of Directors may deem relevant. The ability of our banking subsidiaries to pay dividends to us is also limited by obligations to maintain sufficient capital and by other general restrictions on dividends that are applicable to our banking subsidiaries. If we do not satisfy these regulatory requirements, we will be unable to pay dividends on our Common Stock.

Sales, or the perception that sales could occur, of large amounts of our Common Stock may depress our stock price.

The market price of our Common Stock could drop if our existing shareholders decide to sell their shares. As of March 31, 2012, affiliates of the Carlyle Group, affiliates of Anchorage Investors, L.L.C., CapGen Capital Group VI LP, affiliates of Fir Tree, Inc., affiliates of Davidson Kemper Capital Management, and C12 Protium Value Opportunities Ltd. owned 22.8%, 20.8%, 17.5%, 9.6%, 9.6%, and 2.2%, respectively, of the outstanding shares of our Common Stock. Pursuant to the various definitive investment agreements that we have entered into with these shareholders, each of the shareholders listed above received certain registration rights covering the resale of shares of our Common Stock. In addition, the shares of certain of these shareholders may be traded, subject to certain volume limitations in some cases, pursuant to Rule 144 under the Securities Act. If any of these shareholders sell large amounts of our Common Stock, or other investors perceive such sales to be imminent, the market price of our Common Stock could drop significantly.

In addition, as of March 31, 2012, the U.S. Treasury owned 6% of the outstanding shares of our Common Stock plus a warrant to purchase an additional 53,035 shares of our Common Stock. In connection with the issuance of such shares of Common Stock and the warrant, we entered into an Exchange Agreement with the Treasury, under the terms of which the Treasury received certain registration rights covering the resale of such shares of Common Stock or the warrant, and the shares are freely transferable pursuant to Rule 144 under the Securities Act. The sale of the shares of Common Stock owned by the Treasury, the exercise of the warrant, and sale of the underlying shares of Common Stock, or the perception by other investors that such sales are imminent, could adversely affect the market for our Common Stock.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of the Company’s Common Stock in the open market and through privately negotiated transactions. There were no share repurchase transactions conducted during the first quarter of 2012.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

ITEM 6 – EXHIBITS

10.1	Employment Agreement (as amended and restated), dated February 13, 2012, by and between Hampton Roads Bankshares, Inc. and Douglas J. Glenn, incorporated by reference from Exhibit 10.01 to the Registrant’s Form 8-K, filed February 17, 2012.

10.2	Asset Purchase Agreement, dated 30, 2012, by and between Hampton Roads Bankshares, Inc. and Bank of North Carolina, incorporated by reference from the Registrant’s From 8-K, filed April 30, 2012.

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	The following materials from the Hampton Roads Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Loss, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: May 9, 2012	/s/ Stephen P. Theobald
Stephen P. Theobald
Chief Financial Officer