Form 10-Q
period 2012-06-30
HAMPTON ROADS BANKSHARES INC
filed 2012-08-07
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock as of July 31, 2012 was 105,990,604 shares, par value $0.01.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
(unaudited)	June 30, 2012	December 31, 2011
Assets:
Cash and due from banks	$13,360	$18,241
Interest-bearing deposits in other banks	744	1,295
Overnight funds sold and due from Federal Reserve Bank	95,925	118,531
Investment securities available for sale, at fair value	309,568	284,470
Restricted equity securities, at cost	17,192	20,057

Loans held for sale	47,646	63,171

Loans	1,437,644	1,504,733
Allowance for loan losses	(62,907)	(74,947)

Net loans	1,374,737	1,429,786
Premises and equipment, net	84,530	87,565
Interest receivable	5,760	6,329
Foreclosed real estate and repossessed assets, net of valuation allowance	48,578	63,613
Intangible assets, net	3,080	3,751
Bank-owned life insurance	52,441	51,579
Other assets	17,384	18,472

Totals assets	$2,070,945	$2,166,860

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest-bearing demand	$240,647	$225,458
Interest-bearing:
Demand	529,060	540,262
Savings	62,206	61,218
Time deposits:
Less than $100	431,233	525,291
$100 or more	404,879	445,805

Total deposits	1,668,025	1,798,034
Federal Home Loan Bank borrowings	195,500	195,941
Other borrowings	40,806	40,617
Interest payable	4,261	3,751
Other liabilities	13,006	14,849

Total liabilities	1,921,598	2,053,192

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 105,990,604 and 34,561,145 shares issued and outstanding on June 30, 2012 and on December 31, 2011	1,060	346
Capital surplus	539,434	492,998
Retained deficit	(399,867)	(386,295)
Accumulated other comprehensive income, net of tax	7,964	6,377

Total shareholders’ equity before non-controlling interest	148,591	113,426
Non-controlling interest	756	242

Total shareholders’ equity	149,347	113,668

Total liabilities and shareholders’ equity	$2,070,945	$2,166,860

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Three Months Ended		Six Months Ended
(unaudited)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest Income:
Loans, including fees	$18,601	$23,414	$38,122	$47,953
Investment securities	1,998	2,679	4,006	5,097
Overnight funds sold and due from FRB	69	189	146	414
Interest-bearing deposits in other banks	1	1	1	2

Total interest income	20,669	26,283	42,275	53,466

Interest Expense:
Deposits:
Demand	489	1,000	950	2,165
Savings	21	34	42	76
Time deposits:
Less than $100	1,361	2,525	2,977	5,429
$100 or more	1,416	2,490	3,023	5,277

Interest on deposits	3,287	6,049	6,992	12,947
Federal Home Loan Bank borrowings	578	1,249	1,166	2,569
Other borrowings	607	750	1,219	1,491

Total interest expense	4,472	8,048	9,377	17,007

Net interest income	16,197	18,235	32,898	36,459
Provision for loan losses	4,346	14,740	11,648	36,054

Net interest income after provision for loan losses	11,851	3,495	21,250	405

Noninterest Income:
Service charges on deposit accounts	1,264	1,529	2,607	2,975
Mortgage banking revenue	3,855	1,939	7,113	3,189
Gain on sale of investment securities available for sale	274	192	261	192
Loss on sale of premises and equipment	(47)	(42)	(47)	(42)
Losses on foreclosed real estate and repossessed assets	(4,947)	(3,087)	(7,912)	(6,769)
Other-than-temporary impairment of securities (includes total other-than-temporary impairment losses of $0 and $91, net of $0 and $0 recognized in other comprehensive income for the six months ended June 30, 2012 and 2011, respectively, before taxes)	—	(91)	—	(91)
Insurance revenue	—	1,108	—	2,261
Brokerage revenue	52	66	114	136
Income from bank-owned life insurance	463	437	862	918
Other	1,079	1,332	2,103	2,739

Total noninterest income	1,993	3,383	5,101	5,508

Noninterest Expense:
Salaries and employee benefits	9,144	11,257	18,856	23,612
Occupancy	1,808	2,936	3,555	5,262
Professional and consultant fees	1,747	2,586	3,338	4,771
FDIC insurance	1,174	1,856	2,401	8,565
Data processing	930	1,199	2,016	2,206
Problem loan and repossessed asset costs	623	1,136	1,516	2,552
Equipment	729	843	1,434	1,649
Other	2,612	3,740	5,562	7,578

Total noninterest expense	18,767	25,553	38,678	56,195

Loss before provision for income taxes	(4,923)	(18,675)	(12,327)	(50,282)
Provision for income taxes	—	—	—	44

Net loss	(4,923)	(18,675)	(12,327)	(50,326)
Net income attributable to non-controlling interest	744	118	1,245	135

Net loss attributable to Hampton Roads Bankshares, Inc.	$(5,667)	$(18,793)	$(13,572)	$(50,461)

Per Share:
Cash dividends declared	$—	$—	$—	$—

Basic loss	$(0.15)	$(0.56)	$(0.38)	$(1.51)

Diluted loss	$(0.15)	$(0.56)	$(0.38)	$(1.51)

Basic weighted average shares outstanding	37,700,920	33,429,945	36,131,032	33,408,473
Effect of dilutive stock options	—	—	—	—

Diluted weighted average shares outstanding	37,700,920	33,429,945	36,131,032	33,408,473

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)	Three Months Ended				Six Months Ended
(unaudited)	June 30, 2012		June 30, 2011		June 30, 2012		June 30, 2011

Net loss		(4,923)		(18,675)		(12,327)		(50,326)

Other comprehensive income, net of tax
Change in unrealized gain on securities available for sale	2,605		4,764		1,848		5,853
Reclassification adjustment for securities gain included in net income	(274)		(192)		(261)		(192)

Other comprehensive income		2,331		4,572		1,587		5,661

Comprehensive loss		(2,592)		(14,103)		(10,740)		(44,665)

Comprehensive income attributable to non-controlling interest		744		118		1,245		135

Comprehensive loss attributable to Hampton Roads Bankshares, Inc.		(3,336)		(14,221)		(11,985)		(44,800)

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Shareholders’ Equity

(in thousands, except share data)
(unaudited)	Shares	Amount
Balance at December 31, 2011	34,561,145	$346	$492,998	$(386,295)	$6,377	$242	$113,668

Net income (loss)	—	—	—	(13,572)	—	1,245	(12,327)
Other comprehensive income	—	—	—	—	1,587	—	1,587
Issuance of shares, net of transaction cost	71,429,459	714	46,421	—	—	—	47,135
Share-based compensation expense	—	—	15	—	—	—	15
Distributed non-controlling interest	—	—	—	—	—	(731)	(731)

Balance at June 30, 2012	105,990,604	$1,060	$539,434	$(399,867)	$7,964	$756	$149,347

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Six Months Ended
(unaudited)	June 30, 2012	June 30, 2011
Operating Activities:
Net loss	$(12,327)	$(50,326)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,098	2,299
Amortization of intangible assets and fair value adjustments	708	(62)
Provision for loan losses	11,648	36,054
Proceeds from mortgage loans held for sale	272,639	175,224
Originations of mortgage loans held for sale	(257,114)	(175,284)
Stock-based compensation expense	15	56
Net amortization of premiums and accretion of discounts on investment securities available for sale	1,990	1,481
Loss on sale of premises and equipment	47	42
Losses on foreclosed real estate and repossessed assets	7,912	6,769
Gain on sale of investment securities available for sale	(261)	(192)
Income from bank-owned life insurance	(862)	(918)
Other-than-temporary impairment of securities	—	91
Changes in:
Interest receivable	569	549
Other assets	1,088	20,279
Interest payable	510	154
Other liabilities	(1,843)	(2,978)

Net cash provided by operating activities	26,817	13,238

Investing Activities:
Proceeds from maturities and calls of investment securities available for sale	44,778	48,052
Proceeds from sale of investment securities available for sale	19,162	27,688
Purchase of investment securities available for sale	(89,180)	(45,188)
Purchase of restricted equity securities	(22)	—
Proceeds from sale of restricted equity securities	2,887	2,210
Net decrease in loans	28,852	111,998
Purchase of premises and equipment	(664)	(590)
Proceeds from sale of foreclosed real estate and repossessed assets	21,178	19,415
Proceeds from sale of premises and equipment	1,692	23

Net cash provided by investing activities	28,683	163,608

Financing Activities:
Net decrease in deposits	(129,908)	(259,329)
Repayments of Federal Home Loan Bank borrowings	(34)	(10,034)
Distributed non-controlling interest	(731)	(400)
Issuance of common shares, net	47,135	15,860

Net cash used in financing activities	(83,538)	(253,903)

Decrease in cash and cash equivalents	(28,038)	(77,057)
Cash and cash equivalents at beginning of period	138,067	460,912

Cash and cash equivalents at end of period	$110,029	$383,855

Supplemental cash flow information:
Cash paid for interest	$8,867	$16,853
Cash paid for (refunded from) income taxes	265	(14,666)

Supplemental non-cash information:
Change in unrealized gain on securities available for sale	$1,587	$5,661
Transfer between loans and other real estate owned	14,055	35,057

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hampton Roads Bankshares, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Recent Events

On April 30, 2012, the Company announced that it entered into a definitive agreement with Bank of North Carolina to sell all deposits and selected assets associated with Gateway Bank branches in Preston Corners and Chapel Hill, North Carolina. The Company expects that this transaction will be completed in the third quarter of 2012, subject to regulatory approval and other customary closing conditions. The Company also announced its plan to consolidate the two Raleigh, North Carolina Gateway Bank branches that will remain following the sale into a single location.

On April 30, 2012, the Company announced that it entered into a definitive agreement with First Bancorp for the sale of deposits and certain loans associated with the Bank of Hampton Roads’ (“BOHR”) branch located at 901 Military Cutoff Road in Wilmington, North Carolina. The Company expects that this transaction will be completed in the third quarter of 2012, subject to regulatory approval and other customary closing conditions.

On June 27, 2012, the Company announced that it had closed a $50.0 million private placement of common shares (the “Private Placement”). The Company issued an aggregate 71,428,572 common shares at a price of $0.70 per share to Anchorage Capital Group, L.L.C. (“Anchorage”), CapGen Capital Group VI LP (“CapGen”), and The Carlyle Group (“Carlyle” and together with Anchorage and CapGen, the “Investors”) pursuant to the terms of a standby purchase agreement between the Investors and the Company (the “Standby Purchase Agreement”). The Company plans to raise an additional $30.0 million to $45.0 million in capital by issuing common shares in a public rights offering (the “Rights Offering”) and standby purchase by the Investors of shares not subscribed for in the Rights Offering (the “Standby Purchase”) and anticipates it will settle during the third quarter of 2012.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs that improves the comparability of fair value measurements presented and disclosed by aligning GAAP and IFRSs. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments are to be applied prospectively and are effective during the current reporting period. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income: Presentation of Comprehensive Income that improves the comparability of items reported in other comprehensive income. The amendment requires that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendment is to be applied retrospectively and is effective during the current reporting period. The adoption of the new guidance resulted in the addition of new Consolidated Statements of Comprehensive Loss included in the Company’s consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendment defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendment is to be applied retrospectively and is effective during the current reporting period. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE B – REGULATORY MATTERS

Effective June 17, 2010, the Company and its banking subsidiary, BOHR, entered into a written agreement (herein called the “Written Agreement”) with the Federal Reserve Bank of Richmond (“FRB”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (“Bureau of Financial Institutions”). The Company’s other banking subsidiary, Shore Bank (“Shore”), is not a party to the Written Agreement.

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

To date, the Company and BOHR have met all of the deadlines for taking actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement. A committee has been appointed to oversee the Company’s compliance with the terms of the Written Agreement and has met each month to review compliance. Written plans have been submitted for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations. The Company has also submitted its written policies and procedures for maintaining an adequate allowance for loan and lease losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $2.5 million. Additionally, the Company instituted the required review process for all classified loans. The Company has charged off the assets identified as loss from the previous examination. As of June 30, 2012, the Company exceeded the regulatory capital minimums, and BOHR and Shore were considered “well capitalized” under the risk-based capital standards. As a result, management believes that the Company and BOHR are in full compliance with the terms of the Written Agreement.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

NOTE C – CAPITAL RAISE

The Company is undertaking a capital raise of approximately $80.0 million but no more than $95.0 million comprised of three components: (i) the Private Placement, (ii) the Rights Offering, and (iii) the Standby Purchase of shares not purchased in the Rights Offering (the “Capital Raise”). In each of the three components, the Company has sold or will sell shares of its Common Stock for $0.70 per share. The Investors entered into the Standby Purchase Agreement whereby they agreed to be the sole purchasers in the Private Placement and Standby Purchase components of the Capital Raise.

The ultimate size of the Capital Raise will depend on the outcome of the Rights Offering component of the Capital Raise. If the Rights Offering is fully subscribed, the Capital Raise will result in $95.0 million in gross proceeds for which the Company will issue, in the aggregate, 135,714,286 shares of Common Stock. If no one subscribes to the Rights Offering, the Capital Raise will result in approximately $80 million in gross proceeds for which the Company will issue, in the aggregate, 114,265,032 shares of Common Stock.

On June 25, 2012 the Company’s shareholders approved certain matters related to the Capital Raise, including the issuance of up to 135,714,286 shares of the Company’s Common Stock in the Capital Raise and an amendment to the Company’s Articles of Incorporation that was a condition to the Capital Raise. On June 27, 2012 the Company closed on the first component of the Capital Raise, the $50.0 million Private Placement, selling a total of 71,428,572 shares of the Company’s common stock to the Investors at a price of $0.70 per share pursuant to the terms of the Standby Purchase Agreement. In the Private Placement Anchorage purchased 19,197,431 shares, CapGen purchased 33,710,394 shares, and Carlyle purchased 18,520,747 shares.

In connection with the sale, and as required by the Standby Purchase Agreement, affiliates of the Investors terminated warrants they held to purchase 1,836,302 shares of the Company’s common stock at $10.00 per share. The Investors each received a fee of $1 million in cash, for a total payment of $3 million, as compensation for performing their respective obligations under the Standby Purchase Agreement in connection with the Private Placement. Each of the Investors was reimbursed for its fees and expenses.

As a result of the Private Placement, BOHR qualified as “well capitalized” under all regulatory capital ratios at the close of the second quarter. The Private Placement also resulted in an adjustment to the warrant to purchase Common Stock currently held by the United States Treasury Department (the “Treasury”). The Treasury holds a warrant (the “Treasury Warrant”) that, before the Private Placement, entitled it to purchase 53,034 shares of Common Stock at an exercise price of $10.00 per share. Because the Private Placement was not a transaction excluded from the operation of the anti-dilution provisions of the Treasury Warrant, as of the closing of the Private Placement the number of shares purchasable under the Treasury Warrant were adjusted to 757,629 shares of our Common Stock and the exercise price to purchase such shares was adjusted to $0.70 per share.

On July 23, 2012, the Company filed a registration statement on Form S-1 covering the 64,285,715 shares offered in the Rights Offering.

NOTE D – STOCK-BASED COMPENSATION

Compensation cost relating to share-based transactions is accounted for in the consolidated financial statements based on the fair value of the share-based award on the date of grant. The Company calculates the fair value of its stock options at the date of grant using a lattice option pricing model. Stock options granted with pro-rata vesting schedules are expensed over the vesting period on a straight-line basis. No options were granted during the six months ended June 30, 2012 and 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

Stock-based compensation expense (in thousands, except share data) recognized in the consolidated statements of operations and the options exercised, including the total intrinsic value and cash received, for the six months ended June 30, 2012 and 2011 were as follows.

	June 30,
	2012	2011
Expense recognized:
Related to stock options	$3	$43
Related to share awards	12	13
Related tax benefit	—	—

Number of options exercised:
New shares	—	—
Previously acquired shares	—	—

Total intrinsic value of options exercised	$—	$—
Cash received from options exercised	—	—

The Company has granted stock options to its directors and employees under stock compensation plans that have been approved by the Company’s shareholders. All outstanding options have terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over periods that range from three to ten years. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2012 is as follows.

	Options Outstanding	Weighted Average Exercise Price	Average Intrinsic Value

Balance at December 31, 2011	30,556	$355.37	$—
Expired	(2,054)	(230.91)	—

Balance at June 30, 2012	28,502	$364.66	$—

Options exercisable at June 30, 2012	28,075	$365.54	$—

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

Information pertaining to options outstanding and options exercisable as of June 30, 2012 is as follows.

	Options Oustanding			Options Exercisable
Ranges of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$100.00 - $126.25	893	1.07	$116.85	893	$116.85
$177.25 - $219.25	3,501	1.21	200.63	3,501	200.63
$227.75 - $266.25	5,840	2.95	254.36	5,840	254.36
$300.00 - $312.25	5,765	4.59	301.05	5,338	300.63
$491.75 - $546.75	11,324	2.62	497.93	11,324	497.93
$616.75	1,179	2.92	616.75	1,179	616.75

$100.00 - $616.75	28,502	2.88	$364.66	28,075	$365.54

On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan (the “Plan”), which succeeds the Company’s 2006 Stock Incentive Plan and provides for the grant of up to 2,750,000 shares of our Common Stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities. On June 25, 2012, the Company’s shareholders approved an amendment to the Plan that increases the number of shares reserved for issuance under the Plan to 13,675,000. No awards were granted pursuant to the Plan during the six months ended June 30, 2012. As of June 30, 2012, there was $27 thousand of unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 5.3 years.

The Company has granted non-vested shares of Common Stock to certain directors and employees as part of incentive programs. Outstanding non-vested shares have vesting schedules of five years and are expensed over the same time frame. A summary of the Company’s non-vested share activity and related information for the six months ended June 30, 2012 is as follows.

	Number of Shares	Per Share Weighted- Average Grant Date Fair Value

Balance at December 31, 2011	80	$306.25

Balance at June 30, 2012	80	$306.25

As of June 30, 2012, there was $8 thousand of total unrecognized compensation cost related to non-vested share awards. That cost is expected to be recognized over a weighted-average period of 0.3 years. There were no shares vested during the six months ended June 30, 2012.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

NOTE E – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available for sale (in thousands) at June 30, 2012 and December 31, 2011 were as follows.

	June 30, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. agency securities	$34,619	$1,686	$—	$36,305
Mortgage-backed securities	263,154	6,662	481	269,335
State and municipal securities	528	90	—	618
Corporate bonds	2,837	—	16	2,821
Equity securities	466	48	25	489

Total investment securities available for sale	$301,604	$8,486	$522	$309,568

	December 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. agency securities	$48,854	$1,101	$35	$49,920
Mortgage-backed securities	224,578	5,688	330	229,936
State and municipal securities	529	79	—	608
Corporate bonds	2,811	—	115	2,696
Equity securities	1,341	1	32	1,310

Total investment securities available for sale	$278,113	$6,869	$512	$284,470

Unrealized losses

Information pertaining to securities with gross unrealized losses (in thousands) at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position is as follows.

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

Mortgage-backed securities	$40,046	$481	$—	$—	$40,046	$481
Corporate bonds	2,821	16	—	—	2,821	16
Equity securities	52	4	63	21	115	25

	$42,919	$501	$63	$21	$42,982	$522

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss

U.S. agency securities	$9,599	$35	$—	$—	$9,599	$35
Mortgage-backed securities	35,730	281	3,066	49	38,796	330
Corporate bonds	2,696	115	—	—	2,696	115
Equity securities	—	—	89	32	89	32

	$48,025	$431	$3,155	$81	$51,180	$512

Debt securities with unrealized losses totaling $497 thousand at June 30, 2012 included fifteen mortgage-backed securities and one corporate bond. The severity and duration of this unrealized loss will fluctuate with interest rates in the economy.

The Company’s unrealized losses on equity securities were caused by what management deems to be transitory fluctuations in market valuation. At June 30, 2012, eight equity securities experienced an unrealized loss of $25 thousand. All identified impairments on equity securities were taken in the periods identified.

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

During the first six months of 2012, no equity securities were determined to be other-than-temporarily impaired. However, during the first six months of 2011, equity securities with an amortized cost basis prior to impairment of $443 thousand were determined to be other-than-temporarily impaired, and impairment losses of $91 thousand were recognized through noninterest income. The Company had a net gain of $261 thousand on the sale of investment securities during the first six months of 2012. Of that gain, $233 thousand had previously been recognized as an other-than-temporary impairment; this gain was recognized in noninterest income. Management has evaluated the unrealized losses associated with the remaining equity securities as of June 30, 2012 and, in management’s opinion, the unrealized losses are temporary, and it is our intention to hold these securities until their value recovers.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

A rollforward of the cumulative OTTI losses (in thousands) recognized in earnings for all securities for the six months ended June 30, 2012 for securities still held is as follows.

Balance, December 31, 2011	$1,120
Less: Realized gains for securities sales	(233)
Add: Loss where impairment was not previously recognized	—
Add: Loss where impairment was previously recognized	—

Balance, June 30, 2012	$887

Maturities of investment securities

The amortized cost and estimated fair value of investment securities available for sale (in thousands) that are not determined to be other-than-temporarily impaired by contractual maturity at June 30, 2012 and December 31, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities do not have contractual maturities.

	June 30, 2012
	Amortized Cost	Estimated Fair Value

Due after one year but less than five years	$6,848	$6,999
Due after five years but less than ten years	25,261	26,260
Due after ten years	269,029	275,820
Equity securities	466	489

Total available-for-sale securities	$301,604	$309,568

	December 31, 2011
	Amortized Cost	Estimated Fair Value

Due after one year but less than five years	$7,300	$7,386
Due after five years but less than ten years	26,183	26,679
Due after ten years	243,289	249,095
Equity securities	1,341	1,310

Total available-for-sale securities	$278,113	$284,470

Federal Home Loan Bank (“FHLB”)

The Company’s investment in FHLB stock totaled $12.5 million at June 30, 2012. FHLB stock is generally viewed as a long-term investment and as a restricted investment security because it is required to be held in order to receive FHLB advances (i.e. borrowings). It is carried at cost as there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2012, and no impairment has been recognized.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

NOTE F – LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company grants commercial, real estate, and consumer loans to customers throughout its lending areas. Although the Company has a diversified loan portfolio, a substantial portion of the Company’s debtors’ abilities to honor their contracts is dependent upon the economic environment of the lending area. The major segments of loans (in thousands) are summarized as follows.

	June 30, 2012	December 31, 2011

Commercial and Industrial	$236,009	$256,058
Construction	257,772	284,984
Real estate - commercial mortgage	532,569	522,052
Real estate - residential mortgage	387,687	414,957
Installment	23,632	26,525
Deferred loan fees and related costs	(25)	157

Total loans	$1,437,644	$1,504,733

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

A rollforward of the activity (in thousands) within the allowance for loan losses by loan type for the six months ended June 30, 2012 and 2011 is as follows.

June 30, 2012			Real Estate -
	Commercial and Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Unallocated	Total
Allowance for credit losses:

Beginning balance	$13,605	$24,826	$17,101	$12,060	$2,067	$5,288	$74,947
Charge-offs	(11,465)	(7,188)	(3,506)	(5,225)	(268)		(27,652)
Recoveries	479	1,493	1,350	551	91		3,964
Provision	8,831	(2,637)	(488)	3,538	(1,040)	3,444	11,648

Ending balance	$11,450	$16,494	$14,457	$10,924	$850	$8,732	$62,907

Ending balance: attributable to loans collectively evaluated for impairment	$6,541	$8,939	$7,793	$5,103	$746	$8,732	$37,854

Recorded investment: loans collectively evaluated for impairment	$209,326	$200,986	$475,470	$348,483	$23,217

Ending balance: attributable to loans individually evaluated for impairment	$4,909	$7,555	$6,664	$5,821	$104		$25,053

Recorded investment: loans individually evaluated for impairment	$26,683	$56,786	$57,099	$39,204	$415

June 30, 2011			Real Estate -
	Commercial and Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Unallocated	Total
Allowance for credit losses:

Beginning balance	$18,610	$83,052	$25,426	$17,973	$3,400	$8,792	$157,253
Charge-offs	(13,292)	(65,404)	(11,212)	(9,769)	(1,170)		(100,847)
Recoveries	790	493	480	218	154		2,135
Provision	4,672	16,473	7,945	7,663	466	(1,165)	36,054

Ending balance	$10,780	$34,614	$22,639	$16,085	$2,850	$7,627	$94,595

Ending balance: attributable to loans collectively evaluated for impairment	$7,922	$13,844	$14,510	$7,492	$2,806	$7,627	$54,201

Recorded investment: loans collectively evaluated for impairment	$245,019	$240,622	$507,657	$405,756	$31,615

Ending balance: attributable to loans individually evaluated for impairment	$2,858	$20,770	$8,129	$8,593	$44		$40,394

Recorded investment: loans individually evaluated for impairment	$23,085	$113,601	$102,405	$42,734	$249

Impaired Loans

A loan is considered impaired when it is probable that all amounts due will not be collected according to the contractual terms. Impaired loans are measured based on the present value of payments expected to be received using the historical effective loan rate as the discount rate. For collateral dependent impaired loans, impairment is measured based upon the fair value of the underlying collateral. Management considers a loan to be collateral dependent when repayment of the loan is expected solely from the sale or liquidation of the underlying collateral. The Company’s policy is to charge off collateral dependent impaired loans at the time of foreclosure, repossession, or liquidation or at such time any portion of the loan is deemed to be uncollectible and in no case later than 180 days in nonaccrual status. The Company will reduce the carrying value of the loan to the estimated fair value of the collateral less estimated selling costs through a charge off to the allowance for loan losses. For loans that are not collateral dependent, impairment is measured using discounted cash flows. Total impaired loans were $180.2 million and $211.6 million at June 30, 2012 and December 31, 2011, respectively, the majority of which were considered collateral dependent, and therefore, measured at the fair value of the underlying collateral.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

Impaired loans for which no allowance is provided totaled $67.8 million and $115.0 million at June 30, 2012 and December 31, 2011, respectively. Loans written down to their estimated fair value of collateral less the costs to sell account for $28.8 million and $52.9 million of the impaired loans for which no allowance has been provided as of June 30, 2012 and December 31, 2011, respectively. The average age of appraisals for these loans is 0.78 years at June 30, 2012. The remaining impaired loans for which no allowance is provided are fully covered by the value of the collateral, and therefore, no additional loss is expected on these loans.

The following charts show impaired loans (in thousands) by class as of June 30, 2012 and December 31, 2011.

June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial & Industrial	$7,507	$13,950	$—	$7,702	$28
Construction
1-4 family residential construction	2,350	2,925	—	2,364	—
Commercial construction	18,948	44,494	—	19,517	2
Real estate
Commercial Mortgage
Owner occupied	17,867	19,249	—	18,286	176
Non-owner occupied	11,242	19,569	—	11,429	185
Residential Mortgage
Secured by 1-4 family, 1st lien	7,420	8,495	—	7,661	74
Secured by 1-4 family, junior lien	2,184	3,880	—	2,253	2
Installment	241	638	—	225	3

	$67,759	$113,200	$—	$69,436	$470

With an allowance recorded:
Commercial & Industrial	$19,176	$21,475	$4,909	$19,618	$2
Construction
1-4 family residential construction	6,908	7,640	3,189	6,995	94
Commercial construction	28,580	57,690	4,366	28,846	242
Real estate
Commercial Mortgage
Owner occupied	22,230	24,166	4,688	24,868	158
Non-owner occupied	5,760	8,012	1,976	5,773	—
Residential Mortgage
Secured by 1-4 family, 1st lien	23,230	25,299	4,074	23,746	396
Secured by 1-4 family, junior lien	6,370	9,838	1,747	6,454	12
Installment	174	177	104	174	—

	$112,428	$154,297	$25,053	$116,475	$904

Total:
Commercial & Industrial	$26,683	$35,425	$4,909	$27,320	$30
Construction	56,786	112,749	7,555	57,722	338
Real estate-commercial mortgage	57,099	70,996	6,664	60,356	519
Real estate-residential mortgage	39,204	47,512	5,821	40,114	484
Installment	415	815	104	399	3

Total	$180,187	$267,497	$25,053	$185,911	$1,374

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial & Industrial	$29,281	$36,244	$—	$30,249	$1,491
Construction
1-4 family residential construction	3,774	5,146	—	3,890	—
Commercial construction	34,441	73,369	—	35,229	187
Real estate
Commercial Mortgage
Owner occupied	17,663	21,225	—	18,213	380
Non-owner occupied	11,312	24,170	—	11,716	305
Residential Mortgage
Secured by 1-4 family, 1st lien	13,705	15,524	—	14,238	131
Secured by 1-4 family, junior lien	4,580	6,828	—	4,709	3
Installment	242	627	—	250	—

	$114,998	$183,133	$—	$118,494	$2,497

With an allowance recorded:
Commercial & Industrial	$10,233	$10,647	$6,160	$10,475	$34
Construction
1-4 family residential construction	6,454	6,504	2,387	6,722	237
Commercial construction	27,384	60,330	7,250	28,833	168
Real estate
Commercial Mortgage
Owner occupied	27,441	27,503	3,641	27,679	824
Non-owner occupied	4,393	6,008	845	4,432	—
Residential Mortgage
Secured by 1-4 family, 1st lien	18,617	19,061	4,225	18,756	767
Secured by 1-4 family, junior lien	2,063	2,171	1,157	2,150	10
Installment	50	49	38	54	—

	$96,635	$132,273	$25,703	$99,101	$2,040

Total:
Commercial & Industrial	$39,514	$46,891	$6,160	$40,724	$1,525
Construction	72,053	145,349	9,637	74,674	592
Real estate-commercial mortgage	60,809	78,906	4,486	62,040	1,509
Real estate-residential mortgage	38,965	43,584	5,382	39,853	911
Installment	292	676	38	304	—

Total	$211,633	$315,406	$25,703	$217,595	$4,537

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

Non-performing Assets

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and foreclosed real estate and repossessed assets. Total non-performing assets were $173.5 million or 8% of total assets at June 30, 2012 compared with $196.9 million or 9% of total assets at December 31, 2011. Non-performing assets (in thousands) were as follows.

	June 30, 2012	December 31, 2011

Loans 90 days past due and still accruing interest	$—	$84
Nonaccrual loans, including nonaccrual impaired loans	124,915	133,161
Foreclosed real estate and repossessed assets	48,578	63,613

Non-performing assets	$173,493	$196,858

Nonaccrual and Past Due Loans

The Company generally places loans on nonaccrual status when the collection of interest or principal becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever occurs first. When loans are placed on nonaccrual status, interest receivable is reversed against interest income recognized in the current period, and any prior year unpaid interest is charged off against the allowance for loan losses. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collection of principal or interest is no longer doubtful. A reconciliation of non-performing loans to impaired loans (in thousands) for the periods ended June 30, 2012 and December 31, 2011 is as follows.

	June 30, 2012	December 31, 2011

Loans 90 days past due and still accruing interest	$—	$84
Nonaccrual loans, including nonaccrual impaired loans	124,915	133,161

Total non-performing loans	124,915	133,245
TDRs on accrual	17,182	21,168
Impaired loans on accrual	38,090	57,220

Total impaired loans	$180,187	$211,633

Nonaccrual loans were $124.9 million at June 30, 2012 compared to $133.2 million at December 31, 2011. If income on nonaccrual loans had been recorded under original terms, $5.9 million of additional interest income would have been recorded for the six months ended June 30, 2012.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

Age Analysis of Past Due Loans

An age analysis of past due loans (in thousands) as of June 30, 2012 and December 31, 2011 is as follows.

June 30, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Accruing

Commercial & Industrial	$2,156	$537	$25,124	$27,817	$208,192	$236,009	$—
Construction
1-4 family residential construction	—	—	3,497	3,497	25,531	29,028	—
Commercial construction	145	156	38,332	38,633	190,111	228,744	—
Real estate
Commercial Mortgage
Owner occupied	1,115	575	23,587	25,277	288,256	313,533	—
Non-owner occupied	146	128	9,214	9,488	209,548	219,036	—
Residential Mortgage
Secured by 1-4 family, 1st lien	1,685	1,764	16,507	19,956	211,020	230,976	—
Secured by 1-4 family, junior lien	1,556	160	7,649	9,365	147,346	156,711	—
Installment	78	421	1,005	1,504	22,128	23,632	—
Deferred loan fees and related costs	—	—	—	—	(25)	(25)	—

Total	$6,881	$3,741	$124,915	$135,537	$1,302,107	$1,437,644	$—

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Accruing

Commercial & Industrial	$1,715	$2,179	$17,097	$20,991	$235,067	$256,058	$—
Construction
1-4 family residential construction	594	—	4,415	5,009	18,522	23,531	—
Commercial construction	2,490	2,069	54,593	59,152	202,301	261,453	—
Real estate
Commercial Mortgage
Owner occupied	1,145	861	23,250	25,256	280,745	306,001	—
Non-owner occupied	3,647	193	9,076	12,916	203,135	216,051	—
Residential Mortgage
Secured by 1-4 family, 1st lien	8,979	1,698	18,185	28,862	222,148	251,010	—
Secured by 1-4 family, junior lien	1,069	228	6,337	7,634	156,313	163,947	—
Installment	78	56	292	426	26,099	26,525	84
Deferred loan fees and related costs	—	—	—	—	157	157	—

Total	$19,717	$7,284	$133,245	$160,246	$1,344,487	$1,504,733	$84

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

Credit Quality

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

The internal rating system is a series of grades reflecting management’s risk assessment, based on its analysis of the borrower’s financial condition. The “pass” category consists of a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the “pass” category is monitored for early identification of credit deterioration. The “special mention” rating is attached to loans where the borrower exhibits material negative financial trends due to company specific or systematic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations and the borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. It is a transitional grade that is closely monitored for improvement or deterioration. The “substandard” rating is applied to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists. Loans are placed on “nonaccrual” when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. The following tables provide information (in thousands) on June 30, 2012 and December 31, 2011 about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator.

June 30, 2012	Pass	Special Mention	Substandard	Nonaccrual Loans	Total

Commercial & Industrial	$181,287	$20,327	$9,271	$25,124	$236,009
Construction
1-4 family residential construction	16,020	439	9,072	3,497	29,028
Commercial construction	109,029	36,190	45,193	38,332	228,744
Real estate
Commercial Mortgage
Owner occupied	207,431	48,591	33,924	23,587	313,533
Non-owner occupied	152,097	44,969	12,756	9,214	219,036
Residential Mortgage
Secured by 1-4 family, 1st lien	168,630	27,269	18,570	16,507	230,976
Secured by 1-4 family, junior lien	140,408	5,635	3,019	7,649	156,711
Installment	16,456	2,238	3,933	1,005	23,632
Deferred loan fees and related costs	(25)	—	—	—	(25)

Total	$991,333	$185,658	$135,738	$124,915	$1,437,644

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

December 31, 2011	Pass	Special Mention	Substandard	Nonaccrual Loans	Total

Commercial & Industrial	$177,347	$27,916	$33,698	$17,097	$256,058
Construction
1-4 family residential construction	9,483	482	9,151	4,415	23,531
Commercial construction	119,885	53,660	33,315	54,593	261,453
Real estate
Commercial Mortgage
Owner occupied	203,974	44,669	34,108	23,250	306,001
Non-owner occupied	152,829	41,636	12,510	9,076	216,051
Residential Mortgage
Secured by 1-4 family, 1st lien	183,243	30,424	19,158	18,185	251,010
Secured by 1-4 family, junior lien	145,495	4,695	7,420	6,337	163,947
Installment	17,913	3,881	4,523	208	26,525
Deferred loan fees and related costs	157	—	—	—	157

Total	$1,010,326	$207,363	$153,883	$133,161	$1,504,733

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

As of June 30, 2012 and December 31, 2011, loans classified as TDRs were $39.6 million and $45.3 million, respectively. All of these were included in the impaired loan disclosure. Of this amount, $17.2 million was accruing and $22.4 million was non-accruing at June 30, 2012 and $21.1 million was accruing and $24.2 million was non-accruing at December 31, 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

The following table shows the loans (in thousands, except number of contracts) that were determined by management to be TDRs at June 30, 2012 and December 31, 2011.

	June 30, 2012
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial & Industrial	5	$339	$201
Construction
1-4 family residential construction	1	2,128	1,582
Commercial construction	18	17,298	10,648
Real estate
Commercial Mortgage
Owner occupied	14	13,648	13,105
Non-owner occupied	4	7,696	7,534
Residential Mortgage
Secured by 1-4 family, 1st lien	26	6,902	6,341
Secured by 1-4 family, junior lien	1	184	184
Installment	—	—	—

Total	69	$48,195	$39,595

	December 31, 2011
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial & Industrial	6	$360	$222
Construction
1-4 family residential construction	1	2,128	1,598
Commercial construction	18	23,079	13,551
Real estate
Commercial Mortgage
Owner occupied	14	15,235	15,193
Non-owner occupied	3	7,413	7,251
Residential Mortgage
Secured by 1-4 family, 1st lien	29	7,631	7,343
Secured by 1-4 family, junior lien	1	190	190
Installment	—	—	—

Total	72	$56,036	$45,348

TDRs in nonaccrual status are returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan. There were no nonaccrual TDRs that were returned to accrual status during the six months ended June 30, 2012 and $316 thousand were returned to accrual status during the year ended December 31, 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

NOTE G – FORECLOSED REAL ESTATE AND REPOSSESSED ASSETS

Foreclosed assets are presented net of an allowance for losses. An analysis of the allowance for losses (in thousands) on foreclosed assets as of and for the six months ended June 30, 2012 and 2011 is as follows.

	June 30, 2012	June 30, 2011

Balance at beginning of year	$20,022	$9,533
Provision for losses	4,568	4,639
Charge-offs	(8,718)	(2,568)

Balance at end of period	$15,872	$11,604

Expenses (in thousands) applicable to foreclosed real estate and repossessed assets for the six months ended June 30, 2012 and 2011 include the following.

	For the six months ended
	June 30, 2012	June 30, 2011

Losses on sale of foreclosed real estate	$3,344	$2,130
Provision for losses	4,568	4,639
Operating expenses	1,107	1,864

Total	$9,019	$8,633

NOTE H – BUSINESS SEGMENT REPORTING

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). Segment profit and loss is measured by net income prior to corporate overhead allocation. Intersegment transactions are recorded at cost and eliminated as part of the consolidation process. Because of the interrelationships between the segments, the information is not indicative of how the segments would perform if they operated as independent entities. The following tables show certain financial information (in thousands) as of and for the periods ended June 30, 2012, December 31, 2011, and June 30, 2011 for each segment and in total.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

	Total	Elimination	BOHR	Shore	Mortgage	Other

Total Assets at June 30, 2012	$2,070,945	$(263,680)	$1,780,214	$307,111	$54,395	$192,905

Total Assets at December 31, 2011	$2,166,860	$(258,739)	$1,912,912	$277,267	$68,117	$167,303

Three Months Ended June 30, 2012	Total	Elimination	BOHR	Shore	Mortgage	Other

Net interest income (loss)	$16,197	$—	$13,832	$2,717	$116	$(468)
Provision for loan losses	4,346	—	4,070	276	—	—

Net interest income (expense) after provision for loan losses	11,851	—	9,762	2,441	116	(468)
Noninterest income (loss)	1,993	(51)	(2,351)	249	3,855	291
Noninterest expense	18,767	(51)	14,054	1,982	2,453	329

Income (loss) before provision for income taxes	(4,923)	—	(6,643)	708	1,518	(506)
Provision for income taxes	—	—	—	—	—	—

Net income (loss)	(4,923)	—	(6,643)	708	1,518	(506)
Net income attributable to non-controlling interest	744	—	—	—	744	—

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$(5,667)	$—	$(6,643)	$708	$774	$(506)

Three Months Ended June 30, 2011	Total	Elimination	BOHR	Shore	Mortgage	Other

Net interest income (loss)	$18,235	$—	$16,626	$2,126	$43	$(560)
Provision for loan losses	14,740	—	14,100	640	—	—

Net interest income (expense) after provision for loan losses	3,495	—	2,526	1,486	43	(560)
Noninterest income (loss)	3,383	—	(430)	711	1,939	1,163
Noninterest expense	25,553	—	19,768	2,120	2,013	1,652

Income (loss) before provision for income taxes	(18,675)	—	(17,672)	77	(31)	(1,049)
Provision for income tax expense	—	—	—	—	—	—

Net income (loss)	(18,675)	—	(17,672)	77	(31)	(1,049)
Net income attributable to non-controlling interest	118	—	—	—	118	—

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$(18,793)	$—	$(17,672)	$77	$(149)	$(1,049)

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

Six Months Ended June 30, 2012	Total	Elimination	BOHR	Shore	Mortgage	Other

Net interest income (loss)	$32,898	$—	$28,163	$5,388	$282	$(935)
Provision for loan losses	11,648	—	11,520	128	—	—

Net interest income (expense) after provision for loan losses	21,250	—	16,643	5,260	282	(935)
Noninterest income (loss)	5,101	(125)	(2,585)	365	7,113	333
Noninterest expense	38,678	(125)	29,009	4,387	4,884	523

Income (loss) before provision for income taxes	(12,327)	—	(14,951)	1,238	2,511	(1,125)
Provision for income taxes	—	—	—	—	—	—

Net income (loss)	(12,327)	—	(14,951)	1,238	2,511	(1,125)
Net income attributable to non-controlling interest	1,245	—	—	—	1,245	—

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$(13,572)	$—	$(14,951)	$1,238	$1,266	$(1,125)

Six Months Ended June 30, 2011	Total	Elimination	BOHR	Shore	Mortgage	Other

Net interest income (loss)	$36,459	$—	$33,496	$3,969	$94	$(1,100)
Provision for loan losses	36,054	—	35,540	514	—	—

Net interest income (expense) after provision for loan losses	405	—	(2,044)	3,455	94	(1,100)
Noninterest income (loss)	5,508	—	(1,481)	1,413	3,189	2,387
Noninterest expense	56,195	—	43,888	4,745	4,358	3,204

Income (loss) before provision for income taxes	(50,282)	—	(47,413)	123	(1,075)	(1,917)
Provision for income tax expense	44	—	—	44	—	—

Net income (loss)	(50,326)	—	(47,413)	79	(1,075)	(1,917)
Net income attributable to non-controlling interest	135	—	—	—	135	—

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$(50,461)	$—	$(47,413)	$79	$(1,210)	$(1,917)

NOTE I – FAIR VALUE MEASUREMENTS

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

The fair values disclosed for demand deposits (for example, interest-bearing and noninterest-bearing demand and savings accounts) are, by definition, equal to the amount payable on demand at the reporting date (this is, their carrying values). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.

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

(i)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at June 30, 2012 and December 31, 2011, and as such, the related fair values have not been estimated.

The estimated fair value (in thousands) of the Company’s financial instruments at June 30, 2012 and December 31, 2011 were as follows.

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and due from banks	$13,360	$13,360	$18,241	$18,241
Interest-bearing deposits in other banks	744	744	1,295	1,295
Overnight funds sold and due from FRB	95,925	95,925	118,531	118,531
Investment securities available for sale	309,568	309,568	284,470	284,470
Loans held for sale	47,646	47,646	63,171	63,171
Loans, net	1,374,737	1,408,766	1,429,786	1,464,121
Interest receivable	5,760	5,760	6,329	6,329
Bank-owned life insurance	52,441	52,441	51,579	51,579

Liabilities:
Deposits	1,668,025	1,684,143	1,798,034	1,769,449
FHLB borrowings	195,500	195,481	195,941	196,038
Other borrowings	40,806	41,386	40,617	40,617
Interest payable	4,261	4,261	3,751	3,751

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

Recurring Basis

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities that were elected as well as for certain assets and liabilities in which fair value is the primary basis of accounting. The following tables reflect the fair value (in thousands) of assets measured and recognized at fair value on a recurring basis in the consolidated balance sheets at June 30, 2012 and December 31, 2011.

		Fair Value Measurements at
		June 30, 2012 Using
Description	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities available for sale:
U.S. agency securities	$36,305	$—	$36,305	$—
Mortgage-backed securities	269,335	—	269,335	—
State and municipal securities	618	—	618	—
Corporate bonds	2,821	—	2,821	—
Equity securities	489	255	—	234

Total investment securities available for sale	309,568	255	309,079	234

Derivative loan commitments	1,122	—	—	1,122
		Fair Value Measurements at
		December 31, 2011 Using
Description	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Investment securities available for sale:
U.S. agency securities	$49,920	$—	$49,920	$—
Mortgage-backed securities	229,936	—	229,936	—
State and municipal securities	608	—	608	—
Corporate bonds	2,696	—	2,696	—
Equity securities	1,310	200	—	1,110

Total investment securities available for sale	284,470	200	283,160	1,110

Derivative loan commitments	549	—	—	549

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

The following table shows a reconciliation of fair value (in thousands) by level and category for the six months ended June 30, 2012.

	Activity in Fair Value Measurements Six Months Ended June 30, 2012
	Investment Securities Available for Sale			Derivative Loan Commitments	Loans Held for Sale
Description	Level 1	Level 2	Level 3	Level 3	Level 2

Balance, December 31, 2011	$200	$283,160	$1,110	$549	$63,171
Unrealized gains (losses) included in:
Earnings	—	41	220	—	—
Other comprehensive income	55	1,532	—	—	—
Purchases	—	89,180	—	—	257,114
Sales	—	(18,066)	(1,096)	—	(272,639)
Issuances	—	—	—	—	—
Settlements	—	(46,768)	—	573	—
Transfers in	—	—	—	—	—
Transfers out	—	—	—	—	—

Balance, June 30, 2012	$255	$309,079	$234	$1,122	$47,646

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

Derivative Loan Commitments. The Company enters into commitments to originate mortgage loans whereby the interest rate is fixed prior to funding. These commitments, in which the Company intends to sell in the secondary market, are considered freestanding derivatives. These are carried at fair value and are included in other assets at June 30, 2012 and December 31, 2011.

Non-recurring Basis

Certain assets, specifically collateral dependent impaired loans, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The adjustments are based on appraisals of underlying collateral or other observable market prices when current appraisals or observable market prices are available. Where we do not have a current appraisal, an existing appraisal or other valuation would be utilized after discounting it to reflect current market conditions, and, as such, may include significant management assumptions and input with respect to the determination of fair value.

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

were also based upon management’s knowledge of market conditions and prices of sales of foreclosed real estate. In addition, matrix value adjustments may be made by our independent appraisal group to reflect property value trends within specific markets as well as actual sales data from market transactions and/or foreclosed real estate sales. In the case where an appraisal is greater than two years old for collateral dependent impaired loans and foreclosed real estate, it is the Company’s policy to classify these as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2. The average age of appraisals for Level 3 valuations of collateral dependent loans was 3.89 years as of June 30, 2012. Management periodically reviews the discounts in the matrix as compared to valuations from updated appraisals and modifies the discounts accordingly should updated appraisals reflect valuations significantly different than those derived utilizing the matrix. To date, management believes the appraisal discount matrix has resulted in appropriate adjustments to existing appraisals thereby providing management with reasonable valuations for the collateral underlying the loan portfolio, however, while appraisals are indicators of fair value, the amount realized upon sale of these assets could be significantly different. The following tables represent the carrying amount (in thousands) for impaired loans at June 30, 2012 and December 31, 2011.

	Assets	Fair Value Measurements at
	Measured at	June 30, 2012 Using
Description	Fair Value	Level 1	Level 2	Level 3

Impaired loans	$116,151	$—	$97,476	$18,675

	Assets	Fair Value Measurements at
	Measured at	December 31, 2011 Using
Description	Fair Value	Level 1	Level 2	Level 3

Impaired loans	$123,806	$—	$107,659	$16,147

Our nonfinancial assets that are recognized or disclosed at fair value on a nonrecurring basis relate to foreclosed real estate and repossessed assets. The amounts below represent the carrying values (in thousands) for our foreclosed real estate and repossessed assets at June 30, 2012 and December 31, 2012.

	Assets	Fair Value Measurements at
	Measured at	June 30, 2012 Using
Description	Fair Value	Level 1	Level 2	Level 3

Foreclosed real estate and repossessed assets	$48,578	$—	$48,307	$271

	Assets	Fair Value Measurements at
	Measured at	December 31, 2011 Using
Description	Fair Value	Level 1	Level 2	Level 3

Foreclosed real estate and repossessed assets	$63,613	$—	$63,613	$—

The following describes the valuation techniques used to measure fair value for our nonfinancial assets classified as nonrecurring.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Notes to Consolidated Financial Statements

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

NOTE J – CONTINGENCIES

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

NOTE K – SUBSEQUENT EVENT

On July 23, 2012, the Company filed a registration statement on Form S-1 to commence the Rights Offering of its planned Capital Raise.

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

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments, or results, you should carefully review the risk factors summarized below and the more detailed discussion in the “Risk Factors” section in our 2011 Form 10-K. Our risks include, without limitation, the following:

•

We incurred significant losses in 2009, 2010, 2011, and in the first six months of 2012, although at a lower level than in the previous years. While we expect to return to profitability in 2013, we can make no assurances to that effect;

•

Our capital needs could dilute your investment or otherwise affect your rights as a shareholder. If we do not generate the desired level of capital from our Rights Offering and the Standby Purchase, we may try to raise additional capital and can give no assurance as to what the cost of that capital may be;

•	As a result of our intended issuance of additional shares of Common Stock in the Capital Raise, your investment could be subject to substantial dilution;

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

•	An inability to maintain our regulatory capital position could adversely affect our operations;

•	We may be subject to prompt corrective action by our regulators if our total risk-based capital ratio declines below 8%;

•

We have entered into a Written Agreement with the FRB and the Bureau of Financial Institutions that subjects us to significant restrictions and requires us to designate a significant amount of our resources to complying with the agreement. The Written Agreement may have a material adverse effect on our operations and the value of our securities;

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

•	Insurance assessments from the Federal Deposit Insurance Corporation (the “FDIC”) could increase from our prior inability to maintain a “well-capitalized” status, which will further decrease earnings;

•	Our commercial real estate and equity line lending may expose us to a greater risk of loss and hurt our earnings and profitability;

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

•	A significant amount of our loan portfolio contains loans used to finance construction and land development, and these types of loans subject our loan portfolio to a higher degree of credit risk;

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

Overview

Throughout the first six months of 2012, economic conditions in the markets in which our borrowers operate remained depressed; however, the levels of loan delinquencies and rates of default began to improve. The Company reported a net loss for the six month period ended June 30, 2012, primarily resulting from additions to our provision for loan losses, the impact of nonaccrual loans on interest income, losses on foreclosed real estate and repossessed assets, and other expenses related to the resolution of problem loans. In light of past performance and the current economic environment, additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, while we expect that slowly improving economic conditions will reduce the rate of additional provisions for loan losses and impairments of foreclosed real estate, we may continue to incur significant credit costs, which may continue to adversely impact our financial condition and results of operations throughout 2012. As of June 30, 2012, the Company exceeded the regulatory capital minimums, BOHR and Shore were considered “well capitalized” under the risk-based capital standards.

Our primary source of revenue is net interest income earned by our bank subsidiaries. Net interest income represents interest and fees earned from lending and investment activities less the interest paid on deposits and borrowings. Net interest income may be impacted by variations in the volume and mix of interest-earning assets and interest-bearing liabilities, changes in the yields earned and the rates paid, level of non-performing assets, and the level of noninterest-bearing liabilities available to support earning assets. Our net interest income during the first six months of 2012 was negatively impacted by the level of non-performing assets. In addition to net interest income, noninterest income is another important source of revenue. Noninterest income is derived primarily from service charges on deposits and fees earned from bank services. Fees earned from investment and mortgage activities also represent a significant component of noninterest income. In addition, gains and losses on the sale or impairment of our foreclosed real estate and repossessed assets are recognized in noninterest income. Other factors that impact net loss attributable to Hampton Roads Bankshares, Inc. are the provision for loan losses, noninterest expense, and the provision for income taxes, if applicable.

The following is a summary of our financial condition as of June 30, 2012 and our financial performance for the three and six month periods then ended.

•

Assets were $2.1 billion. Total assets decreased by $95.9 million or 4% from December 31, 2011. The decrease in assets was primarily associated with a $67.1 million or 4% decrease in gross loans, a $15.5 million or 25% decrease in loans held for sale, and a $22.6 million or 19% decrease in overnight funds sold and due from FRB partially offset by a $25.1 million or 9% increase in investment securities available for sale and a $12.0 million or 16% decrease in allowance for loan losses.

•

Investment securities available for sale increased $25.1 million to $309.6 million during the first six months of 2012. The increase was primarily a result of purchases of U.S. agency and mortgage-backed securities.

•

Gross loans decreased by $67.1 million or 4% during the six months ended June 30, 2012. The decrease in gross loans was attributed to charge-offs of nonperforming loans as well as pay downs and maturities of loans that exceeded new loans originated.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

•

Allowance for loan losses at June 30, 2012 decreased $12.0 million to $62.9 million from $74.9 million at December 31, 2011 as net charge-offs, primarily on credits with specific reserves, exceeded additional provisions for loan losses. Both the absolute and relative levels of non-performing loans, particularly newly identified problem credits, decreased during the six months ended June 30, 2012.

•

Deposits decreased $130.0 million or 7% from December 31, 2011 as a result of decreases of $94.1 million in time deposits under $100 thousand and $40.9 million in time deposits over $100 thousand. Declines in deposits resulted from the Company’s strategy of reducing interest rates in an effort to improve earnings, increasing net interest margin, and reducing excess liquidity.

•

Net loss attributable to Hampton Roads Bankshares, Inc. for the three and six months ended June 30, 2012 was $5.7 million or $0.15 per common diluted share and $13.6 million or $0.38 per common diluted share, respectively, as compared with net loss attributable to Hampton Roads Bankshares, Inc. of $18.8 million or $0.56 per common diluted share and $50.5 million or $1.51 per common diluted share for the three and six months, respectively, ended June 30, 2011. The net loss for the six months ended June 30, 2012 was primarily attributable to provision for loan losses expense of $11.6 million, the impact of nonaccrual loans on interest income, and losses on foreclosed real estate and repossessed assets of $7.9 million.

•

Net interest income decreased $2.0 million and $3.6 million for the three and six months, respectively, ended June 30, 2012 as compared to the same period in 2011. The decrease was due primarily to the decreases in interest-earning assets during those time periods, partially offset by a decline in our funding costs.

•

Provision for loan losses for the three and six months, respectively, ended June 30, 2012 was $4.3 million and $11.6 million, a 71% and 68% decrease over the comparable periods in 2011. The decrease was due to a reduction in newly identified problem loans and continuing declines in loans outstanding.

•

Noninterest income for the three and six months, respectively, ended June 30, 2012 was $2.0 million and $5.1 million, a 41% and 7% decrease over the comparative periods in 2011. This was largely due to increases in losses on foreclosed real estate and repossessed assets and the loss of insurance revenue resulting from the sale of our insurance subsidiary in August 2011 partially offset by an increase in mortgage banking revenue.

•

Noninterest expense was $18.8 million and $38.7 million for the three and six months, respectively, ended June 30, 2012, which was a decrease of 27% and 31% over the comparable periods for 2011, as a result of cost saving initiatives throughout the operations of the Company but primarily due to a one-time adjustment to our FDIC insurance expense that affected the first quarter of 2011 and a decrease in salaries and employee benefits.

•

Our effective tax rate was 0% for the six months ended June 30, 2012 compared to (0.09)% for the comparable period in 2011. These rates differ from the statutory rate due to the valuation allowance against the Company’s deferred tax assets.

During 2011 and the first six months of 2012, we have been focused on reducing operating expenses. As part of these efforts, we have sold or consolidated 14 branches since December 31, 2010, reducing our branch total to 44 at June 30, 2012.

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

Material Trends and Uncertainties

Currently, the U.S. economy appears to be slowly recovering from one of its longest and most severe economic recessions in recent history. It is not clear at this time how quickly the economy will recover. In addition, the U.S. housing market continues to struggle with excess inventory (both completed houses and available lots) and the effects of home price depreciation.

We experienced a significant deterioration in credit quality throughout 2009 and 2010. Problem loans and non-performing assets rose and led to significant increases to the allowance for loan losses. During 2011 the Company had a significant reduction in newly identified problem loans and continued declines in loans outstanding due to pay downs and charge offs, and, as a result, we decreased the provision for loan losses significantly. This trend continued into the first six months of 2012, and the Company decreased its provision for loan losses by $24.4 million during the first half of 2012 compared to the same period in 2011. In light of continued economic weakness, previously current borrowers have and may continue to default and real estate values have and may continue to decline; therefore, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant credit costs throughout the remainder of 2012, which would continue to adversely impact our financial condition, our results of operations, and the value of our Common Stock.

While we expect continued improvements in general economic conditions and our results of operations throughout 2012, we still expect a net loss for the year ended 2012 although a smaller loss than in previous years. We do not expect to return to profitability on an annual basis until 2013.

Impaired loans have decreased by $31.4 million since December 31, 2011. At June 30, 2012, the Company had $180.2 million in impaired loans and at December 31, 2011, we had $211.6 million. The majority of the decrease is from a $12.8 million decrease in impaired commercial and industrial loans and a $15.3 million decrease in impaired construction loans.

Our net interest income declined during the first six months of 2012 compared to the same time period in 2011 as a result of a decline in the levels of performing assets and the related reduction of interest income, partially offset by declines in our funding costs. Our net interest margin increased to 3.64% for the six months ended June 30, 2012 compared to 3.08% for the six months ended June 30, 2011.

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

On June 27, 2012, the Company announced that it had closed the $50.0 million Private Placement. The Company issued an aggregate 71,429,448 common shares at a price of $0.70 per share to the Investors pursuant to the terms of the Standby Purchase Agreement between the Investors and the Company. The Company plans to raise an additional $30.0 million to $45.0 million in capital by issuing common shares in the Rights Offering that it anticipates will settle during the third quarter of 2012. On July 23, 2012, the Company filed a registration statement on Form S-1 covering the 64,285,715 shares offered in the Rights Offering.

The Company was removed from the Russell 3000 Index and the Russell Global Index as of June 22, 2012. The Russell 3000 Index measures the performance of the largest 3,000 U.S. companies representing approximately 98% of the investable U.S. equity market. The Russell Global Index measures the performance of the global equity market based on all investable equity securities. The Russell Global Index includes approximately 10,000 securities in 48 countries and covers 98% of the investable global market.

For further discussion of the material trends and uncertainties that may affect our results and financial condition, refer to the risk factors contained in this report.

ANALYSIS OF RESULTS OF OPERATIONS

Overview. Our net loss attributable to Hampton Roads Bankshares, Inc. for the three and six months ended June 30, 2012 was $5.7 million and $13.6 million, respectively, as compared with a net loss attributable to Hampton Roads Bankshares, Inc. of $18.8 million and $50.5 million for the three and six months, respectively, ended June 30, 2011. The net loss attributable to Hampton Roads Bankshares, Inc. for the six months ended June 30, 2012 was driven primarily by provision for loan losses expense of $11.6 million necessary to maintain the allowance for loan losses at a level adequate to cover expected losses inherent in the loan portfolio, the impact of nonaccrual loans on interest income, and $7.9 million in losses on foreclosed real estate and repossessed assets. Diluted loss per common share for the six months ended June 30, 2012 was $0.38, an improvement of $1.13 over the diluted loss per common share of $1.51 for the six months ended June 30, 2011.

Net Interest Income. Net interest income, a major component of our earnings, is the difference between the income generated by interest-earning assets reduced by the cost of interest-bearing liabilities. Net interest margin, which is calculated by expressing annualized net interest income as a percentage of average interest-earning assets, is an indicator of effectiveness in generating income from earning assets. Net interest income and net interest margin may be significantly impacted by the market interest rates (rate) and the mix and volume of interest-earning assets and interest-bearing liabilities (volume), changes in the yields earned and rates paid, and the level of noninterest-bearing liabilities available to support interest-earning assets. Our management team strives to maximize net interest income through prudent balance sheet administration, maintaining appropriate risk levels as determined by our Asset / Liability Committee and the Board of Directors. Net interest income for the six months ended June 30,

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

2012 was $32.9 million, a decrease of $3.6 million from the six months ended June 30, 2011. The decrease in net interest income was primarily the result of a decrease of $9.8 million in interest income from loans partially offset by the decrease in interest expense on deposits of $6.0 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Net interest income for the three months ended June 30, 2012 was $16.2 million, a decrease of $2.0 million from the three months ended June 30, 2011. The decrease in net interest income was primarily the result of a decrease of $4.8 million in interest income from loans partially offset by the decrease in interest expense on deposits of $2.8 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Our net interest margin increased to 3.66% for the three months ended June 30, 2012 from 3.20% during the three months ended June 30, 2011. The increase in net interest margin from prior periods is due primarily to an overall reduction in the cost of funds and a change in the mix of interest-earning assets towards loans and investments.

Our interest-earning assets consist of loans, investment securities, overnight funds sold and due from FRB, and interest-bearing deposits in other banks. Interest income on loans, including fees, decreased $4.8 million and $9.8 million to $18.6 million and $38.1 million for the three and six months, respectively, ended June 30, 2012 compared to the same periods during 2011. This decrease was predominantly a result of a $305.1 million decrease in average loan balance (excluding average nonaccrual loans) as well as the 18-basis point decrease in average yield during the six months ended June 30, 2012 compared to the same time period during 2011. Interest income on investment securities decreased $681 thousand and $1.1 million to $2.0 million and $4.0 million for the three and six months, respectively, ended June 30, 2012 compared to the same periods during 2011. This decrease was due to a $49.1 million decrease in average investment securities as well as a 27-basis point decrease in average yield during the six months ended June 30, 2012 compared to the same time period during 2011. Interest income on overnight funds sold and due from FRB decreased $120 thousand and $268 thousand for the three and six months, respectively, ended June 30, 2012 compared to the same periods during 2011. The decrease for the six months ended June 30, 2012 was largely due to the $216.6 million decrease in average overnight funds sold and due from FRB and a 1-basis point decrease in the average interest yield on overnight funds sold and due from FRB.

Our interest-bearing liabilities consist of deposit accounts and borrowings. Interest expense on deposits decreased $2.8 million and $6.0 million to $3.3 million and $7.0 million for the three and six months, respectively, ended June 30, 2012 compared to the same periods during 2011. This decrease resulted from a $507.1 million decrease in average interest-bearing deposits and a 36-basis point decrease in the average interest rate paid on interest-bearing deposits for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. A reduction in the average rate paid on interest-bearing demand deposits to 0.37% and 0.36% for the first three and six months, respectively, of 2012 from 0.64% and 0.67% for the first three and six months, respectively, of 2011 as well as the reduction of the average rate paid on time deposits to 1.24% and 1.29% for the first three and six months, respectively, of 2012 from 1.59% and 1.64% for the first three and six months, respectively, of 2011 contributed significantly toward the decrease in overall deposit rates. Our average rate on savings deposits decreased from 0.20% and 0.23% during the three and six months, respectively, ended June 30, 2011 to 0.13% and 0.14% during the three and six months, respectively, ended June 30, 2012. Interest expense on borrowings, which consisted of FHLB borrowings and other borrowings, decreased $814 thousand and $1.7 million to $1.2 million and $2.4 million for the three and six months, respectively, ended June 30, 2012 compared to the same periods during 2011. The 113-basis point decrease in the six month average interest rate paid on borrowings and the $22.7 million decrease in the six month average borrowings produced this result. To promote liquidity and enhance current earnings by way of reduction in interest expense, and after a review of the Company’s current level of assumed interest rate risk, during the third quarter of 2011, the Company modified certain advances with the FHLB. A majority of the Company’s existing fixed-rate advances were restructured as floating rate obligations at a fixed spread to three month LIBOR with maturities ranging from 2.75 to 4 years.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The table below represents the average interest-earning assets and average interest-bearing liabilities (in thousands), the average yields earned on such assets and rates paid on such liabilities, the net interest margin, and the variance in interest income and expense caused by differences in average balances and rates for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011			2012 Compared to 2011
	Average	Interest Income/	Average Yield/	Average	Interest Income/	Average Yield/	Interest Income/ Expense	Variance Attributable to
	Balance	Expense	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Interest-earning assets
Loans	$1,347,433	$18,601	5.54%	$1,606,211	$23,414	5.85%	$(4,813)	$(1,191)	$(3,622)
Investment securities	328,361	1,998	2.44%	365,839	2,679	2.94%	(681)	(425)	(256)
Overnight funds sold and due from FRB	104,283	69	0.27%	303,626	189	0.25%	(120)	95	(215)
Interest-bearing deposits in other banks	1,208	1	0.21%	7,380	1	0.02%	—	2	(2)

Total interest-earning assets	1,781,285	20,669	4.65%	2,283,056	26,283	4.62%	(5,614)	(1,519)	(4,095)
Noninterest-earning assets	305,650			341,754

Total assets	$2,086,935			$2,624,810

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$531,663	$489	0.37%	$626,300	$1,000	0.64%	$(511)	$(376)	$(135)
Savings deposits	62,945	21	0.13%	66,836	34	0.20%	(13)	(11)	(2)
Time deposits	899,757	2,777	1.24%	1,263,688	5,015	1.59%	(2,238)	(969)	(1,269)

Total interest-bearing deposits	1,494,365	3,287	0.88%	1,956,824	6,049	1.24%	(2,762)	(1,356)	(1,406)
Borrowings	236,352	1,185	2.01%	255,350	1,999	3.14%	(814)	(674)	(140)

Total interest-bearing liabilities	1,730,717	4,472	1.04%	2,212,174	8,048	1.46%	(3,576)	(2,030)	(1,546)
Noninterest-bearing liabilities
Demand deposits	230,443			232,598
Other liabilities	19,216			23,200

Total noninterest-bearing liabilities	249,659			255,798

Total liabilities	1,980,376			2,467,972
Shareholders’ equity	106,559			156,838

Total liabilities and shareholders’ equity	$2,086,935			$2,624,810

Net interest income		$16,197			$18,235

Net interest spread			3.61%			3.16%
Net interest margin			3.66%			3.20%

Note: Interest income from loans included fees of $257 thousand at June 30, 2012 and $165 thousand at June 30, 2011. Average nonaccrual loans of $135.0 million and $179.7 million are excluded from average loans at June 30, 2012 and 2011, respectively. The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute amount of change in each.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011			2012 Compared to 2011
	Average	Interest Income/	Average Yield/	Average	Interest Income/	Average Yield/	Interest Income/ Expense	Variance Attributable to
	Balance	Expense	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Interest-earning assets
Loans	$1,371,290	$38,122	5.59%	$1,676,411	$47,953	5.77%	$(9,831)	$(1,438)	$(8,393)
Investment securities	317,108	4,006	2.54%	366,189	5,097	2.81%	(1,091)	(456)	(635)
Overnight funds sold and due from FRB	127,485	146	0.23%	344,072	414	0.24%	(268)	(17)	(251)
Interest-bearing deposits in other banks	1,073	1	0.17%	2,066	2	0.17%	(1)	—	(1)

Total interest-earning assets	1,816,956	42,275	4.68%	2,388,738	53,466	4.51%	(11,191)	(1,911)	(9,280)
Noninterest-earning assets	306,080			328,509

Total assets	$2,123,036			$2,717,247

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$531,801	$950	0.36%	$655,309	$2,165	0.67%	$(1,215)	$(863)	$(352)
Savings deposits	62,465	42	0.14%	66,624	76	0.23%	(34)	(29)	(5)
Time deposits	937,024	6,000	1.29%	1,316,449	10,706	1.64%	(4,706)	(2,002)	(2,704)

Total interest-bearing deposits	1,531,290	6,992	0.92%	2,038,382	12,947	1.28%	(5,955)	(2,894)	(3,061)
Borrowings	236,438	2,385	2.03%	259,100	4,060	3.16%	(1,675)	(1,346)	(329)

Total interest-bearing liabilities	1,767,728	9,377	1.07%	2,297,482	17,007	1.49%	(7,630)	(4,240)	(3,390)
Noninterest-bearing liabilities
Demand deposits	226,711			226,622
Other liabilities	19,199			22,964

Total noninterest-bearing liabilities	245,910			249,586

Total liabilities	2,013,638			2,547,068
Shareholders’ equity	109,398			170,179

Total liabilities and shareholders’ equity	$2,123,036			$2,717,247

Net interest income		$32,898			$36,459

Net interest spread			3.61%			3.02%
Net interest margin			3.64%			3.08%

Note: Interest income from loans included fees of $508 thousand at June 30, 2012 and $319 thousand at June 30, 2011. Average nonaccrual loans of $134.5 million and $179.7 million are excluded from average loans at June 30, 2012 and 2011, respectively. The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute amount of change in each.

Noninterest Income. For the quarter ended June 30, 2012, total noninterest income was $2.0 million, a decrease of $1.4 million or 41% as compared to the second quarter of 2011. For the six months ended June 30, 2012, we reported total noninterest income of $5.1 million, a $407 thousand or 7% decrease over the same period in 2011. Noninterest income comprised 13% of total revenue for the first half of 2012 and 13% for comparative 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following table provides a summary of noninterest income (in thousands) for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Service charges on deposit accounts	$1,264	$1,529	$2,607	$2,975
Mortgage banking revenue	3,855	1,939	7,113	3,189
Gain on sale of investment securities	274	192	261	192
Loss on sale of premises and equipment	(47)	(42)	(47)	(42)
Losses on foreclosed real estate and repossessed assets	(4,947)	(3,087)	(7,912)	(6,769)
Other-than-temporary impairment of securities	—	(91)	—	(91)
Insurance revenue	—	1,108	—	2,261
Brokerage revenue	52	66	114	136
Income from bank-owned life insurance	463	437	862	918
Visa check card income	659	593	1,158	1,123
ATM surcharge and network fees	110	214	327	413
Rental income	76	117	189	346
Other	234	408	429	857

Total noninterest income	$1,993	$3,383	$5,101	$5,508

Service charges on deposit accounts decreased $265 thousand and $368 thousand to $1.3 million and $2.6 million for the three and six months, respectively, ended June 30, 2012 compared to the same periods in 2011 due to reduced overdraft activity. Mortgage banking revenue increased to $3.9 million and $7.1 million in the three and six month periods, respectively, ended June 30, 2012 compared to $1.9 million and $3.2 million in the prior year periods due to increased origination activity. The deteriorating economy and continued declines in certain real estate values caused losses on foreclosed real estate and repossessed assets of $4.9 million and $7.9 million during the three and six months ended June 30, 2012. During the same periods in 2011, losses on foreclosed real estate and repossessed assets were $3.1 million and $6.8 million. In August 2011 we sold our insurance subsidiary and, accordingly, recorded no insurance revenue for the three and six month periods ended June 30, 2012; we recorded $1.1 million and $2.3 million of insurance revenue for the three and six month periods ended June 30, 2011. Additionally, we had revenue from our brokerage subsidiary of $52 thousand and $114 thousand for the three and six months, respectively, ended June 30, 2012 compared to $66 thousand and $136 thousand for comparative 2011.

Noninterest Expense. Noninterest expense represents our operating and overhead expenses. Total noninterest expense decreased $6.8 million and $17.5 million or 27% and 31% for the three and six months, respectively, ended June 30, 2012 compared to the three and six months, respectively, ended June 30, 2011. This decrease was partially attributed to a $4.8 million decrease in salaries and employee benefits and a $6.2 million decrease in FDIC insurance during the first six months of 2012. The efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income excluding securities gains was 105% and 102% for the first three and six months of 2012 compared to 119% and 135% for the first three and six months, respectively, of 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following table provides a summary of total noninterest expense (in thousands) for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Salaries and employee benefits	$9,144	$11,257	$18,856	$23,612
Occupancy	1,808	2,936	3,555	5,262
Professional and consultant fees	1,747	2,586	3,338	4,771
FDIC insurance	1,174	1,856	2,401	8,565
Data processing	930	1,199	2,016	2,206
Problem loan and repossessed asset costs	623	1,136	1,516	2,552
Equipment	729	843	1,434	1,649
Other	2,612	3,740	5,562	7,578

Total noninterest expense	$18,767	$25,553	$38,678	$56,195

Salaries and employee benefits expense in the three and six months, respectively, ended June 30, 2012 decreased $2.1 million and $4.8 million to $9.1 million and $18.9 million compared to the same periods in 2011 as a direct result of a reduction in personnel. Occupancy expense decreased $1.1 million and $1.7 million for the first three and six months of 2012 compared to the same periods in 2011 due to the closure of select branches during 2011. Professional and consultant fees were $1.7 million and $3.3 million for the three and six months, respectively, ended June 30, 2012 compared to $2.6 million and $4.8 million for comparative 2011; these fees decreased primarily due to lower legal fees associated with loan collection activities and a reduction in the Company’s use of third party consultants. FDIC insurance was $1.2 million and $2.4 million for the three and six months, respectively, ended June 30, 2012 as compared with $1.9 million and $8.6 million for the same period in 2011; the first quarter of 2011 included a one-time adjustment to FDIC insurance assessment expense of $5.4 million. Data processing expense decreased $269 thousand and $190 thousand for the three and six months ended June 30, 2012 over the $1.2 million and $2.2 million for the three and six months ended June 30, 2011 due to renegotiations on certain data processing contracts. Problem loan and repossessed asset costs decreased $513 thousand and $1.0 million to $623 thousand and $1.5 million for the three and six months, respectively, ended June 30, 2012 compared to the same periods during 2011 due to the shrinking portfolio of foreclosed assets. For the three and six months, respectively, ended June 30, 2012, equipment expense was $729 thousand and $1.4 million compared to $843 thousand and $1.6 million for the same periods in 2011.

Income Tax Provision. The Company had no income tax expense for the first six months of 2012 compared to an income tax expense of $44 thousand for comparative period 2011. Management assesses the realizability of the deferred tax asset on a quarterly basis, considering both positive and negative evidence in determining whether it is more likely than not that some portion or all of the net deferred tax asset including its net operating loss carryforward would not be realized. A valuation allowance for the entire net deferred tax asset has been established. Section 382 limitations related to the Company’s recapitalization during the quarter ended September 30, 2010 add further uncertainty as to the realizability of the deferred tax assets in future periods.

ANALYSIS OF FINANCIAL CONDITION

Total assets at June 30, 2012 were $2.1 billion, a decrease of $95.9 million or 4% over December 31, 2011 total assets. This decrease was primarily associated with a $67.1 million decrease in gross loans, a decrease of $15.5 million in loans held for sale and a $22.6 million decrease in overnight funds sold and due from FRB, partially offset by a $25.1 million increase in investment securities available for sale and a $12.0 million or 16% decrease in allowance for loan losses.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB. Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity. Cash and cash equivalents as of June 30, 2012 were $110.0 million compared to $138.1 million at December 31, 2011 and consisted mainly of deposits with the FRB.

Because the Company had raised significant deposits in prior years and loan demand has been weak, it is in a highly liquid position. The Company does not expect to continue to retain an equally high level of cash on hand in the future as loan origination activity picks up and deposit sales are completed.

Securities. Our investment portfolio at June 30, 2012 consisted primarily of available-for-sale U.S. agency and mortgage-backed securities. Our available-for-sale securities are reported at estimated fair value. They are used primarily for liquidity, earnings, and asset/liability management purposes and are reviewed quarterly for possible impairment. At June 30, 2012, the estimated fair value of our available-for-sale investment securities was $309.6 million, an increase of $25.1 million or 9% from $284.5 million at December 31, 2011. The increase was primarily the result of an increase in purchases of U.S. agency and mortgage-backed securities.

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

Our loan portfolio decreased $67.1 million or 4% to $1.4 billion as of June 30, 2012. Commercial and industrial loans decreased 8% to $236.0 million at June 30, 2012 compared with $256.1 million at December 31, 2011. Construction loans decreased 10% to $257.8 million at June 30, 2012 as compared to $285.0 million at December 31, 2011, thus lowering the concentration of construction loans to 18% of the total loan portfolio at June 30, 2012 compared with 19% at December 31, 2011. Real estate commercial mortgages increased 2% to $532.6 million at June 30, 2012 compared to $522.1 million at December 31, 2011. Real estate residential mortgages decreased 7% to $387.7 million at June 30, 2012 as compared with $415.0 million at December 31, 2011. Installment loans decreased 11% to $23.6 million at June 30, 2012 compared with $26.5 million at December 31, 2011. The contraction seen in the overall loan portfolio stems from the write-off and resolution of problem credits and payments in excess of new loan growth partially offset by new loan demand from credit-worthy borrowers that continues to remain at relatively low levels. Our continued focus will be on managing the entire loan portfolio through the current challenging economic conditions. Additionally, our prudent business practices and internal guidelines and underwriting standards will continue to be followed in making lending decisions in order to manage exposure to loan losses.

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

The allowance for loan losses was $62.9 million or 4.38% of outstanding loans as of June 30, 2012 compared with $74.9 million or 4.98% of outstanding loans as of December 31, 2011. Pooled loan allocations decreased to $29.1 million at June 30, 2012 from $44.0 million at December 31, 2011 primarily due to decreases in the overall loan portfolio. The general component of the allowance is based on several factors, including historical loan loss

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

experience in accordance with our existing charge-off policy as well as economic and other qualitative considerations. Historical loss rates are based on a three-year weighted average with recent period loss rates weighted more heavily. An adjustment is then applied to each loss rate based on assessments of loss trends, collateral values, and economic and business influences impacting expected losses. Specific loan allocations decreased to $25.1 million at June 30, 2012 from $25.7 million at December 31, 2011, primarily due to decreased charge-offs and a slowing rate of additional loan defaults. Unallocated allowances increased to $8.7 million at June 30, 2012 from $5.3 million at December 31, 2011. The following table provides a breakdown of the allowance for loan losses and other related information (in thousands) at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011

Allowance for loan losses:
Pooled component	$29,122	$43,956
Specific component	25,053	25,703
Unallocated component	8,732	5,288

Total	$62,907	$74,947

Impaired loans	$180,187	$211,633
Non-impaired loans	1,257,457	1,293,100

Total loans	$1,437,644	$1,504,733

Pooled component as % of non-impaired loans	2.32%	3.40%
Specific component as % of impaired loans	13.90%	12.15%

Allowance as % of loans	4.38%	4.98%
Allowance as % of nonaccrual loans	50.36%	56.28%

Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any loan category. Net charge-offs were $23.7 million for the six months ended June 30, 2012 as compared with $98.7 million for the six months ended June 30, 2011. Net charge-offs in the construction category account for $5.7 million or 24% of these net charge-offs in 2012. Construction loans, particularly land acquisition and development loans, tend to be riskier than other categories, and we have been steadily decreasing our exposure to this type of loan. Net charge-offs were $11.0 million for commercial and industrial, $2.2 million for commercial mortgage, $4.7 million for residential mortgage, and $177 thousand for installment loans for the six months ended June 30, 2012.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The specific allowance for loan losses necessary for impaired loans is based on a loan-by-loan analysis and varies between impaired loans largely due to the fair value of collateral. Additionally, pooled loan allocations vary depending on a number of assumptions and trends. As a result, the ratio of allowance for loan losses to nonaccrual loans is not sufficient for measuring the adequacy of the allowance for loan losses. Therefore, the following ratios are used by management in assessing the adequacy of the allowance for loan losses at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011

Non-performing loans for which full loss has been charged off to total loans	2.00%	3.51%

Non-performing loans for which full loss has been charged off to non-performing loans	23.04%	39.71%

Charge off rate for non-performing loans for which the full loss has been charged off	61.50%	60.38%

Coverage ratio net of non-performing loans for which the full loss has been charged off	65.27%	93.35%

Total allowance divided by total loans less non-performing loans for which the full loss has been charged off	4.45%	5.16%

Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	22.28%	26.60%

There was a significant decrease in the coverage ratio net of non-performing loans for which the full loss has been charged off from 93.35% at December 31, 2011 to 65.27% at June 30, 2012 due to the $12.2 million decrease in the allowance for loan losses as well as the $15.9 million increase in the non-performing loans less the loans with a full charge off.

At June 30, 2012, management believed the level of the allowance for loan losses to be commensurate with the risk existing in our loan portfolio. However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.

Deposits. Deposits are the primary source of funds for use in lending and general business purposes. Our balance sheet growth is largely determined by the availability of deposits in our markets and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at June 30, 2012 were $1.7 billion, a decrease of $130.0 million or 7% at December 31, 2011. This decrease is a result of the Company decreasing the number of our bank branches as a way to minimize operating expenses.

Changes in the deposit categories include an increase of $15.2 million in noninterest-bearing demand deposits, a decrease of $11.2 million in interest-bearing demand deposits, and an increase of $988 thousand in savings accounts from December 31, 2011 to June 30, 2012. Total time deposits under $100 thousand decreased $94.1 million from $525.3 million at December 31, 2011 to $431.2 million at June 30, 2012. Time deposits over $100 thousand decreased $40.9 million from $445.8 million at December 31, 2011 to $404.9 million at June 30, 2012. The changes in time deposits was primarily due to lower rates offered on certificates of deposit resulting in run-off as maturity dates were reached, particularly in the national market time deposit portfolio.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Total brokered deposits were $50.1 million or 3% of deposits at June 30, 2012, which was a decrease of $47.4 million from the total brokered deposits of $97.5 million at December 31, 2011. During the first six months of 2012, BOHR did not qualify as “well capitalized” and was, therefore, restricted from accepting new brokered deposits. While BOHR qualifies as “well capitalized” at June 30, 2012 and is no longer completely restricted from accepting new brokered deposits, according to the Written Agreement, it may only accept new brokered deposits up to the level maintained at the time the Written Agreement was entered into. Interest-bearing demand deposits included $9.9 million brokered money market funds at June 30, 2012, which was $5.3 million lower than the $15.2 million balance of brokered money market funds outstanding at December 31, 2011. Brokered CDs represented $40.2 million, which was a decrease of $42.1 million from the $82.3 million of brokered CDs outstanding at December 31, 2011.

The Company continues to focus on core deposit growth as its primary source of funding. Core deposits typically are non-brokered and consist of noninterest-bearing demand accounts, interest-bearing checking accounts, money market accounts, savings accounts, and time deposits of less than $100 thousand. Core deposits totaled $1.2 billion or 73% of total deposits at June 30, 2012 and $1.3 billion or 70% at December 31, 2011.

Borrowings. We use short-term and long-term borrowings from various sources including the FRB discount window, FHLB, reverse repurchase agreements, and trust preferred securities. We manage the level of our borrowings to ensure that we have adequate sources of liquidity. Our FHLB borrowings on June 30, 2012 were $195.5 million compared to $195.9 million at December 31, 2011.

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

We continued to maintain a strong liquidity position during the first six months of 2012. Cash and cash equivalents were $110.0 million and available-for-sale investment securities were $309.6 million as of June 30, 2012. At June 30, 2012, our Banks had credit lines in the amount of $228.6 million at the FHLB with advances of $195.5 million currently utilized. At December 31, 2011, our Banks had credit lines in the amount of $228.3 million at the FHLB with advances of $195.9 million utilized. These lines may be utilized for short- and/or long-term borrowing. At June 30, 2012 and December 31, 2011, all our FHLB borrowings were long-term. We also possess additional sources of liquidity through a variety of borrowing arrangements. The Banks maintain federal funds lines with one regional banking institution and through the FRB Discount Window. These available lines totaled approximately $52.2 million and $58.1 million at June 30, 2012 and December 31, 2011, respectively; these lines were not utilized for borrowing purposes.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Capital Resources. Total shareholders’ equity increased $35.6 million or 31% to $149.3 million at June 30, 2012 compared to $113.7 million at December 31, 2011. This increase in shareholders’ equity was primarily a result of the Private Placement offset by net losses through the first six months of the year.

The Company and the Banks are subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. Tier I capital is comprised of shareholders’ equity, net of unrealized gains or losses on available-for-sale securities, less intangible assets, while total risk-based capital adds certain debt instruments and qualifying allowances for loan losses. As of June 30, 2012, our consolidated regulatory capital ratios are Tier 1 Leverage Ratio of 8.07%, Tier 1 Risk-Based Capital Ratio of 10.54%, and Total Risk-Based Capital Ratio of 11.83%. As of June 30, 2012, the Company exceeded the regulatory capital minimums, and BOHR and Shore were considered “well capitalized” under the risk-based capital standards. Their Tier 1 Leverage Ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital Ratio were as follows: 7.63%, 9.90%, and 11.19%, respectively, for BOHR and 10.36%, 14.50%, and 15.75%, respectively, for Shore.

On June 27, 2012, the Company announced that it had closed a $50.0 million Private Placement. The Company issued an aggregate 71,428,572 common shares at a price of $0.70 per share to the Investors pursuant to the terms of the Standby Purchase Agreement between the Investors and the Company. The Company plans to raise an additional $30.0 million to $45.0 million in capital by issuing common shares in the Rights Offering and Standby Purchase that it anticipates will settle during the third quarter of 2012. The ultimate size of the Capital Raise will depend on the outcome of the Rights Offering. If the Rights Offering is fully subscribed, the Capital Raise will result in $95.0 million in gross proceeds for which the Company will issue, in the aggregate, 135,714,286 shares of Common Stock. If no one subscribes to the Rights Offering, approximately $30.0 million will be raised from the Investors in the Standby Purchase and the Capital Raise will result in approximately $80.0 million in gross proceeds for which the Company will issue, in the aggregate, 114,265,032 shares of Common Stock.

On June 25, 2012, the Company’s shareholders approved certain matters related to the Capital Raise, including the issuance of up to 135,714,286 shares of the Company’s Common Stock in the Capital Raise and an amendment to the Company’s Articles of Incorporation that was a condition to the Capital Raise.

In connection with the sale, and as required by the Standby Purchase Agreement, affiliates of the Investors terminated warrants they held to purchase 1,836,302 shares of the Company’s common stock at $10.00 per share. The Investors each received a fee of $1 million in cash, for a total payment of $3 million, as compensation for performing their respective obligations under the Standby Purchase Agreement in connection with the Private Placement. Each of the Investors was reimbursed for its expenses.

The Private Placement also resulted in an adjustment to the warrant to purchase Common Stock currently held by the Treasury. The Treasury holds a Treasury Warrant that, before the Private Placement, entitled it to purchase 53,034 shares of Common Stock at an exercise price of $10.00 per share. Because the Private Placement was not a transaction excluded from the operation of the anti-dilution provisions of the Treasury Warrant, as of the closing of the Private Placement the number of shares purchasable under the Treasury Warrant were adjusted to 757,629 shares of our Common Stock and the exercise price to purchase such shares was adjusted to $0.70 per share.

In January 2010, the Company exercised its right to defer all quarterly distributions on the trust preferred securities (in thousands) it assumed in connection with its merger with GFH (collectively, the “Trust Preferred Securities”), which are identified below.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

	Carrying Amount (in thousands)	Par Amount (in thousands)	Interest Rate	Redeemable On Or After	Mandatory Redemption

Gateway Capital Statutory Trust I	$5,381	$8,000	LIBOR + 3.10%	September 17, 2008	September 17, 2033
Gateway Capital Statutory Trust II	4,415	7,000	LIBOR + 2.65%	July 17, 2009	June 17, 2034
Gateway Capital Statutory Trust III	7,845	15,000	LIBOR + 1.50%	May 30, 2011	May 30, 2036
Gateway Capital Statutory Trust IV	13,049	25,000	LIBOR + 1.55%	July 30, 2012	July 30, 2037

Interest payable under the Trust Preferred Securities continues to accrue during the deferral period and interest on the deferred interest also accrues, both of which must be paid at the end of the deferral period and totaled $3.5 million at June 30, 2012. Prior to the expiration of the deferral period, the Company has the right to further defer interest payments, provided that no deferral period, together with all prior deferrals, exceeds 20 consecutive quarters and that no event of default (as defined by the terms of the applicable Trust Preferred Securities) has occurred and is continuing at the time of the deferral. The Company was not in default with respect to the terms of the Trust Preferred Securities at the time the quarterly payments were deferred and such deferrals did not cause an event of default under the terms of the Trust Preferred Securities.

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

	June 30, 2012	December 31, 2011

Shareholders’ equity	$149,347	$113,668
Less: intangible assets	3,080	3,751

Shareholders’ equity – tangible	$146,267	$109,917

Common shareholders’ equity	$149,347	$113,668
Less: intangible assets	3,080	3,751

Common shareholders’ equity – tangible	$146,267	$109,917

Shareholders’ equity (average)	$109,398	$157,408
Less: intangible assets (average)	3,400	8,137

Shareholders’ equity – tangible (average)	$105,998	$149,271

Common shareholders’ equity (average)	$109,398	$157,408
Less: intangible assets (average)	3,400	8,137

Common shareholders’ equity – tangible (average)	$105,998	$149,271

Return on average common equity	(24.95%)	(62.65%)
Impact of excluding intangible assets	(0.80%)	(3.41%)

Return on average common equity – tangible	(25.75%)	(66.06%)

Book value per common share	$1.41	$3.29
Impact of excluding intangible assets	(0.03)	(0.11)

Book value per common share – tangible	$1.38	$3.18

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The expected effect on net interest income for the twelve months following June 30, 2012 and December 31, 2011 due to an immediate change in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

	June 30, 2012		December 31, 2011
(in thousands)	Change in Net Interest Income		Change in Net Interest Income
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$(500)	(0.80)%	$(2,074)	(2.95)%
+100 basis points	(530)	(0.85)%	(1,118)	(1.59)%
-100 basis points	(17)	(0.03)%	(762)	(1.08)%
-200 basis points	N/A	N/A	N/A	N/A

At June 30, 2012 and December 31, 2011, we projected a decrease in net interest income in both increasing and decreasing interest rate environments with a more profound effect occurring during a period of increasing interest rates. It should be noted, however, that the simulation analysis is based upon equivalent changes in interest rates for all categories of assets and liabilities. In normal operating conditions, interest rate changes rarely occur in such a uniform manner. Many factors affect the timing and magnitude of interest rate changes on financial instruments. In addition, management may deploy strategies that offset some of the impact of changes in interest rates. Consequently, variations should be expected from the projections resulting from the controlled conditions of the simulation analysis.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION
Item 4.	Controls and Procedures

As of June 30, 2012, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business

We incurred significant losses in 2009, 2010, 2011, and in the first six months of 2012, although at a lower level than in the previous years. While we expect to return to profitability in 2013, we can make no assurances to that effect.

Throughout 2009, 2010, 2011, and in the first six months of 2012, our loan customers continued to operate in an economically stressed environment. Economic conditions in the markets in which we operate remain constrained and the levels of loan delinquencies and defaults that we experienced were substantially higher than historical levels and our net interest income did not grow significantly.

As a result, our net loss attributable to Hampton Roads Bankshares, Inc. for the six months ended June 30, 2012 was $13.6 million or $0.38 per common diluted share compared to our net loss attributable to Hampton Roads Bankshares, Inc. for the six months ended June 30, 2011 of $50.5 million or $1.51 per common diluted share. The net loss for the six months ended June 30, 2012 was primarily attributable to provision for loan losses expense of $11.6 million, the impact of nonaccrual loans on interest income, and losses on foreclosed real estate and repossessed assets of $7.9 million. Our net interest income decreased $3.6 million for the six months ended June 30, 2012 as compared to the same period in 2011. This trend may continue for the remainder of 2012 and could adversely impact our ability to become profitable. In light of the current economic environment, additional provisions for loan losses also may be necessary to supplement the allowance for loan losses in the future. As a result, we may continue to incur significant credit costs and net losses for the remainder of 2012, which would continue to adversely impact our financial condition, results of operations, and the value of our Common Stock. We expect to incur a net loss for the 2012 year taken as a whole, and we can make no assurances as to when we will be profitable. Additional losses could cause us to incur future net losses and could adversely affect the price of, and market for, our Common Stock.

HAMPTON ROADS BANKSHARES, INC.

PART II.	OTHER INFORMATION

Our capital needs could dilute your investment or otherwise affect your rights as a shareholder. If we do not generate the desired level of capital from the Rights Offering and the Standby Purchase, we may try to raise additional capital and can give no assurance as to what the cost of that capital may be.

In the Written Agreement, the Bureau of Financial Institutions and the FRB require us to significantly exceed the capital level required to be classified as “well capitalized.” The Written Agreement does not provide, and we do not otherwise know, what constitutes significantly exceeding the “well-capitalized” regulatory threshold. If we do not raise the $45.0 million in gross proceeds sought in the Rights Offering and the Standby Purchase or if we underestimate the amount of capital necessary to meet the expectation of the Bureau of Financial Institutions and the FRB, we may have to sell additional securities in order to generate the required capital.

We may seek to raise additional capital through offerings of our Common Stock, preferred stock, securities convertible into Common Stock, or rights to acquire such securities of our Common Stock. Under our articles of incorporation, we have additional authorized shares of Common Stock that we can issue from time to time at the discretion of our Board of Directors, without further action by shareholders, except where shareholder approval is required by law. The issuance of any additional shares of Common Stock or convertible securities in a subsequent offering could be substantially dilutive to shareholders of our Common Stock. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. Holders of our shares of Common Stock have no preemptive rights as a matter of law that entitle them to purchase their pro-rata share of any offering or shares of any class or series. The market price of our Common Stock could decline as a result of additional sales of shares of our Common Stock or the perception that such sales could occur.

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

As a result of our intended issuance of additional shares of Common Stock in the Capital Raise, your investment could be subject to substantial dilution.

In addition to the 71,429,448 shares of our Common Stock issued in the Private Placement, we intend to issue up to 64,285,715 additional shares of our Common Stock in the Rights Offering and Standby Purchase. We expect the Rights Offering and Standby Purchase to raise up to $45.0 million in gross proceeds and anticipate they will settle during the third quarter of 2012. As such, your investment could be subject to substantial dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. Further, the market price of our Common Stock could decline as a result of the sale of shares of our Common Stock in the Rights Offering and Standby Purchase and existing shareholders who do not participate in the Rights Offering and Standby Purchase will have their relative ownership percentage reduced by the issuance of shares of Common Stock in the Capital Raise. Our shareholders bear the risk of the Capital Raise diluting their stock holdings, reducing the market price of our Common Stock, and/or adversely affecting their rights as shareholders.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to our expenses that represents management’s best estimate of probable losses within our existing portfolio of loans. Our allowance for loan losses was $62.9 million at June 30, 2012, which represented 4.38% of our total loans, as compared to $74.9 million, or 4.98% of total loans, at December 31, 2011. The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and unidentified losses inherent in the current loan portfolio. For further discussion on the impact continued weak economic conditions have on the collateral underlying our loan portfolio, see “If the value of real estate in the markets we serve were to further decline materially, a significant portion of our loan portfolio could become further under-collateralized, which could result in a material increase in our allowance for loan losses and have a material adverse effect on us.”

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

Our non-performing assets as a percentage of total assets were at 8% at June 30, 2012. On June 30, 2012, less than 1% of our loans were 30 to 89 days delinquent and were treated as performing assets. Based on these delinquencies, more loans may become non-performing. The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets.

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

At June 30, 2012, BOHR and Shore were classified as “well capitalized” for regulatory capital purposes. However, impairments to our loan or securities portfolio, declines in our earnings, or a combination of these or other factors could change our capital position in a relatively short period of time. Further BOHR may not accept new brokered deposits in excess of the level it had at the time it entered into the June 17, 2010 Written Agreement with the FRB and the Bureau of Financial Institutions until it is no longer subject to the Written Agreement. Additionally, if it is unable to remain “well capitalized,” it will not be able to renew or accept brokered deposits without prior regulatory approval or offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it would be more difficult for us to attract new deposits as our existing brokered deposits mature and do not rollover and to retain or increase non-brokered deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, we might be subject to higher FDIC insurance premiums, which will reduce our earnings.

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

We have entered into a Written Agreement with the FRB and the Bureau of Financial Institutions that subjects us to significant restrictions and requires us to designate a significant amount of our resources to complying with the agreement. The Written Agreement may have a material adverse effect on our operations and the value of our securities.

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

This description of the Written Agreement is qualified in its entirety by reference to the copy of the Written Agreement filed with the Company’s Current Report on Form 8-K, filed June 17, 2010. To date, the Company and BOHR have met all of the deadlines for taking actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement. The Board of Directors oversees the Company’s compliance with the terms of the Written Agreement and has met each month to review compliance. Written plans have been submitted for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations. The Company has also submitted its written policies and procedures for maintaining an adequate allowance for loan losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $2.5 million. Additionally, the Company instituted the required review process for all classified loans. Previously, the Company charged off the assets identified as loss from the previous examination. Moreover, the Company raised $295.0 million

HAMPTON ROADS BANKSHARES, INC.

PART II.	OTHER INFORMATION

in the closings of several related capital transactions in the third and fourth quarters of 2010 and $50.0 million in the Private Placement. As of June 30, 2012, BOHR and Shore were above the “well-capitalized” threshold with respect to their Tier 1 Risk-Based Capital Ratio, Leverage Ratio, and Total Risk-Based Capital Ratio. As a result, management believes that, except for our significant level of loan losses, the Company and BOHR are in full compliance with the terms of the Written Agreement.

The formal investigation by the SEC may result in penalties, sanctions, or a restatement of our previously issued financial statements.

In April 2011, the SEC’s Division of Enforcement notified the Company that the Division is conducting a formal investigation into the Company’s deferred tax asset valuation allowances, provision and allowance for loan losses, and other matters contained in its annual and quarterly reports for years 2008 through 2010. The Company intends to cooperate fully with the Division and believes its provisions and allowances will be determined to be appropriate. However, the formal investigation has not been completed, and we cannot predict the timing or eventual outcome of this investigation. The investigation could possibly result in penalties, sanctions, or a restatement of our previously issued consolidated financial statements.

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

Insurance assessments from the FDIC could increase from our prior inability to maintain a “well-capitalized” status, which will further decrease earnings.

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

HAMPTON ROADS BANKSHARES, INC.

PART II.	OTHER INFORMATION

Our commercial real estate and equity line lending may expose us to a greater risk of loss and hurt our earnings and profitability.

Our business strategy centers, in part, on offering commercial and equity line loans secured by real estate in order to generate interest income. These types of loans generally have higher yields and shorter maturities than traditional one-to-four family residential mortgage loans. At June 30, 2012, commercial real estate and equity line lending totaled approximately $689.3 million, which represented 48% of total loans. Such loans increase our credit risk profile relative to other financial institutions that have lower concentrations of commercial real estate and equity line loans.

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

At June 30, 2012, we had loans of $257.8 million or 18% of total loans outstanding to finance construction and land development. Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.

We are not paying dividends on our Common Stock and currently are prevented from doing so. The failure to resume paying dividends on our Common Stock may adversely affect the value of our Common Stock.

We paid cash dividends on our Common Stock prior to the third quarter of 2009. During the third quarter of 2009, we suspended dividend payments. We are prevented by our regulators from paying dividends until our financial position improves. In addition, the retained deficit of BOHR, our principal banking subsidiary, is approximately $462.7 million as of June 30, 2012. Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings. It is unlikely in the foreseeable future that we would be able to pay dividends if BOHR cannot pay dividends to us. Although we can seek to obtain a waiver of this prohibition, our regulators may choose not to grant such a waiver, and we would not expect to be granted a waiver or be released from this obligation until our financial performance and retained earnings improve significantly. As a result, there is no assurance if or when we will be able to resume paying cash dividends.

HAMPTON ROADS BANKSHARES, INC.

PART II.	OTHER INFORMATION

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

The market price of our Common Stock could drop if our existing shareholders decide to sell their shares. As of June 30, 2012, Carlyle, Anchorage, CapGen, affiliates of Fir Tree, Inc., and affiliates of Davidson Kemper Capital Management owned 24.9%, 24.9%, 37.5%, 3.1%, and 3.1%, respectively, of the outstanding shares of our Common Stock. Further, following the consummation of the Rights Offering and the Standby Purchase, Carlyle and Anchorage may both own up to 24.9% of our Common Stock and CapGen may own up to 41.2% of our Common Stock. Pursuant to various definitive investment agreements that we have entered into with these shareholders, each of the shareholders listed above received certain registration rights covering the resale of shares of our Common Stock. In addition, the shares of certain of these shareholders may be traded, subject to certain volume limitations in some cases, pursuant to Rule 144 under the Securities Act. If any of these shareholders sell large amounts of our Common Stock, or other investors perceive such sales to be imminent, the market price of our Common Stock could drop significantly.

In addition, as of June 30, 2012, the U.S. Treasury owned 2% of the outstanding shares of our Common Stock plus a warrant to purchase an additional 757,629 shares of our Common Stock, which represents the share adjustment triggered by the Private Placement. In connection with the issuance of such shares of Common Stock and the warrant, we entered into an Exchange Agreement with the Treasury, under the terms of which the Treasury received certain registration rights covering the resale of such shares of Common Stock or the warrant, and the shares are freely transferable pursuant to Rule 144 under the Securities Act. The sale of the shares of Common Stock owned by the Treasury, the exercise of the warrant, and sale of the underlying shares of Common Stock, or the perception by other investors that such sales are imminent, could adversely affect the market for our Common Stock.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 15, 2012, the Company sold 876 shares of unregistered Common Stock to W. Thomas Mears, Director and President of Shore, for $1.23 per share, the closing price of the Common Stock on the date immediately preceding the sale. The aggregate sale price was $2,934.60. The sale was made pursuant to, and deemed to be exempt from, registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.

The Company announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of the Company’s Common Stock in the open market and through privately negotiated transactions. There were no share repurchase transactions conducted during the second quarter of 2012.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

HAMPTON ROADS BANKSHARES, INC.

PART II.	OTHER INFORMATION

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Hampton Roads Bankshares, Inc. (as electronically amended and restated, effective June 25, 2012), incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 dated July 13, 2012.

4.1	Form of Rights Certificate, incorporated by reference to the Registrant’s Registration Statement on Form S-1, dated July 23, 2012.

10.1	Asset Purchase Agreement, dated April 30, 2012, by and between Hampton Roads Bankshares, Inc. and Bank of North Carolina, incorporated by reference from the Registrant’s From 8-K, filed April 30, 2012.

10.2	Standby Purchase Agreement, dated May 21, 2012, by and between Hampton Roads Bankshares, Inc. and Carylyle Financial Services Harbor, L.P., ACMO-HR, L.L.C., and CapGen Capital Group VI LP, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, filed May 24, 2012.

10.3	Amended Omnibus Plan, dated June 25, 2012, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, filed June 25, 2012.

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	The following materials from the Hampton Roads Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: August 7, 2012	/s/ Stephen P. Theobald
Stephen P. Theobald
Chief Financial Officer