Form 10-Q
period 2012-09-30
HAMPTON ROADS BANKSHARES INC
filed 2012-11-08
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Commission File Number: 001-32968

HAMPTON ROADS BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-2053718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

641 Lynnhaven Parkway, Virginia Beach, VA	23452
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock as of October 31, 2012 was 170,278,452 shares, par value $0.01.

PART I – FINANCIAL INFORMATION

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data) (unaudited)	September 30, 2012	December 31, 2011
Assets:
Cash and due from banks	$15,316	$18,241
Interest-bearing deposits in other banks	694	1,295
Overnight funds sold and due from Federal Reserve Bank	119,242	118,531
Investment securities available for sale, at fair value	293,335	284,470
Restricted equity securities, at cost	17,769	20,057
Loans held for sale	60,360	63,171
Loans	1,416,933	1,504,733
Allowance for loan losses	(54,444)	(74,947)

Net loans	1,362,489	1,429,786
Premises and equipment, net	78,975	87,565
Interest receivable	5,589	6,329
Foreclosed real estate and repossessed assets, net of valuation allowance	44,061	63,613
Intangible assets, net	2,745	3,751
Bank-owned life insurance	52,840	51,579
Other assets	18,018	18,472

Totals assets	$2,071,433	$2,166,860

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest-bearing demand	$252,093	$225,458
Interest-bearing:
Demand	527,214	540,262
Savings	60,610	61,218
Time deposits:
Less than $100	402,457	525,291
$100 or more	388,569	445,805

Total deposits	1,630,943	1,798,034
Federal Home Loan Bank borrowings	195,280	195,941
Other borrowings	40,903	40,617
Interest payable	4,590	3,751
Other liabilities	11,757	14,849

Total liabilities	1,883,473	2,053,192

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 170,278,452 and 34,561,145 shares issued and outstanding on September 30, 2012 and December 31, 2011, respectively	1,703	346
Capital surplus	582,644	492,998
Retained deficit	(405,788)	(386,295)
Accumulated other comprehensive income, net of tax	8,301	6,377

Total shareholders’ equity before non-controlling interest	186,860	113,426
Non-controlling interest	1,100	242

Total shareholders’ equity	187,960	113,668

Total liabilities and shareholders’ equity	$2,071,433	$2,166,860

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Three Months Ended		Nine Months Ended
(unaudited)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Interest Income:
Loans, including fees	$17,904	$21,945	$56,026	$69,898
Investment securities	1,986	2,284	5,992	7,381
Overnight funds sold and due from FRB	43	220	189	634
Interest-bearing deposits in other banks	—	—	1	2

Total interest income	19,933	24,449	62,208	77,915

Interest Expense:
Deposits:
Demand	549	826	1,499	2,991
Savings	19	28	61	104
Time deposits:
Less than $100	1,168	2,276	4,145	7,705
$100 or more	1,187	2,125	4,210	7,402

Interest on deposits	2,923	5,255	9,915	18,202
Federal Home Loan Bank borrowings	562	905	1,728	3,474
Other borrowings	611	737	1,830	2,228

Total interest expense	4,096	6,897	13,473	23,904

Net interest income	15,837	17,552	48,735	54,011
Provision for loan losses	2,476	17,679	14,124	53,733

Net interest income (expense) after provision for loan losses	13,361	(127)	34,611	278

Noninterest Income:
Service charges on deposit accounts	1,276	1,483	3,883	4,458
Mortgage banking revenue	5,186	2,734	12,299	5,923
Gain on sale of investment securities available for sale	218	1,222	479	1,414
Gain (loss) on sale of premises and equipment	—	12	(47)	(30)
Losses on foreclosed real estate and repossessed assets	(6,445)	(8,843)	(14,357)	(15,612)
Other-than-temporary impairment of securities (includes total other-than-temporary impairment losses of $0 and $309, net of $0 and $0 recognized in other comprehensive income for the nine months ended September 30, 2012 and 2011, respectively, before taxes)	—	(218)	—	(309)
Insurance revenue	—	395	—	2,656
Brokerage revenue	33	76	147	212
Gain on sale of insurance company	—	1,251	—	1,251
Income from bank-owned life insurance	399	524	1,261	1,442
Other	1,533	1,193	3,636	3,932

Total noninterest income	2,200	(171)	7,301	5,337

Noninterest Expense:
Salaries and employee benefits	10,117	10,429	28,973	34,041
Occupancy	1,928	2,287	5,483	7,549
Professional and consultant fees	1,514	2,670	4,852	7,441
Problem loan and repossessed asset costs	1,245	1,612	2,761	4,164
FDIC insurance	1,129	1,291	3,530	9,856
Data processing	970	1,283	2,986	3,489
Equipment	667	931	2,101	2,580
Other	2,824	3,583	8,386	11,161

Total noninterest expense	20,394	24,086	59,072	80,281

Loss before provision for income taxes	(4,833)	(24,384)	(17,160)	(74,666)
Provision for income taxes	—	2,110	—	2,154

Net loss	(4,833)	(26,494)	(17,160)	(76,820)
Net income attributable to non-controlling interest	1,088	247	2,333	382

Net loss attributable to Hampton Roads Bankshares, Inc.	$(5,921)	$(26,741)	$(19,493)	$(77,202)

Per Share:
Cash dividends declared	$—	$—	$—	$—

Basic loss	$(0.05)	$(0.77)	$(0.32)	$(2.28)

Diluted loss	$(0.05)	$(0.77)	$(0.32)	$(2.28)

Basic and diluted weighted average shares outstanding	108,785,717	34,561,090	60,349,261	33,792,679

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)	Three Months Ended				Nine Months Ended
(unaudited)	September 30, 2012		September 30, 2011		September 30, 2012		September 30, 2011
Net loss		(4,833)		(26,494)		(17,160)		(76,820)

Other comprehensive income, net of tax
Change in unrealized gain on securities available for sale	555		2,422		2,403		8,275
Reclassification adjustment for securities gain included in net income	(218)		(1,222)		(479)		(1,414)

Other comprehensive income		337		1,200		1,924		6,861

Comprehensive loss		(4,496)		(25,294)		(15,236)		(69,959)
Comprehensive income attributable to non-controlling interest		1,088		247		2,333		382

Comprehensive loss attributable to Hampton Roads Bankshares, Inc.		(5,584)		(25,541)		(17,569)		(70,341)

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other		Total
(in thousands, except share data)	Common Stock			Retained	Comprehensive	Non-controlling	Shareholders’
(unaudited)	Shares	Amount	Capital Surplus	Deficit	Income	Interest	Equity
Balance at December 31, 2011	34,561,145	$346	$492,998	$(386,295)	$6,377	$242	$113,668
Net income (loss)	—	—	—	(19,493)	—	2,333	(17,160)
Other comprehensive income	—	—	—	—	1,924	—	1,924
Shares issued related to:
Stock offering, net of issuance costs	71,429,459	714	46,421	—	—	—	47,135
Rights offering and standby purchase, net of issuance costs	64,287,848	643	43,191	—	—	—	43,834
Share-based compensation expense	—	—	34	—	—	—	34
Distributed non-controlling interest	—	—	—	—	—	(1,475)	(1,475)

Balance at September 30, 2012	170,278,452	$1,703	$582,644	$(405,788)	$8,301	$1,100	$187,960

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Nine Months Ended
(unaudited)	September 30, 2012	September 30, 2011
Operating Activities:
Net loss	$(17,160)	$(76,820)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,082	3,393
Amortization of intangible assets and fair value adjustments	1,149	84
Provision for loan losses	14,124	53,733
Proceeds from mortgage loans held for sale	443,936	270,651
Originations of mortgage loans held for sale	(441,125)	(272,139)
Stock-based compensation expense	34	85
Net amortization of premiums and accretion of discounts on investment securities available for sale	2,950	2,000
Loss on sale of premises and equipment	47	30
Losses on foreclosed real estate and repossessed assets	14,357	15,612
Gain on sale of investment securities available for sale	(479)	(1,414)
Gain on sale of insurance company	—	(1,251)
Income from bank-owned life insurance	(1,261)	(1,442)
Other-than-temporary impairment of securities	—	309
Changes in:
Interest receivable	740	929
Other assets	454	16,190
Interest payable	839	(81)
Other liabilities	(3,092)	(3,816)

Net cash provided by operating activities	18,595	6,053

Investing Activities:
Proceeds from maturities and calls of investment securities available for sale	61,946	84,253
Proceeds from sale of investment securities available for sale	55,690	69,591
Purchase of investment securities available for sale	(127,048)	(92,409)
Purchase of restricted equity securities	(1,168)	(298)
Proceeds from sale of restricted equity securities	3,456	3,152
Net decrease in loans	32,406	157,952
Proceeds from sale of insurance subsidiary	—	5,783
Purchase of premises and equipment	(1,804)	(2,053)
Proceeds from sale of foreclosed real estate and repossessed assets	25,065	23,785
Proceeds from sale of premises and equipment	7,542	1,454

Net cash provided by investing activities	56,085	251,210

Financing Activities:
Net decrease in deposits	(166,939)	(375,495)
Repayments of Federal Home Loan Bank borrowings	(50)	(15,050)
Repayments of other borrowings	—	(10,000)
Distributed non-controlling interest	(1,475)	(535)
Issuance of common shares, net	90,969	15,284

Net cash used in financing activities	(77,495)	(385,796)

Decrease in cash and cash equivalents	(2,815)	(128,533)
Cash and cash equivalents at beginning of period	138,067	460,912

Cash and cash equivalents at end of period	$135,252	$332,379

Supplemental cash flow information:
Cash paid for interest	$12,634	$23,985
Cash paid for (refunded from) income taxes	265	(14,666)

Supplemental non-cash information:
Change in unrealized gain on securities available for sale	$1,924	$6,861
Transfer between loans and other real estate owned	19,870	47,081

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hampton Roads Bankshares, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Recent Events

On August 24, 2012, the Company announced that it completed the sale of deposits associated with its Wilmington, North Carolina branch to First Bancorp.

On September 21, 2012, the Company announced that it completed the sale of all deposits and selected assets associated with its branches in Preston Corners and Chapel Hill, North Carolina to Bank of North Carolina, a subsidiary of BNC Bancorp.

On September 27, 2012, the Company announced the closing of a public common stock rights offering (the “Rights Offering”). The Company issued 21,000,687 shares of common stock, at a price of $0.70 per share, to holders of its common stock who elected to participate in the Rights Offering. Total proceeds from the Rights Offering were $14.7 million.

In connection with the Rights Offering, the Company was a party to a Standby Purchase Agreement with the following entities or their affiliates or managed funds: The Carlyle Group, L.P. (“Carlyle”), Anchorage Capital Group, L.L.C. (“Anchorage”), and CapGen Capital Group VI LP (“CapGen” and, together with Carlyle and Anchorage, the “Investors”). The Standby Purchase Agreement provided that the Investors would purchase from the Company, at the subscription price, a portion of the shares, if any, up to an aggregate of 53,518,176 shares, not subscribed for in the Rights Offering (the “Standby Purchase”). On September 27, 2012, pursuant to the terms of the Standby Purchase Agreement, the Investors purchased a total of 43,287,161 shares of the Company’s common stock at $0.70 per share in the Standby Purchase. Anchorage purchased 16,007,143 shares, CapGen purchased 11,272,875 shares and Carlyle purchased 16,007,143 shares. Total proceeds from the Standby Purchase were $30.3 million.

The Company is in the process of consolidating the operations of Gateway Investment Services, Inc. into Shore Investments, Inc. The Company expects this process to be complete by the first quarter of 2013.

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

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

In December 2011, the FASB issued ASU 2011-11, Disclosures About Offsetting Assets and Liabilities that facilitates comparison between GAAP and IFRS by requiring Companies provide enhanced disclosures for financial instruments and derivative instruments to enable users to evaluate the effect or potential effect of netting arrangements. The amendment is to be applied retrospectively for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of the new guidance is expected to result in additional disclosures for the Company.

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

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

To date, the Company and BOHR have met all of the deadlines for taking actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement. A committee has been appointed to oversee the Company’s compliance with the terms of the Written Agreement and has met each month to review compliance. Written plans have been submitted for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations. The Company has also submitted its written policies and procedures for maintaining an adequate allowance for loan and lease losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $2.5 million. Additionally, the Company instituted the required review process for all classified loans. The Company has charged off the assets identified as loss from the previous examination. As of September 30, 2012, the Company exceeded the regulatory capital minimums, and BOHR and Shore were considered “well capitalized” under the risk-based capital standards. As a result, management believes that the Company and BOHR are in full compliance with the terms of the Written Agreement.

NOTE C – CAPITAL RAISE

On September 27, 2012, the Company closed on the remaining two components of its $95.0 million capital raise (the “Capital Raise”): the Rights Offering and the Standby Purchase of shares not purchased in the Rights Offering. The Company previously closed the first component of the Capital Raise on June 27, 2012, a $50.0 million private placement (the “Private Placement”). The Capital Raise resulted in $95.0 million in gross proceeds for which the Company issued, in the aggregate, 135,717,307 shares of Common Stock at a price of $0.70 per share.

As a result of the Capital Raise and resulting contribution from the Company, BOHR now qualifies as “well capitalized” under all regulatory capital ratios. The Capital Raise resulted in an adjustment to the warrant to purchase Common Stock currently held by the United States Treasury Department (the “Treasury”). The Treasury holds a warrant (the “Treasury Warrant”) that, before the Capital Raise, entitled it to purchase 53,034 shares of Common Stock at an exercise price of $10.00 per share. Because the Capital Raise was not excluded from the operation of the anti-dilution provisions of the Treasury Warrant, as a result of the Capital Raise, the number of shares purchasable under the Treasury Warrant were adjusted to 757,643 shares of our Common Stock and the exercise price to purchase such shares was adjusted to $0.70 per share.

NOTE D – STOCK-BASED COMPENSATION

Compensation cost relating to share-based transactions is accounted for in the consolidated financial statements based on the fair value of the share-based award on the date of grant. The Company calculates the fair value of its stock options at the date of grant using a lattice option pricing model. Stock options granted with pro-rata vesting schedules are expensed over the vesting period on a straight-line basis. No options were granted during the nine months ended September 30, 2012 and 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

Stock-based compensation expense (in thousands, except share data) recognized in the consolidated statements of operations and the options exercised, including the total intrinsic value and cash received, for the nine months ended September 30, 2012 and 2011 were as follows.

	September 30,
	2012	2011
Expense recognized:
Related to stock options	$4	$65
Related to share awards	30	20
Related tax benefit	—	—
Number of options exercised:
New shares	—	—
Previously acquired shares	—	—
Total intrinsic value of options exercised	$—	$—
Cash received from options exercised	—	—

The Company has granted stock options to its directors and employees under stock compensation plans that have been approved by the Company’s shareholders. All outstanding options have terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over periods that range from three to ten years. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2012 is as follows.

	Options Outstanding	Weighted Average Exercise Price	Average Intrinsic Value
Balance at December 31, 2011	30,556	$355.37	$—
Expired	(2,090)	230.06	—

Balance at September 30, 2012	28,466	$364.89	$—

Options exercisable at September 30, 2012	28,059	$365.74	$—

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

Information pertaining to options outstanding and options exercisable as of September 30, 2012 is as follows.

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$100.00 - $126.25	893	0.82	$116.85	893	$116.85
$177.25 - $219.25	3,465	0.92	200.82	3,465	200.82
$227.75 - $266.25	5,840	2.70	254.36	5,840	254.36
$300.00 - $312.25	5,765	4.34	301.05	5,358	300.65
$491.75 - $546.75	11,324	2.37	497.93	11,324	497.93
$616.75	1,179	2.67	616.75	1,179	616.75

$100.00 - $616.75	28,466	2.62	$364.89	28,059	$365.74

On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan (the “Plan”), which succeeds the Company’s 2006 Stock Incentive Plan and provides for the grant of up to 2,750,000 shares of our Common Stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities. On June 25, 2012, the Company’s shareholders approved an amendment to the Plan that increases the number of shares reserved for issuance under the Plan to 13,675,000. No awards were granted pursuant to the Plan during the nine months ended September 30, 2012. As of September 30, 2012, there was $25 thousand of unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a remaining weighted-average period of 5.1 years.

The Company has granted non-vested shares of Common Stock to certain directors and employees as part of incentive programs. Outstanding non-vested shares have vesting schedules of five years and are expensed over the same time frame. A summary of the Company’s non-vested share activity and related information for the nine months ended September 30, 2012 is as follows.

	Number of Shares	Per Share Weighted-Average Grant Date Fair Value
Balance at December 31, 2011	80	$306.25

Balance at September 30, 2012	80	$306.25

As of September 30, 2012, there was $2 thousand of total unrecognized compensation cost related to non-vested share awards. That cost is expected to be recognized over a weighted-average period of 0.1 years. There were no shares vested during the nine months ended September 30, 2012.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

NOTE E – INVESTMENT SECURITIES

The amortized cost and estimated fair values of investment securities available for sale (in thousands) at September 30, 2012 and December 31, 2011 were as follows.

	September 30, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. agency securities	$32,893	$1,381	$—	$34,274
Mortgage-backed securities	248,295	7,062	340	255,017
State and municipal securities	527	104	—	631
Corporate bonds	2,850	82	—	2,932
Equity securities	466	41	26	481

Total investment securities available for sale	$285,031	$8,670	$366	$293,335

	December 31, 2011
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. agency securities	$48,854	$1,101	$35	$49,920
Mortgage-backed securities	224,578	5,688	330	229,936
State and municipal securities	529	79	—	608
Corporate bonds	2,811	—	115	2,696
Equity securities	1,341	1	32	1,310

Total investment securities available for sale	$278,113	$6,869	$512	$284,470

Unrealized losses

Information pertaining to securities with gross unrealized losses (in thousands) at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position is as follows.

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
Mortgage-backed securities	$22,366	$340	$—	$—	$22,366	$340
Equity securities	50	7	61	19	111	26

	$22,416	$347	$61	$19	$22,477	$366

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

Debt securities with unrealized losses totaling $340 thousand at September 30, 2012 included 15 mortgage-backed securities. The severity and duration of this unrealized loss will fluctuate with interest rates in the economy.

The Company’s unrealized losses on equity securities were caused by what management deems to be transitory fluctuations in market valuation. At September 30, 2012, seven equity securities experienced an unrealized loss of $26 thousand. All identified impairments on equity securities were taken in the periods discussed below.

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

During the first nine months of 2012, no equity securities were determined to be other-than-temporarily impaired. However, during the first nine months of 2011, equity securities with an amortized cost basis prior to impairment of $443 thousand were determined to be other-than-temporarily impaired, and impairment losses of $309 thousand were recognized through noninterest income. The Company had a net gain of $479 thousand on the sale of investment securities during the first nine months of 2012. Of that gain, $233 thousand had previously been recognized as an other-than-temporary impairment. Management has evaluated the unrealized losses associated with the remaining equity securities as of September 30, 2012 and, in management’s opinion, the unrealized losses are temporary, and it is our intention to hold these securities until their value recovers.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

A rollforward of the cumulative OTTI losses (in thousands) recognized in earnings for all securities for the nine months ended September 30, 2012 for securities still held is as follows.

Balance, December 31, 2011	$1,120
Less: Realized gains from securities sales	(233)
Add: Loss where impairment was not previously recognized	—
Add: Loss where impairment was previously recognized	—

Balance, September 30, 2012	$887

Maturities of investment securities

The amortized cost and estimated fair value by contractual maturity of investment securities available for sale (in thousands) that are not determined to be other-than-temporarily impaired at September 30, 2012 and December 31, 2011 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Equity securities do not have contractual maturities.

	September 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due less than one year	$1,094	$1,132	$—	$—
Due after one year but less than five years	5,190	5,341	7,300	7,386
Due after five years but less than ten years	22,702	23,711	26,183	26,679
Due after ten years	255,579	262,670	243,289	249,095
Equity securities	466	481	1,341	1,310

Total available-for-sale securities	$285,031	$293,335	$278,113	$284,470

Federal Home Loan Bank (“FHLB”)

The Company’s investment in FHLB stock totaled $12.0 million at September 30, 2012. FHLB stock is generally viewed as a long-term investment and as a restricted investment security because it is required to be held in order to receive FHLB advances (i.e. borrowings). It is carried at cost as there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2012, and no impairment has been recognized.

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

	September 30, 2012	December 31, 2011
Commercial and industrial	$247,125	$256,058
Construction	233,194	284,984
Real estate - commercial mortgage	532,884	522,052
Real estate - residential mortgage	379,558	414,957
Installment	24,302	26,525
Deferred loan fees and related costs	(130)	157

Total loans	$1,416,933	$1,504,733

Allowance for Loan Losses

The purpose of the allowance for loan losses is to provide for potential losses inherent in our loan portfolio. Management considers several factors in determining the allowance for loan losses, including historical loan loss experience, the size and composition of the portfolio, and the estimated value of collateral and guarantees securing the loans. Management regularly reviews the loan portfolio to determine whether adjustments are necessary to maintain an allowance for loan losses sufficient to absorb losses. Our review takes into consideration changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and review of current economic conditions that may affect the borrower’s ability to repay. Some of the tools used in the credit review process to identify potential problem loans include past due reports, collateral valuations (primarily from third parties), cash flow analyses of borrowers, and risk ratings of loans. In addition to the review of credit quality through ongoing credit review processes, we perform a comprehensive allowance analysis for our loan portfolio at least quarterly. This analysis includes specific allowances for individual loans; general allowances for loan pools that factor in our historical loan loss experience, loan portfolio growth and trends, and economic conditions; and unallocated allowances predicated upon both internal and external factors.

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

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

A rollforward of the activity (in thousands) within the allowance for loan losses by loan type for the nine months ended September 30, 2012 and 2011 is as follows.

September 30, 2012			Real Estate -
	Commercial		Commercial	Residential
	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for credit losses:
Beginning balance	$13,605	$24,826	$17,101	$12,060	$2,067	$5,288	$74,947
Charge-offs	(15,505)	(9,498)	(7,810)	(7,692)	(428)		(40,933)
Recoveries	1,048	2,773	1,556	755	174		6,306
Provision	9,812	(3,228)	1,652	5,348	(745)	1,285	14,124

Ending balance	$8,960	$14,873	$12,499	$10,471	$1,068	$6,573	$54,444

Ending balance: attributable to loans collectively evaluated for impairment	$4,351	$10,245	$6,687	$5,968	$840	$6,573	$34,664

Recorded investment: loans collectively evaluated for impairment	$218,848	$194,515	$475,802	$340,263	$23,748

Ending balance: attributable to loans individually evaluated for impairment	$4,609	$4,628	$5,812	$4,503	$228		$19,780

Recorded investment: loans individually evaluated for impairment	$28,277	$38,679	$57,082	$39,295	$554

September 30, 2011			Real Estate -
	Commercial		Commercial	Residential
	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for credit losses:
Beginning balance	$18,610	$83,052	$25,426	$17,973	$3,400	$8,792	$157,253
Charge-offs	(14,841)	(85,788)	(16,410)	(13,558)	(1,303)		(131,900)
Recoveries	1,127	1,540	589	462	232		3,950
Provision	6,878	31,277	8,691	7,970	409	(1,492)	53,733

Ending balance	$11,774	$30,081	$18,296	$12,847	$2,738	$7,300	$83,036

Ending balance: attributable to loans collectively evaluated for impairment	$8,051	$15,626	$11,607	$6,982	$2,694	$7,300	$52,260

Recorded investment: loans collectively evaluated for impairment	$235,125	$221,836	$479,997	$396,891	$27,286

Ending balance: attributable to loans individually evaluated for impairment	$3,723	$14,455	$6,689	$5,865	$44		$30,776

Recorded investment: loans individually evaluated for impairment	$23,634	$96,969	$105,828	$37,226	$495

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

Impaired Loans

A loan is considered impaired when it is probable that all amounts due will not be collected according to the contractual terms. Impaired loans are measured based on the present value of payments expected to be received using the historical effective loan rate as the discount rate. For collateral dependent impaired loans, impairment is measured based upon the fair value of the underlying collateral. Management considers a loan to be collateral dependent when repayment of the loan is expected solely from the sale or liquidation of the underlying collateral. The Company’s policy is to charge off collateral dependent impaired loans at the time of foreclosure, repossession, or liquidation or at such time any portion of the loan is deemed to be uncollectible and in no case later than 180 days in nonaccrual status. The Company will reduce the carrying value of the loan to the estimated fair value of the collateral less estimated selling costs through a charge off to the allowance for loan losses. For loans that are not collateral dependent, impairment is measured using discounted cash flows. Total impaired loans were $163.9 million and $211.6 million at September 30, 2012 and December 31, 2011, respectively, the majority of which were considered collateral dependent, and therefore, measured at the fair value of the underlying collateral.

Impaired loans for which no allowance is provided totaled $93.8 million and $115.0 million at September 30, 2012 and December 31, 2011, respectively. Loans written down to their estimated fair value of collateral less the costs to sell account for $52.4 million and $52.9 million of the impaired loans for which no allowance has been provided as of September 30, 2012 and December 31, 2011, respectively. The average age of appraisals for these loans is 0.68 years at September 30, 2012. The remaining impaired loans for which no allowance is provided are fully covered by the value of the collateral, and therefore, no additional loss is expected on these loans.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

The following charts show impaired loans (in thousands) by class as of September 30, 2012 and December 31, 2011.

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
September 30, 2012	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$17,805	$22,832	$—	$18,166	$29
Construction
1-4 family residential construction	2,572	3,745	—	2,586	—
Commercial construction	21,503	48,289	—	23,543	119
Real estate
Commercial Mortgage
Owner occupied	23,967	26,470	—	24,561	195
Non-owner occupied	6,904	16,187	—	7,056	119
Residential Mortgage
Secured by 1-4 family, 1st lien	14,747	18,393	—	15,260	23
Secured by 1-4 family, junior lien	6,073	11,451	—	6,274	3
Installment	204	456	—	201	4

	$93,775	$147,823	$—	$97,647	$492
With an allowance recorded:
Commercial & Industrial	$10,472	$11,992	$4,609	$10,633	$36
Construction
1-4 family residential construction	390	419	45	391	—
Commercial construction	14,214	18,222	4,583	14,278	178
Real estate
Commercial Mortgage
Owner occupied	19,292	19,292	5,283	19,718	310
Non-owner occupied	6,919	6,919	529	6,921	155
Residential Mortgage
Secured by 1-4 family, 1st lien	16,413	16,478	3,255	16,521	570
Secured by 1-4 family, junior lien	2,062	2,062	1,248	2,056	18
Installment	350	350	228	352	4

	$70,112	$75,734	$19,780	$70,870	$1,271
Total:
Commercial & Industrial	$28,277	$34,824	$4,609	$28,799	$65
Construction	38,679	70,675	4,628	40,798	297
Real estate-commercial mortgage	57,082	68,868	5,812	58,256	779
Real estate-residential mortgage	39,295	48,384	4,503	40,111	614
Installment	554	806	228	553	8

Total	$163,887	$223,557	$19,780	$168,517	$1,763

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
December 31, 2011	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded:
Commercial & Industrial	$29,281	$36,244	$—	$30,249	$1,491
Construction
1-4 family residential construction	3,774	5,146	—	3,890	—
Commercial construction	34,441	73,369	—	35,229	187
Real estate
Commercial Mortgage
Owner occupied	17,663	21,225	—	18,213	380
Non-owner occupied	11,312	24,170	—	11,716	305
Residential Mortgage
Secured by 1-4 family, 1st lien	13,705	15,524	—	14,238	131
Secured by 1-4 family, junior lien	4,580	6,828	—	4,709	3
Installment	242	627	—	250	—

	$114,998	$183,133	$—	$118,494	$2,497
With an allowance recorded:
Commercial & Industrial	$10,233	$10,647	$6,160	$10,475	$34
Construction
1-4 family residential construction	6,454	6,504	2,387	6,722	237
Commercial construction	27,384	60,330	7,250	28,833	168
Real estate
Commercial Mortgage
Owner occupied	27,441	27,503	3,641	27,679	824
Non-owner occupied	4,393	6,008	845	4,432	—
Residential Mortgage
Secured by 1-4 family, 1st lien	18,617	19,061	4,225	18,756	767
Secured by 1-4 family, junior lien	2,063	2,171	1,157	2,150	10
Installment	50	49	38	54	—

	$96,635	$132,273	$25,703	$99,101	$2,040
Total:
Commercial & Industrial	$39,514	$46,891	$6,160	$40,724	$1,525
Construction	72,053	145,349	9,637	74,674	592
Real estate-commercial mortgage	60,809	78,906	4,486	62,040	1,509
Real estate-residential mortgage	38,965	43,584	5,382	39,853	911
Installment	292	676	38	304	—

Total	$211,633	$315,406	$25,703	$217,595	$4,537

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

Non-performing Assets

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and foreclosed real estate and repossessed assets. Total non-performing assets were $159.2 million or 8% of total assets at September 30, 2012 compared with $196.9 million or 9% of total assets at December 31, 2011. Non-performing assets (in thousands) were as follows.

	September 30, 2012	December 31, 2011
Loans 90 days past due and still accruing interest	$—	$84
Nonaccrual loans, including nonaccrual impaired loans	115,093	133,161
Foreclosed real estate and repossessed assets	44,061	63,613

Non-performing assets	$159,154	$196,858

Nonaccrual and Past Due Loans

The Company generally places loans on nonaccrual status when the collection of interest or principal becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever occurs first. When loans are placed on nonaccrual status, interest receivable is reversed against interest income recognized in the current period, and any prior year unpaid interest is charged off against the allowance for loan losses. Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collection of principal or interest is no longer doubtful. A reconciliation of non-performing loans to impaired loans (in thousands) for the periods ended September 30, 2012 and December 31, 2011 is as follows.

	September 30, 2012	December 31, 2011
Loans 90 days past due and still accruing interest	$—	$84
Nonaccrual loans, including nonaccrual impaired loans	115,093	133,161

Total non-performing loans	115,093	133,245
TDRs on accrual	16,933	21,168
Impaired loans on accrual	31,861	57,220

Total impaired loans	$163,887	$211,633

Nonaccrual loans were $115.1 million at September 30, 2012 compared to $133.2 million at December 31, 2011. If income on nonaccrual loans had been recorded under original terms, $5.7 million of additional interest income would have been recorded for the nine months ended September 30, 2012.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

Age Analysis of Past Due Loans

An age analysis of past due loans (in thousands) as of September 30, 2012 and December 31, 2011 is as follows.

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	>90 Days and
September 30, 2012	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruing
Commercial & Industrial	$1,766	$633	$26,820	$29,219	$217,906	$247,125	$—
Construction
1-4 family residential construction	245	—	2,962	3,207	13,432	16,639	—
Commercial construction	466	901	26,515	27,882	188,673	216,555	—
Real estate
Commercial Mortgage
Owner occupied	844	174	26,694	27,712	276,265	303,977	—
Non-owner occupied	811	426	6,061	7,298	221,609	228,907	—
Residential Mortgage
Secured by 1-4 family, 1st lien	1,222	391	18,436	20,049	207,595	227,644	—
Secured by 1-4 family, junior lien	396	466	7,233	8,095	143,819	151,914	—
Installment	397	—	372	769	23,533	24,302	—
Deferred loan fees and related costs	—	—	—	—	(130)	(130)	—

Total	$6,147	$2,991	$115,093	$124,231	$1,292,703	$1,416,933	$—

							Recorded
			Greater				Investment
	30-59 Days	60-89 Days	Than	Total		Total	>90 Days and
December 31, 2011	Past Due	Past Due	90 Days	Past Due	Current	Loans	Accruing
Commercial & Industrial	$1,715	$2,179	$17,097	$20,991	$235,067	$256,058	$—
Construction
1-4 family residential construction	594	—	4,415	5,009	18,522	23,531	—
Commercial construction	2,490	2,069	54,593	59,152	202,301	261,453	—
Real estate
Commercial Mortgage
Owner occupied	1,145	861	23,250	25,256	280,745	306,001	—
Non-owner occupied	3,647	193	9,076	12,916	203,135	216,051	—
Residential Mortgage
Secured by 1-4 family, 1st lien	8,979	1,698	18,185	28,862	222,148	251,010	—
Secured by 1-4 family, junior lien	1,069	228	6,337	7,634	156,313	163,947	—
Installment	78	56	292	426	26,099	26,525	84
Deferred loan fees and related costs	—	—	—	—	157	157	—

Total	$19,717	$7,284	$133,245	$160,246	$1,344,487	$1,504,733	$84

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

The internal rating system is a series of grades reflecting management’s risk assessment, based on its analysis of the borrower’s financial condition. The “pass” category consists of a range of loan grades that reflect increasing, though still acceptable, risk. Movement of risk through the various grade levels in the “pass” category is monitored for early identification of credit deterioration. The “special mention” rating is attached to loans where the borrower exhibits material negative financial trends due to company specific or systematic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations and the borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation. It is a transitional grade that is closely monitored for improvement or deterioration. The “substandard” rating is applied to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists. Loans are placed on “nonaccrual” when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. The following tables provide information (in thousands) on September 30, 2012 and December 31, 2011 about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator.

				Nonaccrual
September 30, 2012	Pass	Special Mention	Substandard	Loans	Total
Commercial & Industrial	$198,721	$14,115	$7,469	$26,820	$247,125
Construction
1-4 family residential construction	10,053	1,569	2,055	2,962	16,639
Commercial construction	109,933	36,035	44,072	26,515	216,555
Real estate
Commercial Mortgage
Owner occupied	210,799	45,801	20,683	26,694	303,977
Non-owner occupied	169,288	42,841	10,717	6,061	228,907
Residential Mortgage
Secured by 1-4 family, 1st lien	166,481	24,898	17,829	18,436	227,644
Secured by 1-4 family, junior lien	135,939	4,940	3,802	7,233	151,914
Installment	16,937	2,119	4,874	372	24,302
Deferred loan fees and related costs	(130)	—	—	—	(130)

Total	$1,018,021	$172,318	$111,501	$115,093	$1,416,933

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

				Nonaccrual
December 31, 2011	Pass	Special Mention	Substandard	Loans	Total
Commercial & Industrial	$177,347	$27,916	$33,698	$17,097	$256,058
Construction
1-4 family residential construction	9,483	482	9,151	4,415	23,531
Commercial construction	119,885	53,660	33,315	54,593	261,453
Real estate
Commercial Mortgage
Owner occupied	203,974	44,669	34,108	23,250	306,001
Non-owner occupied	152,829	41,636	12,510	9,076	216,051
Residential Mortgage
Secured by 1-4 family, 1st lien	183,243	30,424	19,158	18,185	251,010
Secured by 1-4 family, junior lien	145,495	4,695	7,420	6,337	163,947
Installment	17,913	3,881	4,523	208	26,525
Deferred loan fees and related costs	157	—	—	—	157

Total	$1,010,326	$207,363	$153,883	$133,161	$1,504,733

Modifications

All restructured loans are not necessarily considered Troubled Debt Restructurings (“TDRs”). A restructured loan results in a TDR when two conditions are present 1) a borrower is experiencing financial difficulty and 2) a creditor grants a concession, such as a reduction of stated interest rate less than the current market interest rate for the remaining original life of the debt, extension of maturity date and/or dates at a stated interest rate lower than the current market rate for new debt with similar risk, reduction of face amount or maturity amount of the debt as stated in the instrument or other agreement, or reduction of accrued interest. A concession may also include a transfer from the debtor to the creditor of receivables from third parties, real estate, or other assets to satisfy fully or partially a debt or an issuance or other granting of an equity interest to the creditor by the debtor to satisfy fully or partially a debt unless the equity interest is granted pursuant to existing terms for converting the debt into an equity interest. Additionally, it is necessary for the Company to expect to collect all amounts due.

As of September 30, 2012 and December 31, 2011, loans classified as TDRs were $37.0 million and $45.3 million, respectively. All of these were included in the impaired loan disclosure. Of this amount, $16.9 million was accruing and $20.1 million was nonaccruing at September 30, 2012 and $21.1 million was accruing and $24.2 million was nonaccruing at December 31, 2011. Loans that are on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers whether such loans may return to accrual status. TDRs in nonaccrual status are returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan in accordance with the modified terms. There were no nonaccrual TDRs that were returned to accrual status during the nine months ended September 30, 2012 and $316 thousand were returned to accrual status during the year ended December 31, 2011.

At a minimum, TDRs are reported as such during the calendar year in which the restructuring or modification takes place. In subsequent years, troubled debt restructured loans may be removed from this disclosure classification if the loan did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. The Company had one commercial construction loan for $1.1 million that met these qualifications and, therefore, was removed from TDR status during the third quarter of 2012.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

The following table shows the loans (in thousands, except number of contracts) that were determined by management to be TDRs at September 30, 2012 and December 31, 2011.

	September 30, 2012
		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Number of Contracts	Investment	Investment
Commercial & Industrial	7	$1,228	$1,090
Construction
1-4 family residential construction	1	2,128	1,582
Commercial construction	16	15,666	9,380
Real estate
Commercial Mortgage
Owner occupied	13	12,435	11,574
Non-owner occupied	4	7,695	7,533
Residential Mortgage
Secured by 1-4 family, 1st lien	25	6,309	5,631
Secured by 1-4 family, junior lien	1	181	181
Installment	—	—	—

Total	67	$45,642	$36,971

	December 31, 2011
		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
Troubled Debt Restructurings	Number of Contracts	Investment	Investment
Commercial & Industrial	6	$360	$222
Construction
1-4 family residential construction	1	2,128	1,598
Commercial construction	18	23,079	13,551
Real estate
Commercial Mortgage
Owner occupied	14	15,235	15,193
Non-owner occupied	3	7,413	7,251
Residential Mortgage
Secured by 1-4 family, 1st lien	29	7,631	7,343
Secured by 1-4 family, junior lien	1	190	190
Installment	—	—	—

Total	72	$56,036	$45,348

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

NOTE G – FORECLOSED REAL ESTATE AND REPOSSESSED ASSETS

Foreclosed assets are presented net of an allowance for losses. An analysis of the allowance for losses (in thousands) on foreclosed assets as of and for the nine months ended September 30, 2012 and 2011 is as follows.

	September 30, 2012	September 30, 2011
Balance at beginning of year	$20,022	$9,533
Provision for losses	7,262	11,792
Charge-offs	(8,995)	(2,731)

Balance at end of period	$18,289	$18,594

Expenses (in thousands) applicable to foreclosed real estate and repossessed assets for the three and nine months ended September 30, 2012 and 2011 include the following.

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Losses on sale of foreclosed real estate	$3,751	$1,690	$7,095	$3,820
Provision for losses	2,694	7,153	7,262	11,792
Operating expenses	1,115	1,241	2,222	3,105

Total	$7,560	$10,084	$16,579	$18,717

NOTE H – BUSINESS SEGMENT REPORTING

The Company defines its operating segments by product. The Company has two community banks, BOHR and Shore, which provide loan and deposit services through branches located in Virginia, North Carolina, and Maryland. In addition to its banking operations, the Company has two additional reportable segments: Mortgage, which encompasses the Company’s mortgage banking business, and Other. At the end of the third quarter of 2011, the Company sold Gateway Insurance Services, Inc., a wholly-owned subsidiary. Results for 2011 for Gateway Insurance Services, Inc. are reported in the segment “Other.”

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”). Segment profit and loss is measured by net income prior to corporate overhead allocation. Intersegment transactions are recorded at cost and eliminated as part of the consolidation process. Because of the interrelationships between the segments, the information is not indicative of how the segments would perform if they operated as independent entities. The following tables show certain financial information (in thousands) for the three and nine months ended September 30, 2012 and September 30, 2011 and as of September 30, 2012 and December 31, 2011 for each segment and in total.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

	Total	Elimination	BOHR	Shore	Mortgage	Other
Total Assets at September 30, 2012	$2,071,433	$(316,654)	$1,769,862	$318,549	$68,670	$231,006

Total Assets at December 31, 2011	$2,166,860	$(258,739)	$1,912,912	$277,267	$68,117	$167,303

Three Months Ended
September 30, 2012	Total	Elimination	BOHR	Shore	Mortgage	Other
Net interest income (loss)	$15,837	$—	$13,391	$2,819	$101	$(474)
Provision for loan losses	2,476	—	2,455	21	—	—

Net interest income (expense) after provision for loan losses	13,361	—	10,936	2,798	101	(474)
Noninterest income (loss)	2,200	(61)	(3,067)	102	5,186	40
Noninterest expense	20,394	(61)	15,301	2,019	3,094	41

Income (loss) before provision for income taxes	(4,833)	—	(7,432)	881	2,193	(475)
Provision for income taxes	—	—	—	—	—	—

Net income (loss)	(4,833)	—	(7,432)	881	2,193	(475)
Net income attributable to non-controlling interest	1,088	—	—	—	1,088	—

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$(5,921)	$—	$(7,432)	$881	$1,105	$(475)

Three Months Ended
September 30, 2011	Total	Elimination	BOHR	Shore	Mortgage	Other
Net interest income (loss)	$17,552	$—	$15,537	$2,577	$3	$(565)
Provision for loan losses	17,679	—	17,600	79	—	—

Net interest income (expense) after provision for loan losses	(127)	—	(2,063)	2,498	3	(565)
Noninterest income (loss)	(171)	(250)	(5,165)	548	2,734	1,962
Noninterest expense	24,086	(250)	18,382	2,465	2,152	1,337

Income (loss) before provision for income taxes	(24,384)	—	(25,610)	581	585	60
Provision for income taxes	2,110	—	2,107	3	—	—

Net income (loss)	(26,494)	—	(27,717)	578	585	60
Net income attributable to non-controlling interest	247	—	—	—	247	—

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$(26,741)	$—	$(27,717)	$578	$338	$60

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2012	Total	Elimination	BOHR	Shore	Mortgage	Other
Net interest income (loss)	$48,735	$—	$41,554	$8,207	$383	$(1,409)
Provision for loan losses	14,124	—	13,975	149	—	—

Net interest income (expense) after provision for loan losses	34,611	—	27,579	8,058	383	(1,409)
Noninterest income (loss)	7,301	(186)	(5,652)	467	12,299	373
Noninterest expense	59,072	(186)	44,310	6,406	7,978	564

Income (loss) before provision for income taxes	(17,160)	—	(22,383)	2,119	4,704	(1,600)
Provision for income taxes	—	—	—	—	—	—

Net income (loss)	(17,160)	—	(22,383)	2,119	4,704	(1,600)
Net income attributable to non-controlling interest	2,333	—	—	—	2,333	—

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$(19,493)	$—	$(22,383)	$2,119	$2,371	$(1,600)

Nine Months Ended September 30, 2011	Total	Elimination	BOHR	Shore	Mortgage	Other
Net interest income (loss)	$54,011	$—	$49,033	$6,546	$97	$(1,665)
Provision for loan losses	53,733	—	53,140	593	—	—

Net interest income (expense) after provision for loan losses	278	—	(4,107)	5,953	97	(1,665)
Noninterest income (loss)	5,337	(250)	(6,646)	1,961	5,923	4,349
Noninterest expense	80,281	(250)	62,270	7,210	6,510	4,541

Income (loss) before provision for income taxes	(74,666)	—	(73,023)	704	(490)	(1,857)
Provision for income taxes	2,154	—	2,107	47	—	—

Net income (loss)	(76,820)	—	(75,130)	657	(490)	(1,857)
Net income attributable to non-controlling interest	382	—	—	—	382	—

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$(77,202)	$—	$(75,130)	$657	$(872)	$(1,857)

NOTE I – DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives are a financial instrument whose value is based on one or more underlying assets. Beginning in September 2012, the Company began using derivative instruments to manage interest rate risk in its mortgage business. These derivatives are entered into as balance sheet risk management instruments, and therefore, are not designated as a hedge.

The Company originates mortgage loans for sale into the secondary market on both a “best efforts” and a “mandatory delivery” basis. Under the mandatory delivery program, mortgage loans held for sale and commitments to borrowers to originate loans at agreed upon interest rates expose the Company to changes in market rates and conditions subsequent to the interest rate lock and funding date. The Company’s risk management strategy related to its interest rate lock commitment derivatives and loans held for sale includes using mortgage-based derivatives such as forward delivery commitments and To-Be-Announced securities in order to mitigate market risk. For the nine months ended September 30, 2012, the Company recorded a loss totaling $102 thousand related to these derivatives which was offset by an increase in the carrying value of the underlying loans and interest rate lock commitments totaling $175 thousand.

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

(i)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at September 30, 2012 and December 31, 2011, and as such, the related fair values have not been estimated.

The estimated fair value (in thousands) of the Company’s financial instruments at September 30, 2012 and December 31, 2011 were as follows.

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Assets:
Cash and due from banks	$15,316	$15,316	$18,241	$18,241
Interest-bearing deposits in other banks	694	694	1,295	1,295
Overnight funds sold and due from FRB	119,242	119,242	118,531	118,531
Investment securities available for sale	293,335	293,335	284,470	284,470
Loans held for sale	60,360	60,360	63,171	63,171
Loans, net	1,362,489	1,373,943	1,429,786	1,464,121
Interest receivable	5,589	5,589	6,329	6,329
Bank-owned life insurance	52,840	52,840	51,579	51,579

Liabilities:
Deposits	1,630,943	1,683,593	1,798,034	1,769,449
FHLB borrowings	195,280	195,678	195,941	196,038
Other borrowings	40,903	41,374	40,617	40,617
Interest payable	4,590	4,590	3,751	3,751

Recurring Basis

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities that were elected as well as for certain assets and liabilities in which fair value is the primary basis of accounting. The following tables reflect the fair value (in thousands) of assets measured and recognized at fair value on a recurring basis in the consolidated balance sheets at September 30, 2012 and December 31, 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

		Fair Value Measurements at September 30, 2012 Using
Description	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available for sale:
U.S. agency securities	$34,274	$—	$34,274	$—
Mortgage-backed securities	255,017	—	255,017	—
State and municipal securities	631	—	631	—
Corporate bonds	2,932	—	2,932	—
Equity securities	481	247	—	234

Total investment securities available for sale	293,335	247	292,854	234

Derivative loan commitments	1,677	—	—	1,677

		Fair Value Measurements at December 31, 2011 Using
Description	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available for sale:
U.S. agency securities	$49,920	$—	$49,920	$—
Mortgage-backed securities	229,936	—	229,936	—
State and municipal securities	608	—	608	—
Corporate bonds	2,696	—	2,696	—
Equity securities	1,310	200	—	1,110

Total investment securities available for sale	284,470	200	283,160	1,110

Derivative loan commitments	549	—	—	549

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

The following table shows a reconciliation of fair value (in thousands) by level and category for the nine months ended September 30, 2012.

	Activity in Fair Value Measurements Nine Months Ended September 30, 2012
	Investment Securities Available for Sale			Derivative Loan Commitments
Description	Level 1	Level 2	Level 3	Level 3
Balance, December 31, 2011	$200	$283,160	$1,110	$549
Unrealized gains included in:
Earnings	—	259	220	—
Other comprehensive income	47	1,877	—	—
Purchases	—	127,048	—	—
Sales	—	(54,594)	(1,096)	—
Issuances	—	—	—	1,128
Settlements	—	(64,896)	—	—
Transfers in	—	—	—	—
Transfers out	—	—	—	—

Balance, September 30, 2012	$247	$292,854	$234	$1,677

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

Derivative Loan Commitments. The Company enters into commitments to originate mortgage loans whereby the interest rate is fixed prior to funding. These commitments, in which the Company intends to sell in the secondary market, are considered freestanding derivatives. These are carried at fair value and are included in other assets at September 30, 2012 and December 31, 2011.

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

To assist in the discounting process, a valuation matrix was developed to provide valuation guidance for collateral dependent loans and foreclosed real estate where it was deemed that an existing appraisal was outdated as to current market conditions. The matrix applies discounts to external appraisals depending on the type of real estate and age of the appraisal. The discounts are generally specific point estimates; however in some cases, the matrix allows for a small range of values. The discounts were based in part upon externally derived statistical data. The discounts were

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Notes to Consolidated Financial Statements

also based upon management’s knowledge of market conditions and prices of sales of foreclosed real estate. In addition, matrix value adjustments may be made by our independent appraisal group to reflect property value trends within specific markets as well as actual sales data from market transactions and/or foreclosed real estate sales. In the case where an appraisal is greater than two years old for collateral dependent impaired loans and foreclosed real estate, it is the Company’s policy to classify these as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2. The average age of appraisals for Level 3 valuations of collateral dependent loans was 3.85 years as of September 30, 2012. Management periodically reviews the discounts in the matrix as compared to valuations from updated appraisals and modifies the discounts accordingly should updated appraisals reflect valuations significantly different than those derived utilizing the matrix. To date, management believes the appraisal discount matrix has resulted in appropriate adjustments to existing appraisals thereby providing management with reasonable valuations for the collateral underlying the loan portfolio, however, while appraisals are indicators of fair value, the amount realized upon sale of these assets could be significantly different. The following tables represent the carrying amount (in thousands) for impaired loans at September 30, 2012 and December 31, 2011.

	Assets	Fair Value Measurements at
	Measured at	September 30, 2012 Using
Description	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$102,754	$—	$79,469	$23,285

	Assets	Fair Value Measurements at
	Measured at	December 31, 2011 Using
Description	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$123,806	$—	$107,659	$16,147

Our nonfinancial assets that are recognized or disclosed at fair value on a nonrecurring basis relate to foreclosed real estate and repossessed assets. The amounts below represent the carrying values (in thousands) for our foreclosed real estate and repossessed assets at September 30, 2012 and December 31, 2012.

	Assets	Fair Value Measurements at
	Measured at	September 30, 2012 Using
Description	Fair Value	Level 1	Level 2	Level 3
Foreclosed real estate and repossessed assets	$44,061	$—	$44,006	$55

	Assets	Fair Value Measurements at
	Measured at	December 31, 2011 Using
Description	Fair Value	Level 1	Level 2	Level 3
Foreclosed real estate and repossessed assets	$63,613	$—	$63,613	$—

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

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments, or results, you should carefully review the risk factors summarized below and the more detailed discussion in the “Risk Factors” section in our 2011 Form 10-K. Our risks include, without limitation, the following:

•

We incurred significant losses in 2009, 2010, 2011, and expect to incur significant losses in 2012, although at a lower level than in the previous years. While we expect to return to profitability in 2013, we can make no assurances to that effect;

•	Our capital needs could dilute your investment or otherwise affect your rights as a shareholder.

•

The determination of the appropriate balance of our allowance for loan losses is merely an estimate of the inherent risk of loss in our existing loan portfolio and may prove to be incorrect. If such estimate is proven to be materially incorrect and we are required to increase our allowance for loan losses, our results of operations, financial condition, and the value of our Common Stock would be materially adversely affected;

•	We have had, and may continue to have, large numbers of problem loans and difficulties with our loan administration, which could increase our losses related to loans;

•

If the value of real estate in the markets we serve were to further decline materially, a significant portion of our loan portfolio could become further under-collateralized, which could have a material adverse effect on our loan losses, results of operations, and financial condition;

•	An inability to maintain our regulatory capital position could adversely affect our operations;

•

The Company and BOHR have entered into a Written Agreement with the FRB and the Virginia Bureau of Financial Institutions that subjects the Company and BOHR to significant restrictions and requires us to designate a significant amount of our resources to complying with the agreement, and it may have a material adverse effect on our operations and the value of our securities;

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

•	FDIC insurance assessments could increase from our prior inability to maintain a “well-capitalized” status, which will further decrease earnings;

•	Our commercial real estate and equity line lending may expose us to a greater risk of loss and hurt our earnings and profitability;

•	A significant amount of our loan portfolio contains loans used to finance construction and land development, and these types of loans subject our loan portfolio to a higher degree of credit risk;

•

We are not paying dividends on our Common Stock and are currently prevented from doing so. The failure to resume paying dividends on our Common Stock may adversely affect the value of our Common Stock; and

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

Overview

Throughout the first nine months of 2012, economic activity in the markets in which our borrowers operate remained at historically low levels; however, the levels of loan delinquencies and rates of default continue to improve. The Company reported a net loss for the nine month period ended September 30, 2012, primarily resulting from additions to our provision for loan losses, the impact of nonaccrual loans on interest income, losses on foreclosed real estate and repossessed assets, and other expenses related to the resolution of problem loans. In light of past performance and the current economic environment, additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, while we expect that slowly improving economic conditions will continue to reduce the rate of additional provisions for loan losses and impairments of foreclosed real estate, we may continue to incur significant credit costs, which may continue to adversely impact our financial condition and results of operations throughout 2012. As of September 30, 2012, the Company exceeded the regulatory capital minimums and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.

Our primary source of revenue is net interest income earned by our bank subsidiaries. Net interest income represents interest and fees earned from lending and investment activities less the interest paid on deposits and borrowings. Net interest income may be impacted by variations in the volume and mix of interest-earning assets and interest-bearing liabilities, changes in the yields earned and the rates paid, level of non-performing assets, and the level of noninterest-bearing liabilities available to support earning assets. In addition to net interest income, noninterest income is another important source of revenue. Noninterest income is derived primarily from service charges on deposits and mortgage banking revenue. Losses on the sale or impairment of our foreclosed real estate and repossessed assets are recognized in noninterest income. Other factors that impact net loss attributable to Hampton Roads Bankshares, Inc. are the provision for loan losses and noninterest expense.

The following is a summary of our financial condition as of September 30, 2012 and our financial performance for the three and nine month periods then ended.

•

Assets were $2.1 billion. Total assets decreased by $95.4 million or 4% from $2.2 billion at December 31, 2011. The decrease in assets was primarily associated with an $87.8 million or 6% decrease in gross loans and a $19.6 million or 31% decrease in foreclosed real estate and repossessed assets partially offset by an $8.8 million or 3% increase in investment securities available for sale.

•

Investment securities available for sale increased $8.8 million to $293.3 million during the first nine months of 2012 from $284.5 million at December 31, 2011. The increase was primarily a result of purchases of mortgage-backed securities.

•

Gross loans decreased by $87.8 million or 6% during the nine months ended September 30, 2012 from $1.5 billion at December 31, 2011. The decrease in gross loans was attributed to charge-offs of nonperforming loans as well as pay downs and maturities of loans that exceeded new loans originated.

•

Allowance for loan losses at September 30, 2012 decreased $20.5 million to $54.4 million from $74.9 million at December 31, 2011 as net charge-offs, primarily on credits with specific reserves, exceeded additional provisions for loan losses. Both the absolute and relative levels of non-performing loans, particularly newly identified problem credits, decreased during the nine months ended September 30, 2012.

•

Deposits decreased $167.1 million or 9% from $1.8 billion at December 31, 2011 as a result of decreases of $122.8 million in time deposits under $100 thousand and $57.2 million in time deposits over $100 thousand offset by a $26.6 million increase in noninterest-bearing demand deposits. Declines in deposits resulted from the Company’s strategy of reducing interest rates in an effort to improve earnings, increasing net interest margin, and reducing excess liquidity.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

•

Net loss attributable to Hampton Roads Bankshares, Inc. for the three and nine months ended September 30, 2012 was $5.9 million or $0.05 per common diluted share and $19.5 million or $0.32 per common diluted share, respectively, as compared with net loss attributable to Hampton Roads Bankshares, Inc. of $26.7 million or $0.77 per common diluted share and $77.2 million or $2.28 per common diluted share for the three and nine months, respectively, ended September 30, 2011. The net loss for the nine months ended September 30, 2012 was primarily attributable to provision for loan losses expense of $14.1 million, the impact of nonaccrual loans on interest income, and losses on foreclosed real estate and repossessed assets of $14.4 million.

•

Net interest income decreased $1.7 million and $5.3 million for the three and nine months, respectively, ended September 30, 2012 as compared to the same period in 2011. The decrease was due primarily to the decreases in interest-earning assets during those time periods, partially offset by a decline in our funding costs.

•

Provision for loan losses for the three and nine months, respectively, ended September 30, 2012 was $2.5 million and $14.1 million, an 86% and 74% decrease over the comparable periods in 2011. The decrease was due to a reduction in newly identified problem loans and continuing declines in loans outstanding.

•

Noninterest income for the three and nine months, respectively, ended September 30, 2012 was $2.2 million and $7.3 million, a 1387% and 37% increase over the comparative periods in 2011. This was largely due to increases in mortgage banking revenue offset by the loss of insurance revenue resulting from the sale of our insurance subsidiary in August 2011 and lower amounts of losses on foreclosed real estate.

•

Noninterest expense was $20.4 million and $59.1 million for the three and nine months, respectively, ended September 30, 2012, which was a decrease of 15% and 26% over the comparable periods for 2011, as a result of cost saving initiatives throughout the operations of the Company, a one-time adjustment to our FDIC insurance expense that affected the first quarter of 2011, and a decrease in salaries and employee benefits.

•

Our effective tax rate was 0% for the nine months ended September 30, 2012 compared to (2.88)% for the comparable period in 2011. These rates differ from the statutory rate due to the valuation allowance against the Company’s deferred tax assets.

During 2011 and the first nine months of 2012, we have been focused on reducing operating expenses. As part of these efforts, we have sold or consolidated 18 branches since December 31, 2010, reducing our branch total to 40 at September 30, 2012.

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

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

We experienced a significant deterioration in credit quality throughout 2009 and 2010. Problem loans and non-performing assets rose and led to significant increases to the allowance for loan losses. During 2011 the Company had a significant reduction in newly identified problem loans and continued declines in loans outstanding due to pay downs and charge offs, and, as a result, we decreased the provision for loan losses significantly. This trend continued into the first nine months of 2012, and the Company decreased its provision for loan losses by $39.6 million during the first nine months of 2012 compared to the same period in 2011. In light of continued economic weakness, previously current borrowers have and may continue to default and real estate values have and may continue to decline; therefore, significant additional provisions for loan losses may be necessary to supplement the allowance for loan losses in the future. As a result, we may incur significant credit costs throughout the remainder of 2012, which would continue to adversely impact our financial condition, our results of operations, and the value of our Common Stock.

While we expect continued improvements in our results of operations for the remainder of 2012, we still expect a net loss for the year although a smaller loss than in previous years. We do not expect to return to profitability on an annual basis until at least 2013.

Impaired loans have decreased by $47.7 million since December 31, 2011. At September 30, 2012, the Company had $163.9 million in impaired loans and at December 31, 2011, we had $211.6 million. The majority of the decrease is from an $11.2 million decrease in impaired commercial and industrial loans and a $33.4 million decrease in impaired construction loans.

Our net interest income declined during the first nine months of 2012 compared to the same time period in 2011 as a result of a decline in the levels of earning assets and the related reduction of interest income, partially offset by declines in our funding costs. Our net interest margin increased to 3.61% for the nine months ended September 30, 2012 compared to 3.14% for the nine months ended September 30, 2011.

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

The value of the collateral underlying our loans has been falling due to the continued deterioration of economic conditions in the markets we serve. This decline diminishes our ability to recover on defaulted loans by selling the collateral, making it more likely that we would suffer additional losses on defaulted loans. Additionally, our decrease in asset quality and collateral value has required additions to our allowance for loan losses through increased provisions for loan losses as well as impairments of foreclosed real estate, which negatively impacts our operating results. We expect this trend to continue until economic conditions significantly improve. Further, the Company expects that losses on the sale of foreclosed real estate will continue to be elevated in the fourth quarter of 2012.

On November 2, 2010, the Company received from the DOJ a grand jury subpoena to produce information principally relating to the merger of Gateway Financial Holdings, Inc. (“GFH”) into the Company on December 31, 2008 and to loans made by GFH and its wholly-owned subsidiary, Gateway Bank & Trust Co. before GFH’s merger with the Company. The DOJ has informed the Company that it is not a target of the investigation at this time, and we are fully cooperating. Although we do not believe this matter will have a material adverse affect on the Company, we can give no assurances as to the timing or eventual outcome of this investigation.

In April 2011, the SEC informed the Company that it is conducting a formal investigation related to certain accounting matters. For a further discussion of this matter, see “Risk Factors – The formal investigation by the SEC may result in penalties, sanctions, or a restatement of our previously issued financial statements” in our 2011 Form 10-K.

On August 24, 2012, the Company announced that it completed the sale of deposits associated with the Company’s Wilmington, North Carolina branch to First Bancorp.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

On September 21, 2012, the Company announced that it completed the sale of all deposits and selected assets associated with its branches in Preston Corners and Chapel Hill, North Carolina to Bank of North Carolina, a subsidiary of BNC Bancorp.

On September 27, 2012, the Company announced the closing of a public common stock rights offering (the “Rights Offering”). The Company issued 21,000,687 shares of common stock, at a price of $0.70 per share, to holders of its common stock who elected to participate in the Rights Offering. Total proceeds from the Rights Offering were $14.7 million.

In connection with the Rights Offering, the Company was a party to a Standby Purchase Agreement with the following entities or their affiliates or managed funds: The Carlyle Group, L.P. (“Carlyle”), Anchorage Capital Group, L.L.C. (“Anchorage”), and CapGen Capital Group VI LP (“CapGen” and, together with Carlyle and Anchorage, the “Investors”). The Standby Purchase Agreement provided that the Investors would purchase from the Company, at the subscription price, a portion of the shares, if any, up to an aggregate of 53,518,176 shares, not subscribed for in the Rights Offering (the “Standby Purchase”). On September 27, 2012, pursuant to the terms of the Standby Purchase Agreement, the Investors purchased a total of 43,287,161 shares of the Company’s common stock at $0.70 per share in the Standby Purchase. Anchorage purchased 16,007,143 shares, CapGen purchased 11,272,875 shares and Carlyle purchased 16,007,143 shares. Total proceeds from the Standby Purchase were $30.3 million.

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

Net interest income for the nine months ended September 30, 2012 was $48.7 million, a decrease of $5.3 million from $54.0 million for the nine months ended September 30, 2011. The decrease in net interest income for the nine months was primarily the result of a decrease of $13.9 million in interest income from loans partially offset by the decrease in interest expense on deposits of $8.3 million for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Our net interest margin increased to 3.61% for the nine months ended September 30, 2012 from 3.14% during the nine months ended September 30, 2011. The increase in net interest margin from the prior period is due primarily to an overall reduction in the cost of funds and a change in the mix of interest-earning assets out of overnight funds sold and due from FRB into loans and investments.

Net interest income for the three months ended September 30, 2012 was $15.8 million, a decrease of $1.8 million from $17.6 million for the three months ended September 30, 2011. The decrease in net interest income for the three months was primarily the result of a decrease of $4.0 million in interest income from loans partially offset by the decrease in interest expense on deposits of $2.3 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Our net interest margin increased to 3.56% for the three months ended September 30, 2012 from 3.19% during the three months ended September 30, 2011.

Our interest-earning assets consist of loans, investment securities, overnight funds sold and due from FRB, and interest-bearing deposits in other banks. Interest income on loans, including fees, decreased $4.0 million and $13.9 million to $17.9 million and $56.0 million for the three and nine months, respectively, ended September 30, 2012 compared to the same periods during 2011. This decrease was predominantly a result of a $235.5 million decrease in average loan balance (excluding average nonaccrual loans) as well as the 36-basis point decrease in average yield during the nine months ended September 30, 2012 compared to the same time period during 2011. Interest income on

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

investment securities decreased $298 thousand and $1.4 million to $2.0 million and $6.0 million for the three and nine months, respectively, ended September 30, 2012 compared to the same periods during 2011. This decrease was due to a $28.8 million decrease in average investment securities as well as a 33-basis point decrease in average yield during the nine months ended September 30, 2012 compared to the same time period during 2011. Interest income on overnight funds sold and due from FRB decreased $177 thousand and $445 thousand for the three and nine months, respectively, ended September 30, 2012 compared to the same periods during 2011. The decrease for the nine months ended September 30, 2012 was largely due to the $235.1 million decrease in average overnight funds sold and due from FRB and a 2-basis point decrease in the average interest yield on overnight funds sold and due from FRB.

Our interest-bearing liabilities consist of deposit accounts and borrowings. Interest expense on deposits decreased $2.3 million and $8.3 million to $2.9 million and $9.9 million for the three and nine months, respectively, ended September 30, 2012 compared to the same periods during 2011. This decrease resulted from a $493.5 million decrease in average interest-bearing deposits and a 34-basis point decrease in the average interest rate paid on interest-bearing deposits for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. A reduction in the average rate paid on interest-bearing demand deposits to 0.41% and 0.38% for the first three and nine months, respectively, of 2012 from 0.54% and 0.63% for the first three and nine months, respectively, of 2011 as well as the reduction of the average rate paid on time deposits to 1.16% and 1.25% for the first three and nine months, respectively, of 2012 from 1.45% and 1.58% for the first three and nine months, respectively, of 2011 contributed significantly toward the decrease in overall deposit rates. Our average rate on savings deposits decreased from 0.17% and 0.21% during the three and nine months, respectively, ended September 30, 2011 to 0.12% and 0.13% during the three and nine months, respectively, ended September 30, 2012. Interest expense on borrowings, which consisted of FHLB borrowings and other borrowings, decreased $469 thousand and $2.1 million to $1.2 million and $3.6 million for the three and nine months, respectively, ended September 30, 2012 compared to the same periods during 2011. The 100-basis point decrease in the nine month average interest rate paid on borrowings and the $17.0 million decrease in the nine month average borrowings produced this result. To promote liquidity and enhance current earnings by way of reduction in interest expense and after a review of the Company’s current level of assumed interest rate risk, during the third quarter of 2011, the Company modified certain advances with the FHLB. A majority of the Company’s existing fixed-rate advances were restructured as floating rate obligations at a fixed spread to three month LIBOR with maturities ranging from 2.75 to 4 years.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The table below represents the average interest-earning assets and average interest-bearing liabilities (in thousands), the average yields earned on such assets and rates paid on such liabilities, the net interest margin, and the variance in interest income and expense caused by differences in average balances and rates for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended			Three Months Ended
	September 30, 2012			September 30, 2011			2012 Compared to 2011
							Interest
		Interest	Average		Interest	Average	Income/	Variance
	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to
	Balance	Expense	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Interest-earning assets
Loans	$1,361,612	$17,904	5.22%	$1,512,513	$21,945	5.76%	$(4,041)	$(1,958)	$(2,083)
Investment securities	322,306	1,986	2.44%	311,067	2,284	2.91%	(298)	(778)	480
Overnight funds sold and due from FRB	85,853	43	0.20%	357,585	220	0.24%	(177)	(33)	(144)
Interest-bearing deposits in other banks	793	—	0.23%	3,793	—	0.08%	—	3	(3)

Total interest-earning assets	1,770,564	19,933	4.47%	2,184,958	24,449	4.44%	(4,516)	(2,766)	(1,750)
Noninterest-earning assets	283,816			346,692

Total assets	$2,054,380			$2,531,650

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$534,234	$549	0.41%	$602,591	$826	0.54%	$(277)	$(189)	$(88)
Savings deposits	61,056	19	0.12%	65,461	28	0.17%	(9)	(7)	(2)
Time deposits	807,792	2,355	1.16%	1,202,121	4,401	1.45%	(2,046)	(775)	(1,271)

Total interest-bearing deposits	1,403,082	2,923	0.83%	1,870,173	5,255	1.11%	(2,332)	(971)	(1,361)
Borrowings	236,238	1,173	1.97%	242,241	1,642	2.69%	(469)	(429)	(40)

Total interest-bearing liabilities	1,639,320	4,096	0.99%	2,112,414	6,897	1.30%	(2,801)	(1,400)	(1,401)
Noninterest-bearing liabilities
Demand deposits	248,890			238,052
Other liabilities	17,151			23,340

Total noninterest-bearing liabilities	266,041			261,392

Total liabilities	1,905,361			2,373,806
Shareholders’ equity	149,019			157,844

Total liabilities and shareholders’ equity	$2,054,380			$2,531,650

Net interest income		$15,837			$17,552

Net interest spread			3.48%			3.14%
Net interest margin			3.56%			3.19%

Note: Interest income from loans included fees of $229 thousand at September 30, 2012 and $150 thousand at September 30, 2011. Average nonaccrual loans of $113.5 million and $178.6 million are excluded from average loans at September 30, 2012 and 2011, respectively. The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute amount of change in each.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011			2012 Compared to 2011
							Interest
		Interest	Average		Interest	Average	Income/	Variance
	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to
	Balance	Expense	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Interest-earning assets
Loans	$1,367,989	$56,026	5.47%	$1,603,518	$69,898	5.83%	$(13,872)	$(4,106)	$(9,766)
Investment securities	318,853	5,992	2.51%	347,613	7,381	2.84%	(1,389)	(811)	(578)
Overnight funds sold and due from FRB	113,574	189	0.22%	348,638	634	0.24%	(445)	(49)	(396)
Interest-bearing deposits in other banks	912	1	0.20%	2,635	2	0.12%	(1)	1	(2)

Total interest-earning assets	1,801,328	62,208	4.61%	2,302,404	77,915	4.52%	(15,707)	(4,965)	(10,742)
Noninterest-earning assets	298,688			352,293

Total assets	$2,100,016			$2,654,697

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$532,617	$1,499	0.38%	$637,544	$2,991	0.63%	$(1,492)	$(1,055)	$(437)
Savings deposits	61,992	61	0.13%	66,232	104	0.21%	(43)	(37)	(6)
Time deposits	893,632	8,355	1.25%	1,277,921	15,107	1.58%	(6,752)	(2,767)	(3,985)

Total interest-bearing deposits	1,488,241	9,915	0.89%	1,981,697	18,202	1.23%	(8,287)	(3,859)	(4,428)
Borrowings	236,371	3,558	2.01%	253,419	5,702	3.01%	(2,144)	(1,783)	(361)

Total interest-bearing liabilities	1,724,612	13,473	1.04%	2,235,116	23,904	1.43%	(10,431)	(5,642)	(4,789)
Noninterest-bearing liabilities
Demand deposits	234,191			230,474
Other liabilities	18,514			23,090

Total noninterest-bearing liabilities	252,705			253,564

Total liabilities	1,977,317			2,488,680
Shareholders’ equity	122,699			166,017

Total liabilities and shareholders’ equity	$2,100,016			$2,654,697

Net interest income		$48,735			$54,011

Net interest spread			3.57%			3.09%
Net interest margin			3.61%			3.14%

Note: Interest income from loans included fees of $666 thousand at September 30, 2012 and $627 thousand at September 30, 2011. Average nonaccrual loans of $127.5 million and $197.0 million are excluded from average loans at September 30, 2012 and 2011, respectively. The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute amount of change in each.

Noninterest Income. For the quarter ended September 30, 2012, total noninterest income was $2.2 million, an increase of $2.4 million as compared to negative $171 thousand for the third quarter of 2011. For the nine months ended September 30, 2012, we reported total noninterest income of $7.3 million, a $2.0 million or 37% increase over $5.3 million for the comparative period of 2011. Noninterest income comprised 13% and 10% of total revenue for the first nine months of 2012 and 2011, respectively.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following table provides a summary of noninterest income (in thousands) for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service charges on deposit accounts	$1,276	$1,483	$3,883	$4,458
Mortgage banking revenue	5,186	2,734	12,299	5,923
Gain on sale of investment securities	218	1,222	479	1,414
Gain (loss) on sale of premises and equipment	—	12	(47)	(30)
Losses on foreclosed real estate and repossessed assets	(6,445)	(8,843)	(14,357)	(15,612)
Other-than-temporary impairment of securities	—	(218)	—	(309)
Insurance revenue	—	395	—	2,656
Brokerage revenue	33	76	147	212
Income from bank-owned life insurance	399	524	1,261	1,442
Gain on sale of insurance company	—	1,251	—	1,251
Visa check card income	624	571	1,782	1,694
ATM surcharge and network fees	121	202	448	616
Rental income	118	166	307	593
Other	670	254	1,099	1,029

Total noninterest income (loss)	$2,200	$(171)	$7,301	$5,337

Service charges on deposit accounts decreased $207 thousand and $575 thousand to $1.3 million and $3.9 million for the three and nine months, respectively, ended September 30, 2012 compared to $1.5 million and $4.5 million for the same periods in 2011 due to reduced overdraft activity. Mortgage banking revenue increased to $5.2 million and $12.3 million in the three and nine month periods, respectively, ended September 30, 2012 compared to $2.7 million and $5.9 million in the prior year periods due to a 42% increase in origination activity. The deteriorating economy and continued declines in certain real estate values caused losses on foreclosed real estate and repossessed assets of $6.4 million and $14.4 million during the three and nine months, respectively, ended September 30, 2012. During the same periods in 2011, losses on foreclosed real estate and repossessed assets were $8.8 million and $15.6 million. In August 2011 we sold our insurance subsidiary and, accordingly, recorded no insurance revenue for the three and nine month periods ended September 30, 2012; we recorded $395 thousand and $2.7 million of insurance revenue for the three and nine month periods, respectively, ended September 30, 2011. Additionally, we had revenue from our brokerage subsidiary of $33 thousand and $147 thousand for the three and nine months, respectively, ended September 30, 2012 compared to $76 thousand and $212 thousand for comparative 2011.

Noninterest Expense. Noninterest expense represents our operating and overhead expenses. Total noninterest expense decreased $3.7 million and $21.2 million or 15% and 26% for the three and nine months, respectively, ended September 30, 2012 compared to $24.1 million and $80.3 million for the three and nine months, respectively, ended September 30, 2011. This decrease was partially attributed to a $5.1 million decrease in salaries and employee benefits and a $6.3 million decrease in FDIC insurance during the first nine months of 2012. The efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income excluding securities gains was 114% and 106% for the first three and nine months of 2012 compared to 149% and 139% for the first three and nine months, respectively, of 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following table provides a summary of total noninterest expense (in thousands) for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Salaries and employee benefits	$10,117	$10,429	$28,973	$34,041
Occupancy	1,928	2,287	5,483	7,549
Professional and consultant fees	1,514	2,670	4,852	7,441
Problem loan and repossessed asset costs	1,245	1,612	2,761	4,164
FDIC insurance	1,129	1,291	3,530	9,856
Data processing	970	1,283	2,986	3,489
Equipment	667	931	2,101	2,580
Other	2,824	3,583	8,386	11,161

Total noninterest expense	$20,394	$24,086	$59,072	$80,281

Salaries and employee benefits expense in the three and nine months, respectively, ended September 30, 2012 decreased $312 thousand and $5.1 million to $10.1 million and $28.9 million compared to $10.4 million and $34.0 million for the same periods in 2011 as a direct result of a reduction in personnel. Occupancy expense decreased $359 thousand and $2.1 million for the first three and nine months of 2012 compared to the same periods in 2011 due to the closure and sale of select branches during 2012. Professional and consultant fees were $1.5 million and $4.9 million for the three and nine months, respectively, ended September 30, 2012 compared to $2.7 million and $7.4 million for comparative 2011; these fees decreased primarily due to lower legal fees associated with loan collection activities and a reduction in the Company’s use of third party consultants. Problem loan and repossessed asset costs decreased $367 thousand and $1.4 million to $1.2 million and $2.8 million for the three and nine months, respectively, ended September 30, 2012 compared to the same periods during 2011 due to the shrinking portfolio of foreclosed assets. FDIC insurance was $1.1 million and $3.5 million for the three and nine months, respectively, ended September 30, 2012 as compared with $1.3 million and $9.9 million for the same period in 2011; the first quarter of 2011 included a one-time adjustment to FDIC insurance assessment expense of $5.4 million. Data processing expense decreased $313 thousand and $503 thousand for the three and nine months ended September 30, 2012 over the $1.3 million and $3.5 million for the three and nine months ended September 30, 2011 due to renegotiations on certain data processing contracts. For the three and nine months, respectively, ended September 30, 2012, equipment expense was $667 thousand and $2.1 million compared to $931 thousand and $2.6 million for the same periods in 2011.

Income Tax Provision. The Company had no income tax expense for the first nine months of 2012 compared to an income tax expense of $2.2 million for comparative period 2011. The 2011 expense is a result of the additional valuation allowance required after the sale of the insurance subsidiary and the decrease in the related deferred tax liability associated with the intangible book of business. Management assesses the realizability of the deferred tax asset on a quarterly basis, considering both positive and negative evidence in determining whether it is more likely than not that some portion or all of the net deferred tax asset including its net operating loss carryforward would not be realized. A valuation allowance for the entire net deferred tax asset has been established. Section 382 limitations related to the Company’s recapitalization during the quarter ended September 30, 2010 add further uncertainty as to the realizability of the deferred tax assets in future periods.

ANALYSIS OF FINANCIAL CONDITION

Cash and Cash Equivalents. Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB. Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity. Cash and cash equivalents as of September 30, 2012 were $135.3 million compared to $138.1 million at December 31, 2011 and consisted mainly of deposits with the FRB. Because the Company had raised significant deposits in prior years and additional capital through the issuance of Common Stock as well as loan demand being weak, it is in a highly liquid position. In the future, the Company expects to utilize its cash on hand to support loan origination activity.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Securities. Our investment portfolio at September 30, 2012 consisted primarily of available-for-sale U.S. agency and mortgage-backed securities. Our available-for-sale securities are reported at estimated fair value. They are used primarily for liquidity, earnings, and asset/liability management purposes and are reviewed quarterly for possible impairment. At September 30, 2012, the estimated fair value of our available-for-sale investment securities was $293.3 million, an increase of $8.8 million or 3% from $284.5 million at December 31, 2011. The increase was primarily the result of an increase in purchases of mortgage-backed securities.

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

Our loan portfolio decreased $87.8 million or 6% to $1.4 billion as of September 30, 2012. Commercial and industrial loans decreased 3% to $247.1 million at September 30, 2012 compared with $256.1 million at December 31, 2011. Construction loans decreased 18% to $233.2 million at September 30, 2012 as compared to $285.0 million at December 31, 2011, thus lowering the concentration of construction loans to 16% of the total loan portfolio at September 30, 2012 compared with 19% at December 31, 2011. Real estate commercial mortgages increased 2% to $532.9 million at September 30, 2012 compared to $522.1 million at December 31, 2011. Real estate residential mortgages decreased 9% to $379.6 million at September 30, 2012 as compared with $415.0 million at December 31, 2011. Installment loans decreased 8% to $24.3 million at September 30, 2012 compared with $26.5 million at December 31, 2011. The contraction seen in the overall loan portfolio stems from the write-off and resolution of problem credits and payments in excess of new loan growth partially offset by new loan demand from credit-worthy borrowers that continues to remain at relatively low levels. Our continued focus will be on managing the entire loan portfolio through the current challenging economic conditions. Additionally, our prudent business practices and internal guidelines and underwriting standards will continue to be followed in making lending decisions in order to manage exposure to loan losses.

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

The allowance for loan losses was $54.4 million or 3.84% of outstanding loans as of September 30, 2012 compared with $74.9 million or 4.98% of outstanding loans as of December 31, 2011. Pooled loan allocations decreased to $28.1 million at September 30, 2012 from $44.0 million at December 31, 2011 primarily due to decreases in the size of the overall loan portfolio. The general component of the allowance is based on several factors, including historical loan loss experience in accordance with our existing charge-off policy as well as economic and other qualitative considerations. Historical loss rates are based on a three-year weighted average with recent period loss rates weighted more heavily. An adjustment is then applied to each loss rate based on assessments of loss trends, collateral values, and economic and business influences impacting expected losses. Specific loan allocations decreased to $19.8 million at September 30, 2012 from $25.7 million at December 31, 2011, primarily due to decreased charge-offs and a slowing rate of additional loan defaults. Unallocated allowances increased to $6.6 million at September 30, 2012 from $5.3 million at December 31, 2011. The following table provides a breakdown of the allowance for loan losses and other related information (in thousands) at September 30, 2012 and December 31, 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

	September 30, 2012	December 31, 2011
Allowance for loan losses:
Pooled component	$28,091	$43,956
Specific component	19,780	25,703
Unallocated component	6,573	5,288

Total	$54,444	$74,947

Impaired loans	$163,887	$211,633
Non-impaired loans	1,253,046	1,293,100

Total loans	$1,416,933	$1,504,733

Pooled component as % of non-impaired loans	2.24%	3.40%
Specific component as % of impaired loans	12.07%	12.15%

Allowance as % of loans	3.84%	4.98%
Allowance as % of nonaccrual loans	47.30%	56.28%

Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any loan category. Net charge-offs were $34.6 million for the nine months ended September 30, 2012 as compared with $127.9 million for the nine months ended September 30, 2011. Net charge-offs in the construction category account for $6.7 million or 19% of these net charge-offs in 2012 and $84.2 million or 66% in 2011. Construction loans, particularly land acquisition and development loans, tend to be riskier than other categories, and we have been steadily decreasing our exposure to this type of loan. Net commercial and industrial charge-offs were $14.5 million with two loans comprising approximately $8.9 million of the total. Net charge-offs $6.3 million for commercial mortgage, $6.9 million for residential mortgage, and $254 thousand for installment loans for the nine months ended September 30, 2012.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

The specific allowance for loan losses necessary for impaired loans is based on a loan-by-loan analysis and varies between impaired loans largely due to the fair value of collateral. Additionally, pooled loan allocations vary depending on a number of assumptions and trends. As a result, the ratio of allowance for loan losses to nonaccrual loans is not sufficient for measuring the adequacy of the allowance for loan losses. Therefore, the following ratios are used by management in assessing the adequacy of the allowance for loan losses at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Non-performing loans for which full loss has been charged off to total loans	3.70%	3.51%
Non-performing loans for which full loss has been charged off to non-performing loans	45.55%	39.71%
Charge off rate for non-performing loans for which the full loss has been charged off	50.93%	60.38%
Coverage ratio net of non-performing loans for which the full loss has been charged off	86.87%	93.35%
Total allowance divided by total loans less non-performing loans for which the full loss has been charged off	3.99%	5.16%
Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	28.21%	26.60%

There was a decrease in the coverage ratio net of non-performing loans for which the full loss has been charged off to 86.87% at September 30, 2012 from 93.35% at December 31, 2011 due to the $20.5 million decrease in the allowance for loan losses as well as the $18.2 million decrease in non-performing loans. The decrease in the coverage ratio is the result of the more rapid decline in the overall allowance for loan losses than the decline in non-performing loans since year end 2011. The reduction in the allowance for loan losses is the result of declining historical losses over the last three years that have acted to steadily reduce the general reserve component of the consolidated allowance and an overall decrease in the size of the loan portfolio.

At September 30, 2012, management believed the level of the allowance for loan losses to be commensurate with the risk existing in our loan portfolio. However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.

Deposits. Deposits are the primary source of funds for use in lending and general business purposes. Our balance sheet growth is largely determined by the availability of deposits in our markets and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios. Total deposits at September 30, 2012 were $1.6 billion, a decrease of 9% from $1.8 billion at December 31, 2011. This decrease is a result of declines in brokered deposits and the Company’s decision to consolidate or sell a number of bank branches as a way to reduce operating expenses and improve efficiency. Changes in the deposit categories include an increase of $26.6 million in noninterest-bearing demand deposits, a decrease of $13.0 million in interest-bearing demand deposits, and a decrease of $608 thousand in savings accounts from December 31, 2011 to September 30, 2012. Total time deposits under $100 thousand decreased $122.8 million to $402.5 million at September 30, 2012 from $525.3 million at December 31, 2011.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Time deposits over $100 thousand decreased $57.2 million to $388.6 million at September 30, 2012 from $445.8 million at December 31, 2011. The changes in time deposits was primarily due to lower rates offered on certificates of deposit resulting in run-off as maturity dates were reached, particularly in the national market time deposit portfolio.

Total brokered deposits were $52.2 million or 3% of deposits at September 30, 2012, which was a decrease of $45.3 million from the total brokered deposits of $97.5 million at December 31, 2011. During the first six months of 2012, BOHR did not qualify as “well capitalized” and was, therefore, restricted from accepting new brokered deposits. While BOHR qualifies as “well capitalized” at September 30, 2012 and is no longer completely restricted from accepting new brokered deposits, according to the Written Agreement, it may only accept new brokered deposits up to the level maintained at the time the Written Agreement was entered into. Interest-bearing demand deposits included $9.5 million brokered money market funds at September 30, 2012, which was $5.7 million lower than the $15.2 million balance of brokered money market funds outstanding at December 31, 2011. Brokered CDs represented $42.7 million, which was a decrease of $39.6 million from the $82.3 million of brokered CDs outstanding at December 31, 2011.

The Company continues to focus on core deposit growth as its primary source of funding. Core deposits typically are non-brokered and consist of noninterest-bearing demand accounts, interest-bearing checking accounts, money market accounts, savings accounts, and time deposits of less than $100 thousand. Core deposits totaled $1.2 billion or 73% of total deposits at September 30, 2012 and $1.3 billion or 70% at December 31, 2011.

Borrowings. We use short-term and long-term borrowings from various sources including the FHLB, reverse repurchase agreements, and trust preferred securities. We manage the level of our borrowings to ensure that we have adequate sources of liquidity. Our FHLB borrowings on September 30, 2012 were $195.3 million compared to $195.9 million at December 31, 2011.

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

We continued to maintain a strong liquidity position during the first nine months of 2012. Cash and cash equivalents were $135.3 million and available-for-sale investment securities were $293.3 million as of September 30, 2012. At September 30, 2012, our Banks had credit lines in the amount of $221.5 million at the FHLB with advances of $195.3 million currently utilized. At December 31, 2011, our Banks had credit lines in the amount of $228.3 million at the FHLB with advances of $195.9 million utilized. These lines may be utilized for short- and/or long-term borrowing. At September 30, 2012 and December 31, 2011, all our FHLB borrowings were long-term. We also possess additional sources of liquidity through a variety of borrowing arrangements. The Banks maintain federal funds lines with one regional banking institution and through the FRB Discount Window. These available lines totaled approximately $37.0 million and $58.1 million at September 30, 2012 and December 31, 2011, respectively; these lines were not utilized for borrowing purposes.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Capital Resources. Total shareholders’ equity increased $74.3 million or 65% to $188.0 million at September 30, 2012 compared to $113.7 million at December 31, 2011. This increase in shareholders’ equity was primarily a result of the Capital Raise offset by net losses through the first nine months of the year.

The Company and the Banks are subject to regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by regulation to ensure capital adequacy. Tier I capital is comprised of shareholders’ equity, net of unrealized gains or losses on available-for-sale securities, less intangible assets, while total risk-based capital adds certain debt instruments and qualifying allowances for loan losses. As of September 30, 2012, our consolidated regulatory capital ratios are Tier 1 Leverage Ratio of 10.07%, Tier 1 Risk-Based Capital Ratio of 12.88%, and Total Risk-Based Capital Ratio of 14.16%. As of September 30, 2012, the Company exceeded the regulatory capital minimums, and BOHR and Shore were considered “well capitalized” under the risk-based capital standards. Their Tier 1 Leverage Ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital Ratio were as follows: 8.37%, 10.48%, and 11.76%, respectively, for BOHR and 9.97%, 14.93%, and 16.04%, respectively, for Shore.

On September 27, 2012, the Company closed on the remaining two components of its $95.0 million Capital Raise: the Rights Offering and the Standby Purchase of shares not purchased in the Rights Offering. The Company previously closed the first component of the Capital Raise on June 27, 2012, the Private Placement. The Capital Raise resulted in $95.0 million in gross proceeds for which the Company issued, in the aggregate, 135,717,307 shares of Common Stock at a price of $0.70 per share.

The Capital Raise resulted in an adjustment to the warrant to purchase Common Stock currently held by the Treasury. The Treasury holds a Treasury Warrant that, before the Capital Raise, entitled it to purchase 53,034 shares of Common Stock at an exercise price of $10.00 per share. Because the Capital Raise was not excluded from the operation of the anti-dilution provisions of the Treasury Warrant, as a result of the Capital Raise, the number of shares purchasable under the Treasury Warrant were adjusted to 757,643 shares of our Common Stock and the exercise price to purchase such shares was adjusted to $0.70 per share.

In January 2010, the Company exercised its right to defer all quarterly distributions on the trust preferred securities (in thousands) it assumed in connection with its merger with GFH (collectively, the “Trust Preferred Securities”), which are identified below.

	Carrying Amount (in thousands)	Par Amount (in thousands)	Interest Rate	Redeemable On Or After	Mandatory Redemption
Gateway Capital Statutory Trust I	$5,397	$8,000	LIBOR + 3.10%	September 17, 2008	September 17, 2033
Gateway Capital Statutory Trust II	4,430	7,000	LIBOR + 2.65%	July 17, 2009	June 17, 2034
Gateway Capital Statutory Trust III	7,882	15,000	LIBOR + 1.50%	May 30, 2011	May 30, 2036
Gateway Capital Statutory Trust IV	13,106	25,000	LIBOR + 1.55%	July 30, 2012	July 30, 2037

Interest payable under the Trust Preferred Securities continues to accrue during the deferral period and interest on the deferred interest also accrues, both of which must be paid at the end of the deferral period and totaled $3.8 million at September 30, 2012. Prior to the expiration of the deferral period, the Company has the right to further defer interest payments, provided that no deferral period, together with all prior deferrals, exceeds 20 consecutive quarters and that no event of default (as defined by the terms of the applicable Trust Preferred Securities) has occurred and is continuing at the time of the deferral. The Company was not in default with respect to the terms of the Trust Preferred Securities at the time the quarterly payments were deferred and such deferrals did not cause an event of default under the terms of the Trust Preferred Securities.

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

	September 30, 2012	December 31, 2011
Shareholders’ equity	$187,960	$113,668
Less: intangible assets	2,745	3,751

Shareholders’ equity - tangible	$185,215	$109,917

Common shareholders’ equity	$187,960	$113,668
Less: intangible assets	2,745	3,751

Common shareholders’ equity - tangible	$185,215	$109,917

Shareholders’ equity (average)	$122,699	$157,408
Less: intangible assets (average)	3,234	8,137

Shareholders’ equity - tangible (average)	$119,465	$149,271

Common shareholders’ equity (average)	$122,699	$157,408
Less: intangible assets (average)	3,234	8,137

Common shareholders’ equity - tangible (average)	$119,465	$149,271

Return on average common equity	(21.22%)	(62.65%)
Impact of excluding intangible assets	(0.58%)	(3.41%)

Return on average common equity - tangible	(21.80%)	(66.06%)

Book value per common share	$1.10	$3.29
Impact of excluding intangible assets	(0.01)	(0.11)

Book value per common share - tangible	$1.09	$3.18

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

The expected effect on net interest income for the twelve months following September 30, 2012 and December 31, 2011 due to an immediate change in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

	September 30, 2012		December 31, 2011
(in thousands)	Change in Net Interest Income		Change in Net Interest Income
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$1,364	2.19%	$(2,074)	(2.95)%
+100 basis points	666	1.07%	(1,118)	(1.59)%
-100 basis points	(1,477)	(2.37)%	(762)	(1.08)%
-200 basis points	N/A	N/A	N/A	N/A

At September 30, 2012, we projected a decrease in net interest income in a decreasing interest rate environment and an increase in net interest income in increasing rate environments. At December 31, 2011, we projected a decrease in net interest income in both increasing and decreasing interest rate environments with a more profound effect occurring during a period of increasing interest rates. It should be noted, however, that the simulation analysis is based upon equivalent changes in interest rates for all categories of assets and liabilities. In normal operating conditions, interest rate changes rarely occur in such a uniform manner. Many factors affect the timing and magnitude of interest rate changes on financial instruments. In addition, management may deploy strategies that offset some of the impact of changes in interest rates. Consequently, variations should be expected from the projections resulting from the controlled conditions of the simulation analysis.

HAMPTON ROADS BANKSHARES, INC.

PART I. FINANCIAL INFORMATION

Item 4. Controls and Procedures

As of September 30, 2012, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to our Business

We incurred significant losses in 2009, 2010, 2011, and expect to incur significant losses in 2012, although at a lower level than in the previous years. While we expect to return to profitability in 2013, we can make no assurances to that effect.

Throughout 2009, 2010, 2011, and in the first nine months of 2012, our loan customers continued to operate in an economically stressed environment. Economic conditions in the markets in which we operate remain constrained and the levels of loan delinquencies and defaults that we experienced were substantially higher than historical levels and our net interest income did not grow significantly.

As a result, our net loss attributable to Hampton Roads Bankshares, Inc. for the nine months ended September 30, 2012 was $19.5 million or $0.32 per common diluted share compared to our net loss attributable to Hampton Roads Bankshares, Inc. for the nine months ended September 30, 2011 of $77.2 million or $2.28 per common diluted share. The net loss for the nine months ended September 30, 2012 was primarily attributable to a significant provision for loan losses, the impact of nonaccrual loans on interest income, and losses on foreclosed real estate and repossessed assets. Our net interest income decreased $5.3 million for the nine months ended September 30, 2012 as compared to the same period in 2011. This trend may continue for the remainder of 2012 and could adversely impact our ability to become profitable. In light of the current economic environment, significant additional provisions for loan losses also may be necessary to supplement the allowance for loan losses in the future. As a result, we may continue to incur significant credit costs and net losses for the remainder of 2012, which would continue to adversely impact our financial condition, results of operations, and the value of our Common Stock. We expect to incur a net loss for the 2012 year taken as a whole, and we can make no assurances as to when we will be profitable. Additional losses could cause us to incur future net losses and could adversely affect the price of, and market for, our Common Stock.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to our expenses that represents management’s best estimate of probable losses within our existing portfolio of loans. Our allowance for loan losses was $54.4 million at September 30, 2012, which represented 3.84% of our total loans, as compared to $74.9 million, or 4.98% of total loans, at December 31, 2011. The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and unidentified losses inherent in the current loan portfolio. For further discussion on the impact continued weak economic conditions have on the collateral underlying our loan portfolio, see “If the value of real estate in the markets we serve were to further decline materially, a significant portion of our loan portfolio could become further under-collateralized, which could result in a material increase in our allowance for loan losses and have a material adverse effect on us.”

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses of loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance for loan losses may be required in the future if economic conditions should worsen. Any such increases in the allowance for loan losses may have a material adverse effect on our results of operations, financial condition, and the value of our Common Stock.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

We have had, and may continue to have, large numbers of problem loans and difficulties with our loan administration, which could increase our losses related to loans.

Our non-performing assets as a percentage of total assets were at 11% at September 30, 2012. On September 30, 2012, less than 1% of our loans were 30 to 89 days delinquent and were treated as performing assets. Based on these delinquencies, more loans may become non-performing. The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets.

In the past, our management of non-performing loans was, at times, not as strong as we would prefer. In 2009, we hired an independent third party to review a significant portion of our loans. The independent third party discovered several deficiencies with our loan management that we have since taken steps to remedy. The following deficiencies were identified at that time: updated appraisals on problem loans and large loans secured by real estate were not always being obtained; better organized credit files were needed; additional resources were needed to manage problem loans; and we lacked well-defined internal workout policies and procedures.

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

With approximately three-fourths of our loans concentrated in the regions of Hampton Roads, Richmond, and the Eastern Shore in Virginia and the Triangle region of North Carolina, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. Moreover, our markets in the Outer Banks of North Carolina have been especially hard hit by recent declines in real estate values. A further decline in property values could diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer additional losses on defaulted loans. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would negatively impact our results of operations. Also a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose real estate portfolios are more geographically diverse. The local economies where the Company does business are heavily reliant on military spending and may be adversely impacted by significant cuts to such spending that might result from recent Congressional budgetary enactments. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, government rules or policies, and natural disasters. While our policy is to obtain updated appraisals on a periodic basis, there are no assurances that we may be able to realize the amount indicated in the appraisal upon disposition of the underlying property.

An inability to maintain our regulatory capital position could adversely affect our operations.

At September 30, 2012, BOHR and Shore were classified as “well capitalized” for regulatory capital purposes. However, impairments to our loan or securities portfolio, declines in our earnings, or a combination of these or other factors could change our capital position in a relatively short period of time. Further BOHR may not accept new brokered deposits in excess of the level it had at the time it entered into the June 17, 2010 Written Agreement with the FRB and the Bureau of Financial Institutions until it is no longer subject to the Written Agreement. Additionally, if it

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

is unable to remain “well capitalized,” it will not be able to renew or accept brokered deposits without prior regulatory approval or offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it would be more difficult for us to attract new deposits as our existing brokered deposits mature and do not rollover and to retain or increase non-brokered deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, we might be subject to higher FDIC insurance premiums, which will reduce our earnings.

The Company and BOHR have entered into a Written Agreement with the FRB and the Virginia Bureau of Financial Institutions that subjects the Company and BOHR to significant restrictions and requires us to designate a significant amount of our resources to complying with the agreement, and it may have a material adverse effect on our operations and the value of our securities.

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

This description of the Written Agreement is qualified in its entirety by reference to the copy of the Written Agreement filed with the Company’s Current Report on Form 8-K, filed June 17, 2010. To date, the Company and BOHR have met all of the deadlines for taking actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement. The Board of Directors oversees the Company’s compliance with the terms of the Written Agreement and has met each month to review compliance. Written plans have been submitted for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations. The Company has also submitted its written policies and procedures for maintaining an adequate allowance for loan losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $2.5 million. Additionally, the Company instituted the required review process for all classified loans. Previously, the Company charged off the assets identified as loss from the previous examination. Moreover, the Company raised $295.0 million in the closings of several related capital transactions in the third and fourth quarters of 2010 and $95.0 million in the Capital Raise that closed in the third quarter of 2012. As of September 30, 2012, BOHR and Shore were above the “well-capitalized” threshold with respect to their Tier 1 Risk-Based Capital Ratio, Leverage Ratio, and Total Risk-Based Capital Ratio. As a result, management believes that, except for our significant level of loan losses, the Company and BOHR are in full compliance with the terms of the Written Agreement.

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

The Dodd-Frank Act permanently lifted the FDIC coverage limit to $250,000. The Dodd-Frank Act also revised the assessment methodology for funding the Deposit Insurance Fund (“DIF”) requiring that assessments be based on an institution’s average consolidated total assets minus average tangible equity, rather than the institution’s deposits. In addition, in May 2009, the FDIC announced that it had voted to levy a special assessment on insured institutions in order to facilitate the rebuilding of the DIF. The assessment was equal to five-basis points of the Company’s total assets minus Tier 1 capital as of June 30, 2009. The FDIC has indicated that future special assessments are possible.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

In addition, under the FDIC’s risk-based deposit insurance assessment system, an institution’s assessment rate varies according to certain financial ratios, its supervisory evaluations, and other factors. Our inability to maintain a “well-capitalized” status during the first half of 2012 could impact our risk category and could cause our assessment to increase significantly in 2012 compared to 2011, which could decrease our earnings.

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

Our business strategy centers, in part, on offering commercial and equity line loans secured by real estate in order to generate interest income. These types of loans generally have higher yields and shorter maturities than traditional one-to-four family residential mortgage loans. At September 30, 2012, commercial real estate and equity line lending totaled approximately $675.2 million, which represented 48% of total loans. Such loans increase our credit risk profile relative to other financial institutions that have lower concentrations of commercial real estate and equity line loans.

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

A significant amount of our loan portfolio contains loans used to finance construction and land development. Construction financing typically involves a higher degree of credit risk than financing on improved, owner-occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction, the marketability of the property, and the bid price and estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of the value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project whose value is insufficient to assure full repayment. When lending to builders, the cost of construction breakdown is provided by the builder, as well as supported by an appraisal. Although our underwriting criteria were designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to our operations.

At September 30, 2012, we had loans of $233.2 million or 16% of total loans outstanding to finance construction and land development. Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

We are not paying dividends on our Common Stock and currently are prevented from doing so. The failure to resume paying dividends on our Common Stock may adversely affect the value of our Common Stock.

We paid cash dividends on our Common Stock prior to the third quarter of 2009. During the third quarter of 2009, we suspended dividend payments. We are prevented by our regulators from paying dividends until our financial position improves. In addition, the retained deficit of BOHR, our principal banking subsidiary, is approximately $469.0 million as of September 30, 2012. Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings. It is unlikely in the foreseeable future that we would be able to pay dividends if BOHR cannot pay dividends to us. Although we can seek to obtain a waiver of this prohibition, our regulators may choose not to grant such a waiver, and we would not expect to be granted a waiver or be released from this obligation until our financial performance and retained earnings improve significantly. As a result, there is no assurance if or when we will be able to resume paying cash dividends.

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

The market price of our Common Stock could drop if our existing shareholders decide to sell their shares. As of September 30, 2012, Carlyle, Anchorage, CapGen, and affiliates of Fir Tree, Inc. owned 24.9%, 24.9%, 30.0%, and 9.6%, respectively, of the outstanding shares of our Common Stock. Pursuant to various definitive investment agreements that we have entered into with these shareholders, each of the shareholders listed above received certain registration rights covering the resale of shares of our Common Stock. In addition, the shares of certain of these shareholders may be traded, subject to certain volume limitations in some cases, pursuant to Rule 144 under the Securities Act. If any of these shareholders sell large amounts of our Common Stock, or other investors perceive such sales to be imminent, the market price of our Common Stock could drop significantly.

In addition, as of September 30, 2012, the U.S. Treasury owned 1% of the outstanding shares of our Common Stock plus a warrant to purchase an additional 757,629 shares of our Common Stock, which represents the share adjustment triggered by the Private Placement. In connection with the issuance of such shares of Common Stock and the warrant, we entered into an Exchange Agreement with the Treasury, under the terms of which the Treasury received certain registration rights covering the resale of such shares of Common Stock or the warrant, and the shares are freely transferable pursuant to Rule 144 under the Securities Act. The sale of the shares of Common Stock owned by the Treasury, the exercise of the warrant, and sale of the underlying shares of Common Stock, or the perception by other investors that such sales are imminent, could adversely affect the market for our Common Stock.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of the Company’s Common Stock in the open market and through privately negotiated transactions. There were no share repurchase transactions conducted during the third quarter of 2012.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

HAMPTON ROADS BANKSHARES, INC.

PART II. OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Hampton Roads Bankshares, Inc. (as electronically amended and restated, effective June 25, 2012), incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 dated July 13, 2012.

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	The following materials from the Hampton Roads Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: November 8, 2012	/s/ Stephen P. Theobald
Stephen P. Theobald
Chief Financial Officer