Form 10-K
period 2012-12-31
HAMPTON ROADS BANKSHARES INC
filed 2013-03-25
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

Commission File Number 001-32968

HAMPTON ROADS BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Virginia	54-2053718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

641 Lynnhaven Parkway Virginia Beach, Virginia	23452
(Address of principal executive offices)	(Zip Code)

(757) 217-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $14,470,328

The number of shares outstanding of the issuer’s Common Stock as of March 15, 2013 was 170,265,150 shares, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2012 are incorporated by reference into Part II, which excerpts from the Annual Report are filed herewith as Exhibit 13.1.

Hampton Roads Bankshares, Inc.

Form 10-K Annual Report

For the Year Ended December 31, 2012

ii

PART 1

ITEM 1—BUSINESS

Overview

Unless indicated otherwise, the terms “we,” “us,” or “our” refer to Hampton Roads Bankshares, Inc. and its consolidated subsidiaries.

Hampton Roads Bankshares, Inc. (the “Company”), a Virginia corporation, incorporated under the laws of the Commonwealth of Virginia on February 28, 2001, serves as a multi-bank holding company for Bank of Hampton Roads (“BOHR”) and Shore Bank (“Shore” and collectively, the “Banks”). Other wholly-owned subsidiaries include Shore Investments, Inc. and Hampton Roads Investments, Inc., which provide securities, brokerage, and investment advisory services. Hampton Roads Investments, Inc. is currently inactive, and the Company is in the process of consolidating it into Shore Investments, Inc. The Company expects this process to be complete in the first quarter of 2013.

On June 1, 2008, the Company acquired via merger all the outstanding shares of Shore Financial Corporation, making Shore a wholly-owned subsidiary of the Company. Shore has a wholly-owned subsidiary, Shore Investments, Inc.

On December 31, 2008, the Company acquired via merger all of the outstanding shares of Gateway Financial Holdings, Inc. (“GFH”) making Gateway Bank & Trust Co. (“Gateway”) a wholly-owned subsidiary of the Company. At the time of acquisition, Gateway had four wholly-owned subsidiaries: Gateway Title Company, Gateway Insurance Services, Inc., Gateway Investment Services, Inc., and Gateway Bank Mortgage, Inc. On May 11, 2009, Gateway was dissolved and merged into BOHR; the subsidiaries became wholly-owned subsidiaries of BOHR. On October 29, 2010, Gateway Title Company was sold, and on August 1, 2011, Gateway Insurance Services, Inc. was sold.

BOHR is a Virginia state-chartered commercial bank with 20 full-service offices in the Hampton Roads region of southeastern Virginia, including eight offices in the city of Chesapeake, three offices in the city of Norfolk, seven offices in the city of Virginia Beach, one office in Emporia, and one office in the city of Suffolk. In addition, BOHR has 13 full-service offices located in Richmond, Virginia and the Northeastern and Research Triangle regions of North Carolina that do business as Gateway. BOHR has three wholly-owned operating subsidiaries: Harbour Asset Servicing, Inc., which assists BOHR in selling its foreclosed real estate; Gateway Investment Services, Inc., which assists customers in their securities brokerage activities through an arrangement with an unaffiliated broker-dealer earning revenue through a commission sharing arrangement with the unaffiliated broker-dealer; and Gateway Bank Mortgage, Inc., which provides mortgage banking services such as originating and processing mortgage loans for sale into the secondary market.

Shore is a Virginia state-chartered commercial bank with seven full-service offices and an investment center located on the Delmarva Peninsula, otherwise known as the Eastern Shore. Shore operates on the Virginia and Maryland portions of the Eastern Shore, including the counties of Accomack and Northampton in Virginia and the Pocomoke City and Salisbury market areas in Maryland. Shore’s subsidiary, Shore Investments, Inc., provides non-deposit investment products including stocks, bonds, mutual funds, and insurance products. Shore Investments has an investment in a Virginia title insurance agency that enables Shore to offer title insurance policies to its real estate loan customers. On July 7, 2011, Shore expanded its Maryland banking operations into the West Ocean City, Maryland area with the opening of a Loan Production Office. Additionally, a Loan Production Office was opened in Rehoboth Beach, Delaware on June 1, 2012.

During 2011 and 2012 one of our priorities was to return our focus to core community banking by making choices to reduce branches in close proximity with one another and in less profitable markets. On December 31, 2010, we had 58 branches, and by December 31, 2012, we had reduced our branches to 40.

The Company and BOHR entered into a Written Agreement with the Federal Reserve Bank of Richmond (“FRB”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (“Bureau of Financial Institutions”), effective June 17, 2010. Shore is not a party to the Written Agreement. Under the terms of the Written Agreement, BOHR has agreed to certain actions and restrictions on its operations. To date, the Company and BOHR have met all of the deadlines for taking actions required by the Written Agreement, including strengthening our capital position. Refer to “Risk Factors – Risks Relating to our Business – The Company and BOHR have entered into a Written Agreement with the FRB and the Bureau of Financial Institutions that subjects the Company and BOHR to significant restrictions and requires us to designate a significant amount of our resources to complying with the agreement, and it may have a material adverse effect on our operations and the value of our securities” for further information.

Our principal executive office is located at 641 Lynnhaven Parkway, Virginia Beach, Virginia 23452 and our telephone number is (757) 217-1000. The Company’s common stock, par value $0.01 per share (the “Common Stock”), trades on the NASDAQ Global Select Market under the symbol “HMPR.” A significant portion of our outstanding Common Stock is owned by three institutional investors.

Business

Principal Products or Services

Hampton Roads Bankshares, Inc. engages in a general community and commercial banking business, targeting the needs of individuals and small—to medium-sized businesses in our primary service areas, which include the Hampton Roads region of southeastern Virginia, the Northeastern and Research Triangle regions of North Carolina, the Eastern Shore of Virginia and Maryland, and Richmond, Virginia. The Company’s primary products are traditional loan and deposit banking services.

We offer a broad range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, Negotiable Order of Withdrawal accounts, savings accounts, and individual retirement accounts as well as certificates of deposit with a range of maturity date options. The primary sources of deposits are small—and medium-sized businesses and individuals within our target markets. Additionally, we obtain both national certificates of deposit and brokered certificates of deposit. Pursuant to the Written Agreement, however, BOHR is currently prohibited from accepting brokered deposits at a level greater than at the time when the Written Agreement was entered into.

All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum allowed by law. Additionally and pursuant to Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the FDIC has adopted final rules whereby it provided unlimited deposit insurance for noninterest-bearing transaction accounts through December 31, 2012. This includes personal and business noninterest-bearing deposit and checking accounts and certain types of attorney trust accounts. This temporary unlimited coverage is in addition to the FDIC’s coverage of $250,000 available to depositors under the FDIC’s general deposit insurance rules.

We offer a range of commercial, real estate, and consumer loans. Our loan portfolio is comprised of the following categories: commercial and industrial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment. Commercial and industrial loans are loans to businesses which are typically not collateralized by real estate. Generally, the purpose of commercial and industrial loans is for the financing of accounts receivable, inventory, or equipment and machinery. Construction loans are made to individuals and businesses for the purpose of construction of single family residential properties, multi-family properties, and commercial projects as well as the development of residential neighborhoods and commercial office parks. We continue to decrease our exposure to this category of loans within our portfolio. Commercial mortgage loans are made for the purchase and re-financing of owner occupied commercial properties as well as non-owner occupied income producing properties. Our residential mortgage portfolio includes first and junior lien mortgage loans, home equity lines of credit, and other term loans secured by first and junior lien mortgages. Installment loans are made on a regular basis for personal, family, and general household purposes. More specifically, we make automobile loans, home improvement loans, loans for vacations, and debt consolidation loans. Our primary lending objective is to meet business and consumer needs in our market areas while maintaining our standards of profitability and credit quality and enhancing client relationships. All lending decisions are based upon an evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan. With few exceptions, personal guarantees are required on all loans.

We offer other banking-related specialized products and services to our customers, such as travelers’ checks, coin counters, wire services, online banking, and safe deposit box services. Additionally, we offer our commercial customers various cash management products including remote deposit capture that allows them to make electronic check deposits from their offices. We issue letters of credit and standby letters of credit, most of which are related to real estate construction loans, for some of our commercial customers. We have not engaged in any securitizations of loans.

Additional Services

In addition to its banking operations, the Company has two other reportable segments: Mortgage and Other. Gateway Bank Mortgage, Inc. comprises our Mortgage segment and engages in originating and processing mortgage loans. Our Other segment includes two of our wholly-owned subsidiaries, Shore Investments, Inc. and Gateway Investment Services, Inc., which provide securities, brokerage, and investment advisory services and are capable of handling many aspects of wealth management including stocks, bonds, annuities, mutual funds, and financial consultations. At the end of the third quarter of 2011, the Company sold Gateway Insurance Services, Inc., a wholly-owned subsidiary. As a result of the sale, the Company’s insurance segment was combined with the investment segment and holding company into the reportable segment “Other.” For financial information about our business segments, see Note 16, Business Segment Reporting, of the Notes to the Company’s consolidated financial statements.

We offer telephone banking and internet banking to our customers. These services allow both commercial and retail customers to access detailed account information and execute a wide variety of banking transactions, including balance transfers and bill payment, by means other than a traditional teller or automated teller machine (“ATM”). We believe these services are particularly attractive to our customers, as these services enable them to conduct their banking business and monitor their accounts at any time. Telephone and internet banking assist us in attracting and retaining customers and encourage our existing customers to consider us for all of their banking and financial needs.

Throughout our markets, we have a network of forty-eight ATMs, which are also accessible by the customers of our subsidiary banks. Our customers can also access ATMs not owned by the Banks, these ATMs are referred to as foreign ATMs.

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

Market

The Company’s market area includes the Hampton Roads cities of Chesapeake, Norfolk, Virginia Beach, Portsmouth, and Suffolk, Virginia; the Northeastern and Research Triangle regions of North Carolina; the Eastern Shore of Virginia and Maryland; Richmond, Virginia; Ocean City, Maryland; and Rehoboth Beach, Delaware. This region has a diverse, well-rounded economy supported by a solid manufacturing base and a significant military presence. The Company has no significant concentrations to any one customer.

Government Supervision and Regulation

General

As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

Other federal and state laws govern the activities of our Banks, including the activities in which they may engage, the investments they may make, the aggregate amount of loans they may grant to one borrower, and the dividends they may declare and pay to us. Our banking subsidiaries are also subject to various consumer and compliance laws. As Virginia state-chartered banks, BOHR and Shore are primarily subject to regulation, supervision, and examination by the Bureau of Financial Institutions. In addition, we are regulated and supervised by the Federal Reserve through the FRB. We must furnish to the Federal Reserve quarterly and annual reports containing detailed financial statements and schedules. All aspects of our operations, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends, and establishment of branches are governed by these authorities. These authorities are able to impose penalties, initiate civil and administrative actions, and take further steps to prevent us from engaging in unsafe or unsound practices. In this regard, the Federal Reserve has adopted capital adequacy requirements.

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

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act (the “Acts”), together with their regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company, which is generally deemed to occur if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Under the Acts, prior notice to the Federal Reserve is required if a person acquires 10% or more, but less than 25%, of any class of voting securities and if the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption. CapGen has received Federal Reserve approval as a bank holding company to “control” the Company and currently owns 29.97% of the outstanding Common Stock. None of our other investors currently owns 25% or more of the outstanding Common Stock of the Company.

Capital Requirements

The Federal Reserve has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises. The federal capital standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure as adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Under the risk-based capital requirements, the Company and our bank subsidiaries are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit). At least half of the total capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings, qualifying perpetual preferred stock, and minority interests in common equity accounts of consolidated subsidiaries, less certain intangible assets. The remainder may consist of “Tier 2 Capital,” which is defined as subordinated debt, some hybrid capital instruments and other qualifying preferred stock, and a limited amount of the allowance for loan losses and pretax net unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 Capital to adjusted average quarterly assets equal to 3% to 5%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In summary, the capital measures used by the federal banking regulators are Total Risk-Based Capital ratio (the total of Tier 1 Capital and Tier 2 Capital as a percentage of total risk-weighted assets), Tier 1 Risk-Based Capital ratio (Tier 1 capital divided by total risk-weighted assets), and the Leverage ratio (Tier 1 capital divided by adjusted average total assets). Generally, under these regulations, a bank will be:

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

In addition, the Federal Reserve may require banks to maintain capital at levels higher than those required by general regulatory requirements. BOHR and Shore were “well capitalized” at December 31, 2012.

The risk-based capital standards of the FDIC and the FRB explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

Proposed Changes in Capital Requirements

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems (“Basel III”). Basel III, if and when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity. As a result of multiple factors including the current condition of the banking industry within the U.S. and abroad, the banking agencies have delayed implementation of the rules which were to have been phased in between January 1, 2013 and January 1, 2019. There can be no assurance as to what the final rules will ultimately require or whether we will be able to meet all of the minimum requirements once implemented.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased-in, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5% plus a “capital conservation buffer” of 2.5%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0% plus the capital conservation buffer, (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0% plus the capital conservation buffer, and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Basel III also provides for a “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk that, when fully implemented, would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5%. The capital conservation buffer is designed to absorb losses during periods of economic stress.

Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. The Company does not have any recognized mortgage servicing rights, deferred tax assets, or significant investments in non-consolidated entities as of December 31, 2012.

Implementation of the deductions and other adjustments to CET1 are currently expected to be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer is currently expected to be phased in over a four-year period (increasing by that amount on each subsequent January 1 until it reaches 2.5%).

The Board of Governors of the Federal Reserve System (the “Board of Governors”), the FDIC, and the Office of the Comptroller of the Currency (“OCC”) issued a joint Notice of Proposed Rulemaking in June 2012 (the “Basel III Notice”), which proposes to implement Basel III under regulations substantially consistent with the above. One additional proposed change from current practice proposed in the Basel III Notice, included as part of the definition of CET1 capital, would require banking institutions to generally include the amount of Additional Other Comprehensive Income (which primarily consists of unrealized gains and losses on available for sale securities which are not required to be treated as OTTI, net of tax) in calculating regulatory capital. The Basel III Notice also proposes a 4% minimum leverage ratio.

Additionally, the Board of Governors, the FDIC, and the OCC issued a second Notice of Proposed Rulemaking in June 2012 (the “Standardized Approach Notice”), which would change the manner of calculating risk weighted assets. Under this Notice, new methodologies for determining risk-weighted assets in the general capital rules are proposed, including revisions to recognition of credit risk mitigation, a greater recognition of financial collateral, and a wider range of eligible guarantors. They also include risk weighting of equity exposures and past due loans, potential changes in the weighting of residential mortgage loans to a range between 35% and 200%, depending on the risk characteristics of the loan, and higher (greater than 100%) risk weighting for certain commercial real estate exposures that have higher credit risk profiles, including higher loan to value and equity components.

The Basel III Notice also proposes a change in the prompt corrective action capital requirements effective in 2015. Under the proposal, an institution would be deemed to be: (i) “well capitalized” if it has a total risk based capital ratio of 10.0% or more, a Tier 1 risk based capital ratio of 8.0% or more, a CET1 risk based capital ratio of 6.5% or more, and a leverage capital ratio of 5.0% or more, (ii) “adequately capitalized” if it has a total risk based capital ratio of 8.0% or more, a Tier 1 risk based capital ratio of 6.0% or more, a CET1 risk based capital ratio of 4.5% or more, and a leverage capital ratio of 4.0% or more, (iii) “undercapitalized” if it has a total risk based capital ratio of less than 8.0%, a Tier 1 risk based capital ratio of less than 6.0%, a CET1 risk based capital ratio of less than 4.5%, and a leverage capital ratio of less than 4.0%, (iv) “significantly undercapitalized” if it has a total risk based capital ratio of less than 6.0%, a Tier 1 risk based capital ratio of less than 4.0%, a CET1 risk based capital ratio of less than 3.0%, and a leverage capital ratio of less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is less than or equal to 2.0%. Tangible equity would be defined for this purpose as Tier 1 capital (common equity Tier 1 capital plus any additional Tier 1 capital elements) plus any outstanding perpetual preferred stock that is not already included in Tier 1 capital.

The components of the Basel III framework remain subject to revision or amendment, as are the rules proposed by the U.S. regulatory agencies in the Basel III Notice and Standardized Approach Notice. Accordingly, the regulations ultimately applicable to the Bank may be substantially different from the Basel III final framework as published in December 2010 and as proposed in the Basel III Notice and Standardized Approach Notice. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets and changes in the manner of calculating risk weighted assets could adversely impact our net income and return on equity.

Payment of Dividends

The Company is a legal entity separate and distinct from the Banks and their subsidiaries. Substantially all of our cash revenues will result from dividends paid to us by our Banks and interest earned on short-term investments. Our Banks are subject to laws and regulations that limit the amount of dividends that they can pay. Under Virginia law, a bank may declare a dividend out of the bank’s net undivided profits, but not in excess of its accumulated retained earnings. Additionally, our Banks may not declare a dividend, unless the dividend is approved by the Federal Reserve, if the total amount of all dividends, including the proposed dividend, declared by the bank in any calendar year exceeds the total of the bank’s retained net income of that year to date, combined with its retained net income of the two preceding years. Federal Reserve regulations also provide that a bank may not declare a dividend in excess of its undivided profits without Federal Reserve approval. Our Banks may not declare or pay any dividend if, after making the dividend, the bank would be “undercapitalized,” as defined in the banking regulations. As of December 31, 2012, both the Company and BOHR were prevented by the Written Agreement from paying dividends without prior regulatory approval.

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

Insurance of Accounts, Assessments, and Regulation by the FDIC

The deposits of our bank subsidiaries are insured by the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance assessments of the Deposit Insurance Fund (“DIF”) of the FDIC. Under the Dodd-Frank Act (refer to discussion below), a permanent increase in deposit insurance was authorized to $250,000. The coverage limit is per depositor, per insured depository institution for each ownership category.

This system is intended to tie each bank’s deposit insurance assessments to the risk it poses to the FDIC’s DIF. Under the risk-based assessment system, the FDIC evaluates each bank’s risk based on three primary factors: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if applicable. In addition to being influenced by the risk profile of the particular depository institution, FDIC premiums are also influenced by the size of the DIF in relation to total deposits in FDIC insured banks. Rates vary between 2.5 and 45 basis points, depending on the insured institution’s Risk Category. Initial base assessment rates range from 5-9 basis points for Risk Category I institutions to 35 basis points for Risk Category IV institutions. In addition, premiums increase for institutions that rely on excessive amounts of brokered deposits to fund rapid growth, excluding Certificate of Deposit Account Registry Service (“CDARS”), and decrease for institutions’ unsecured debt. After applying all possible adjustments, minimum and maximum total base assessment rates range from 2.5-9 basis points for Risk Category I institutions to 30-45 basis points for Risk Category IV institutions. Either an increase in the Risk Category of our bank subsidiaries or adjustments to the base assessment rates could have a material adverse effect on our earnings. As the DIF reserve ratio is replenished to certain thresholds in the future, these assessment rates will decrease without further action by the FDIC being required. The FDIC also has authority to impose special assessments.

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

Additionally, by participating in the transaction account guarantee program under the FDIC Temporary Liquidity Guaranty Program (“TLGP”), banks temporarily become subject to an additional assessment on deposits in excess of $250,000 in certain transaction accounts and additionally for assessments from 50 basis points to 100 basis points per annum depending on the initial maturity of the debt. Further, all FDIC insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal Government established to recapitalize the predecessor to the DIF. The FICO assessment rate, which is determined quarterly, was 0.00160% of total assets during the fourth quarter of 2012. These assessments will continue until the FICO bonds mature in 2019.

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

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Act, which significantly changes the regulation of financial institutions and the financial services industry, was signed into law. The Dodd-Frank Act, together with the regulations to be developed thereunder, includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future. The Dodd-Frank Act requires a number of federal agencies to adopt a broad range of new rules and regulations and to prepare various studies and reports for Congress. The federal agencies are given significant discretion in drafting these rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for some time.

The Dodd-Frank Act, among other things, changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base; permanently raises the current standard deposit insurance limit to $250,000; and expands the FDIC’s authority to raise insurance premiums. Furthermore, noninterest-bearing transaction accounts were fully insured through December 31, 2012. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10.0 billion.

In addition, bank regulators are required to establish minimum capital levels for holding companies that are at least as stringent as those currently applicable to banks. The Dodd-Frank Act also limits interchange fees payable on debit card transactions. The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly-traded companies and allows financial institutions to pay interest on business checking accounts. The legislation also restricts proprietary trading, places restrictions on the owning or sponsoring of hedge and private equity funds, and regulates the derivatives activities of banks and their affiliates.

Consumer Financial Protection Bureau

The Dodd-Frank Act created a new, independent federal agency, the Consumer Financial Protection Bureau (“CFPB”) having broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10.0 billion or more in assets. Smaller institutions, including the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive, or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Emergency Economic Stabilization Act of 2008 (“EESA”)

The EESA, enacted on October 3, 2008, authorized the Secretary of the Treasury (the “Secretary”) to purchase or guarantee up to $700.0 billion in troubled assets from financial institutions under the Troubled Asset Relief Program (“TARP”). Pursuant to authority granted under EESA, the Secretary created the TARP Capital Purchase Program (“TARP CPP” or “CPP”) under which the Treasury could invest up to $250.0 billion in senior preferred stock of U.S. banks and savings associations or their holding companies.

On December 31, 2008 as part of the Treasury’s Capital Purchase Program (“TARP”), the Company entered into a Letter Agreement and Securities Purchase Agreement with the Treasury, pursuant to which the Company sold 80,347 shares of our Fixed-Rate Cumulative Perpetual Preferred Stock, Series C, no par value per share, having a liquidation preference of $1,000 per share (the “Series C Preferred”) and a warrant (the “Warrant”) to purchase 53,035 shares of our Common Stock at an initial exercise price of $227.25 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $80.3 million in cash.

On August 12, 2010 the Company and Treasury executed the Exchange Agreement, which provided for (i) the exchange of 80,347 shares of Series C Preferred for 80,347 shares of a newly-created Series C-1 preferred stock (“Series C-1 Preferred”) with a liquidation preference of $1,000, (ii) the conversion of the Series C-1 Preferred at a discounted conversion value of $6,500 per share into 2,089,022 shares of Common Stock at a conversion price of $10.00 per share, and (iii) the amendment of the terms of the Warrant to provide for the purchase of up to 53,035 shares of Common Stock at an exercise price of $10.00 per share for a ten-year term following the issuance of the amended warrant to the Treasury (the “Amended TARP Warrant”). The Company and the Treasury consummated the transactions contemplated by the Exchange Agreement on September 30, 2010.

On September 27, 2012, as a result of the capital raise and the Amended TARP Warrant not being excluded from the operation of the anti-dilution provisions, the number of shares purchasable was adjusted to 757,643 shares of Company Common Stock and the exercise price to purchase such shares was adjusted to $0.70 per share.

As a result of the Company’s participation in the TARP CPP, it is required to meet certain standards for executive compensation and corporate governance set forth in EESA, as amended, by the American Recovery and Reinvestment Act of 2009 and Treasury’s implementing regulations thereunder. On June 15, 2009, the Treasury published its standards for executive compensation and corporate governance. These standards include, in part, (1) prohibitions on making golden parachute payments to senior executive officers and the next 5 most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP remains outstanding (the “Restricted Period”), (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of the subject employee’s annual compensation that do not fully vest during the Restricted Period unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that TARP CPP participants provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains, or other criteria later found to be materially inaccurate, with the Secretary having authority to negotiate for reimbursement, and (4) a review by the Secretary of all bonuses and other compensation paid by TARP participants to senior executive employees and the next 20 most highly-compensated employees before the date of enactment of the ARRA to determine whether such payments were consistent with the purposes of the Act.

The Treasury’s standards also set forth additional corporate governance obligations for TARP recipients, including semi-annual meetings of compensation committees of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans. TARP recipients are further required to have in place company-wide policies regarding excessive or luxury expenditures, permit non-binding shareholder “say-on-pay” proposals to be included in proxy materials, as well as require written certifications by the chief executive officer and chief financial officer with respect to compliance.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations, and corporate reporting for companies with equity or debt securities registered under the Exchange Act, as amended. In particular, the Sarbanes-Oxley Act established (1) requirements for audit committees, including independence, expertise, and responsibilities; (2) certification responsibilities for the Chief Executive Officer and Chief Financial Officer with respect to the Company’s financial statements; (3) standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for reporting companies and their directors and executive officers; and (5) increased civil and criminal penalties for violation of the federal securities laws.

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

Community Reinvestment Act of 1977 (“CRA”)

Under the CRA and related regulations, depository institutions have an affirmative obligation to assist in meeting the credit needs of their market areas, including low—and moderate-income areas, consistent with safe and sound banking practice. The CRA requires the adoption by each institution of a CRA statement for each of its market areas describing the depository institution’s efforts to assist in its community’s credit needs. Depository institutions are periodically examined for compliance with the CRA and are periodically assigned ratings in this regard. Banking regulators consider a depository institution’s CRA rating when reviewing applications to establish new branches, undertake new lines of business, and/or acquire part or all of another depository institution. An unsatisfactory rating can significantly delay or even prohibit regulatory approval of a proposed transaction by a bank holding company or its depository institution subsidiaries.

The GLBA and federal bank regulators have made various changes to the CRA. Among other changes, CRA agreements with private parties must be disclosed and annual reports must be made to a bank’s primary federal regulator. A bank holding company or any of its subsidiaries will not be permitted to engage in new activities authorized under the GLBA if any bank subsidiary received less than a “satisfactory” rating in its latest CRA examination. During our last CRA exam, our rating was “satisfactory.”

Monetary Policy

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the FRB. The instruments of monetary policy employed by the Federal Reserve include open market operations in United States government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against deposits held by federally insured banks. The FRB’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and international economies and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of our bank subsidiaries, their subsidiaries, or any of our other subsidiaries.

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

The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee, and similar other types of transactions. Section 23B applies to “covered transactions” as well as sales of assets and payments of money to an affiliate. These transactions must also be conducted on terms substantially the same as, or at least as favorable to those that, the bank has provided to non-affiliates.

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

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers, and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act and Regulation O, loans to a director, an executive officer, and to a principal shareholder of a bank as well as to entities controlled by any of the foregoing may not exceed, together with all other outstanding loans to such person and entities controlled by such person, the bank’s loan-to-one borrower limit. For this purpose, the bank’s loan-to-one borrower limit is 15% of the bank’s unimpaired capital and unimpaired surplus in the case of loans that are not fully secured and an additional 10% of the bank’s unimpaired capital and unimpaired surplus in the case of loans that are fully secured by readily marketable collateral having a market value at least equal to the amount of the loan. Loans in the aggregate to insiders and their related interests as a class may not exceed the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and principal shareholders of a bank or bank holding company and to entities controlled by such persons, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The Federal Reserve has prescribed the loan amount, which includes all other outstanding loans to such person as to which such prior board of director approval is required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) requires that loans to directors, executive officers, and principal shareholders be made on terms and underwriting standards substantially the same as those offered in comparable transactions to other persons. Violations of Section 22(h) of the Federal Reserve Act and Regulation O could subject the Company to civil penalties. As of December 31, 2012, there were no loans to insiders and their related interests in the aggregate that exceeded the Company’s or Banks’ unimpaired capital and unimpaired surplus that exceeded its loan-to-one borrower limit.

Other Safety and Soundness Regulations

There are significant obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event that the depository institution is insolvent or is in danger of becoming insolvent. These obligations and restrictions are not for the benefit of investors. Regulators may pursue an administrative action against any bank holding company or bank that violates the law, engages in an unsafe or unsound banking practice, or is about to engage in an unsafe or unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil monetary penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain actions be undertaken. Under the Dodd-Frank Act and the policies of the FRB, we are required to serve as a source of financial strength to our subsidiary depository institutions and to commit resources to support the Banks in circumstances where we might not do so otherwise.

The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized, as defined by the law. As of December 31, 2012, BOHR and Shore were “well capitalized.”

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

Future Regulatory Uncertainty

Because federal and state regulation of financial institutions changes regularly and is the subject of constant legislative debate, we cannot forecast how federal and state regulation of financial institutions may change in the future and, as a result, impact our operations. As a result of the financial crisis, additional regulatory burden has been created, and we fully expect that the financial institution industry will remain heavily regulated going forward.

Employees

As of December 31, 2012, we employed 587 people, of whom 574 were full-time employees. None of our employees are represented by any collective bargaining agreements.

Available Information

We maintain internet websites at www.bankofhamptonroads.com, www.shorebank.com, and www.trustgateway.com. These websites contain a link to our filings with the Security Exchange Commission (“SEC”) on Form 10-K, Form 10-Q, and Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The reports are made available on this website as soon as practicable following the filing of the reports with the SEC. The information is free of charge and may be reviewed, downloaded, and printed from the website at any time. Any material we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of these materials may be obtained at prescribed rates from the SEC at such address. These materials can also be inspected on the SEC’s web site at www.sec.gov.

ITEM 1A—	RISK FACTORS

An investment in our Common Stock involves risks. You should carefully consider the risks described below in conjunction with the other information in this Form 10-K, including our consolidated financial statements and related notes, before investing in our Common Stock. In addition to the other information contained in this report, the following risks may affect us. This Form 10-K contains forward-looking statements that involve risks and uncertainties, including statements about our future plans, objectives, intentions, and expectations. Past results are not a reliable indicator of future results, and historical trends should not be used to anticipate results or trends in future periods. Many factors, including those described below, could cause actual results to differ materially from those discussed in forward-looking statements.

Risks Relating to our Business

The formal investigation by the SEC may result in penalties, sanctions, or a restatement of our previously issued financial statements.

The SEC’s Division of Enforcement (the “Division”) has been conducting a formal investigation into the Company’s deferred tax asset valuation allowances, provision and allowance for loan losses, and other matters contained in its annual and quarterly reports for years 2008 through 2010. The Company has fully cooperated with the Division, intends to continue to do so, and believes its provisions and allowances will be determined to be appropriate. However, the formal investigation continues. We cannot predict the timing or eventual outcome of this investigation. The investigation could result in material penalties, sanctions, or a restatement of our previously issued consolidated financial statements and may require significant time and attention from our management.

Our success is largely dependent on retaining key management team members.

We are a customer-focused and relationship-driven organization. Future growth is expected to be driven in large part by the relationships maintained with customers. While we have assembled an experienced and talented senior management team, maintaining this team, while at the same time developing other managers in order that management succession can be achieved, is not assured. The unexpected loss of key employees could have a material adverse effect on our business and may result in lower revenues or reduced earnings.

On February 28, 2013 we announced that Stephen P. Theobald, the Company’s Executive Vice President and Chief Financial Officer, will be leaving the Company effective March 31, 2013 to accept a CFO position with another financial services firm. The Company will name an interim Chief Financial Officer to assume the position following Mr. Theobald’s departure and has commenced its search for a permanent successor. However, we cannot assure you that the loss of Mr. Theobald will not have a negative impact on our business or results of operations.

We are not paying dividends on our Common Stock and currently are prevented from doing so. The failure to resume paying dividends on our Common Stock may adversely affect the market price of our Common Stock.

We paid cash dividends on our Common Stock prior to the third quarter of 2009. During the third quarter of 2009, we suspended dividend payments. We are prevented by our regulators from paying dividends until our financial position improves. In addition, the retained deficit of BOHR, our principal banking subsidiary, is approximately $476.2 million as of December 31, 2012. Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings. It is unlikely in the foreseeable future that we would be able to pay dividends if BOHR cannot pay dividends to us. Although we can seek to obtain a waiver of this prohibition, our regulators may choose not to grant such a waiver, and we would not expect to be granted a waiver or be released from this obligation until our financial performance and retained earnings improve significantly. As a result, there is no assurance if or when we will be able to resume paying cash dividends.

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

We incurred significant losses in 2010, 2011, and 2012. While we expect to return to profitability in 2013, we can make no assurances to that effect. An inability to improve our profitability could adversely affect our operations.

Throughout 2010, 2011, and 2012, our loan customers continued to operate in an economically stressed environment. While broader economic conditions have begun to gradually improve, economic conditions in the markets in which we operate remain somewhat constrained and the levels of loan delinquencies and defaults that we experienced continue to be higher than historical levels and our net interest income did not grow significantly.

As a result, our net loss attributable to Hampton Roads Bankshares, Inc. for the year ended December 31, 2012 was $25.1 million or $0.29 per common diluted share compared to our net loss attributable to Hampton Roads Bankshares, Inc. of $98.6 million or $2.90 per common diluted share for the year ended December 31, 2011. The net loss for the year ended December 31, 2012 was primarily attributable to significant provision for loan losses, the impact of nonaccrual loans on interest income, and losses on foreclosed real estate and repossessed assets. Our net interest income decreased $6.4 million for the year ended December 31, 2012 as compared to the same period in 2011. This trend may continue in 2013 and could adversely impact our ability to become profitable. In light of the current economic environment, significant additional provisions for loan losses also may be necessary to supplement the allowance for loan losses in the future. As a result, we may continue to incur significant credit costs and net losses throughout 2013, which would continue to adversely impact our financial condition, results of operations, and the market price of our Common Stock. We can make no assurances as to when we will be profitable. Additional losses could cause us to incur future net losses and could adversely affect the market of, and demand for, our Common Stock.

Economic, market, or operational developments may negatively impact our ability to maintain required capital levels or otherwise negatively impact our financial condition.

At December 31, 2012, BOHR and Shore were classified as “well capitalized” for regulatory capital purposes. However, impairments to our loan or securities portfolio, declines in our earnings or a combination of these or other factors could change our capital position in a relatively short period of time. While BOHR is currently restricted from accepting new brokered deposits above the amount it had when it entered into the Written Agreement, and if BOHR or Shore is unable to remain “well capitalized,” it will not be able to renew or accept brokered deposits without prior regulatory approval or offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it would be more difficult for us to attract new deposits as our existing brokered deposits mature and do not rollover and to retain or increase non-brokered deposits. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, we would pay higher insurance premiums to the FDIC, which will reduce our earnings.

Virginia law and the provisions of our Articles of Incorporation and Bylaws could deter or prevent takeover attempts by a potential purchaser of our Common Stock that would be willing to pay you a premium for your shares of our Common Stock.

Our Articles of Incorporation, as well as the Company’s Bylaws (the “Bylaws”), contain provisions that may be deemed to have the effect of discouraging or delaying uninvited attempts by third parties to gain control of the Company. These provisions include the ability of our board to set the price, term, and rights of, and to issue, one or more additional series of our preferred stock. Our Articles of Incorporation and Bylaws do not provide for the ability of stockholders to call special meetings.

Similarly, the Virginia Stock Corporation Act contains provisions designed to protect Virginia corporations and employees from the adverse effects of hostile corporate takeovers. These provisions reduce the possibility that a third party could affect a change in control without the support of our incumbent directors. These provisions may also strengthen the position of current management by restricting the ability of shareholders to change the composition of the board, to affect its policies generally, and to benefit from actions that are opposed by the current board.

Our ability to maintain adequate sources of funding and liquidity may be negatively impacted by the economic environment which may, among other things, impact our ability to resume the payment of dividends or satisfy our obligations.

Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. In managing our balance sheet, a primary source of funding is customer deposits. Our ability to continue to attract these deposits and other funding sources is subject to variability based upon a number of factors including volume and volatility in the securities markets and the relative interest rates that we are prepared to pay for these liabilities. Further, BOHR is prohibited from accepting new brokered deposits until it no longer subject to the Written Agreement with the FRB. Our potential inability to maintain adequate sources of funding may, among other things, impact our ability to resume the payment of dividends or satisfy our obligations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of investments or loans, the issuance of equity and debt securities, and other sources could have a substantial negative effect on our liquidity. Factors that could detrimentally impact our access to liquidity sources include operating losses; rising levels of non-performing assets; a decrease in the level of our business activity as a result of a downturn in the markets in which our loans or deposits are concentrated or as a result of a loss of confidence in us by our customers, lenders, and/or investors; or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial industry. The confidence of depositors, lenders, and investors is critical to our ability to maintain our sources of liquidity.

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

We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions for deposits, loans, and other financial services that serve our market area. A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. While we believe we compete effectively with these other financial institutions serving our primary markets, we may face a competitive disadvantage to larger institutions. If we have to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, our net interest margin and income could be negatively affected. Failure to compete effectively to attract new, or to retain existing, clients may reduce or limit our margins and our market share and may adversely affect our results of operations, financial condition, growth, and the market price of our Common Stock.

Sales, or the perception that sales could occur, of large amounts of our Common Stock by our institutional investors may depress our stock price.

The market price of our Common Stock could drop if our existing shareholders decide to sell their shares. As of December 31, 2012, Carlyle, Anchorage, and CapGen owned 24.90%, 24.90%, and 29.97%, respectively, of the outstanding shares of our Common Stock. Pursuant to the various definitive investment agreements that we have entered into with these shareholders, each of the shareholders listed above received certain registration rights covering the resale of shares of our Common Stock. In addition, the shares of certain of these shareholders may be traded, subject to certain volume limitations in some cases, pursuant to Rule 144 under the Securities Act. If any of these shareholders sell large amounts of our Common Stock, or other investors perceive such sales to be imminent, the market price of our Common Stock could drop significantly.

In addition, as of December 31, 2012, the U.S. Treasury owned 1% of the outstanding shares of our Common Stock plus a warrant to purchase an additional 757,643 shares of our Common Stock. In connection with the issuance of such shares of Common Stock and the warrant, we entered into an Exchange Agreement with the Treasury, under the terms of which the Treasury received certain registration rights covering the resale of such shares of Common Stock or the warrant, and the shares are freely transferable pursuant to Rule 144 under the Securities Act. Finally as of December 31, 2012, affiliates of Fir Tree, Inc. (“Fir Tree”) owned 9.56% of the outstanding shares of our Common Stock, which were freely transferable pursuant to Rule 144 under the Securities Act. The sale of the shares of Common Stock owned by the Treasury or Fir Tree, the exercise of the Treasury’s warrant, and sale of the warrant’s underlying shares of Common Stock, or the perception by other investors that such sales are imminent, could adversely affect the demand for our Common Stock.

The concentration of our loan portfolio continues to be in commercial real estate, construction, and equity line lending, which may expose us to greater risk of loss.

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

At December 31, 2012 we had loans of $206.4 million or 14% of total loans outstanding to finance construction and land development. Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all. A portion of our residential and commercial lending is secured by vacant or unimproved land. Loans secured by vacant or unimproved land are generally more risky than loans secured by improved property for one-to-four family residential mortgage loans. Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business. These loans are susceptible to adverse conditions in the real estate market and local economy.

Our business strategy centers, in part, on offering commercial and equity line loans secured by real estate in order to generate interest income. These types of loans generally have higher yields and shorter maturities, and therefore, involve a greater degree of risk than traditional one-to-four family residential mortgage loans. At December 31, 2012 commercial real estate and equity line lending totaled approximately $667.1 million, which represented 47% of total loans. Such loans increase our credit risk profile relative to other financial institutions that have lower concentrations of commercial real estate and equity line loans.

Loans secured by commercial real estate properties are generally for larger amounts than one-to-four family residential mortgage loans. Payments on loans secured by these properties generally are dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties. Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy. While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

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

If the value of real estate in the markets we serve were to decline materially, the value of our foreclosed real estate could decline or a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our loan losses, results of operations, and financial condition.

With approximately three-fourths of our loans concentrated in the regions of Hampton Roads, Richmond, the Eastern Shore of Virginia, and the Triangle region of North Carolina, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values could diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer additional losses on defaulted loans and/or foreclosed properties. Additionally, a decrease in asset quality could require additions to our allowance for loan losses through increased provisions for loan losses, which would negatively impact our profits. Also a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose real estate portfolios are more geographically diverse. The local economies where the Company does business are heavily reliant on military spending and may be adversely impacted by significant cuts to such spending that might result from recent Congressional budgetary enactments. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, government rules or policies, and natural disasters. While our policy is to obtain updated appraisals on a periodic basis, there are no assurances that we may be able to realize the amount indicated in the appraisal upon disposition of the underlying property.

We have had, and may continue to have, large numbers of problem loans, which could increase our losses related to loans. Although problem loans have declined, there is no assurance that they will continue to do so.

Our non-performing assets as a percentage of total assets decreased to 6% at December 31, 2012 from 9% at December 31, 2011. On December 31, 2012, less than 1% of our loans was 30 to 89 days delinquent and treated as performing assets. The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets.

The determination of the appropriate balance of our allowance for loan losses is merely an estimate of the inherent risk of loss in our existing loan portfolio and may prove to be incorrect. If such estimate is proven to be materially incorrect and we are required to increase our allowance for loan losses, our results of operations, financial condition, and the market price of our Common Stock could be materially adversely affected.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to our expenses that represents management’s best estimate of probable losses within our existing portfolio of loans. Our allowance for loan losses was $48.4 million at December 31, 2012, which represented 3.38% of our total loans, as compared to $74.9 million, or 4.98% of total loans, at December 31, 2011. The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and incurred but unidentified losses inherent in the current loan portfolio. For further discussion on the impact continued weak economic conditions have on the collateral underlying our loan portfolio, see “If the value of real estate in the markets we serve were to further decline materially, the value of our foreclosed real estate could decline or a significant portion of our loan portfolio could become further under-collateralized, which could result in a material increase in our allowance for loan losses and have a material adverse effect on us.”

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses of loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Furthermore, certain proposed changes to U.S. Generally Accepted Accounting Principles, if implemented as proposed, may require us to increase our estimate for losses embedded in our loan portfolio, resulting in an adverse impact to our results of operations and level of regulatory capital. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance for loan losses may be required in the future if economic conditions should worsen. Any such increases in the allowance for loan losses may have a material adverse effect on our results of operations, financial condition, and the market price of our Common Stock.

We may continue to incur losses if we are unable to successfully manage interest rate risk.

Our profitability depends in substantial part upon the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. These rates are normally in line with general market rates and rise and fall based on management’s view of our needs. Changes in interest rates will affect our operating performance and financial condition in diverse ways including the pricing of securities, loans and deposits, and the volume of loan originations in our mortgage banking business, and could result in decreases to our earnings. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. This could, in turn, have a material adverse affect on the market price of our Common Stock.

We may face increasing deposit-pricing pressures, which may, among other things, reduce our profitability.

Deposit pricing pressures may result from competition as well as changes to the interest rate environment. Under current conditions, pricing pressures also may arise from depositors who demand premium interest rates from what they perceive to be a troubled financial institution. There is intense competition for deposits. The competition has had an impact on interest rates paid to attract deposits as well as fees charged on deposit products. In addition to the competitive pressures from other depository institutions, we face heightened competition from non-depository financial products such as securities and other alternative investments.

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

We face a variety of threats from technology—based frauds and scams.

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

Because a substantial portion of our loans are with customers and businesses located in the central and coastal portions of Virginia, North Carolina, and Maryland, catastrophic events, including natural disasters such as hurricanes which have historically struck the east coast of the United States with some regularity or terrorist attacks, could disrupt our operations. Any of these natural disasters or other catastrophic events could have a negative impact on our financial centers and customer base as well as collateral values and the strength of our loan portfolio. Any natural disaster or catastrophic event affecting us could have a material adverse impact on our operations and the market price of our Common Stock.

The Company and BOHR have entered into a Written Agreement with the FRB and the Bureau of Financial Institutions that subjects the Company and BOHR to significant restrictions and requires us to designate a significant amount of our resources to complying with the agreement, and it may have a material adverse effect on our operations and the value of our Common Stock.

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

•

eliminate all assets or portions of assets classified as “loss,” and thereafter, charge off all assets classified as “loss” in a federal or state report of examination, unless otherwise approved by the FRB;

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

This description of the Written Agreement is qualified in its entirety by reference to the copy of the Written Agreement filed with the Company’s Current Report on Form 8-K, filed June 17, 2010. To date, the Company and BOHR have met all of the deadlines for taking actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement. The Board of Directors oversees the Company’s compliance with the terms of the agreement and has met each month to review compliance. Written plans have been submitted and implemented for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations. The Company has also submitted its written policies and procedures for maintaining an adequate allowance for loan losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $2.5 million. Additionally, the Company instituted the required review process for all classified loans. Previously, the Company charged off the assets identified as loss from the previous examination. Moreover, the Company has raised $295.0 million in the closings of several related transactions in the third and fourth quarters of 2010 and $95.0 million in the Capital Raise that was completed in the third quarter of 2012. As of December 31, 2012, BOHR and Shore were above the “well-capitalized” threshold with respect to their Tier 1 Risk-Based Capital Ratio, Leverage Ratio, and Total Risk-Based Capital Ratio. As a result, management believes that the Company and BOHR are in full compliance with the terms of the Written Agreement.

The Company has received a grand jury subpoena from the United States Department of Justice, Criminal Division (“DOJ”). Although the Company has been advised that it is not a target or a subject of the investigation at this time and we do not believe we will become a target or a subject of the investigation, there can be no assurances as to the timing or eventual outcome of the related investigation.

On November 2, 2010, the Company received from the DOJ a grand jury subpoena to produce information principally relating to the merger of GFH into the Company on December 31, 2008 and to loans made by GFH and its wholly owned subsidiary, Gateway, before GFH’s merger with the Company. The DOJ has informed the Company that it is not a target or a subject of the investigation at this time, and we are fully cooperating. Although we do not believe this matter will have a material adverse affect on the Company, we can give you no assurances as to the timing or eventual outcome of this investigation. The Company is not aware of any recent developments in this matter and has not been notified of any developments in over a year.

Risks Relating to Market, Legislative, and Regulatory Events

Our business, financial condition, and results of operations are highly regulated and could be adversely affected by new or changed regulations and by the manner in which such regulations are applied by regulatory authorities.

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies placing increased focus and scrutiny on the financial services industry. The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis. In addition to participating in the TARP CPP, the U.S. Government has taken steps that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insured deposits. These programs subject us and other financial institutions who have participated in these programs to additional restrictions, oversight and/or costs that may have an impact on our business, financial condition, results of operations, and the price of our Common Stock.

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

We are subject to supervision by several governmental regulatory agencies. The regulators’ interpretation and application of relevant regulations, are beyond our control, may change rapidly and unpredictably, and can be expected to influence our earnings and growth. In addition, if we do not comply with regulations that are applicable to us, we could be subject to regulatory penalties, which could have an adverse effect on our business, financial condition, and results of operations. We have also entered into a Written Agreement with the FRB and Bureau of Financial Institutions. For a discussion regarding risks related to the Written Agreement, see “We have entered into a Written Agreement with the FRB and the Bureau of Financial Institutions, which requires us to dedicate a significant amount of resources to complying with the agreement and may have a material adverse effect on our operations and the value of our securities.”

All such government regulations may limit our growth and the return to our investors by restricting activities such as the payment of dividends, mergers with, or acquisitions by, other institutions, investments, loans and interest rates, interest rates paid on deposits, the use of brokered deposits, and the creation of financial centers. Although these regulations impose costs on us, they are intended to protect depositors. The regulations to which we are subject may not always be in the best interests of investors.

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

In addition, as a public company we are subject to securities laws and standards imposed by the Sarbanes-Oxley Act. Because we are a relatively small company, the costs of compliance are disproportionate compared with much larger organizations. Continued growth of legal and regulatory compliance mandates could adversely affect our expenses, future results of operations, and the market price of our Common Stock. In addition, the government and regulatory authorities have the power to impose rules or other requirements, including requirements that we are unable to anticipate, that could have an adverse impact on our results of operations and the market price of our Common Stock.

Government legislation and regulation may adversely affect our business, financial condition, and results of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act makes extensive changes to the laws regulating financial services firms and requires significant rule-making. In addition, the law mandates multiple studies, which could result in additional legislative or regulatory action. The Dodd-Frank Act has and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes designed to improve supervision and oversight of and strengthen safety and soundness for the financial services sector. Many of the provisions of the Dodd-Frank Act have begun to be or will be implemented over the next few years and will be subject to further rulemaking and the discretion of applicable regulatory bodies. Because the ultimate impact of the Dodd-Frank Act will depend on future regulatory rulemaking and interpretation, we cannot predict the full effect of this legislation on our business, financial condition, or results of operations.

Although management does not expect the Dodd-Frank Act to have a material adverse effect on the Company, it is not possible to predict at this time all the effects the Dodd-Frank Act will have on the Company and the rest of our industry. It is possible that the Company’s interest expense could increase and deposit insurance premiums could change and steps may need to be taken to increase qualifying capital.

On June 6, 2012, the federal bank regulatory agencies issued a series of proposed rules to revise the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee in Basel III. The proposed rules would apply to all depository institutions, top-Tier bank holding companies with total consolidated assets of $500.0 million or more, and top-Tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity Tier 1 minimum capital requirement and a higher minimum Tier 1 capital requirement, include unrealized gains and losses on available-for-sale securities in the calculation of regulatory capital, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development, or construction of real property. The proposed rules would change the risk weighting of residential mortgages (including home equity loans), which are currently assigned a 50% risk weighting, to a risk weighting of between 35% and 200%, depending on the loan to value ratio and other features of the mortgage such as the term of the loan, whether the loan fully amortizes, the variability of the interest rate, whether the loan has negative amortization or has a balloon payment, whether the underwriting standards considered and affirmatively determined the ability of the borrower to pay, and the priority of the lien and past due status. The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The banking agencies have delayed implementation of the rules, which were to have been phased in between 2013 and 2019. There can be no assurance as to what the final rules will ultimately require.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry, generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be liquidated at prices sufficient to recover the full amount of the financial instrument exposure due to us. There is no assurance that any such losses would not materially and adversely affect our results of operations and the value of, or market for, our Common Stock.

ITEM 1B—UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2—PROPERTIES

We own our executive office, which is located at 641 Lynnhaven Parkway, Virginia Beach, Virginia 23452. As of December 31, 2012, we operated from the locations listed below:

Accomac, VA	22349 Counsel Drive (4)	Lease
Cape Charles, VA	22468 Lankford Highway (1)	Own
Chesapeake, VA	201 Volvo Parkway (1)	Own
Chesapeake, VA	852 N George Washington Highway (1)	Own
Chesapeake, VA	712 Liberty Street (1)	Own
Chesapeake, VA	4108 Portsmouth Boulevard (1)	Own
Chesapeake, VA	239 Battlefield Boulevard S (1)	Own
Chesapeake, VA	111 Gainsborough Square (1)	Own
Chesapeake, VA	1500 Mount Pleasant Road (1)	Lease Land/Own Building
Chesapeake, VA	204 Carmichael Way (1)	Own
Chincoteauge, VA	6350 Maddox Boulevard (1)	Own
Edenton, NC	322 S Broad Street (5)	Own
Elizabeth City, NC	112 Corporate Drive (2)	Own
Elizabeth City, NC	1145 North Road Street (1)	Lease Land/Own Building
Elizabeth City, NC	1404 West Ehringhaus Street (1)	Own
Emporia, VA	100 Dominion Drive (1)	Own
Exmore, VA	4071 Lankford Highway (1)	Own
Greenville, NC	605-A Lynndale Court (3)	Lease
Kitty Hawk, NC	3600 Croatan Highway (1)	Own
Kitty Hawk, NC	5406 North Croatan Highway (5)	Lease Land/Own Building
Moyock, NC	100 Moyock Commons Drive (1)	Own
Nags Head, NC	2808 South Croatan Highway (1)	Lease
Norfolk, VA	539 West 21st Street (1)	Lease
Norfolk, VA	4037 East Little Creek Road (1)	Lease
Norfolk, VA	999 Waterside Drive, Suite 101(1)	Lease
Ocean City, MD	9748 Steven Decatur Highway (8)	Lease
Onley, VA	25253 Lankford Highway (5)	Lease Land/Own Building
Onley, VA	25020 Shore Parkway (2)	Own
Plymouth, NC	433 US Highway 64 East (1)	Own
Pocomoke City, MD	103 Pocomoke Marketplace (1)	Lease

Raleigh, NC	1350 Sunday Drive (3)	Lease
Raleigh, NC	2235 Gateway Access Point (5)	Own
Rehoboth Beach, DE	19354B Coastal Highway (7)	Lease
Richmond, VA	5300 Patterson Avenue (1)	Own
Richmond, VA	2730 Buford Road (1)	Own
Richmond, VA	8209 West Broad Street (1)	Own
Richmond, VA	12090 West Broad Street (1)	Own
Salisbury, MD	1503 South Salisbury Boulevard (1)	Own
Salisbury, MD	100 West Main Street (6)	Own
Suffolk, VA	2825 Godwin Boulevard (5)	Own
Virginia Beach, VA	5472 Indian River Road (1)	Own
Virginia Beach, VA	1100 Dam Neck Road (1)	Own
Virginia Beach, VA	1580 Laskin Road (5)	Lease Land/Own Building
Virginia Beach, VA	641 Lynnhaven Parkway (1)(2)	Own
Virginia Beach, VA	2098 Princess Anne Road (5)	Lease Land/Own Building
Virginia Beach, VA	3001 Shore Drive (1)	Lease
Virginia Beach, VA	281 Independence Bouelvard (1)	Lease
Wilmington, NC	432 Eastwood Road, Suite 200 (3)	Lease

(1)	Banking services
(2)	Operations center
(3)	Mortgage services
(4)	Investment brokerage services
(5)	Banking and mortgage services
(6)	Banking and investment brokerage services
(7)	LPO
(8)	Banking services and LPO

All of our properties are in good operating condition and are adequate for our present and anticipated future needs.

ITEM 3—LEGAL PROCEEDINGS

In the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows, or results of operations except as provided below.

In April 2011, the SEC informed the Company that it is conducting a formal investigation related to certain accounting matters. For a further discussion of this matter, see “Risk Factors – Risks Relating to our Business – The formal investigation by the SEC may result in penalties, sanctions, or a restatement of our previously issued financial statements.”

On November 2, 2010, the Company received a grand jury subpoena from the United States Department of Justice, Criminal Division. For a discussion of this matter, see “Risk Factors – Risks Relating to our Business – The Company received a grand jury subpoena from the United States Department of Justice, Criminal Division. Although the Company has been advised that it is not a target or a subject of the investigation at this time and we do not believe we will become a target or a subject of the investigation, there can be no assurances as to the timing or the eventual outcome of the related investigation.”

ITEM 4 – MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock and Dividend Payments

Market Information

Our Common Stock began trading on the NASDAQ Global Select Market under the symbol “HMPR” on September 12, 2007. Prior to listing on the NASDAQ Global Select Market, our Common Stock traded on the NASDAQ Capital Market starting on August 3, 2006. The following table sets forth for the periods indicated the high and low prices per share of our Common Stock as reported on the NASDAQ Global Select Market along with the quarterly cash dividends per share declared. Per share prices have been adjusted for the 1 for 25 shares reverse stock split that occurred on April 27, 2011, but do not include adjustments for markups, markdowns, or commissions.

			Cash Dividend Declared
	Sales Price
	High	Low
2012
First Quarter	$3.48	$2.23	$—
Second Quarter	3.65	1.09	—
Third Quarter	2.66	1.16	—
Fourth Quarter	1.75	1.01	—

2011
First Quarter	$27.00	$14.50	$—
Second Quarter	26.29	10.35	—
Third Quarter	10.60	4.54	—
Fourth Quarter	6.28	2.56	—

Number of Shareholders of Record

As of February 28, 2013, we had 170,265,150 shares of Common Stock outstanding, which were held by 5,943 shareholders of record. Of this total, we had approximately 3,393 beneficial owners who own their shares through brokers.

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

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company announced an open ended program on August 13, 2003 by which management was authorized to repurchase an unlimited number of the Company’s shares of Common Stock in the open market and through privately negotiated transactions. During 2012 the Company did not purchase any shares of its Common Stock.

ITEM 6—SELECTED FINANCIAL DATA

Not applicable.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 2 through 24 in the excerpts from the Annual Report for the year ended December 31, 2012, contained in Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information on the Quantitative and Qualitative Disclosures About Market Risk included in the Interest Rate Sensitivity section on pages 24 through 25 in the excerpts from the Annual Report for the year ended December 31, 2012, contained in Exhibit 13.1 hereto, is incorporated herein by reference.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company set forth on pages 31 through 84 in the excerpts from the Annual Report for the year ended December 31, 2012, contained in Exhibit 13.1 hereto, is incorporated herein by reference or as noted and included as part of this Form 10-K.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures. The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that material information is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in its Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting. No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS

The following sets forth the names, ages, and business experience for the past five years of each of the Company’s directors, the date each became a director, and their respective term of office. In addition, this information includes the experience, qualifications, attributes, or skills that led to the conclusion that each of the Company’s directors should serve as a director at this time.

Name	Age	Principal Occupation	Director Since	Term Expires in
Douglas J. Glenn	46	Mr. Glenn is President and Chief Executive Officer of the Company and Chief Executive Officer of BOHR. He was appointed Executive Vice President and General Counsel of the Company and BOHR in 2007. He added the responsibilities of Chief Operating Officer of the Company in February 2009. He was named Interim President and Chief Executive Officer of the Company and BOHR in August 2011 and became President and Chief Executive Officer in February 2012. Prior to joining the Company, Mr. Glenn practiced law at Pender & Coward, P.C. in Virginia Beach, Virginia. His law practice was focused primarily on small business clients and clients involved in various aspects of real estate. His knowledge of small business and real estate finance and legal issues are valuable attributes for the Company’s Board of Directors.	2006	2013

Henry P. Custis, Jr.	67	Mr. Custis is currently the Chairman of the Company’s Board of Directors, a position he has held since 2010. Mr. Custis is a Partner at Custis, Lewis & Dix, a law firm in Accomac, Virginia. He has practiced law since 1970. He was Chairman of the Board of Shore until its merger with the Company on June 1, 2008 and has served as Chairman of Shore since 1997. He has practiced law for 39 years, served on bank boards for 36 years, and has been an investor for 35 years.	2008	2013

Patrick E. Corbin	59	Mr. Corbin is the Managing Shareholder of Corbin & Company, P.C. He has been a Certified Public Accountant since 1979. He is a member of professional organizations including the American Institute of Certified Public Accountants, the Virginia Society of Certified Public Accountants, and the Tidewater Virginia Society of Certified Public Accountants. He is a director and past chairman of the Chesapeake Alliance. He was designated as “Super CPA” by Virginia Business magazine in the fields of litigation support and business valuation for the years 2002-2011. Mr. Corbin brings significant experience to the Board in the fields of accounting and small business.	2009	2013

Robert B. Goldstein	72	Robert B. Goldstein is a Founding Principal in CapGen Capital Advisers LLC, a private equity fund that invests in banks and financial service companies. Mr. Goldstein was designated to the Company’s Board by an affiliate of CapGen pursuant to the terms of the Investment Agreement between the Company and CapGen and has been nominated as a director in accordance with the requirements of that Investment Agreement. His experience includes many years in commercial banks, savings and loan associations, and other financial institutions. Over the years, he has been CEO of numerous banks and thrift banks, ranging in size from small to large cap and located in various geographic areas, and on the boards of directors as both a management member as well as serving as an independent director. In addition to his role as a Founding Principal of CapGen Capital Advisers LLC, Mr. Goldstein serves on the board of FNB Corporation, Hermitage, PA; on the board of Seacoast Banking Corporation and Seacoast National Bank, Stuart, FL; and on the board of Palmetto Bancshares, Inc. and Palmetto Bank, Greenville, SC. Additionally, he is a member of the Executive Network of Glencoe Capital LLC, Chicago, IL. Mr. Goldstein draws from a team of highly experienced bankers who bring skills in diverse areas such as risk management, asset quality administration, audit, finance, and marketing.	2010	2013

Hal F. Goltz	30	Mr. Goltz was designated to the Company’s Board of Directors by an affiliate of Anchorage Advisors (“Anchorage”) pursuant to the terms of the Investment Agreement between the Company and Anchorage and has been nominated to continue as a director in accordance with the requirements of that Investment Agreement. Mr. Goltz has been a Senior Analyst at Anchorage Advisors since October 2007. From June 2004 to June 2007, he was an Event Driven Analyst of Citadel Investment Group. Mr. Goltz has significant experience in the financial services industry and experience with distressed financial institutions.	2010	2013

Charles M. Johnston	57	Mr. Johnston served as Chief Financial Officer of Eastern Bank Corporation, an $8.0 billion bank holding company headquartered in Boston, from 2003 until his retirement in March 2012. From 1996 until its sale to Citizens Financial Group in 2003, he was Chief Financial Officer of Commonwealth Bancorp, a $2.0 billion bank	2012	2013

		holding company headquartered in Philadelphia. From 1994 to 1996, he was Chief Financial Officer of TFC Enterprises, an auto finance company headquartered in Norfolk, Virginia. Previously he served in Treasury, Financial Planning, and Investor Relations roles at Mellon Bank Corporation and Treasury, Accounting, and Internal Audit roles at United States Steel Corporation. As a former executive of numerous financial institutions, Mr. Johnston brings extensive experience and knowledge of the banking and financial services industry to the Company’s Board. His experience and qualifications in financial and risk management led the Company to believe that he is highly qualified to serve on the Company’s board.

William A. Paulette	65	Mr. Paulette was a director of Gateway at the time of its merger with the Company on December 31, 2008 and was a director of Bank of Richmond from 1998 to 2007. He has served on the board of Virginia Military Institute since 2003. He is founder, President, and CEO of KBS, Inc., a construction firm based in Richmond, Virginia. He is responsible for the general management of KBS including its financial success. Mr. Paulette brings to the Board substantial knowledge of the construction business and the Richmond market.	2009	2013

Billy G. Roughton	68	Mr. Roughton was a director at the time of its merger with the Company on December 31, 2008 and was Chairman of the Board of Gateway until May 2009. He has been President and CEO of BGR Development, a company that develops and manages both residential and commercial real estate, since 1974. Additionally, he has been Dealer Principal, President, and CEO of JEB Management Services, Inc., doing business as Alliance Nissan, which is a franchised automobile dealership, since 2009. Furthermore, Mr. Roughton is the Managing Partner of various companies involved in real estate development and project management for both residential and commercial real estate. He is directly involved in the management of these business ventures including, among other aspects, personnel management, financing, project cash flow, permit acquisition, operations, and overall viability and corporate stability. Mr. Roughton has substantial knowledge of the market for residential and commercial real estate and of participants in the market in the Outer Banks area of North Carolina.	2008	2013

W. Lewis Witt	70	Mr. Witt has been the Owner and President of Inner-view, Ltd., a utility contractor, since September 1976 and has been the owner of Greenbrier Self Storage since 1997. Mr. Witt’s involvement with utility contracting acquaints him with a wide network of community officials and other contractors. He is knowledgeable regarding the South Hampton Roads real estate and development market and many of its participants.	2001	2013

James F. Burr, 47, was approved by the shareholders to serve a one year term as a director at the 2012 Annual Meeting beginning on and subject to the receipt of necessary regulatory approvals. At the time of filing this Annual Report, Mr. Burr has not yet received such approvals. Mr. Burr has been a managing director in the Global Financial Services Group of The Carlyle Group (“Carlyle”) since July 2008. From 2006 to 2008, Mr. Burr served as Corporate Treasurer of Wachovia Bank, where he was responsible for activities relating to funding, investing, risk transference, balance sheet management, liquidity, and capital usage. Previously Mr. Burr had served in various other roles, including Assistant Treasurer, Controller of the Corporate and Investment Bank, Product Controller of Treasury / Balance Sheet Management and Structured Products, and Management Analyst, at Wachovia since he began there in 1992. Mr. Burr began his career at Ernst &Young, where he was a CPA focused on banking and computer audit issues. Mr. Burr was designated to the Company’s Board of Directors by an affiliate of Carlyle pursuant to the terms of the Investment Agreement between the Company and Carlyle and is being nominated to continue as a director in accordance with the requirements of that Investment Agreement. Mr. Burr also serves on the Board of Directors of Central Pacific Financial Corp. Mr. Burr has more than 20 years of banking and accounting experience, which gives him unique insight into the various regulatory and financial issues facing banking organizations. His experiences at Carlyle and Wachovia have earned him a respected reputation in the banking industry and the Company believes he would be an invaluable asset to the Company’s Board.

NON-DIRECTOR EXECUTIVE OFFICERS (INCLUDING NAMED EXECUTIVE OFFICERS)

The following sets forth the names, ages, and business experience for the past five years of the Company’s executive officers (including named executive officers pursuant to Item 402 of Regulation S-K), other than the ones listed under “Directors” above.

•

Stephen P. Theobald, 51, has been an Executive Vice President and the Company’s Chief Financial Officer since December 2010. From April 2010 to December 2010, Mr. Theobald served as a financial consultant for the Company. Prior to joining the Company, Mr. Theobald held a number of senior positions at Capital One Financial Corporation from 1999 to 2010, most recently serving as CFO, Local Banking, a position he held from 2005 to 2010. On February 28, 2013 we announced that, effective March 31, 2013, Mr. Theobald will be leaving the Company to accept a CFO position with another financial services firm.

•

Robert J. Bloxom, 50, is an Executive Vice President and the Company’s Chief Risk Officer and Chief Operating Officer, positions he assumed in September 2010 and February 2012, respectively. Prior to joining the Company, Mr. Bloxom was Senior Vice President and Chief Lending Officer of Shore Bank from 2006 until Shore’s merger into the Company.

•

W. Thomas Mears, 47, is the President & Chief Executive Officer of Shore Bank and President of Commercial Banking of Bank of Hampton Roads, positions he assumed in January 2011 and January 2012, respectively. Prior to joining the Company, he was Market President for Wilmington Trust Company from April 2010 to December 2010 and Regional President / Market Executive for PNC Bank from 1989 to 2010.

•

Donna Richards, 49, is the President of BOHR, a position she assumed in August 2012. Ms. Richards also serves as Retail Banking Executive and Market President, positions she assumed in October 2010 and May 2006, respectively.

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

Based solely on a review of the copies of such forms, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers, and greater than 10% beneficial owners were complied with in 2012, except for the following: Douglas J. Glenn failed to timely file a Form 4 to report two transactions, Henry P. Custis, Jr. failed to timely file two Form 4s to report six transactions, Robert J. Bloxom failed to timely file two Form 4s to report three transactions, Patrick E. Corbin failed to timely file a Form 4 to report two transactions, Charles M. Johnston failed to timely file a Form 4 to report one transaction, William A. Paulette failed to timely file a Form 4 to report two transactions, Billy G. Roughton failed to timely file a Form 4 to report two transactions, and W. Lewis Witt failed to timely file two Form 4s to report twelve transactions.

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

Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the SEC. A copy of the Company’s Code of Ethics can be obtained, without charge, through written communications addressed to Attn: Douglas J. Glenn, President and Chief Executive Officer, Hampton Roads Bankshares, Inc., 641 Lynnhaven Parkway, Virginia Beach, Virginia 23452.

Audit and Corporate Governance and Nominating Committees

Certain information regarding the Audit Committee and the Corporate Governance and Nominating Committee is included in Item 13 of this Annual Report on Form 10-K.

ITEM 11—EXECUTIVE COMPENSATION

Executive Compensation Summary

Particularly within this challenging environment for banking services and the depressed market for bank stocks, our Compensation Committee and management believe that shareholder value must drive executive compensation decisions. While our compensation philosophy has been to maintain a competitive compensation package to attract qualified executive officers, we have historically had a pay-for-performance program that bases compensation decisions on the financial performance of the Company. Due primarily to recent economic conditions, the Company was unable to provide the return to shareholders that management and the Board of Directors desired. As a result of continued poor economic conditions, cash compensation to our executive officers remained stable in 2012, with non-equity bonus compensation all but eliminated. In 2012 the Company recommenced its equity incentive program by granting restricted stock units to certain directors and employees.

Our mergers have also factored into our executive compensation program. The June 1, 2008 merger combined the Company’s and Shore’s executive management teams and the December 31, 2008 merger combined the Company’s and Gateway’s management teams. Both mergers brought together different executive compensation programs.

There have been several changes to these plans. The Company’s Executive Savings Plan was discontinued during 2010. On April 1, 2011, the Company converted all 401(k) plans into the Virginia Bankers Association Master Defined Contribution Plan for Hampton Roads Bankshares, Inc. (the “Plan”). On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan, which succeeds the Company’s 2006 Stock Incentive Plan and provides for the grant of up to 13,675,000 shares of our Common Stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities.

During 2012 our Compensation Committee focused on retaining and attracting key executives to assist in managing the financial challenges facing the Company. The Compensation Committee reviews the compensation, including salaries, bonuses, employee benefits, executive incentive plans, policies, practices, and programs, for the Company’s executive officers. We evaluate the performance of the Company’s Chief Executive Officer and, with the assistance of the Chief Executive Officer, the performance of the other executive officers.

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

Changing Regulatory Environment

Our compensation programs during 2012 were also impacted by our participation in the CPP of the Treasury’s TARP. As a result of participation in TARP, our executives and certain of our employees are subject to compensation related limitations and restrictions, which will continue to apply so long as the Treasury holds the Common Stock it received in return for the financial assistance it provided us (disregarding any warrants to purchase our Common Stock that the Treasury may hold). The TARP compensation limitations and restrictions include:

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

On June 21, 2010, the Federal Reserve, the OCC, the FDIC, and the Office of Thrift Supervision issued guidance on sound incentive compensation policies. The guidance includes three broad principles:

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

As required by TARP and consistent with the other regulatory guidance mentioned above:

•	Performance-based bonuses and other incentive payments to the five most highly compensated employees and all other employees were not made during 2012.

•	The change of control agreements previously applicable to our Named Executive Officers, the next five most highly compensated employees, and all other employees continued to be suspended in 2012.

The Company has agreements with Douglas J. Glenn that authorize the Company or the applicable subsidiary of the Company to amend his compensation, bonus, incentive, and other benefit plans and arrangements and agreements as necessary to comply with the requirements of Section 111(b) of the EESA and the Treasury’s CPP and waives any and all claims against the Treasury and against the Company for those changes that the Company shall make to its compensation and benefit programs to allow the Company to comply with Section 111(b) of EESA in conjunction with its participation in the Treasury’s CPP.

Our Board also adopted an “Excessive or Luxury Expenditure Policy” that is consistent with the TARP requirements. This policy, which applies to all our employees, covers expenditures for entertainment or events, office and facility renovations, aviation or other transportation services, and other activities or events. These expenditures are prohibited excessive or luxury expenditures to the extent they are not reasonable expenditures for staff development, reasonable performance incentives, or other similar reasonable measures conducted in the normal course of the Company’s business operations.

In addition to the TARP executive compensation restrictions described above, the Company is prohibited, under section 18(k) of the Federal Deposit Insurance Act and 12 C.F.R. Part 359, from making any severance or indemnification payments to its employees for so long as the Company or BOHR remain in troubled condition under applicable federal regulations. To the extent that our plans or other arrangements described herein provide for severance or indemnification payments, we may be prohibited from making such payments by 12 C.F.R. Part 359.

Elements of Compensation

The challenge for management and the Compensation Committee is to motivate, retain, and reward key performers for working harder and smarter than ever in a very difficult banking environment. At the same time, we recognize that some of the tools we would use to accomplish these objectives are unavailable due to the TARP compensation restrictions. In 2011, management and the Compensation Committee, believing in the long-term validity of our compensation program, attempted to preserve the integrity of that program to the extent possible, while respecting the requirements and restrictions of TARP.

During 2012 the Company granted restricted stock units to our named executive officers. The restricted stock units vest over periods that range from immediately to two years but are also subject to other vesting restrictions described below. With the exception of Douglas J. Glenn, the executive officers did not play a role in the compensation process during 2012. Mr. Glenn presented information regarding the other executive officers to the Compensation Committee for their consideration. Mr. Glenn was never present while the Compensation Committee deliberated on his compensation package.

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

Employment Agreements:

Douglas J. Glenn. Mr. Glenn entered into a six-year employment contract in 2007. His annual base salary in 2012 under that employment agreement was $535,795. Mr. Glenn is eligible to participate in the following compensation programs offered by the Company: Supplemental Retirement Agreement and Stock Incentive Plan. On February 13, 2012, in connection with his appointment to President and Chief Executive Officer, Mr. Glenn entered into an Amended and Restated Employment Agreement (“Restated Agreement”). The Restated Agreement provides that Mr. Glenn’s employment with the Company and the Bank is at-will and that he is entitled to 90 days prior notice of termination of his employment. Mr. Glenn received an initial base salary of $550,000 under the Restated Agreement and is eligible for annual salary increases at the discretion of the Boards of Directors of the Company and the Bank. Under the Restated Agreement, Mr. Glenn is also entitled to participate in the Company’s employee and director benefit plans and programs for which he is or will be eligible and certain fringe benefits. Mr. Glenn will not be entitled to any change of control or severance benefits under the Restated Agreement.

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

Upon his hiring in 2007, Mr. Glenn was granted incentive stock options for 800 shares of Company Common Stock that vest in years five through ten of Mr. Glenn’s employment, or immediately upon a change-of-control event and other customary circumstances.

Stephen P. Theobald. Mr. Theobald has no written employment contract with the Company. His annual base salary is $425,000. In addition, Mr. Theobald is eligible to participate in all of the plans and arrangements that are generally available to all of the Company’s salaried employees. On February 28, 2013 we announced that Mr. Theobald will be leaving the Company effective March 31, 2013 to accept a CFO position with another financial services firm.

Robert J. Bloxom. Mr. Bloxom previously entered into a five-year employment contract with Shore Bank in 2008, which includes payment of a severance amount in the event of a change-in-control of the Company, which may be paid unless the Treasury Department or other government agency issues guidance, such as EESA and ARRA, that would prohibit such payments. If permitted by law, the severance amount will be equivalent to 2.99 times his annual salary payable over a sixty-month period. Mr. Bloxom’s annual salary in 2012 was $290,000. Mr. Bloxom’s employment contract will renew in five-year increments. In addition, Mr. Bloxom is eligible to participate in all of the plans and arrangements that are generally available to all of the Company’s salaried employees.

Incentive Arrangement: In order to focus our executive officers’ attention on the profitability of the organization as a whole, we have historically paid cash incentives based upon our annual financial performance as measured by return on average assets. Given the operating losses recently experienced, a decision was reached that the Company would not pay bonuses to executive officers under this plan during 2012.

2011 Omnibus Stock Incentive Plan: We strongly encourage our employees to own stock in the Company. We feel that stock ownership among employees fosters loyalty and longevity and is an excellent method for aligning employee interests with the long-term goals of the organization and our shareholders. To facilitate stock ownership, the compensation committee of the Board of Directors adopted the 2011 Omnibus Stock Incentive Plan (the “2011 Plan”), which was approved by our shareholders on October 4, 2011. The 2011 Plan succeeds our 2006 Stock Incentive Plan and provides for the grant of up to 13,675,000 shares of our Common Stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities. Awards may be made in the form of options, stock appreciation rights, stock awards, stock units, and incentive awards. Each type of award under the 2011 Plan is subject to different requirements and the awards may be conditioned by the performance of the officers and their contribution to the performance of the Company. The 2011 Plan provides that no person shall be granted stock options or stock appreciation rights for more than 1,000,000 shares of Common Stock or stock awards or stock units of more than 500,000 shares of Common Stock during any calendar year. The 2011 Plan also provides that no person may be granted incentive awards in any calendar year with a maximum possible payout of more than $1.5 million.

During 2012 the Company issued restricted stock units under the 2011 Plan to its named executive officers in the following amounts: 239,194 units to Mr. Glenn, 189,732 units to Mr. Theobald, and 129,464 units to Mr. Bloxom. The restricted stock units will vest on the latest of the second anniversary of issuance, the date the Company is no longer subject to the executive compensation and corporate governance requirements of Section 111(b) of the EESA, or the date the Company is no longer subject to the Written Agreement. Within thirty days of vesting, the Company will settle the restricted stock units by issuing one share of its Common Stock for each vested restricted stock unit. Upon Mr. Theobald’s resignation that is expected to be effective March 31, 2013, his shares will be forfeited pursuant to the terms of the agreement. Mr. Glenn also received 35,714 restricted stock units in his capacity as director of the Company. Half of these restricted stock units vested immediately on the date of grant and the other half will vest in one year with settlement dates of January 1, 2015 and January 1, 2016, respectively.

Defined Contribution Plan: Previously, BOHR, Gateway, and Shore had separate plans, however, on April 1, 2011, the Company converted all plans into the Virginia Bankers Association Master Defined Contribution Plan for Hampton Roads Bankshares, Inc. (the “Plan”). Any employee of the Company, Bank of Hampton Roads, or Hampton Roads Investments, Inc. who is at least 21 years of age and has at least three months of service is eligible to participate in the Plan. Additionally, any employee of Shore Bank who is at least 18 years old and has at least three months of service prior to April 1, 2011 is eligible to participate in the Plan. Participants may contribute up to 98% of their covered compensation, subject to statutory limitations, and the Company will make matching contributions of 100% of the first 3% of pay and 50% for the next 2% of pay. The Company may also make additional discretionary contributions to the Plan. Participants are fully vested in their contributions and the Company’s match immediately and become fully vested in the Company’s discretionary contributions after three years of service.

2012 Compensation Committee Report

During 2012 the Company participated in the TARP established by the Treasury under the EESA as a result of its prior sale of preferred stock and warrants to the Treasury and subsequent exchange and conversion of preferred stock into Common Stock and warrants of the Company.

As required by the TARP and by the ARRA, the Compensation Committee reviewed the terms of each senior executive officer and employee compensation plan with the Company’s senior risk officer. This process included the review of all applicable senior executive officer and employee contracts, including salary, annual incentives, and long-term incentives and performance measurements.

As required by ARRA, a number of changes were made to our executive compensation program. The changes include:

•	Performance-based bonuses and other incentive payments to the five most highly compensated employees, as well as all other employees, were not made during 2011 and 2012.

•	The change of control agreements previously applicable to senior executive officers, the next five most highly compensated employees, and all other employees were suspended during 2012.

In addition, the Company has required that bonus payments to senior executive officers or any of the next twenty most highly compensated employees, as defined in the regulations and guidance established under section 111 of EESA (bonus payments), be subject to a recovery or “clawback” provision if the bonus payments were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. However, there were no such bonus payments to any such officers or employees during 2011 or 2012.

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

The Compensation Committee certifies that it has reviewed the senior executive officer compensation plans with the senior risk officer and has made all reasonable efforts to ensure that these plans do not encourage senior executive officers to take unnecessary and excessive risks that threaten the value of the Company. The Compensation Committee further certifies that it has reviewed the employee compensation plans with the senior risk officer and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Company. The Company has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company to enhance the compensation of any employee.

Patrick E. Corbin

Henry P. Custis, Jr.

Robert B. Goldstein

Hal F. Goltz

W. Lewis Witt

Summary Compensation Table

The following table shows the compensation of our principal executive officer during 2012, as well as our two most highly compensated executive officers (other than our principal executive officer) during the year. References throughout this Annual Report on Form 10-K to our “Named Executive Officers” or “named executives” refer to each of the individuals named in the table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(g)		Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)		Total ($)
Douglas J. Glenn, President and CEO(d)	2012 2011	$535,795 433,173	— —	$307,897 —	(h)	— —	— —	$(54,443 67,720	)(e) (f)	$43,333 44,300	(a)	$832,582 545,193
Stephen P. Theobald, Chief Financial Officer	2012 2011	425,000 425,000	— —	212,500 —		— —	— —	— —		6,375 4,797	(b)	643,875 429,797
Robert J. Bloxom, Chief Risk Officer	2012 2011	290,000 287,692	— —	145,000 —		— —	— —	— —		10,000 10,106	(c)	445,000 297,798

(a)	This amount includes $33,333 in board fees earned or paid in cash and $10,000 in 401(k) matching funds.
(b)	This amount includes $6,375 in 401(k) matching funds.
(c)	This amount includes $10,000 in 401(k) matching funds.
(d)	Mr. Glenn was named Interim President and Chief Executive Officer on August 18, 2011. His appointment was made permanent on February 13, 2012.
(e)	This amount represents the change in the benefit obligation for Mr. Glenn’s Supplemental Retirement Agreement during 2012. A decrease in the liability, which represents the present value of the payments that will be made to Mr. Glenn under the Supplemental Retirement Agreement upon his retirement, was recorded on the Company’s balance sheet. We have funded the Supplemental Retirement Agreement with a life insurance policy which names the Company as beneficiary. This life insurance policy will reimburse the Company for all expenses related to the Supplemental Retirement Agreement including the policy premiums and the payments made to Mr. Glenn upon his retirement.
(f)	This amount represents the change in the benefit obligation for Mr. Glenn’s Supplemental Retirement Agreement during 2011. These amounts were expensed during the year and a liability was recorded on the Company’s balance sheet which represents the present value of the payments that will be made to Mr. Glenn under the Supplemental Retirement Agreement upon his retirement.
(g)	The amounts in this column reflect the grant date fair value of restricted stock unit awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). The valuation assumptions used in determining these amounts are described in Note 15 of our consolidated financial statements included in this Annual Report on Form 10-K.
(h)	This amount includes 239,194 restricted stock units received in connection with Mr. Glenn’s service as President and Chief Executive Officer of the Company and 35,714 restricted stock units received in connection with Mr. Glenn’s service on the Company’s board of directors.

Outstanding Equity Awards at Year-End Table

The following table presents outstanding stock options and restricted stock units held by our named executive officers as of December 31, 2012. Each equity grant is shown separately for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Douglas J. Glenn	156 80 400	644 — —	(a)	$306.25 300.00 300.00	11/01/2017 12/31/2016 12/31/2016	— — — —	— — — —	239,194 17,857 — —	(b) (c)	$267,897 20,000 — —

Stephen P. Theobald	—	—		—	—	—	—	189,732		212,500

Robert J. Bloxom	—	—		—	—	—	—	129,464		145,000

(a)	80 options vest annually each November 1.
(b)	The restricted stock units will vest on the latest of (i) December 27, 2014, (ii) the date the Company is no longer subject to the executive compensation and corporate governance requirements of Section 111(b) of the EESA, or (iii) the date the Company is no longer subject to the Written Agreement.
(c)	Vest on December 27, 2013.

Director Compensation Table

The following table shows compensation paid to directors of the Company during 2012.

Name	Total Fees Earned or Paid in Cash ($) (5)	Stock Awards ($) (1)	Option Awards ($)	Total ($)
Henry P. Custis, Jr.(2)	$47,958	$40,000	$—	$87,958
Patrick E. Corbin	28,958	40,000	—	68,958
Robert B. Goldstein	22,083	40,000	—	62,083
Hal F. Goltz (3)	—	—	—	—
Charles M. Johnston (4)	3,583	—	—	3,583
William A. Paulette	28,708	40,000	—	68,708
Billy G. Roughton	20,583	40,000	—	60,583
W. Lewis Witt	26,417	40,000	—	66,417

(1)	The amounts in this column reflect the grant date fair value of restricted stock unit awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). The valuation assumptions used in determining these amounts are described in Note 15 of our consolidated financial statements included in this Annual Report on Form 10-K.
(2)	Chairman of the Board for the Company.
(3)	Mr. Goltz does not receive fees in his capacity as a director of the Company, pursuant to Anchorage Capital Management’s policies.
(4)	Mr. Johnston was appointed as director of the board and his first meeting was in November 2012.
(5)	This column represents fees earned or paid in cash from the Company and, in the case of Mr. Custis, Shore for serving on the respective board.

In 2010 the Board of Directors adopted a director compensation program pursuant to which each director beginning in 2011 would receive an annual cash retainer of $20,000 and an annual grant of restricted stock units with a one-year vesting period and a value equal to the annual cash retainer. In addition, during 2012 each director of the Company received $750 per committee meeting attended ($250 if attended by teleconference). The Chairman of the Company’s Board received an additional $625 per meeting but the chairman of a board committee was not otherwise compensated. Certain of the Company’s directors also serve as directors of Shore. Each director of Shore receives an annual retainer of $15,000 regardless of whether he attends meetings.

Due to the Company’s focus on other matters during 2011, the annual grant of restricted stock units was not distributed to eligible directors in 2011. Therefore, during 2012 the Company granted restricted stock units with a value equal to $40,000 to cover the 2011 and 2012 annual grants. Half of the restricted stock units vested immediately on the date of grant and the other half will vest in one year with settlement dates of January 1, 2015 and January 1, 2016, respectively.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial Ownership of Directors, Executive Officers, and Principal Shareholders of the Company

The following table sets forth for (1) each director and the executive officers named in the Summary Compensation Table, (2) all directors and executive officers as a group, and (3) each beneficial owner of 5% or more of our Common Stock: (i) the number of shares of Common Stock beneficially owned on February 28, 2013, and (ii) such person’s or group’s percentage ownership of outstanding shares of Common Stock on such date. All of the Company’s directors and executive officers receive mail at the Company’s principal executive office at Attn: Douglas J. Glenn, President and Chief Executive Officer at Hampton Roads Bankshares, Inc., 641 Lynnhaven Parkway, Virginia Beach, Virginia 23452.

This table is based upon information supplied by officers, directors, and principal shareholders. Unless indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

	Number of Shares Beneficially Owned		Percent of Outstanding Shares (1)
Name
Certain Beneficial Owners:

CapGen Capital Group VI LP(2) 280 Park Avenue 40th Floor West, Suite 401 New York, NY 10017	51,024,981		29.97

Carlyle Financial Services Harbor, L.P.(3) c/o The Carlyle Group 1001 Pennsylvania Avneue, NW Suite 220 South Washington, DC 20004-2505	42,398,583		24.90

ACMO-HR, L.L.C.(4) c/o Anchorage Capital Group, L.L.C. 610 Broadway 6th Floor New York, NY 10012	42,398,583		24.90

Affiliates of Fir Tree, Inc.	16,284,406	(5)	9.56

Directors:

Douglas J. Glenn	12,067	(6)	*

Henry P. Custis, Jr.	15,221	(7)	*

James F. Burr(3)	—		*

Patrick E. Corbin	140,055	(8)	*

Robert B. Goldstein(14)	51,024,981		29.97

Hal F. Goltz	—		*

Charles M. Johnston	10,000		*

William A. Paulette	16,694	(9)	*

Billy G. Roughton	57,069	(10)	*

W. Lewis Witt	75,266	(11)	*

Non-Director Executive Officers (not included above):			*

Stephen P. Theobald	9,853		*

Robert J. Bloxom	9,653	(12)	*

W. Thomas Mears	876		*

Donna W. Richards	2,245	(13)	*

All Directors and Executive Officers, as a group (15 persons)	51,373,980		30.17

*	Represents less than 1% of outstanding shares.

(1)	Applicable percentages are based on 170,265,150 shares outstanding on February 28, 2013. Shares of Common Stock subject to warrants, options, or rights exercisable within 60 days of February 28, 2013 are deemed outstanding (without regard for limitations on exercise) for computing the percentage of the person holding such warrants, options, or rights but are not deemed outstanding for computing the percentage held by any other person. The table includes shares owned by spouses, other immediate family members, in trust, shares held in retirement accounts or funds for the benefit of the named individuals, shares held as restricted stock, and other forms of ownership over which shares the persons named in the table may possess voting and/or investment power.
(2)	Mr. Eugene A. Ludwig is the managing member of CapGen Capital Group VI LLC, which is the general partner of CapGen Capital Group VI LP. Robert B. Goldstein is a director of the Company and a founding Principal in CapGen.
(3)	Carlyle Group Management L.L.C. is the general partner of The Carlyle Group L.P., which is a publicly traded entity listed on NASDAQ. The Carlyle Group L.P. is the sole member of Carlyle Holdings II GP L.L.C., which is the general partner of Carlyle Holdings II L.P., which is the general partner of TC Group Cayman Investment Holdings, L.P., which is the general partner of TC Group Cayman Investment Holdings Sub L.P., which is the sole shareholder of Carlyle Financial Services, Ltd., which is the general partner of TCG Financial Services, L.P., which is the general partner of Carlyle Financial Services Harbor, L.P. By virtue of these relationships, the aforementioned entities may be deemed to share beneficial ownership of the shares of Common Stock owned by Carlyle Financial Services Harbor, L.P. Each such entity expressly disclaims beneficial ownership of the shares of Common Stock owned by Carlyle Financial Services Harbor, L.P. except to the extent of its pecuniary interest herein. A Carlyle designee, James F. Burr, has been appointed director of the Company effective when he receives approval from banking regulatory authorities. He will replace Carlyle’s previous designee, Randal W. Quarles, who resigned as a director effective May 21, 2012.
(4)	All investment and voting decisions with respect to the shares of Common Stock held by ACMO-HR, L.L.C. are made by Anchorage Capital Group, L.L.C. (formerly named Anchorage Advisors, L.L.C.). Because of their respective relationships with ACMO-HR, L.L.C. and each other, each of Anchorage Advisors Management, L.L.C., Anchorage Capital Group, L.L.C., Anchorage Capital Master Offshore, Ltd., ACMO-HR, L.L.C and Messrs. Anthony L. Davis and Kevin M. Ulrich may be deemed to share voting and disposition power with respect to the shares of Common Stock beneficially owned by ACMO-HR, L.L.C. None of these persons or entities may be deemed to have sole voting and disposition power with respect to any shares of Common Stock beneficially owned by ACMO-HR, L.L.C. Hal F. Goltz is a director of the Company and is a senior analyst with Anchorage.
(5)	Fir Tree, Inc. may be deemed to beneficially own the shares of Common Stock held by Fir Tree Value Master Fund, L.P. as a result of being the investment manager of Fir Tree Value Master Fund, L.P. Fir Tree Value Master Fund, L.P. may direct the vote and disposition of the shares of Common Stock beneficially held by it. Fir Tree, Inc. has been granted investment discretion over the Common Stock held by Fir Tree Value Master Fund, L.P. and thus has the shared power to direct the vote and disposition of the shares of Common Stock beneficially held by Fir Tree Value Master Fund, L.P. Fir Tree, Inc. is also the investment manager of Fir Tree REOF II Master Fund, LLC and has been granted investment discretion over the Common Stock held by Fir Tree REOF II Master Fund, LLC and thus also has the shared power to direct the vote and disposition of such shares of Common Stock.
(6)	Includes 11 shares in the Company’s 401(k) Profit Sharing Plan and Trust for Douglas J. Glenn, 186 shares held in the Company’s 401(k) Profit Sharing Plan and Trust for Tiffany K. Glenn (wife), 71 shares held by Tiffany K. Glenn, 303 shares owned by Tiffany K. Glenn, 713 shares held in the Company’s director compensation plans for Douglas J. Glenn, 18 shares held by Tiffany K. Glenn as custodian for Grayson Glenn (son), and 18 shares held by Tiffany K. Glenn as custodian for Bayler Glenn (daughter).
(7)	Includes 13,221 shares held in a revocable trust for Henry P. Custis and 2,000 shares owned by Linda Custis (wife).
(8)	Includes 8 shares owned by Brenda C. Corbin, 297 shares held in a deferred compensation plan for Patrick E. Corbin, and 139,750 shares held in a revocable trust for Patrick E. Corbin.
(9)	Includes 1,194 shares owned jointly with Carolyn E. Paulette (wife).
(10)	Includes 15,463 shares jointly held with Mildred H. Roughton (wife), 3,590 shares held in an IRA for Billy G. Roughton, and 422 shares held in an IRA for Mildred H. Roughton (wife).

(11)

Includes 253 shares held in an IRA for W. Lewis Witt, 908 shares held in an IRA for Judith W. Witt (wife), 13,427 shares held in the Company’s director compensation plans for W. Lewis Witt, 3,979 shares owned by Inner-View, Ltd., a company owned by W. Lewis Witt, 6,037 shares held in an IRA for W. Lewis Witt, 2,100 shares held by BHR as Custodian for W. Lewis Witt, and 5,231 shares for TOD Registration Account.

(12)	Includes 324 shares as custodian under VUGMA and 310 shares held in an IRA for Victoria H. Bloxom (wife).
(13)	Includes 2,245 shares held in an IRA for Donna W. Richards.
(14)	As a principal member and member of the investment committee of CapGen, LLC, the general partner of CapGen Capital Group VI LP, Mr. Goldstein may be deemed to be the indirect beneficial owner of such shares or shares underlying the warrants under Rule 16a-1(a)(2) promulgated under the Exchange Act. Pursuant to Rule 16a-1(a)(4) promulgated under the Exchange Act, Mr. Goldstein disclaims that he is the beneficial owner of such shares, to the extent of his pecuniary interest. The shares attributable to Mr. Goldstein in this table are the same shares attributable to CapGen Capital Group VI LP.

A summary of the information related to our existing equity compensation plans as of December 31, 2012 is given below.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,359,596	$8.35	13,675,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,359,596	$8.35	13,675,000

On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan, which succeeds the Company’s 2006 Stock Incentive Plan and provides for the grant of up to 13,675,000 shares of our Common Stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2012 certain directors and executive officers of the Company, their affiliates, and members of their immediate families were customers of and had loan transactions with the Company in the normal course of business and are expected to continue to have customer relationships with the Company in the future. All outstanding loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and did not involve more than a normal risk of collectability or present other unfavorable features.

At December 31, 2012 loans to executive officers, directors, and their associates amounted to $89.9 million. During 2012 additional loans and repayments of loans by executive officers, directors, and their associates netted $8.2 million.

Bank of Hampton Roads leases its Nags Head, North Carolina and one of its Kitty Hawk, North Carolina branches from Billy G. Roughton, a director of the Company, and his wife for monthly payments of $8,000 and $18,410, respectively, during 2012. Total payments under these leases in 2013 are expected to be approximately the same as in 2012. The Roughton’s interests in these transactions are equal to the monthly lease payments. The term of the Nags Head lease was renewed for five years commencing August 2009. Kitty Hawk is a land lease that commenced in April 2006 for a term of twenty years, with three optional five-year renewals. In the opinion of management, the payments under these leases are as favorable to the Company as could have been made with unaffiliated parties.

On June 27, 2012, under the terms of a Standby Purchase Agreement with the Company, an affiliate of Carlyle Financial Services Harbor, L.P. received a $1.0 million cash fee in return for its agreement to fulfill its obligations under the Standby Purchase Agreement. Randal K. Quarles is a managing partner of this entity and a former director of the Company who resigned from the board in May 2012. James F. Burr is a designee of Carlyle Financial Services Harbor, L.P.

On June 27, 2012, under the terms of a Standby Purchase Agreement with the Company, ACMO-HR, L.L.C. received a $1.0 million cash fee in return for its agreement to fulfill its obligations under the Standby Purchase Agreement. Anchorage Advisors is affiliated with ACMO-HR, L.L.C. and Hal F. Goltz, a director of the Company, is a senior analyst of Anchorage Advisors.

On June 27, 2012, under the terms of a Standby Purchase Agreement with the Company, CapGen Capital Group VI LP received a $1.0 million cash fee in return for its agreement to fulfill its obligations under the Standby Purchase Agreement. Robert B. Goldstein, a director of the Company, is affiliated with this entity.

Corporate Governance

Director Independence

The Board is comprised of a majority of independent directors as defined by the NASDAQ listing standards. The Board of Directors in its business judgment has determined that the following of its members are independent as defined under the NASDAQ Stock Market’s listing standards: Patrick E. Corbin, Henry P. Custis, Robert B. Goldstein, Hal F. Goltz, Charles M. Johnston, William A. Paulette, and W. Lewis Witt. In reaching this conclusion, the Board of Directors considered that the Company and its subsidiaries provide services to, and otherwise conduct business with, certain members of the Board of Directors or members of their immediate families or companies with which members of the Board of Directors are affiliated. These transactions are discussed in greater detail in the “Certain Relationships and Related Transactions” section of this Annual Report on Form 10-K.

Based on these standards, the Board of Directors determined that Billy G. Roughton was not independent because he owns two branches that the Company leases. These transactions are discussed in greater detail in the “Certain Relationships and Related Transactions” section of this Annual Report on Form 10-K. Except for Billy G. Roughton, none of our non-employee directors, their immediate family members, or employees, are engaged in such relationships with us.

The Board of Directors considered the following transactions between us and certain of our directors or their affiliates and determined that such transactions did not impair the director’s independence under the above standard:

•	Loans made by us and our subsidiaries to certain directors and their associates in the ordinary course of business.

•	Payments, which were under $200,000 and 5% of such company’s consolidated gross revenues, for the lease of property made to Accawmacke Associates, a business affiliated with Henry P. Custis, Jr.

•	Transaction-related fees paid to Carlyle Investment Management L.L.C. in connection with the Private Placement and the relationship that James F. Burr has with this entity.

•	Transaction-related fees paid to ACMO-HR, L.L.C. in connection with the Private Placement and the relationship that Hal F. Goltz has with this entity.

•	Transaction-related fees paid to CapGen Capital Group VI LP in connection with the Private Placement and the relationship that Robert B. Goldstein has with this entity.

Committees

The Company currently has separate Audit, Compensation, and Corporate Governance and Nominating Committees that are composed of directors who are each an “independent director” as that term is defined under the NASDAQ Stock Market’s listing standards and the requirements of the SEC.

Audit Committee

The Audit Committee consisted of Patrick E. Corbin, Charles M. Johnston, William A. Paulette, and W. Lewis Witt. The Board of Directors determined that all of these directors were “independent directors” as that term is defined under the NASDAQ Stock Market’s listing standards and the requirements of the SEC.

The Audit Committee and the Board of Directors has designated Patrick E. Corbin as the Audit Committee Financial Expert, as defined under the SEC’s rules. The Audit Committee’s charter appears on the Company’s website at http://www.snl.com/irweblinkx/corporateprofile.aspx?iid=4066242.

The Audit Committee is responsible for the appointment, compensation, and oversight of the work of the independent registered public accounting firm of the Company. It also must pre-approve all audit and non-audit services provided by the independent registered public accounting firm. The Audit Committee acts as the intermediary between the Company and the independent registered public accounting firm and reviews the reports of the independent registered public accounting firm. The Audit Committee held five meetings in 2012. Refer to the “Audit Committee Report” below.

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

The Audit Committee meets with the internal and independent registered public accounting firm to discuss the results of their audits, the evaluations of the Company’s internal controls, and the overall quality of the Company’s financial reporting. The meetings also are designed to facilitate any private communications with the Audit Committee desired by the internal auditors or independent registered public accounting firm. In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board of Directors, and the Board has approved, that the audited consolidated financial statements of the Company be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the SEC.

Patrick E. Corbin

Charles M. Johnston

William A. Paulette

W. Lewis Witt

Compensation Committee

The Compensation Committee consisted of Patrick E. Corbin, Henry P. Custis, Jr., Robert B. Goldstein, Hal F. Goltz, and W. Lewis Witt, all of whom the Board of Directors determined were independent in 2012 under standards set by the NASDAQ Stock Market. This committee met nine times in 2012.

The Compensation Committee reviews the compensation of all executive officers, determines the compensation package for the Chief Executive Officer, and administers the Company’s compensation programs. Refer to the “Compensation Discussion and Analysis” and “2012 Compensation Committee Report.”

The charter of the Compensation Committee appears on the Company’s website at http://www.snl.com/irweblinkx/corporateprofile.aspx?iid=4066242.

Corporate Governance and Nominating Committee

The Corporate Governance and Nominating Committee consisted of Patrick E. Corbin, Henry P. Custis, Robert B. Goldstein, Hal F. Goltz, William A. Paulette, and W. Lewis Witt, all of whom the Board of Directors determined were independent in 2012 under standards set by the NASDAQ Stock Market. This committee met seven times in 2012.

The Nominating Committee does not have a written diversity policy, however, it does give consideration to potential candidates who would promote diversity on the Board with respect to professional background, experience, and expertise.

Qualification of Directors. In evaluating candidates for election to the Board, the Nominating Committee shall take into account the qualifications of the individual candidate as well as the composition of the Board of Directors as a whole. Among other things, the Nominating Committee considers the following.

•	the candidate’s ability to help the Board of Directors create stockholder wealth;

•	the candidate’s ability to represent the interests of the stockholders;

•	the business judgment, experience that is relevant to the business, and acumen of the candidate;

•	the need of the Board for Directors to have certain skills and experience relevant to the business;

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

Board’s Role in Risk Oversight

The Board of Directors, through its Risk Oversight Committee, is actively involved in overseeing enterprise risk, primarily through the assistance of its Audit Committee. The Company’s Internal Audit Department conducts an annual investigation and evaluation of enterprise risk. The Internal Audit Department reports its findings to and answers inquiries of the Audit Committee. The Chairman of the Audit Committee then shares this information with the full Board of Directors at its next meeting and responds to its directions. In addition to the Audit Committee, other committees of the Board of Directors consider risk within their areas of responsibility. In setting executive compensation, the Compensation Committee considers risks that may be implicated by our compensation programs and endeavors to set executive compensation that creates incentives to achieve long-term shareholder value without encouraging excessive risk taking to achieve short-term results. The Compensation Committee reports its findings with explanations to the full Board of Directors.

Leadership Structure

We have operated under a board leadership structure with separate roles for our Chairman of the Board and our Chief Executive Officer, although our governance documents do not require us to do so. Historically, our Chairman of the Board is responsible for presiding over the meetings of the Board of Directors and the annual meetings of shareholders, and our Chief Executive Officer is responsible for the general management of the business, financial affairs, and day-to-day operations of the Company. As our directors continue to have more oversight responsibility, we believe it is beneficial to have a Chairman whose focus is to lead the board and facilitate communication among directors and management. Accordingly, we believe this structure is the best governance model for the Company and our shareholders.

Information About Shareholders

The Board of Directors has not established a written policy regarding communication with shareholders. A formal policy has not been adopted because directors have periodic contact with shareholders through business, personal, and community-based activities. Although not prescribed in a policy, shareholders may communicate with the Board of Directors through written communication addressed to the Company’s executive office at Attn: Douglas J. Glenn, President and Chief Executive Officer, Hampton Roads Bankshares, Inc., 641 Lynnhaven Parkway, Virginia Beach, Virginia 23452.

Board and Committee Meetings

The business of the Company is managed under the direction of the Board of Directors. The Board of Directors generally meets once a month and held 10 physical meetings and 4 teleconferences in 2012. During 2012 each director participated in at least 75% of all Board of Directors meetings and at least 75% of all meetings of committees on which he served. The Board of Directors does not have a policy regarding attendance at annual shareholders’ meetings. However, directors are encouraged to attend such meetings, and at the 2013 annual meeting of shareholders, held on December 26, 2012, three of the current directors, Douglas J. Glenn, Henry P. Custis, Jr., and W. Lewis Witt, were in attendance. All Board committee meetings are scheduled by the committee chairpersons as deemed necessary.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

Amounts paid to KPMG LLP (“KPMG”) for work performed in 2012 and 2011 appear below:

	KPMG
	2012		2011
Audit fees (1)	$455,556		$545,500
Audit-related fees	25,441	(2)	20,000	(2)
Tax fees	397,124		323,213
All other fees	—		39,000	(3)

(1)	Fees for financial statement audit, including audit of internal control over financial reporting and interim reviews, and reviews of registration statements and consents.
(2)	Fees for audit of 401(k) plan.
(3)	Fees for related to advisory services.

As stated in the Audit Committee charter, the Audit Committee must pre-approve all audit and non-audit services provided by the firm of independent auditors. During 2012 the Audit Committee pre-approved 100% of services provided by KPMG. The Audit Committee has considered the provisions of these services by KPMG and has determined that the services are compatible with maintaining KPMG’s independence.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

(1)	Financial Statements—The following documents are included in the 2012 Annual Report to Shareholders and are incorporated by reference in this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Loss

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

Hampton Roads Bankshares, Inc.

March 25, 2013 Date	/s/ Douglas J. Glenn
Douglas J. Glenn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE

/s/ Douglas J. Glenn Douglas J. Glenn	President, Chief Executive Officer, and Director	March 25, 2013
(Principal Executive Officer)

/s/ Stephen P. Theobald Stephen P. Theobald	Executive Vice President and Chief Financial Officer	March 25, 2013
(Principal Financial Officer)

/s/ Lorelle L. Fritsch Lorelle L. Fritsch	Senior Vice President and Chief Accounting Officer	March 25, 2013
(Principal Accounting Officer)

/s/ Henry P. Custis, Jr.	Chairman of the Board	March 25, 2013
Henry P. Custis, Jr.

/s/ Patrick E. Corbin	Director	March 25, 2013
Patrick E. Corbin

/s/ Robert B. Goldstein	Director	March 25, 2013
Robert B. Goldstein

/s/ Hal F. Goltz	Director	March 25, 2013
Hal F. Goltz

/s/ Charles M. Johnston	Director	March 25, 2013
Charles M. Johnston

/s/ William A. Paulette	Director	March 25, 2013
William A. Paulette

/s/ Billy G. Roughton	Director	March 25, 2013
Billy G. Roughton

/s/ W. Lewis Witt	Director	March 25, 2013
W. Lewis Witt

Exhibit Index

Hampton Roads Bankshares, Inc.

3.1	Amended and Restated Articles of Incorporation of Hampton Roads Bankshares, Inc., filed herewith.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, attached as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated September 24, 2009, incorporated herein by reference.

4.1	Specimen of Common Stock Certificate, incorporated by reference from Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010.

4.2	Amended and Restated Warrant for Purchase of Shares of Common Stock issued to the United States Department of the Treasury, incorporated by reference from Exhibit 10.2 to the Registrant’s Form 8-K, filed August 18, 2010.

4.3	Letter Agreement, dated December 31, 2008, by and between Hampton Roads Bankshares, Inc. and the United States Department of the Treasury, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, filed January 5, 2009.

4.4	Exchange Agreement, dated August 12, 2010, by and between Hampton Roads Bankshares, Inc. and the United States Department of the Treasury, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, filed August 18, 2010.

4.5	Standby Purchase Agreement, dated May 21, 2012, by and between Hampton Roads Bankshares, Inc., Anchorage, Carlyle, and CapGen incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, filed May 24, 2012.

10.1	Second Amended and Restated Investment Agreement, dated August 11, 2010, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, filed August 17, 2010.

10.2	Amended and Restated CapGen Investment Agreement, dated August 11, 2010, incorporated by reference from Exhibit 10.2 to the Registrant’s Form 8-K, filed August 17, 2010.

10.3	Form of Second Amended and Restated Securities Purchase Agreement, incorporated by reference from Exhibit 10.3 to the Registrant’s Form 8-K, filed August 17, 2010.

10.4	Amended and Restated Securities Purchase Agreement, dated August 11, 2010, incorporated by reference from Exhibit 10.4 to the Registrant’s Form 8-K, filed August 17, 2010.

10.5	Carlyle Investor Letter, dated August 11, 2010, incorporated by reference from Exhibit 10.5 to the Registrant’s Form 8-K, filed August 17, 2010.

10.6	Anchorage Investor Letter, dated August 11, 2010, incorporated by reference from Exhibit 10.6 to the Registrant’s Form 8-K, filed August 17, 2010.

10.7	CapGen Investor Letter, dated August 11, 2010, incorporated by reference from Exhibit 10.7 to the Registrant’s Form 8-K, filed August 17, 2010.

10.8	Consent Letter with affiliate of Davidson Kempner, dated August 11, 2010, incorporated by reference from Exhibit 10.8 to the Registrant’s Form 8-K, filed August 17, 2010.

10.9	Consent Letter with affiliates of Fir Tree, dated August 11, 2010, incorporated by reference from Exhibit 10.9 to the Registrant’s Form 8-K, filed August 17, 2010.

10.10	Assignment and Assumption Agreement, among Goldman, Sachs, & Co., CapGen Capital Group VI LP, and C12 Protium Value Opportunities Ltd, dated September 23, 2010, incorporated by reference from Exhibit 10.10 to the Registrant’s Form 8-K, filed September 23, 2010.

10.11	Director Retirement Plan, dated as of November 28, 2006, attached as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K dated March 11, 2008, incorporated herein by reference.

10.12	Amended and Restated Employment Agreement, dated as of February 13, 2012, between the Registrant, The Bank of Hampton Roads, and Douglas J. Glenn, attached as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed February 17, 2012, incorporated herein by reference.

10.13	Supplemental Retirement Agreement (as electronically amended and restated), dated May 27, 2008, between The Bank of Hampton Roads and Douglas J. Glenn, attached as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, incorporated herein by reference.

10.14	Employment Agreement, dated as of August 28, 2006, between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch, attached as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.15	First Amendment to the Employment Agreement between Hampton Roads Bankshares, Inc. and Lorelle L. Fritsch, dated as of July 23, 2008, attached as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.16	Hampton Roads Bankshares, Inc. 2011 Omnibus Incentive Plan, attached as Exhibit 4.13 to the Registrant’s Registration Statement on Form S-8, filed December 20, 2011, incorporated herein by reference.

10.17	Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of January 1, 2005, attached as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.18	First Amendment to Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of December 30, 2008, attached as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.19	Second Amendment to the Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of December 30, 2008, attached as Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.20	Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of March 14, 2006, attached as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-134583) dated May 31, 2006, incorporated herein by reference.

10.21	First Amendment to Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of December 26, 2008 attached as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.22	Non-Qualified Limited Stock Option Plan for Directors and Employees, dated March 31, 1994, attached as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

10.23	Gateway Financial Holdings, Inc. 2005 Omnibus Stock Ownership and Long-Term Incentive Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-127978) dated August 31, 2005, incorporated herein by reference.

10.24	Gateway Financial Holdings, Inc. 2001 Non-statutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98021) dated August 13, 2002, incorporated herein by reference.

10.25	Gateway Financial Holdings, Inc. 1999 Incentive Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98025) dated August 13, 2002, incorporated herein by reference.

10.26	Gateway Financial Holdings, Inc. 1999 Non-statutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-98027) dated August 13, 2002, incorporated herein by reference.

10.27	Gateway Financial Holdings, Inc. 1999 BOR Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-144841) dated July 25, 2007, incorporated herein by reference.

10.28	Shore Financial Corporation 2001 Stock Incentive Plan, attached as Exhibit 99 to Shore Financial Corporation’s Registration Statement on Form S-8 (Registration No. 333-82838) dated February 15, 2002, incorporated herein by reference.

10.29	Shore Savings Bank, F.S.B. 1992 Stock Option Plan dated November 10, 1992, attached as Exhibit 10 to Shore Financial Corporation’s Registration Statement on Form S-4EF dated September 15, 1997, incorporated herein by reference.

10.30	Purchase & Assumption Agreement, dated July 14, 2011, by and between The Bank of Hampton Roads and The East Carolina Bank, incorporated by reference from the Registrant’s From 8-K, filed July 14, 2011.

10.31	Asset Purchase Agreement, dated August 1, 2011, by and among Bankers Insurance, L.L.C., Gateway Insurance Services, Inc., and The Bank of Hampton Roads, incorporated by reference from Exhibit 10.1 to the Registrant’s From 8-K, filed August 2, 2011.

10.32	Consulting Agreement, dated August 17, 2011, by and between Hampton Roads Bankshares, Inc. and John A. B. Davies, Jr., incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, filed August 18, 2011.

10.33	Transition Agreement, dated August 17, 2011, by and between Hampton Roads Bankshares, Inc. and John A. B. Davies, Jr., incorporated by reference from Exhibit 10.2 to the Registrant’s Form 8-K, filed August 18, 2011.

10.34	Employment Agreement (as amended), dated January 8, 2008, between Shore Bank and Robert J. Bloxom, attached as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, incorporated herein by reference.

10.35	Asset Purchase Agreement, dated April 30, 2012, by and between Hampton Roads Bankshares, Inc. and Bank of North Carolina, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, filed April 30, 2012.

10.36	Amended Omnibus Plan, dated June 25, 2012, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, filed June 25, 2012.

10.37	Settlement Agreement and Mutual Release, effective August 17, 2012, by and among Hampton Roads Bankshares, Inc., The Bank of Hampton Roads, and John A. B. Davies, Jr., incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, filed August 22, 2012.

10.38	Form of Restricted Stock Unit Award Agreement, incorporated by reference from Exhibit 10.1 to the Registrant’s Form 8-K, filed January 2, 2013.

13.1	Excerpts from the Annual Report for the year ended December 31, 2011, except to the extent incorporated by reference, is being furnished for informational purposes only and is not deemed to be filed as part of the report on Form 10-K.

14.1	The Company has a Code of Ethics for its senior financial officers and the Chief Executive Officer. Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the SEC. A copy of the Company’s Code of Ethics can be obtained through written communications addressed to Stephen P. Theobald, Chief Financial Officer, Hampton Roads Bankshares, Inc., 641 Lynnhaven Parkway, Virginia Beach, Virginia 23452.

21.1	A list of the subsidiaries of Hampton Roads Bankshares, Inc., filed herewith.

23.1	Consent of KPMG LLP, filed herewith.

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

99.1	TARP Certification of Chief Executive Officer and Chief Financial Officer, filed herewith.

101	The following materials from the Hampton Roads Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, filed herewith.