Form 10-Q
period 2013-03-31
HAMPTON ROADS BANKSHARES INC
filed 2013-05-14
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock as of April 30, 2013 was 170,265,150 shares, par value $0.01.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)	March 31, 2013	December 31, 2012
Assets:
Cash and due from banks	$14,767	$16,761
Interest-bearing deposits in other banks	818	656
Overnight funds sold and due from Federal Reserve Bank (“FRB”)	108,637	83,800
Investment securities available for sale, at fair value	292,669	276,455
Restricted equity securities, at cost	17,323	18,066

Loans held for sale	51,846	84,068

Loans	1,412,650	1,432,275
Allowance for loan losses	(43,709)	(48,382)

Net loans	1,368,941	1,383,893
Premises and equipment, net	71,457	78,657
Interest receivable	5,371	5,077
Other real estate owned and repossessed assets, net of valuation allowance	33,834	32,215
Intangible assets, net	2,075	2,410
Bank-owned life insurance	53,572	53,199
Other assets	11,032	18,835

Totals assets	$2,032,342	$2,054,092

Liabilities and Shareholders’ Equity:
Deposits:
Noninterest-bearing demand	$239,813	$263,266
Interest-bearing:
Demand	570,544	519,799
Savings	61,949	59,876
Time deposits:
Less than $100	362,446	393,580
$100 or more	360,412	381,253

Total deposits	1,595,164	1,617,774
Federal Home Loan Bank borrowings	194,839	195,060
Other borrowings	41,103	41,002
Interest payable	5,181	4,882
Other liabilities	10,693	10,651

Total liabilities	1,846,980	1,869,369

Commitments and contingencies
Shareholders’ equity:
Preferred stock, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares authorized; 170,265,150 shares issued and outstanding on March 31, 2013 and December 31, 2012	1,703	1,703
Capital surplus	586,508	586,347
Retained deficit	(410,754)	(411,386)
Accumulated other comprehensive income, net of tax	6,598	6,837

Total shareholders’ equity before non-controlling interest	184,055	183,501
Non-controlling interest	1,307	1,222

Total shareholders’ equity	185,362	184,723

Total liabilities and shareholders’ equity	$2,032,342	$2,054,092

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Three Months Ended
(unaudited)	March 31, 2013	March 31, 2012
Interest Income:
Loans, including fees	$17,673	$19,521
Investment securities	1,815	2,008
Overnight funds sold and due from FRB	42	77

Total interest income	19,530	21,606

Interest Expense:
Deposits:
Demand	509	460
Savings	10	22
Time deposits:
Less than $100	1,000	1,617
$100 or more	1,008	1,607

Interest on deposits	2,527	3,706
Federal Home Loan Bank borrowings	486	587
Other borrowings	587	613

Total interest expense	3,600	4,906

Net interest income	15,930	16,700
Provision for loan losses	—	7,302

Net interest income after provision for loan losses	15,930	9,398

Noninterest Income:
Mortgage banking revenue	5,964	3,258
Service charges on deposit accounts	1,217	1,342
Income from bank-owned life insurance	373	399
Impairment of premises and equipment	(2,825)	—
Losses on other real estate owned and repossessed assets	(904)	(2,964)
Loss on sale of investment securities available for sale	—	(13)
Other	1,603	1,087

Total noninterest income	5,428	3,109

Noninterest Expense:
Salaries and employee benefits	10,956	9,712
Occupancy	1,802	1,746
FDIC insurance	1,018	1,227
Professional and consultant fees	893	1,393
Data processing	797	1,085
Problem loan and repossessed asset costs	480	893
Equipment	464	705
Other	3,022	3,150

Total noninterest expense	19,432	19,911

Income (loss) before provision for income taxes	1,926	(7,404)
Provision for income taxes	—	—

Net income (loss)	1,926	(7,404)
Net income attributable to non-controlling interest	1,294	502

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$632	$(7,906)

Per Share:
Cash dividends declared	$—	$—

Basic loss	$—	$(0.23)

Diluted loss	$—	$(0.23)

Basic weighted average shares outstanding	170,390,148	34,561,145
Effect of dilutive shares and warrant	1,230,409	—

Diluted weighted average shares outstanding	171,620,557	34,561,145

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	For the Three Months Ended	For the Three Months Ended
(unaudited)	March 31, 2013	March 31, 2012

Net income (loss)	$1,926	$(7,404)

Other comprehensive income, net of tax
Change in unrealized gain / loss on securities available for sale	(239)	(757)
Reclassification adjustment for securities losses included in net income	—	13

Other comprehensive loss, net of tax	(239)	(744)

Comprehensive income (loss)	1,687	(8,148)

Comprehensive income attributable to non-controlling interest	1,294	502

Comprehensive income (loss) attributable to Hampton Roads Bankshares, Inc.	$393	$(8,650)

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Capital Surplus	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Shareholders’ Equity
(unaudited)	Shares	Amount
Balance at December 31, 2012	170,265,150	$1,703	$586,347	$(411,386)	$6,837	$1,222	$184,723

Net income	—	—	—	632	—	1,294	1,926
Other comprehensive loss	—	—	—	—	(239)	—	(239)
Stock-based compensation expense	—	—	161	—	—	—	161
Distributed non-controlling interest	—	—	—	—	—	(1,209)	(1,209)

Balance at March 31, 2013	170,265,150	$1,703	$586,508	$(410,754)	$6,598	$1,307	$185,362

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Three Months Ended
(unaudited)	March 31, 2013	March 31, 2012
Operating Activities:
Net income (loss)	$1,926	$(7,404)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	901	1,050
Amortization of intangible assets and fair value adjustments	600	370
Provision for loan losses	—	7,302
Proceeds from mortgage loans held for sale	209,850	139,210
Originations of mortgage loans held for sale	(177,628)	(116,601)
Stock-based compensation expense	161	8
Net amortization of premiums and accretion of discounts on investment securities available for sale	718	866
Loss on sale of premises and equipment	127	—
Impairment of premises and equipment	2,825	—
Losses on other real estate owned and repossessed assets	904	2,964
Loss on sale of investment securities available for sale	—	13
Income from bank-owned life insurance	(373)	(399)
Changes in:
Interest receivable	(294)	132
Other assets	7,803	605
Interest payable	299	290
Other liabilities	42	286

Net cash provided by operating activities	47,861	28,692

Investing Activities:
Proceeds from maturities and calls of investment securities available for sale	18,747	27,031
Proceeds from sale of investment securities available for sale	—	96
Purchase of investment securities available for sale	(35,918)	(59,483)
Purchase of restricted equity securities	(55)	(783)
Purchase of premises and equipment	(279)	(333)
Net decrease in loans	12,074	13,885
Proceeds from sale of restricted equity securities	798	1,421
Proceeds from sale of foreclosed real estate and repossessed assets	3,305	4,914
Proceeds from sale of premises and equipment	305	—

Net cash used in investing activities	(1,023)	(13,252)

Financing Activities:
Net decrease in deposits	(22,607)	(25,861)
Repayments of Federal Home Loan Bank borrowings	(17)	(16)
Distributed non-controlling interest	(1,209)	(230)

Net cash used in financing activities	(23,833)	(26,107)

Decrease in cash and cash equivalents	23,005	(10,667)
Cash and cash equivalents at beginning of period	101,217	138,067

Cash and cash equivalents at end of period	$124,222	$127,400

Supplemental cash flow information:
Cash paid for interest	$3,301	$4,616
Cash paid for (refunded from) income taxes	(5,224)	265

Supplemental non-cash information:
Change in unrealized loss on securities available for sale	(239)	(744)
Transfer between loans and other real estate owned	5,828	5,293
Transfer between premises and equipment and other real estate owned	3,352	—

See accompanying notes to the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hampton Roads Bankshares, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, valuation of other real estate owned, determination of fair value for financial instruments, and tax assets, liabilities, and expense.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income that improves the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income or for those amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This amendment is to be applied prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

On January 31, 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities that clarifies the intended scope of the disclosures required by ASU 2011-11, Disclosures About Offsetting Assets and Liabilities. This amendment is to be applied retrospectively for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Disclosures About Offsetting Assets and Liabilities that facilitates comparison between GAAP and International Financial Reporting Standards by requiring companies to provide enhanced disclosures for financial instruments and derivative instruments to enable users to evaluate the effect or potential effect of netting arrangements. The amendment is to be applied retrospectively for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

Written Agreement

Under the terms of the Written Agreement, BOHR agreed to develop and submit for approval, within the time periods specified, plans to (a) strengthen board oversight of management and BOHR’s operations, (b) strengthen credit risk management policies, (c) improve BOHR’s position with respect to loans, relationships, or other assets in excess of $2.5 million that are now, or may in the future become, past due more than 90 days, are on BOHR’s problem loan list, or adversely classified in any report of examination of BOHR, (d) review and revise, as appropriate, current policy and maintain sound processes for determining, documenting, and recording an adequate allowance for loan losses, (e) improve management of BOHR’s liquidity position and funds management policies, (f) provide contingency planning that accounts for adverse scenarios and identifies and quantifies available sources of liquidity for each scenario, (g) reduce BOHR’s reliance on brokered deposits, and (h) improve BOHR’s earnings and overall condition.

In addition, BOHR has agreed that it will (a) not extend, renew, or restructure any credit that has been criticized by the FRB or the Bureau of Financial Institutions absent prior board of directors approval in accordance with the restrictions in the Written Agreement, (b) eliminate all assets or portions of assets classified as “loss,” and therefore, charge-off all assets classified as “loss” in a federal or state report of examination, unless otherwise approved by the FRB, (c) comply with legal and regulatory limitations on indemnification payments and severance payments, and (d) appoint a committee to monitor compliance with the terms of the Written Agreement.

The Company also agreed that it will (a) not make any other form of payment representing a reduction in BOHR’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities absent prior regulatory approval, (b) take all necessary steps to correct certain technical violations of law and regulation cited by the FRB, (c) comply with legal and regulatory limitations on indemnification payments and severance payments, and (d) appoint a committee to monitor compliance with the terms of the Written Agreement.

Under the terms of the Written Agreement, both the Company and BOHR agreed to submit capital plans to maintain sufficient capital at the Company, on a consolidated basis, and to refrain from declaring or paying dividends absent prior regulatory approval.

To date, the Company has complied with the actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement; additionally, BOHR has materially complied with the actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement. The Risk Committee has been appointed to oversee the Company’s compliance with the terms of the Written Agreement and has met quarterly to review compliance. Written plans have been submitted and implemented for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations. The Company also submitted and implemented written policies and procedures for maintaining an adequate allowance for loan losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $2.5 million. Additionally, the Company instituted the required review process for all classified loans. The Company charged off the assets identified as loss from the previous examination. As of March 31, 2013, the Company exceeded the regulatory capital minimums and BOHR and Shore were both considered “well capitalized” under the risk-based capital standards. The FRB recently modified its interpretation of the Written Agreement and now takes the position that it prohibits BOHR from accepting new brokered deposits. Based on prior guidance, BOHR accepted new brokered deposits after it became well capitalized, which technically did not comply with the Written Agreement under the FRB’s modified interpretation. We do not believe the new interpretation or our earlier actions will have any material adverse effect on the Company or our liquidity, expenses, or financial condition.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

NOTE C – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale (in thousands) at March 31, 2013 and December 31, 2012 were as follows.

	March 31, 2013
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. agency securities	$30,528	$1,392	$—	$31,920
State and municipal securities	526	109	—	635
Corporate bonds	2,876	114	—	2,990
Mortgage-backed securities - agency	199,186	4,952	386	203,752
Mortgage-backed securities - non-agency	31,256	590	434	31,412
Asset-backed securities	21,180	198	1	21,377
Equity securities	520	75	12	583

Total investment securities available for sale	$286,072	$7,430	$833	$292,669

	December 31, 2012
Description of Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. agency securities	$31,522	$1,477	$11	$32,988
State and municipal securities	527	104	—	631
Corporate bonds	2,864	89	—	2,953
Mortgage-backed securities - agency	202,024	5,431	261	207,194
Mortgage-backed securities - non-agency	30,703	432	485	30,650
Asset-backed securities	1,458	44	—	1,502
Equity securities	520	44	27	537

Total investment securities available for sale	$269,618	$7,621	$784	$276,455

Unrealized losses

The following tables reflect the fair values and gross unrealized losses (in thousands) aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2013 and December 31, 2012.

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Mortgage-backed securities - agency	$45,058	$180	$6,455	$206	$51,513	$386
Mortgage-backed securities - non-agency	13,821	434	—	—	13,821	434
Asset-backed securities	1,999	1	—	—	1,999	1
Equity securities	69	4	36	8	105	12

	$60,947	$619	$6,491	$214	$67,438	$833

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agency securities	$3,989	$11	$—	$—	$3,989	$11
Mortgage-backed securities - agency	16,957	261	—	—	16,957	261
Mortgage-backed securities - non-agency	13,149	485	—	—	13,149	485
Equity securities	66	12	40	15	106	27

	$34,161	$769	$40	$15	$34,201	$784

Debt securities with unrealized losses totaling $821 thousand at March 31, 2013 included seventeen mortgage-backed securities – agency, sixteen mortgage-backed securities – non-agency, and two asset-backed securities compared with unrealized losses totaling $757 thousand at December 31, 2012, which included nineteen mortgage-backed securities and two U.S. agency securities. The severity and duration of this unrealized loss will fluctuate with interest rates in the economy.

The Company’s unrealized losses on equity securities were caused by what management deems to be transitory fluctuations in market valuation. At March 31, 2013, five equity securities experienced an unrealized loss totaling $12 thousand compared with seven equity securities with an unrealized loss of $27 thousand at December 31, 2012.

Other-than-temporary impairment (“OTTI”)

During the first three months of 2013 and 2012, no equity securities were determined to be other-than-temporarily impaired and no impairment losses were recognized through noninterest income. No additional amount was included in accumulated other comprehensive income in the equity section of the balance sheet for other-than-temporarily impaired securities as of March 31, 2013 or 2012. Management has evaluated the unrealized losses associated with the remaining equity securities as of March 31, 2013 and, we do not intend to sell and will not be required to sell before recovery of their amortized cost basis, therefore, in management’s opinion, the unrealized losses are temporary.

Maturities of investment securities

The amortized cost and fair value by contractual maturity of investment securities available for sale (in thousands) that are not determined to be other-than-temporarily impaired at March 31, 2013 and December 31, 2012 are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed and asset-backed securities, which are not due at a single maturity date, and equity securities, which do not have contractual maturities, are shown separately.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

	March 31, 2013
	Amortized Cost	Fair Value

Due in one year or less	$999	$1,014
Due after one year but less than five years	5,166	5,348
Due after five years but less than ten years	8,813	9,170
Due after ten years	18,952	20,013
Mortgage-backed securities - agency	199,186	203,752
Mortgage-backed securities - non-agency	31,256	31,412
Asset-backed securities	21,180	21,377
Equity securities	520	583

Total available-for-sale securities	$286,072	$292,669

	December 31, 2012
	Amortized Cost	Fair Value

Due in one year or less	$998	$1,024
Due after one year but less than five years	5,196	5,359
Due after five years but less than ten years	9,372	9,759
Due after ten years	19,347	20,430
Mortgage-backed securities - agency	202,024	207,194
Mortgage-backed securities - non-agency	30,703	30,650
Asset-backed securities	1,458	1,502
Equity securities	520	537

Total available-for-sale securities	$269,618	$276,455

Federal Home Loan Bank (“FHLB”)

The Company’s investment in FHLB stock totaled $11.1 million at March 31, 2013. FHLB stock is generally viewed as a long-term investment and as a restricted investment security because it is required to be held in order to access FHLB advances (i.e. borrowings). It is carried at cost as there is no market for the stock other than the FHLB or member institutions. Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2013, and no impairment has been recognized.

Federal Reserve Bank (“FRB”) and Other Restricted Stock

The Company’s investment in FRB and other restricted stock totaled $6.2 million at March 31, 2013. FRB stock comprises the majority of this amount and is generally viewed as a long-term investment and as a restricted investment security. It is carried at cost as there is no market for the stock other than the FRB or member institutions.

NOTE D – LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company grants commercial, real estate, and consumer loans to customers throughout its lending areas. Although the Company has a diversified loan portfolio, a substantial portion of the Company’s debtors’ abilities to honor their contracts is dependent upon the economic environment of the lending area.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

The major segments of loans (in thousands) as of March 31, 2013 and December 31, 2012 are summarized as follows.

	March 31, 2013	December 31, 2012

Commercial and Industrial	$239,563	$267,080
Construction	199,782	206,391
Real estate - commercial mortgage	553,350	530,042
Real estate - residential mortgage	364,743	372,591
Installment loans	56,296	56,302
Deferred loan fees and related costs	(1,084)	(131)

Total loans	$1,412,650	$1,432,275

Allowance for Loan Losses

A rollforward of the activity (in thousands) within the allowance for loan losses by loan type and recorded investment in loans for the three months ended March 31, 2013 and 2012 is as follows.

	March 31, 2013
	Commercial and Industrial	Construction	Real Estate -		Installment	Unallocated	Total
			Commercial Mortgage	Residential Mortgage
Allowance for loan losses:

Beginning balance	$6,253	$15,728	$9,862	$9,953	$887	$5,699	$48,382
Charge-offs	(2,199)	(1,087)	(423)	(2,129)	(185)		(6,023)
Recoveries	674	226	273	84	93		1,350
Provision	114	2	(2,397)	1,355	243	683	—

Ending balance	$4,842	$14,869	$7,315	$9,263	$1,038	$6,382	$43,709

Ending balance: attributable to loans individually evaluated for impairment	$2,271	$5,384	$1,678	$3,729	$53		$13,115

Recorded investment: loans individually evaluated for impairment	$16,542	$29,370	$37,428	$27,952	$310

Ending balance: attributable to loans collectively evaluated for impairment	$2,571	$9,485	$5,637	$5,534	$985	$6,382	$30,594

Recorded investment: loans collectively evaluated for impairment	$223,021	$170,412	$515,922	$336,791	$55,986

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

	March 31, 2012
			Real Estate -
	Commercial and Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Unallocated	Total
Allowance for loan losses:

Beginning balance	$13,605	$24,826	$17,101	$12,060	$2,067	$5,288	$74,947
Charge-offs	(4,662)	(5,235)	(2,774)	(2,450)	(164)		(15,285)
Recoveries	182	836	675	205	55		1,953
Provision	2,015	(305)	(30)	3,008	(379)	2,993	7,302

Ending balance	$11,140	$20,122	$14,972	$12,823	$1,579	$8,281	$68,917

Ending balance: attributable to loans individually evaluated for impairment	$2,979	$4,716	$6,231	$6,417	$97		$20,440

Recorded investment: loans individually evaluated for impairment	$13,868	$63,853	$63,634	$39,891	$359

Ending balance: attributable to loans collectively evaluated for impairment	$8,161	$15,406	$8,741	$6,406	$1,482	$8,281	$48,477

Recorded investment: loans collectively evaluated for impairment	$230,751	$207,770	$468,100	$360,560	$23,232

Impaired Loans

Total impaired loans were $111.6 million and $141.0 million at March 31, 2013 and December 31, 2012, respectively, the majority of which were considered collateral dependent, and therefore, measured at the fair value of the underlying collateral.

Impaired loans for which no allowance is provided totaled $59.4 million and $84.8 million at March 31, 2013 and December 31, 2012, respectively. Loans written down to their estimated fair value of collateral less the costs to sell account for $35.7 million and $54.0 million of the impaired loans for which no allowance has been provided as of March 31, 2013 and December 31, 2012, respectively, and the average age of appraisals for these loans is 0.97 years at March 31, 2013. The remaining impaired loans for which no allowance is provided are fully covered by the value of the collateral, and therefore, no additional loss is expected on these loans.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

The following charts show impaired loans (in thousands) by class as of March 31, 2013 and December 31, 2012. Certain amounts within the real estate – residential mortgage class in the prior period have been reclassified between the secured by 1-4 family, 1st lien and secured by 1-4 family, junior lien due to the improper description assigned to these loans. These reclassifications did not have a material impact on our allowance for loan losses in any period.

	March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial & Industrial	$4,596	$7,801	$—	$4,695	$4
Construction
1-4 family residential construction	2,328	2,925	—	2,328	—
Commercial construction	16,240	30,714	—	16,338	1
Real estate
Commercial Mortgage
Owner occupied	15,246	17,161	—	15,408	77
Non-owner occupied	3,607	12,625	—	3,633	14
Residential Mortgage
Secured by 1-4 family, 1st lien	13,287	16,410	—	16,044	5
Secured by 1-4 family, junior lien	3,922	7,499	—	3,947	2
Installment	196	408	—	197	1

	$59,422	$95,544	$—	$62,591	$104

With an allowance recorded:
Commercial & Industrial	11,946	13,140	2,271	11,955	9
Construction
1-4 family residential construction	—	—	—	—	—
Commercial construction	10,802	10,884	5,384	11,706	52
Real estate
Commercial Mortgage
Owner occupied	15,341	15,404	1,472	15,377	85
Non-owner occupied	3,234	3,796	206	3,234	1
Residential Mortgage
Secured by 1-4 family, 1st lien	8,980	8,986	2,678	8,999	89
Secured by 1-4 family, junior lien	1,763	1,801	1,051	1,766	6
Installment	114	114	53	115	1

	$52,181	$54,125	$13,115	$53,152	$243

Total:
Commercial & Industrial	$16,542	$20,941	$2,271	$16,650	$13
Construction	29,370	44,523	5,384	30,372	53
Real estate-commercial mortgage	37,428	48,986	1,678	37,652	177
Real estate-residential mortgage	27,952	34,696	3,729	30,756	102
Installment	310	522	53	312	2

Total	$111,602	$149,668	$13,115	$115,742	$347

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With no related allowance recorded:
Commercial & Industrial	$20,388	$28,576	$—	$21,860	$18
Construction
1-4 family residential construction	2,328	2,925	—	2,342	—
Commercial construction	17,739	42,591	—	19,281	4
Real estate
Commercial Mortgage
Owner occupied	21,277	26,246	—	19,163	323
Non-owner occupied	7,639	17,426	—	7,830	156
Residential Mortgage
Secured by 1-4 family, 1st lien	10,818	13,746	—	11,600	24
Secured by 1-4 family, junior lien	4,354	7,817	—	4,655	3
Installment	220	469	—	221	6

	$84,763	$139,796	$—	$86,952	$534

With an allowance recorded:
Commercial & Industrial	3,097	3,103	2,005	3,247	39
Construction
1-4 family residential construction	—	—	—	—	—
Commercial construction	14,697	16,418	5,318	16,247	233
Real estate
Commercial Mortgage
Owner occupied	13,961	13,998	2,417	15,531	318
Non-owner occupied	6,497	6,497	776	6,516	260
Residential Mortgage
Secured by 1-4 family, 1st lien	14,918	15,127	2,964	15,272	621
Secured by 1-4 family, junior lien	2,838	2,854	1,148	2,850	63
Installment	216	217	155	217	5

	$56,224	$58,214	$14,783	$59,880	$1,539

Total:
Commercial & Industrial	$23,485	$31,679	$2,005	$25,107	$57
Construction	34,764	61,934	5,318	37,870	237
Real estate-commercial mortgage	49,374	64,167	3,193	49,040	1,057
Real estate-residential mortgage	32,928	39,544	4,112	34,377	711
Installment	436	686	155	438	11

Total	$140,987	$198,010	$14,783	$146,832	$2,073

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

Non-performing Assets

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and other real estate owned and repossessed assets. Total non-performing assets were $112.5 million or 6% of total assets at March 31, 2013 compared with $130.7 million or 6% of total assets at December 31, 2012. Non-performing assets (in thousands) as of March 31, 2013 and December 31, 2012 were as follows.

	March 31, 2013	December 31, 2012

Loans 90 days past due and still accruing interest	$—	$1,024
Nonaccrual loans, including nonaccrual impaired loans	78,633	97,411
Other real estate owned and repossessed assets	33,834	32,215

Non-performing assets	$112,467	$130,650

Nonaccrual and Past Due Loans

A reconciliation of non-performing loans to impaired loans (in thousands) for the periods ended March 31, 2013 and December 31, 2012 is as follows.

	March 31, 2013	December 31, 2012

Loans 90 days past due and still accruing interest	$—	$1,024
Nonaccrual loans, including nonaccrual impaired loans	78,633	97,411

Total non-performing loans	78,633	98,435
TDRs on accrual	11,781	16,945
Impaired loans on accrual	21,188	25,607

Total impaired loans	$111,602	$140,987

Nonaccrual loans were $78.6 million at March 31, 2013 compared to $97.4 million at December 31, 2012. If income on nonaccrual loans had been recorded under original terms, $1.3 million of additional interest income would have been recorded for the three months ended March 31, 2013.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

Age Analysis of Past Due Loans

An age analysis of past due loans (in thousands) as of March 31, 2013 and December 31, 2012 is as follows.

	March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Accruing

Commercial & Industrial	$657	$48	$15,424	$16,129	$223,434	$239,563	$—
Construction
1-4 family residential construction	—	—	2,328	2,328	17,650	19,978	—
Commercial construction	209	844	20,782	21,835	157,969	179,804	—
Real estate
Commercial Mortgage
Owner occupied	1,591	1,013	15,400	18,004	275,271	293,275	—
Non-owner occupied	—	384	4,392	4,776	255,299	260,075	—
Residential Mortgage
Secured by 1-4 family, 1st lien	3,423	296	15,495	19,214	203,279	222,493	—
Secured by 1-4 family, junior lien	497	—	4,681	5,178	137,072	142,250	—
Installment	8	4	131	143	56,153	56,296	—
Deferred loan fees and related costs	—	—	—	—	(1,084)	(1,084)	—

Total	$6,385	$2,589	$78,633	$87,607	$1,325,043	$1,412,650	$—

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Recorded Investment >90 Days and Accruing

Commercial & Industrial	$402	$141	$23,436	$23,979	$243,101	$267,080	$1,024
Construction
1-4 family residential construction	—	—	2,328	2,328	15,181	17,509	—
Commercial construction	973	780	26,177	27,930	160,952	188,882	—
Real estate
Commercial Mortgage
Owner occupied	1,882	87	19,920	21,889	269,863	291,752	—
Non-owner occupied	50	—	5,112	5,162	233,128	238,290	—
Residential Mortgage
Secured by 1-4 family, 1st lien	3,098	3,394	15,918	22,410	202,641	225,051	—
Secured by 1-4 family, junior lien	527	421	5,289	6,237	141,303	147,540	—
Installment	3	11	255	269	56,033	56,302	—
Deferred loan fees and related costs	—	—	—	—	(131)	(131)	—

Total	$6,935	$4,834	$98,435	$110,204	$1,322,071	$1,432,275	$1,024

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

Credit Quality

The following tables provide information (in thousands) on March 31, 2013 and December 31, 2012 about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator.

	March 31, 2013
	Pass	Special Mention	Substandard	Nonaccrual Loans	Total

Commercial & Industrial	$208,279	$9,389	$6,471	$15,424	$239,563
Construction
1-4 family residential construction	15,517	788	1,345	2,328	19,978
Commercial construction	91,421	25,151	42,450	20,782	179,804
Real estate
Commercial Mortgage
Owner occupied	214,358	41,189	22,328	15,400	293,275
Non-owner occupied	217,548	36,087	2,048	4,392	260,075
Residential Mortgage
Secured by 1-4 family, 1st lien	167,199	26,285	13,514	15,495	222,493
Secured by 1-4 family, junior lien	127,285	5,928	4,356	4,681	142,250
Installment	49,819	1,176	5,170	131	56,296
Deferred loan fees and related costs	(1,084)	—	—	—	(1,084)

Total	$1,090,342	$145,993	$97,682	$78,633	$1,412,650

	December 31, 2012
	Pass	Special Mention	Substandard	Nonaccrual Loans	Total

Commercial & Industrial	$228,441	$8,560	$7,667	$22,412	$267,080
Construction
1-4 family residential construction	12,613	1,294	1,274	2,328	17,509
Commercial construction	98,084	25,513	39,108	26,177	188,882
Real estate
Commercial Mortgage
Owner occupied	212,589	39,003	20,240	19,920	291,752
Non-owner occupied	181,728	39,622	11,828	5,112	238,290
Residential Mortgage
Secured by 1-4 family, 1st lien	167,068	22,433	19,632	15,918	225,051
Secured by 1-4 family, junior lien	132,248	5,656	4,347	5,289	147,540
Installment	49,975	1,202	4,870	255	56,302
Deferred loan fees and related costs	(131)	—	—	—	(131)

Total	$1,082,615	$143,283	$108,966	$97,411	$1,432,275

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

Modifications

As of March 31, 2013 and December 31, 2012, loans classified as Troubled Debt Restructurings (“TDRs”) were $26.1 million and $34.7 million, respectively. All of these were included in the impaired loan disclosure. Of this amount, $11.8 million was accruing and $14.3 million was nonaccruing at March 31, 2013 and $17.0 million was accruing and $17.7 million was nonaccruing at December 31, 2012. Loans that are on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers whether such loans may return to accrual status. TDRs in nonaccrual status are returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan in accordance with the modified terms. There were no nonaccrual TDRs that were returned to accrual status during the three months ended March 31, 2013 and $546 thousand were returned to accrual status during the year ended December 31, 2012.

At a minimum, TDRs are reported as such during the calendar year in which the restructuring or modification takes place. In subsequent years, TDRs may be removed from this disclosure classification if the loan did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. The Company had no loans that were removed from TDR status during the first quarter of 2013.

The following table shows a summary of the primary reason and pre- and post-modification outstanding recorded investment (in thousands, except number of contracts) that current year loan modifications were classified as TDRs during the year ended December 31, 2012. This table includes modifications made to existing TDRs as well as new modifications that are considered TDRs for the twelve months ended December 31, 2012. There were no loans newly identified as TDRs during first quarter 2013.

	For the Year Ended December 31, 2012
	Rate (1)			Structure
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial & Industrial	2	$902	$890	—	$—	$—
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Real estate
Commercial Mortgage
Owner occupied	—	—	—	1	5,300	5,198
Non-owner occupied	—	—	—	—	—	—
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	1	218	218
Secured by 1-4 family, junior lien	—	—	—	—	—	—
Installment	—	—	—	—	—	—

Total	2	$902	$890	2	$5,518	$5,416

(1)	Includes TDRs made with below market rate that also includes a modification of loan structure.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

The following table shows the balances (in thousands, except number of contracts) as of March 31, 2013 and December 31, 2012 for loans modified as TDRs within the previous twelve months and for which there was a payment default during the period. The Company defines payment default as movement of the TDR to nonaccrual status.

	March 31, 2013		December 31, 2012
Troubled Debt Restructurings That Subsequently Defaulted	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial & Industrial	—	$—	—	$—
Construction
1-4 family residential construction	—	—	—	—
Commercial construction	6	1,740	6	1,740
Real estate
Commercial Mortgage
Owner occupied	—	—	—	—
Non-owner occupied	—	—	—	—
Residential Mortgage
Secured by 1-4 family, 1st lien	1	650	1	650
Secured by 1-4 family, junior lien	—	—	—	—
Installment	—	—	—	—

Total	7	$2,390	7	$2,390

The Company had no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs at March 31, 2013 and December 31, 2012.

NOTE E – PREMISES, EQUIPMENT, AND LEASES

During the first quarter of 2013, the Company incurred a $2.8 million charge as a result of consolidating certain branches. This consolidation also resulted in an additional $5.8 million decrease in premises and equipment from transferring branch buildings and land to other real estate owned. Premises and equipment (in thousands) at March 31, 2013 and December 31, 2012 are summarized as follows.

	March 31, 2013	December 31, 2012

Land	$24,419	$26,823
Buildings and improvements	49,314	54,846
Leasehold improvements	2,257	2,187
Equipment, furniture, and fixtures	14,087	16,535
Construction in progress	215	245

	90,292	100,636
Less accumulated depreciation and amortization	(18,835)	(21,979)

Premises and equipment, net	$71,457	$78,657

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

NOTE F – OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

Other real estate owned and repossessed assets are presented net of an allowance for losses. An analysis of the allowance for losses (in thousands) on these assets as of and for the three months ended March 31, 2013 and 2012 is as follows.

	March 31, 2013	March 31, 2012

Balance at beginning of year	$19,100	$20,022
Provision for losses	670	2,777
Charge-offs	(657)	(1,027)

Balance at end of period	$19,113	$21,772

Expenses (in thousands) applicable to other real estate owned and repossessed assets for the three months ended March 31, 2013 and 2012 include the following.

	For the three months ended
	March 31, 2013	March 31, 2012
Losses on sale of other real estate owned	$234	$187
Provision for losses	670	2,777
Operating expenses	247	673

Total	$1,151	$3,637

NOTE G – STOCK-BASED COMPENSATION

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

Outstanding stock options consist of grants made to the Company’s directors and employees under stock compensation plans that have been approved by the Company’s shareholders. All outstanding options have original terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over three to ten years. The Company calculates the fair value of its stock options at the date of grant using a lattice option pricing model. Stock options granted with pro-rata vesting schedules are expensed over the vesting period on a straight-line basis. No options were granted during the three months ended March 31, 2013 and 2012. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2013 is as follows.

	Options Outstanding	Weighted Average Exercise Price	Average Intrinsic Value

Balance at December 31, 2012	26,658	$376.76	$—
Expired	(435)	112.84	—

Balance at March 31, 2013	26,223	$381.14	$—

Options exercisable at March 31, 2013	25,856	$382.21	$—

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

Information pertaining to options outstanding and options exercisable as of March 31, 2013 is as follows.

	Options Outstanding			Options Exercisable
Ranges of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$126.25	480	0.75	$126.25	480	$126.25
$187.50 - $219.25	1,657	1.15	212.86	1,657	212.86
$227.75 - $266.25	5,818	2.21	254.42	5,818	254.42
$300.00 - $312.25	5,765	3.84	301.05	5,398	300.69
$491.75 - $546.75	11,324	1.87	497.93	11,324	497.93
$616.75	1,179	2.17	616.75	1,179	616.75

$126.25 - $616.75	26,223	2.33	$381.14	25,856	$382.21

As of March 31, 2013, there was $23 thousand of unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a remaining weighted-average period of 4.6 years.

The Company granted non-vested shares and restricted stock units to certain directors and employees as part of incentive programs. Grants of these awards were valued based on closing price on the day of grant. Outstanding non-vested shares and restricted stock units have original vesting schedules of one or two years and are expensed over the same time frame. A summary of the Company’s non-vested shares and restricted stock unit activity and related information for the three months ended March 31, 2013 is as follows.

	Number of Shares	Per Share Weighted-Average Grant Date Fair Value

Balance at December 31, 2012	1,207,939	$1.12
Forfeited	(189,732)	1.12

Balance at March 31, 2013	1,018,207	$1.12

As of March 31, 2013, there was $980 thousand of total unrecognized compensation cost related to restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.6 years. There were no restricted shares that vested during the three months ended March 31, 2013.

Compensation cost relating to share-based transactions is accounted for in the consolidated financial statements based on the fair value of the share-based award. Stock-based compensation expense (in thousands) recognized in the consolidated statements of operations for the three months ended March 31, 2013 and 2012 were as follows.

	March 31,
	2013	2012
Expense recognized:
Related to stock options	$1	$2
Related to share awards	160	6
Related tax benefit	—	—

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

NOTE H – BUSINESS SEGMENT REPORTING

The Company defines its operating segments by product and geography. The Company has two community banks, BOHR and Shore, which provide loan and deposit services through branches located in Virginia, North Carolina, and Maryland. In addition to its banking operations, the Company has two additional reportable segments: Mortgage and Other.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the 2012 Form 10-K. Segment profit and loss is measured by net income prior to corporate overhead allocation. Intersegment transactions are recorded at cost and eliminated as part of the consolidation process. Because of the interrelationships between the segments, the information is not indicative of how the segments would perform if they operated as independent entities. The following tables show certain financial information (in thousands) for the three months ended March 31, 2013 and 2012 and as of March 31, 2013 and December 31, 2012 for each segment and in total. Some of the information from March 31, 2012 has been changed to conform to current period methods.

	Total	Elimination	BOHR	Shore	Mortgage	Other

Total Assets at March 31, 2013	$2,032,342	$(302,330)	$1,731,451	$317,404	$62,806	$223,011

Total Assets at December 31, 2012	$2,054,092	$(325,700)	$1,750,997	$312,764	$93,856	$222,175

Three Months Ended March 31, 2013	Total	Elimination	BOHR	Shore	Mortgage	Other

Net interest income (loss)	$15,930	$—	$13,279	$2,889	$200	$(438)
Provision for loan losses	—	—	(145)	145	—	—

Net interest income (expense) after provision for loan losses	15,930	—	13,424	2,744	200	(438)
Noninterest income	5,428	(62)	(828)	(22)	5,963	377
Noninterest expense	19,432	(62)	12,616	2,849	3,533	496

Income (loss) before provision for income taxes	1,926	—	(20)	(127)	2,630	(557)
Provision for income taxes	—	—	—	—	—	—

Net income (loss)	1,926	—	(20)	(127)	2,630	(557)
Net income attributable to non-controlling interest	1,294	—	—	—	1,294	—

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$632	$—	$(20)	$(127)	$1,336	$(557)

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012	Total	Elimination	BOHR	Shore	Mortgage	Other

Net interest income (loss)	$16,700	$—	$14,331	$2,671	$166	$(468)
Provision for loan losses	7,302	—	7,450	(148)	—	—

Net interest income (expense) after provision for loan losses	9,398	—	6,881	2,819	166	(468)
Noninterest income	3,109	(74)	(234)	116	3,258	43
Noninterest expense	19,911	(74)	14,955	2,405	2,431	194

Income (loss) before provision for income taxes	(7,404)	—	(8,308)	530	993	(619)
Provision for income taxes	—	—	—	—	—	—

Net income (loss)	(7,404)	—	(8,308)	530	993	(619)
Net income attributable to non-controlling interest	502	—	—	—	502	—

Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$(7,906)	$—	$(8,308)	$530	$491	$(619)

NOTE I – DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives are a financial instrument whose value is based on one or more underlying assets. The Company originates mortgage loans for sale into the secondary market on both a “best efforts” and a “mandatory delivery” basis. In connection with the underwriting process, the Company enters into commitments to “lock-in” the interest rate of the loan with the borrower prior to funding (“interest rate lock commitments”). Generally, such interest rate lock commitments are for periods less than 60 days. These interest rate lock commitments are considered derivatives. The Company manages its exposure to changes in fair value associated with these interest rate lock commitments by entering into simultaneous agreements to sell the residential loans shortly after their origination and funding to the third party investors. At March 31, 2013 and December 31, 2012, the Company had loans held for sale of $51.8 million and $84.1 million, respectively.

Under the contractual relationship in the “best efforts” method, the Company is obligated to sell the loans only if the loans close. As a result of the terms of these contractual relationships, the Company is not exposed to losses nor will it realize gains related to its rate-lock commitments due to subsequent changes in interest rates. At March 31, 2013 and December 31, 2012, the Company had rate-lock commitments to originate residential mortgage loans (unfunded par amount of loans) on a “best efforts” basis in the amount of $52.9 million and $84.1 million, respectively.

Beginning in September 2012, the Company began selling some of its mortgage loan production on a “mandatory delivery” basis and using derivative instruments to manage the resulting interest rate risk. These derivatives are entered into as balance sheet risk management instruments, and therefore, are not designated as an accounting hedge. Under the “mandatory delivery” approach, mortgage loans held for sale and commitments to borrowers to originate loans at agreed upon interest rates expose the Company to changes in market rates and conditions subsequent to the interest rate lock commitment until the loans are delivered to the investor. The Company uses mortgage-based derivatives such as forward delivery commitments and To-Be-Announced securities in order to mitigate this market risk. For the three months ended March 31, 2013, the Company recorded a loss totaling $43 thousand related to mandatory derivatives which was included in the loss on the carrying value of the underlying loans and interest rate lock commitments totaling $18 thousand. Gains and losses on the Company’s derivative instruments are included within “mortgage banking revenue” on the Consolidated Statement of Operations. There were no such instruments utilized during the first quarter of 2012.

Additionally, the Company uses interest rate swaps to manage its interest rate risk. Derivative contracts are executed between the Company and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program enabling the commercial loan customers to effectively exchange variable rate interest payments under their existing obligations for fixed-rate interest payments. For the period ended March 31, 2013, the Company recorded a gain totaling $203 thousand related to trading income on the interest rate swaps that was included within “other noninterest income” on the Consolidated Statement of Operations. There was no activity related to these interest rate swaps in 2012.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

NOTE J – BRANCH CONSOLIDATION

On March 27, 2013, the Company announced the consolidation of seven BOHR and Shore branch locations into nearby branches. This required an impairment analysis to be performed. In connection with the analysis, six branches that the Company planned to dispose of by sales had carrying amounts that exceeded fair value at March 31, 2013. Accordingly, the related carrying amounts of these branches were reduced to estimated fair value (less costs to sell) and the Company recorded an impairment charge totaling $2.8 million during the quarter ended March 31, 2013. Management estimated the fair value of the branches by utilizing various market-based valuation techniques, including estimates from unrelated brokers, existing purchase offers from unrelated parties, and appraisals available as of the measurement date. Until the sale or closure of the branches occurs as planned during the year, approximately $3.4 million related to the remaining carrying values of the branch related assets as of March 31, 2013 has been transferred into other real estate owned in accordance with relevant industry and accounting guidance.

NOTE K – FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company classifies financial assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. The majority of instruments fall into the Level 1 or 2 fair value hierarchy. Valuation methodologies for the fair value hierarchy are as follows.

Level 1	Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques as well as instruments for which the determination of fair value requires significant management judgment or estimation.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

Recurring Basis

The Company measures or monitors certain of its assets and liabilities on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities that were elected as well as for certain assets and liabilities in which fair value is the primary basis of accounting. The following tables reflect the fair value (in thousands) of assets measured and recognized at fair value on a recurring basis in the consolidated balance sheets at March 31, 2013 and December 31, 2012.

		Fair Value Measurements at Reporting Date Using
Assets	March 31, 2013	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. agency securities	$31,920	$—	$31,920	$—
State and municipal securities	635	—	635	—
Corporate bonds	2,990	—	2,990	—
Mortgage-backed securities - agency	203,752	—	203,752	—
Mortgage-backed securities - non-agency	31,412	—	31,412	—
Asset-backed securities	21,377	—	21,377	—
Equity securities	583	294	—	289

Total investment securities available for sale	292,669	294	292,086	289

Derivative loan commitments
Interest rate lock commitments	1,131	—	—	1,131
Mandatory delivery commitments	451	—	—	451

Total derivative loan commitments	1,582	—	—	1,582

Interest rate swaps	327	—	—	327

Total assets	$294,578	$294	$292,086	$2,198

Liabilities

Interest rate swaps	$327	$—	$—	$327

Total liabilities	$327	$—	$—	$327

		Fair Value Measurements at Reporting Date Using
Assets	December 31, 2012	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. agency securities	$32,988	$—	$32,988	$—
State and municipal securities	631	—	631	—
Corporate bonds	2,953	—	2,953	—
Mortgage-backed securities - agency	207,194	—	207,194	—
Mortgage-backed securities - non-agency	30,650	—	30,650	—
Asset-backed securities	1,502	—	1,502	—
Equity securities	537	248	—	289

Total investment securities available for sale	276,455	248	275,918	289

Derivative loan commitments
Interest rate lock commitments	1,571	—	—	1,571
Mandatory delivery commitments	469	—	—	469

Total derivative loan commitments	2,040	—	—	2,040

Total	$278,495	$248	$275,918	$2,329

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

The following table shows a reconciliation of fair value (in thousands) by level and category for the three months ended March 31, 2013.

	Activity in Fair Value Measurements Three Months Ended March 31, 2013
				Derivative Financial Instruments
	Investment Securities Available for Sale			Derivative Loan Commitments	Interest Rate Swaps (asset)	Interest Rate Swaps (liability)
Description	Level 1	Level 2	Level 3	Level 3	Level 3	Level 3

Balance, December 31, 2012	$248	$275,918	$289	$2,040	$—	$—
Unrealized gains (losses) included in:
Earnings	—	—	—	—	—	—
Other comprehensive income (loss)	46	(285)	—	—	—	—
Purchases	—	35,918	—	—	—	—
Sales	—	—	—	—	—	—
Issuances	—	—	—	—	327	(327)
Settlements	—	(19,465)	—	(458)	—	—
Transfers in	—	—	—	—	—	—
Transfers out	—	—	—	—	—	—

Balance, March 31, 2013	$294	$292,086	$289	$1,582	$327	$(327)

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

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

Derivative Loan Commitments. The Company originates mortgage loans for sale into the secondary market on both a “best efforts” and a “mandatory delivery” basis. Under the “best efforts” basis, the Company enters into commitments to originate mortgage loans whereby the interest rate is fixed prior to funding. These commitments, in which the Company intends to sell in the secondary market, are considered freestanding derivatives. Under the “mandatory delivery” basis, mortgage loans held for sale and commitments to borrowers to originate loans at agreed upon interest rates expose the Company to changes in market rates and conditions subsequent to the interest rate lock commitment. The fair values of interest rate lock and mandatory delivery commitments, which are related to mortgage loan commitments and are categorized as Level 3, are based on quoted prices adjusted for commitments that the Company does not expect to fund.

Interest Rate Swaps. The Company uses observable inputs to determine fair value of its interest rate swaps. The valuation of these instruments is determined using widely accepted valuation techniques that are based on discounted cash flow analysis using the expected cash flows of each derivative over the contractual terms of the derivatives, including the period to maturity and market-based interest rate curves. For the period ended March 31, 2013, the fair values of the interest rate swaps were determined using a market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments were based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. Accordingly, the Company categorizes these financial instruments within Level 3 of the fair value hierarchy.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

Nonrecurring Basis

Certain assets, specifically collateral dependent impaired loans and other real estate owned and repossessed assets, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The adjustments are based on appraisals of underlying collateral or other observable market prices when current appraisals or observable market prices are available. Where we do not have a current appraisal, an existing appraisal or other valuation would be utilized after discounting it to reflect current market conditions, and, as such, may include significant management assumptions and input with respect to the determination of fair value. In the case where an appraisal is greater than two years old for collateral dependent impaired loans and other real estate owned and repossessed assets, it is the Company’s policy to classify these as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2. The average age of appraisals for Level 3 valuations of collateral dependent loans was 4.90 years as of March 31, 2013. Management periodically reviews the discounts in the matrix as compared to valuations from updated appraisals and modifies the discounts accordingly should updated appraisals reflect valuations significantly different than those derived utilizing the matrix. To date, management believes the appraisal discount matrix has resulted in appropriate adjustments to existing appraisals thereby providing management with reasonable valuations for the collateral underlying the loan portfolio, however, while appraisals are indicators of fair value, the amount realized upon sale of these assets could be significantly different. The following tables represent the carrying amount (in thousands) for impaired loans at March 31, 2013 and December 31, 2012.

	Assets Measured at	Fair Value Measurements at March 31, 2013 Using
Description	Fair Value	Level 1	Level 2	Level 3

Impaired loans	$74,730	$—	$66,426	$8,304

	Assets Measured at	Fair Value Measurements at December 31, 2012 Using
Description	Fair Value	Level 1	Level 2	Level 3

Impaired loans	$95,426	$—	$81,202	$14,224

Our nonfinancial assets that are recognized or disclosed at fair value on a nonrecurring basis relate to other real estate owned and repossessed assets. The amounts below represent the carrying values (in thousands) for our other real estate owned and repossessed assets at March 31, 2013 and December 31, 2012.

	Assets Measured at	Fair Value Measurements at March 31, 2013 Using
Description	Fair Value	Level 1	Level 2	Level 3

Other real estate owned and repossessed assets	$33,834	$—	$30,439	$3,395

	Assets Measured at	Fair Value Measurements at December 31, 2012 Using
Description	Fair Value	Level 1	Level 2	Level 3

Other real estate owned and repossessed assets	$32,215	$—	$32,211	$4

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

The following describes the valuation techniques used to measure fair value for our nonfinancial assets classified as nonrecurring.

Impaired Loans. Impaired loans are measured at the present value of their expected future cash flows by discounting those cash flows at the loan’s effective interest rate or at the loan’s observable market price. The difference between this discounted amount and the loan balance is recorded as an allowance for loan losses. For collateral dependent impaired loans, impairment is measured based upon the fair value of the underlying collateral. The Company will reduce the carrying value of the loan to the estimated fair value of the collateral less estimated selling costs through a charge-off to the allowance for loan losses.

Other Real Estate Owned and Repossessed Assets. The adjustments to other real estate owned and repossessed assets are based primarily on appraisals of the real estate or other observable market prices. Our policy is that fair values for these assets are based on current appraisals. In most cases, we maintain current appraisals for these items. Where we do not have a current appraisal, an existing appraisal would be utilized after discounting it to reflect changes in market conditions from the date of the existing appraisal, and, as such, may include significant management assumptions and input with respect to the determination of fair value. As described above, we utilize a valuation matrix to assist in this process.

Other Fair Value Measurements

Additionally, accounting standards require the disclosure of the estimated fair value of financial instruments that are not recorded at fair value. For the financial instruments that the Company does not record at fair value, estimates of fair value are made at a point in time based on relevant market data and information about the financial instrument. No readily available market exists for a significant portion of the Company’s financial instruments. Fair value estimates for these instruments are based on current economic conditions, interest rate risk characteristics, and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. In addition, changes in assumptions could significantly affect these fair value estimates. The following methods and assumptions were used by the Company in estimating fair value for its financial instruments.

(a)	Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB. The carrying amount approximates fair value.

(b)	Investment Securities Available for Sale

Fair values are based on published market prices where available. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Investment securities available for sale are carried at their aggregate fair value.

(c)	Restricted Equity Securities

These investments are carried at cost. The carrying amount approximates fair value.

(d)	Loans Held for Sale

The carrying value of loans held for sale is a reasonable estimate of fair value since loans held for sale are expected to be sold within a short period.

(e)	Loans

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

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

(f)	Interest Receivable and Interest Payable

The carrying amount approximates fair value.

(g)	Bank-Owned Life Insurance

The carrying amount approximates fair value.

(h)	Deposits

The fair values disclosed for transaction deposits such as demand and savings accounts are equal to the amount payable on demand at the reporting date or their carrying values. The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.

(i)	Borrowings

The fair value of borrowings is estimated using discounted cash flow analyses based on the rates currently offered for borrowings of similar remaining maturities and collateral requirements. These include FHLB borrowings and other borrowings.

(j)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at March 31, 2013 and December 31, 2012, and as such, the related fair values have not been estimated.

The carrying amounts and fair values (in thousands) of those financial instruments that are not recorded at fair value at March 31, 2013 and December 31, 2012 were as follows.

	March 31, 2013
	Carrying	Fair	Fair Value Measurements at Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Loans, net (1)	$1,368,941	$1,392,625	$—	$1,384,321	$8,304

Financial Liabilities:
Deposits	1,595,164	1,623,716	—	1,623,716	—
FHLB borrowings	194,839	194,785	—	194,785	—
Other borrowings	41,103	41,574	—	41,574	—

	December 31, 2012
	Carrying	Fair	Fair Value Measurements at Reporting Date Using
	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Loans, net (1)	$1,383,893	$1,411,831	$—	$1,397,607	$14,224

Financial Liabilities:
Deposits	1,617,774	1,650,145	—	1,650,145	—
FHLB borrowings	195,060	195,108	—	195,108	—
Other borrowings	41,002	41,472	—	41,472	—

(1)	Carrying amount and fair value includes impaired loans. Carrying amount is net of the allowance for loan losses.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Notes to Consolidated Financial Statements

NOTE L – CONTINGENCIES

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

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. When or if used in this quarterly report or any Securities and Exchange Commission (“SEC”) filings, other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “is estimated,” “is projected,” or similar expressions are intended to identify “forward-looking statements.”

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments, or results, you should carefully review the risk factors summarized below and the more detailed discussion in the “Risk Factors” section of this report. Our risks include, without limitation, the following:

•	Our success is largely dependent on retaining key management team members;

•

We are not paying dividends on our Common Stock and currently are prevented from doing so. The failure to resume paying dividends on our Common Stock may adversely affect the market price of our Common Stock;

•

We incurred significant losses in 2010, 2011, and 2012. While we returned to profitability in the first quarter of 2013, we can make no assurances that we will continue to be profitable throughout the remainder of the year. An inability to improve our profitability could adversely affect our operations;

•	The formal investigation by the SEC may result in penalties, sanctions, or a restatement of our previously issued financial statements;

•	Economic, market, or operational developments may negatively impact our ability to maintain required capital levels or otherwise negatively impact our financial condition;

•

Virginia law and the provisions of our Articles of Incorporation and Bylaws could deter or prevent takeover attempts by a potential purchaser of our Common Stock that would be willing to pay you a premium for your shares of our Common Stock;

•

Our ability to maintain adequate sources of funding and liquidity may be negatively impacted by the economic environment which may, among other things, impact our ability to resume the payment of dividends or satisfy our obligations;

•	Our future success is dependent on our ability to compete effectively in the highly competitive banking industry;

•	Sales, or the perception that sales could occur, of large amounts of our Common Stock by our institutional investors may depress our stock price;

•	The concentration of our loan portfolio continues to be in commercial real estate, construction, and equity line lending, which may expose us to greater risk of loss;

•

If the value of real estate in the markets we serve were to decline materially, the value of our foreclosed real estate could decline or a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our loan losses, results of operations, and financial condition;

•	We have had large numbers of problem loans. Although problem loans have declined significantly, there is no assurance that they will continue to do so;

•

The determination of the appropriate balance of our allowance for loan losses is merely an estimate of the inherent risk of loss in our existing loan portfolio and may prove to be incorrect. If such estimate is proven to be materially incorrect and we are required to increase our allowance for loan losses, our results of operations, financial condition, and the market price of our Common Stock could be materially adversely affected;

•	Our profitability will be jeopardized if we are unable to successfully manage interest rate risk;

•	We may face increasing deposit-pricing pressures, which may, among other things, reduce our profitability;

•	We face a variety of threats from technology-based frauds and scams;

•	Our operations and customers might be affected by the occurrence of a natural disaster or other catastrophic event in our market area;

•

The Company and BOHR have entered into a Written Agreement with the FRB and the Bureau of Financial Institutions that subjects the Company and BOHR to significant restrictions and requires us to designate a significant amount of our resources to complying with the agreement, and it may have a material adverse effect on our operations and the value of our Common Stock;

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

•	Banking regulators have broad enforcement power, but regulations are meant to protect depositors and not investors;

•	The fiscal, monetary, and regulatory policies of the Federal Government and its agencies could have a material adverse effect on our results of operations;

•	Government legislation and regulation may adversely affect our business, financial condition, and results of operations; and

•	The soundness of other financial institutions could adversely affect us.

Our forward-looking statements could be incorrect in light of these risks, uncertainties, and assumptions. The future events, developments, or results described in this report could turn out to be materially different. We have no obligation to publicly update or revise our forward-looking statements after the date of this report and you should not expect us to do so.

Critical Accounting Policies

GAAP is complex and requires management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex assumptions, judgments, and estimates. Our assumptions, judgments, and estimates may be incorrect and changes in such assumptions, judgments, and estimates may have a significant impact on the consolidated financial statements and the accompanying notes. Actual results, in fact, could differ materially from those estimates. We consider our policies on allowance for loan losses, the valuation of deferred taxes, the valuation of foreclosed real estate, and the estimated fair value of financial instruments to be critical accounting policies. Refer to our 2012 Form 10-K for further discussion of these policies.

Material Trends and Uncertainties

Currently, the U.S. economy appears to be slowly recovering from one of its longest and most severe economic recessions in recent history. Continued improvements in general economic conditions and credit performance of the Company’s loan portfolio coupled with cost savings initiatives and strong performance from our mortgage subsidiary resulted in $632 thousand net income for the three months ended March 31, 2013. While the pace of economic growth remains slow and regulatory and legislative friction continues to hamper the recovery, we expect to be profitable for the full year 2013.

During 2012 and the first three months of 2013, problem loans were reduced significantly from previous levels. As a result of this improvement and continued declines in the loan portfolio due to pay-downs and charge-offs, there was no provision for loan losses during the quarter ended March 31, 2013 compared to $7.3 million in the same period in 2012. We expect that the provision for loan losses will continue to be favorably impacted by these trends. Additionally, during the first quarter of 2013, losses on other real estate owned and repossessed assets decreased $2.1 million compared to the first quarter of 2012.

For further discussion of the material trends and uncertainties that may affect our results and financial condition, refer to the risk factors contained in this report.

Overview

Throughout the first three months of 2013, economic conditions in the markets in which our borrowers operate continued their slow recovery and the levels of loan delinquencies and rates of default continued to improve. The Company reported net income for the three month period ended March 31, 2013 primarily resulting from strong mortgage earnings and significant decreases in both the provision for loan losses and losses on other real estate owned and repossessed assets, partially offset by an impairment of premises and equipment that is further described in the notes of this report. As of March 31, 2013, the Company exceeded the regulatory capital minimums and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following is a summary of our financial condition as of March 31, 2013 and our financial performance for the three month period then ended.

•

Assets were $2.0 billion at March 31, 2013. Total assets decreased by $21.8 million or 1% from $2.1 billion at December 31, 2012. The decrease in assets was primarily associated with a $32.2 million or 38% decrease in loans held for sale, a $19.6 million or 1% decrease in gross loans, and a $7.2 million or 9% decrease in premises and equipment, partially offset by a $24.8 million or 30% increase in overnight funds sold and due from FRB and a $16.2 million or 6% increase in investment securities available for sale.

•

Investment securities available for sale increased $16.2 million to $292.7 million during the first three months of 2013 from $276.5 million at December 31, 2012. The increase primarily resulted from the addition of $19.9 million of asset-backed securities to our portfolio, partially offset by the pay-downs of $3.4 million of our mortgage-backed securities – agency.

•

Gross loans decreased by $19.6 million or 1% during the three months ended March 31, 2013. Our loan trends during the first three months of 2013 have been influenced by demand for real estate – commercial mortgage loans, a managed reduction in construction related exposure, and run-off in residential real estate loans due to refinance activity.

•

Impaired loans decreased by $29.4 million during the three months ended March 31, 2013 from $141.0 million at December 31, 2012. The majority of the decrease is due to charge-offs and resolutions in the overall portfolio, including a $6.9 million decrease in impaired commercial and industrial loans, a $5.4 million decrease in impaired construction loans, a $11.9 million decrease in impaired real estate-commercial mortgage loans, and a $5.0 million decrease in impaired real estate-residential mortgage loans.

•

Allowance for loan losses at March 31, 2013 decreased $4.7 million to $43.7 million from $48.4 million at December 31, 2012 as net charge-offs exceeded additional provisions for loan losses. Both the absolute and relative levels of non-performing loans, particularly newly identified problem credits, decreased during the three months ended March 31, 2013. We have experienced this trend over the past ten quarters.

•

Deposits decreased $22.6 million or 1% from December 31, 2012 as a result of decreases of $23.5 million in noninterest-bearing demand deposits, $31.1 million in time deposits under $100 thousand, and $20.8 million in time deposits over $100 thousand, partially offset by an increase of $50.7 million in interest-bearing demand deposits. Declines in deposits resulted from the Company’s strategy of reducing funding rates in an effort to improve earnings and optimize excess liquidity. The increase in interest-bearing demand deposits resulted from a money market promotion that offered a special introductory rate for new money.

•

Net income attributable to Hampton Roads Bankshares, Inc. for the three months ended March 31, 2013 was $632 thousand as compared with net loss attributable to Hampton Roads Bankshares, Inc. of $7.9 million or $0.23 per common diluted share for the three months ended March 31, 2012. Net income for the three months ended March 31, 2013 was primarily attributable to strong mortgage earnings and significant decreases in provision for loan losses and losses on other real estate owned and repossessed assets, partially offset by an impairment of premises and equipment.

•

Net interest income decreased $770 thousand to $15.9 million for the three months ended March 31, 2013 as compared to the same period in 2012. The decrease was due primarily to the decreases in average interest-earning assets during those time periods, partially offset by an increase in net interest margin. Net interest margin increased 7-basis points to 3.45% at March 31, 2013 from 3.38% at March 31, 2012 due to a reduction in funding costs and a decline in non-performing loans.

•

We had no provision for loan losses for the three months ended March 31, 2013 compared to $7.3 million for the same period in 2012. The decrease was due to an overall continued improvement in asset quality, a continued reduction in newly identified problem loans, and continuing declines in loans outstanding.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

•

Noninterest income for the three months ended March 31, 2013 was $5.4 million, a 75% increase over the comparative period in 2012. This was largely due to continued strong mortgage origination revenues from the continued low interest rate environment, supplemented by a decline in losses and impairments on foreclosed real estate.

•

Noninterest expense was $19.4 million for the three months ended March 31, 2013, which was a decrease of $479 thousand or 2% over the comparable period for 2012, due to decreases in data processing expense and legal fees and costs associated with lower levels of non-performing assets, partly offset by higher salary and benefit expense in our mortgage operations to meet higher loan demand and the expense accrued for incentive compensation plans at the Banks.

•

Our effective tax rate was 0% for the three months ended March 31, 2013 compared to 0% for the comparable period in 2012. These rates differ from the statutory rate due primarily to the valuation allowance against the Company’s deferred tax assets.

ANALYSIS OF RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin. Net interest income, a major component of our earnings, is the difference between the income generated by interest-earning assets and the cost of interest-bearing liabilities. Net interest margin, which is calculated by expressing net interest income as a percentage of average interest-earning assets, is an indicator of effectiveness in generating income from earning assets. Net interest income and net interest margin may be significantly impacted by the market interest rates (rate); the mix, duration, and volume of interest-earning assets and interest-bearing liabilities (volume); changes in the yields earned and rates paid; and the level of noninterest-bearing liabilities available to support interest-earning assets. Our management team strives to maximize net interest income through prudent balance sheet administration and by maintaining appropriate risk levels as determined by our Asset / Liability Committee (“ALCO”) and the Board of Directors.

Net interest income for the three months ended March 31, 2013 was $15.9 million, a decrease of $770 thousand from $16.7 million for the three months ended March 31, 2012. The decrease in net interest income for the three months ended March 31, 2013 was due primarily to the decreases in average interest-earning assets and the yields received on these assets, partially offset by an increase in net interest margin. Our net interest margin increased to 3.45% for the three months ended March 31, 2013 from 3.38% during the three months ended March 31, 2012. The increase in net interest margin from the prior period is due primarily to an overall reduction in the cost of funds and a decline in non-performing loans.

Interest-earning assets consist of loans, investment securities, and overnight funds sold and due from FRB. Interest income on loans, including fees, decreased $1.8 million to $17.7 million for the three months ended March 31, 2013 compared to the same period during 2012. This decrease was predominantly a result of a $41.7 million decrease in average loan balance as well as the 31-basis point decrease in average yield during the three months ended March 31, 2013 compared to the same time period during 2012. Interest income on investment securities decreased $193 thousand to $1.8 million for the three months ended March 31, 2013 compared to the same period during 2012. This decrease was due to a $1.9 million decrease in average investment securities as well as a 22-basis point decrease in average yield during the three months ended March 31, 2013 compared to the same time period during 2012. Interest income on overnight funds sold and due from FRB decreased $35 thousand for the three months ended March 31, 2013 compared to the same period during 2012.

Interest-bearing liabilities consist of deposit accounts and borrowings. Interest expense on deposits decreased $1.2 million to $2.5 million for the three months ended March 31, 2013 compared to the same period during 2012. This decrease resulted from a $212.0 million decrease in average interest-bearing deposits and a 19-basis point decrease in the average interest rate paid on interest-bearing deposits for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. A reduction in the average rate paid on time deposits to 1.09% for the first three months of 2013 from 1.33% for the first three months of 2012 contributed significantly toward the decrease in overall deposit rates. Our average rate on savings deposits decreased to 0.07% during the three months ended March 31, 2013 from 0.14% during the three months ended March 31, 2012. Interest expense on borrowings, which consisted of FHLB borrowings and other borrowings, decreased $127 thousand to $1.1 million for the three months ended March 31, 2013 compared to the same period during 2012.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The table (in thousands, except percentages) below represents the average interest-earning assets and average interest-bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, the net interest margin, and the variance in interest income and expense caused by differences in average balances and rates for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012				2013 Compared to 2012
	Average	Interest Income/	Average Yield/	Average	Interest Income/	Average Yield/	Interest Income/ Expense	Variance Attributable to
	Balance	Expense	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Interest-earning assets
Loans	$1,487,384	$17,673	4.82%	$1,529,113	$19,521	5.13%	$(1,848)	$(1,315)	$(533)
Investment securities	303,947	1,815	2.42%	305,855	2,008	2.64%	(193)	(180)	(13)
Interest-bearing deposits in other banks	823	—	0.11%	1,114	—	0.10%	—	—	—
Overnight funds sold and due from FRB	82,592	42	0.20%	150,893	77	0.20%	(35)	—	(35)

Total interest-earning assets	1,874,746	19,530	4.22%	1,986,975	21,606	4.37%	(2,076)	(1,495)	(581)
Noninterest-earning assets	156,513			172,513

Total assets	$2,031,259			$2,159,488

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$545,891	$509	0.38%	$532,315	$460	0.35%	$49	$37	$12
Savings deposits	60,882	10	0.07%	61,985	22	0.14%	(12)	(11)	(1)
Time deposits	749,786	2,008	1.09%	974,291	3,224	1.33%	(1,216)	(473)	(743)

Total interest-bearing deposits	1,356,559	2,527	0.76%	1,568,591	3,706	0.95%	(1,179)	(447)	(732)
Borrowings	236,003	1,073	1.84%	236,524	1,200	2.04%	(127)	(124)	(3)

Total interest-bearing liabilities	1,592,562	3,600	0.92%	1,805,115	4,906	1.09%	(1,306)	(571)	(735)
Noninterest-bearing liabilities
Demand deposits	238,309			222,979
Other liabilities	15,027			19,111

Total noninterest-bearing liabilities	253,336			242,090

Total liabilities	1,845,898			2,047,205
Shareholders’ equity	185,361			112,283

Total liabilities and shareholders’ equity	$2,031,259			$2,159,488

Net interest income		$15,930			$16,700

Net interest spread			3.30%			3.28%
Net interest margin			3.45%			3.38%

Note: Interest income from loans included fees of $434 thousand at March 31, 2013 and $266 thousand at March 31, 2012. Average nonaccrual loans of $85.2 million and $134.0 million were included in average loans for March 31, 2013 and 2012, respectively.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Our method for calculating net interest margin has been adjusted. In the past, we excluded nonaccrual loans from our calculation. We now include nonaccrual loans in the calculation. A reconciliation of the methods is below for the first three months of March 31, 2013 and 2012.

	March 31,
	2013	2012

Net interest margin, including nonaccrual loans	3.45%	3.38%
Impact of excluding nonaccrual loans	0.16%	0.24%

Net interest margin, excluding nonaccrual loans	3.61%	3.62%

Noninterest Income. For the quarter ended March 31, 2013, total noninterest income was $5.4 million, an increase of $2.3 million as compared to $3.1 million for the first quarter of 2012. Noninterest income comprised 25% and 16% of total revenue for the first three months of 2013 and 2012, respectively. The following table provides a summary of noninterest income (in thousands) for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012

Mortgage banking revenue	$5,964	$3,258
Service charges on deposit accounts	1,217	1,342
Income from bank-owned life insurance	373	399
Impairment of premises and equipment	(2,825)	—
Losses on other real estate owned and repossessed assets	(904)	(2,964)
Loss on sale of investment securities	—	(13)
Visa check card income	596	499
Rental income	152	187
ATM surcharge and network fees	100	217
Other	755	184

Total noninterest income	$5,428	$3,109

Mortgage banking revenue increased to $6.0 million in the three month period ended March 31, 2013 compared to $3.3 million in the prior year period due to a 53% increase in loans sold. Service charges on deposit accounts decreased $125 thousand for the three months ended March 31, 2013 compared to $1.3 million for the same period in 2012 partially due to reduced overdraft activity. Income from bank-owned life insurance was $373 thousand for the first quarter of 2013 compared to $399 thousand for the comparative period 2012. During the first quarter of 2013, we had impairment of premises and equipment of $2.8 million as a result of consolidating certain branches, and we had no such impairment during the comparative period 2012. Losses on other real estate owned and repossessed assets totaled $904 thousand during the three months ended March 31, 2013. During the same period in 2012, losses on other real estate owned and repossessed assets were $3.0 million. Other income for the three months ended March 31, 2013 included $453 thousand in interest earned on a federal income tax refund.

Noninterest Expense. Noninterest expense represents our operating and overhead expenses. Total noninterest expense decreased $479 thousand or 2% for the three months ended March 31, 2013 compared to $19.9 million for the three months ended March 31, 2012. This decrease resulted from reductions in data processing expense and legal fees and costs associated with lower levels of non-performing assets, partially offset by higher salary and benefit expense in our mortgage operations to meet higher loan demand and the expense accrued for incentive compensation plans at the Banks. The efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income excluding securities gains and impairment of premises and equipment was 80% for the first three months of 2013 compared to 100% for the first three months of 2012.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following table provides a summary of total noninterest expense (in thousands) for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012

Salaries and employee benefits	$10,956	$9,712
Occupancy	1,802	1,746
FDIC insurance	1,018	1,227
Professional and consultant fees	893	1,393
Data processing	797	1,085
Problem loan and repossessed asset costs	480	893
Equipment	464	705
Amortization of intangible assets	335	335
Bank franchise tax	204	212
Telephone and postage	345	385
Other	2,138	2,218

Total noninterest expense	$19,432	$19,911

Salaries and employee benefits expense increased $1.2 million in the three months ended March 31, 2013 to $11.0 million as a direct result of increased commissions associated with mortgage volumes and cost of living pay adjustment for personnel. Occupancy expense increased $56 thousand for the first three months of 2013 compared to the same period in 2012 due to slight increases in utility expense and property taxes. FDIC insurance was $1.0 million for the three months ended March 31, 2013 as compared with $1.2 million for the same period in 2012; this decrease is a result of the Company’s smaller asset base and the increase in tangible common equity. Professional and consultant fees were $893 thousand for the three months ended March 31, 2013 compared to $1.4 million for comparative 2012; these fees decreased primarily due to lower legal fees associated with loan collection activities. Data processing expense decreased $288 thousand for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to renegotiations of our data processing contracts and the consolidation of our banking systems. Problem loan and repossessed asset costs decreased $413 thousand to $480 thousand for the three months ended March 31, 2013 compared to the same period during 2012. For the three months ended March 31, 2013, equipment expense was $464 thousand compared to $705 thousand for the same period in 2012.

Income Tax Provision. The Company had no income tax expense for the first three months of 2013 and 2012. Management assesses the realizability of the deferred tax asset on a quarterly basis, considering both positive and negative evidence in determining whether it is more likely than not that some portion or all of the net deferred tax asset including its net operating loss carryforward would be realized. A valuation allowance for the entire net deferred tax asset has been established. Section 382 limitations related to the Company’s recapitalization during the quarter ended September 30, 2010 adds further uncertainty as to the realizability of the certain deferred tax assets in future periods.

ANALYSIS OF FINANCIAL CONDITION

Total assets at March 31, 2013 were $2.0 billion, a decrease of $21.8 million or 1% over December 31, 2012. The decrease in assets was primarily associated with a $32.2 million or 38% decrease in loans held for sale, a $19.6 million or 1% decrease in gross loans, and a $7.2 million or 9% decrease in premises and equipment, partially offset by a $24.8 million or 30% increase in overnight funds sold and due from FRB and $16.2 million or 6% increase in investment securities available for sale.

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

as of March 31, 2013 were $124.2 million compared to $101.2 million at December 31, 2012 and consisted mainly of deposits with the FRB. Because the Company raised significant deposits in prior years and additional capital through the issuance of Common Stock as well as loan demand being weak, it is in a highly liquid position. In the future, the Company expects to continue to utilize its cash on hand and cash equivalents to support loan origination activity.

Securities. Our investment portfolio at March 31, 2013 consisted primarily of available-for-sale U.S. agency, mortgage-backed, and asset-backed securities. Our available-for-sale securities are reported at fair value and are used primarily for liquidity, pledging, earnings, and asset/liability management purposes and are reviewed quarterly for possible impairment. At March 31, 2013, the fair value of our available-for-sale investment securities was $292.7 million, an increase of $16.2 million or 6% from $276.5 million at December 31, 2012. The increase was primarily the result of the addition of $19.9 million in asset-backed securities to our portfolio, partially offset by the payout of $3.4 million of our mortgage-backed securities – agency.

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

Overall our loan trends during the first three months of 2013 have been influenced by demand for real estate – commercial mortgage loans, a managed reduction in construction related exposure, and run-off in residential real estate loans due to refinance activity. Our loan portfolio decreased $19.6 million or 1% during the three months ended March 31, 2013. Commercial and industrial loans decreased 10% to $239.5 million at March 31, 2013 compared with $267.1 million at December 31, 2012. Construction loans decreased 3% to $199.8 million at March 31, 2013 as compared to $206.4 million at December 31, 2012, thus maintaining the concentration of construction loans at 14% of the total loan portfolio at March 31, 2013. Real estate – commercial mortgages increased 4% to $553.4 million at March 31, 2013 compared to $530.0 million at December 31, 2012. Real estate – residential mortgages decreased 2% to $364.7 million at March 31, 2013 as compared with $372.6 million at December 31, 2012. Installment loans remained at $56.3 million at March 31, 2013.

The contraction seen in loans stems from the continued resolution of problem loans. Origination volumes were offset by principal pay-downs and scheduled amortization in the portfolio. In the future, our continued focus will be on managing the entire loan portfolio through the current challenging economic conditions. Additionally, our prudent business practices and internal guidelines and underwriting standards will continue to be followed in making lending decisions in order to continue to effectively manage exposure to loan losses.

Allowance for Loan Losses. The allowance for loan losses decreased in the first quarter of 2013, both in dollars and as a percentage of total loans as credit trends in the loan portfolio showed improvement. The allowance for loan losses was $43.7 million or 3.09% of outstanding loans as of March 31, 2013 compared with $48.4 million or 3.38% of outstanding loans as of December 31, 2012. The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are determined to be impaired and, therefore, are individually evaluated for impairment. The specific component decreased to $13.1 million at March 31, 2013 from $14.8 million at December 31, 2012, primarily due to the continued resolution of problem loans and a slowing rate of additional loan defaults. The decrease is commensurate with the significant decrease in impaired loans to $111.6 million at March 31, 2013 from $141.0 million at December 31, 2012. The general or pooled component relates to groups of homogeneous loans not designated for a specific allowance that are collectively evaluated for impairment. As a result of decreases in the size of the overall loan portfolio and improving trends in charge-offs and credit quality, the pooled component decreased by $3.7 million to $24.2 million at March 31, 2013 from $27.9 million at December 31, 2012. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated portion of the loan loss allowance increased $683 thousand to $6.4 million at March 31, 2013 from $5.7 million at December 31, 2012 due to increased performing loan originations and a decline in the macroeconomic inputs that drive our external unallocated factors.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following table provides a breakdown (in thousands, except for percentages) of the allowance for loan losses and other related information at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012

Allowance for loan losses:
Specific component	$13,115	$14,783
Pooled component	24,212	27,900
Unallocated component	6,382	5,699

Total	$43,709	$48,382

Impaired loans	$111,602	$140,987
Non-impaired loans	1,301,048	1,291,288

Total loans	$1,412,650	$1,432,275

Specific component as % of impaired loans	11.75%	10.49%
Pooled component as % of non-impaired loans	1.86%	2.16%

Allowance as % of loans	3.09%	3.38%
Allowance as % of nonaccrual loans	55.59%	49.67%

Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any loan category. Net charge-offs were $4.7 million for the three months ended March 31, 2013 as compared with $13.3 million for the three months ended March 31, 2012. Net charge-offs in the construction category account for $861 thousand or 18% of these net charge-offs in the first quarter of 2013 and $4.4 million or 33% in the first quarter of 2012. Construction loans, particularly land acquisition and development, tend to be riskier than other categories, and we have been steadily decreasing our exposure to this type of loan. Net commercial and industrial charge-offs were $1.5 million at March 31, 2013. Net charge-offs were $150 thousand for real estate – commercial mortgage, $2.0 million for real estate – residential mortgage, and $92 thousand for installment loans for the three months ended March 31, 2013.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following ratios are among those used by management in assessing the adequacy of the allowance for loan losses at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Non-performing loans for which full loss has been charged off to total loans	2.52%	3.90%

Non-performing loans for which full loss has been charged off to non-performing loans	45.36%	55.42%

Charge off rate for non-performing loans for which the full loss has been charged off	50.28%	50.19%

Coverage ratio net of non-performing loans for which the full loss has been charged off	101.72%	111.41%

Total allowance divided by total loans less non-performing loans for which the full loss has been charged off	3.17%	3.64%

Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	25.13%	26.29%

There was a decrease in the non-performing loans for which full loss has been charged off to non-performing loans to 45.36% at March 31, 2013 from 55.42% at December 31, 2012 due to the $18.3 million decrease in the charge-off balance of the non-performing loans, partially offset by the $19.8 million decrease in non-performing loans. The decrease in the ratio is the result of the more rapid decline in the charge-off balance of the non-performing loans.

There was a decrease in the coverage ratio net of non-performing loans for which the full loss has been charged off to 101.72% at March 31, 2013 from 111.41% at December 31, 2012 due to the $4.7 million decrease in the allowance for loan losses, partially offset by the $457 thousand decrease in non-performing loans less balances with full loss charge-off. The decrease in the coverage ratio is the result of the more rapid decline in the overall allowance for loan losses than the increase in non-performing loans since year-end 2012. The reduction in the allowance for loan losses is the result of declining losses that have acted to steadily reduce the general reserve component of the consolidated allowance and an overall decrease in the size of the loan portfolio.

Management believes the allowance for loan losses as of March 31, 2013 is adequate to absorb losses inherent in the portfolio and is directionally consistent with the change in the quality of our loan portfolio. However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require us to recognize additions to the allowance for loan losses on their judgments about information available at the time of the examinations.

Deposits. Total deposits at March 31, 2013 decreased $22.6 million from December 31, 2012. Changes in the deposit categories include a decrease of $23.5 million in noninterest-bearing demand deposits, $31.1 million in time deposits under $100 thousand, and $20.8 million in time deposits over $100 thousand, partially offset by an increase of $50.7 million in interest-bearing demand deposits from December 31, 2012 to March 31, 2013. Declines in deposits resulted from the Company’s strategy of reducing interest rates in an effort to improve earnings and optimize excess liquidity. The increase in interest-bearing demand deposits resulted from a money market promotion that offered a special introductory rate for new money.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Total brokered deposits were $63.2 million or 4% of deposits at March 31, 2013, which was a decrease of $250 thousand from the total brokered deposits of $63.4 million at December 31, 2012. While BOHR qualifies as “well capitalized” at March 31, 2013, it may not accept new brokered deposits but may continue to rollover existing brokered deposits due to the FRB recently modifying its interpretation of the Written Agreement. Shore is not a party to the Written Agreement, and therefore, not subject to any such restrictions. Interest-bearing demand deposits included $9.1 million in brokered money market funds at March 31, 2013, which was $252 thousand lower than the $9.4 million balance of brokered money market funds outstanding at December 31, 2012. Brokered CDs remained at $54.0 million at March 31, 2013.

The Company continues to focus on core deposit growth as its primary source of funding. Core deposits typically are non-brokered and consist of noninterest-bearing demand accounts, interest-bearing checking accounts, money market accounts, savings accounts, and time deposits of less than $100 thousand. Core deposits totaled $1.2 billion or 73% of total deposits at March 31, 2013 and December 31, 2012.

Borrowings. We use short-term and long-term borrowings from various sources including the FRB discount window, FHLB, reverse repurchase agreements, and trust preferred securities. We manage the level of our borrowings to ensure that we have adequate sources of liquidity. Refer to our 2012 Form 10-K for further discussion about our borrowings.

Liquidity Management. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management. We continued to maintain a strong liquidity position during the first three months of 2013. Cash and cash equivalents were $124.2 million and available-for-sale investment securities were $292.7 million as of March 31, 2013. At March 31, 2013, the Banks had credit lines in the amount of $228.5 million at the FHLB with advances of $194.8 million currently utilized. At December 31, 2012, the Banks had credit lines in the amount of $223.1 million at the FHLB with advances of $195.1 million utilized. These lines may be utilized for short- and/or long-term borrowing. At March 31, 2013 and December 31, 2012, all our FHLB borrowings were long-term. We also possess additional sources of liquidity through a variety of borrowing arrangements. The Banks also maintain federal funds lines with one regional banking institution and through the FRB Discount Window. These available lines totaled approximately $34.4 million and $40.9 million at March 31, 2013 and December 31, 2012, respectively; these lines were not utilized for borrowing purposes at March 31, 2013 or December 31, 2012.

Capital Resources. Total shareholders’ equity increased $639 thousand to $185.4 million at March 31, 2013 compared to $184.7 million at December 31, 2012.

The Company and the Banks are subject to regulatory capital requirements that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative and qualitative measures to ensure capital adequacy. Tier I capital is comprised of shareholders’ equity, net of unrealized gains or losses on available-for-sale securities, less intangible assets, while total risk-based capital adds certain debt instruments and qualifying allowances for loan losses. As of March 31, 2013, our consolidated regulatory capital ratios were Tier 1 Leverage Ratio of 10.17%, Tier 1 Risk-Based Capital Ratio of 12.56%, and Total Risk-Based Capital Ratio of 13.83%. As of March 31, 2013, the Company exceeded the regulatory capital minimums, and BOHR and Shore were considered “well capitalized” under the risk-based capital standards. Their Tier 1 Leverage Ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital Ratio were as follows: 8.75%, 10.66%, and 11.93%, respectively, for BOHR and 10.29%, 14.13%, and 15.32%, respectively, for Shore.

Contractual Obligations. We have contractual obligations to make future payments on debt and lease agreements. Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products and services from unaffiliated parties. Our contractual obligations consist of time deposits, borrowings, and operating lease obligations. There have not been any material changes in our contractual obligations from those disclosed in the 2012 Form 10-K.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet our customers’ financing needs. For more information on our off-balance sheet arrangements, refer to Note 13, Financial Instruments with Off-Balance-Sheet Risk, of the Notes to the Consolidated Financial Statements contained in the 2012 Form 10-K.

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

USE OF NON-GAAP FINANCIAL MEASURES

The ratios “shareholders’ equity-tangible,” “shareholders’ equity-tangible (average”),” “return on average equity-tangible,” and “book value per share-tangible” are non-GAAP financial measures. The Company believes these measurements are useful in our press releases and other correspondence for investors, regulators, management, and others to evaluate capital adequacy and to compare against other financial institutions. The following is a reconciliation (dollars in thousands, except per share data) of these non-GAAP financial measures with financial measures defined by GAAP.

	March 31, 2013	December 31, 2012

Shareholders’ equity	$185,362	$184,723
Less: intangible assets	2,075	2,410

Shareholders’ equity - tangible	$183,287	$182,313

Shareholders’ equity (average)	$185,361	$139,862
Less: intangible assets (average)	2,235	3,065

Shareholders’ equity - tangible (average)	$183,126	$136,797

Return on average equity	1.38%	(17.94%)
Impact of excluding intangible assets	0.02%	(0.40%)

Return on average equity - tangible	1.40%	(18.34%)

Book value per share	$1.09	$1.08
Impact of excluding intangible assets	(0.01)	(0.01)

Book value per share - tangible	$1.08	$1.07

HAMPTON ROADS BANKSHARES, INC.

PART I.	FINANCIAL INFORMATION

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Our management, guided by the ALCO, determines the overall magnitude of interest sensitivity risk and then formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management’s expectations regarding future interest rate movements, the state of the national and regional economy, and other financial and business risk factors.

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

The expected effect (dollars in thousands) on net interest income for the twelve months following March 31, 2013 and December 31, 2012 due to an immediate change in interest rates is shown below. These estimates are dependent on material assumptions, such as those previously discussed.

	March 31, 2013		December 31, 2012
	Change in Net Interest Income		Change in Net Interest Income
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$710	1.14%	$1,305	2.05%
+100 basis points	211	0.34%	498	0.78%
-100 basis points	(1,458)	(2.35)%	(2,481)	(3.90)%
-200 basis points	N/A	N/A	N/A	N/A

As of March 31, 2013, we projected an increase in net interest income in increasing interest rate environments and a decrease in net interest income in decreasing rate environments consistent with our projections at December 31, 2012.

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

As of March 31, 2013, the Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 2, 2010, the Company has received a grand jury subpoena from the United States Department of Justice, Criminal Division. For a discussion of this matter, see “Risk Factors – Risks Relating to our Business – The Company has received a grand jury subpoena from the United States Department of Justice, Criminal Division. Although the Company has been advised that it is not a target or a subject of the investigation at this time and we do not believe we will become a target or a subject of the investigation, there can be no assurances as to the timing or the eventual outcome of the related investigation.”

ITEM 1A – RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition, or liquidity, see the risk factors discussed in the Company’s 2012 Form 10-K. Except as and to the extent disclosed below, there have been no material changes to the risk factors as previously disclosed in the 2012 Form 10-K.

Risks Relating to our Business

Our success is largely dependent on retaining key management team members.

We are a customer-focused and relationship-driven organization. Future growth is expected to be driven in large part by the relationships maintained with customers. While we have assembled an experienced and talented senior management team, maintaining this team, while at the same time developing other managers in order that management succession can be achieved, is not assured. The loss of key employees could have a material adverse effect on our business and may result in lower revenues or reduced earnings.

On February 28, 2013 we announced that Stephen P. Theobald, the Company’s Executive Vice President and Chief Financial Officer, will be leaving the Company effective March 31, 2013 to accept a CFO position with another financial services firm. The Company has named Thomas B. Dix III as interim Chief Financial Officer to assume the position and has commenced its search for a permanent successor.

We are not paying dividends on our Common Stock and currently are prevented from doing so. The failure to resume paying dividends on our Common Stock may adversely affect the market price of our Common Stock.

We paid cash dividends on our Common Stock prior to the third quarter of 2009. During the third quarter of 2009, we suspended dividend payments. We are prevented by our regulators from paying dividends until our financial position improves. In addition, the retained deficit of BOHR, our principal banking subsidiary, is approximately $474.8 million as of March 31, 2013. Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings. It is unlikely in the foreseeable future that we would be able to pay dividends if BOHR cannot pay dividends to us. Although we can seek to obtain a waiver of this prohibition, our regulators may choose not to grant such a waiver, and we would not expect to be granted a waiver or be released from this obligation until our financial performance and retained earnings improve significantly. As a result, there is no assurance if or when we will be able to resume paying cash dividends.

In addition, all dividends are declared and paid at the discretion of our Board of Directors and are dependent upon our liquidity, financial condition, results of operations, regulatory capital requirements, and such other factors as our Board of Directors may deem relevant. The ability of our banking subsidiaries to pay dividends to us is also limited

HAMPTON ROADS BANKSHARES, INC.

PART II.	OTHER INFORMATION

by obligations to maintain sufficient capital and by other general restrictions on dividends that are applicable to our banking subsidiaries. If we do not satisfy these regulatory requirements, we are unable to pay dividends on our Common Stock.

We incurred significant losses in 2010, 2011, and 2012. While we returned to profitability in the first quarter of 2013, we can make no assurances that we will continue to be profitable throughout the remainder of the year. An inability to improve our profitability could adversely affect our operations.

Throughout 2010, 2011, 2012 and the first three months of 2013, our loan customers continued to operate in an economically stressed environment. While broader economic conditions have begun to gradually improve, economic conditions in the markets in which we operate remain somewhat constrained and the levels of loan delinquencies and defaults that we experienced continue to be higher than historical levels and our net interest income did not grow significantly.

As a result, our net income attributable to Hampton Roads Bankshares, Inc. for the quarter ended March 31, 2013 was $632 thousand compared to our net loss attributable to Hampton Roads Bankshares, Inc. of $7.9 million or $0.23 per common diluted share for the three months ended March 31, 2012. The net income for the three months ended March 31, 2013 was primarily attributable to significant decreases in provision for loan losses and losses on other real estate owned and repossessed assets, partially offset by an increase in impairment of premises and equipment.

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

At March 31, 2013, BOHR and Shore were classified as “well capitalized” for regulatory capital purposes. However, impairments to our loan or securities portfolio, declines in our earnings or a combination of these or other factors could change our capital position in a relatively short period of time. BOHR is currently restricted from accepting new brokered deposits. As a result, it would be more difficult for us to attract new deposits as our existing brokered deposits mature and do not rollover. If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected. In addition, we would pay higher insurance premiums to the FDIC, which will reduce our earnings.

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

Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. In managing our balance sheet, a primary source of funding is customer deposits. Our ability to continue to attract these deposits and other funding sources is subject to variability based upon a number of factors including volume and volatility in the securities markets and the relative interest rates that we are prepared to pay for these liabilities. Further, BOHR is prohibited from accepting new brokered deposits until it is no longer subject to the Written Agreement with the FRB. Our potential inability to maintain adequate sources of funding may, among other things, impact our ability to resume the payment of dividends or satisfy our obligations.

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

HAMPTON ROADS BANKSHARES, INC.

PART II.	OTHER INFORMATION

Sales, or the perception that sales could occur, of large amounts of our Common Stock by our institutional investors may depress our stock price.

The market price of our Common Stock could drop if our existing shareholders decide to sell their shares. As of March 31, 2013, Carlyle, Anchorage, and CapGen owned 24.90%, 24.90%, and 29.97%, respectively, of the outstanding shares of our Common Stock. Pursuant to the various definitive investment agreements that we have entered into with these shareholders, each of the shareholders listed above received certain registration rights covering the resale of shares of our Common Stock. In addition, the shares of certain of these shareholders may be traded, subject to certain volume limitations in some cases, pursuant to Rule 144 under the Securities Act. If any of these shareholders sell large amounts of our Common Stock, or other investors perceive such sales to be imminent, the market price of our Common Stock could drop significantly.

In addition, as of March 31, 2013, the U.S. Treasury owned 1% of the outstanding shares of our Common Stock plus a warrant to purchase an additional 757,643 shares of our Common Stock. In connection with the issuance of such shares of Common Stock and the warrant, we entered into an Exchange Agreement with the Treasury, under the terms of which the Treasury received certain registration rights covering the resale of such shares of Common Stock or the warrant, and the shares are freely transferable pursuant to Rule 144 under the Securities Act. Finally as of March 31, 2013, affiliates of Fir Tree, Inc. (“Fir Tree”) owned 9.56% of the outstanding shares of our Common Stock, which were freely transferable pursuant to Rule 144 under the Securities Act. The sale of the shares of Common Stock owned by the Treasury or Fir Tree, the exercise of the Treasury’s warrant, and sale of the warrant’s underlying shares of Common Stock, or the perception by other investors that such sales are imminent, could adversely affect the demand for our Common Stock.

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

At March 31, 2013, we had loans of $199.8 million or 14% of total loans outstanding to finance construction and land development. Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all. A portion of our residential and commercial lending is secured by vacant or unimproved land. Loans secured by vacant or unimproved land are generally more risky than loans secured by improved property for one-to-four family residential mortgage loans. Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business. These loans are susceptible to adverse conditions in the real estate market and local economy.

Our business strategy centers, in part, on offering commercial and equity line loans secured by real estate in order to generate interest income. These types of loans generally have higher yields and shorter maturities, and therefore, involve a greater degree of risk than traditional one-to-four family residential mortgage loans. At March 31, 2013, commercial real estate and equity line lending totaled $684.8 million, which represented 48% of total loans. Such loans increase our credit risk profile relative to other financial institutions that have lower concentrations of commercial real estate and equity line loans.

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

We have had large numbers of problem loans. Although problem loans have declined significantly, there is no assurance that they will continue to do so.

Our non-performing assets as a percentage of total assets remained at 6% at March 31, 2013. On March 31, 2013, less than 1% of our loans was 30 to 89 days delinquent and treated as performing assets. The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to our expenses that represents management’s best estimate of probable losses within our existing portfolio of loans. Our allowance for loan losses was $43.7 million at March 31, 2013, which represented 3.09% of our total loans, as compared to $48.4 million, or 3.38% of total loans, at December 31, 2012. The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and incurred but unidentified losses inherent in the current loan portfolio. For further discussion on the impact continued weak economic conditions have on the collateral underlying our loan portfolio, see “If the value of real estate in the markets

HAMPTON ROADS BANKSHARES, INC.

PART II.	OTHER INFORMATION

we serve were to further decline materially, the value of our foreclosed real estate could decline or a significant portion of our loan portfolio could become further under-collateralized, which could result in a material increase in our allowance for loan losses and have a material adverse effect on us.”

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses of loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. Furthermore, certain proposed changes to GAAP, if implemented as proposed, may require us to increase our estimate for losses embedded in our loan portfolio, resulting in an adverse impact to our results of operations and level of regulatory capital. Accordingly, the allowance for loan losses may not be adequate to cover loan losses or significant increases to the allowance for loan losses may be required in the future if economic conditions should worsen. Any such increases in the allowance for loan losses may have a material adverse effect on our results of operations, financial condition, and the market price of our Common Stock.

Our profitability will be jeopardized if we are unable to successfully manage interest rate risk.

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

We face a variety of threats from technology-based frauds and scams.

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

•

eliminate all assets or portions of assets classified as “loss,” and thereafter, charge-off all assets classified as “loss” in a federal or state report of examination, unless otherwise approved by the FRB;

•	only accept brokered deposits that are rolled over or renewed;

•	comply with legal and regulatory limitations on indemnification payments and severance payments; and

•	appoint a committee to monitor compliance with the terms of the Written Agreement.

In addition, the Company has agreed that it will:

•

not make any other form of payment representing a reduction in BOHR’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities absent prior regulatory approval;

•	take all necessary steps to correct certain technical violations of law and regulation cited by the FRB;

HAMPTON ROADS BANKSHARES, INC.

PART II.	OTHER INFORMATION

•	refrain from guaranteeing any debt without the prior written approval of the FRB and the Bureau of Financial Institutions; and

•	refrain from purchasing or redeeming any shares of its stock without the prior written consent of the FRB or the Bureau of Financial Institutions.

Under the terms of the Written Agreement, the Company and BOHR have submitted capital plans to maintain sufficient capital at the Company on a consolidated basis and at BOHR on a stand-alone basis and to refrain from declaring or paying dividends absent prior regulatory approval.

To date, the Company has complied with the actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement; additionally, BOHR has materially complied with the actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement. The Risk Committee has been appointed to oversee the Company’s compliance with the terms of the Written Agreement and has met quarterly to review compliance. Written plans have been submitted and implemented for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations. The Company also submitted and implemented written policies and procedures for maintaining an adequate allowance for loan losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $2.5 million. Additionally, the Company instituted the required review process for all classified loans. The Company charged off the assets identified as loss from the previous examination. As of March 31, 2013, the Company exceeded the regulatory capital minimums and BOHR and Shore were both considered “well capitalized” under the risk-based capital standards. The FRB recently modified its interpretation of our Written Agreement and now takes the position that it prohibits BOHR from accepting new brokered deposits. Based on prior guidance, BOHR accepted new brokered deposits after it became well capitalized, which technically did not comply with the Written Agreement under the FRB’s modified interpretation. We do not believe the new interpretation or our earlier actions will have any material adverse effect on the Company or our liquidity, expenses, or financial condition.

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

On November 2, 2010, the Company has received from the DOJ a grand jury subpoena to produce information principally relating to the merger of GFH into the Company on December 31, 2008 and to loans made by GFH and its wholly owned subsidiary, Gateway, before GFH’s merger with the Company. The DOJ has informed the Company that it is not a target or a subject of the investigation at this time, and we are fully cooperating. Although we do not believe this matter will have a material adverse affect on the Company, we can give you no assurances as to the timing or eventual outcome of this investigation. The Company is not aware of any recent developments in this matter and has not been notified of any developments in over a year.

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

HAMPTON ROADS BANKSHARES, INC.

PART II.	OTHER INFORMATION

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

HAMPTON ROADS BANKSHARES, INC.

PART II.	OTHER INFORMATION

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of the Company’s Common Stock in the open market and through privately negotiated transactions. There were no share repurchase transactions conducted during the first quarter of 2013.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

HAMPTON ROADS BANKSHARES, INC.

PART II.	OTHER INFORMATION

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Hampton Roads Bankshares, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, filed March 25, 2013.

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer.*

32.1	Statement of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101	The following materials from the Hampton Roads Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: May 14, 2013	/s/ Thomas B. Dix III
Thomas B. Dix III
Interim Chief Financial Officer