Form 10-Q
period 2013-06-30
HAMPTON ROADS BANKSHARES INC
filed 2013-08-14
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Commission File Number: 001-32968

______HAMPTON ROADS BANKSHARES, INC._____

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock as of July 31,  2013 was 170,263,264 shares, par value $0.01.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS	Page

Consolidated Balance Sheets	3

June 30, 2013
December 31, 2012

Consolidated Statements of Operations	4

Three and six months ended June 30, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss)	5

Three and six months ended June 30, 2013 and 2012

Consolidated Statement of Changes in Shareholders’ Equity	6

Six months ended June 30, 2013

Consolidated Statements of Cash Flows	7

Six months ended June 30, 2013 and 2012

Notes to Consolidated Financial Statements	8

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION	37

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	51

ITEM 4 – CONTROLS AND PROCEDURES	52

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	53

ITEM 1A – RISK FACTORS	53

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	63

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	63

ITEM 4 – MINE SAFETY DISCLOSURES	63

ITEM 5 – OTHER INFORMATION	63

ITEM 6 – EXHIBITS	64

SIGNATURES	65

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)	June 30, 2013	December 31, 2012
Assets:
Cash and due from banks	$16,783	$16,761
Interest-bearing deposits in other banks	648	656
Overnight funds sold and due from Federal Reserve Bank	107,339	83,800
Investment securities available for sale, at fair value	278,386	276,455
Restricted equity securities, at cost	17,351	18,066

Loans held for sale	51,369	84,068

Loans	1,400,250	1,432,275
Allowance for loan losses	(38,234)	(48,382)
Net loans	1,362,016	1,383,893
Premises and equipment, net	69,925	78,657
Interest receivable	5,003	5,077
Other real estate owned and repossessed assets,
net of valuation allowance	32,906	32,215
Intangible assets, net	1,741	2,410
Bank-owned life insurance	54,006	53,199
Other assets	11,465	18,835
Totals assets	$2,008,938	$2,054,092
Liabilities and Shareholders' Equity:
Deposits:
Noninterest-bearing demand	$268,372	$263,266
Interest-bearing:
Demand	575,615	519,799
Savings	66,751	59,876
Time deposits:
Less than $100	341,193	393,580
$100 or more	324,466	381,253
Total deposits	1,576,397	1,617,774
Federal Home Loan Bank borrowings	194,619	195,060
Other borrowings	41,206	41,002
Interest payable	5,493	4,882
Other liabilities	11,988	10,651
Total liabilities	1,829,703	1,869,369
Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000,000 shares authorized; none issued
and outstanding	-	-
Common stock, $0.01 par value; 1,000,000,000 shares
authorized; 170,263,264 and 170,265,150 shares issued
and outstanding on June 30, 2013 and December 31, 2012,
respectively	1,703	1,703
Capital surplus	586,745	586,347
Retained deficit	(410,665)	(411,386)
Accumulated other comprehensive income, net of tax	1,028	6,837
Total shareholders' equity before non-controlling interest	178,811	183,501
Non-controlling interest	424	1,222
Total shareholders' equity	179,235	184,723
Total liabilities and shareholders' equity	$2,008,938	$2,054,092

See accompanying notes to the unaudited consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Three Months Ended		Six Months Ended
(unaudited)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest Income:
Loans, including fees	$17,687	$18,601	$35,360	$38,122
Investment securities	1,839	1,998	3,654	4,006
Overnight funds sold and due from FRB	63	69	105	146
Interest-bearing deposits in other banks	-	1	-	1
Total interest income	19,589	20,669	39,119	42,275
Interest Expense:
Deposits:
Demand	558	489	1,067	950
Savings	9	21	19	42
Time deposits:
Less than $100	921	1,361	1,921	2,977
$100 or more	935	1,416	1,943	3,023
Interest on deposits	2,423	3,287	4,950	6,992
Federal Home Loan Bank borrowings	479	578	965	1,166
Other borrowings	592	607	1,179	1,219
Total interest expense	3,494	4,472	7,094	9,377
Net interest income	16,095	16,197	32,025	32,898
Provision for loan losses	1,000	4,346	1,000	11,648
Net interest income after provision for loan losses	15,095	11,851	31,025	21,250
Noninterest Income:
Mortgage banking revenue	4,250	3,855	10,214	7,113
Service charges on deposit accounts	1,300	1,264	2,517	2,607
Income from bank-owned life insurance	434	463	807	862
Gain (loss) on sale of premises and equipment	7	(47)	(120)	(47)
Impairment of premises and equipment	-	-	(2,825)	-
Losses on other real estate owned and repossessed assets	(774)	(4,947)	(1,678)	(7,912)
Gain on sale of investment securities available for sale
(includes $763, $274, $763, and $261 accumulated other
comprehensive income reclassifications for unrealized
net gains on available-for-sale securities as of three months ended June 30, 2013 and 2012 and six months ended
June 30, 2013 and 2012, respectively)	763	274	763	261
Visa check card income	662	659	1,258	1,158
Other	942	472	2,076	1,059
Total noninterest income	7,584	1,993	13,012	5,101
Noninterest Expense:
Salaries and employee benefits	10,951	9,144	21,907	18,856
Occupancy	2,517	1,808	4,319	3,555
FDIC insurance	878	1,174	1,896	2,401
Professional and consultant fees	1,639	1,747	2,532	3,338
Data processing	1,129	930	1,926	2,016
Problem loan and repossessed asset costs	530	623	1,010	1,516
Equipment	491	729	955	1,434
Other	4,058	2,612	7,080	5,562
Total noninterest expense	22,193	18,767	41,625	38,678
Income (loss) before provision for income taxes	486	(4,923)	2,412	(12,327)
Provision for income taxes	135	-	135	-
Net income (loss)	351	(4,923)	2,277	(12,327)
Net income attributable to non-controlling interest	262	744	1,556	1,245
Net income (loss) attributable to Hampton Roads Bankshares, Inc.	$89	$(5,667)	$721	$(13,572)
Per Share:
Cash dividends declared	$-	$-	$-	$-
Basic loss	$-	$(0.15)	$-	$(0.38)
Diluted loss	$-	$(0.15)	$-	$(0.38)

See accompanying notes to the unaudited consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	Three Months Ended				Six Months Ended
(unaudited)	June 30, 2013		June 30, 2012		June 30, 2013		June 30, 2012

Net income (loss)		$351		$(4,923)		$2,277		$(12,327)
Other comprehensive income (loss),
net of tax
Change in unrealized gain (loss)
on securities available for sale	(4,807)		2,605		(5,046)		1,848
Reclassification adjustment for
securities gain included in
net income (loss)	(763)		(274)		(763)		(261)
Other comprehensive income (loss),
net of tax		(5,570)		2,331		(5,809)		1,587
Comprehensive loss		(5,219)		(2,592)		(3,532)		(10,740)
Comprehensive income attributable
to non-controlling interest		262		744		1,556		1,245
Comprehensive loss attributable
to Hampton Roads Bankshares, Inc.		$(5,481)		$(3,336)		$(5,088)		$(11,985)

See accompanying notes to the unaudited consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Non-	Total
(in thousands, except share data)	Common Stock		Capital	Retained	Comprehensive	controlling	Shareholders'
(unaudited)	Shares	Amount	Surplus	Deficit	Income (Loss)	Interest	Equity
Balance at December 31, 2012	170,265,150	$1,703	$586,347	$(411,386)	$6,837	$1,222	$184,723

Net income	-	-	-	721	-	1,556	2,277
Other comprehensive loss	-	-	-	-	(5,809)	-	(5,809)
Stock-based compensation expense	-	-	401	-	-	-	401
Common stock surrendered	(1,886)	-	(3)	-	-	-	(3)
Distributed non-controlling interest	-	-	-	-	-	(2,354)	(2,354)

Balance at June 30, 2013	170,263,264	$1,703	$586,745	$(410,665)	$1,028	$424	$179,235

See accompanying notes to the unaudited consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Six Months Ended
(unaudited)	June 30, 2013	June 30, 2012
Operating Activities:
Net income (loss)	$2,277	$(12,327)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	1,775	2,098
Amortization of intangible assets and fair value adjustments	1,546	708
Provision for loan losses	1,000	11,648
Proceeds from mortgage loans held for sale	392,528	272,639
Originations of mortgage loans held for sale	(359,829)	(257,114)
Stock-based compensation expense	401	15
Net amortization of premiums and accretion of discounts on
investment securities available for sale	1,429	1,990
Income from bank-owned life insurance	(807)	(862)
Loss on sale of premises and equipment	120	47
Impairment of premises and equipment	2,825	-
Losses on other real estate owned and repossessed assets	1,678	7,912
Gain on sale of investment securities available for sale	(763)	(261)
Changes in:
Interest receivable	74	569
Other assets	7,370	1,088
Interest payable	611	510
Other liabilities	1,337	(1,843)
Net cash provided by operating activities	53,572	26,817
Investing Activities:
Proceeds from maturities and calls of investment
securities available for sale	33,330	44,778
Proceeds from sale of investment securities available for sale	27,349	19,162
Purchase of investment securities available for sale	(69,085)	(89,180)
Purchase of restricted equity securities	(87)	(22)
Purchase of premises and equipment	(614)	(664)
Net decrease in loans	14,029	28,852
Proceeds from sale of restricted equity securities	802	2,887
Proceeds from sale of other real estate owned and repossessed assets	7,342	21,178
Proceeds from sale of premises and equipment	674	1,692
Net cash provided by investing activities	13,740	28,683
Financing Activities:
Net decrease in deposits	(41,371)	(129,908)
Repayments of Federal Home Loan Bank borrowings	(34)	(34)
Distributed non-controlling interest	(2,354)	(731)
Issuance of common shares, net	-	47,135
Net cash used in financing activities	(43,759)	(83,538)
Increase (decrease) in cash and cash equivalents	23,553	(28,038)
Cash and cash equivalents at beginning of period	101,217	138,067
Cash and cash equivalents at end of period	$124,770	$110,029

Supplemental cash flow information:
Cash paid for interest	$6,483	$8,867
Cash paid for (refunded from) income taxes	(5,087)	265
Supplemental non-cash information:
Change in unrealized gain (loss) on securities available for sale	(5,809)	1,587
Transfers from other real estate owned and repossessed assets to loans	2,807	373
Transfers from loans to other real estate owned and repossessed assets	12,518	14,428
Transfers from premises and equipment to other real estate owned
and repossessed assets	3,352	-

See accompanying notes to the unaudited consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hampton Roads Bankshares, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation.  The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes,  Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, that requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented, with some exceptions, in the financial statements as a reduction to a deferred tax asset for a net operating loss forward, a similar tax loss, or a tax credit carryforward.  This amendment is effective for fiscal years and interim periods within those years beginning after December 15, 2013.  Early adoption is permitted.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income that improves the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income or for those amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  This amendment is to be applied prospectively for reporting periods beginning after December 15, 2012.  The adoption of the new guidance resulted in additional disclosures within the Company’s consolidated financial statements.

On January 31, 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities that clarifies the intended scope of the disclosures required by ASU 2011-11, Disclosures About Offsetting Assets and Liaiblities that facilitates comparison between GAAP and International Financial Reporting Standards by requiring companies to provide enhanced disclosures for financial instruments and derivative instruments to enable users to evaluate the effect or potential effect of netting arrangements.  This amendment is to be applied retrospectively for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

To date, the Company has complied with the actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement; additionally, BOHR has materially complied with the actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement.  The Risk Committee has been appointed to oversee the Company’s compliance with the terms of the Written Agreement and has met quarterly to review compliance.  Written plans have been submitted and implemented for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations.  The Company also submitted and implemented written policies and procedures for maintaining an adequate allowance for loan losses and its plans for all other real estate owned and nonaccrual and delinquent loans in excess of $2.5 million.  Additionally, the Company instituted the required review process for all classified loans.  The Company charged off the assets identified as loss from the previous examination.  As of June 30, 2013, the Company exceeded the regulatory capital minimums and BOHR and Shore were both considered “well capitalized” under the risk-based capital standards.  The FRB recently modified its interpretation of the Written Agreement and now takes the position that it prohibits BOHR from accepting new brokered deposits.  Based on prior guidance, BOHR accepted new brokered deposits after it became well capitalized, which technically did not comply with the Written Agreement under the FRB’s modified interpretation.    We do not believe the new interpretation or our earlier actions will have any material adverse effect on the Company or our liquidity, expenses, or financial condition.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

NOTE C- EARNINGS PER SHARE

The following table (in thousands except share data) shows the basic and diluted earnings (loss) per share calculations for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net income (loss)	$89	$(5,667)	$721	$(13,572)
Shares:
Weighted average number
of common shares outstanding	170,391,127	37,700,920	170,390,137	36,131,032
Dilutive stock awards and warrants	1,247,524	-	1,238,967	-
Diluted weighted average number of
common shares outstanding	171,638,651	37,700,920	171,629,104	36,131,032

Basic loss per share	-	(0.15)	-	(0.38)
Diluted loss per share	$-	$(0.15)	$-	$(0.38)

The Company issued a ten-year warrant to purchase 757,643 common shares at an exercise price of $0.70 per share.  These shares were not included in the computation of diluted earnings per share as the effect was anti-dilutive for the three and six month periods ended June 30, 2012 as presented in the table above.  Additionally, for the three and six months ended June 30, 2013 and 2012, the number of anti-dilutive awards excluded from the diluted earnings per share calculation was 26 thousand  and 29 thousand shares, respectively, consisting of out-of-the-money stock options.

NOTE D – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale (in thousands) at June 30, 2013 and December 31, 2012 were as follows.

	June 30, 2013
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

U.S. agency securities	$29,626	$829	$132	$30,323
State and municipal securities	526	33	-	559
Corporate bonds	7,673	107	23	7,757
Mortgage-backed securities - agency	199,329	2,927	2,636	199,620
Mortgage-backed securities - non-agency	3,822	-	65	3,757
Asset-backed securities	35,995	106	265	35,836
Equity securities	387	151	4	534
Total investment securities available for sale	$277,358	$4,153	$3,125	$278,386

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

	December 31, 2012
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value

U.S. agency securities	$31,522	$1,477	$11	$32,988
State and municipal securities	527	104	-	631
Corporate bonds	2,864	89	-	2,953
Mortgage-backed securities - agency	202,024	5,431	261	207,194
Mortgage-backed securities - non-agency	30,703	432	485	30,650
Asset-backed securities	1,458	44	-	1,502
Equity securities	520	44	27	537
Total investment securities available for sale	$269,618	$7,621	$784	$276,455

Unrealized losses

The following tables reflect the fair values and gross unrealized losses (in thousands) aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012.

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

U.S. agency securities	$7,381	$132	$-	$-	$7,381	$132
Corporate bonds	2,505	23	-	-	2,505	23
Mortgage-backed securities - agency	85,039	2,556	2,688	80	87,727	2,636
Mortgage-backed securities - non-agency	3,757	65	-	-	3,757	65
Asset-backed securities	23,747	265	-	-	23,747	265
Equity securities	-	-	53	4	53	4

	$122,429	$3,041	$2,741	$84	$125,170	$3,125

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

U.S. agency securities	$3,989	$11	$-	$-	$3,989	$11
Mortgage-backed securities - agency	16,957	261	-	-	16,957	261
Mortgage-backed securities - non-agency	13,149	485	-	-	13,149	485
Equity securities	66	12	40	15	106	27

	$34,161	$769	$40	$15	$34,201	$784

Debt securities with unrealized losses totaling $3.1 million at June 30, 2013 included three U.S. agency securities, one corporate bond, 35 mortgage-backed securities – agency, nine mortgage-backed securities – non-agency, and 15 asset-backed securities compared with unrealized losses totaling $757 thousand at December 31, 2012, which included two U.S. agency securities and nineteen mortgage-backed securities.  The severity and duration of this unrealized loss will fluctuate with interest rates in the economy.

At June 30, 2013,  one equity security experienced an unrealized loss totaling $4 thousand compared with five equity securities with an unrealized loss of $27 thousand at December 31, 2012.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Other-than-temporary impairment (“OTTI”)

During the first six months of 2013 and 2012, no equity securities were determined to be other-than-temporarily impaired and no impairment losses were recognized through noninterest income.   No additional amount was included in accumulated other comprehensive income in the equity section of the balance sheet for other-than-temporarily impaired securities as of June 30, 2013 or 2012.  Management has evaluated the unrealized losses associated with the remaining equity securities as of June 30, 2013 and does not intend to sell and will not be required to sell before recovery of their amortized cost basis, therefore, in management’s opinion, the unrealized losses are temporary.

Maturities of investment securities

The amortized cost and fair value by contractual maturity of investment securities available for sale (in thousands) that are not determined to be other-than-temporarily impaired at June 30, 2013 and December 31, 2012 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed and asset-backed securities, which are not due at a single maturity date, and equity securities, which do not have contractual maturities, are shown separately.

	June 30, 2013
	Amortized Cost	Fair Value

Due in one year or less	$1,000	$1,001
Due after one year but less than five years	9,952	10,100
Due after five years but less than ten years	8,803	8,979
Due after ten years	18,070	18,559
Mortgage-backed securities - agency	199,329	199,620
Mortgage-backed securities - non-agency	3,822	3,757
Asset-backed securities	35,995	35,836
Equity securities	387	534

Total available-for-sale securities	$277,358	$278,386

	December 31, 2012
	Amortized Cost	Fair Value

Due in one year or less	$998	$1,024
Due after one year but less than five years	5,196	5,359
Due after five years but less than ten years	9,372	9,759
Due after ten years	19,347	20,430
Mortgage-backed securities - agency	202,024	207,194
Mortgage-backed securities - non-agency	30,703	30,650
Asset-backed securities	1,458	1,502
Equity securities	520	537

Total available-for-sale securities	$269,618	$276,455

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Federal Home Loan Bank (“FHLB”)

The Company’s investment in FHLB stock totaled $11.2 million at June 30, 2013.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security because it is required to be held in order to access FHLB advances (i.e. borrowings).  It is carried at cost as there is not an active market or exchange for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2013, and no impairment has been recognized.

Federal Reserve Bank (“FRB”) and Other Restricted Stock

The Company’s investment in FRB and other restricted stock totaled $6.2 million at June 30, 2013.  FRB stock comprises the majority of this amount and is generally viewed as a long-term investment and as a restricted investment security.  It is carried at cost as there is not an active market or exchange for the stock other than the FRB or member institutions.

NOTE E – LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company grants commercial and industrial, real estate, and installment loans to customers throughout its lending areas.  Although the Company has a diversified loan portfolio, a substantial portion of the Company’s debtors’ abilities to honor their contracts is dependent upon the economic environment of the lending area.  The major segments of loans (in thousands) as of June 30, 2013 and December 31, 2012 are summarized as follows.

	June 30, 2013	December 31, 2012

Commercial and Industrial	$239,293	$267,080
Construction	183,513	206,391
Real estate - commercial mortgage	560,235	530,042
Real estate - residential mortgage	355,568	372,591
Installment loans	62,680	56,302
Deferred loan fees and related costs	(1,039)	(131)

Total loans	$1,400,250	$1,432,275

Allowance for Loan Losses

A rollforward of the activity (in thousands) within the allowance for loan losses by loan type and recorded investment in loans for the three and six months ended June 30, 2013 and 2012 is as follows.

	Three Months Ended June 30, 2013
			Real Estate -
	Commercial and Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Unallocated	Total
Allowance for loan losses:

Beginning balance	$4,842	$14,869	$7,315	$9,263	$1,038	$6,382	$43,709
Charge-offs	(2,254)	(2,581)	(331)	(3,276)	(59)		(8,501)
Recoveries	415	507	135	929	40		2,026
Provision	427	(1,572)	981	1,754	(318)	(272)	1,000
Ending balance	$3,430	$11,223	$8,100	$8,670	$701	$6,110	$38,234

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

	Three Months Ended June 30, 2012
			Real Estate -
	Commercial and Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Unallocated	Total
Allowance for loan losses:

Beginning balance	$11,140	$20,122	$14,972	$12,823	$1,579	$8,281	$68,917
Charge-offs	(6,803)	(1,953)	(732)	(2,775)	(104)		(12,367)
Recoveries	297	657	675	346	36		2,011
Provision	6,816	(2,332)	(458)	530	(661)	451	4,346
Ending balance	$11,450	$16,494	$14,457	$10,924	$850	$8,732	$62,907

	Six Months Ended June 30, 2013
			Real Estate -
	Commercial and Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Unallocated	Total
Allowance for loan losses:

Beginning balance	$6,253	$15,728	$9,862	$9,953	$887	$5,699	$48,382
Charge-offs	(4,453)	(3,668)	(753)	(5,405)	(244)		(14,523)
Recoveries	1,089	733	407	1,013	133		3,375
Provision	541	(1,570)	(1,416)	3,109	(75)	411	1,000
Ending balance	$3,430	$11,223	$8,100	$8,670	$701	$6,110	$38,234

Ending balance: attributable to
loans individually evaluated
for impairment	$817	$2,842	$2,294	$3,499	$56		$9,508
Recorded investment: loans
individually evaluated for
impairment	$14,155	$20,666	$31,709	$25,584	$241

Ending balance: attributable to
loans collectively evaluated
for impairment	$2,613	$8,381	$5,806	$5,171	$645	$6,110	$28,726
Recorded investment: loans
collectively evaluated for
impairment	$225,138	$162,847	$528,526	$329,984	$62,439

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

Impaired Loans

Total impaired loans were $92.4 million and $141.0 million at June 30, 2013 and December 31, 2012.  Collateral dependent impaired loans, which are measured at the fair value of the underlying collateral less costs to sell, were $92.2 million and $134.5 million at June 30, 2013 and December 31, 2012, respectively.

Impaired loans for which no specific allowance is provided totaled $62.7 million and $84.8 million at June 30, 2013 and December 31, 2012, respectively.  Loans written down to their estimated fair value of collateral less the costs to sell account for $36.5 million and $54.0 million of the impaired loans for which no allowance has been provided as of June 30, 2013 and December 31, 2012, respectively, and the average age of appraisals for these loans is 0.79 years at June 30, 2013.  The remaining impaired loans for which no allowance is provided are expected to be fully covered by the fair value of the collateral, and therefore, no additional loss is expected on these loans.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

The following charts show recorded investment, unpaid balance, and related allowance of impaired loans (in thousands) by major segment and class as of June 30, 2013 and December 31, 2012 as well as average investment and interest recognized for the three and six months ended June 30, 2013 and 2012.  Certain amounts within the real estate – residential mortgage segment in the prior period have been reclassified between classes due to the improper description assigned to these loans.  These reclassifications did not have a material impact on our allowance for loan losses in any period presented.

				Three Months Ended		Six Months Ended
	June 30, 2013			June 30, 2013		June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

With no related
allowance recorded:
Commercial & Industrial	$12,272	$17,782	$-	$8,434	$-	$13,444	$4
Construction
1-4 family residential
construction	792	792	-	1,560	-	796	-
Commercial construction	13,671	26,731	-	14,956	-	15,256	1
Real estate
Commercial Mortgage
Owner occupied	15,877	17,234	-	15,562	2	16,580	79
Non-owner occupied	4,718	14,202	-	4,163	29	4,857	43
Residential Mortgage
Secured by 1-4 family
1st lien	12,599	15,750	-	12,943	25	14,041	33
Junior lien	2,694	5,002	-	3,308	-	2,933	-
Installment	116	327	-	156	-	120	-
	$62,739	$97,820	$-	$61,082	$56	$68,027	$160

With an allowance recorded:
Commercial & Industrial	$1,883	$2,004	$817	$6,915	$9	$1,927	$18
Construction
1-4 family residential
construction	140	686	139	70	-	140	-
Commercial construction	6,063	7,003	2,703	8,433	38	6,238	90
Real estate
Commercial Mortgage
Owner occupied	8,610	8,685	1,789	11,976	26	8,831	111
Non-owner occupied	2,504	2,521	505	2,869	18	4,760	19
Residential Mortgage
Secured by 1-4 family
1st lien	8,967	9,093	2,602	8,974	49	6,990	138
Junior lien	1,324	1,374	897	1,544	5	1,331	11
Installment	125	125	56	120	2	125	3
	$29,616	$31,491	$9,508	$40,901	$147	$30,342	$390
Total:
Commercial & Industrial	$14,155	$19,786	$817	$15,349	$9	$15,371	$22
Construction	20,666	35,212	2,842	25,019	38	22,430	91
Real estate -
Commercial mortgage	31,709	42,642	2,294	34,570	75	35,028	252
Residential mortgage	25,584	31,219	3,499	26,769	79	25,295	182
Installment	241	452	56	276	2	245	3

Total	$92,355	$129,311	$9,508	$101,983	$203	$98,369	$550

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

				Three Months Ended		Six Months Ended
	December 31, 2012			June 30, 2012		June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

With no related
allowance recorded:
Commercial & Industrial	$20,388	$28,576	$-	$6,637	13	$7,702	$28
Construction
1-4 family residential
construction	2,328	2,925	-	2,134	-	2,364	-
Commercial construction	17,739	42,591	-	28,386	-	19,517	2
Real estate
Commercial Mortgage
Owner occupied	21,277	26,246	-	20,629	59	18,286	176
Non-owner occupied	7,639	17,426	-	10,635	132	11,429	185
Residential Mortgage
Secured by 1-4 family
1st lien	10,818	13,746	-	10,025	27	7,661	74
Junior lien	4,354	7,817	-	3,101	-	2,253	2
Installment	220	469	-	225	1	225	3
	$84,763	$139,796	$-	$81,772	$232	$69,437	$470

With an allowance recorded:
Commercial & Industrial	$3,097	$3,103	$2,005	$13,639	-	$19,618	$2
Construction
1-4 family residential
construction	-	-	-	7,405	46	6,995	94
Commercial construction	14,697	16,418	5,318	22,396	161	28,846	242
Real estate
Commercial Mortgage
Owner occupied	13,961	13,998	2,417	23,252	90	24,868	158
Non-owner occupied	6,497	6,497	776	5,852	-	5,773	-
Residential Mortgage
Secured by 1-4 family
1st lien	14,918	15,127	2,964	19,999	182	23,746	396
Junior lien	2,838	2,854	1,148	6,423	7	6,454	12
Installment	216	217	155	162	-	174	-
	$56,224	$58,214	$14,783	$99,128	$486	$116,474	$904

Total:
Commercial & Industrial	$23,485	$31,679	$2,005	$20,276	$13	$27,320	$30
Construction	34,764	61,934	5,318	60,321	207	57,722	338
Real estate -
Commercial mortgage	49,374	64,167	3,193	60,368	281	60,356	519
Residential mortgage	32,928	39,544	4,112	39,548	216	40,114	484
Installment	436	686	155	387	1	399	3

Total	$140,987	$198,010	$14,783	$180,900	$718	$185,911	$1,374

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Non-performing Assets

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and other real estate owned and repossessed assets.  Total non-performing assets were $96.6 million or 5% of total assets at June 30, 2013 compared with $130.7 million or 6% of total assets at December 31, 2012.

Non-performing assets (in thousands) as of June 30, 2013 and December 31, 2012 were as follows.

	June 30, 2013	December 31, 2012

Loans 90 days past due and still accruing interest	$-	$1,024
Nonaccrual loans, including nonaccrual impaired loans	63,739	97,411
Other real estate owned and repossessed assets	32,906	32,215
Non-performing assets	$96,645	$130,650

Nonaccrual and Past Due Loans

A reconciliation of non-performing loans to impaired loans (in thousands) for the periods ended June 30, 2013 and December 31, 2012 is as follows.

	June 30, 2013	December 31, 2012

Loans 90 days past due and still accruing interest	$-	$1,024
Nonaccrual loans, including nonaccrual impaired loans	63,739	97,411
Total non-performing loans	63,739	98,435
TDRs on accrual	13,027	16,945
Impaired loans on accrual	15,589	25,607

Total impaired loans	$92,355	$140,987

Nonaccrual loans were $63.7 million at June 30, 2013 compared to $97.4 million at December 31, 2012.  If income on nonaccrual loans had been recorded under original terms, $2.2 million of additional interest income would have been recorded for the six months ended June 30, 2013 compared with $5.9 million for the six months ended June 30, 2012. The following table provides a rollforward of nonaccrual loans (in thousands) for the six months ended June 30, 2013.

			Real Estate
	Commercial & Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Total

Balance at December 31, 2012	$22,413	$28,505	$25,032	$21,206	$255	$97,411
Transfers in	436	2,308	5,672	5,290	25	13,731
Transfers to OREO	(96)	(1,112)	(3,047)	(4,298)	(3)	(8,556)
Charge-offs	(4,350)	(3,428)	(787)	(4,383)	(114)	(13,062)
Payments	(6,052)	(10,392)	(6,406)	(1,506)	(8)	(24,364)
Return to accrual	(8)	(1,017)	(269)	(112)	(15)	(1,421)
Loan type reclassification	830	336	(1,166)	-	-	-

Balance at June 30, 2013	$13,173	$15,200	$19,029	$16,197	$140	$63,739

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Age Analysis of Past Due Loans

An age analysis of past due loans (in thousands) as of June 30, 2013 and December 31, 2012 is as follows.

	June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Accruing

Commercial & Industrial	$597	$885	$13,173	$14,655	$224,638	$239,293	$-
Construction
1-4 family residential construction	199	-	933	1,132	18,435	19,567	-
Commercial construction	529	170	14,267	14,966	148,980	163,946	-
Real estate
Commercial Mortgage
Owner occupied	1,211	-	14,694	15,905	268,653	284,558	-
Non-owner occupied	-	-	4,335	4,335	271,342	275,677	-
Residential Mortgage
Secured by 1-4 family, 1st lien	1,627	473	12,948	15,048	202,925	217,973	-
Secured by 1-4 family, junior lien	476	-	3,249	3,725	133,870	137,595	-
Installment	2	-	140	142	62,538	62,680	-
Deferred loan fees and related costs	-	-	-	-	(1,039)	(1,039)	-

Total	$4,641	$1,528	$63,739	$69,908	$1,330,342	$1,400,250	$-

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Accruing

Commercial & Industrial	$402	$141	$23,436	$23,979	$243,101	$267,080	$1,024
Construction
1-4 family residential construction	-	-	2,328	2,328	15,181	17,509	-
Commercial construction	973	780	26,177	27,930	160,952	188,882	-
Real estate
Commercial Mortgage
Owner occupied	1,882	87	19,920	21,889	269,863	291,752	-
Non-owner occupied	50	-	5,112	5,162	233,128	238,290	-
Residential Mortgage
Secured by 1-4 family, 1st lien	3,098	3,394	15,918	22,410	202,641	225,051	-
Secured by 1-4 family, junior lien	527	421	5,289	6,237	141,303	147,540	-
Installment	3	11	255	269	56,033	56,302	-
Deferred loan fees and related costs	-	-	-	-	(131)	(131)	-

Total	$6,935	$4,834	$98,435	$110,204	$1,322,071	$1,432,275	$1,024

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Credit Quality

The following tables provide information (in thousands) on June 30, 2013 and December 31, 2012 about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator.

	June 30, 2013
	Pass	Special Mention	Substandard	Nonaccrual Loans	Total

Commercial & Industrial	$210,338	$8,115	$7,667	$13,173	$239,293
Construction
1-4 family residential construction	17,322	744	568	933	19,567
Commercial construction	86,548	31,779	31,352	14,267	163,946
Real estate
Commercial Mortgage
Owner occupied	216,170	41,417	12,277	14,694	284,558
Non-owner occupied	237,755	29,615	3,972	4,335	275,677
Residential Mortgage
Secured by 1-4 family, 1st lien	165,756	25,421	13,848	12,948	217,973
Secured by 1-4 family, junior lien	126,363	6,712	1,271	3,249	137,595
Installment	54,573	1,258	6,709	140	62,680
Deferred loan fees and related costs	(1,039)	-	-	-	(1,039)

Total	$1,113,786	$145,061	$77,664	$63,739	$1,400,250

	December 31, 2012
	Pass	Special Mention	Substandard	Nonaccrual Loans	Total

Commercial & Industrial	$228,441	$8,560	$7,667	$22,412	$267,080
Construction
1-4 family residential construction	12,613	1,294	1,274	2,328	17,509
Commercial construction	98,084	25,513	39,108	26,177	188,882
Real estate
Commercial Mortgage
Owner occupied	212,589	39,003	20,240	19,920	291,752
Non-owner occupied	181,728	39,622	11,828	5,112	238,290
Residential Mortgage
Secured by 1-4 family, 1st lien	167,068	22,433	19,632	15,918	225,051
Secured by 1-4 family, junior lien	132,248	5,656	4,347	5,289	147,540
Installment	49,975	1,202	4,870	255	56,302
Deferred loan fees and related costs	(131)	-	-	-	(131)

Total	$1,082,615	$143,283	$108,966	$97,411	$1,432,275

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Modifications

Loans meeting the criteria to be classified as Troubled Debt Restructurings (“TDRs”) are included in impaired loans.   As of June 30, 2013 and December 31, 2012, loans classified as TDRs were $25.7 million and $34.7 million, respectively.  The following table shows the loans (in thousands) classified by management as TDRs at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Commercial & Industrial	2	$884	6	$982
Construction
1-4 family residential construction	1	140	1	1,582
Commercial construction	11	6,154	16	8,711
Real estate
Commercial Mortgage
Owner occupied	12	10,907	12	11,118
Non-owner occupied	2	1,390	4	7,001
Residential Mortgage
Secured by 1-4 family, 1st lien	24	6,067	24	5,093
Secured by 1-4 family, junior lien	1	181	1	181
Installment	-	-	-	-

Total	53	$25,723	64	$34,668

Of total TDRs, $13.0 million was accruing and $12.7 million was nonaccruing at June 30, 2013 and $16.9 million was accruing and $17.7 million was nonaccruing at December 31, 2012.  Loans that are on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers whether such loans may return to accrual status.  TDRs in nonaccrual status are returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan in accordance with the modified terms.   There were no nonaccrual TDRs that were returned to accrual status during the six months ended June 30, 2013 and $546 thousand were returned to accrual status during the year ended December 31, 2012.  The following table shows a rollforward of accruing and nonaccruing TDRs (in thousands) for the six months ended June 30, 2013.

	Accruing	Non Accruing	Total

Balance at December 31, 2012	$16,945	$17,723	$34,668
Charge-offs	-	(490)	(490)
Payments	(169)	(4,537)	(4,706)
New TDR designation	2,010	-	2,010
Release TDR designation	(5,759)	-	(5,759)

Balance at June 30, 2013	$13,027	$12,696	$25,723

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

The allowance for loan losses allocated to TDRs was $1.7 million at June 30, 2013 and December 31, 2012.  The total of TDRs charged off were $490 thousand during the six months ended June 30, 2013 and $4.0 million during the year ended December 31, 2012.

At a minimum, TDRs are reported as such during the calendar year in which the restructuring or modification takes place.  In subsequent years, TDRs may be removed from this disclosure classification if the loan did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement.  The Company had two loans totaling $5.8 million that were removed from TDR status during the first half of 2013.

The following table shows a summary of the primary reason and pre- and post-modification outstanding recorded investment (in thousands, except number of contracts) for loan modifications that were classified as TDRs during the three and six month periods ended June 30,  2013 and 2012.  This table includes modifications made to existing TDRs as well as new modifications that are considered TDRs for the periods presented.  TDRs made with below market rate that also include a modification of loan structure are included under rate change.

For the Three and Six Months Ended June 30, 2013
	Rate			Structure
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial & Industrial	-	$-	$-	-	$-	$-
Construction
1-4 family residential construction	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Real estate
Commercial Mortgage
Owner occupied	-	-	-	-	-	-
Non-owner occupied	-	-	-	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	1	2,010	2,010	-	-	-
Secured by 1-4 family, junior lien	-	-	-	-	-	-
Installment	-	-	-	-	-	-

Total	1	$2,010	$2,010	-	$-	$-

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2012
	Rate			Structure
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial & Industrial	-	$-	$-	-	$-	$-
Construction
1-4 family residential construction	-	-	-	-	-	-
Commercial construction	1	390	390	5	1,350	1,350
Real estate
Commercial Mortgage
Owner occupied	-	-	-	-	-	-
Non-owner occupied	-	-	-	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	-	-	-	1	650	650
Secured by 1-4 family, junior lien	-	-	-	-	-	-
Installment	-	-	-	-	-	-

Total	1	$390	$390	6	$2,000	$2,000

The following table shows the balances (in thousands, except number of contracts) for the three and six months ended June 30, 2012 for loans modified as TDRs within the previous twelve months and for which there was a payment default and subsequent movement of the TDR to nonaccrual status, during the period.  There were no TDRs that experienced the movement to nonaccrual status during the same periods in 2013.

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
Troubled Debt Restructurings That	Number of	Recorded	Number of	Recorded
Subsequently Defaulted	Contracts	Investment	Contracts	Investment

Commercial & Industrial	-	$-	-	$-
Construction
1-4 family residential construction	-	-	-	-
Commercial construction	6	1,740	6	1,740
Real estate
Commercial Mortgage
Owner occupied	-	-	-	-
Non-owner occupied	-	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	1	650	1	650
Secured by 1-4 family, junior lien	-	-	-	-
Installment	-	-	-	-

Total	7	$2,390	7	$2,390

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Loans that are considered TDRs are considered specifically impaired and the primary consideration for measurement of impairment is the present value of the expected cash flows.  However, given the prevalence of real estate secured loans in the Company’s portfolio of troubled assets, the majority of the Company’s TDR loans are ultimately considered collateral-dependent instead.  Impairments are, therefore, calculated based upon the fair value of the underlying collateral and observable market prices for the sale of the respective notes are not considered as a basis for impairment for any of the Company’s loans.  To determine fair value, the Company utilizes a proprietary database of its own historical property appraisals in conjunction with external data and applies a relevant discount derived from analysis of appraisals of similar property type, vintage, and geographic location.

The Company does not participate in any government or company sponsored TDR programs and holds no corresponding assets.  Additionally, the Company had no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs at June 30, 2013 and December 31, 2012.

NOTE F – PREMISES, EQUIPMENT, AND LEASES

During the first quarter of 2013, the Company incurred a $2.8 million charge as a result of a decision to consolidate certain branches.  This consolidation also resulted in an additional $3.4 million decrease in premises and equipment from transferring branch buildings and land to other real estate owned.  Premises and equipment (in thousands) at June 30, 2013 and December 31, 2012 are summarized as follows.

	June 30, 2013	December 31, 2012

Land	$24,303	$26,823
Buildings and improvements	48,977	54,846
Leasehold improvements	1,412	2,187
Equipment, furniture, and fixtures	14,063	16,535
Construction in progress	371	245
	89,126	100,636
Less accumulated depreciation and amortization	(19,201)	(21,979)
Premises and equipment, net	$69,925	$78,657

NOTE G – OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

The following table shows a rollforward of other real estate owned and repossessed assets (in thousands) for the six months ended June 30, 2013.

Balance at December 31, 2012	$32,215
Additions	12,518
Sales	(10,149)
Loss on sales	(1)
Impairments	(1,677)

Balance at June 30, 2013	$32,906

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Other real estate owned and repossessed assets are presented net of an allowance for losses.  An analysis of the allowance for losses (in thousands) on these assets as of and for the six months ended June 30, 2013 and 2012 is as follows.

	June 30, 2013	June 30, 2012

Balance at beginning of year	$19,100	$20,022
Provision for losses	1,677	4,568
Charge-offs	(4,806)	(8,718)

Balance at end of period	$15,971	$15,872

Expenses (in thousands) applicable to other real estate owned and repossessed assets for the three and six months ended June 30, 2013 and 2012 include the following.

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

(Gains) losses on sale of
other real estate owned	$(233)	$3,157	$1	$3,344
Provision for losses	1,007	1,791	1,677	4,568
Operating expenses	388	434	635	1,107

Total	$1,162	$5,382	$2,313	$9,019

NOTE H - STOCK-BASED COMPENSATION

On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan (the “Plan”), which succeeded the Company’s 2006 Stock Incentive Plan and provided for the grant of up to 2,750,000 shares of our Common Stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities.  On June 25, 2012, the Company’s shareholders approved an amendment to the Plan that increased the number of shares reserved for issuance under the Plan to 13,675,000 of which 12,295,298 remain to be granted as of June 30, 2013.

Stock Options

Outstanding stock options consist of grants made to the Company’s directors and employees under stock compensation plans that have been approved by the Company’s shareholders.  All outstanding options have original terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over three to ten years.  No options were granted during the six months ended June 30, 2013 or 2012.  A summary of the Company’s stock option activity and related information for the six months ended June 30, 2013 is as follows.

	Options Outstanding	Weighted Average Exercise Price	Average Intrinsic Value

Balance at December 31, 2012	26,658	$376.76	$-
Expired	(575)	158.41	-

Balance at June 30, 2013	26,083	$381.58	$-

Options exercisable at June 30, 2013	25,736	$382.60	$-

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Restricted Stock Units

The Company has granted restricted stock units to certain directors and employees as part of incentive programs.  The restricted stock units will generally vest over one year or in certain instances, the later of two years from the date of the grant; the date the Company is no longer subject to the executive compensation and corporate governance requirements of Section 111(b) of the Emergency Economic and Stabilization Act of 2008, as amended; or the date the Company is no longer subject to the Written Agreement.  Grants of these awards were valued based on the closing price on the day of grant.  Compensation expense for outstanding restricted stock units is recognized ratably over the vesting periods of the awards.  The restricted stock units are settled in Company Common Stock and the participants shall have no rights to dividends until the shares are vested; at that time, the participant will be entitled to all the same rights as a shareholder of the Company.  A summary of the Company’s restricted stock unit activity and related information for the six months ended June 30, 2013 is as follows.

		Weighted-Average
	Number of Units	Grant Date Fair Value

Balance at December 31, 2012	1,207,939	$1.12
Granted	236,496	1.34
Forfeited	(189,732)	1.12

Balance at June 30, 2013	1,254,703	$1.16

The table above does not include 125 thousand restricted stock units that vested but had not reached settlement date as of June 30, 2013.

As of June 30, 2013, there was $1.5 million of total unrecognized compensation cost related to restricted stock units.  That cost is expected to be recognized over a weighted-average period of 1.0 years.  There were no restricted stock units that vested during the six months ended June 30, 2013.

Compensation cost relating to share-based transactions is accounted for in the consolidated financial statements based on the fair value of the share-based award.  Stock-based compensation expense (in thousands) recognized in the consolidated statements of operations for the six months ended June 30, 2013 and 2012  was as follows.

	June 30,
	2013	2012
Expense recognized:
Related to stock options	$24	$3
Related to restricted stock units	377	12
Related tax benefit	-	-

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

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

The following tables show certain financial information (in thousands) for the three and six months ended June 30, 2013 and 2012 and as of June 30, 2013 and December 31, 2012 for each segment and in total.

	Total	Elimination	BOHR	Shore	Mortgage	Other

Total Assets at June 30, 2013	$2,008,938	$(293,837)	$1,708,017	$316,374	$62,377	$216,007

Total Assets at December 31, 2012	$2,054,092	$(325,700)	$1,750,997	$312,764	$93,856	$222,175

Three Months Ended June 30, 2013	Total	Elimination	BOHR	Shore	Mortgage	Other

Net interest income (loss)	$16,095	$-	$13,464	$2,979	$147	$(495)
Provision for loan losses	1,000	-	645	355	-	-
Net interest income (expense) after
provision for loan losses	15,095	-	12,819	2,624	147	(495)
Noninterest income	7,584	(63)	2,769	532	4,251	95
Noninterest expense	22,193	(63)	14,701	2,787	3,864	904
Income (loss) before provision
for income taxes	486	-	887	369	534	(1,304)
Provision for income taxes	135	-	120	10	-	5
Net income (loss)	351	-	767	359	534	(1,309)
Net income attributable
to non-controlling interest	262	-	-	-	262	-
Net income (loss) attributable
to Hampton Roads Bankshares, Inc.	$89	$-	$767	$359	$272	$(1,309)

Three Months Ended June 30, 2012	Total	Elimination	BOHR	Shore	Mortgage	Other

Net interest income (loss)	$16,197	$-	$13,832	$2,717	$116	$(468)
Provision for loan losses	4,346	-	4,070	276	-	-
Net interest income (expense) after
provision for loan losses	11,851	-	9,762	2,441	116	(468)
Noninterest income	1,993	(51)	(2,351)	249	3,855	291
Noninterest expense	18,767	(51)	14,054	1,982	2,453	329
Income (loss) before provision
for income taxes	(4,923)	-	(6,643)	708	1,518	(506)
Provision for income taxes	-	-	-	-	-	-
Net income (loss)	(4,923)	-	(6,643)	708	1,518	(506)
Net income attributable
to non-controlling interest	744	-	-	-	744	-
Net income (loss) attributable
to Hampton Roads Bankshares, Inc.	$(5,667)	$-	$(6,643)	$708	$774	$(506)

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Six Months Ended June 30, 2013	Total	Elimination	BOHR	Shore	Mortgage	Other

Net interest income (loss)	$32,025	$-	$26,743	$5,868	$347	$(933)
Provision for loan losses	1,000	-	500	500	-	-
Net interest income (expense) after
provision for loan losses	31,025	-	26,243	5,368	347	(933)
Noninterest income	13,012	(125)	1,941	510	10,214	472
Noninterest expense	41,625	(125)	27,317	5,636	7,397	1,400
Income (loss) before provision
for income taxes	2,412	-	867	242	3,164	(1,861)
Provision for income taxes	135	-	120	10	-	5
Net income (loss)	2,277	-	747	232	3,164	(1,866)
Net income attributable
to non-controlling interest	1,556	-	-	-	1,556	-
Net income (loss) attributable
to Hampton Roads Bankshares, Inc.	$721	$-	$747	$232	$1,608	$(1,866)

Six Months Ended June 30, 2012	Total	Elimination	BOHR	Shore	Mortgage	Other

Net interest income (loss)	$32,898	$-	$28,163	$5,388	$282	$(935)
Provision for loan losses	11,648	-	11,520	128	-	-
Net interest income (expense) after
provision for loan losses	21,250	-	16,643	5,260	282	(935)
Noninterest income	5,101	(125)	(2,585)	365	7,113	333
Noninterest expense	38,678	(125)	29,009	4,387	4,884	523
Income (loss) before provision
for income taxes	(12,327)	-	(14,951)	1,238	2,511	(1,125)
Provision for income taxes	-	-	-	-	-	-
Net income (loss)	(12,327)	-	(14,951)	1,238	2,511	(1,125)
Net income attributable
to non-controlling interest	1,245	-	-	-	1,245	-
Net income (loss) attributable
to Hampton Roads Bankshares, Inc.	$(13,572)	$-	$(14,951)	$1,238	$1,266	$(1,125)

NOTE J – DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives are a financial instrument whose value is based on one or more underlying assets.  The Company originates mortgage loans for sale into the secondary market on both a best efforts and a mandatory delivery basis.  In connection with the underwriting process, the Company enters into commitments to lock-in the interest rate of the loan with the borrower prior to funding (“interest rate lock commitments”).  Generally, such interest rate lock commitments are for periods less than 60 days.  These interest rate lock commitments are considered derivatives.  The Company manages its exposure to changes in fair value associated with these interest rate lock commitments by entering into simultaneous agreements to sell the residential loans to third party investors shortly after their origination and funding.  At June 30, 2013 and December 31, 2012, the Company had loans held for sale of $51.4 million and $84.1 million, respectively.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Under the contractual relationship using the best efforts method, the Company is obligated to sell the loans only if the loans close.  As a result of the terms of these contractual relationships, the Company is not exposed to losses nor will it realize gains related to its rate-lock commitments due to subsequent changes in interest rates.  At June 30, 2013 and December 31, 2012, the Company had rate-lock commitments to originate residential mortgage loans (unfunded par amount of loans) on a best efforts basis in the amounts of $56.8 million and $84.1 million, respectively.

Beginning in September 2012, the Company began selling some of its residential mortgage loan production on a mandatory delivery basis and using derivative instruments to manage the resulting interest rate risk.  These derivatives are entered into as balance sheet risk management instruments, and therefore, are not designated as an accounting hedge.  Under the mandatory delivery approach, residential mortgage loans held for sale and commitments to borrowers to originate loans at agreed upon interest rates expose the Company to changes in market rates and conditions subsequent to the interest rate lock commitment until the loans are delivered to the investor.  The Company uses mortgage-based derivatives such as forward delivery commitments and To-Be-Announced securities in order to mitigate this market risk.  For the six months ended June 30, 2013, the Company recorded a gain totaling $228 thousand related to mandatory delivery derivatives which was netted against the loss on the carrying value of the underlying loans and interest rate lock commitments totaling $264 thousand.  Gains and losses on the Company’s derivative instruments are included within mortgage banking revenue on the Consolidated Statement of Operations.  Prior to then, the Company only entered into forward sales commitments on a best efforts basis.

Additionally, the Company uses interest rate swaps to manage its interest rate risk.  Derivative contracts are executed between the Company and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program enabling the commercial loan customers to effectively exchange variable rate interest payments under their existing obligations for fixed-rate interest payments.  For the period ended June 30, 2013, the Company recorded a gain totaling $514 thousand related to trading income on the interest rate swaps that was included within other noninterest income on the Consolidated Statement of Operations.  There was no activity related to these interest rate swaps in 2012.

NOTE K – BRANCH CONSOLIDATION

On March 27, 2013, the Company announced the consolidation of seven BOHR and Shore branch locations, six owned and one leased, into nearby branches.  This required an impairment analysis to be performed.  In connection with the analysis, five of the branch locations were determined to have carrying amounts that exceeded fair value at March 31, 2013.  Accordingly, the related carrying amounts of these branches were reduced to estimated fair value (less costs to sell) and the Company recorded an impairment charge totaling $2.8 million during the quarter ended March 31, 2013.  Management estimated the fair value of the branches by utilizing various market-based valuation techniques, including estimates from unrelated brokers, existing purchase offers from unrelated parties, and appraisals available as of the measurement date.  Approximately $3.4 million related to the remaining carrying values of the branch related assets was transferred into other real estate owned in accordance with relevant accounting guidance.

NOTE L – FAIR VALUE MEASUREMENTS

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

Recurring Basis

The Company measures or monitors certain of its assets and liabilities on a fair value basis.  Fair value is used on a recurring basis for those assets and liabilities for which an election was made as well as for certain assets and liabilities for which fair value is the primary basis of accounting.

The following tables reflect the fair value (in thousands) of assets measured and recognized at fair value on a recurring basis in the consolidated balance sheets at June 30, 2013 and December 31, 2012.

		Fair Value Measurements at Reporting Date Using
Assets	June 30, 2013	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. agency securities	$30,323	$-	$30,323	$-
State and municipal securities	559	-	559	-
Corporate bonds	7,757	-	7,757	-
Mortgage-backed securities - agency	199,620	-	199,620	-
Mortgage-backed securities -
non-agency	3,757	-	3,757	-
Asset-backed securities	35,836	-	35,836	-
Equity securities	534	245	-	289
Total investment securities
available for sale	278,386	245	277,852	289

Derivative loan commitments
Interest rate lock commitments	1,167	-	-	1,167
Mandatory delivery commitments	204	-	-	204
Total derivative loan commitments	1,371	-	-	1,371

Interest rate swaps	709	-	709	-

Total assets	$280,466	$245	$278,561	$1,660

Liabilities

Interest rate swaps	$709	$-	$709	$-

Total liabilities	$709	$-	$709	$-

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

		Fair Value Measurements at Reporting Date Using
Assets	December 31, 2012	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. agency securities	$32,988	$-	$32,988	$-
State and municipal securities	631	-	631	-
Corporate bonds	2,953	-	2,953	-
Mortgage-backed securities - agency	207,194	-	207,194	-
Mortgage-backed securities -
non-agency	30,650	-	30,650	-
Asset-backed securities	1,502	-	1,502	-
Equity securities	537	248	-	289
Total investment securities
available for sale	276,455	248	275,918	289

Derivative loan commitments
Interest rate lock commitments	1,571	-	-	1,571
Mandatory delivery commitments	469	-	-	469
Total derivative loan commitments	2,040	-	-	2,040

Total	$278,495	$248	$275,918	$2,329

The following table shows a rollforward of recurring fair value measurements categorized with Level 3 of the fair value hierarchy (in thousands) for the six months ended June 30, 2013 and 2012.

	Activity in Level 3		Activity in Level 3
	Fair Value Measurements		Fair Value Measurements
	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Investment		Investment
	Securities	Derivative Loan	Securities	Derivative Loan
Description	Available for Sale	Commitments	Available for Sale	Commitments

Beginning of period balance	$289	$2,040	$1,110	$549
Unrealized gains included in:
Earnings	-	-	220	-
Other comprehensive income	-	-	-	-
Purchases	-	-	-	-
Sales	-	-	(1,096)	-
Issuances	-	-	-	573
Settlements	-	(669)	-	-
Transfers in	-	-	-	-
Transfers out	-	-	-	-

End of period balance	$289	$1,371	$234	$1,122

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

Derivative Loan Commitments.  The Company originates mortgage loans for sale into the secondary market on both a best efforts and a mandatory delivery basis.  Under the best efforts basis, the Company enters into commitments to originate mortgage loans whereby the interest rate is fixed prior to funding.  These commitments, in which the Company intends to sell in the secondary market, are considered freestanding derivatives.  Under the mandatory delivery basis, mortgage loans held for sale and commitments to borrowers to originate loans at agreed upon interest rates expose the Company to changes in market rates and conditions subsequent to the interest rate lock commitment.  The fair values of interest rate lock and mandatory delivery commitments, which are related to mortgage loan commitments and are categorized as Level 3, are based on quoted prices adjusted for commitments that the Company does not expect to fund.

Interest Rate Swaps.  The Company uses observable inputs to determine fair value of its interest rate swaps.  The valuation of these instruments is determined using widely accepted valuation techniques that are based on discounted cash flow analysis using the expected cash flows of each derivative over the contractual terms of the derivatives, including the period to maturity and market-based interest rate curves.  For the period ended June 30, 2013, the fair values of the interest rate swaps were determined using a market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.  The variable cash payments were based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  Accordingly, the Company categorizes these financial instruments within Level 2 of the fair value hierarchy.

Nonrecurring Basis

Certain assets, specifically collateral dependent impaired loans and other real estate owned and repossessed assets, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).    The adjustments are based on appraisals of underlying collateral or other observable market prices when current appraisals or observable market prices are available.  Where we do not have a current appraisal, an existing appraisal or other valuation would be utilized after discounting it to reflect current market conditions, and, as such, may include significant management assumptions and input with respect to the determination of fair value.  The average age of appraisals of collateral dependent impaired loans was 0.83 years as of June 30, 2013.  Management periodically reviews the discounts in the matrix as compared to valuations from updated appraisals and modifies the discounts accordingly should updated appraisals reflect valuations significantly different than those derived utilizing the matrix.  To date, management believes the appraisal discount matrix has resulted in appropriate adjustments to existing appraisals thereby providing management with reasonable valuations for the collateral underlying the loan portfolio, however, while appraisals are indicators of fair value, the amount realized upon sale of these assets could be significantly different.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

The following tables reflect the fair value (in thousands) of assets measured and recognized at fair value on a nonrecurring basis in the consolidated balance sheets at June 30, 2013 and December 31, 2012.

		Fair Value Measurements
	Assets Measured	at June 30, 2013 Using
Description	at Fair Value	Level 1	Level 2	Level 3

Impaired loans	$56,581	$-	$-	$56,581

Other real estate owned and repossessed	32,906	-	-	32,906

		Fair Value Measurements
	Assets Measured	at December 31, 2012 Using
Description	at Fair Value	Level 1	Level 2	Level 3

Impaired loans	$95,426	$-	$-	$95,426

Other real estate owned and repossessed	32,215	-	-	32,215

The following describes the valuation techniques used to measure fair value for our nonfinancial assets classified as nonrecurring.

Impaired Loans.  Impaired loans are measured at the present value of their expected future cash flows by discounting those cash flows at the loan’s effective interest rate or at the loan’s observable market price.  The difference between this discounted amount and the loan balance is recorded as an allowance for loan losses.  For collateral dependent impaired loans, impairment is measured based upon the fair value of the underlying collateral.  The Company reduces the carrying value of the loan to the estimated fair value of the collateral less estimated selling costs through a charge-off to the allowance for loan losses.

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

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Significant Unobservable Inputs

The following table presents the ranges (in thousands) of significant unobservable inputs used to value the Company’s material level 3 financial instruments; these ranges represent the significant unobservable inputs that were used in the valuation of each type of financial instrument.

			Range of
Level 3	Fair Value	Significant Unobservable Inputs	Significant Unobservable
Financial Instruments	at June 30, 2013	by Valuation Technique	Inputs as of June 30, 2013

Derivative loan commitments	$1,371	Pull through rate	69 - 75%
		Percentage of loans that will
		ultimately close

Impaired loans	56,581	Appraised value	0 - 23%
		Discounts to reflect current market
		conditions, ultimate collectability,
		and estimated costs to sell

Other real estate owned	32,906	Appraised value	0 - 54%
		Discounts to reflect current market
		conditions, abbreviated holding
		period, and estimated costs to sell

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

(j)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments.  These deferred fees are not deemed significant at June 30, 2013 and December 31, 2012, and as such, the related fair values have not been estimated.

The carrying amounts and fair values (in thousands) of those financial instruments that are not recorded at fair value at June 30, 2013 and December 31, 2012 were as follows.

	June 30, 2013
			Fair Value Measurements
	Carrying		at Reporting Date Using
	Amount	Fair Value	Level 1	Level 2	Level 3

Financial Assets:
Loans, net (1)	$1,362,016	$1,375,643	$-	$-	$1,375,643

Financial Liabilities:
Deposits	1,576,397	1,573,350	-	1,573,350	-
FHLB borrowings	194,619	194,244	-	194,244	-
Other borrowings	41,206	41,206	-	41,206	-

	December 31, 2012
			Fair Value Measurements
	Carrying		at Reporting Date Using
	Amount	Fair Value	Level 1	Level 2	Level 3

Financial Assets:
Loans, net (1)	$1,383,893	$1,411,831	$-	$-	$1,411,831

Financial Liabilities:
Deposits	1,617,774	1,650,145	-	1,650,145	-
FHLB borrowings	195,060	195,108	-	195,108	-
Other borrowings	41,002	41,472	-	41,472	-

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

•

We incurred significant losses in 2010, 2011, and 2012.  While we returned to profitability in the first half of 2013, we can make no assurances that we will continue to be profitable throughout the remainder of the year.  An inability to improve our profitability could adversely affect our operations;

•

Our mortgage banking earnings are cyclical and sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact our results of operations;

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
•

If the value of real estate in the markets we serve were to decline materially, the value of our other real estate owned could decline or a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our loan losses, results of operations, and financial condition;

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

Critical Accounting Policies

GAAP is complex and requires management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical.  These policies are critical because they are highly dependent upon subjective or complex assumptions, judgments, and estimates.  Our assumptions, judgments, and estimates may be incorrect and changes in such assumptions, judgments, and estimates may have a significant impact on the consolidated financial statements and the accompanying notes. Actual results, in fact, could differ materially from those estimates.  We consider our policies on allowance for loan losses, the valuation of deferred taxes, the valuation of other real estate owned, and the estimated fair value of financial instruments to be critical accounting policies.  Refer to our 2012 Form 10-K for further discussion of these policies.

Material Trends and Uncertainties

Currently, the U.S. economy appears to be slowly recovering from one of its longest and most severe economic recessions in recent history.  Continued improvements in general economic conditions and credit performance of the Company’s loan portfolio coupled with cost savings initiatives and strong performance from our mortgage subsidiary resulted in $721 thousand in net income attributable to Hampton Roads Bankshares, Inc. for the six months ended June 30, 2013.  While the pace of economic growth remains slow and regulatory and legislative friction continues to hamper the recovery, we expect to be profitable for the full year 2013,although such profitability is not assured.

During 2012 and the first six months of 2013, problem loans were reduced significantly from previous levels.  As a result of this improvement and continued declines in the loan portfolio due to pay-downs and charge-offs, our provision for loan losses during the six months ended June 30, 2013 was $1.0 million compared to $11.6 million in the same period in 2012.  The increasing moderation of defaults from better asset quality and stabilized and improved collateral values has resulted in fewer impaired loans and a substantial reduction in specific impairments.  Historical losses taken in prior years are now rolling off of the weighted loss calculations we use to determine the reserves that are based on these historical loss trends in conjunction with other quantitative and qualitative factors.  We expect that the provision for loan losses will continue to be favorably impacted by these trends.  Additionally, during the first half of 2013, losses on other real estate owned and repossessed assets decreased $6.2 million compared to the first half of 2012.  The performance of our mortgage banking subsidiary may be negatively impacted as interest rates, which have been at historic lows for several years resulting in a high volume of mortgage loan refinancing activity, rise to more typical levels.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

For further discussion of the material trends and uncertainties that may affect our results and financial condition, refer to the risk factors contained in this report.

Overview

Throughout the first six months of 2013,  economic conditions in the markets in which our borrowers operate continued their slow recovery and the levels of loan delinquencies and rates of default continued to improve.  The Company reported net income for the six month period ended June 30, 2013 primarily resulting from strong mortgage earnings and significant decreases in both the provision for loan losses and losses on other real estate owned and repossessed assets, partially offset by an impairment of premises and equipment that is further described in the notes of this report.  As of June 30, 2013, the Company exceeded the regulatory capital minimums and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.

The following is a summary of our financial condition as of June 30, 2013 and our financial performance for the three and six months then ended.

•

Assets were $2.0 billion at June 30, 2013.  Total assets decreased by $45.2 million or 2% from $2.1 billion at December 31, 2012.  The decrease in assets was primarily associated with a $32.7 million or 39% decrease in loans held for sale and a $32.0 million or 2% decrease in gross loans, partially offset by a $23.5 million or 28% increase in overnight funds sold and due from FRB.

•

Investment securities available for sale increased $1.9 million to $278.4 million during the first six months of 2013 from $276.5 million at December 31, 2012.  The increase primarily resulted from the addition of $34.5 million of asset-backed securities to our portfolio, partially offset by the sales and settlements of our mortgage-backed securities and the decrease in net unrealized gains in our portfolio.  During the six months ended June 30, the Company sold securities generating a gain of $763 thousand.  Those dispositions, in conjunction with a general increase in interest rates, contributed to a decrease in the net unrealized gains in our portfolio.

•

Gross loans decreased by $32.0 million or 2% during the six months ended June 30, 2013.  This decrease was driven by the reductions in non-performing loans through charge-offs and resolutions.  The majority of the recent loan demand within our markets has come from the real estate - commercial mortgage category.

•

Impaired loans decreased by $48.6 million during the six months ended June 30, 2013 from $141.0 million at December 31, 2012.  The majority of the decrease is due to charge-offs and resolutions in the overall portfolio, including a $9.3 million decrease in impaired commercial and industrial loans, a $14.1 million decrease in impaired construction loans, a $17.7 million decrease in impaired real estate-commercial mortgage loans, and a $7.3 million decrease in impaired real estate-residential mortgage loans.

•

Allowance for loan losses at June 30, 2013 decreased 21% to $38.2 million from $48.4 million at December 31, 2012 as net charge-offs exceeded additional provisions for loan losses.  Both the absolute and relative levels of non-performing loans, particularly newly identified problem credits, decreased during the six months ended June 30, 2013.

•

Deposits decreased $41.4 million or 3%  from December 31, 2012 as a result of decreases of $52.4 million in time deposits under $100 thousand and $56.8 million in time deposits over $100 thousand, partially offset by increases of $5.1 million in noninterest-bearing demand deposits, $55.8 million in interest-bearing demand deposits, and $6.9 million in interest-bearing savings deposits.  Declines in deposits resulted from the Company’s strategy of reducing funding rates in an effort to improve earnings.  The increase in interest-bearing demand deposits resulted from a money market promotion that offered a special introductory rate for new money.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

•

Net income attributable to Hampton Roads Bankshares, Inc. for the three and six months ended June 30, 2013 was $89 thousand and $721 thousand, respectively, as compared with net loss attributable to Hampton Roads Bankshares, Inc. of $5.7 million and $13.6 million for the three and six months, respectively, ended June 30, 2012.  Net income for the six months ended June 30, 2013 was primarily attributable to strong mortgage earnings and significant decreases in provision for loan losses and losses on other real estate owned and repossessed assets, partially offset by an impairment of premises and equipment related to branch closures.

•

Net interest income decreased $102 thousand and $873 thousand to $16.1 million and $32.0 million for the three and six months, respectively, ended June 30, 2013 as compared to the same periods in 2012.  The decrease was due primarily to the decreases in average interest-earning assets during those time periods, partially offset by an increase in net interest margin.  Net interest margin increased 5-basis points to 3.44% for both the three and six month periods ended June 30, 2013 from 3.39% for both the three and six month periods ended June 30, 2012 due to a reduction in funding costs and a decline in non-performing loans.

•

We had $1.0 million in provision for loan losses for the three and six months ended June 30, 2013 compared to $4.3 million and $11.6 million for the same periods in 2012.  The decrease was due to an overall continued improvement in asset quality, a continued reduction in newly identified problem loans, and continuing declines in loans outstanding.  The increasing moderation of defaults from better asset quality and stabilized and improved collateral values has resulted in fewer impaired loans and a substantial reduction in specific impairments.  Additionally, larger historical losses taken in prior quarters are now rolling off of the weighted loss calculations we use to determine the reserves that are largely based on these historical loss trends.

•

Noninterest income for the three and six months ended June 30, 2013 was $7.6 million and $13.0 million, respectively, a 281% and 155% increase over the comparative periods in 2012.  This was largely due to strong mortgage origination revenues from the continued low interest rate environment, supplemented by a decline in losses on other real estate owned and repossessed assets.

•

Noninterest expense was $22.2 million and $41.6 million for the three and six months ended June 30, 2013, which was an increase of $3.4 million and $2.9 million over the comparable periods for 2012, due to higher salary and benefit expense partially offset by a decrease in problem loan and repossessed asset costs, FDIC insurance, and professional and consultant fees.

•

Our effective tax rate was 5.60% for the six months ended June 30, 2013 compared to 0% for the comparable period in 2012.  These taxes related to state income taxes owed.  These rates differ from the statutory rate due primarily to the valuation allowance against the Company’s deferred tax assets.

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

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Net interest income for the three and six months ended June 30, 2013 was $16.1 million and $32.0 million, a decrease of $102 thousand and $873 thousand from $16.2 million and $32.9 million for the three and six months, respectively, ended June 30, 2012.  The decrease in net interest income for the six months ended June 30, 2013 was due to decreases in average interest-earning assets and the yields received on these assets.  Our net interest margin increased to 3.44%  for both of the three and six months ended June 30, 2013 from 3.39% for both of the same comparative periods ended June 30, 2012.  The increase in net interest margin is due primarily to an overall reduction in the cost of funds and a decline in non-performing loans.

Interest-earning assets consist predominantly of loans, investment securities, and overnight funds sold and due from FRB.  Interest income on loans, including fees, decreased $2.8 million to $35.4 million for the six months ended June 30, 2013 compared to the same period during 2012.  This decrease was a result of a $29.3 million decrease in average loan balance as well as the 26-basis point decrease in average yield during the six months ended June 30, 2013 compared to the same time period during 2012.  During the three months ended June 30, 2013, interest income on loans, including fees decreased $914 thousand to $17.7 million compared to the same period during 2012.  Interest income on investment securities decreased $352 thousand to $3.7 million for the six months ended June 30, 2013 compared to the same period during 2012.  This decrease was due to a $16.1 million decrease in average investment securities as well as a 9-basis point decrease in average yield during the six months ended June 30, 2013 compared to the same time period during 2012.  Interest income on investment securities decreased $159 thousand to $1.8 million for the three months ended June 30, 2013 compared to the same period during 2012.  Interest income on overnight funds sold and due from FRB decreased $6 thousand and $41 thousand to $63 thousand and $105 thousand for the three and six months, respectively, ended June 30, 2013 compared to the same periods during 2012.

Interest-bearing liabilities consist of deposit accounts and borrowings.  Interest expense on deposits decreased $864 thousand and $2.0 million to $2.4 million and $5.0 million for the three and six months, respectively, ended June 30, 2013 compared to the same periods during 2012.  This decrease resulted from a  $182.7 million decrease in average interest-bearing deposits and a 18-basis point decrease in the average interest rate paid on interest-bearing deposits for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  A reduction in the average rate paid on time deposits to 1.07% for the first six months of 2013 from 1.29% for the first six months of 2012 contributed significantly toward the decrease in overall deposit rates.  Our average rate on savings deposits decreased to 0.05% and 0.06% during the three and six months ended June 30, 2013 from 0.13% and 0.14% during the three and six months ended June 30, 2012.  Interest expense on borrowings, which consisted of FHLB borrowings and other borrowings, decreased $114 thousand and $241 thousand to $1.1 million and $2.1 million for the three and six months, respectively, ended June 30, 2013 compared to the same period during 2012.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

The table (in thousands, except percentages) below expresses the average interest-earning assets and average interest-bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, the net interest margin, and the variance in interest income and expense caused by differences in average balances and rates for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended			Three Months Ended
	June 30, 2013			June 30, 2012			2013 Compared to 2012
							Interest
		Interest	Average		Interest	Average	Income/	Variance
	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to
	Balance	Expense	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Interest-earning assets
Loans	$1,465,714	$17,687	4.84%	$1,482,419	$18,601	5.03%	$(914)	$(705)	$(209)
Investment securities	298,100	1,839	2.47	328,361	1,998	2.44	(159)	25	(184)
Interest-bearing deposits
in other banks	952	-	0.06	1,208	1	0.21	(1)	(1)	-
Overnight funds sold
and due from FRB	110,136	63	0.23	104,283	69	0.27	(6)	(10)	4
Total interest-earning assets	1,874,902	19,589	4.19	1,916,271	20,669	4.33	(1,080)	(691)	(389)
Noninterest-earning assets	152,658			170,664
Total assets	$2,027,560			$2,086,935

Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$572,494	$558	0.39%	$531,663	$489	0.37%	$69	$31	$38
Savings deposits	67,375	9	0.05	62,945	21	0.13	(12)	(13)	1
Time deposits	700,916	1,856	1.06	899,757	2,777	1.24	(921)	(307)	(614)
Total interest-bearing deposits	1,340,785	2,423	0.72	1,494,365	3,287	0.88	(864)	(289)	(575)
Borrowings	235,883	1,071	1.82	236,352	1,185	2.01	(114)	(112)	(2)
Total interest-bearing liabilities	1,576,668	3,494	0.89	1,730,717	4,472	1.04	(978)	(401)	(577)
Noninterest-bearing liabilities
Demand deposits	249,322			230,443
Other liabilities	15,900			19,216
Total noninterest-bearing liabilities	265,222			249,659
Total liabilities	1,841,890			1,980,376
Shareholders' equity	185,670			106,559
Total liabilities
and shareholders' equity	$2,027,560			$2,086,935
Net interest income		$16,095			$16,197
Net interest spread			3.30%			3.29%
Net interest margin			3.44%			3.39%

Interest income from loans included fees of $732 thousand for the three months ended June 30, 2013 and $257 thousand for the three months ended June 30, 2012.  Average nonaccrual loans of $69.9 million and $135.0 million were included in average loans for June 30, 2013 and 2012, respectively.  The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute amount of change in each.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012			2013 Compared to 2012
							Interest
		Interest	Average		Interest	Average	Income/	Variance
	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to
	Balance	Expense	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Interest-earning assets
Loans	$1,476,489	$35,360	4.83%	$1,505,766	$38,122	5.09%	$(2,762)	$(2,021)	$(741)
Investment securities	301,007	3,654	2.45	317,108	4,006	2.54	(352)	(149)	(203)
Interest-bearing deposits
in other banks	888	-	0.08	1,073	1	0.17	(1)	(1)	-
Overnight funds sold
and due from FRB	96,440	105	0.22	127,485	146	0.23	(41)	(6)	(35)
Total interest-earning assets	1,874,824	39,119	4.21	1,951,432	42,275	4.36	(3,156)	(2,177)	(979)
Noninterest-earning assets	154,575			171,604
Total assets	$2,029,399			$2,123,036

Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$559,266	$1,067	0.38%	$531,801	$950	0.36%	$117	$68	$49
Savings deposits	64,146	19	0.06	62,465	42	0.14	(23)	(24)	1
Time deposits	725,216	3,864	1.07	937,024	6,000	1.29	(2,136)	(780)	(1,356)
Total interest-bearing deposits	1,348,628	4,950	0.74	1,531,290	6,992	0.92	(2,042)	(736)	(1,306)
Borrowings	235,943	2,144	1.83	236,438	2,385	2.03	(241)	(236)	(5)
Total interest-bearing liabilities	1,584,571	7,094	0.90	1,767,728	9,377	1.07	(2,283)	(972)	(1,311)
Noninterest-bearing liabilities
Demand deposits	243,846			226,711
Other liabilities	15,466			19,199
Total noninterest-bearing liabilities	259,312			245,910
Total liabilities	1,843,883			2,013,638
Shareholders' equity	185,516			109,398
Total liabilities
and shareholders' equity	$2,029,399			$2,123,036
Net interest income		$32,025			$32,898
Net interest spread			3.31%			3.29%
Net interest margin			3.44%			3.39%

Interest income from loans included fees of $1.2 million for the six months ended June 30, 2013 and $508 thousand for the six months ended June 30, 2012.  Average nonaccrual loans of $79.1 million and $134.5 million were included in average loans for June 30, 2013 and 2012, respectively.  The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute amount of change in each.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Our method for calculating net interest margin has been adjusted.  In the past, we excluded nonaccrual loans from our calculation.  We now include nonaccrual loans in the calculation.  A reconciliation of the methods is below for the six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Net interest margin, including nonaccrual loans	3.44%	3.39%	3.44%	3.39%
Impact of excluding nonaccrual loans	0.14%	0.27%	0.16%	0.25%
Net interest margin, excluding nonaccrual loans	3.58%	3.66%	3.60%	3.64%

Noninterest Income.  For the three months ended June 30, 2013, total noninterest income was $7.6 million, an increase of $5.6 million as compared to $2.0 million for comparative 2012.  For the six months ended June 30, 2013, total noninterest income was $13.0 million, an increase of $7.9 million as compared to $5.1 million for the six months ended June 30, 2012.  Noninterest income comprised 29% and 13% of total revenue for the first six months of 2013 and 2012, respectively.  The following table provides a summary of noninterest income (in thousands) for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Mortgage banking revenue	$4,250	$3,855	$10,214	$7,113
Service charges on deposit accounts	1,300	1,264	2,517	2,607
Income from bank-owned life insurance	434	463	807	862
Gain (loss) on sale of premises and equipment	7	(47)	(120)	(47)
Impairment of premises and equipment (branch closures)	-	-	(2,825)	-
Losses on other real estate owned and repossessed assets	(774)	(4,947)	(1,678)	(7,912)
Gain on sale of investment securities	763	274	763	261
Visa check card income	662	659	1,258	1,158
Other	942	472	2,076	1,059

Total noninterest income	$7,584	$1,993	$13,012	$5,101

Mortgage banking revenue increased to $4.3 million and $10.2 million in the three and six month periods ended June 30, 2013 compared to $3.9 million and $7.1 million in the prior year period due to a 45% increase in loans sold for the six month period ended June 30, 2013 due in part to the low interest rate environment that continued to exist for much of the first six months of 2013.  Service charges on deposit accounts increased $36 thousand and decreased $90 thousand for the three and six months, respectively, ended June 30, 2013 compared to $1.3 million and $2.6 million for the same periods in 2012.  Income from bank-owned life insurance remained relatively stable at $434 thousand and $807 thousand for the first three and six months of 2013 compared to $463 thousand and $862 thousand for the comparative period 2012.  During the first quarter of 2013, we had impairment of premises and equipment of $2.8 million as a result of consolidating certain branches, which resulted in the write-down of these branches to fair value.  We had no such impairments during the comparative period 2012.  Losses on other real estate owned and repossessed assets totaled $774 thousand and $1.7 million during the three and six months ended June 30, 2013.  During the same periods in 2012, losses on other real estate owned and repossessed assets were $4.9 million and $7.9 million.  The lower losses in 2013 are due to an overall stabilized or improved real estate market.

Noninterest Expense.    Noninterest expense represents our operating and overhead expenses.    Total noninterest expense was $22.2 million for the three months ended June 30, 2013 compared to $18.8 million for the three months ended June 30, 2012 and $41.6 million for the six months ended June 30, 2013 compared to $38.7 million for the six months ended June 30, 2012.  The efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income excluding securities gains and impairment of premises and equipment was 88% for the first six months of 2013 compared to 102% for the first six months of 2012.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following table provides a summary of total noninterest expense (in thousands) for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Salaries and employee benefits	$10,951	$9,144	$21,907	$18,856
Occupancy	2,517	1,808	4,319	3,555
FDIC insurance	878	1,174	1,896	2,401
Professional and consultant fees	1,639	1,747	2,532	3,338
Data processing	1,129	930	1,926	2,016
Problem loan and repossessed asset costs	530	623	1,010	1,516
Equipment	491	729	955	1,434
Other	4,058	2,612	7,080	5,562

Total noninterest expense	$22,193	$18,767	$41,625	$38,678

Salaries and employee benefits expense increased $1.8 million and $3.1 million in the three and six months, respectively, ended June 30, 2013 to $11.0 million and $21.9 million as a direct result of increased commissions associated with mortgage volumes, a cost of living pay adjustment for personnel, and the accrual of incentive compensation and restricted stock grants.  Occupancy expense increased $709 thousand and $764 thousand for the first three and six months, respectively, of 2013 compared to the same period in 2012 due to accelerated amortization of leasehold improvements at a closed branch.  FDIC insurance was $878 thousand and $1.9 million for the three and six months, respectively, ended June 30, 2013 as compared with $1.2 million and  $2.4 million for the same period in 2012; this decrease is a result of the Company’s smaller asset base and the increase in tangible common equity.  Professional and consultant fees were $1.6 million and $2.5 million for the three and six months, respectively, ended June 30, 2013 compared to $1.7 million and $3.3 million for comparative 2012; these fees decreased primarily due to lower legal fees associated with loan collection activities.  Data processing expense decreased $90 thousand for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to renegotiations of our data processing contracts and the consolidation of our banking systems.  Problem loan and repossessed asset costs decreased $93 thousand to $530 thousand for the three months ended June 30, 2013 compared to the same period during 2012 and decreased $506 thousand to $1.0 million for the six months ended June 30, 2013 compared to the same period during 2012.  This decrease is consistent with the improvement in our overall loan quality.  For the three and six months ended June 30, 2013, equipment expense was $491 thousand and $955 thousand compared to $729 thousand and $1.4 million for the same period in 2012.  These improvements were due to cost cutting initiatives and our smaller branch network.  Other noninterest expenses increased by 27% predominantly due to an increase in expense for our reserve for committed but unfunded credits as well as increases in marketing and business development expenses.

Income Tax Provision.    The Company had $135 thousand in income tax expense for the first six months of 2013, and no income tax expense for the same period in 2012.  Management assesses the realizability of the deferred tax asset on a quarterly basis, considering both positive and negative evidence in determining whether it is more likely than not that some portion or all of the net deferred tax asset including its net operating loss carryforward would be realized.  A valuation allowance for the entire net deferred tax asset has been established.  Section 382 limitations related to the Company’s recapitalization during the quarter ended September 30, 2010 add further uncertainty as to the realizability of the certain deferred tax assets in future periods.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Analysis of Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB.  Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity.  Cash and cash equivalents as of June 30, 2013 were $124.8 million compared to $101.2 million at December 31, 2012 and consisted mainly of deposits with the FRB.  Because the Company generated significant deposits in prior years and raised additional capital through the issuance of Common Stock, it is in a liquid position.  In the future, the Company expects to continue to utilize its cash on hand and cash equivalents to support loan origination activity.

Securities. Our investment portfolio at June 30, 2013 consisted primarily of available-for-sale U.S. agency, mortgage-backed, and asset-backed securities.  Our available-for-sale securities are reported at fair value and are used primarily for liquidity, pledging, earnings, and asset/liability management purposes and are reviewed quarterly for possible impairment.

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

Overall our loan trends during the first six months of 2013 have been influenced by decreased demand for loans in nearly all our loan categories with the exception of real estate – commercial mortgage and installment loans.  Commercial and industrial loans decreased 10% to $239.3 million at June 30, 2013 compared with $267.1 million at December 31, 2012.  Construction loans decreased 11% to $183.5 million at June 30, 2013 as compared to $206.4 million at December 31, 2012, thus reducing the concentration of construction loans to 13% of the total loan portfolio at June 30, 2013.  Real estate - commercial mortgages increased 6% to $560.2 million at June 30, 2013 compared to $530.0 million at December 31, 2012.  Real estate - residential mortgages decreased 5% to $355.6 million at June 30, 2013 as compared with $372.6 million at December 31, 2012.  Installment loans increased 11% to  $62.7 million at June 30, 2013.

In addition to the forementioned weaker demand for credit, the contraction seen in loans stems from the continued resolution of problem loans.  Origination volumes were offset by principal pay-downs and scheduled amortization in the portfolio.  In the future, our continued focus will be on managing the entire loan portfolio through the current challenging economic conditions.  Additionally, our prudent business practices and internal guidelines and underwriting standards will continue to be followed in making lending decisions in order to continue to effectively manage our exposure to loan losses.

Allowance for Loan Losses. The allowance for loan losses decreased in the first half of 2013, both in dollars and as a percentage of total loans as credit trends in the loan portfolio showed improvement.  The allowance consists of specific, general, and unallocated components.  The specific component relates to loans that are determined to be impaired and, therefore, are individually evaluated for impairment.  Specific loan allocations decreased to $9.5 million at June 30, 2013 from $14.8 million at December 31, 2012,  primarily due to the continued resolution of problem loans and a slowing rate of additional loan defaults.  The decrease is commensurate with the significant decrease in impaired loans to $92.4 million at June 30, 2013 from $141.0 million at December 31, 2012.  The general or pooled component relates to groups of homogeneous loans not designated for a specific allowance that are collectively evaluated for impairment.  As a result of decreases in the size of the overall loan portfolio and improving trends in charge-offs and credit quality, the pooled component decreased by $5.3 million to $22.6 million at June 30, 2013 from $27.9 million at December 31, 2012.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated portion of the loan loss allowance increased $411 thousand to $6.1 million at June 30, 2013 from $5.7 million at December 31, 2012 due to a decline in the macroeconomic inputs that drive our external unallocated factors.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following table provides a breakdown (in thousands, except for percentages) of the allowance for loan losses and other related information at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012

Allowance for loan losses:
Specific component	$9,508	$14,783
Pooled component	22,616	27,900
Unallocated component	6,110	5,699
Total	$38,234	$48,382

Impaired loans	$92,355	$140,987
Non-impaired loans	1,307,895	1,291,288
Total loans	$1,400,250	$1,432,275

Specific component as % of
impaired loans	10.30%	10.49%
Pooled component as % of
non-impaired loans	1.73%	2.16%

Allowance as % of loans	2.73%	3.38%
Allowance as % of nonaccrual loans	59.99%	49.67%

Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any loan category.  Net charge-offs were $11.1 million for the six months ended June 30, 2013 as compared with $23.7 million for the six months ended June 30, 2012.  Net charge-offs in the construction category account for $2.9 million or 26% of these net charge-offs in the first half of 2013 and $5.7 million or 24% in the first half of 2012.  Construction loans, particularly land acquisition and development, tend to be riskier than other categories, and we have been steadily decreasing our exposure to this type of loan.  Net commercial and industrial charge-offs were $3.4 million for the six months ended June 30, 2013.  Net charge-offs were $346 thousand for real estate - commercial mortgage, $4.4 million for real estate - residential mortgage, and $111 thousand for installment loans for the six months ended June 30, 2013.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following ratios are among those used by management in assessing the adequacy of the allowance for loan losses at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012

Non-performing loans for which full loss has been charged off to total loans	2.60%	3.90%

Non-performing loans for which full loss has been charged off to non-performing loans	57.22%	55.42%

Charge off rate for non-performing loans for which the full loss has been charged off	49.44%	50.19%

Coverage ratio net of non-performing loans for which the full loss has been charged off	140.23%	111.41%

Total allowance divided by total loans less non-performing loans for which the full loss has been charged off	2.80%	3.64%

Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	32.10%	26.29%

There was an increase in the coverage ratio net of non-performing loans for which the full loss has been charged off to 140.23% at June 30, 2013 from 111.41% at December 31, 2012 due to the decrease in non-performing loans less balances with full loss charged off.  As a result, the resolution of non-performing loans during the first half of 2013 outpaced the reduction in the loan loss reserve.

Management believes the allowance for loan losses as of June 30, 2013 is adequate to absorb losses inherent in the portfolio and is directionally consistent with the change in the quality of our loan portfolio.  However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.  Such agencies may require us to recognize additions to the allowance for loan losses on their judgments about information available at the time of the examinations.

Deposits.    Total brokered deposits were $54.9 million or 3% of deposits at June 30, 2013, which was a decrease of $8.5 million from the total brokered deposits of $63.4 million at December 31, 2012.  While BOHR qualifies as “well capitalized” at June 30, 2013, it may not accept new brokered deposits but may continue to rollover existing brokered deposits due to the FRB recently modifying its interpretation of the Written Agreement.  Shore is not a party to the Written Agreement, and therefore, not subject to any such restrictions.  Interest-bearing demand deposits included $8.3 million in brokered money market funds at June 30, 2013, which was $1.1 million lower than the $9.4 million balance of brokered money market funds outstanding at December 31, 2012.  Brokered CDs were $46.5 million at June 30, 2013 compared to $54.0 million at December 31, 2012.

The Company continues to focus on core deposit growth as its primary source of funding.  Core deposits typically are non-brokered and consist of noninterest-bearing demand accounts, interest-bearing checking accounts, money market accounts, savings accounts, and time deposits of less than $100 thousand.  Core deposits totaled $1.2 billion or 76% of total deposits at June 30, 2013 compared to 73% at December 31, 2012.

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

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Liquidity Management.  Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  We continued to maintain a strong liquidity position during the first six months of 2013.  Cash and cash equivalents were $124.8 million and available-for-sale investment securities were $278.4 million as of June 30, 2013.  At June 30, 2013, the Banks had credit lines in the amount of $223.3 million at the FHLB with advances of $194.6 million currently utilized.  At December 31, 2012, the Banks had credit lines in the amount of $223.1 million at the FHLB with advances of $195.1 million utilized.  These lines may be utilized for short- and/or long-term borrowing.  At June 30, 2013 and December 31, 2012, all our FHLB borrowings were long-term.  We also possess additional sources of liquidity through a variety of borrowing arrangements.  The Banks also maintain federal funds lines with two regional banking institutions and through the FRB Discount Window.  These available lines totaled approximately $37.7 million and $40.9 million at June 30, 2013 and December 31, 2012, respectively; these lines were not utilized for borrowing purposes at June 30, 2013 or December 31, 2012.

Capital Resources.    Total shareholders’ equity decreased $5.5 million to $179.2 million at June 30, 2013 compared to $184.7 million at December 31, 2012.    The Company and the Banks are subject to regulatory capital requirements that measure capital relative to risk-weighted assets and off-balance sheet financial instruments.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative and qualitative measures to ensure capital adequacy.  Tier I capital is comprised of shareholders’ equity, net of unrealized gains or losses on available-for-sale securities, less intangible assets, while total risk-based capital adds certain debt instruments and qualifying allowances for loan losses.  As of June 30, 2013, our consolidated regulatory capital ratios were Tier 1 Leverage Ratio of 10.23%, Tier 1 Risk-Based Capital Ratio of 13.01%, and Total Risk-Based Capital Ratio of 14.28%.  As of June 30, 2013, the Company exceeded the regulatory capital minimums, and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.  Their Tier 1 Leverage Ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital Ratio were as follows:  8.85%, 11.25%, and 12.52%, respectively, for BOHR and 10.31%, 13.70%, and 14.95%, respectively, for Shore.

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

	Six Months Ended	Twelve Months Ended
	June 30, 2013	December 31, 2012

Shareholders' equity	$179,235	$184,723
Less: intangible assets	1,741	2,410
Shareholders' equity - tangible	$177,494	$182,313

Shareholders' equity (average)	$185,516	$139,862
Less: intangible assets (average)	2,068	3,065
Shareholders' equity - tangible (average)	$183,448	$136,797

Return on average equity	0.78%	(17.94%)
Impact of excluding intangible assets	0.02%	(0.40%)
Return on average equity - tangible	0.79%	(18.34%)

Book value per share	$1.05	$1.08
Impact of excluding intangible assets	(0.01)	(0.01)
Book value per share - tangible	$1.04	$1.07

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

The expected effect (dollars in thousands) on net interest income for the twelve months following June 30, 2013 and December 31, 2012 due to an immediate change in interest rates is shown below.  These estimates are dependent on material assumptions, such as those previously discussed.

	June 30, 2013		December 31, 2012
	Change in Net Interest Income		Change in Net Interest Income
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$105	0.93%	$1,305	2.05%
+100 basis points	68	0.60%	498	0.78%
-100 basis points	(267)	(2.36)%	(2,481)	(3.90)%
-200 basis points	N/A	N/A	N/A	N/A

As of June 30, 2013, we projected an increase in net interest income in increasing interest rate environments and a decrease in net interest income in decreasing rate environments consistent with our projections at December 31, 2012.

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

HAMPTON ROADS BANKSHARES, INC.

PART I.   FINANCIAL INFORMATION

Item 4.  Controls and Procedures

As of June 30, 2013, the Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management,  including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2011, the SEC informed the Company that it is conducting a formal investigation related to certain accounting matters.  For a further discussion of this matter, see “Risk Factors – Risks Relating to our Business -- The formal investigation by the SEC may result in penalties, sanctions, or a restatement of our previously issued financial statements.”

On November 2, 2010, the Company received a grand jury subpoena from the United States Department of Justice, Criminal Division.  For a discussion of this matter, see “Risk Factors – Risks Relating to our Business -- The Company has received a grand jury subpoena from the United States Department of Justice, Criminal Division.  Although the Company has been advised that it is not a target or a subject of the investigation at this time and we do not believe we will become a target or a subject of the investigation, there can be no assurances as to the timing or the eventual outcome of the related investigation.”

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

Stephen P. Theobald, the Company’s Executive Vice President and Chief Financial Officer, left the Company effective March 31, 2013 to accept a CFO position with another financial services firm.  The Company has named Thomas B. Dix III as Interim Chief Financial Officer to assume the position and has commenced a search for a possible permanent successor.

We are not paying dividends on our Common Stock and currently are prevented from doing so.  The failure to resume paying dividends on our Common Stock may adversely affect the market price of our Common Stock.

We paid cash dividends on our Common Stock prior to the third quarter of 2009.  During the third quarter of 2009, we suspended dividend payments.  We are prevented by our regulators from paying dividends until our financial position improves.  In addition, the retained deficit of BOHR, our principal banking subsidiary, is approximately $473.8 million as of June 30, 2013.  Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings.  It is unlikely in the foreseeable future that we would be able to pay dividends if BOHR cannot pay dividends to us.  Although we can seek to obtain a waiver of this prohibition, our regulators may choose not to grant such a waiver, and we would not expect to be granted a waiver or be released from this obligation until our financial performance and retained earnings improve significantly.  As a result, there is no assurance if or when we will be able to resume paying cash dividends.

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

We incurred significant losses in 2010, 2011, and 2012.  While we returned to profitability in the first half of 2013, we can make no assurances that we will continue to be profitable throughout the remainder of the year.  An inability to improve our profitability could adversely affect our operations.

Throughout 2010, 2011, 2012 and the first six months of 2013, our loan customers continued to operate in an economically stressed environment.  While broader economic conditions have begun to gradually improve, economic conditions in the markets in which we operate remain somewhat constrained and the levels of loan delinquencies and defaults that we experienced continue to be higher than historical levels and our net interest income did not grow significantly.

As a result, our net income attributable to Hampton Roads Bankshares, Inc. for the six months ended June 30, 2013 was $721 thousand compared to a net loss attributable to Hampton Roads Bankshares, Inc. of $13.6 million for the six months ended June 30, 2012. The net income for the six months ended June 30, 2013 was primarily attributable to strong mortgage earnings and significant decreases in provision for loan losses and losses on other real estate owned and repossessed assets, partially offset by an impairment of premises and equipment related to branch closures.  Mortgage banking earnings are dependent upon the direction and level of mortgage interest rates and are, therefore, subject to high volatility during periods of changing rates.

Our mortgage banking earnings are cyclical and sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact our results of operations.

Our mortgage banking earnings are dependent upon our ability to originate loans and sell them to investors. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. A significant portion of recent increases in our mortgage banking earnings is due to the recent historically low interest rate environment that resulted in a high volume of mortgage loan refinancing activity.  As and when the interest rate environment returns to more typical levels, mortgage loan refinancing activity may be significantly reduced. Loan production levels may also suffer if we experience a slowdown in the local housing market or tightening credit conditions. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage banking activities. As a result, these conditions would also adversely affect our results of operations.

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

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

Economic, market, or operational developments may negatively impact our ability to maintain required capital levels or otherwise negatively impact our financial condition.

At June 30, 2013, BOHR and Shore were classified as “well capitalized” for regulatory capital purposes.  However, impairments to our loan or securities portfolio, declines in our earnings or a combination of these or other factors could change our capital position in a relatively short period of time.  BOHR is currently restricted from accepting new brokered deposits.  As a result, our brokered deposit levels will decrease if our existing brokered deposits mature and do not rollover.  If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected.  In addition, if we are unable to maintain our “well-capitalized” status, we will be required to pay higher insurance premiums to the FDIC, which will reduce our earnings.

Virginia law and the provisions of our Articles of Incorporation and Bylaws could deter or prevent takeover attempts by a potential purchaser of our Common Stock that would be willing to pay you a premium for your shares of our Common Stock.

Our Articles of Incorporation, as well as the Company’s Bylaws (the “Bylaws”), contain provisions that may be deemed to have the effect of discouraging or delaying uninvited attempts by third parties to gain control of the Company. These provisions include the ability of our board to set the price, term, and rights of, and to issue, one or more series of our preferred stock. Our Articles of Incorporation and Bylaws do not provide for the ability of stockholders to call special meetings.

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

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

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

The market price of our Common Stock could drop if our existing shareholders decide to sell their shares.  As of June 30, 2013, Carlyle, Anchorage, and CapGen owned 24.90%, 24.90%, and 29.97%, respectively, of the outstanding shares of our Common Stock.  Pursuant to the various definitive investment agreements that we have entered into with these shareholders, each of the shareholders listed above received certain registration rights covering the resale of shares of our Common Stock.  In addition, the shares of certain of these shareholders may be traded, subject to certain volume limitations in some cases, pursuant to Rule 144 under the Securities Act.  If any of these shareholders sell large amounts of our Common Stock, or other investors perceive such sales to be imminent, the market price of our Common Stock could drop significantly.

In addition, as of June 30, 2013, the U.S. Treasury owned 1% of the outstanding shares of our Common Stock plus a warrant to purchase an additional 757,643 shares of our Common Stock.  In connection with the issuance of such shares of Common Stock and the warrant, we entered into an Exchange Agreement with the Treasury, under the terms of which the Treasury received certain registration rights covering the resale of such shares of Common Stock or the warrant, and the shares are freely transferable pursuant to Rule 144 under the Securities Act.  Finally as of June 30, 2013, affiliates of Fir Tree, Inc. (“Fir Tree”) owned 9.56% of the outstanding shares of our Common Stock, which were freely transferable pursuant to Rule 144 under the Securities Act.  The sale of the shares of Common Stock owned by the Treasury or Fir Tree, the exercise of the Treasury’s warrant, and sale of the warrant’s underlying shares of Common Stock, or the perception by other investors that such sales are imminent, could adversely affect the demand for our Common Stock.

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

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

the builder, as well as supported by the appraisal.  Although our underwriting criteria were designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to our operations.

At June 30, 2013, we had loans of $183.5 million or 13% of total loans outstanding to finance construction and land development.  Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.  A portion of our residential and commercial lending is secured by vacant or unimproved land.  Loans secured by vacant or unimproved land are generally more risky than loans secured by improved property for one-to-four family residential mortgage loans. Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business.  These loans are susceptible to adverse conditions in the real estate market and local economy.

Our business strategy centers, in part, on offering commercial and equity line loans secured by real estate in order to generate interest income.  These types of loans generally have higher yields and shorter maturities, and therefore, involve a greater degree of risk than traditional one-to-four family residential mortgage loans.  At June 30, 2013, commercial real estate and equity line lending totaled $689.0 million, which represented 49% of total loans.  Such loans increase our credit risk profile relative to other financial institutions that have lower concentrations of commercial real estate and equity line loans.

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

If the value of real estate in the markets we serve were to decline materially, the value of our other real estate owned could decline or a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our loan losses, results of operations, and financial condition.

With approximately three-fourths of our loans concentrated in the regions of Hampton Roads, Richmond, the Eastern Shore of Virginia, and the Triangle region of North Carolina, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans.  A decline in property values could diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer additional losses on defaulted loans and/or foreclosed properties by requiring additions to our allowance for loan losses through increased provisions for loan losses.  Also a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose real estate portfolios are more geographically diverse.  The local economies where the Company does business are heavily reliant on military spending and may be adversely impacted by significant cuts to such spending that might result from recent Congressional budgetary enactments.  Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, government rules or policies, and natural disasters.  While our policy is to obtain updated appraisals on a periodic basis, there are no assurances that we may be able to realize the amount indicated in the appraisal upon disposition of the underlying property.

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

We have had large numbers of problem loans.  Although problem loans have declined significantly, there is no assurance that they will continue to do so.

Our non-performing assets as a percentage of total assets remained at 4.81% at June 30, 2013.  On June 30, 2013, less than 1% of our loans was 30 to 89 days delinquent and treated as performing assets.  The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to our expenses that represents management’s best estimate of probable losses within our existing portfolio of loans.  Our allowance for loan losses was $38.2 million at June 30, 2013, which represented 2.73% of our total loans, as compared to $48.4 million, or 3.38% of total loans, at December 31, 2012.  The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and incurred but unidentified losses inherent in the current loan portfolio.  For further discussion on the impact continued weak economic conditions have on the collateral underlying our loan portfolio, see “If the value of real estate in the markets we serve were to decline materially, the value of our other real estate owned could decline or a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our loan losses, results of operations, and financial condition.”

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

We face a variety of threats from technology- based frauds and scams.

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

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

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

To date, the Company has complied with the actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement; additionally, BOHR has materially complied with the actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement.  The Risk Committee has been appointed to oversee the Company’s compliance with the terms of the Written Agreement and has met quarterly to review compliance.  Written plans have been submitted and implemented for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations.  The Company also submitted and implemented written policies and procedures for maintaining an adequate allowance for loan losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $2.5 million.  Additionally, the Company instituted the required review process for all classified loans.  The Company charged off the assets identified as loss from the previous examination.  As of June 30, 2013, the Company exceeded the regulatory capital minimums and BOHR and Shore were both considered “well capitalized” under the risk-based capital standards.  The FRB recently modified its interpretation of our Written Agreement and now takes the position that it prohibits BOHR from accepting new brokered deposits.  Based on prior guidance, BOHR accepted new brokered deposits after it became well capitalized, which technically did not comply with the Written Agreement under the FRB’s modified interpretation.    We do not believe the new interpretation or our earlier actions will have any material adverse effect on the Company or our liquidity, expenses, or financial condition.

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

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

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies placing increased focus and scrutiny on the financial services industry.  The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis.  In addition to participating in the TARP CPP, the U.S. Government has taken steps that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insured deposits.  These programs subject us and other financial institutions that have participated in these programs to additional restrictions, oversight and/or costs that may have an impact on our business, financial condition, results of operations, and the price of our Common Stock.

Compliance with such regulation and scrutiny may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital, and limit our ability to pursue business opportunities in an efficient manner.  We also may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.  The increased costs associated with anticipated regulatory and political scrutiny could adversely impact our results of operations.

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

We are subject to supervision by several governmental regulatory agencies.  The regulators’ interpretation and application of relevant regulations, are beyond our control, may change rapidly and unpredictably, and can be expected to influence our earnings and growth.  In addition, if we do not comply with regulations that are applicable to us, we could be subject to regulatory penalties, which could have an adverse effect on our business, financial condition, and results of operations.  We have also entered into a Written Agreement with the FRB and Bureau of Financial Institutions.  For a discussion regarding risks related to the Written Agreement, see “The Company and BOHR have entered into a Written Agreement with the FRB and the Bureau of Financial Institutions that subjects the Company and BOHR to significant restrictions and requires us to designate a significant amount of our resources to complying with the agreement,  and it may have a material adverse effect on our operations and the value of our Common Stock.”

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

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

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

On June 6, 2012, the federal bank regulatory agencies issued a series of proposed rules to revise the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee in Basel III.  These federal bank regulatory agencies approved final rules on July 2, 2013.  The rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500.0 million or more, and top-tier savings and loan holding companies (“banking organizations”). Although the final rules contain significant revisions from the proposed rules intended to provide relief to community banks, such as BOHR and Shore, many of the Basel III rules will apply to these institutions.  Among other things, the rules establish a new common equity Tier 1 minimum capital requirement and a higher minimum Tier 1 capital requirement, changes the treatment of unrealized gains and losses on available-for-sale securities in the calculation of regulatory capital, and assigns higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development, or construction of real property. The rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. For community banking organizations, the rules will be phased in beginning in 2015 and 2016.  The Company is diligently assessing the impact of this rulemaking on our capital and the amount of capital required to support our business, which could adversely affect our results of operations and financial condition.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of the Company’s Common Stock in the open market and through privately negotiated transactions.  There were no share repurchase transactions conducted during the second quarter of 2013.

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

10.1       Employment Agreement, dated May 22, 2013, between Donna W. Richards and Bank of Hampton Roads, Inc.*

31.1       The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2       The Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Financial Officer.*

32.1       Statement of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101        The following materials from the Hampton Roads Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: August 14, 2013	/s/ Thomas B. Dix III________________________
Thomas B. Dix III
Interim Chief Financial Officer