Form 10-Q
period 2013-09-30
HAMPTON ROADS BANKSHARES INC
filed 2013-11-08
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock as of October 31,  2013 was 170,263,264 shares, par value $0.01.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS	Page

Consolidated Balance Sheets	3

September 30, 2013
December 31, 2012

Consolidated Statements of Operations	4

Three and nine months ended September 30, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss)	5

Three and nine months ended September 30, 2013 and 2012

Consolidated Statement of Changes in Shareholders’ Equity	6

Nine months ended September 30, 2013

Consolidated Statements of Cash Flows	7

Nine months ended September 30, 2013 and 2012

Notes to Consolidated Financial Statements	8

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION	38

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44

ITEM 4 – CONTROLS AND PROCEDURES	44

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS	44

ITEM 1A – RISK FACTORS	44

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	44

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES	44

ITEM 4 – MINE SAFETY DISCLOSURES	44

ITEM 5 – OTHER INFORMATION	44

ITEM 6 – EXHIBITS	44

SIGNATURES	44

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)	September 30, 2013	December 31, 2012
Assets:
Cash and due from banks	$16,251	$16,761
Interest-bearing deposits in other banks	662	656
Overnight funds sold and due from Federal Reserve Bank	109,396	83,800
Investment securities available for sale, at fair value	295,626	276,455
Restricted equity securities, at cost	17,234	18,066

Loans held for sale	29,633	84,068

Loans	1,370,728	1,432,275
Allowance for loan losses	(37,701)	(48,382)
Net loans	1,333,027	1,383,893
Premises and equipment, net	69,634	78,657
Interest receivable	4,862	5,077
Other real estate owned and repossessed assets,
net of valuation allowance	39,196	32,215
Intangible assets, net	1,585	2,410
Bank-owned life insurance	56,216	53,199
Other assets	12,098	18,835
Totals assets	$1,985,420	$2,054,092
Liabilities and Shareholders' Equity:
Deposits:
Noninterest-bearing demand	$277,731	$263,266
Interest-bearing:
Demand	569,608	519,799
Savings	66,297	59,876
Time deposits:
Less than $100	336,753	393,580
$100 or more	309,010	381,253
Total deposits	1,559,399	1,617,774
Federal Home Loan Bank borrowings	194,399	195,060
Other borrowings	28,882	38,556
Interest payable	5,670	4,882
Other liabilities	12,075	10,651
Total liabilities	1,800,425	1,866,923
Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000,000 shares authorized; none issued
and outstanding	-	-
Common stock, $0.01 par value; 1,000,000,000 shares
authorized; 170,263,264 and 170,265,150 shares issued
and outstanding on September 30, 2013 and December 31, 2012,
respectively	1,703	1,703
Capital surplus	587,088	586,347
Retained deficit	(405,415)	(408,940)
Accumulated other comprehensive income, net of tax	1,109	6,837
Total shareholders' equity before non-controlling interest	184,485	185,947
Non-controlling interest	510	1,222
Total shareholders' equity	184,995	187,169
Total liabilities and shareholders' equity	$1,985,420	$2,054,092
See accompanying notes to the unaudited consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Three Months Ended		Nine Months Ended
(unaudited)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest Income:
Loans, including fees	$17,122	$17,904	$52,482	$56,026
Investment securities	1,831	1,986	5,485	5,992
Overnight funds sold and due from FRB	70	43	175	189
Interest-bearing deposits in other banks	1	-	1	1
Total interest income	19,024	19,933	58,143	62,208
Interest Expense:
Deposits:
Demand	523	549	1,590	1,499
Savings	9	19	28	61
Time deposits:
Less than $100	851	1,168	2,772	4,145
$100 or more	837	1,187	2,780	4,210
Interest on deposits	2,220	2,923	7,170	9,915
Federal Home Loan Bank borrowings	477	562	1,442	1,728
Other borrowings	527	611	1,706	1,830
Total interest expense	3,224	4,096	10,318	13,473
Net interest income	15,800	15,837	47,825	48,735
Provision for loan losses	-	2,476	1,000	14,124
Net interest income after provision for loan losses	15,800	13,361	46,825	34,611
Noninterest Income:
Mortgage banking revenue	3,139	5,186	13,353	12,299
Service charges on deposit accounts	1,264	1,276	3,781	3,883
Income from bank-owned life insurance	2,210	399	3,017	1,261
Gain (loss) on sale of premises and equipment	243	-	123	(47)
Impairment of premises and equipment	-	-	(2,825)	-
Losses on other real estate owned and repossessed assets	(378)	(6,445)	(2,056)	(14,357)
Gain on sale of investment securities available for sale
(includes $0, $218, $763, and $479 accumulated other
comprehensive income reclassifications for unrealized
net gains on available-for-sale securities as of three
months ended September 30, 2013 and 2012 and nine
months ended September 30, 2013 and 2012,
respectively)	-	218	763	479
Visa check card income	649	624	1,907	1,782
Other	775	942	2,851	2,001
Total noninterest income	7,902	2,200	20,914	7,301
Noninterest Expense:
Salaries and employee benefits	9,946	10,117	31,853	28,973
Occupancy	2,772	1,928	7,091	5,483
FDIC insurance	927	1,129	2,823	3,530
Professional and consultant fees	1,693	1,514	4,225	4,852
Data processing	1,097	970	3,023	2,986
Problem loan and repossessed asset costs	723	1,245	1,733	2,761
Equipment	386	667	1,341	2,101
Other	3,246	2,824	10,326	8,386
Total noninterest expense	20,790	20,394	62,415	59,072
Income (loss) before provision for income taxes	2,912	(4,833)	5,324	(17,160)
Provision for income taxes	22	-	157	-
Net income (loss)	2,890	(4,833)	5,167	(17,160)
Net income attributable to non-controlling interest	86	1,088	1,642	2,333
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$2,804	$(5,921)	$3,525	$(19,493)
Per Share:
Cash dividends declared	$-	$-	$-	$-
Basic income (loss)	$0.02	$(0.05)	$0.02	$(0.32)
Diluted income (loss)	$0.02	$(0.05)	$0.02	$(0.32)
See accompanying notes to the unaudited consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	Three Months Ended				Nine Months Ended
(unaudited)	September 30, 2013		September 30, 2012		September 30, 2013		September 30, 2012
Net income (loss)		$2,890		$(4,833)		$5,167		$(17,160)
Other comprehensive income (loss),
net of tax
Change in unrealized gain (loss)
on securities available for sale	81		555		(4,965)		2,403
Reclassification adjustment for
securities gain included in
net income (loss)	-		(218)		(763)		(479)
Other comprehensive income (loss),
net of tax		81		337		(5,728)		1,924
Comprehensive income (loss)		2,971		(4,496)		(561)		(15,236)
Comprehensive income attributable
to non-controlling interest		86		1,088		1,642		2,333
Comprehensive income (loss) attributable
to Hampton Roads Bankshares, Inc.		$2,885		$(5,584)		$(2,203)		$(17,569)
See accompanying notes to the unaudited consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Non-	Total
(in thousands, except share data)	Common Stock		Capital	Retained	Comprehensive	controlling	Shareholders'
(unaudited)	Shares	Amount	Surplus	Deficit	Income (Loss)	Interest	Equity
Balance at December 31, 2012	170,265,150	$1,703	$586,347	$(408,940)	$6,837	$1,222	$187,169
Net income	-	-	-	3,525	-	1,642	5,167
Other comprehensive loss	-	-	-	-	(5,728)	-	(5,728)
Stock-based compensation expense	-	-	744	-	-	-	744
Common stock surrendered	(1,886)	-	(3)	-	-	-	(3)
Distributed non-controlling interest	-	-	-	-	-	(2,354)	(2,354)
Balance at September 30, 2013	170,263,264	$1,703	$587,088	$(405,415)	$1,109	$510	$184,995
See accompanying notes to the unaudited consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Nine Months Ended
(unaudited)	September 30, 2013	September 30, 2012
Operating Activities:
Net income (loss)	$5,167	$(17,160)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	2,604	3,082
Amortization of intangible assets and fair value adjustments	923	1,149
Provision for loan losses	1,000	14,124
Proceeds from mortgage loans held for sale	548,237	443,936
Originations of mortgage loans held for sale	(493,802)	(441,125)
Stock-based compensation expense	744	34
Net amortization of premiums and accretion of discounts on
investment securities available for sale	2,210	2,950
Income from bank-owned life insurance	(3,017)	(1,261)
Gain (loss) on sale of premises and equipment	(123)	47
Impairment of premises and equipment	2,825	-
Losses on other real estate owned and repossessed assets	2,056	14,357
Gain on sale of investment securities available for sale	(763)	(479)
Changes in:
Interest receivable	215	740
Other assets	6,737	454
Interest payable	788	839
Other liabilities	1,424	(3,092)
Net cash provided by operating activities	77,225	18,595
Investing Activities:
Proceeds from maturities and calls of investment
securities available for sale	47,941	61,946
Proceeds from sale of investment securities available for sale	27,349	55,690
Purchase of investment securities available for sale	(101,636)	(127,048)
Purchase of restricted equity securities	(87)	(1,168)
Purchase of premises and equipment	(1,252)	(1,804)
Net decrease in loans	32,945	32,406
Proceeds from sale of restricted equity securities	919	3,456
Proceeds from sale of other real estate owned and repossessed assets, net	10,747	25,065
Proceeds from sale of premises and equipment	1,714	7,542
Net cash provided by investing activities	18,640	56,085
Financing Activities:
Net decrease in deposits	(58,369)	(166,939)
Repayments of Federal Home Loan Bank borrowings	(10,050)	(50)
Distributed non-controlling interest	(2,354)	(1,475)
Issuance of common shares, net	-	90,969
Net cash used in financing activities	(70,773)	(77,495)
Increase (decrease) in cash and cash equivalents	25,092	(2,815)
Cash and cash equivalents at beginning of period	101,217	138,067
Cash and cash equivalents at end of period	$126,309	$135,252
Supplemental cash flow information:
Cash paid for interest	$9,530	$12,634
Cash paid for (refunded from) income taxes	(5,080)	265
Supplemental non-cash information:
Change in unrealized gain (loss) on securities available for sale	(5,728)	1,924
Transfers from other real estate owned and repossessed assets to loans	5,230	-
Transfers from loans to other real estate owned and repossessed assets	25,014	19,870
Transfers from premises and equipment to other real estate owned
and repossessed assets	3,352	-
See accompanying notes to the unaudited consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hampton Roads Bankshares, Inc. (the “Company,” “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation.  The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”).

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

On January 31, 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities that clarifies the intended scope of the disclosures required by ASU 2011-11, Disclosures About Offsetting Assets and Liabilities that facilitates comparison between GAAP and International Financial Reporting Standards by requiring companies to provide enhanced disclosures for financial instruments and derivative instruments to enable users to evaluate the effect or potential effect of netting arrangements.  This amendment is to be applied retrospectively for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

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

To date, the Company has complied with the actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement; additionally, BOHR has materially complied with the actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement.  The Risk Committee has been appointed to oversee the Company’s compliance with the terms of the Written Agreement and has met quarterly to review compliance.  Written plans have been submitted and implemented for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations.  The Company also submitted and implemented written policies and procedures for maintaining an adequate allowance for loan losses and its plans for all other real estate owned and nonaccrual and delinquent loans in excess of $2.5 million.  Additionally, the Company instituted the required review process for all classified loans.  The Company charged off the assets identified as loss from the previous examination.  As of September 30, 2013, the Company exceeded the regulatory capital minimums and BOHR and Shore were both considered “well capitalized” under the risk-based capital standards.  The FRB modified its interpretation of the Written Agreement and now takes the position that it prohibits BOHR from accepting new brokered deposits.  Based on prior guidance, BOHR accepted new brokered deposits after it became well capitalized, which technically did not comply with the Written Agreement under the FRB’s modified interpretation.    We do not believe the new interpretation or our earlier actions will have any material adverse effect on the Company or our liquidity, expenses, or financial condition.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

NOTE C – CORRECTION OF IMMATERIAL ERROR

Following the purchase of Gateway Financial Holdings, Inc. (“Gateway”) on December 31, 2008, the Company began amortizing a purchase accounting adjustment related to the acquired amounts of Trust Preferred Securities (“TRUPs”) on a straight-line method basis.  The Company identified this error beginning in 2012 and began amortizing the remaining purchase accounting adjustment using the effective-interest method, which is the preferred method under GAAP if the effect of using a different method would be material to the financial statements.  Accordingly, the use of the straight-line method in years prior to 2012 resulted in an immaterial overstatement of the Company’s net loss from operations and borrowings related to the TRUPs.

Management evaluated the materiality of this error quantitatively and qualitatively and has concluded that it was not material to any prior period annual and quarterly financial statements.  However, because the adjustment to correct the error in 2013 would have had a material effect on the 2013 financial statements, the correction is reflected retroactively within the December 31, 2012 consolidated balance sheet of this Form 10-Q and the Company intends to revise its financial statements for certain annual periods through subsequent periodic filings.  For quarters prior to September 30, 2013, the Company’s financial statements have not been revised as the net amount of the error was insignificant.  The following table (in thousands) sets forth the effect this correction had on the Company’s prior period reported financial statements.

	2009			2010			2011
	As		As	As		As	As		As
Statement of	Reported	Adjustment	Adjusted	Reported	Adjustment	Adjusted	Reported	Adjustment	Adjusted
Operations
Interest expense	$44,294	$(361)	$4,399	$46,240	$(1,017)	$45,223	$29,324	$(1,068)	$28,256

Net loss	(201,450)	361	(201,089)	(210,356)	1,017	(209,339)	(98,002)	1,068	(96,934)

Balance Sheet
Other borrowings	49,254	(361)	48,893	49,853	(1,017)	48,836	40,617	(1,068)	39,549
Net effect in
shareholders' equity	125,013	361	125,374	190,795	1,017	191,812	113,668	1,068	114,736

NOTE D – EARNINGS PER SHARE

The following table (in thousands except share data) shows the basic and diluted earnings (loss) per share calculations for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$2,804	$(5,921)	$3,525	$(19,493)
Shares:
Weighted average number
of common shares outstanding	170,388,263	108,785,717	170,389,513	60,349,261
Dilutive stock awards and warrants	2,067,958	-	2,025,830	-
Diluted weighted average number of
common shares outstanding	172,456,221	108,785,717	172,415,343	60,349,261
Basic income (loss) per share	$0.02	$(0.05)	$0.02	$(0.32)
Diluted income (loss) per share	$0.02	$(0.05)	$0.02	$(0.32)

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

The Company issued a ten-year warrant to purchase 757,643 common shares at an exercise price of $0.70 per share.  These shares were not included in the computation of diluted earnings per share as the effect was anti-dilutive for the three and nine month periods ended September 30, 2012 as presented in the table above.  Additionally, for the three and nine month periods ended September 30, 2013 and 2012, the number of anti-dilutive awards excluded from the diluted earnings per share calculation was 26 thousand and 28 thousand shares, respectively, consisting of out-of-the-money stock options.

NOTE E – INVESTMENT SECURITIES

The amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale (in thousands) at September 30, 2013 and December 31, 2012 were as follows.

	September 30, 2013
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. agency securities	$26,285	$634	$221	$26,698
State and municipal securities	526	27	-	553
Corporate bonds	17,249	263	5	17,507
Mortgage-backed securities - agency	201,371	3,090	2,626	201,835
Mortgage-backed securities - non-agency	4,871	30	31	4,870
Asset-backed securities	43,828	110	268	43,670
Equity securities	387	106	-	493
Total investment securities available for sale	$294,517	$4,260	$3,151	$295,626

	December 31, 2012
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
U.S. agency securities	$31,522	$1,477	$11	$32,988
State and municipal securities	527	104	-	631
Corporate bonds	2,864	89	-	2,953
Mortgage-backed securities - agency	202,024	5,431	261	207,194
Mortgage-backed securities - non-agency	30,703	432	485	30,650
Asset-backed securities	1,458	44	-	1,502
Equity securities	520	44	27	537
Total investment securities available for sale	$269,618	$7,621	$784	$276,455

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Unrealized losses

The following tables reflect the fair values and gross unrealized losses (in thousands) aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012.

	September 30, 2013
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. agency securities	$9,345	$221	$-	$-	$9,345	$221
Corporate bonds	4,110	5	-	-	4,110	5
Mortgage-backed securities - agency	82,792	2,548	1,550	78	84,342	2,626
Mortgage-backed securities - non-agency	2,302	31	-	-	2,302	31
Asset-backed securities	27,722	268	-	-	27,722	268
	$126,271	$3,073	$1,550	$78	$127,821	$3,151

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. agency securities	$3,989	$11	$-	$-	$3,989	$11
Mortgage-backed securities - agency	16,957	261	-	-	16,957	261
Mortgage-backed securities - non-agency	13,149	485	-	-	13,149	485
Equity securities	66	12	40	15	106	27
	$34,161	$769	$40	$15	$34,201	$784

Debt securities with unrealized losses totaling $3.2 million at September 30, 2013 included four U.S. agency securities, three corporate bonds,  37 mortgage-backed securities – agency, seven mortgage-backed securities – non-agency, and 15 asset-backed securities compared with unrealized losses totaling $757 thousand at December 31, 2012, which included two U.S. agency securities and 19 mortgage-backed securities.  The severity and duration of this unrealized loss will fluctuate with interest rates in the economy.

At September 30, 2013,  no equity securities experienced an unrealized loss compared with five equity securities with an unrealized loss of $27 thousand at December 31, 2012.

Other-than-temporary impairment (“OTTI”)

During the first nine months of 2013 and 2012, no securities were determined to be other-than-temporarily impaired and no impairment losses were recognized through noninterest income.   No additional amount was included in accumulated other comprehensive income in the equity section of the balance sheet for other-than-temporarily impaired securities as of September 30, 2013 or 2012.

Management evaluates securities for OTTI at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation.  In determining OTTI, management considers many factors including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by microeconomic conditions, and (4) whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before its anticipated recovery.  The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on information available to management at a point in time.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

When OTTI occurs, the amount of OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, less any current period credit loss.  If an entity intends to sell or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the total OTTI related to other factors is recognized in comprehensive income net of applicable taxes.  The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

During 2013, none of the Company’s investment securities were determined to be other-than-temporarily impaired.

Maturities of investment securities

The amortized cost and fair value by contractual maturity of investment securities available for sale (in thousands) that are not determined to be other-than-temporarily impaired at September 30, 2013 and December 31, 2012 are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed and asset-backed securities, which are not due at a single maturity date, and equity securities, which do not have contractual maturities, are shown separately.

	September 30, 2013
	Amortized Cost	Fair Value
Due in one year or less	$-	$-
Due after one year but less than five years	13,203	13,428
Due after five years but less than ten years	13,341	13,507
Due after ten years	17,516	17,823
Mortgage-backed securities - agency	201,371	201,835
Mortgage-backed securities - non-agency	4,871	4,870
Asset-backed securities	43,828	43,670
Equity securities	387	493
Total available-for-sale securities	$294,517	$295,626

	December 31, 2012
	Amortized Cost	Fair Value
Due in one year or less	$998	$1,024
Due after one year but less than five years	5,196	5,359
Due after five years but less than ten years	9,372	9,759
Due after ten years	19,347	20,430
Mortgage-backed securities - agency	202,024	207,194
Mortgage-backed securities - non-agency	30,703	30,650
Asset-backed securities	1,458	1,502
Equity securities	520	537
Total available-for-sale securities	$269,618	$276,455

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Federal Home Loan Bank (“FHLB”)

The Company’s investment in FHLB stock totaled $11.2 million at September 30, 2013.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security because it is required to be held in order to access FHLB advances (i.e. borrowings).  It is carried at cost as there is not an active market or exchange for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2013, and no impairment has been recognized.

Federal Reserve Bank (“FRB”) and Other Restricted Stock

The Company’s investment in FRB and other restricted stock totaled $6.1 million at September 30, 2013.  FRB stock comprises the majority of this amount and is generally viewed as a long-term investment and as a restricted investment security.  It is carried at cost as there is not an active market or exchange for the stock other than the FRB or member institutions.

NOTE F  – LOANS AND ALLOWANCE FOR LOAN LOSSES

The Company grants commercial and industrial, real estate, and installment loans to customers throughout its lending areas.  Although the Company has a diversified loan portfolio, a substantial portion of the Company’s debtors’ abilities to honor their contracts is dependent upon the economic environment of the lending area.  The major segments of loans (in thousands) as of September 30, 2013 and December 31, 2012 are summarized as follows.

	September 30, 2013	December 31, 2012
Commercial and Industrial	$218,504	$267,080
Construction	171,683	206,391
Real estate - commercial mortgage	569,325	530,042
Real estate - residential mortgage	356,998	372,591
Installment loans	55,759	56,302
Deferred loan fees and related costs	(1,541)	(131)
Total loans	$1,370,728	$1,432,275

Allowance for Loan Losses

A rollforward of the activity (in thousands) within the allowance for loan losses by loan type and recorded investment in loans for the three and nine months ended September 30, 2013 and 2012 is as follows.

	Three Months Ended September 30, 2013
			Real Estate -
	Commercial and Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,430	$11,223	$8,100	$8,670	$701	$6,110	$38,234
Charge-offs	(920)	(218)	(14)	(1,244)	(47)	-	(2,443)
Recoveries	260	682	269	674	25	-	1,910
Provision	(91)	(575)	2,409	(625)	(67)	(1,051)	-
Ending balance	$2,679	$11,112	$10,764	$7,475	$612	$5,059	$37,701

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

	Three Months Ended September 30, 2012
			Real Estate -
	Commercial and Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$11,450	$16,494	$14,457	$10,924	$850	$8,732	$62,907
Charge-offs	(4,040)	(2,310)	(4,304)	(2,467)	(160)	-	(13,281)
Recoveries	569	1,280	206	204	83	-	2,342
Provision	981	(591)	2,140	1,810	295	(2,159)	2,476
Ending balance	$8,960	$14,873	$12,499	$10,471	$1,068	$6,573	$54,444

	Nine Months Ended September 30, 2013
			Real Estate -
	Commercial and Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Unallocated	Total
Allowance for loan losses:

Beginning balance	$6,253	$15,728	$9,862	$9,953	$887	$5,699	$48,382
Charge-offs	(5,373)	(3,886)	(767)	(6,649)	(291)	-	(16,966)
Recoveries	1,349	1,415	676	1,687	158	-	5,285
Provision	450	(2,145)	993	2,484	(142)	(640)	1,000
Ending balance	$2,679	$11,112	$10,764	$7,475	$612	$5,059	$37,701

Ending balance: attributable to
loans individually evaluated
for impairment	$581	$4,024	$4,548	$2,390	$88		$11,631
Recorded investment: loans
individually evaluated for
impairment	$4,675	$14,067	$30,603	$20,468	$310

Ending balance: attributable to
loans collectively evaluated
for impairment	$2,098	$7,088	$6,216	$5,085	$524	$5,059	$26,070
Recorded investment: loans
collectively evaluated for
impairment	$213,829	$157,616	$538,722	$336,530	$55,449

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

	Nine Months Ended September 30, 2012
			Real Estate -
	Commercial and Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Unallocated	Total
Allowance for loan losses:

Beginning balance	$13,605	$24,826	$17,101	$12,060	$2,067	$5,288	$74,947
Charge-offs	(15,505)	(9,498)	(7,810)	(7,692)	(428)	-	(40,933)
Recoveries	1,048	2,773	1,556	755	174	-	6,306
Provision	9,812	(3,228)	1,652	5,348	(745)	1,285	14,124
Ending balance	$8,960	$14,873	$12,499	$10,471	$1,068	$6,573	$54,444

Ending balance: attributable to
loans individually evaluated
for impairment	$4,609	$4,628	$5,812	$4,503	$228		$19,780
Recorded investment: loans
individually evaluated for
impairment	$28,277	$38,679	$57,082	$39,295	$554

Ending balance: attributable to
loans collectively evaluated
for impairment	$4,351	$10,245	$6,687	$5,968	$840	$6,573	$34,664
Recorded investment: loans
collectively evaluated for
impairment	$218,848	$194,515	$475,802	$340,263	$23,748

Impaired Loans

Total impaired loans were $70.1 million and $141.0 million at September 30, 2013 and December 31, 2012, respectively.  Collateral dependent impaired loans, which are measured at the fair value of the underlying collateral less costs to sell, were $70.0 million and $134.5 million at September 30, 2013 and December 31, 2012, respectively.

Impaired loans for which no specific allowance is provided totaled $42.9 million and $84.8 million at September 30, 2013 and December 31, 2012, respectively.  Loans written down to their estimated fair value of collateral less the costs to sell account for $16.4 million and $54.0 million of the impaired loans for which no allowance has been provided as of September 30, 2013 and December 31, 2012, respectively, and the weighted average age of appraisals for these loans is 0.44 years at September 30, 2013.  The remaining impaired loans for which no allowance is provided are expected to be fully covered by the fair value of the collateral, and therefore, no additional loss is expected on these loans.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

The following charts show recorded investment, unpaid balance, and related allowance of impaired loans (in thousands) by major segment and class as of September 30, 2013 and December 31, 2012.  Certain amounts within the real estate – residential mortgage segment in the prior period have been reclassified between classes due to the improper description assigned to these loans.  These reclassifications did not have a material impact on our allowance for loan losses in any period presented.

				Three Months Ended		Nine Months Ended
	September 30, 2013			September 30, 2013		September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$3,148	$5,130	$-	$5,360	$1	$5,475	$6
Construction
1-4 family residential
construction	417	417	-	420	-	420	-
Commercial construction	7,623	11,056	-	10,248	-	10,304	1
Real estate
Commercial Mortgage
Owner occupied	14,542	15,707	-	16,057	83	16,260	187
Non-owner occupied	3,274	12,755	-	12,838	7	12,854	22
Residential Mortgage
Secured by 1-4 family
1st lien	11,851	14,481	-	14,194	27	14,762	82
Junior lien	1,912	3,495	-	3,689	1	3,698	4
Installment	115	327	-	328	-	328	-
	$42,882	$63,368	$-	$63,134	$119	$64,101	$302
With an allowance recorded:
Commercial & Industrial	$1,527	$1,527	$581	$2,441	$-	$2,490	$7
Construction
1-4 family residential
construction	-	-	-	-	-	-	-
Commercial construction	6,027	7,413	4,024	6,901	4	6,910	11
Real estate
Commercial Mortgage
Owner occupied	8,549	8,619	1,907	8,601	58	8,641	168
Non-owner occupied	4,238	4,260	2,641	4,278	9	5,783	28
Residential Mortgage
Secured by 1-4 family
1st lien	5,071	5,071	1,314	5,084	45	5,100	94
Junior lien	1,634	1,634	1,076	1,643	6	1,648	16
Installment	195	195	88	195	1	168	4
	$27,241	$28,719	$11,631	$29,143	$123	$30,740	$328
Total:
Commercial & Industrial	$4,675	$6,657	$581	$7,801	$1	$7,965	$13
Construction	14,067	18,886	4,024	17,569	4	17,634	12
Real estate -
Commercial mortgage	30,603	41,341	4,548	41,774	157	43,538	405
Residential mortgage	20,468	24,681	2,390	24,610	79	25,208	196
Installment	310	522	88	523	1	496	4
Total	$70,123	$92,087	$11,631	$92,277	$242	$94,841	$630

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

				Three Months Ended		Nine Months Ended
	December 31, 2012			September 30, 2012		September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized

With no related
allowance recorded:
Commercial & Industrial	$20,388	$28,576	$-	$12,656	1	$18,166	$29
Construction
1-4 family residential
construction	2,328	2,925	-	2,461	-	2,586	-
Commercial construction	17,739	42,591	-	20,226	117	23,543	119
Real estate
Commercial Mortgage
Owner occupied	21,277	26,246	-	20,917	19	24,561	195
Non-owner occupied	7,639	17,426	-	9,073	(66)	7,056	119
Residential Mortgage
Secured by 1-4 family
1st lien	10,818	13,746	-	11,084	(51)	15,260	23
Junior lien	4,354	7,817	-	4,129	1	6,274	3
Installment	220	469	-	223	1	201	4
	$84,763	$139,796	$-	$80,769	$22	$97,647	$492
With an allowance recorded:
Commercial & Industrial	$3,097	$3,103	$2,005	$14,824	34	$10,633	$36
Construction
1-4 family residential
construction	-	-	-	3,649	(94)	391	-
Commercial construction	14,697	16,418	5,318	21,397	(64)	14,278	178
Real estate
Commercial Mortgage
Owner occupied	13,961	13,998	2,417	20,761	152	19,718	310
Non-owner occupied	6,497	6,497	776	6,340	155	6,921	155
Residential Mortgage
Secured by 1-4 family
1st lien	14,918	15,127	2,964	19,822	174	16,521	570
Junior lien	2,838	2,854	1,148	4,216	6	2,056	18
Installment	216	217	155	262	4	352	4
	$56,224	$58,214	$14,783	$91,271	$367	$70,870	$1,271
Total:
Commercial & Industrial	$23,485	$31,679	$2,005	$27,480	$35	$28,799	$65
Construction	34,764	61,934	5,318	47,733	(41)	40,798	297
Real estate -
Commercial mortgage	49,374	64,167	3,193	57,091	260	58,256	779
Residential mortgage	32,928	39,544	4,112	39,251	130	40,111	614
Installment	436	686	155	485	5	553	8
Total	$140,987	$198,010	$14,783	$172,040	$389	$168,517	$1,763

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Non-performing Assets

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and other real estate owned and repossessed assets.  Total non-performing assets were $87.1 million or 4% of total assets at September 30, 2013 compared with $130.7 million or 6% of total assets at December 31, 2012.  Non-performing assets (in thousands) as of September 30, 2013 and December 31, 2012 were as follows.

	September 30, 2013	December 31, 2012
Loans 90 days past due and still accruing interest	$320	$1,024
Nonaccrual loans, including nonaccrual impaired loans	47,604	97,411
Other real estate owned and repossessed assets	39,196	32,215
Non-performing assets	$87,120	$130,650

Nonaccrual and Past Due Loans

A reconciliation of non-performing loans to impaired loans (in thousands) for the periods ended September 30, 2013 and December 31, 2012 is as follows.

	September 30, 2013	December 31, 2012
Loans 90 days past due and still accruing interest	$320	$1,024
Nonaccrual loans, including nonaccrual impaired loans	47,604	97,411
Total non-performing loans	47,924	98,435
TDRs on accrual	17,775	16,945
Impaired loans on accrual	4,424	25,607
Total impaired loans	$70,123	$140,987

Nonaccrual loans were $47.6 million at September 30, 2013 compared to $97.4 million at December 31, 2012.  If income on nonaccrual loans had been recorded under original terms, $2.0 million and $5.7 million of additional interest income would have been recorded for the nine months ended September 30, 2013 and 2012, respectively.  The following table provides a rollforward of nonaccrual loans (in thousands) for the nine months ended September 30, 2013.

			Real Estate
	Commercial & Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Total
Balance at December 31, 2012	$22,413	$28,505	$25,032	$21,206	$255	$97,411
Transfers in	1,404	8,177	10,013	6,812	116	26,522
Transfers to OREO	(8,405)	(3,111)	(3,366)	(5,807)	(3)	(20,692)
Charge-offs	(4,919)	(3,638)	(804)	(5,553)	(114)	(15,028)
Payments	(7,196)	(15,018)	(7,983)	(2,698)	(33)	(32,928)
Return to accrual	(8)	(1,632)	(5,357)	(670)	(14)	(7,681)
Loan type reclassification	1,310	336	(1,646)	-	-	-
Balance at September 30, 2013	$4,599	$13,619	$15,889	$13,290	$207	$47,604

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Age Analysis of Past Due Loans

An age analysis of past due loans (in thousands) as of September 30, 2013 and December 31, 2012 is as follows.

	September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Accruing
Commercial & Industrial	$547	$128	$4,599	$5,274	$213,230	$218,504	$-
Construction
1-4 family residential construction	-	-	417	417	19,466	19,883	-
Commercial construction	2,542	-	13,202	15,744	136,056	151,800	-
Real estate
Commercial Mortgage
Owner occupied	230	-	9,362	9,592	266,911	276,503	-
Non-owner occupied	44	-	6,527	6,571	286,251	292,822	-
Residential Mortgage
Secured by 1-4 family, 1st lien	555	-	10,945	11,500	213,327	224,827	320
Secured by 1-4 family, junior lien	455	-	2,665	3,120	129,051	132,171	-
Installment	7	-	207	214	55,545	55,759	-
Deferred loan fees and related costs	-	-	-	-	(1,541)	(1,541)	-
Total	$4,380	$128	$47,924	$52,432	$1,318,296	$1,370,728	$320

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Accruing
Commercial & Industrial	$402	$141	$23,436	$23,979	$243,101	$267,080	$1,024
Construction
1-4 family residential construction	-	-	2,328	2,328	15,181	17,509	-
Commercial construction	973	780	26,177	27,930	160,952	188,882	-
Real estate
Commercial Mortgage
Owner occupied	1,882	87	19,920	21,889	269,863	291,752	-
Non-owner occupied	50	-	5,112	5,162	233,128	238,290	-
Residential Mortgage
Secured by 1-4 family, 1st lien	3,098	3,394	15,918	22,410	202,641	225,051	-
Secured by 1-4 family, junior lien	527	421	5,289	6,237	141,303	147,540	-
Installment	3	11	255	269	56,033	56,302	-
Deferred loan fees and related costs	-	-	-	-	(131)	(131)	-
Total	$6,935	$4,834	$98,435	$110,204	$1,322,071	$1,432,275	$1,024

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Credit Quality

The following tables provide information (in thousands) on September 30, 2013 and December 31, 2012 about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator.

	September 30, 2013
	Pass	Special Mention	Substandard	Nonaccrual Loans	Total
Commercial & Industrial	$196,275	$12,965	$4,665	$4,599	$218,504
Construction
1-4 family residential construction	18,165	57	1,244	417	19,883
Commercial construction	86,123	43,880	8,595	13,202	151,800
Real estate
Commercial Mortgage
Owner occupied	214,454	45,117	7,570	9,362	276,503
Non-owner occupied	246,752	28,856	10,687	6,527	292,822
Residential Mortgage
Secured by 1-4 family, 1st lien	168,493	31,371	14,338	10,625	224,827
Secured by 1-4 family, junior lien	120,904	6,810	1,792	2,665	132,171
Installment	51,465	3,743	344	207	55,759
Deferred loan fees and related costs	(1,541)	-	-	-	(1,541)
Total	$1,101,090	$172,799	$49,235	$47,604	$1,370,728

	December 31, 2012
	Pass	Special Mention	Substandard	Nonaccrual Loans	Total

Commercial & Industrial	$228,441	$8,560	$7,667	$22,412	$267,080
Construction
1-4 family residential construction	12,613	1,294	1,274	2,328	17,509
Commercial construction	98,084	25,513	39,108	26,177	188,882
Real estate
Commercial Mortgage
Owner occupied	212,589	39,003	20,240	19,920	291,752
Non-owner occupied	181,728	39,622	11,828	5,112	238,290
Residential Mortgage
Secured by 1-4 family, 1st lien	167,068	22,433	19,632	15,918	225,051
Secured by 1-4 family, junior lien	132,248	5,656	4,347	5,289	147,540
Installment	49,975	1,202	4,870	255	56,302
Deferred loan fees and related costs	(131)	-	-	-	(131)

Total	$1,082,615	$143,283	$108,966	$97,411	$1,432,275

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Modifications

Loans meeting the criteria to be classified as Troubled Debt Restructurings (“TDRs”) are included in impaired loans.   As of September 30, 2013 and December 31, 2012, loans classified as TDRs were $31.2 million and $34.7 million, respectively.  The following table shows the loans (in thousands) classified by management as TDRs at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial & Industrial	2	$884	6	$982
Construction
1-4 family residential construction	-	-	1	1,582
Commercial construction	12	5,588	16	8,711
Real estate
Commercial Mortgage
Owner occupied	13	15,219	12	11,118
Non-owner occupied	2	1,388	4	7,001
Residential Mortgage
Secured by 1-4 family, 1st lien	28	7,822	24	5,093
Secured by 1-4 family, junior lien	5	340	1	181
Installment	1	4	-	-
Total	63	$31,245	64	$34,668

Of total TDRs, $18.4 million was accruing and $12.8 million was nonaccruing at September 30, 2013 and $16.9 million was accruing and $17.7 million was nonaccruing at December 31, 2012.  Loans that are on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers whether such loans may return to accrual status.  TDRs in nonaccrual status are returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan in accordance with the modified terms.   There were no nonaccrual TDRs that were returned to accrual status during the nine months ended September 30, 2013 and $546 thousand were returned to accrual status during the year ended December 31, 2012.  The following table shows a rollforward of accruing and nonaccruing TDRs (in thousands) for the nine months ended September 30, 2013.

	Accruing	Non Accruing	Total
Balance at December 31, 2012	$16,945	$17,723	$34,668
Charge-offs	-	(490)	(490)
Payments	(250)	(9,089)	(9,339)
New TDR designation	7,722	3,760	11,482
Release TDR designation	(5,076)	-	(5,076)
Transfer	(884)	884	-
Balance at September 30, 2013	$18,457	$12,788	$31,245

The allowance for loan losses allocated to TDRs was $4.6 million and $1.7 million at September 30, 2013 and December 31, 2012.  The total of TDRs charged off were $490 thousand during the nine months ended September 30, 2013 and $4.0 million during the year ended December 31, 2012.

At a minimum, TDRs are reported as such during the calendar year in which the restructuring or modification takes place.  In subsequent years, TDRs may be removed from this disclosure classification if the loan did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement.  The Company had one loan totaling $5.1 million that was removed from TDR status during the first nine months of 2013.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

The following tables show a summary of the primary reason and pre- and post-modification outstanding recorded investment (in thousands, except number of contracts) for loan modifications that were classified as TDRs during the three and nine month periods ended September 30, 2013 and 2012.  These tables include modifications made to existing TDRs as well as new modifications that are considered TDRs for the periods presented.  TDRs made with a  below market rate that also include a modification of loan structure are included under rate change.

	For the Three Months Ended September 30, 2013
	Rate			Structure
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial & Industrial	-	$-	$-	-	$-	$-
Construction
1-4 family residential construction	-	-	-	-	-	-
Commercial construction	-	-	-	3	3,241	3,241
Real estate
Commercial Mortgage
Owner occupied	-	-	-	-	-	-
Non-owner occupied	-	-	-	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	-	-	-	4	472	472
Secured by 1-4 family, junior lien	-	-	-	2	108	108
Installment	-	-	-	1	4	4
Total	-	$-	$-	10	$3,825	$3,825

	For the Three Months Ended September 30, 2012
	Rate			Structure
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial & Industrial	2	$897	$897	-	$-	$-
Construction
1-4 family residential construction	-	-	-	-	-	-
Commercial construction	1	334	186	-	-	-
Real estate
Commercial Mortgage
Owner occupied	1	551	551	-	-	-
Non-owner occupied	-	-	-	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	1	400	316	-	-	-
Secured by 1-4 family, junior lien	-	-	-	-	-	-
Installment	-	-	-	-	-	-
Total	5	$2,182	$1,950	-	$-	$-

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

	For the Nine Months Ended September 30, 2013
	Rate			Structure
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial & Industrial	-	$-	$-	-	$-	$-
Construction
1-4 family residential construction	-	-	-	-	-	-
Commercial construction	-	-	-	3	3,241	3,241
Real estate
Commercial Mortgage
Owner occupied	-	-	-	2	4,721	4,721
Non-owner occupied	-	-	-	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	1	2,010	2,004	5	1,347	1,347
Secured by 1-4 family, junior lien	-	-	-	4	159	159
Installment	-	-	-	1	4	4
Total	1	$2,010	$2,004	15	$9,472	$9,472

Included in the above table are five loans totaling $5.6 million that met the criteria to be classified as a TDR during first quarter 2013 and were not previously disclosed in this table.

	For the Nine Months Ended September 30, 2012
	Rate			Structure
Troubled Debt Restructurings	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial & Industrial	2	$897	$897	-	$-	$-
Construction
1-4 family residential construction	-	-	-	-	-	-
Commercial construction	2	724	576	5	1,350	1,350
Real estate
Commercial Mortgage
Owner occupied	2	7,142	5,784	-	-	-
Non-owner occupied	-	-	-	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	1	400	316	2	868	868
Secured by 1-4 family, junior lien	-	-	-	-	-	-
Installment	-	-	-	-	-	-
Total	7	$9,163	$7,573	7	$2,218	$2,218

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 2013 and 2012, the Company had no loans modified as TDRs within the previous twelve months and for which there was a payment default and subsequent movement of the TDR to nonaccrual status during the period.

Loans that are considered TDRs are considered specifically impaired and the primary consideration for measurement of impairment is the present value of the expected cash flows.  However, given the prevalence of real estate secured loans in the Company’s portfolio of troubled assets, the majority of the Company’s TDR loans are ultimately considered collateral-dependent.  Impairments are, therefore, calculated based upon the fair value of the underlying collateral and observable market prices for the sale of the respective notes are not considered as a basis for impairment for any of the Company’s loans.  To determine fair value, the Company utilizes a proprietary database of its own historical property appraisals in conjunction with external data and applies a relevant discount derived from analysis of appraisals of similar property type, vintage, and geographic location.

The Company does not participate in any government or company sponsored TDR programs and holds no corresponding assets.  Rather, loans are individually modified in situations where the Company believes it will minimize the probability of losses to the Company.  Additionally, the Company had no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs at September 30, 2013 and December 31, 2012.

NOTE G – PREMISES, EQUIPMENT, AND LEASES

During the first quarter of 2013, the Company incurred a $2.8 million charge as a result of a decision to consolidate certain branches.  This consolidation also resulted in an additional $3.4 million decrease in premises and equipment from transferring branch buildings and land to other real estate owned.  Premises and equipment (in thousands) at September 30, 2013 and December 31, 2012 are summarized as follows.

	September 30, 2013	December 31, 2012
Land	$24,260	$26,823
Buildings and improvements	48,845	54,846
Leasehold improvements	1,458	2,187
Equipment, furniture, and fixtures	14,526	16,535
Construction in progress	445	245
	89,534	100,636
Less accumulated depreciation and amortization	(19,900)	(21,979)
Premises and equipment, net	$69,634	$78,657

NOTE H – OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

The following table shows a rollforward of other real estate owned and repossessed assets (in thousands) for the nine months ended September 30, 2013.

Balance at December 31, 2012	$32,215
Additions	25,014
Sales	(15,977)
Gain on sales	369
Provision for losses	(2,425)
Balance at September 30, 2013	$39,196

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Other real estate owned and repossessed assets are presented net of an allowance for losses.  An analysis of the allowance for losses (in thousands) on these assets as of and for the nine months ended September 30, 2013 and 2012 is as follows.

	September 30, 2013	September 30, 2012
Balance at beginning of year	$19,100	$20,022
Provision for losses	2,425	7,262
Charge-offs	(7,951)	(8,995)
Balance at end of period	$13,574	$18,289

Expenses (in thousands) applicable to other real estate owned and repossessed assets for the three and nine months ended September 30, 2013 and 2012 include the following.

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
(Gains) losses on sale of
other real estate owned	$(370)	$3,751	$(369)	$7,095
Provision for losses	748	2,694	2,425	7,262
Operating expenses	694	1,115	1,329	2,222
Total	$1,072	$7,560	$3,385	$16,579

NOTE I - STOCK-BASED COMPENSATION

On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan (the “Plan”), which succeeded the Company’s 2006 Stock Incentive Plan and provided for the grant of up to 2,750,000 shares of our common stock, par value $0.01 per share (“Common Stock”), as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities.  On June 25, 2012, the Company’s shareholders approved an amendment to the Plan that increased the number of shares reserved for issuance under the Plan to 13,675,000 of which 11,879,477 remain to be granted as of September 30, 2013.

Stock Options

Outstanding stock options consist of grants made to the Company’s directors and employees under stock compensation plans that have been approved by the Company’s shareholders.  All outstanding options have original terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over three to ten years.  No options were granted during the nine months ended September 30, 2013 or 2012.  A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2013 is as follows.

	Options Outstanding	Weighted Average Exercise Price	Average Intrinsic Value
Balance at December 31, 2012	26,658	$376.76	$-
Expired	(660)	178.24	-
Balance at September 30, 2013	25,998	$381.81	$-

Options exercisable at September 30, 2013	25,651	$382.83	$-

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Restricted Stock Units

The Company has granted restricted stock units to certain directors and employees as part of incentive programs.  The restricted stock units are settled in Company Common Stock and will generally vest over one year or in certain instances, the later of two years from the date of the grant; the date the Company is no longer subject to the executive compensation and corporate governance requirements of Section 111(b) of the Emergency Economic and Stabilization Act of 2008, as amended; or the date the Company is no longer subject to the Written Agreement.  Grants of these awards were valued based on the closing price on the day of grant.  Compensation expense for outstanding restricted stock units is recognized ratably over the vesting periods of the awards.  The RSUs are not eligible to receive dividends or dividend equivalence until the RSUs are settled in Company Common Stock.  At that time, the participant will be entitled to all the same rights as a shareholder of the Company.

A summary of the Company’s restricted stock unit activity and related information for the nine months ended September 30, 2013 is as follows.

		Weighted-Average
	Number of Units	Grant Date Fair Value
Balance at December 31, 2012	1,207,939	$1.12
Granted	652,317	1.46
Forfeited	(189,732)	1.12
Balance at September 30, 2013	1,670,524	$1.25

As of September 30, 2013, there was $1.5 million of total unrecognized compensation cost related to restricted stock units.  That cost is expected to be recognized over a weighted-average period of 1.2 years.  There were no restricted stock units that vested during the nine months ended September 30, 2013.

Compensation cost relating to share-based transactions is accounted for in the consolidated financial statements based on the fair value of the share-based award.  Stock-based compensation expense (in thousands) recognized in the consolidated statements of operations for the nine months ended September 30, 2013 and 2012  was as follows.

	September 30,
	2013	2012
Expense recognized:
Related to stock options	$24	$4
Related to restricted stock units	720	30
Related tax benefit	-	-

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

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

The following tables show certain financial information (in thousands) for the three and nine months ended September 30, 2013 and 2012 and as of September 30, 2013 and December 31, 2012 for each segment and in total.

	Total	Elimination	BOHR	Shore	Mortgage	Other
Total Assets at September 30, 2013	$1,985,420	$(78,386)	$1,661,998	$339,694	$43,340	$18,774

Total Assets at December 31, 2012	$2,054,092	$(125,465)	$1,750,997	$312,764	$93,856	$21,940

Three Months Ended
September 30, 2013	Total	Elimination	BOHR	Shore	Mortgage	Other
Net interest income (loss)	$15,800	$-	$13,114	$2,907	$263	$(484)
Provision for loan losses	-	-	-	-	-	-
Net interest income (loss) after
provision for loan losses	15,800	-	13,114	2,907	263	(484)
Noninterest income	7,902	(53)	4,309	476	3,139	31
Noninterest expense	20,790	(53)	13,813	2,864	3,217	949
Income (loss) before provision
for income taxes	2,912	-	3,610	519	185	(1,402)
Provision for income taxes	22	-	(120)	10	130	2
Net income (loss)	2,890	-	3,730	509	55	(1,404)
Net income attributable
to non-controlling interest	86	-	-	-	86	-
Net income (loss) attributable
to Hampton Roads Bankshares, Inc.	$2,804	$-	$3,730	$509	$(31)	$(1,404)

Three Months Ended
September 30, 2012	Total	Elimination	BOHR	Shore	Mortgage	Other
Net interest income (loss)	$15,837	$-	$13,391	$2,819	$101	$(474)
Provision for loan losses	2,476	-	2,455	21	-	-
Net interest income (loss) after
provision for loan losses	13,361	-	10,936	2,798	101	(474)
Noninterest income	2,200	(61)	(3,067)	102	5,186	40
Noninterest expense	20,394	(61)	15,301	2,019	3,094	41
Income (loss) before provision
for income taxes	(4,833)	-	(7,432)	881	2,193	(475)
Provision for income taxes	-	-	-	-	-	-
Net income (loss)	(4,833)	-	(7,432)	881	2,193	(475)
Net income attributable
to non-controlling interest	1,088	-	-	-	1,088	-
Net income (loss) attributable
to Hampton Roads Bankshares, Inc.	$(5,921)	$-	$(7,432)	$881	$1,105	$(475)

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Nine Months Ended
September 30, 2013	Total	Elimination	BOHR	Shore	Mortgage	Other
Net interest income (loss)	$47,825	$-	$39,857	$8,775	$610	$(1,417)
Provision for loan losses	1,000	-	500	500	-	-
Net interest income (loss) after
provision for loan losses	46,825	-	39,357	8,275	610	(1,417)
Noninterest income	20,914	(178)	6,250	986	13,353	503
Noninterest expense	62,415	(178)	41,130	8,500	10,614	2,349
Income (loss) before provision
for income taxes	5,324	-	4,477	761	3,349	(3,263)
Provision for income taxes	157	-	-	20	130	7
Net income (loss)	5,167	-	4,477	741	3,219	(3,270)
Net income attributable
to non-controlling interest	1,642	-	-	-	1,642	-
Net income (loss) attributable
to Hampton Roads Bankshares, Inc.	$3,525	$-	$4,477	$741	$1,577	$(3,270)

Nine Months Ended
September 30, 2012	Total	Elimination	BOHR	Shore	Mortgage	Other
Net interest income (loss)	$48,735	$-	$41,554	$8,207	$383	$(1,409)
Provision for loan losses	14,124	-	13,975	149	-	-
Net interest income (loss) after
provision for loan losses	34,611	-	27,579	8,058	383	(1,409)
Noninterest income	7,301	(186)	(5,652)	467	12,299	373
Noninterest expense	59,072	(186)	44,310	6,406	7,978	564
Income (loss) before provision
for income taxes	(17,160)	-	(22,383)	2,119	4,704	(1,600)
Provision for income taxes	-	-	-	-	-	-
Net income (loss)	(17,160)	-	(22,383)	2,119	4,704	(1,600)
Net income attributable
to non-controlling interest	2,333	-	-	-	2,333	-
Net income (loss) attributable
to Hampton Roads Bankshares, Inc.	$(19,493)	$-	$(22,383)	$2,119	$2,371	$(1,600)

NOTE K – DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives are financial instruments whose value is based on one or more underlying assets.  The Company originates mortgage loans for sale into the secondary market on both a best efforts and a mandatory delivery basis.  In connection with the underwriting process, the Company enters into commitments to lock-in the interest rate of the loan with the borrower prior to funding (“interest rate lock commitments”).  Generally, such interest rate lock commitments are for periods less than 60 days.  These interest rate lock commitments are considered derivatives.  The Company manages its exposure to changes in fair value associated with these interest rate lock commitments by entering into simultaneous agreements to sell the residential loans to third party investors shortly after their origination and funding.  At September 30, 2013 and December 31, 2012, the Company had loans held for sale of $29.6 million and $84.1 million, respectively.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Under the contractual relationship using the best efforts method, the Company is obligated to sell the loans only if the loans close.  As a result of the terms of these contractual relationships, the Company is not exposed to losses nor will it realize gains related to its rate-lock commitments due to subsequent changes in interest rates.  At September 30, 2013 and December 31, 2012, the Company had rate-lock commitments to originate residential mortgage loans (unfunded par amount of loans) on a best efforts basis in the amounts of $45.7 million and $94.5 million, respectively.

Beginning in September 2012, the Company began selling some of its residential mortgage loan production on a mandatory delivery basis and using derivative instruments to manage the resulting interest rate risk.  These derivatives are entered into as balance sheet risk management instruments, and therefore, are not designated as an accounting hedge.  Under the mandatory delivery approach, residential mortgage loans held for sale and commitments to borrowers to originate loans at agreed upon interest rates expose the Company to changes in market rates and conditions subsequent to the interest rate lock commitment until the loans are delivered to the investor.  The Company uses mortgage-based derivatives such as forward delivery commitments and To-Be-Announced securities in order to mitigate this market risk.  For the nine months ended September 30, 2013, the Company recorded a loss of $88 thousand related to mandatory delivery derivatives which was included in the decrease in the carrying value of the underlying loans and interest rate lock commitments totaling $325 thousand.  For the nine months ended September 30, 2012, the Company recorded a loss totaling $102 thousand related to mandatory delivery derivatives which was offset by an increase in the carrying value of the underlying loans and interest rate lock commitments totaling $175 thousand.  Gains and losses on the Company’s derivative instruments are included within mortgage banking revenue on the Consolidated Statement of Operations.

Additionally, the Company uses interest rate swaps to manage its interest rate risk.  Derivative contracts are executed between the Company and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program enabling the commercial loan customers to effectively exchange variable-rate interest payments under their existing obligations for fixed-rate interest payments.  For the period ended September 30, 2013, the Company recorded a gain totaling $514 thousand related to trading income on the interest rate swaps included in the back-to-back swap program that was included within other noninterest income on the Consolidated Statement of Operations.  There was no activity related to these interest rate swaps in 2012.

NOTE L – BRANCH CONSOLIDATION

On March 27, 2013, the Company announced the consolidation of seven BOHR and Shore branch locations, six owned and one leased, into nearby branches.  This required an impairment analysis to be performed.  In connection with the analysis, five of the branch locations were determined to have carrying amounts that exceeded fair value at March 31, 2013.  Accordingly, the related carrying amounts of these branches were reduced to estimated fair value (less costs to sell) and the Company recorded an impairment charge totaling $2.8 million during the quarter ended March 31, 2013.  Management estimated the fair value of the branches by utilizing various market-based valuation techniques, including estimates from unrelated brokers, existing purchase offers from unrelated parties, and appraisals available as of the measurement date.  Approximately $3.4 million related to the remaining carrying values of the branch related assets was transferred into other real estate owned in accordance with relevant accounting guidance and are measured at fair value on a nonrecurring basis.

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

The following tables reflect the fair value (in thousands) of assets measured and recognized at fair value on a recurring basis in the consolidated balance sheets at September 30, 2013 and December 31, 2012.

		Fair Value Measurements at Reporting Date Using
Assets	September 30, 2013	Level 1	Level 2	Level 3
Investment securities available for sale
U.S. agency securities	$26,698	$-	$26,698	$-
State and municipal securities	553	-	553	-
Corporate bonds	17,507	-	17,507	-
Mortgage-backed securities - agency	201,835	-	201,835	-
Mortgage-backed securities -
non-agency	4,870	-	4,870	-
Asset-backed securities	43,670	-	43,670	-
Equity securities	493	204	-	289
Total investment securities
available for sale	295,626	204	295,133	289
Derivative loan commitments
Interest rate lock commitments	864	-	-	864
Mandatory delivery commitments	144	-	-	144
Total derivative loan commitments	1,008	-	-	1,008
Interest rate swaps	452	-	452	-
Total assets	$297,086	$204	$295,585	$1,297
Liabilities
Interest rate swaps	$452	$-	$452	$-
Total liabilities	$452	$-	$452	$-

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

The following table shows a rollforward of recurring fair value measurements categorized with Level 3 of the fair value hierarchy (in thousands) for the nine months ended September 30, 2013 and 2012.

	Activity in Level 3		Activity in Level 3
	Fair Value Measurements		Fair Value Measurements
	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Investment		Investment
	Securities	Derivative Loan	Securities	Derivative Loan
Description	Available for Sale	Commitments	Available for Sale	Commitments
Beginning of period balance	$289	$2,040	$1,110	$549
Unrealized gains included in:
Earnings	-	-	220	-
Other comprehensive income	-	-	-	-
Purchases	-	-	-	-
Sales	-	-	(1,096)	-
Issuances	-	-	-	1,128
Settlements	-	(1,032)	-	-
Transfers in	-	-	-	-
Transfers out	-	-	-	-
End of period balance	$289	$1,008	$234	$1,677

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

Interest Rate Swaps.  The Company uses observable inputs to determine fair value of its interest rate swaps.  The valuation of these instruments is determined using widely accepted valuation techniques that are based on discounted cash flow analysis using the expected cash flows of each derivative over the contractual terms of the derivatives, including the period to maturity and market-based interest rate curves.  For the period ended September 30, 2013, the fair values of the interest rate swaps were determined using a market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.  The variable cash payments were based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  Accordingly, the Company categorizes these financial instruments within Level 2 of the fair value hierarchy.

Nonrecurring Basis

Certain assets, specifically collateral dependent impaired loans and other real estate owned and repossessed assets, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).    The adjustments are based on appraisals of underlying collateral or other observable market prices when current appraisals or observable market prices are available.  Where we do not have a current appraisal, an existing appraisal or other valuation would be utilized after discounting it to reflect current market conditions, and, as such, may include significant management assumptions and input with respect to the determination of fair value.  The average age of appraisals of collateral dependent impaired loans was 0.78 years as of September 30, 2013.  Management periodically reviews the discounts in the matrix as compared to valuations from updated appraisals and modifies the discounts accordingly should updated appraisals reflect valuations significantly different than those derived utilizing the matrix.  To date, management believes the appraisal discount matrix has resulted in appropriate adjustments to existing appraisals thereby providing management with reasonable valuations for the collateral underlying the loan portfolio, however, while appraisals are indicators of fair value, the amount realized upon sale of these assets could be significantly different.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

The following tables reflect the fair value (in thousands) of assets measured and recognized at fair value on a nonrecurring basis in the consolidated balance sheets at September 30, 2013 and December 31, 2012.

		Fair Value Measurements
	Assets Measured	at September 30, 2013 Using
Description	at Fair Value	Level 1	Level 2	Level 3
Impaired loans	$32,044	$-	$-	$32,044

Other real estate owned and repossessed	39,196	-	-	39,196

		Fair Value Measurements
	Assets Measured	at December 31, 2012 Using
Description	at Fair Value	Level 1	Level 2	Level 3
Impaired loans	$95,426	$-	$-	$95,426

Other real estate owned and repossessed	32,215	-	-	32,215

The following describes the valuation techniques used to measure fair value for our nonfinancial assets classified as nonrecurring.

Impaired Loans.  Impaired loans are measured at the present value of their expected future cash flows by discounting those cash flows at the loan’s effective interest rate or at the loan’s observable market price.  The difference between this discounted amount and the loan balance is recorded as an allowance for loan losses.  For collateral dependent impaired loans, impairment is measured based upon the fair value of the underlying collateral.  The Company reduces the carrying value of the loan to the estimated fair value of the collateral less estimated selling costs through a charge-off to the allowance for loan losses.  The majority of the Company’s impaired loans are considered collateral dependent.

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

			Range of
Level 3	Fair Value	Significant Unobservable Inputs	Significant Unobservable
Financial Instruments	at September 30, 2013	by Valuation Technique	Inputs as of September 30, 2013
Derivative loan commitments	$1,008	Pull through rate	75%
		Percentage of loans that will
		ultimately close

Impaired loans	32,044	Appraised value	0 - 23%
		Discounts to reflect current market
		conditions, ultimate collectability,
		and estimated costs to sell

Other real estate owned	39,196	Appraised value	0 - 54%
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

(j)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments.  These deferred fees are not deemed significant at September 30, 2013 and December 31, 2012, and as such, the related fair values have not been estimated.

The carrying amounts and fair values (in thousands) of those financial instruments that are not recorded at fair value at September 30, 2013 and December 31, 2012 were as follows.

	September 30, 2013
			Fair Value Measurements
	Carrying		at Reporting Date Using
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Loans, net (1)	$1,333,027	$1,356,329	$-	$-	$1,356,329

Financial Liabilities:
Deposits	1,559,399	1,556,974	-	1,556,974	-
FHLB borrowings	194,399	194,287	-	194,287	-
Other borrowings	28,882	28,882	-	28,882	-

	December 31, 2012
			Fair Value Measurements
	Carrying		at Reporting Date Using
	Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Loans, net (1)	$1,383,893	$1,411,831	$-	$-	$1,411,831

Financial Liabilities:
Deposits	1,617,774	1,650,145	-	1,650,145	-
FHLB borrowings	195,060	195,108	-	195,108	-
Other borrowings	41,002	41,472	-	41,472	-

(1) Carrying amount and fair value includes impaired loans. Carrying amount is net of the allowance for loan losses.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

NOTE N – CONTINGENCIES

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

•

We incurred significant losses in 2010, 2011, and 2012.  While we returned to profitability in the first nine months of 2013, we can make no assurances that we will continue to be profitable throughout the remainder of the year.  An inability to improve our profitability could adversely affect our operations and our capital levels;

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

•	Our future success is dependent on our ability to compete effectively in the highly competitive banking industry;
•	Sales, or the perception that sales could occur, of large amounts of our Common Stock by our institutional investors may affect our stock price;
•	The concentration of our loan portfolio continues to be in real estate – commercial mortgage, equity line lending, and construction, which may expose us to greater risk of loss;
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

Material Trends and Uncertainties

Currently, the U.S. economy is slowly recovering from one of its longest and most severe economic recessions in recent history.  Continued improvements in general economic conditions and credit performance of the Company’s loan portfolio coupled with cost savings initiatives and performance from our mortgage subsidiary resulted in $3.5 million in net income attributable to Hampton Roads Bankshares, Inc. for the nine months ended September 30, 2013.  While the pace of economic growth remains slow and regulatory and legislative friction continues to hamper the recovery, we expect to be profitable for the full year 2013, although such profitability is not assured.

During 2012 and the first nine months of 2013, problem loans were reduced significantly from previous levels.  As a result of this improvement and continued declines in the loan portfolio due to pay-downs and charge-offs, our provision for loan losses during the nine months ended September 30, 2013 was $1.0 million compared to $14.1 million in the same period in 2012.  The increasing moderation of defaults from better asset quality and stabilized and improved collateral values has resulted in fewer impaired loans and a reduction in specific impairments.  Higher historical charge-offs taken in prior years are now rolling off of the weighted loss calculations we use to determine the reserves that are based, in part, on these historical loss trends.  We expect that the provision for loan losses will continue to be favorably impacted by these trends in addition to overall improvement in asset quality.  Additionally, during the first nine months of 2013, losses on other real estate owned and repossessed assets decreased $12.3 million compared to the first nine months of 2012.  During the third quarter, the performance of our mortgage banking subsidiary was negatively impacted as interest rates, which have been at historic lows for several years resulting in a high volume of mortgage loan refinancing activity, rose.  This negative impact may continue as interest rates rise to

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

more typical levels.  Additionally, during the third quarter, income from bank-owned life insurance increased $1.8 million due to a life insurance benefit from a death of a former executive.

For further discussion of the material trends and uncertainties that may affect our results and financial condition, refer to the risk factors contained in this report.

Overview

Throughout the first nine months of 2013,  economic conditions in the markets in which our borrowers operate continued their slow recovery and the levels of loan delinquencies and rates of default continued to improve.  The Company reported net income for the nine month period ended September 30, 2013 primarily resulting from improved general economic conditions and credit performance of the Company’s loan portfolio coupled with cost savings initiatives and performance from our mortgage subsidiary, partially offset by an increase in salaries and employee benefit expense and an impairment of premises and equipment related to branch closures during the first quarter of 2013.  As of September 30, 2013, the Company exceeded the regulatory capital minimums and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.

The following is a summary of our financial condition as of September 30, 2013 and our financial performance for the three and nine months then ended.

•

Income from bank-owned life insurance increased $1.8 million during the third quarter of 2013 to $2.2 million and $3.0 million for the first three and nine months of 2013 compared to $399 thousand and $1.3 million for the comparative period 2012.  The increase was due to a life insurance benefit from a death of a former executive.

•

Assets were $2.0 billion at September 30, 2013.  Total assets decreased by $68.7 million or 3% from $2.1 billion at December 31, 2012.  The decrease in assets was primarily associated with a $54.4 million or 65% decrease in loans held for sale and a $61.5 million or 4% decrease in gross loans,  partially offset by a $25.6 million or 31% increase in overnight funds sold and due from FRB and a $19.1 million or 7% increase in investment securities available for sale.

•

Investment securities available for sale increased $19.1 million to $295.6 million during the first nine months of 2013 from $276.5 million at December 31, 2012.  The increase primarily resulted from the addition of $34.5 million of asset-backed securities to our portfolio, partially offset by the sales and settlements of our mortgage-backed securities and the decrease in net unrealized gains in our portfolio.  During the nine months ended September 30, 2013, the Company sold securities generating a gain of $763 thousand.  Those dispositions, in conjunction with a general increase in interest rates during the quarter, contributed to a decrease in the net unrealized gains in our portfolio.

•

Gross loans decreased by $61.5 million or 4% during the nine months ended September 30, 2013, primarily through reductions in non-performing loans.  The majority of the recent loan demand within our markets has come from the real estate - commercial mortgage category.

•

Impaired loans decreased by $70.9 million during the nine months ended September 30, 2013 from $141.0 million at December 31, 2012.  The majority of the decrease is due to charge-offs and resolutions, coupled with payoffs received in the general course of business in the overall portfolio, including an $18.8 million decrease in impaired commercial and industrial loans, a $20.7 million decrease in impaired construction loans, a $18.8 million decrease in impaired real estate-commercial mortgage loans, and a $12.5 million decrease in impaired real estate-residential mortgage loans.

•

Allowance for loan losses at September 30, 2013 decreased 22% to $37.7 million from $48.4 million at December 31, 2012 as net charge-offs exceeded additional provisions for loan losses.  Both the absolute and relative levels of non-performing loans, particularly newly identified problem credits, decreased during the nine months ended September 30, 2013.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

•

Deposits decreased $58.4 million or 4%  from December 31, 2012 as a result of decreases of $56.8 million in time deposits under $100 thousand and $72.2 million in time deposits over $100 thousand, partially offset by increases of $14.5 million in noninterest-bearing demand deposits, $49.8 million in interest-bearing demand deposits, and $6.4 million in interest-bearing savings deposits.  Decline in time deposits is a result of the Company’s efforts to improve both the average cost and mix of funds.  This decline is not associated with the Company’s limitation for accepting new brokered deposits as required by the Written Agreement.

•

Net income attributable to Hampton Roads Bankshares, Inc. for the three and nine months ended September 30, 2013 was $2.8 million and $3.5 million, respectively, as compared with net loss attributable to Hampton Roads Bankshares, Inc. of $5.9 million and $19.5 million for the three and nine months, respectively, ended September 30, 2012.  Net income for the nine months ended September 30, 2013 was primarily attributable to improved general economic conditions and credit performance of the Company’s loan portfolio coupled with cost savings initiatives and performance from our mortgage subsidiary, partially offset by an impairment of premises and equipment related to branch closures.

•

Net interest income decreased $37 thousand and $910 thousand to $15.8 million and $47.8 million for the three and nine months, respectively, ended September 30, 2013 as compared to the same periods in 2012.  The decrease was due primarily to the decreases in average interest-earning assets and a reduction in cost of funds.  Net interest margin increased 7-basis and 6-basis points to 3.42% and 3.44% for the three and nine month periods, respectively, ended September 30, 2013 from 3.35% and 3.38%  for the same periods in September 30, 2012.

•

We had $1.0 million in provision for loan losses for the nine months ended September 30, 2013 compared to $14.1 million for the same period in 2012.  The increasing moderation of defaults from better asset quality and stabilized and improved collateral values has resulted in fewer impaired loans and a reduction in specific impairments.  Additionally, larger historical charge-offs taken in prior quarters are now rolling off of the weighted loss calculations we use to determine the reserves that are based on these historical loss trends.

•

Noninterest income for the three and nine months ended September 30, 2013 was $7.9 million and $20.9 million, respectively, a 259% and 186% increase over the comparative periods in 2012.  This was largely due to a decline in losses on other real estate owned and repossessed assets.  Mortgage revenue decreased during the third quarter of 2013 compared to the same period in 2012 due to declines in both origination volume and margin.  For the nine months ended September 30, 2013, mortgage revenue remained comparable to the corresponding period in 2012.

•

Noninterest expense was $20.8 million and $62.4 million for the three and nine months ended September 30, 2013, which was an increase of $396 thousand and $3.3 million over the comparable periods for 2012, due to higher expenses related to salary and employee benefits and occupancy, partially offset by a decrease in problem loan and repossessed asset costs.

•

Our effective tax rate was 2.95% for the nine months ended September 30, 2013 compared to 0% for the comparable period in 2012.  These taxes related to state income taxes owed.  These rates differ from the statutory rate due primarily to the valuation allowance against the Company’s deferred tax assets.  Refer to our Form 10-K for additional information relating to deferred tax assets.

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

Net interest income for the three and nine months ended September 30, 2013 was $15.8 million and $47.8 million, a decrease of $37 thousand and $910 thousand, respectively, for the same periods ended September 30, 2012.  The decrease in net interest income for the nine months ended September 30, 2013 was due to decreases in average interest-earning assets and the yields received on these assets, partially offset by an increase in net interest margin, which benefited from a lower cost of funding due to re-pricing of deposits and a change in the composition of interest-bearing liabilities.  Net interest margin, as calculated using our new method that now includes the impact of nonaccrual loans, increased to 3.42%  and 3.44% for the three and nine months ended September 30, 2013 from 3.35% and 3.38% at September 30, 2012.

Interest-earning assets consist predominantly of loans, investment securities, and overnight funds sold and due from FRB.  Interest income on loans, including fees, decreased $3.5 million to $52.5 million for the nine months ended September 30, 2013 compared to the same period during 2012.  This decrease was a result of a $39.6 million decrease in average loan balance as well as the 18-basis point decrease in average yield during the nine months ended September 30, 2013 compared to the same time period during 2012.  During the three months ended September 30, 2013, interest income on loans, including fees decreased $782 thousand to $17.1 million compared to the same period during 2012.  Interest income on investment securities decreased $507 thousand to $5.5 million for the nine months ended September 30, 2013 compared to the same period during 2012.  This decrease was due to a $18.4 million decrease in average investment securities as well as a 7-basis point decrease in average yield during the nine months ended September 30, 2013 compared to the same time period during 2012.  Interest income on investment securities decreased $155 thousand to $1.8 million for the three months ended September 30, 2013 compared to the same period during 2012.  Interest income on overnight funds sold and due from FRB increased $27 thousand and $14 thousand to $70 thousand and $175 thousand for the three and nine months, respectively, ended September 30, 2013 compared to the same periods during 2012.

Interest-bearing liabilities consist of deposit accounts and borrowings.  Interest expense on deposits decreased $703 thousand and $2.7 million to $2.2 million and $7.2 million for the three and nine months, respectively, ended September 30, 2013 compared to the same periods during 2012.  This decrease resulted from a  $156.3 million decrease in average interest-bearing deposits and a 17-basis point decrease in the average interest rate paid on interest-bearing deposits for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  A reduction in the average rate paid on time deposits to 1.06% for the first nine months of 2013 from 1.25% for the first nine months of 2012 contributed significantly toward the decrease in overall deposit rates.  Our average rate on savings deposits decreased to 0.05% and 0.06% during the three and nine months ended September 30, 2013 from 0.12% and 0.13% during the three and nine months ended September 30, 2012.  Interest expense on borrowings, which consisted of FHLB borrowings and other borrowings, decreased $169 thousand and $410 thousand to $1.0 million and $3.1 million for the three and nine months, respectively, ended September 30, 2013 compared to the same period during 2012.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

The table (in thousands, except percentages) below expresses the average interest-earning assets and average interest-bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, the net interest margin, and the variance in interest income and expense caused by differences in average balances and rates for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012			2013 Compared to 2012
							Interest
		Interest	Average		Interest	Average	Income/	Variance
	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to
	Balance	Expense	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Interest-earning assets
Loans	$1,415,402	$17,122	4.80%	$1,469,121	$17,904	4.83%	$(782)	$(127)	$(655)
Investment securities	299,411	1,831	2.43	322,306	1,986	2.44	(155)	(14)	(141)
Overnight funds sold
and due from FRB	119,747	70	0.23	85,853	43	0.20	27	10	17
Interest-bearing deposits
in other banks	651	1	0.20	793	-	0.23	1	1	-
Total interest-earning assets	1,835,211	19,024	4.11	1,878,073	19,933	4.21	(909)	(130)	(779)
Noninterest-earning assets	160,262			176,307
Total assets	$1,995,473			$2,054,380

Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$576,064	$523	0.36%	$534,234	$549	0.41%	$(26)	$(70)	$44
Savings deposits	67,397	9	0.05	61,056	19	0.12	(10)	(11)	1
Time deposits	655,694	1,688	1.02	807,792	2,355	1.16	(667)	(223)	(444)
Total interest-bearing deposits	1,299,155	2,220	0.68	1,403,082	2,923	0.83	(703)	(304)	(399)
Borrowings	226,666	1,004	1.76	233,792	1,173	2.00	(169)	(134)	(35)
Total interest-bearing liabilities	1,525,821	3,224	0.84	1,636,874	4,096	1.00	(872)	(438)	(434)
Noninterest-bearing liabilities
Demand deposits	270,626			248,890
Other liabilities	17,483			17,151
Total noninterest-bearing liabilities	288,109			266,041
Total liabilities	1,813,930			1,902,915
Shareholders' equity	181,543			151,465
Total liabilities
and shareholders' equity	$1,995,473			$2,054,380
Net interest income		$15,800			$15,837
Net interest spread			3.27%			3.21%
Net interest margin			3.42%			3.33%

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Interest income from loans included fees of $326 thousand for the three months ended September 30, 2013 and $229 thousand for the three months ended September 30, 2012.  Average nonaccrual loans of $53.5 million and $113.5 million were included in average loans for September 30, 2013 and 2012, respectively.  The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute amount of change in each.

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012			2013 Compared to 2012
							Interest
		Interest	Average		Interest	Average	Income/	Variance
	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to
	Balance	Expense	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Interest-earning assets
Loans	$1,455,903	$52,482	4.82%	$1,495,460	$56,026	5.00%	$(3,544)	$(2,062)	$(1,482)
Investment securities	300,470	5,485	2.44	318,853	5,992	2.51	(507)	(162)	(345)
Overnight funds sold
and due from FRB	104,295	175	0.22	113,574	189	0.22	(14)	1	(15)
Interest-bearing deposits
in other banks	808	1	0.12	912	1	0.20	-	-	-
Total interest-earning assets	1,861,476	58,143	4.18	1,928,799	62,208	4.31	(4,065)	(2,223)	(1,842)
Noninterest-earning assets	156,490			171,217
Total assets	$2,017,966			$2,100,016

Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$564,927	$1,590	0.38%	$532,617	$1,499	0.38%	$91	$(1)	$92
Savings deposits	65,242	28	0.06	61,992	61	0.13	(33)	(36)	3
Time deposits	701,787	5,552	1.06	893,632	8,355	1.25	(2,803)	(1,009)	(1,794)
Total interest-bearing deposits	1,331,956	7,170	0.72	1,488,241	9,915	0.89	(2,745)	(1,046)	(1,699)
Borrowings	231,195	3,148	1.82	233,925	3,558	2.03	(410)	(369)	(41)
Total interest-bearing liabilities	1,563,151	10,318	0.88	1,722,166	13,473	1.05	(3,155)	(1,415)	(1,740)
Noninterest-bearing liabilities
Demand deposits	252,870			234,191
Other liabilities	16,146			18,514
Total noninterest-bearing liabilities	269,016			252,705
Total liabilities	1,832,167			1,974,871
Shareholders' equity	185,799			125,145
Total liabilities
and shareholders' equity	$2,017,966			$2,100,016
Net interest income		$47,825			$48,735
Net interest spread			3.30%			3.26%
Net interest margin			3.44%			3.38%

Interest income from loans included fees of $1.5 million for the nine months ended September 30, 2013 and $666 thousand September 30, 2012.  Average nonaccrual loans of $70.4 million and $127.5 million were included in average loans for September 30, 2013 and 2012, respectively.  The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute amount of change in each.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Our method for calculating net interest margin has been adjusted.  In prior years, we excluded nonaccrual loans from our calculation.  We now include nonaccrual loans in the calculation, and prior periods amounts have been adjusted retroactively to reflect this method.  A reconciliation of the methods is below for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net interest margin,
excluding nonaccrual loans	3.52%	3.56%	3.57%	3.61%
Impact of excluding
nonaccrual loans	(0.10%)	(0.23%)	(0.13%)	(0.23%)
Net interest margin
including nonaccrual loans	3.42%	3.33%	3.44%	3.38%

Noninterest Income.  For the three months ended September 30, 2013, total noninterest income was $7.9 million, an increase of $5.7 million as compared to $2.2 million for comparative 2012.  For the nine months ended September 30, 2013, total noninterest income was $20.9 million, an increase of $13.6 million as compared to $7.3 million for the nine months ended September 30, 2012.  Noninterest income comprised 26% and 11% of total revenue for the first nine months of 2013 and 2012, respectively.  We define total revenue as the sum of interest income and non-interest income.  The following table provides a summary of noninterest income (in thousands) for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Mortgage banking revenue	$3,139	$5,186	$13,353	$12,299
Service charges on deposit accounts	1,264	1,276	3,781	3,883
Income from bank-owned life insurance	2,210	399	3,017	1,261
Gain (loss) on sale of premises and equipment	243	-	123	(47)
Impairment of premises and equipment (branch closures)	-	-	(2,825)	-
Losses on other real estate owned and repossessed assets	(378)	(6,445)	(2,056)	(14,357)
Gain on sale of investment securities	-	218	763	479
Visa check card income	649	624	1,907	1,782
Other	775	942	2,851	2,001
Total noninterest income	$7,902	$2,200	$20,914	$7,301

Mortgage banking revenue decreased to $3.1 million in the three month period ended September 30, 2013 compared to $5.2 million for comparative period in 2012 due to rising interest rates and a decrease in volume.  During the nine month period ended September 30, 2013, there was an increase in mortgage banking revenue to $13.4 million compared to $12.3 million in the prior year period due to a 23% increase in loans sold for the nine month period ended September 30, 2013 due in part to the low interest rate environment that continued to exist for much of the first nine months of 2013.  Service charges on deposit accounts decreased $12 thousand and $102 thousand for the three and nine months, respectively, ended September 30, 2013 compared to $1.3 million and $3.9 million for the same periods in 2012.  Income from bank-owned life insurance increased $1.8 million during the third quarter of 2013 to $2.2 million and $3.0 million for the first three and nine months of 2013 compared to $399 thousand and $1.3 million for the comparative period 2012.  The increase was due to a life insurance benefit from a death of a former executive.  During the first quarter of 2013, we had impairment of premises and equipment of $2.8 million as a result of consolidating certain branches, which resulted in the write-down of these branches to fair value.  We had no such impairments during the comparative period 2012 or subsequent to the first quarter of 2013.  Losses on other real estate owned and repossessed assets totaled $378 thousand and $2.1 million during the three and nine months, respectively, ended September 30, 2013.  During the same periods in 2012, losses on other real estate owned and repossessed assets were $6.4 million and $14.4 million.  The lower losses in 2013 are due to an overall stabilized or improved real estate market.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Noninterest Expense.    Noninterest expense represents our operating and overhead expenses.    Total noninterest expense was $20.8 million for the three months ended September 30, 2013 compared to $20.4 million for the three months ended September 30, 2012 and $62.4 million for the nine months ended September 30, 2013 compared to $59.1 million for the nine months ended September 30, 2012.  The efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income excluding securities gains and impairment of premises and equipment was 88% for the first nine months of 2013 compared to 106% for the first nine months of 2012 and 88% and 114% for the three months ended September 30, 2013 and 2012, respectively.  The following table provides a summary of total noninterest expense (in thousands) for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Salaries and employee benefits	$9,946	$10,117	$31,853	$28,973
Occupancy	2,772	1,928	7,091	5,483
FDIC insurance	927	1,129	2,823	3,530
Professional and consultant fees	1,693	1,514	4,225	4,852
Data processing	1,097	970	3,023	2,986
Problem loan and repossessed asset costs	723	1,245	1,733	2,761
Equipment	386	667	1,341	2,101
Other	3,246	2,824	10,326	8,386
Total noninterest expense	$20,790	$20,394	$62,415	$59,072

Salaries and employee benefits expense decreased $171 thousand and increased $2.9 million in the three and nine months, respectively, ended September 30, 2013 to $9.9 million and $31.9 million.  The increase for the nine month period is a direct result of increased commissions associated with mortgage volumes, a cost of living pay adjustment for personnel, and the accrual of incentive compensation and restricted stock unit grants.  Occupancy expense increased $844 thousand and $1.6 million for the first three and nine months, respectively, of 2013 compared to the same period in 2012 due to accelerated amortization of leasehold improvements at a closed branch and the fair value measurement of the Dominion Tower lease in connection with the move of our headquarters from Dominion Tower to its current location.  FDIC insurance was $927 thousand and $2.8 million for the three and nine months, respectively, ended September 30, 2013 as compared with $1.1 million and  $3.5 million for the same periods in 2012.  Professional and consultant fees were $1.7 million and $4.2 million for the three and nine months, respectively, ended September 30, 2013 compared to $1.5 million and $4.9 million for comparative 2012. These fees increased during the three months ended September 30, 2013 primarily due to an increase in consultant expense;  while these fees decreased during the nine month period primarily due to lower legal fees related to loan collection activities.  Problem loan and repossessed asset costs decreased $522 thousand to $723 thousand for the three months ended September 30, 2013 compared to the same period during 2012 and decreased $1.0 million to $1.7 million for the nine months ended September 30, 2013 compared to the same period during 2012.  This decrease is consistent with the improvement in our overall loan quality.  For the three and nine months, respectively, ended September 30, 2013, equipment expense was $386 thousand and $1.3 million compared to $667 thousand and $2.1 million for the same periods in 2012.  These improvements were due to cost cutting initiatives and our smaller branch network.  The increase in other noninterest expense for the three and nine months ended September 30, 2013 was primarily due to stock-based compensation costs for restricted stock unit grants made to directors in the fourth quarter of 2012 and a separate grant that occurred in July of 2013.  The increase was also partially attributable to advertising expense of $301 thousand and $823 thousand for the three and nine months, respectively, ended September 30, 2013 compared to $130 thousand and $400 thousand for the same periods in 2012.  The increase reflects the Company’s efforts to better promote its business services and products.  The remainder of the increase in other noninterest expenses for the year was due to other general operating costs, such as appraisal fees and online banking.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Income Tax Provision.    The Company had $157 thousand in income tax expense for the first nine months of 2013 and no income tax expense for the same period in 2012.  Management assesses the realizability of the deferred tax asset on a quarterly basis, considering both positive and negative evidence in determining whether it is more likely than not that some portion or all of the net deferred tax asset including its net operating loss carryforward would be realized.  A valuation allowance for the entire net deferred tax asset has been established.  Section 382 limitations related to the Company’s recapitalization during the quarter ended September 30, 2010 add further uncertainty as to the realizability of the deferred tax assets in future periods.

Analysis of Financial Condition

Cash and Cash Equivalents.  Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB.  Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity.  Cash and cash equivalents as of September 30, 2013 were $126.3 million compared to $101.2 million at December 31, 2012 and consisted mainly of deposits with the FRB.  Because the Company generated significant deposits in prior years and raised additional capital through the issuance of Common Stock, it is in a liquid position.  In the future, the Company expects to continue to utilize its cash on hand and cash equivalents to support loan origination activity.

Securities. Our investment portfolio at September 30, 2013 consisted primarily of available-for-sale U.S. agency, mortgage-backed, and asset-backed securities.  Our available-for-sale securities are reported at fair value and are used primarily for liquidity, pledging, earnings, and asset/liability management purposes and are reviewed quarterly for possible impairment.

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

Overall our loan trends during the first nine months of 2013 have been influenced by decreased demand for loans in nearly all our loan categories with the exception of real estate – commercial mortgage loans.  Commercial and industrial loans decreased 18% to $218.5 million at September 30, 2013 compared with $267.1 million at December 31, 2012.  Construction loans decreased 17% to $171.7 million at September 30, 2013 as compared to $206.4 million at December 31, 2012, thus reducing the concentration of construction loans to 13% of the total loan portfolio at September 30, 2013.  Real estate - commercial mortgages increased 7% to $569.3 million at September 30, 2013 compared to $530.0 million at December 31, 2012, increasing the concentration of real estate - commercial mortgages to 42% of the total loan portfolio.  Real estate - residential mortgages decreased 4% to $357.0 million at September 30, 2013 as compared with $372.6 million at December 31, 2012.  Installment loans decreased 1% to  $55.8 million at September 30, 2013 as compared with $56.3 million at December 31, 2012.

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

Allowance for Loan Losses. The allowance for loan losses decreased in the first nine months of 2013, both in dollars and as a percentage of total loans as credit trends in the loan portfolio showed improvement.  The allowance consists of specific, general, and unallocated components.  The specific component relates to loans that are determined to be impaired and, therefore, are individually evaluated for impairment.  As noted in the table below, specific loan allocations decreased to $11.6 million at September 30, 2013 from $14.8 million at December 31, 2012,  primarily due to the continued resolution of problem loans and a slowing rate of additional loan defaults.  The decrease is commensurate with the significant decrease in impaired loans over the same time period to $70.1 million at September 30, 2013 from $141.0 million at December 31, 2012.  The general or pooled component relates to groups of

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

homogeneous loans not designated for a specific allowance that are collectively evaluated for impairment.  As a result of decreases in the size of the overall loan portfolio and improving trends in charge-offs and credit quality, the pooled component decreased by $6.9 million to $21.0 million at September 30, 2013 from $27.9 million at December 31, 2012.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated portion of the loan loss allowance decreased $640 thousand to $5.1 million at September 30, 2013 from $5.7 million at December 31, 2012 due to a combination of a decrease in the loan portfolio, improved risk-grading accuracy, and improved macroeconomic factors.

The following table provides a breakdown (in thousands, except for percentages) of the allowance for loan losses and other related information at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Allowance for loan losses:
Specific component	$11,631	$14,783
Pooled component	21,011	27,900
Unallocated component	5,059	5,699
Total	$37,701	$48,382
Impaired loans	$70,123	$140,987
Non-impaired loans	1,300,605	1,291,288
Total loans	$1,370,728	$1,432,275

Specific component as % of
impaired loans	16.59%	10.49%
Pooled component as % of
non-impaired loans	1.62%	2.16%

Allowance as % of loans	2.75%	3.38%
Allowance as % of nonaccrual loans	79.20%	49.67%

Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any loan category.  Net charge-offs were $11.7 million for the nine months ended September 30, 2013 as compared with $34.6 million for the nine months ended September 30, 2012.  Net charge-offs in the construction category account for $2.5 million or 21% of these net charge-offs in the first nine months of 2013 and $6.7 million or 19% in the first nine months of 2012.  Construction loans, particularly land acquisition and development, tend to be riskier than other categories, and we have been steadily decreasing our exposure to this type of loan.  Net commercial and industrial charge-offs were $4.0 million for the nine months ended September 30, 2013.  Net charge-offs were $91 thousand for real estate - commercial mortgage, $5.0 million for real estate - residential mortgage, and $133 thousand for installment loans for the nine months ended September 30, 2013.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following ratios are among those used by management in assessing the adequacy of the allowance for loan losses at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Non-performing loans for which full loss has been charged off to total loans	1.20%	3.90%

Non-performing loans for which full loss has been charged off to non-performing loans	34.58%	55.42%

Charge off rate for non-performing loans for which the full loss has been charged off	55.44%	50.19%

Coverage ratio net of non-performing loans for which the full loss has been charged off	121.07%	111.41%

Total allowance divided by total loans less non-performing loans for which the full loss has been charged off	2.78%	3.64%

Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	42.70%	26.29%

There was an increase in the coverage ratio net of non-performing loans for which the full loss has been charged off to 121.07% at September 30, 2013 from 111.41% at December 31, 2012 due to the relative decrease in non-performing loans less balances with full loss charged off outpacing the decline of the allowance for loan losses.

Management believes the allowance for loan losses as of September 30, 2013 is adequate to absorb losses inherent in the portfolio and is directionally consistent with the change in the quality of our loan portfolio.  However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.  Such agencies may require us to recognize additions to the allowance for loan losses on their judgments about information available at the time of the examinations.

Deposits.    Total brokered deposits were $51.3 million or 3% of deposits at September 30, 2013, which was a decrease of $12.1 million from the total brokered deposits of $63.4 million at December 31, 2012.  While BOHR qualifies as “well capitalized” at September 30, 2013, it may not accept new brokered deposits but may continue to rollover existing brokered deposits according to FRB’s interpretation of the Written Agreement.  Shore is not a party to the Written Agreement, and therefore, not subject to any such restrictions.  Interest-bearing demand deposits included $7.7 million in brokered money market funds at September 30, 2013, which was $1.7 million lower than the $9.4 million balance of brokered money market funds outstanding at December 31, 2012.  Brokered CDs were $43.6 million at September 30, 2013 compared to $54.0 million at December 31, 2012.

The Company continues to focus on core deposit growth as its primary source of funding.  Core deposits typically are non-brokered and consist of noninterest-bearing demand accounts, interest-bearing checking accounts, money market accounts, savings accounts, and time deposits of less than $100 thousand.  Core deposits increased $26.0 million to $1.2 billion and were 77% of total deposits at September 30, 2013 compared to 73% of total deposits at December 31, 2012.

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

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Liquidity Management.  Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  We continued to maintain a strong liquidity position during the first nine months of 2013.  Cash and cash equivalents were $126.3 million and available-for-sale investment securities were $295.6 million as of September 30, 2013.  At September 30, 2013,  BOHR and Shore (together, the “Banks”) had credit lines in the amount of $240.3 million at the FHLB with advances of $194.4 million currently utilized.  At December 31, 2012, the Banks had credit lines in the amount of $223.1 million at the FHLB with advances of $195.1 million utilized.  These lines may be utilized for short- and/or long-term borrowing.  At September 30, 2013 and December 31, 2012, all our FHLB borrowings were long-term.  We also possess additional sources of liquidity through a variety of borrowing arrangements.  The Banks also maintain federal funds lines with two regional banking institutions and through the FRB Discount Window.  These available lines totaled approximately $38.6 million and $40.9 million at September 30, 2013 and December 31, 2012, respectively; these lines were not utilized for borrowing purposes at September 30, 2013 or December 31, 2012.

Capital Resources.    Total shareholders’ equity decreased $2.2 million to $185.0 million at September 30, 2013 compared to $187.2 million at December 31, 2012, primarily due to a decrease in the net unrealized gains on our available-for-sale securities.    The Company and the Banks are subject to regulatory capital requirements that measure capital relative to risk-weighted assets and off-balance sheet financial instruments.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative and qualitative measures to ensure capital adequacy.  Tier I capital is comprised of shareholders’ equity and trust preferred securities, net of unrealized gains or losses on available-for-sale securities and intangible assets, while total risk-based capital adds certain debt instruments and qualifying allowances for loan losses.  As of September 30, 2013, our consolidated regulatory capital ratios were Tier 1 Leverage Ratio of 10.57%, Tier 1 Risk-Based Capital Ratio of 13.54%, and Total Risk-Based Capital Ratio of 14.80%.  As of September 30, 2013, the Company exceeded the regulatory capital minimums, and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.  Their Tier 1 Leverage Ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital Ratio were as follows:  9.31%, 11.86%, and 13.12%, respectively, for BOHR and 10.15%, 14.02%, and 15.26%, respectively, for Shore.

Contractual Obligations. We have contractual obligations to make future payments on debt and lease agreements.  Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products and services from unaffiliated parties.  Our contractual obligations consist of time deposits, borrowings, and operating lease obligations.

In the third quarter of 2013, the Company ceased using its former headquarters in Dominion Tower and finalized plans to sublease a portion of the second floor of the facility.  In conjunction with this event, the Company recognized a $1.0 million contract termination liability, net of estimated sublease rentals, for costs that will continue to be incurred.

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

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Use of Non-GAAP Financial Measures

The ratios “shareholders’ equity before non-controlling interest-tangible,” “shareholders’ equity-tangible (average),” “return on average equity-tangible,” and “book value per share-tangible” are non-GAAP financial measures.  The Company believes these measurements are useful in our press releases and other correspondence for investors, regulators, management, and others to evaluate capital adequacy and to compare against other financial institutions.  The Company calculates book value per share based on shareholders’ equity attributable to Hampton Roads Bankshares, Inc., excluding non-controlling interest.  The following is a reconciliation (dollars in thousands, except per share data) of these non-GAAP financial measures with financial measures defined by GAAP.

	Nine Months Ended	Twelve Months Ended
	September 30, 2013	December 31, 2012
Shareholders' equity before
non-controlling interest	$184,485	$185,947
Less: intangible assets	1,585	2,410
Shareholders' equity before
non-controlling interest - tangible	$182,900	$183,537

Shareholders' equity before
non-controlling interest (average)	$182,584	$139,311
Less: intangible assets (average)	1,930	3,065
Shareholders' equity before
non-controlling interest (average)	$180,654	$136,246

Return on average equity	2.58%	(17.94%)
Impact of excluding intangible assets	0.03%	(0.40%)
Return on average equity - tangible	2.61%	(18.34%)

Book value per share	$1.08	$1.09
Impact of excluding intangible assets	(0.01)	(0.01)
Book value per share - tangible	$1.07	$1.08

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

The expected effect (dollars in thousands) on net interest income for the twelve months following September 30, 2013 and December 31, 2012 due to an immediate change in interest rates is shown below.  These estimates are dependent on material assumptions, such as those previously discussed.

	September 30, 2013		December 31, 2012
	Change in Net Interest Income		Change in Net Interest Income
	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$(1,033)	(1.69)%	$1,305	2.05%
+100 basis points	(639)	(1.05)%	498	0.78%
-100 basis points	(1,130)	(1.85)%	(2,481)	(3.90)%
-200 basis points	N/A	N/A	N/A	N/A

As of September 30, 2013, we projected a decrease in net interest income in both increasing and decreasing interest rate environments.  We projected an increase in net interest income in increasing and a decrease in net interest income in decreasing rate environments at December 31, 2012.

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

HAMPTON ROADS BANKSHARES, INC.

PART I.   FINANCIAL INFORMATION

Item 4.  Controls and Procedures

As of September 30, 2013, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management,  including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 2, 2010, the Company received a grand jury subpoena from the United States Department of Justice, Criminal Division.  For a discussion of this matter, see “Risk Factors – Risks Relating to our Business -- The Company received a grand jury subpoena from the United States Department of Justice, Criminal Division.  Although the Company has been advised that it is not a target or a subject of the investigation at this time and we do not believe we will become a target or a subject of the investigation, there can be no assurances as to the timing or the eventual outcome of the related investigation.”

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

Stephen P. Theobald, the Company’s Executive Vice President and Chief Financial Officer, left the Company effective March 31, 2013 to accept a CFO position with another financial services firm.  The Company named Thomas B. Dix III as successor.

Lorelle L. Fritsch, the Company’s Chief Accounting Officer, left the Company, effective September 10, 2013.  The Company named Myra Maglalang-Langston as successor.

We are not paying dividends on our Common Stock and currently are prevented from doing so.  The failure to resume paying dividends on our Common Stock may adversely affect the market price of our Common Stock.

We paid cash dividends on our Common Stock prior to the third quarter of 2009.  During the third quarter of 2009, we suspended dividend payments.  We are prevented by our regulators from paying dividends until our financial position improves.  In addition, the retained deficit of BOHR, our principal banking subsidiary, is approximately $470.0 million as of September 30, 2013.  Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings.  It is unlikely in the foreseeable future that we would be able to pay dividends if BOHR cannot pay dividends to us.  Although we can seek to obtain a waiver of this prohibition, our regulators may choose not to grant such a waiver, and we would not expect to be granted a waiver or be released from this obligation until our financial performance and retained earnings improve significantly.  As a result, there is no assurance if or when we will be able to resume paying cash dividends.

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

We incurred significant losses in 2010, 2011, and 2012.  While we returned to profitability in the first nine months of 2013, we can make no assurances that we will continue to be profitable throughout the remainder of the year.  An inability to improve our profitability could adversely affect our operations and our capital levels.

Throughout 2010, 2011, 2012 and the first nine months of 2013, our loan customers continued to operate in an economically stressed environment.  While broader economic conditions have begun to gradually improve, economic conditions in the markets in which we operate remain somewhat constrained and the levels of loan delinquencies and defaults that we experienced continue to be higher than historical levels and our net interest income did not grow significantly.

Net income attributable to Hampton Roads Bankshares, Inc. for the nine months ended September 30, 2013 was $3.5 million compared to a net loss attributable to Hampton Roads Bankshares, Inc. of $19.5 million for the nine months ended September 30, 2012. The net income for the nine months ended September 30, 2013 was primarily attributable to improved general economic conditions and credit performance of the Company’s loan portfolio coupled with cost savings initiatives and performance from our mortgage subsidiary, partially offset by an impairment of premises and equipment related to branch closures.  Mortgage banking earnings are dependent upon the direction and level of mortgage interest rates and are, therefore, subject to high volatility during periods of changing rates.

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

At September 30, 2013, BOHR and Shore were classified as “well capitalized” for regulatory capital purposes.  However, impairments to our loan or securities portfolio, declines in our earnings or a combination of these or other factors could change our capital position in a relatively short period of time.  BOHR is currently restricted from accepting new brokered deposits.  As a result, our brokered deposit levels will decrease if our existing brokered deposits mature and do not rollover.  If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected.  In addition, if we are unable to maintain our “well-capitalized” status, we will be required to pay higher insurance premiums to the FDIC, which will reduce our earnings.

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

The management of liquidity risk is critical to our business and to our ability to service our customer base.  Our access to funding sources in amounts adequate to finance our activities on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.  In managing our balance sheet, a primary source of funding is customer deposits. Our ability to continue to attract these deposits and other funding sources is subject to variability based upon a number of factors including volume and volatility in the securities markets and the relative interest rates that we are prepared to pay for these liabilities. Further, BOHR is prohibited from accepting new brokered deposits until it is no longer subject to the Written Agreement with the FRB.  Our potential inability to maintain adequate sources of funding may, among other things, impact our ability to resume the payment of dividends or satisfy our obligations.

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

Sales, or the perception that sales could occur, of large amounts of our Common Stock by our institutional investors may affect our stock price.

The market price of our Common Stock could drop if our existing shareholders decide to sell their shares.  As of September 30, 2013, Carlyle, Anchorage, and CapGen owned 24.90%, 24.90%, and 29.97%, respectively, of the outstanding shares of our Common Stock.  Pursuant to the various definitive investment agreements that we have entered into with these shareholders, the Company has an effective registration statement covering the resale of shares of our Common Stock by each of the shareholders listed above.  These shareholders could utilize this registration statement by reselling the shares of our Common Stock they currently hold.  If any of these shareholders sell large amounts of our Common Stock, or other investors perceive such sales to be imminent, the market price of our Common Stock could drop significantly.

The concentration of our loan portfolio continues to be in real estate – commercial mortgage,  equity line lending, and construction, which may expose us to greater risk of loss.

Our business strategy centers, in part, on offering real estate - commercial mortgage and equity line loans secured by real estate in order to generate interest income.  These types of loans generally have higher yields and shorter maturities, and therefore, involve a greater degree of risk than traditional one-to-four family residential mortgage loans.  At September 30, 2013,  real estate - commercial mortgage and equity line lending totaled $694.1 million, which represented 51% of total loans.  Such loans increase our credit risk profile relative to other financial institutions that have lower concentrations of real estate - commercial mortgage and equity line loans.

Loans secured by real estate - commercial mortgage properties are generally for larger amounts than one-to-four family residential mortgage loans.  Payments on loans secured by these properties generally are dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties.  Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy.  While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

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

At September 30, 2013, we had loans of $171.6 million or 13% of total loans outstanding to finance construction and land development.  Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.  A portion of our residential and real estate - commercial mortgage lending is secured by vacant or unimproved land.  Loans secured by vacant or unimproved land are generally more risky than loans secured by improved property for one-to-four family residential mortgage loans. Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business.  These loans are susceptible to adverse conditions in the real estate market and local economy.

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

Our non-performing assets as a percentage of total assets decreased to 4.39% at September 30, 2013 from 6.36% at December 31, 2012.  On September 30, 2013, less than 1% of our loans was 30 to 89 days delinquent and treated as performing assets.  The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to our expenses that represents management’s best estimate of probable losses within our existing portfolio of loans.  Our allowance for loan losses was $37.7 million at September 30, 2013, which represented 2.75% of our total loans, as compared to $48.4 million, or 3.38% of total loans, at December 31, 2012.  The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and incurred but unidentified losses inherent in the current loan portfolio.  For further discussion on the impact continued weak economic conditions have on the collateral underlying our loan portfolio, see “If the value of real estate in the markets we serve were to decline materially, the value of our other real estate owned could decline or a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our loan losses, results of operations, and financial condition.”

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

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

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

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

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

To date, the Company has complied with the actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement; additionally, BOHR has materially complied with the actions required by the FRB and the Bureau of Financial Institutions under the terms of the Written Agreement.  The Risk Committee has been appointed to oversee the Company’s compliance with the terms of the Written Agreement and has met quarterly to review compliance.  Written plans have been submitted and implemented for strengthening board oversight, strengthening credit risk management practices, improving liquidity, reducing the reliance on brokered deposits, improving capital, and curing the technical violations of laws and regulations.  The Company also submitted and implemented written policies and procedures for maintaining an adequate allowance for loan losses and its plans for all foreclosed real estate and nonaccrual and delinquent loans in excess of $2.5 million.  Additionally, the Company instituted the required review process for all classified loans.  The Company charged off the assets identified as loss from the previous examination.  As of September 30, 2013, the Company exceeded the regulatory capital minimums and BOHR and Shore were both considered “well capitalized” under the risk-based capital standards.  The FRB recently modified its interpretation of our Written Agreement and now takes the position that it prohibits BOHR from accepting new brokered deposits.  Based on prior guidance, BOHR accepted new brokered deposits after it became well capitalized, which technically did not comply with the Written Agreement under the FRB’s modified interpretation.    We do not believe the new interpretation or our earlier actions will have any material adverse effect on the Company or our liquidity, expenses, or financial condition.

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

On November 2, 2010, the Company received from the DOJ a grand jury subpoena to produce information principally relating to the merger of GFH into the Company on December 31, 2008 and to loans made by GFH and its wholly owned subsidiary, Gateway, before GFH’s merger with the Company. The DOJ has informed the Company that it is not a target or a subject of the investigation at this time, and we are fully cooperating.  Although we do not believe this matter will have a material adverse affect on the Company, we can give you no assurances as to the timing or eventual outcome of this investigation.  The Company is not aware of any recent developments in this matter and has not been notified of any developments in over a year.  The Company has not had contact with the DOJ related to the grand jury subpoena since April 2011.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of the Company’s Common Stock in the open market and through privately negotiated transactions.  There were no share repurchase transactions conducted during the third quarter of 2013.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

None.

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

ITEM 6  – EXHIBITS

31.1The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.*

101The following materials from the Hampton Roads Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: November 8, 2013	/s/ Thomas B. Dix III___________________
Thomas B. Dix III
Chief Financial Officer