Form 10-K
period 2013-12-31
HAMPTON ROADS BANKSHARES INC
filed 2014-03-14
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Title of each className of each exchange on which registered

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  Accelerated filer  

Non-accelerated filer  Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $27,469,052

The number of shares outstanding of the issuer's Common Stock as of March 1, 2014 was 170,265,154 shares, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

Hampton Roads Bankshares, Inc.

Form 10-K Annual Report

For the Year Ended December 31, 2013

HAMPTON ROADS BANKSHARES, INC.

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

On June 1, 2008, the Company acquired via merger all the outstanding shares of Shore Financial Corporation, making Shore a wholly-owned subsidiary of the Company.  Included in this merger was Shore Investments, Inc. which provides securities, brokerage, and investment advisory services, which was sold on December 31, 2013.

On December 31, 2008, the Company acquired via merger all of the outstanding shares of Gateway Financial Holdings, Inc. (“GFH”) making Gateway Bank & Trust Co. (“Gateway”) a wholly-owned subsidiary of the Company.  At the time of acquisition, Gateway had four wholly-owned subsidiaries:  Gateway Title Company; Gateway Insurance Services, Inc.; Gateway Investment Services, Inc.; and Gateway Bank Mortgage, Inc.  On May 11, 2009, Gateway was dissolved and merged into BOHR; the subsidiaries became wholly-owned subsidiaries of BOHR.  On October 29, 2010, Gateway Title Company was sold, and on August 1, 2011, Gateway Insurance Services, Inc. was sold.  Gateway Investment Services, Inc. is inactive.

BOHR is a Virginia state-chartered commercial bank with 17 full-service offices in the Hampton Roads region of southeastern Virginia, including six offices in the city of Chesapeake, three offices in the city of Norfolk, six offices in the city of Virginia Beach, one office in Emporia, and one office in the city of Suffolk.  In addition, BOHR has 10 full-service offices located in Richmond, Virginia and the Northeastern and Research Triangle regions of North Carolina that do business as Gateway.  BOHR has three wholly-owned operating subsidiaries: Harbour Asset Servicing, Inc., which is inactive; Gateway Investment Services, Inc., which is intended to assist customers in their securities brokerage activities through an arrangement with an unaffiliated broker-dealer earning revenue through a commission sharing arrangement with the unaffiliated broker-dealer, is currently inactive; and Gateway Bank Mortgage, Inc., which provides mortgage banking services such as originating and processing mortgage loans for sale into the secondary market.

Shore is a Virginia state-chartered commercial bank with 6 full-service offices located on the Delmarva Peninsula, otherwise known as the Eastern Shore.  Shore operates on the Virginia and Maryland portions of the Eastern Shore, including the counties of Accomack and Northampton in Virginia and the Pocomoke City and Salisbury market areas in Maryland.  Shore has an investment in a Virginia title insurance agency that enables Shore to offer title insurance policies to its real estate loan customers.  On July 7, 2011, Shore expanded its Maryland banking operations into the West Ocean City, Maryland area with the opening of a Loan Production Office.  Additionally, a Loan Production Office was opened in Rehoboth Beach, Delaware on June 1, 2012.

During 2011, 2012, and 2013 one of our priorities was to return our focus to core community banking by making choices to reduce branches in close proximity with one another, which would improve overall efficiency, and enable us to shift capital towards investments in mobile and online technologies.  On December 31, 2010, we had 58 branches, and by December 31, 2013, we had reduced our branches to 33.

Our principal executive office is located at 641 Lynnhaven Parkway, Virginia Beach, Virginia 23452 and our telephone number is (757) 217-1000.  The Company’s common stock, par value $0.01 per share (the “Common Stock”), trades on the NASDAQ Global Select Market under the symbol “HMPR.”  A significant portion of our outstanding Common Stock is owned by three institutional investors.

HAMPTON ROADS BANKSHARES, INC.

Business

Principal Products or Services

Hampton Roads Bankshares, Inc. engages in a general community and commercial banking business, targeting the banking needs of individuals and small- to medium-sized businesses in its primary service areas, which include the Hampton Roads region of southeastern Virginia, the Northeastern and Research Triangle regions of North Carolina, the Eastern Shore of Virginia, Maryland, and Delaware and Richmond, Virginia.  The Company’s primary products are traditional loan and deposit banking services.

We offer a broad range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, Negotiable Order of Withdrawal accounts, savings accounts, and individual retirement accounts as well as certificates of deposit with a range of maturity date options.  The primary sources of deposits are small- and medium-sized businesses and individuals within our target markets.  Additionally, we may obtain both national certificates of deposit and brokered certificates of deposit

All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum allowed by law of $250,000.  We offer a range of commercial, real estate, and consumer loans.  Our loan portfolio is comprised of the following categories:  commercial and industrial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment.  Commercial and industrial loans are loans to businesses that are typically not collateralized by real estate.  Generally, the purpose of commercial and industrial loans is for the financing of accounts receivable, inventory, or equipment and machinery.  Construction loans are made to individuals and businesses for the purpose of construction of single family residential properties, multi-family properties, and commercial projects as well as the development of residential neighborhoods and commercial office parks.  We have continued to decrease our exposure to this category of loans within our portfolio.  Commercial mortgage loans are made for the purchase and re-financing of owner occupied commercial properties as well as non-owner occupied income producing properties.  Our residential mortgage portfolio includes first and junior lien mortgage loans, home equity lines of credit, and other term loans secured by first and junior lien mortgages.  Installment loans are made on a regular basis for personal, family, and general household purposes.  More specifically, we make automobile loans, home improvement loans, loans for vacations, and debt consolidation loans.

Our primary lending objective is to enhance customer relationships by meeting business and consumer needs in our market areas, while maintaining our standards of profitability and credit quality.  All lending decisions are based upon an evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan.  With few exceptions, personal guarantees are required on all loans.

The direct lending activities in which the Company engages carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve") and general economic conditions, nationally and in the Company's primary market areas, have a significant impact on the Company's results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Company in full, in a timely manner, resulting in decreased earnings or losses to the Company. To the extent the Company makes fixed rate loans, general increases in interest rates will tend to reduce the Company's spread as the interest rates the Company must pay for deposits may increase while interest income may be unchanged. Economic conditions may also adversely affect the value of property pledged as security for loans and the ability to liquidate that property to satisfy a loan if necessary.

The Company's goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include: carefully enforcing loan policies and procedures and modifying those policies on occasion to account for changing or emerging risks or changing market conditions, evaluating each borrower's business plan and financial condition during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and maintaining sufficient collateral to mitigate economic loss in the event of liquidation. An allowance for loan losses has been established which consists of general, specific, and unallocated components. A risk rating system is employed to estimate loss exposure and provide a measuring system for setting general reserve allocations.  The general component relates to groups of homogeneous loans not designated for specific impairment analysis and are collectively evaluated for potential loss.  The specific component relates to

HAMPTON ROADS BANKSHARES, INC.

loans that are determined to be impaired and, therefore, individually evaluated for impairment.  The specific allowance for loan losses is based on a loan-by-loan analysis and varies between impaired loans largely due to the value of the loan’s underlying collateral.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and considers internal portfolio management effectiveness and external macroeconomic factors.

The composition of the Company's loan portfolio is weighted toward commercial real estate and real estate construction.  At December 31, 2013, commercial real estate and real estate construction represented approximately 54.1% of the loan portfolio.  These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow, and general economic conditions. The Company typically requires a maximum loan to value of 80% or less and minimum cash flow debt service coverage at the time of origination of 1.25 to 1.0. Personal guarantees are required by policy, with a limited number of exceptions being granted due to mitigating factors.

The general terms and underwriting standards for each type of commercial real estate and construction loan are incorporated into the Company's lending policies. These policies are analyzed periodically by management, and the policies are reviewed and approved by a designated subcommittee of the Board on an annual basis. The Company's loan policies and practices described in this report are subject to periodic change, and each guideline or standard is subject to waiver or exception in the case of any particular loan, with approval by the appropriate officer or committee, in accordance with the Company's loan policies. Policy standards are often stated in mandatory terms, such as "shall" or "must", but these provisions are subject to exception where appropriately mitigated. Policy requires that loan value not exceed a percentage of "market value" or "fair value" based upon appraisals or evaluations obtained in the ordinary course of the Company's underwriting practices.

Loans are secured primarily by duly recorded first deeds of trust. In some cases, the Company may accept a recorded second lien position. In general, borrowers will have a proven ability to build, lease, manage and/or sell a commercial or residential project and demonstrate satisfactory financial condition. Additionally, an equity contribution toward the project is required. Construction loans require that the financial condition and experience of the general contractor and major subcontractors be satisfactory to the Company. Guaranteed, fixed price construction contracts are required whenever appropriate, along with payment and performance bonds or completion bonds for larger scale projects.

Commercial land acquisition and construction loans are secured by real property where loan proceeds will be used to acquire land and to construct or improve appropriately zoned real property for the creation of income producing or owner user commercial properties. Borrowers are required to contribute equity into each project at levels determined by Loan Policy. Commercial land acquisition and construction loans generally are underwritten with a maximum term of 24 months.  Loan-to-value ("LTV") ratios, with few exceptions, are maintained consistent with or below supervisory guidelines.

All construction draw requests must be presented in writing on American Institute of Architects documents and certified by the contractor, the borrower and the borrower's architect. Each draw request shall also include the borrower's soft cost breakdown certified by the borrower or its Chief Financial Officer. Prior to an advance, the Company or its contractor inspects the project to determine that the work has been completed in order to justify the draw requisition.

Commercial permanent loans are secured by improved real property which is generating income in the normal course of operation. Debt service coverage, assuming stabilized occupancy, must be satisfactory to support a permanent loan. At the time of origination, the debt service coverage ratio is ordinarily at least 1.25 to 1.0.  As part of the underwriting process, debt service coverage ratios are stress tested assuming a 200 basis point increase in interest rates from their current levels.

Personal guarantees are generally received from the principals on commercial real estate loans, and only in instances where the loan-to-value is sufficiently low and the debt service is sufficiently high is consideration given to either limiting or not requiring personal recourse.

Updated appraisals for real estate secured loans are obtained as necessary and appropriate to borrower financial condition, project status, loan terms, and market conditions.

HAMPTON ROADS BANKSHARES, INC.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and accounts receivable financing. This loan category represents approximately 16.3% of the Company's loan portfolio at December 31, 2013 and is generally priced at a variable or adjustable rate. Commercial loans must meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service.  Residential home mortgage loans, including home equity lines and loans, make up 25.6% of the loan portfolio. These credits represent both first and second liens on residential property almost exclusively located in the Company’s primary market areas. The remaining 4.0% of the loan portfolio consists of retail consumer installment loans.

The risk of nonpayment (or deferred payment) of loans is inherent in commercial lending. The Company's marketing focus on small to medium-sized businesses may result in the assumption by the Company of certain lending risks that are different from those inherent in loans to larger companies. The policies and procedures of the Company dictate that all loan applications are to be carefully evaluated and attempt to minimize credit risk exposure by use of extensive loan application data, due diligence, and approval and monitoring procedures; however, there can be no assurance that such procedures can eliminate such lending risks.

We offer other banking-related specialized products and services to our customers, such as travelers’ checks, coin counters, wire services, online banking, and safe deposit box services. Additionally, we offer our commercial customers various cash management products including remote deposit. Remote Deposit Capture allows our customers to make check deposits conveniently from their office with a small desktop scanner for faster funds availability and to begin earning interest sooner. Our  merchant services offers a suite of payment processing solutions tailored to retailers and other specific industries allowing processing of all major credit cards 24 hours a day 365 days a year  We issue letters of credit and standby letters of credit, most of which are related to real estate construction loans, for some of our commercial customers.  We also facilitate the use of back-to-back swaps to help us and our customers manage interest rate risk.  We have not engaged in any securitizations of loans.

Additional Services

In addition to its banking operations, the Company has two other reportable segments:  Mortgage and Other.  Gateway Bank Mortgage, Inc. comprises our Mortgage segment and provides mortgage banking services such as originating and processing mortgage loans for sale to the secondary market.  Our Other segment includes two of our wholly-owned subsidiaries, Shore Investments, Inc. (sold on December 31, 2013) and Gateway Investment Services, Inc., which provide securities, brokerage, and investment advisory services and are capable of handling many aspects of wealth management including stocks, bonds, annuities, mutual funds, financial consultations, and insurance products.  At the end of the third quarter of 2011, the Company sold Gateway Insurance Services, Inc., a wholly-owned subsidiary.  As a result of the sale, the Company’s insurance segment was combined with the investment segment and holding company into the reportable segment “Other.”  For financial information about our business segments, see Note 17, Business Segment Reporting, of the Notes to Consolidated Financial Statements.

We offer telephone, internet, and mobile banking to our customers. These services allow both commercial and retail customers to access detailed account information and execute a wide variety of banking transactions, including balance transfers and bill payment, by means other than a traditional teller or automated teller machine (“ATM”). We believe these services are particularly attractive to our customers, as these services enable them to conduct their banking business and monitor their accounts at any time. Telephone, internet, and mobile banking assist us in attracting and retaining customers and encourage our existing customers to consider us for all of their banking and financial needs.

Throughout our markets, we have a network of thirty-seven ATMs, which are also accessible by the customers of our subsidiary banks.  Our customers can also access ATMs not owned by the Banks.

HAMPTON ROADS BANKSHARES, INC.

Competition

The financial services industry in our market area remains highly competitive and is constantly evolving.  We experience strong competition from other financial services organizations, some of which are not subject to the same degree of regulation that is imposed on us.  Many of them have broader geographic markets and substantially greater resources, and therefore, can offer more diversified products and services.

In our market areas, we compete with large national and regional financial institutions, savings banks, and other independent community banks, as well as credit unions, consumer finance companies, mortgage companies, and loan production offices.  Competition for deposits and loans is affected by factors such as interest rates and terms offered, the number and location of branches, types of products offered, and reputation of the institution.  We believe that our pricing and structure of products has remained competitive, but our historical success is primarily attributable to high quality service and community involvement.

Market

Our primary service area is encompassed by the Virginia Beach – Norfolk – Newport News, VA-NC Metropolitan Statistical Area, the 36th largest metropolitan area in the United States, with a population of approximately 1.7 million.  The Company’s market area includes the Hampton Roads region including the cities of Chesapeake, Norfolk, Virginia Beach, Portsmouth, and Suffolk, Virginia; the Northeastern and Research Triangle regions of North Carolina; the Eastern Shore of Virginia and Maryland; Richmond, Virginia; Ocean City, Maryland; and Rehoboth Beach, Delaware.  The Hampton Roads region is recognized as the eighth largest metro area in the Southeast U.S. and the second largest between Atlanta and Washington D.C.  Six of the 10 largest population centers in the U.S. are located within 750 miles of Hampton Roads.  This region has a diverse, well-rounded economy supported by a solid manufacturing base.  However, due to a substantial military presence, the U.S. government has a significant impact on the economy of our region.

The U.S. Navy’s Atlantic Fleet is headquartered at the Norfolk Naval Base, which is the largest Navy base in the world.  Additionally, Portsmouth is the home of the Norfolk Naval Shipyard, which is the U.S. Navy’s largest ship repair yard, and the Portsmouth Naval Medical Center, the U.S. Navy’s largest hospital.  In Newport News, Newport News Shipbuilding, a division of Huntington Ingalls Industries, is the nation’s sole designer, builder, and refueler of nuclear-powered aircraft carriers and one of only two shipyards capable of designing and building nuclear-powered submarines.  The area is also home to the National Aeronautics and Space Administration / Langley Research Center in Hampton, the Colonial Williamsburg Foundation (hotels and museums), three marine terminals owned by the Virginia Port Authority (shipping), and the Anheuser-Busch Williamsburg Brewery (beverage).  Furthermore, the U.S. Army, Air Force, and Coast Guard each have a significant presence in the Greater Hampton Roads area with bases in the region.

Leading employers in the private sector include Stihl, Inc. (chain saws), Sumitomo Machinery Corporation of America (industrial motor drives), Canon Virginia, Inc. (copiers, laser printers, and supplies), Dollar Tree Stores, Inc. (retail), Lumber Liquidators, Inc. (hardwood flooring retailer), Norfolk Southern Corporation (transportation), and Mitsubishi Corporation (various manufacturing operations).

Virginia Markets

According to the Federal Reserve Bank of Richmond’s update on the economy in the Fifth district (which includes our major market areas), the labor market conditions have shown modest year-over-year growth in 2013.  During 2013, the Virginia Beach-Norfolk MSA grew payrolls by 1.2%, Richmond MSA grew by 1.5% and Virginia in total grew 0.8%.  Unemployment in Virginia was at 5.2% in December 2013 down from 5.6% in December 2012.  Virginia residents reported a 1.2% increase in personal income over the prior year; however, median family incomes in the Virginia Beach-Norfolk MSA saw year-over-year growth of 3.4%, while the Richmond MSA saw declines of 2.6%.  Non-business bankruptcies in 2013 in Virginia declined 4.9% compared to 2012.

Regarding mortgage delinquencies in the fourth quarter of 2013 compared to the fourth quarter of 2012, the share of all mortgages with payments more than 90 days late declined to 2.0% from 2.3%; the prime delinquency rate dropped to 0.9% from 1.1%.  According to CoreLogic Information Solutions, home prices in the state fell 0.3% in December 2013 but values appreciated 5.7% since December 2012.

HAMPTON ROADS BANKSHARES, INC.

North Carolina Markets

During 2013, the Durham MSA grew payrolls by 2.3%, Greensboro-High Point MSA grew by 1.6%, Raleigh-Cary MSA grew 2.4%, and North Carolina in total grew 1.6%.  Unemployment in North Carolina was at 6.9% in December 2013 down from 9.4% in December 2012.  North Carolina residents reported a 2.0% increase in personal income over the prior year; however, median family incomes in the markets we serve in North Carolina saw year-over-year declines ranging from 1.5% to 5.8%.  Non-business bankruptcies in 2013 declined 12.9% compared to 2012.

Regarding mortgage delinquencies in the fourth quarter of 2013 compared to the fourth quarter of 2012,  the share of all mortgages with payments more than 90 days late declined to 2.6% from 2.8%; the prime delinquency rate dropped to 1.2% from 1.4%.  According to CoreLogic Information Solutions, home prices in the state fell 0.3% in December 2013 but values appreciated 4.3% since December 2012.

Concentrations

The majority of our depositors are located and doing business in our targeted market areas, and we lend a substantial portion of our capital and deposits to individual and business borrowers in these market areas.  Any factors adversely affecting the economy of the Greater Hampton Roads area could, in turn, adversely affect our performance.  The Company has no significant concentrations to any one customer.

Government Supervision and Regulation

General

As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Federal Reserve.

Other federal and state laws govern the activities of our Banks, including the activities in which they may engage, the investments they may make, the aggregate amount of loans they may grant to one borrower, and the dividends they may declare and pay to us. Our banking subsidiaries are also subject to various consumer and compliance laws. As Virginia state-chartered banks, BOHR and Shore are primarily subject to regulation, supervision, and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (“Bureau of Financial Institutions”).  In addition, we are regulated and supervised by the Federal Reserve through the Federal Reserve Bank of Richmond (“FRB”).  We must furnish to the Federal Reserve quarterly and annual reports containing detailed financial statements and schedules.  All aspects of our operations, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends, and establishment of branches are governed by these authorities.  These authorities are able to impose penalties, initiate civil and administrative actions, and take further steps to prevent us from engaging in unsafe or unsound practices.  In this regard, the Federal Reserve has adopted capital adequacy requirements.

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

HAMPTON ROADS BANKSHARES, INC.

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

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act (the “Acts”), together with their regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company, which is generally deemed to occur if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Under the Acts, prior notice to the Federal Reserve is required if a person acquires 10% or more, but less than 25%, of any class of voting securities and if the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.  CapGen Capital Group VI LP (“CapGen”) has received Federal Reserve approval as a bank holding company to “control” the Company and currently owns 29.97% of the outstanding Common Stock.  Our next two largest investors, Anchorage Capital Group, L.L.C. (“Anchorage”), and The Carlyle Group, L.P. (“Carlyle”) each own 24.90%, respectively, of the outstanding Common Stock, and are prohibited from owning 25% or more of the outstanding Common Stock of the Company.  None of our other investors currently owns 25% or more of the outstanding Common Stock of the Company.

Capital Requirements

The Federal Reserve has issued risk-based and leverage capital guidelines applicable to banking organizations that it supervises.  The federal capital standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure as adjusted for credit risk.  The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets.  Assets and off-balance sheet items are assigned to broad risk categories, each with an appropriate risk weighting.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

Under the risk-based capital requirements, the Company and our bank subsidiaries are each generally required to maintain a minimum ratio of total capital to risk-weighted assets (including specific off-balance sheet activities, such as standby letters of credit).  At least half of the total capital must be composed of “Tier 1 Capital,” which is defined as common equity, retained earnings, qualifying perpetual preferred stock, and minority interests in common equity accounts of consolidated subsidiaries, less certain intangible assets. The remainder may consist of “Tier 2 Capital,” which is defined as subordinated debt, some hybrid capital instruments and other qualifying preferred stock, and a limited amount of the allowance for loan losses and pretax net unrealized holding gains on certain equity securities. In addition, each of the federal banking regulatory agencies has established minimum leverage capital requirements for banking organizations. Under these requirements, banking organizations must maintain a minimum ratio of Tier 1 Capital to adjusted average quarterly assets equal to 4%, subject to federal bank regulatory evaluation of an organization’s overall safety and soundness. In summary, the capital measures used by the federal banking regulators are Total Risk-Based Capital ratio (the total of Tier 1 Capital and Tier 2 Capital as a percentage of total risk-weighted assets), Tier 1 Risk-Based Capital ratio (Tier 1 capital divided by total risk-weighted assets), and the Leverage ratio (Tier 1 capital divided by adjusted average total assets).  Generally, under these regulations, a bank will be:

HAMPTON ROADS BANKSHARES, INC.

●  “well capitalized” if it has a Total Risk-Based Capital ratio of 10% or greater, a Tier 1 Risk-Based Capital ratio of 6% or greater, a Leverage ratio of 5% or greater,

●“adequately capitalized” if it has a Total Risk-Based Capital ratio of 8% or greater, a Tier 1 Risk-Based Capital ratio of 4% or greater, and a Leverage ratio of 4% or greater (or 3% in certain circumstances) and is not well capitalized,

●“undercapitalized” if it has a Total Risk-Based Capital ratio of less than 8%, a Tier 1 Risk-Based Capital ratio of less than 4% (or 3% in certain circumstances), or a Leverage ratio of less than 4% (or 3% in certain circumstances),

●“significantly undercapitalized” if it has a Total Risk-Based Capital ratio of less than 6%, a Tier 1 Risk-Based Capital ratio of less than 3%, or a Leverage ratio of less than 3%, or

●“critically undercapitalized” if its tangible equity is equal to or less than 2% of tangible assets.

In addition, the Federal Reserve may require banks to maintain capital at levels higher than those required by general regulatory requirements.  BOHR and Shore were “well capitalized” at December 31, 2013.

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

Changes in Capital Requirements

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation on Banking Supervision in “Basel III:  A Global Regulatory Framework for More Resilient Banks and Banking Systems”. The Federal Reserve approved a final rule regarding capital requirements on July 2, 2013.  The rule will implement in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Basel III will require bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity.

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

When fully phased-in, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5% plus a “capital conservation buffer” of 2.5%, (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0% plus the capital conservation buffer, (iii) a minimum ratio of Total (Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0% plus the capital conservation buffer, and (iv) as a newly adopted international standard, a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter).

Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) may face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing assets, deferred tax assets related to temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.  The Company does not have any recognized mortgage servicing assets, deferred tax assets, or significant investments in non-consolidated entities as of December 31, 2013.

HAMPTON ROADS BANKSHARES, INC.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specifics changes to current rules impacting the Company’s determination of risk-weighted assets include, among other things:

"	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

"	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

"	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

"

Providing for a risk weight, generally not less than 20% with certain exceptions, for securities lending transactions based on the risk weight category of the underlying collateral securing the transaction.

The new minimum capital requirements are effective January 1, 2015, whereas the capital conservation buffer and the deductions from common equity Tier 1 capital phase in between 2015 and 2019.

The Basel III Notice also changes the prompt corrective action capital requirements effective in 2015. After the change, an institution would be deemed to be: (i) “well capitalized” if it has a total risk based capital ratio of 10.0% or more, a Tier 1 risk based capital ratio of 8.0% or more, a CET1 risk based capital ratio of 6.5% or more, and a leverage capital ratio of 5.0% or more, (ii) “adequately capitalized” if it has a total risk based capital ratio of 8.0% or more, a Tier 1 risk based capital ratio of 6.0% or more, a CET1 risk based capital ratio of 4.5% or more, and a leverage capital ratio of 4.0% or more, (iii) “undercapitalized” if it has a total risk based capital ratio of less than 8.0%, a Tier 1 risk based capital ratio of less than 6.0%, a CET1 risk based capital ratio of less than 4.5%, and a leverage capital ratio of less than 4.0%, (iv) “significantly undercapitalized” if it has a total risk based capital ratio of less than 6.0%, a Tier 1 risk based capital ratio of less than 4.0%, a CET1 risk based capital ratio of less than 3.0%, and a leverage capital ratio of less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is less than or equal to 2.0%. Tangible equity would be defined for this purpose as Tier 1 capital (common equity Tier 1 capital plus any additional Tier 1 capital elements) plus any outstanding perpetual preferred stock that is not already included in Tier 1 capital.

Payment of Dividends

The Company is a legal entity separate and distinct from the Banks and their subsidiaries. Substantially all of our cash revenues will result from dividends paid to us by our Banks and interest earned on short-term investments. Our Banks are subject to laws and regulations that limit the amount of dividends that they can pay. Under Virginia law, a bank may declare a dividend out of the bank’s net undivided profits, but not in excess of its accumulated retained earnings.  Additionally, our Banks may not declare a dividend, unless the dividend is approved by the Federal Reserve, if the total amount of all dividends, including the proposed dividend, declared by the bank in any calendar year exceeds the total of the bank’s retained net income of that year to date, combined with its retained net income of the two preceding years.  Federal Reserve regulations also provide that a bank may not declare a dividend in excess of its undivided profits without Federal Reserve approval.  Our Banks may not declare or pay any dividend if, after making the dividend, the bank would be “undercapitalized,” as defined in the banking regulations

The Federal Reserve and the Bureau of Financial Institutions have the general authority to limit the dividends paid by insured banks if the payment is deemed an unsafe and unsound practice. Both the Federal Reserve and the Bureau of Financial Institutions have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice.

In addition, we are subject to certain regulatory requirements to maintain capital at or above regulatory minimums. These regulatory requirements regarding capital affect our dividend policies. Regulators have indicated that bank

HAMPTON ROADS BANKSHARES, INC.

holding companies should generally pay dividends only if the organization’s net income attributable to Hampton Roads Bankshares, Inc.  over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition.

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

Assessments generally are based upon a depository institution’s average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period; whereas assessments were previously based on the amount of an institution’s insured deposits. Pursuant to the Dodd-Frank Act, the minimum deposit insurance fund ratio will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10.0 billion or more.

The Dodd-Frank Act also provides the FDIC with discretion to determine whether to pay rebates to insured depository institutions when its deposit insurance reserves exceed certain thresholds. Previously, the FDIC was required to give rebates to depository institutions equal to the excess once the reserve ratio exceeded 1.50%, and was required to rebate 50% of the excess over 1.35% but not more than 1.50% of insured deposits. The FDIC adopted a final rule on February 7, 2011 that implemented these provisions of the Dodd-Frank Act.

Additionally, by participating in the transaction account guarantee program under the FDIC Temporary Liquidity Guarantee Program (“TLGP”), banks temporarily become subject to an additional assessment on deposits in excess of $250,000 in certain transaction accounts and additionally for assessments from 50 basis points to 100 basis points per annum depending on the initial maturity of the debt. Further, all FDIC insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal Government established to recapitalize the predecessor to the DIF.  The FICO assessment rate, which is determined on a quarterly basis and computed on assets, was 0.0016% for the fourth quarter of 2013.  These assessments will continue until the FICO bonds mature in 2019.

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

HAMPTON ROADS BANKSHARES, INC.

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

The Dodd-Frank Act, among other things, limits interchange fees payable on debit card transactions, includes provisions that affect corporate governance and executive compensation at all publicly-traded companies, and allows financial institutions to pay interest on business checking accounts.

On December 10, 2013, five financial regulatory agencies, including the Federal Reserve, Commodity Futures Trading Commission, FDIC, Office of the Comptroller of the Currency, and the Securities and Exchange Commission, adopted final rules implementing a provision of the Dodd-Frank Act, commonly referred to as the Volcker Rule.  The final rules generally would prohibit banking entities from:

•	engaging in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments for their own account;
•	owning, sponsoring, or having certain relationships with hedge funds or private equity funds, referred to as “covered funds”.

On January 14, 2014, the five financial regulatory agencies approved an adjustment to the final rule by allowing banks to keep certain collateralized debt obligations (“CDOs”) acquired by the bank before the Volcker Rule was finalized, if the CDO was established before May 2010 and is backed primarily by trust preferred securities issued by banks with less than $15 billion in assets established.  The final rules are effective April 1, 2014, however, the Federal Reserve has extended the conformance period until July 21, 2015.  We are continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder. We own $26.9 million of collateralized loan obligation ("CLO") securities with a weighted average yield of 2.34% that are subject to the Volcker Rule. If we decide to sell or are required to sell these securities, our future net interest income could be adversely impacted if our alternative use for these funds yields a lower rate.

Consumer Financial Protection Bureau

The Dodd-Frank Act created a new, independent federal agency, the Consumer Financial Protection Bureau (“CFPB”) having broad rulemaking, supervisory, and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10.0 billion or more in assets. Smaller institutions, including the Banks, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive, or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

In 2013, the CFPB adopted a rule, effective in January 2014, to implement certain sections of the Dodd-Frank Act requiring creditors to make a reasonable, good faith determination of a consumer’s ability to repay any closed-end consumer credit transaction secured by a 1-4 family dwelling.  The rule also establishes certain protections from

HAMPTON ROADS BANKSHARES, INC.

liability under this requirement to ensure a borrower’s ability to repay for loans that meet the definition of “qualified mortgage.”  Loans that satisfy this “qualified mortgage” safe harbor will be presumed to have complied with the new ability-to-repay standard.  We have assessed our current lending practices and have determined that a large majority of mortgage loans that we originate are GSE eligible and are therefore qualified mortgages.  We have also determined that the Company’s lending policies comply with the requirement to consider certain underwriting factors under the ability-to-repay standard.

Emergency Economic Stabilization Act of 2008 (“EESA”)

The EESA, enacted on October 3, 2008, authorized the Secretary of the United States Department of the Treasury (the “Treasury”) to purchase or guarantee up to $700.0 billion in troubled assets from financial institutions under the Troubled Asset Relief Program (“TARP”).  Pursuant to authority granted under EESA, the Secretary of the Treasury created the TARP Capital Purchase Program (“TARP CPP”) under which the Treasury could invest up to $250.0 billion in senior preferred stock of U.S. banks and savings associations or their holding companies.

On December 31, 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement with the Treasury under the Treasury’s TARP CPP, pursuant to which the Company sold 80,347 shares of our Fixed-Rate Cumulative Perpetual Preferred Stock, Series C, no par value per share, having a liquidation preference of $1,000 per share (the “Series C Preferred”)  and a warrant (the “Warrant”) to purchase 53,035 shares of our Common Stock at an initial exercise price of $227.25 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $80.3 million in cash.

On August 12, 2010 the Company and Treasury executed the Exchange Agreement, which provided for (i) the exchange of 80,347 shares of Series C Preferred for 80,347 shares of a newly-created Series C-1 preferred stock (“Series C-1 Preferred”) with a liquidation preference of $1,000, (ii) the conversion of the Series C-1 Preferred at a discounted conversion value of $6,500 per share into 2,089,022 shares of the Company’s Common Stock at a conversion price of $10.00 per share, and (iii) the amendment of the terms of the Warrant to provide for the purchase of up to 53,035 shares of the Company’s Common Stock at an exercise price of $10.00 per share for a ten-year term following the issuance of the amended warrant to the Treasury (the “Amended TARP Warrant”).   The Company and Treasury consummated the transactions contemplated by the Exchange Agreement on September 30, 2010.

On September 27, 2012, as a result of a capital raise and the Amended TARP Warrant not being excluded from the operation of the anti-dilution provisions, the number of shares purchasable was adjusted to 757,633 shares of the Company’s Common Stock and the exercise price to purchase such shares was adjusted to $0.70 per share.

As a result of the Company’s participation in the Treasury’s TARP CPP, it is required to meet certain standards for executive compensation and corporate governance set forth in EESA, as amended, by the American Recovery and Reinvestment Act of 2009 (the “ARRA”) and the Treasury’s implementing regulations thereunder.  On June 15, 2009, the Treasury published its standards for executive compensation and corporate governance.  These standards include, in part, (1) prohibitions on making golden parachute payments to senior executive officers and the next 5 most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP remains outstanding (the “Restricted Period”), (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of the subject employee’s annual compensation that do not fully vest during the Restricted Period unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that TARP recipients provide for the recovery of any bonus or incentive compensation paid to senior executive officers and the next 20 most highly-compensated employees based on statements of earnings, revenues, gains, or other criteria later found to be materially inaccurate, with the Secretary of the Treasury having authority to negotiate for reimbursement, and (4) a review by the Secretary of the Treasury of all bonuses and other compensation paid by TARP recipients to senior executive employees and the next 20 most highly-compensated employees before the date of enactment of the ARRA to determine whether such payments were consistent with the purposes of the act.

HAMPTON ROADS BANKSHARES, INC.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations, and corporate reporting for companies with equity or debt securities registered under the Exchange Act, as amended. In particular, the Sarbanes-Oxley Act of 2002 established (1) requirements for audit committees, including independence, expertise, and responsibilities; (2) certification responsibilities for the chief executive officer and chief financial officer with respect to the Company’s financial statements; (3) standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for reporting companies and their directors and executive officers; and (5) increased civil and criminal penalties for violation of the federal securities laws.

Bank Secrecy Act (“BSA”)

Under the BSA, a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report cash transactions involving $10 thousand or more to the Treasury. In addition, financial institutions are required to file suspicious activity reports for transactions that involve $5 thousand or more and which the financial institution knows, suspects, or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA, or has no lawful purpose.

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

HAMPTON ROADS BANKSHARES, INC.

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

Monetary Policy

The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in United States government securities, changes in the discount rate on member bank borrowings,  changes in reserve requirements against deposits held by federally insured banks, and quantitative easing. The Federal Reserve’s monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of changing conditions in the national and international economies and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of our bank subsidiaries, their subsidiaries, or any of our other subsidiaries.

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

The Dodd-Frank Act changed the definition of “covered transaction” in Sections 23A and 23B and limitations on asset purchases from insiders. With respect to the definition of “covered transaction,” the Dodd-Frank Act defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for a bank’s loan or extension of credit to another person or company. In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes a bank or its subsidiary to have a credit exposure to the affiliate. A separate provision of the Dodd-Frank Act states that an insured depository institution may not “purchase an asset from or sell an asset to” a bank insider (or their related interests) unless (1) the transaction is conducted on market terms between the parties and (2) it has been approved in advance by the majority of the institution’s non-interested directors if the proposed transaction represents more than 10 percent of the capital stock and surplus of the insured institution.

HAMPTON ROADS BANKSHARES, INC.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers, and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act and Regulation O, loans to a director, an executive officer, and to a principal shareholder of a bank as well as to entities controlled by any of the foregoing may not exceed, together with all other outstanding loans to such person and entities controlled by such person, the bank’s loan-to-one borrower limit. For this purpose, the bank’s loan-to-one borrower limit is 15% of the bank’s unimpaired capital and unimpaired surplus in the case of loans that are not fully secured and an additional 10% of the bank’s unimpaired capital and unimpaired surplus in the case of loans that are fully secured by readily marketable collateral having a market value at least equal to the amount of the loan.  Loans in the aggregate to insiders and their related interests as a class may not exceed the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and principal shareholders of a bank or bank holding company and to entities controlled by such persons, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The Federal Reserve has prescribed the loan amount, which includes all other outstanding loans to such person as to which such prior board of director approval is required, as being the greater of $25 thousand or 5% of capital and surplus (up to $500 thousand). Section 22(h) requires that loans to directors, executive officers, and principal shareholders be made on terms and underwriting standards substantially the same as those offered in comparable transactions to other persons.  Violations of Section 22(h) of the Federal Reserve Act and Regulation O could subject the Company to civil penalties.  As of December 31, 2013, there were no loans to insiders and their related interests in the aggregate that exceeded the restrictions imposed by the Federal Reserve Act and related regulations.

Other Safety and Soundness Regulations

There are significant obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event that the depository institution is insolvent or is in danger of becoming insolvent. These obligations and restrictions are not for the benefit of investors. Regulators may pursue an administrative action against any bank holding company or bank that violates the law, engages in an unsafe or unsound banking practice, or is about to engage in an unsafe or unsound banking practice. The administrative action could take the form of a cease and desist proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil monetary penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain actions be undertaken. Under the Dodd-Frank Act and the policies of the Federal Reserve, we are required to serve as a source of financial strength to our subsidiary depository institutions and to commit resources to support the Banks in circumstances where we might not do so otherwise.

The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized, as defined by the law.  As of December 31, 2013, BOHR and Shore were “well capitalized.”

State banking regulators also have broad enforcement powers over the Banks, including the power to impose fines and other civil and criminal penalties and to appoint a conservator.

Consumer Laws Regarding Fair Lending

In addition to the CRA described above, other federal and state laws regulate various lending and consumer aspects of our business. Governmental agencies, including the United States Department of Housing and Urban Development, the Federal Trade Commission, and the United States Department of Justice, have become concerned that prospective borrowers may experience discrimination in their efforts to obtain loans from depository and other lending institutions. These agencies have brought litigation against depository institutions alleging discrimination against borrowers. Many of these suits have been settled, in some cases for material sums of money, short of a full trial.

HAMPTON ROADS BANKSHARES, INC.

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

Recent Events

Written Agreement

The Company and BOHR entered into a Written Agreement with the FRB and the Bureau of Financial Institutions effective June 9, 2010.  Under the terms of the Written Agreement, BOHR agreed to certain actions and restrictions on its operations and could not declare or pay dividends to its shareholders without prior regulatory approval. The Written Agreement was terminated on February 20, 2014 and the Company and BOHR are no longer subject to its terms and conditions. The FRB and Bureau of Financial Institutions retain supervisory oversight following termination and have the ability to institute informal measures that could impose restrictions on the business activities of the company and its subsidiaries. Shore was not a party to the Written Agreement.

Employees

As of December 31, 2013, we employed 536 people, of whom 513 were full-time employees.  None of our employees are represented by any collective bargaining agreements.

Available Information

We maintain internet websites at www.bankofhamptonroads.com www.shorebank.com, and www.gatewaybankandtrust.com.  These websites contain a link to our filings with the Security Exchange Commission (“SEC”) on Form 10-K, Form 10-Q, and Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  The reports are made available on this website as soon as practicable following the filing of the reports with the SEC.  The information is free of charge and may be reviewed, downloaded, and printed from the website at any time.

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

HAMPTON ROADS BANKSHARES, INC.

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

Risks Relating to our Business

Our success is largely dependent on attracting and retaining key management team members.

We are a customer-focused and relationship-driven organization. Future growth is expected to be driven in large part by the relationships maintained with customers. While we have assembled an experienced and talented senior management team, maintaining this team, while at the same time developing other managers and/or attracting new talent in order that management succession can be achieved, is not assured. The unexpected loss of key employees could have a material adverse effect on our business and may result in lower revenues or reduced earnings.

We are not paying dividends on our Common Stock and currently are prevented from doing so.  The failure to resume paying dividends on our Common Stock may adversely affect the market price of our Common Stock.

We paid cash dividends on our Common Stock prior to the third quarter of 2009.  During the third quarter of 2009, we suspended dividend payments.  We are prevented by our regulators from paying dividends until our financial position improves.  In addition, the retained deficit of BOHR, our principal banking subsidiary, was $468.6 million as of December 31, 2013.  Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings.  It is unlikely in the foreseeable future that we would be able to pay dividends if BOHR cannot pay dividends to us.  Although we can seek to obtain a waiver of this prohibition, our regulators may choose not to grant such a waiver, and we would not expect to be granted a waiver or be released from this obligation until our financial performance and retained earnings improve significantly.  As a result, there is no assurance if or when we will be able to resume paying cash dividends.

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

We have elected to defer the payment of interest on our outstanding trust preferred securities issued by trust subsidiaries of our holding company and expect to continue to defer the payment of interest for the foreseeable future.

Beginning in January 2010, we exercised our right to defer all quarterly distributions on our trust preferred securities.  Our deferral of interest payments for up to 20 consecutive quarters (through various dates during the first quarter of 2015 depending on the series of debt securities) does not constitute an event of default.  During the deferral period, the debt securities continue to accrue interest. To the extent applicable law permits interest on interest, the deferred interest payments also accrue interest at the rates specified in the corresponding indentures, compounded quarterly. At December 31, 2013 total accrued interest equaled $5.6 million. All of the deferred interest, including compounded interest, as to each series of debt securities is due in full at the end of the applicable deferral period. If we fail to pay the deferred and compounded interest at the end of the deferral period, the trustee of the corresponding trust, or in most cases the holders of as little as 25% of the aggregate liquidation amount of preferred securities, would have the right, after any applicable grace period, to exercise various remedies, including demanding immediate payment in full of the entire outstanding principal amount of such series of debt securities.  The aggregate principal amount of all such series of debt securities is $56.7 million.

HAMPTON ROADS BANKSHARES, INC.

The retained deficit of BOHR, our principal banking subsidiary, was $468.6 million as of December 31, 2013.  Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings.  It is unlikely in the foreseeable future that we would be able to pay the interest accrued on our outstanding debt securities if BOHR cannot pay dividends to us.  Although we can seek to obtain a waiver of this prohibition, our regulators may choose not to grant such a waiver, and we would not expect to be granted a waiver of or be released from this obligation until our financial performance and retained earnings improve significantly.  As a result, if by January 17, 2015 we do not achieve sufficient profitability for BOHR so that our regulators would grant approval for BOHR to pay dividends, it is unlikely we will resume the payment of interest on the debt securities. Even if BOHR is able to resume paying dividends, we cannot be assured that the amount of dividends would be sufficient to pay the entire amount of interest due on the debt securities at the end of the deferral period.

The Volcker Rule collateralized loan obligation provisions could result in adverse consequences for us, including lower earnings, lower tangible capital and/or lower regulatory capital

The so-called “Volcker Rule” provisions of the Dodd-Frank Act restrict the ability of affiliates of insured depository institutions, such as the Banks, to sponsor or invest in private funds or to engage in certain types of proprietary trading. The Federal Reserve adopted final rules implementing the Volcker Rule in December 2013. We are continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder. We own $26.9 million of CLO securities with a weighted average yield of 2.34% that are subject to the Volcker Rule. If we decide to sell or are required to sell these securities, our future net interest income could be adversely impacted if our alternative use for these funds yields a lower rate.

While there is a potential for additional regulatory guidance or a legislative ruling that would enable banks to continue to hold CLO securities under the Volcker Rule, to the extent this does not materialize nor do the regulators accept any structural solutions put forth by the financial services industry, we are currently subject to potentially significant price movements in these securities which could adversely impact our tangible capital. For instance, a hypothetical 10% reduction in current CLO market prices would result in a $5.0 million reduction to our current CLO securities valuation. Since these securities are currently held as available for sale, the resulting change in other comprehensive income (loss) would be approximately $5.0 million. Further, if we decide to sell these securities or if it is more likely than not that we will be required to sell such securities before recovery, we may recognize losses that could adversely impact our regulatory capital ratios. A loss of $5.0 million would lower regulatory capital by 23 basis points.

We incurred significant losses from 2009 to 2012.  While we returned to profitability in 2013, we can make no assurances that will continue.  An inability to improve our profitability could adversely affect our operations and our capital levels.

Since 2008, our loan customers have operated in an economically stressed environment.  While broader economic conditions have begun to gradually improve, economic conditions in the markets in which we operate remain somewhat constrained.  Consequently, the levels of loan delinquencies and defaults that we have experienced continue to be higher than historical levels and our net interest income, before the provision for loan losses, has not grown over this period

Our net income attributable to Hampton Roads Bankshares, Inc. for the year ended December 31, 2013 was $4.1 million but our net loss attributable to Hampton Roads Bankshares, Inc. for the years ended December 31, 2012 and December 31, 2011 was $25.1 million and $97.6 million, respectively.  There is no guarantee that we will be able to maintain this improvement in our net income. In addition to the risk that the broader economic conditions will stagnate or reverse their improvements, our mortgage banking earnings are particularly volatile due to their dependence upon the direction and level of mortgage interest rates, which have recently increased.

Our mortgage banking earnings are cyclical and sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact our results of operations.

HAMPTON ROADS BANKSHARES, INC.

Our mortgage banking earnings are dependent upon our ability to originate loans and sell them to investors.  Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions.  A significant portion of recent increases in our mortgage banking earnings is due to the recent historically low interest rate environment that resulted in a high volume of mortgage loan refinancing activity. As the interest rate environment returns to more typical levels, mortgage loan refinancing activity has significantly reduced.  Loan production levels may also suffer if we experience a slowdown in the local housing market or tightening credit conditions.  Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage banking activities.  As a result, these conditions would also adversely affect our results of operations.

The formal investigation by the SEC may result in penalties, sanctions, or a restatement of our previously issued financial statements.

Since April 2011, the SEC’s Division of Enforcement (the “Division”) has been conducting a formal investigation into the Company’s deferred tax asset valuation allowances, provision and allowance for loan losses, and other matters contained in its annual and quarterly reports for years 2008 through 2010.  The Company has fully cooperated with the Division and intends to continue to do so. However, the formal investigation continues.  At this time, we cannot predict when this investigation will be resolved or what form the eventual outcome will take.  It could result in material penalties, sanctions, or a restatement of our previously issued consolidated financial statements and may require significant time and attention from our management.

Economic, market, or operational developments may negatively impact our ability to maintain required capital levels or otherwise negatively impact our financial condition.

At December 31, 2013, BOHR and Shore were classified as “well capitalized” for regulatory capital purposes.  However, impairments to our loan or securities portfolio, declines in our earnings or a combination of these or other factors could change our capital position in a relatively short period of time.  If BOHR or Shore is unable to remain “well capitalized,” it will not be able to renew or accept brokered deposits without prior regulatory approval or offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it would be more difficult for us to attract new deposits as our existing brokered deposits mature and do not rollover and to retain or increase non-brokered deposits.  If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected.  In addition, we would be required to pay higher insurance premiums to the FDIC, which will reduce our earnings.

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

HAMPTON ROADS BANKSHARES, INC.

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

The market price of our Common Stock could drop if our existing shareholders decide to sell their shares.  As of December 31, 2013, Anchorage, CapGen, and Carlyle owned 24.90%, 29.97%, and 24.90%, respectively, of the outstanding shares of our Common Stock.  Pursuant to the various definitive investment agreements that we have entered into with these shareholders, the Company has an effective registration statement covering the resale of shares of our Common Stock by each of the shareholders listed above.  These shareholders could utilize this registration statement by reselling the shares of our Common Stock they currently hold.  If any of these shareholders sell large amounts of our Common Stock, or other investors perceive such sales to be imminent, the market price of our Common Stock could drop significantly.  In addition, sale of our Common Stock by Anchorage, CapGen, and Carlyle could adversely impact our ability to realize certain deferred tax benefits relating to prior losses, thereby increasing our effective tax rate in the future.

The concentration of our loan portfolio continues to be in real estate – commercial mortgage, equity line lending, and construction, which may expose us to greater risk of loss.

HAMPTON ROADS BANKSHARES, INC.

Our business strategy centers, in part, on offering real estate - commercial mortgage and equity line loans secured by real estate in order to generate interest income.  These types of loans generally have higher yields due to an elevated risk profile compared to traditional one-to-four family residential mortgage loans.  At December 31, 2013 real estate – commercial mortgage and equity line lending totaled $590.5 million and $130.4 million, respectively.  These loan categories combined represented approximately 52.1% of total loans.  Such loans increase our credit risk profile relative to other financial institutions that have lower concentrations of real estate - commercial mortgage and equity line loans.

Loans secured by real estate – commercial mortgage properties are generally for larger amounts than one-to-four family residential mortgage loans.  Payments on loans secured by these properties generally are dependent on the income produced by the underlying properties which, in turn, depends on the successful operation and management of the properties.  Accordingly, repayment of these loans is subject to adverse conditions in the real estate market or the local economy.  While we seek to minimize these risks in a variety of ways, there can be no assurance that these measures will protect against credit-related losses.

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

At December 31, 2013 we had loans of $158.5 million or 11.5% of total loans outstanding to finance construction and land development.  Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.  A portion of our residential and real estate – commercial mortgage lending is secured by vacant or unimproved land.  Loans secured by vacant or unimproved land are generally more risky than loans secured by improved property for one-to-four family residential mortgage loans. Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business.  These loans are more susceptible to adverse conditions in the real estate market and local economy.

If the value of real estate in the markets we serve were to decline materially, the value of our other real estate owned could decline or a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our results of operations and financial condition.

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

HAMPTON ROADS BANKSHARES, INC.

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

Our non-performing assets as a percentage of total assets decreased to 3.9% at December 31, 2013 from 6.4% at December 31, 2012.  On December 31, 2013, less than 1% of our loans was 30 to 89 days delinquent and treated as performing assets.  The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to our expenses that represents management’s best estimate of probable losses within our existing portfolio of loans.  Our allowance for loan losses was $35.0 million at December 31, 2013, which represented 2.53% of our total loans, as compared to $48.4 million, or 3.38% of total loans, at December 31, 2012.  The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and incurred but unidentified losses inherent in the current loan portfolio.  For further discussion on the impact continued weak economic conditions have on the collateral underlying our loan portfolio, see above section “If the value of real estate in the markets we serve were to further decline materially, the value of our other real estate owned could decline or a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our results of operations and financial condition.”

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

Our profitability depends in substantial part upon the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities.  These rates are normally in line with general market rates and rise and fall based on management’s view of our needs.  Changes in interest rates will affect our operating performance and financial condition in diverse ways including the prices of securities, loans and deposits, and the volume of loan originations in our mortgage banking business, and could result in decreases to our earnings. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments.  This could, in turn, have a material adverse effect on the market price of our Common Stock.

We may face increasing deposit-pricing pressures, which may, among other things, reduce our profitability.

HAMPTON ROADS BANKSHARES, INC.

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

Because a substantial portion of our loans are with customers and businesses located in the central and coastal portions of Virginia, North Carolina, and Maryland, catastrophic events, including natural disasters such as hurricanes which have historically struck the east coast of the United States with some regularity, or terrorist attacks, could disrupt our operations. Any of these natural disasters or other catastrophic events could have a negative impact on our financial centers and customer base as well as collateral values and the strength of our loan portfolio. Any natural disaster or catastrophic event affecting us could have a material adverse impact on our operations and the market price of our Common Stock.

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

On November 2, 2010, the Company received from the DOJ a grand jury subpoena to produce information principally relating to the merger of GFH into the Company on December 31, 2008 and to loans made by GFH and its wholly-owned subsidiary, Gateway, before GFH’s merger with the Company. The DOJ has informed the Company that it is not a target or a subject of the investigation at this time, and we are fully cooperating.  Although we do not believe this matter will have a material adverse effect on the Company, we can give you no assurances as to the timing or eventual outcome of this investigation.  The Company is not aware of any recent developments in this matter and has not been notified of any developments in over a year.  The Company has not had contact with the DOJ related to the grand jury subpoena since April 2011.

HAMPTON ROADS BANKSHARES, INC.

Risks Relating to Market, Legislative, and Regulatory Events

Our business, financial condition, and results of operations are highly regulated and could be adversely affected by new or changed regulations and by the manner in which such regulations are applied by regulatory authorities.

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies placing increased focus and scrutiny on the financial services industry.  The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis.  In addition to participating in the Treasury’s TARP CPP, the U.S. Government has taken steps that include enhancing the liquidity support available to financial institutions, establishing a commercial paper funding facility, temporarily guaranteeing money market funds and certain types of debt issuances, and increasing insured deposits.  These programs subject us and other financial institutions who have participated in these programs to additional restrictions, oversight and/or costs that may have an impact on our business, financial condition, results of operations, and the price of our Common Stock.

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

We are subject to supervision by several governmental regulatory agencies.  The regulators’ interpretation and application of relevant regulations, are beyond our control, may change rapidly and unpredictably, and can be expected to influence our earnings and growth.  In addition, if we do not comply with regulations that are applicable to us, we could be subject to regulatory penalties, which could have an adverse effect on our business, financial condition, and results of operations.  Until February 20, 2014 we were subject to a Written Agreement with the FRB and Bureau of Financial Institutions. Under the terms of the Written Agreement, BOHR agreed to certain actions and restrictions on its operations and could not declare or pay dividends to its shareholders without prior regulatory approval. We can give no assurance that our regulators will not impose similar restrictions and requirements on us in the future.

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

The Federal Reserve regulates the supply of money and credit in the United States.  Its policies determine, in large part, the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin.  It also can materially decrease the value of financial assets we hold, such as debt securities.  Its policies also can adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans.

HAMPTON ROADS BANKSHARES, INC.

In addition, as a public company we are subject to securities laws and standards imposed by the Sarbanes-Oxley Act of 2002. Because we are a relatively small company, the costs of compliance are disproportionate compared with much larger organizations.  Continued growth of legal and regulatory compliance mandates could adversely affect our expenses, future results of operations, and the market price of our Common Stock.  In addition, the government and regulatory authorities have the power to impose rules or other requirements, including requirements that we are unable to anticipate, that could have an adverse impact on our results of operations and the market price of our Common Stock.

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

Although management does not expect the Dodd-Frank Act to have a material adverse effect on the Company, it is not possible to predict at this time all the effects the Dodd-Frank Act will have on the Company and the rest of our industry.  It is possible that the Company’s interest expense could increase and deposit insurance premiums could change and steps may need to be taken to increase qualifying capital.  The full impact of the Volcker Rule, a component of the Dodd-Frank Act, is yet to be determined.  However, should the Company have to divest itself of any investments deemed covered funds under the final rule, this may cause the recognition of current unrealized losses and negatively impact current operating results.

On June 6, 2012, the federal bank regulatory agencies issued a series of proposed rules to revise the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee in Basel III.  These federal bank regulatory agencies approved final rules on July 2, 2013.  The rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500.0 million or more, and top-tier savings and loan holding companies (“banking organizations”).  Although the final rules contain significant revisions from the proposed rules intended to provide relief to community banks, such as BOHR and Shore, many of the Basel III rules will apply to these institutions.  Among other things, the rules establish a new common equity Tier 1 minimum capital requirement and a higher minimum Tier 1 capital requirement, changes in the treatment of unrealized gains and losses on available-for-sale securities in the calculation of regulatory capital, and assigns higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development, or construction of real property.  The rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  For community banking organizations, the rules will be phased in beginning in 2015 and 2016.  The Company is diligently assessing the impact of this rule making on our capital and the amount of capital required to support our business, which could adversely affect our results of operations and financial condition.

For further discussion of these issues, see the “Government Supervision and Regulation” section found in Item 1 of this document.

Proposed and final regulations could restrict our ability to originate loans.

The CFPB has issued a rule designed to clarify how lenders can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this

HAMPTON ROADS BANKSHARES, INC.

definition of “qualified mortgage” will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

"	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);
"	interest-only payments;
"	negative-amortization; and
"	terms longer than 30 years.

Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages and similar rules could limit our ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and time-consuming to make these loans, which could limit our growth or profitability.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

We own our executive office, which is located at 641 Lynnhaven Parkway, Virginia Beach, Virginia 23452.  As of December 31, 2013, we operated from the locations listed below:

Cape Charles, VA	22468 Lankford Highway (1)	Own
Chesapeake, VA	201 Volvo Parkway (1)	Own
Chesapeake, VA	852 N George Washington Highway (1)	Own
Chesapeake, VA	712 Liberty Street (1)	Own
Chesapeake, VA	4108 Portsmouth Boulevard (1)	Own
Chesapeake, VA	239 Battlefield Boulevard S (1)	Own
Chesapeake, VA	1500 Mount Pleasant Road (1)	Lease Land/Own Building
Chesapeake, VA	125 Hillcrest Parkway (2)	Own
Chincoteague, VA	6350 Maddox Boulevard (1)	Own
Edenton, NC	322 S Broad Street (4)	Own
Elizabeth City, NC	112 Corporate Drive (2)	Own
Elizabeth City, NC	1145 North Road Street (1)	Lease Land/Own Building
Elizabeth City, NC	1404 West Ehringhaus Street (1)	Own
Emporia, VA	100 Dominion Drive (1)	Own
Exmore, VA	4071 Lankford Highway (1)	Own
Greenville, NC	605-A Lynndale Court (3)	Lease
Kitty Hawk, NC	5406 North Croatan Highway (4)	Lease Land/Own Building

HAMPTON ROADS BANKSHARES, INC.

Moyock, NC	100 Moyock Commons Drive (1)	Own
Norfolk, VA	539 West 21st Street (1)	Lease
Norfolk, VA	4037 East Little Creek Road (1)	Lease
Norfolk, VA	999 Waterside Drive, Suite 101(1)	Lease
Ocean City, MD	9748 Steven Decatur Highway (5)	Lease
Onley, VA	25253 Lankford Highway (4)	Lease Land/Own Building
Onley, VA	25020 Shore Parkway (2)	Own
Plymouth, NC	433 US Highway 64 East (1)	Own
Pocomoke City, MD	103 Pocomoke Marketplace (1)	Lease
Raleigh, NC	1350 Sunday Drive (3)	Lease
Raleigh, NC	2235 Gateway Access Point (4)	Own
Rehoboth Beach, DE	19354B Coastal Highway (5)	Lease
Richmond, VA	5300 Patterson Avenue (1)	Own
Richmond, VA	8209 West Broad Street (1)	Own
Richmond, VA	12090 West Broad Street (1)	Own
Salisbury, MD	1503 South Salisbury Boulevard (1)	Own
Suffolk, VA	2825 Godwin Boulevard (4)	Own
Virginia Beach, VA	5472 Indian River Road (1)	Own
Virginia Beach, VA	1580 Laskin Road (4)	Lease Land/Own Building
Virginia Beach, VA	641 Lynnhaven Parkway (1)(2)	Own
Virginia Beach, VA	2098 Princess Anne Road (4)	Lease Land/Own Building
Virginia Beach, VA	3001 Shore Drive (1)	Lease
Virginia Beach, VA	281 Independence Boulevard (1)	Lease
Wilmington, NC	901 Military Cutoff Road (3)	Own

(1) Banking services
(2) Operations center
(3) Mortgage services
(4) Banking and mortgage services
(5) LPO

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

In April 2011, the SEC informed the Company that it is conducting a formal investigation related to certain accounting matters.  For a further discussion of this matter, see section “Risk Factors – Risks Relating to our Business – The formal investigation by the SEC may result in penalties, sanctions, or a restatement of our previously issued financial statements.”

On November 2, 2010, the Company received a grand jury subpoena from the United States Department of Justice, Criminal Division.  For a discussion of this matter, see section “Risk Factors – Risks Relating to our Business – The Company received a grand jury subpoena from the United States Department of Justice, Criminal Division.  Although the Company has been advised that it is not a target or a subject of the investigation at this time and we do not believe we will become a target or a subject of the investigation, there can be no assurances as to the timing or the eventual outcome of the related investigation.”

On November 6, 2013, the Company received a notice of violation and intent to seek civil money penalty from the U.S. Department of Housing and Urban Development (“HUD”) stating that HUD is considering taking administrative action against and imposing civil money penalties on Gateway Mortgage for certain asserted

HAMPTON ROADS BANKSHARES, INC.

violations of HUD and Federal Housing Administration requirements. We do not believe the outcome of this proceeding will have a material effect on our business, financial condition, cash flows, or results of operations.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

			Cash
	Sales Price		Dividend
	High	Low	Declared
2013
First Quarter	$1.47	$1.15	$-
Second Quarter	1.51	1.19	-
Third Quarter	1.86	1.22	-
Fourth Quarter	1.76	1.35	-

2012
First Quarter	$3.48	$2.23	$-
Second Quarter	3.65	1.09	-
Third Quarter	2.66	1.16	-
Fourth Quarter	1.75	1.01	-

Number of Shareholders of Record

As of February 28, 2014, we had 170,263,264 shares of Common Stock outstanding, which were held by 2,866 shareholders of record.

HAMPTON ROADS BANKSHARES, INC.

Dividend Policy

We have historically paid cash dividends on a quarterly basis.  However, on July 30, 2009, the Board of Directors voted to suspend the quarterly dividend on Common Stock of the Company in order to preserve capital and liquidity.  Our ability to distribute cash dividends in the future may be limited by negative regulatory restrictions and the need to maintain sufficient consolidated capital.  In addition, the retained deficit of BOHR, our principal banking subsidiary, was $468.6 million as of December 31, 2013.  Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings.  It is unlikely in the foreseeable future that we would be able to pay dividends if BOHR cannot pay dividends to us.  Although we can seek to obtain a waiver of this prohibition, our regulators may choose not to grant such a waiver, and we would not expect to be granted a waiver or be released from this obligation until our financial performance and retained earnings improve significantly.  As a result, there is no assurance if or when we will be able to resume paying cash dividends.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company announced an open ended program on August 13, 2003 by which management was authorized to repurchase an unlimited number of the Company’s shares of Common Stock in the open market and through privately negotiated transactions.  During 2013 the Company did not purchase any shares of its Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Executive Overview

The following commentary provides information about the major components of our results of operations, financial condition, liquidity, and capital resources.  This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Hampton Roads Bankshares, Inc. (the “Company”) is a multi-bank holding company headquartered in Virginia Beach, Virginia.  The Company’s primary subsidiaries are Bank of Hampton Roads (“BOHR”) and Shore Bank (“Shore” collectively the “Banks”).  The Banks engage in general community and commercial banking business, targeting the needs of individuals and small- to medium-sized businesses in our primary service areas.  Currently, BOHR operates 17 full-service offices in the Hampton Roads region of southeastern Virginia and 10 full-service offices throughout Richmond, Virginia and the Northeastern and Research Triangle regions of North Carolina that do business as Gateway Bank & Trust Co. (“Gateway”).  Shore operates 6 full-service offices in the Eastern Shore of Virginia and Maryland.  Through various affiliates, the Banks also offer mortgage banking and investment services.  Our largest investor shareholders include Anchorage Capital Group, L.L.C. (“Anchorage”), CapGen Capital Group VI LP (“CapGen”), and The Carlyle Group, L.P. (“Carlyle”).  Anchorage, CapGen, and Carlyle own 24.90%, 29.97%, and 24.90%, respectively, of the outstanding shares of our Common Stock as of December 31, 2013.

Our primary source of revenue is net interest income earned by our bank subsidiaries.  Net interest income represents interest and fees earned from lending and investment activities less the interest paid on deposits and borrowings.  Net interest income may be impacted by variations in the volume and mix of interest-earning assets and interest-bearing liabilities, changes in the yields earned and the rates paid, level of non-performing assets, and the level of noninterest-bearing liabilities available to support earning assets.  In addition to net interest income, noninterest income is another important source of revenue.  Noninterest income is derived primarily from service charges on deposits and mortgage banking revenue.  Gains and losses on the sale or impairment of our other real

HAMPTON ROADS BANKSHARES, INC.

estate owned and repossessed assets are recognized in noninterest income.  Other significant factors that impact net income (loss) attributable to Hampton Roads Bankshares, Inc. are the provision for loan losses, noninterest expense, and income taxes.

The direct lending activities in which the Company engages carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve") and general economic conditions, nationally and in the Company's primary market areas, have a significant impact on the Company's results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Company in full, in a timely manner, resulting in decreased earnings or losses to the Company. To the extent the Company makes fixed rate loans, general increases in interest rates will tend to reduce the Company's spread as the interest rates the Company must pay for deposits may increase while interest income may be unchanged. Economic conditions may also adversely affect the value of property pledged as security for loans and the ability to liquidate that property to satisfy a loan if necessary.

The Company's goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include: carefully enforcing loan policies and procedures and modifying those policies on occasion to account for changing or emerging risks or changing market conditions, evaluating each borrower's business plan and financial condition during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and maintaining sufficient collateral to mitigate economic loss in the event of liquidation. An allowance for loan losses has been established which consists of general, specific, and unallocated components. A risk rating system is employed to estimate loss exposure and provide a measuring system for setting general reserve allocations.  The general component relates to groups of homogeneous loans not designated for specific impairment analysis and are collectively evaluated for potential loss.  The specific component relates to loans that are determined to be impaired and, therefore, individually evaluated for impairment.  The specific allowance for loan losses is based on a loan-by-loan analysis and varies between impaired loans largely due to the value of the loan’s underlying collateral.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and considers internal portfolio management effectiveness and external macroeconomic factors.

The composition of the Company's loan portfolio is weighted toward commercial real estate and real estate construction.  At December 31, 2013, commercial real estate and real estate construction represented approximately 54.1% of the loan portfolio.  These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow, and general economic conditions. The Company typically requires a maximum loan to value of 80% or less and minimum cash flow debt service coverage at the time of origination of 1.25 to 1.0. Personal guarantees are required by policy, with a limited number of exceptions being granted due to mitigating factors.

The general terms and underwriting standards for each type of commercial real estate and construction loan are incorporated into the Company's lending policies. These policies are analyzed periodically by management, and the policies are reviewed and approved by a designated subcommittee of the Board on an annual basis. The Company's loan policies and practices described in this report are subject to periodic change, and each guideline or standard is subject to waiver or exception in the case of any particular loan, with approval by the appropriate officer or committee, in accordance with the Company's loan policies. Policy standards are often stated in mandatory terms, such as "shall" or "must", but these provisions are subject to exception where appropriately mitigated. Policy requires that loan value not exceed a percentage of "market value" or "fair value" based upon appraisals or evaluations obtained in the ordinary course of the Company's underwriting practices.

Loans are secured primarily by duly recorded first deeds of trust. In some cases, the Company may accept a recorded second lien position. In general, borrowers will have a proven ability to build, lease, manage and/or sell a commercial or residential project and demonstrate satisfactory financial condition. Additionally, an equity contribution toward the project is required. Construction loans require that the financial condition and experience of the general contractor and major subcontractors be satisfactory to the Company. Guaranteed, fixed price construction contracts are required whenever appropriate, along with payment and performance bonds or completion bonds for larger scale projects.

HAMPTON ROADS BANKSHARES, INC.

Commercial land acquisition and construction loans are secured by real property where loan proceeds will be used to acquire land and to construct or improve appropriately zoned real property for the creation of income producing or owner user commercial properties. Borrowers are required to contribute equity into each project at levels determined by Loan Policy. Commercial land acquisition and construction loans generally are underwritten with a maximum term of 24 months.  Loan-to-value ("LTV") ratios, with few exceptions, are maintained consistent with or below supervisory guidelines.

All construction draw requests must be presented in writing on American Institute of Architects documents and certified by the contractor, the borrower and the borrower's architect. Each draw request shall also include the borrower's soft cost breakdown certified by the borrower or its Chief Financial Officer. Prior to an advance, the Company or its contractor inspects the project to determine that the work has been completed in order to justify the draw requisition.

Commercial permanent loans are secured by improved real property which is generating income in the normal course of operation. Debt service coverage, assuming stabilized occupancy, must be satisfactory to support a permanent loan. At the time of origination, the debt service coverage ratio is ordinarily at least 1.25 to 1.0.  As part of the underwriting process, debt service coverage ratios are stress tested assuming a 200 basis point increase in interest rates from their current levels.

Personal guarantees are generally received from the principals on commercial real estate loans, and only in instances where the loan-to-value is sufficiently low and the debt service is sufficiently high is consideration given to either limiting or not requiring personal recourse.

Updated appraisals for real estate secured loans are obtained as necessary and appropriate to borrower financial condition, project status, loan terms, and market conditions.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and accounts receivable financing. This loan category represents approximately 16.3% of the Company's loan portfolio at December 31, 2013 and is generally priced at a variable or adjustable rate. Commercial loans must meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service.  Residential home mortgage loans, including home equity lines and loans, make up 25.6% of the loan portfolio. These credits represent both first and second liens on residential property almost exclusively located in the Company’s primary market areas. The remaining 4.0% of the loan portfolio consists of retail consumer installment loans.

The risk of nonpayment (or deferred payment) of loans is inherent in commercial lending. The Company's marketing focus on small to medium-sized businesses may result in the assumption by the Company of certain lending risks that are different from those inherent in loans to larger companies. The policies and procedures of the Company dictate that all loan applications are to be carefully evaluated and attempt to minimize credit risk exposure by use of extensive loan application data, due diligence, and approval and monitoring procedures; however, there can be no assurance that such procedures can eliminate such lending risks.

Material Trends and Uncertainties

Currently, the U.S. economy is slowly recovering from one of its longest and most severe economic recessions in recent history.  Continued improvements in general economic conditions and credit performance of the Company’s loan portfolio coupled with cost savings initiatives and performance from our mortgage subsidiary resulted in $4.1 million in net income attributable to Hampton Roads Bankshares, Inc. for 2013.  While the pace of economic growth remains slow and regulatory and legislative friction continues to hamper the recovery, we expect to continue to be profitable for the full year 2014, although such profitability is not assured.

During 2012 and 2013, problem loans were reduced significantly from previous levels.  As a result of this improvement and continued declines in the loan portfolio due to pay-downs and charge-offs, our provision for loan losses during 2013 was $1.0 million compared to $15.0 million in 2012.  The increasing moderation of defaults from better asset quality and stabilized and improved collateral values has resulted in fewer impaired loans and a reduction in specific impairments.  Higher historical charge-offs taken in prior years are now rolling off of the weighted loss calculations we use to determine the reserves that are based, in part, on these historical loss trends.

HAMPTON ROADS BANKSHARES, INC.

We expect that the provision for loan losses will continue to be favorably impacted by these trends in addition to overall improvement in asset quality.  Additionally, during 2013, losses on other real estate owned and repossessed assets decreased $19.1 million compared to 2012.  During the latter part of 2013, the performance of our mortgage banking subsidiary was negatively impacted as interest rates rose, resulting in a significant decline of mortgage loan refinancing activity.  This negative impact may continue as interest rates rise to more typical levels.

Overview

Since 2008, our loan customers have operated in an economically stressed environment.  While broader economic conditions have begun to gradually improve, economic conditions in the markets in which we operate remain somewhat constrained.  Consequently, the levels of loan delinquencies and defaults that we experienced continue to be higher than historical levels and our net interest income, before the provision for loan losses, has not grown over this period.

The Company reported net income for 2013, compared to reporting net operating losses for 2010 to 2012, primarily resulting from improved general economic conditions and credit performance of the Company’s loan portfolio.  There is no guarantee that we will be able to maintain this improvement in our net income. In addition to the risk that the broader economic conditions will stagnate or reverse their improvements, our mortgage banking earnings are particularly volatile due to their dependence upon the direction and level of mortgage interest rates, which have recently increased.  As of December 31, 2013, the Company exceeded the regulatory capital minimums and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.

The following is a summary of our financial condition as of December 31, 2013 and our financial performance for the year then ended.

•

Assets were $2.0 billion at December 31, 2013.  Total assets decreased by $103.8 million or 5.1% from $2.1 billion at December 31, 2012.  The decrease in assets was primarily associated with a $59.0 million or 70.2% decrease in loans held for sale, a $47.7 million or 3.3% decrease in gross loans, a $41.0 million or 48.9% decrease in overnight funds sold and due from FRB, partially offset by a $49.0 million or 17.7% increase in investment securities available for sale.

•

Investment securities available for sale increased $49.0 million to $325.5 million as of December 31, 2013 from $276.5 million at December 31, 2012.  The increase primarily resulted from the addition of asset-backed securities to our portfolio, partially offset by the sales and settlements of our mortgage-backed securities and the decrease in net unrealized gains in our portfolio.  During 2013, the Company sold securities generating net gains of $781 thousand.  Those dispositions, in conjunction with a general increase in interest rates during the quarter, contributed to a decrease in the net unrealized gains in our portfolio.

•

Gross loans decreased by $47.7 million or 3.3% during 2013, primarily through reductions in non-performing loans.  The majority of the recent loan demand within our markets has come from the real estate - commercial mortgage category.

•

Impaired loans decreased by $73.4 million during 2013 to $67.6 million at December 31, 2013.  The majority of the decrease is due to charge-offs and resolutions, coupled with payoffs received in the general course of business in the overall portfolio, including a $20.5 million decrease in impaired commercial and industrial loans, a $21.0 million decrease in impaired construction loans, a $20.3 million decrease in impaired real estate-commercial mortgage loans, and an $11.4 million decrease in impaired real estate-residential mortgage loans.

•

Allowance for loan losses at December 31, 2013 decreased 27.6% to $35.0 million from $48.4 million at December 31, 2012 as net charge-offs exceeded additional provisions for loan losses.  Both the absolute and relative levels of non-performing loans, particularly newly identified problem credits, decreased during 2013.

•

Deposits decreased $94.4 million or 5.8% from December 31, 2012 as a result of decreases of $68.9 million in time deposits under $100 thousand and $90.6 million in time deposits over $100 thousand, partially offset by increases of $82.9 million in interest-bearing demand and savings deposits.  The decline in time deposits is a result of the Company’s efforts to improve both the average cost and mix of funds.

HAMPTON ROADS BANKSHARES, INC.

•

Net income attributable to Hampton Roads Bankshares, Inc. for 2013 was $4.1 million, as compared with net loss attributable to Hampton Roads Bankshares, Inc. of $25.1 million for 2012.  Net income for 2013 was primarily attributable to improved general economic conditions and credit performance of the Company’s loan portfolio.

•

Net interest income decreased $1.5 million in 2013 as compared to 2012.  The decrease was due primarily to the decreases in average interest-earning assets, partially offset by an increase in net interest margin.  We changed the method by which net interest margin is calculated in 2013 to include nonaccrual loans.  On this basis, net interest margin increased by 4 basis points to 3.43% in 2013 compared to 3.39% in 2012.

•

We had $1.0 million in provision for loan losses for 2013 compared to $15.0 million for 2012.  The increasing moderation of defaults from better asset quality and stabilized and improved collateral values has resulted in fewer impaired loans and a reduction in specific impairments.  Additionally, larger historical charge-offs taken in prior quarters are now rolling off of the weighted loss calculations we use to determine the component of general reserves that are based on these historical loss trends.

•

Noninterest income for 2013 was $25.5 million, a 232.8% increase over 2012.  This was largely due to a decline in losses on other real estate owned and repossessed assets.  Mortgage income decreased during 2013 compared to 2012 due to declines in both origination volume and margin, driven by rising market interest rates.

•

Income from bank-owned life insurance increased $1.7 million during 2013 to $3.3 million compared to $1.6 million for 2012.  The increase was due to a life insurance benefit from a death of a former executive.

•

Noninterest expense in 2013 grew 1.1% compared to 2012, finishing at $82.3 million.  Higher expenses related to salary and employee benefits and occupancy were partially offset by a decrease in problem loan and repossessed asset costs.

•

Our effective tax rate was (1.6%) for 2013 compared to 9.2% for 2012.  These taxes related to state income taxes owed.  These rates differ from the statutory rate due primarily to the valuation allowance against the Company’s deferred tax assets.

Critical Accounting Policies

U.S. generally accepted accounting principles (“GAAP”) are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex assumptions, judgments, and estimates.  Our assumptions, judgments, and estimates may be incorrect, and changes in such assumptions, judgments, and estimates may have a material impact on the consolidated financial statements.  Actual results, in fact, could differ materially from those estimates.  We consider our policies on allowance for loan losses, the valuation of deferred taxes, and the valuation of other real estate owned to be critical accounting policies.

Allowance for Loan Losses

The purpose of the allowance for loan losses is to provide for potential losses inherent in our loan portfolio.  Management considers numerous factors in determining the allowance for loan losses, including historical loan loss experience, the size and composition of the portfolio, and the estimated value of collateral and guarantees securing the loans.  Management regularly reviews the loan portfolio to determine whether adjustments are necessary to maintain an allowance for loan losses sufficient to absorb losses.  Our review takes into consideration changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and review of current economic conditions that may affect the borrower’s ability to repay.  Some of the tools used in the credit review process to identify potential problem loans include past due reports, collateral valuations (primarily from third parties), cash flow analyses of borrowers, and risk ratings of loans.  In addition to the review of credit quality through ongoing credit review processes, we perform a comprehensive allowance analysis for our loan portfolio at least quarterly.

HAMPTON ROADS BANKSHARES, INC.

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are determined to be impaired and, therefore, individually evaluated for impairment.  The specific allowance for loan losses necessary for these loans is based on a loan-by-loan analysis and varies between impaired loans largely due to the value of the loan’s underlying collateral.

The general component relates to groups of homogeneous loans not designated for specific allowance and are collectively evaluated for impairment.  The general component is based on historical loss experience adjusted for qualitative factors.  To arrive at the general component, the loan portfolio is grouped by loan type.  Each loan type is further subdivided by risk level as determined in our loan grading process.  A weighted average historical loss rate is computed for each group of loans over the trailing thirty-six months with higher weightings assigned to the most recent months.  In addition, an adjustment factor may be applied.  The adjustment factor, which may be favorable or unfavorable, represents management’s judgment that inherent losses in a given group of loans are different from historical loss rates due to environmental factors unique to that specific group of loans.  These factors may relate to growth rate factors within the particular loan group; whether the recent loss history for a particular group of loans differs from its historical loss rate; the amount of loans in a particular group that have recently been designated as impaired and that may be indicative of future trends for this group; reported or observed difficulties that other banks are having with loans in the particular group; changes in the experience, ability, and depth of lending personnel; changes in the nature and volume of the loan portfolio and in the terms of loans; and changes in the volume and severity of past due loans, nonaccrual loans, and adversely classified loans.  The sum of the historical loss rate and the adjustment factor comprise the estimated annual loss rate.  To adjust for risk levels, a loss allocation factor is estimated based on the segmented risk levels for the loan group and is keyed off of a pass credit rating.  The loss allocation factor is applied to the estimated annual loss rate to determine the expected annual loss amount.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio and represents inherent losses that may not otherwise be captured in the specific or general components.  Additionally, we apply an economic factor to recognize external forces over which management has no control and to estimate inherent losses that may otherwise be omitted from the allowance calculation.  The factors used in this calculation include published data for the gross domestic product growth rate, interest rate levels as measured by the prime rate, changes in regional real estate indices, and regional unemployment statistics.  Additionally, the Company performs a self-diagnostic assessment to evaluate internal controls over the management of the credit process to derive an internal component to the unallocated portion of the allowance which is added to the aforementioned macroeconomic factors.

Credit losses are an inherent part of our business and, although we believe the methodologies for determining the allowance for loan losses and the current level of the allowance are adequate, it is possible that there may be unidentified losses in the portfolio at any particular time that may become evident at a future date pursuant to additional internal analysis or regulatory comment.  Credit losses are also impacted by real estate values.  To the extent possible, we use updated third party appraisals to assist us in determining the estimated fair value of our collateral dependent impaired loans.  While we believe our appraisal practices are consistent with industry norms, there can be no assurance that the fair values we estimate in determining how much impairment (if any) to recognize on our collateral dependent impaired loan portfolio will be realized in an actual sale of the property to a third party.  Additional provisions for such losses, if necessary, would negatively impact earnings.  As a result, our earnings could be adversely affected if our estimate of an adequate allowance is inaccurate by even a small amount.

Valuation of Deferred Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets, including tax loss and credit carryforwards, and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Deferred income tax expense (benefit) represents the change during the period in the deferred tax assets and deferred tax liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years, and, as such, material changes could impact our

HAMPTON ROADS BANKSHARES, INC.

financial condition and results of operations.  As of December 31, 2013, we have recorded a valuation allowance of $176.0 million on our net deferred tax assets.  Internal Revenue Code Section 382 (“Section 382”) limitations related to the capital raised and resulting change in control for tax purposes during the third and fourth quarters of 2010 add further uncertainty as to the realizability of the deferred tax assets in future periods.  In this regard, sale of our Common Stock by Anchorage, CapGen, or Carlyle could adversely impact our ability to realize certain deferred tax benefits relating to prior losses, thereby increasing our effective tax rate in the future.

While net operating losses incurred after our 2010 change in control are not limited, we have not recognized any benefit in our consolidated financial statements due to the continued uncertainty of our ability to realize such deferred tax assets.  We do not expect to reverse some or all of our valuation allowance established against our net deferred tax assets until such a time we return to profitability for three or more years and can reasonably expect to continue to be profitable in future periods (and thereby begin utilizing our available net operating loss carryforwards).

Valuation of Other Real Estate Owned

Other real estate owned and repossessed assets include real estate acquired in the settlement of loans and other repossessed collateral and is initially recorded at the lower of the recorded loan balance or estimated fair value less estimated disposal costs.  Although by policy, each property in Other Real Estate Owned is to receive an updated appraisal on an annual basis, we cannot be certain that the most recent appraisal represents current market conditions.  Similar to the discussion above under Allowance for Loan Losses, there can be no assurance that the fair values we estimate in determining how much impairment (if any) to recognize on our foreclosed real estate portfolio will be realized in an actual sale of the property to a third party.

At foreclosure, any excess of the loan balance over the fair value of the property (less estimated costs to sell) is charged to the allowance for loan losses.  Such carrying value is periodically reevaluated and written down if there is an indicated subsequent decline in fair value.  Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred.  Gains and losses on sales of other real estate owned upon disposition and write-downs of other real estate owned during the holding period are recognized in losses on other real estate owned and repossessed assets in noninterest income.

Analysis of Results of Operations

During 2013, net income attributable to Hampton Roads Bankshares, Inc. was $4.1 million, as compared with net loss attributable to Hampton Roads Bankshares, Inc. of $25.1 million for 2012.  Net income for 2013 was primarily attributable to improved general economic conditions and credit performance of the Company’s loan portfolio.

Net Interest Income and Net Interest Margin

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

HAMPTON ROADS BANKSHARES, INC.

Table 1 presents the average interest-earning assets and average interest-bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, and the net interest margin for the indicated periods.

Table 1:  Average Balance Sheet and Net Interest Margin Analysis

	2013			2012			2011
(in thousands, except average yield/rate data)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets:
Interest-earning assets
Loans	$1,437,967	$68,954	4.80%	$1,489,692	$74,162	4.98%	$1,756,381	$90,654	5.16%
Investment securities	308,161	7,710	2.50	317,866	7,893	2.48	337,239	9,365	2.78
Overnight funds sold
and due from FRB	103,852	238	0.23	111,331	245	0.22	302,097	769	0.25
Interest-bearing deposits
in other banks	712	1	0.14	880	2	0.23	2,368	3	0.13
Total interest-earning assets	1,850,692	76,903	4.16	1,919,769	82,302	4.29	2,398,085	100,791	4.20
Noninterest-earning assets	156,101			170,398			159,792
Total assets	$2,006,793			$2,090,167			$2,557,877

Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$570,390	$2,156	0.38%	$530,526	$2,003	0.38%	$617,573	3,484	0.56%
Savings deposits	64,754	36	0.06	61,371	78	0.13	65,077	126	0.19
Time deposits	683,870	7,155	1.05	865,381	10,505	1.21	1,213,532	18,731	1.54
Total interest-bearing deposits	1,319,014	9,347	0.71	1,457,278	12,586	0.86	1,896,182	22,341	1.18
Borrowings	231,012	4,055	1.76	236,305	4,692	1.99	249,156	6,983	2.80
Total interest-bearing liabilities	1,550,026	13,402	0.86	1,693,583	17,278	1.02	2,145,338	29,324	1.37
Noninterest-bearing liabilities
Demand deposits	256,413			238,395			232,466
Other liabilities	16,368			18,327			22,665
Total noninterest-bearing liabilities	272,781			256,722			255,131
Total liabilities	1,822,807			1,950,305			2,400,469
Shareholders' equity	183,986			139,862			157,408

Total liabilities and shareholders' equity	$2,006,793			$2,090,167			$2,557,877
Net interest income		$63,501			$65,024			$71,467
Net interest spread			3.30%			3.27%			2.83%
Net interest margin			3.43%			3.39%			2.98%

Note:  Interest income from loans includes fees of $1,917 in 2013, $1,067 in 2012, and $1,066 in 2011.  Average nonaccrual loans of $60,877, $121,108, and $188,544 are included in average loans for 2013, 2012, and 2011, respectively.

Our method for calculating net interest margin has been adjusted.  In prior years, we excluded nonaccrual loans from our calculation.  We now include nonaccrual loans in the calculations, and prior year amounts have been adjusted retroactively to reflect this method.    A reconciliation of the methods is below for the years ended December 31, 2013, 2012, and 2011.

	Years Ended
	December 31, 2013	December 31, 2012	December 31, 2011
Net interest margin,
excluding nonaccrual loans	3.55%	3.62%	3.23%
Impact of excluding
nonaccrual loans	-0.12%	-0.23%	-0.25%
Net interest margin
including nonaccrual loans	3.43%	3.39%	2.98%

HAMPTON ROADS BANKSHARES, INC.

Table 2 below shows the variance in interest income and expense caused by differences in average balances and rates.

Table 2:  Effect of Changes in Rate and Volume on Net Interest Income

	2013 Compared to 2012			2012 Compared to 2011
	Interest			Interest
	Income/	Variance		Income/	Variance
	Expense	Attributable to		Expense	Attributable to
(in thousands)	Variance	Rate	Volume	Variance	Rate	Volume
Interest-Earning Assets:
Loans	$(5,208)	$(2,633)	$(2,575)	$(16,492)	$(2,727)	$(13,765)
Investment securities	(183)	58	(241)	(1,472)	(934)	(538)
Overnight funds sold
and due from FRB	(7)	9	(16)	(524)	(38)	(486)
Interest-bearing deposits
in other banks	-	-	-	(1)	1	(2)
Total interest-earning assets	(5,398)	(2,566)	(2,832)	(18,489)	(3,698)	(14,791)
Interest-Bearing Liabilities:
Deposits	(3,239)	(2,045)	(1,194)	(9,755)	(4,584)	(5,171)
Borrowings	(637)	(532)	(105)	(1,223)	(863)	(360)
Total interest-
bearing liabilities	(3,876)	(2,577)	(1,299)	(10,978)	(5,447)	(5,531)
Net interest income	$(1,522)	$11	$(1,533)	$(7,511)	$1,749	$(9,260)

Note:  The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute amount of change in each.

Net interest income for the year ended December 31, 2013 was $63.5 million, a decrease of $1.5 million or 2.3% as compared to the same period in 2012.  The 2013 decrease in net interest income primarily resulted from the decline in interest income from loans of $5.2 million, partially offset by a decrease of $3.2 million in interest expense on deposits.  Also a decline in the average level of nonaccrual loans helped improve total interest income as a higher percentage of the loan portfolio was generating interest income.  Changes in average yield and rate produced a net interest spread that increased to 3.30% in 2013 from 3.27% in 2012.  We changed the method by which net interest margin is calculated in 2013 to include nonaccrual loans.  On this basis, net interest margin increased by 4 basis points to 3.43% in 2013 compared to 3.39% in 2012.

Interest-earning assets consist of loans, investment securities, overnight funds sold and due from FRB, and interest-bearing deposits in other banks.  Interest income on loans, including fees, decreased $5.2 million to $69.0 million for the year ended December 31, 2013 compared to $74.2 million at year-end 2012.  This decrease was predominantly the result of a decline in the average yield on loans from 4.98% in 2012 to 4.80% in 2013, and the decline in average loan balances year over year by $51.7 million.  Interest income on investment securities decreased $183 thousand to $7.7 million for the year ended December 31, 2013 compared to $7.9 million for the year ended December 31, 2012.  This decrease was due to a $9.7 million decrease in average investment securities, offset by a 2-basis point increase in the average yield on investment securities to 2.50% in 2013 from 2.48% during 2012.  Interest income on overnight funds sold and due from FRB decreased modestly to $238 thousand for the year ended December 31, 2013 compared to $245 thousand for the year ended December 31, 2012.  This decrease was largely due to the $7.5 million decrease in average overnight funds sold and due from FRB.

Interest-bearing liabilities consist of deposit accounts and borrowings.  Interest expense on deposits decreased $3.2 million to $9.3 million for the year ended December 31, 2013. This decrease resulted from a $138.3 million decrease in average interest-bearing deposits and a 15-basis point decrease in the average interest rate paid on interest-bearing deposits for the year ended December 31, 2013 compared to the year ended December 31, 2012.  A reduction in the average rate paid on time deposits to 1.05% for the year ended December 31, 2013 from 1.21% for the year ended

HAMPTON ROADS BANKSHARES, INC.

December 31, 2012, coupled with a $181.5 million decrease in average time deposits, contributed significantly toward the decrease in overall interest expense on deposits.  Our average rate on savings deposits decreased to 0.06% in 2013 from 0.13% in 2012.  Interest expense on borrowings, which consisted of FHLB borrowings and other borrowings, decreased $637 thousand to $4.1 million for the year ended December 31, 2013 compared to $4.7 million for the year ended December 31, 2012.  The 23-basis point decrease in the average interest rate paid on borrowings and the $5.3 million decrease in average borrowings produced this result.  In 2011, following a review of the Company’s current level of assumed interest rate risk and to promote liquidity and enhance current earnings, the Company modified certain advances with the FHLB.  A majority of the Company’s existing fixed-rate advances were restructured as floating rate obligations at a fixed spread to three month LIBOR with maturities ranging from 2.75 to 4 years.

Noninterest Income

Noninterest income comprised 24.9% of total revenue in 2013 and 8.5% in 2012 and 4.0% in 2011.  The primary cause of this increase in noninterest income as a percentage of total revenue was a reduction in other than temporary impairment of other real estate owned and repossessed assets.  Table 3 provides a summary of noninterest income for the years ended December 31, 2013, 2012, and 2011.

Table 3:  Noninterest Income

				2013 Compared to 2012		2012 Compared to 2011
(in thousands, except for percentages)	2013	2012	2011	$	%	$	%
Mortgage banking revenue	$15,832	$18,403	$8,369	$(2,571)	(14.0)%	$10,034	119.9%
Service charges on deposit accounts	5,014	5,186	5,940	(172)	(3.3)	(754)	(12.7)
Income from bank-owned life insurance	3,312	1,620	1,818	1,692	104.4	(198)	(10.9)
Gain on sale of investment securities available for sale	781	627	1,481	154	24.6	(854)	(57.7)
Gain (loss) on sale of premises and equipment	580	(192)	(58)	772	(402.1)	(134)	231.0
Impairment of premises & equipment	(2,825)	-	-	(2,825)	100.0	-	0.0
Gain on sale of insurance company	-	-	1,251	-	0.0	(1,251)	(100.0)
Gain (loss) on sale of other real estate owned & repossessed assets	356	(8,524)	(4,900)	8,880	(104.2)	(3,624)	74.0
Other than temporary impairment of other real estate owned and repossessed assets	(3,914)	(14,126)	(17,196)	10,212	(72.3)	3,070	(17.9)
Other-than-temporary impairment of securities	-	-	(401)	-	-	401	(100.0)
Insurance revenue	-	-	2,656	-	-	(2,656)	(100.0)
Visa check card income	2,556	2,385	2,253	171	7.2	132	5.9
Other	3,820	2,288	2,997	1,532	67.0	(709)	(23.7)
Total noninterest income	$25,512	$7,667	$4,210	$17,845	232.8%	$3,457	82.1%

For year-end 2013 total noninterest income was $25.5 million, an increase of $17.8 million or 232.8% as compared to $7.7 million at year-end 2012.  Total noninterest income was $4.2 million at year-end 2011.  Mortgage banking revenue decreased $2.6 million or 14.0% to $15.8 million for the year ended December 31, 2013 compared to $18.4 million in the same period in 2012 due to declining loan origination activity in the latter part of 2013 as market

HAMPTON ROADS BANKSHARES, INC.

interest rates rose.  Mortgage banking revenue was $8.4 million in the same period in 2011.  Service charges on deposit accounts decreased $172 thousand to $5.0 million in 2013 from $5.2 million in 2012 as a result of certain changes in our fee structure as well as a lower level of deposits due to certain branch sales in 2012.  We generated net gains on sales of investment securities of $781 thousand in 2013, $627 thousand in 2012, and $1.5 million in 2011.  In August 2011 we sold our insurance company for a gain of $1.3 million.  Continued declines in certain real estate values caused losses on other real estate owned and repossessed assets of $3.9 million during 2013. During 2012 and 2011, the Company incurred losses on other real estate owned and repossessed assets of $14.1 million and $17.2 million, respectively.  The decrease in losses and other than temporary impairment of other real estate owned was primarily due to the stabilization of market values. The Company had no other-than-temporary impairments in our securities portfolios during 2013 and 2012.  As the Company closed down certain branches in 2013, it recorded impairments totaling $2.8 million to premises and equipment as those properties were transferred to other real estate and repossessed assets.

Noninterest Expense

Noninterest expense represents our operating and overhead expenses.  The efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income excluding securities gains and gain on sale of insurance company was 93.3% in 2013 compared to 113.0% in 2012 and 140.1% in 2011.  Table 4 provides a summary of noninterest expense for the years ended December 31, 2013, 2012, and 2011.

Table 4:  Noninterest Expense

				2013 Compared to 2012		2012 Compared to 2011
(in thousands, except for percentages)	2013	2012	2011	$	%	$	%
Salaries and employee benefits	$41,223	$39,321	$43,246	$1,902	4.8%	$(3,925)	(9.1)%
Professional and consultant fees	5,786	7,565	11,072	(1,779)	(23.5)	(3,507)	(31.7)
Occupancy	9,092	7,558	9,752	1,534	20.3	(2,194)	(22.5)
FDIC insurance	4,762	4,609	11,230	153	3.3	(6,621)	(59.0)
Data processing	4,198	3,928	4,640	270	6.9	(712)	(15.3)
Problem loan and repossessed asset costs	2,429	3,850	5,668	(1,421)	(36.9)	(1,818)	(32.1)
Equipment	1,730	2,772	3,370	(1,042)	(37.6)	(598)	(17.7)
Directors' and regional board fees	1,493	913	782	580	63.5	131	16.8
Advertising and marketing	1,431	621	822	810	130.4	(201)	(24.5)
Other	10,204	10,290	13,094	(86)	(0.8)	(2,804)	(21.4)
Total noninterest expense	$82,348	$81,427	$103,676	$921	1.1%	$(22,249)	(21.5)%

Total noninterest expense for 2013 grew 1.1% compared to 2012, finishing at $82.3 million during the year ended December 31, 2013.  Total noninterest expense decreased $22.2 million or 21.5% during the year ended December 31, 2012 compared to the same period of 2011.  Salaries and employee benefits expense increased 4.8% to $41.2 million for the year ended December 31, 2013 compared to $39.3 million for the year ended December 31, 2012 as a direct result of increased commissions associated with mortgage volumes, merit adjustments for certain personnel, and the accrual of incentive compensation and restricted stock unit grants.  Professional and consultant fees were $5.8 million for the year ended December 31, 2013 compared to $7.6 million for the comparative period in 2012 as the Company reduced its reliance on outside consultants and incurred lower legal fees in connection with its non-

HAMPTON ROADS BANKSHARES, INC.

performing loans.  Occupancy expense increased by $1.5 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to accelerated amortization of leasehold improvements at a closed branch and the fair value measurement of the Dominion Tower lease in connection with the move of our headquarters from Norfolk, VA to its current location in Virginia Beach, VA.  FDIC insurance was $4.8 million for the year ended December 31, 2013 compared with $4.6 million for the same period in 2012.  The year over year increase in FDIC expense is attributable to a change in accounting methodology which was partially offset by a reduction in the assessment rate.  Problem loan and repossessed asset costs decreased $1.4 million to $2.4 million for the year ended December 31, 2013 driven by the improvement in our overall loan quality.  For the year ended December 31, 2013, equipment expense was $1.7 million compared to $2.8 million for the comparative period in 2012. These improvements were due to cost cutting initiatives and our smaller branch network.  Directors’ and regional board fees increased $580 thousand to $1.5 million for the year ended December 31, 2013 compared to $0.9 million for the comparable period in 2012 due to share-based compensation costs for restricted stock unit grants to directors.  Advertising and marketing expenses increased $810 thousand to $1.4 million for the year ended December 31, 2013 due to the Company’s efforts to better promote its business services and products.

Analysis of Financial Condition

Assets were $2.0 billion at December 31, 2013.  Total assets decreased by $103.8 million or 5.1% from $2.1 billion at December 31, 2012.  The decrease in assets was primarily associated with a $59.0 million or 70.2% decrease in loans held for sale, a $47.7 million or 3.3% decrease in gross loans, a $41.0 million or 48.9% decrease in overnight funds sold and due from FRB, partially offset by a $49.0 million or 17.7% increase in investment securities available for sale.

Cash and Cash Equivalents

Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB.  Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity.  Cash and cash equivalents as of December 31, 2013 were $62.3 million compared to $101.2 million at December 31, 2012 and consisted mainly of deposits with FRB.  As the risk profile of the Company improved commensurate with improvements in credit quality and earnings accretion to capital, the Company attempted to optimize the balance sheet by deploying excess funds into investment securities in 2013 rather than holding them as cash and cash equivalents.  In the future, the Company expects to utilize its cash on hand to support loan origination activity.

Investment Securities

Our investment portfolio at December 31, 2013 consisted primarily of U.S. agency, mortgage-backed, and asset-backed securities.  The Company allotted a percentage of its investment portfolio to Asset Backed Securities (“ABS”) during 2013. This allocation provides the Company with a floating rate asset, which mitigates the interest rate risk inherent in certain other asset classes, e.g., Mortgage Backed Securities (“MBS”).  Repayment of principal and interest of the ABS security is dependent upon the performance of the underlying loan collateral.  The Company performs due diligence of each security on a pre- and post-purchase basis to evaluate the underlying collateral and invests in the investment grade tranches of securitizations.  However, should defaults or loss severities exceed the credit enhancement in the structure, payment of principal or interest may be impacted.

Our available-for-sale securities are reported at fair value and are used primarily for liquidity, pledging, earnings, and asset / liability management purposes and are reviewed quarterly for possible impairment.  At year-end 2013 the fair value of our available-for-sale investment securities was $325.5 million, an increase of 17.7% over the $276.5 million at year-end 2012.

Table 5 displays the contractual maturities and weighted average yields of investment securities at year-end 2013.  Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, the effective life or duration of mortgage-backed and asset-backed securities is also less than the contractual maturity since these securities pay principal and interest monthly.

HAMPTON ROADS BANKSHARES, INC.

Table 5:  Investment Maturities and Yields

(in thousands, except weighted average yield data)	Amortized Cost	Estimated Fair Value	Weighted Average Yield
U.S. agency securities:
After 1 year but within 5 years	$1,346	$1,375	4.09%
After 5 years but within 10 years	3,940	4,182	4.11
Over 10 years	16,214	16,441	3.72
Total U.S. agency securities	21,500	21,998	3.82
State and municipal securities:
After 10 years	525	537	4.95
Total state and municipal securities	525	537	4.95

Corporate bonds:
After 1 year but within 5 years	11,841	12,064	2.40
After 5 years but within 10 years	5,371	5,478	3.20
Total corporate debt securities	17,212	17,542	2.65
Mortgage-backed securities:
Agency	227,662	225,845	2.68
Non-agency	8,150	8,180	2.10
Total mortgage-backed securities	235,812	234,025	2.66
Asset-backed securities
After 5 years but within 10 years	15,843	15,833	2.23
Over 10 years	34,487	34,038	2.28
Total asset-backed securities	50,330	49,871	2.27

Equity securities	970	1,511	-
Total investment securities available for sale	$326,349	$325,484	2.68%

Table 6 provides information regarding the composition of our securities portfolio showing selected maturities and yields.  For more information on investment securities, refer to Note 6, Investment Securities, of the Notes to Consolidated Financial Statements.

Table 6:  Composition of Securities Portfolio

	December 31,
	2013			2012			2011
(in thousands, except	Amortized	Estimated	Weighted Average	Amortized	Estimated	Weighted Average	Amortized	Estimated	Weighted Average
weighted average yield data)	Cost	Fair Value	Yield	Cost	Fair Value	Yield	Cost	Fair Value	Yield
Securities available
for sale:
U.S. agency	$21,500	$21,998	3.82%	$31,522	$32,988	3.22%	$48,854	$49,920	3.00%
State and municipal	525	537	4.95	527	631	4.95	529	608	4.94
Corporate	17,212	17,542	2.65	2,864	2,953	2.51	2,811	2,696	2.74
Mortgage-backed -
Agency	227,662	225,845	2.68	202,024	207,194	2.56	224,578	229,936	2.68
Non-agency	8,150	8,180	2.10	32,161	32,152	2.37	-	-	-
Asset-backed	50,330	49,871	2.27	-	-	-	-	-	-
Equity	970	1,511	-	520	537	-	1,341	1,310	-
Total securities
available for sale	$326,349	$325,484	2.68%	$269,618	$276,455	2.62%	$278,113	$284,470	2.74%

HAMPTON ROADS BANKSHARES, INC.

Loans

As a holding company of two community banks, we have a primary objective of meeting the business and consumer credit needs within our markets where standards of profitability, client relationships, and credit quality intersect.  Our loan portfolio is comprised of commercial and industrial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment loans.  Lending decisions are based upon evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan.  With few exceptions, personal guarantees are required on all loans.  As shown in Table 7, the overall loan portfolio decreased $47.7 million or 3.3% to $1.4 billion at year-end 2013 from $1.4 billion at year-end 2012.

Table 7:  Loans by Classification

	December 31,
	2013		2012		2011		2010		2009
(in thousands, except for percentages)	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Loan Classification:
Commercial &
Industrial	$225,492	16.3%	$267,080	18.6%	$256,058	17.0%	$304,550	15.5%	$361,256	14.9%
Construction	158,473	11.4	206,391	14.4	284,984	18.9	475,284	24.3	757,702	31.2
Real estate -
Commercial
mortgage	590,475	42.6	530,042	37.0	522,052	34.7	658,969	33.6	740,570	30.5
Residential
mortgage	354,035	25.6	372,591	26.0	414,957	27.6	487,559	24.9	524,853	21.6
Installment	57,623	4.2	56,302	4.0	26,525	1.8	32,708	1.7	42,858	1.8
Deferred loan fees
and related costs	(1,567)	(0.1)	(131)	0.0	157	0.0	(303)	0.0	(547)	0.0
Total loans	$1,384,531	100.0%	$1,432,275	100.0%	$1,504,733	100.0%	$1,958,767	100.0%	$2,426,692	100.0%

Overall our loan trends during 2013 have been influenced by decreased demand for loans in nearly all our loan categories with the exception of real estate – commercial mortgage loans.  Our commercial and industrial loan portfolio decreased $41.6 million to the 2013 year-end balance of $225.5 million from the 2012 year-end balance of $267.1 million.  Construction loans decreased $47.9 million to the 2013 year-end balance of $158.5 million from the year-end 2012 balance of $206.4 million, thus lowering the concentration of construction loans to 11.4% of the total loan portfolio at December 31, 2013 compared with 14.4% at December 31, 2012.  Our real estate-commercial mortgage loan portfolio increased $60.4 million to the 2013 year-end balance of $590.5 million from the 2012 year-end balance.  The real estate-residential mortgage loan portfolio decreased $18.6 million to the 2013 year-end balance of $354.0 million from the 2012 year-end balance of $372.6 million.  The installment loan portfolio increased $1.3 million to the 2013 year-end balance of $57.6 million from the 2012 year-end balance.

In addition to the aforementioned weaker demand for credit, the contraction seen in loans stems from the continued resolution of problem loans.  Origination volumes were offset by principal pay-downs and scheduled amortization in the portfolio.  In the future, our continued focus will be on managing the entire loan portfolio through the current challenging economic conditions.  Additionally, our prudent business practices and internal guidelines and underwriting standards will continue to be followed in making lending decisions in order to manage exposure to credit-related losses.

HAMPTON ROADS BANKSHARES, INC.

Table 8 indicates our loans by geographic area as of December 31, 2013.

Table 8:  Loans by Geographic Location

	Commercial		Real Estate
(in thousands)	& Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Total
Hampton Roads	$156,910	$90,710	$310,700	$88,341	$6,411	$653,072
Eastern Shore	24,440	21,194	104,134	100,791	3,427	253,986
Richmond	13,354	3,669	72,900	28,705	502	119,130
Northeast NC	20,350	18,002	45,574	46,575	47,088	177,589
Triangle	3,178	14,581	21,140	61,352	18	100,269
Outer Banks	7,260	8,654	27,686	27,991	175	71,766
Wilmington	-	1,663	8,341	280	2	10,286
Total loans	$225,492	$158,473	$590,475	$354,035	$57,623	$1,386,098
Note: This table does not include deferred loan fees of $1.6 million.

Table 9 sets forth the maturity periods of our loan portfolio as of December 31, 2013.  Demand loans are reported as due within one year.

Table 9:  Loan Maturities Schedule

	Commercial		Real Estate
(in thousands)	& Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Total
Variable Rate:
Within 1 year	$51,036	$22,433	$77,571	$125,935	$4,681	$281,656
1 to 5 years	2,354	8,232	27,178	55,520	-	93,284
After 5 years	-	-	176	8,080	1	8,257
Total variable rate	53,390	30,665	104,925	189,535	4,682	383,197
Fixed Rate:
Within 1 year	57,383	67,790	77,686	21,177	3,585	227,621
1 to 5 years	106,714	53,268	307,243	57,854	6,823	531,902
After 5 years	8,005	6,750	100,621	85,469	42,533	243,378
Total fixed rate	172,102	127,808	485,550	164,500	52,941	1,002,901
Total maturities	$225,492	$158,473	$590,475	$354,035	$57,623	$1,386,098
Note: This table does not include deferred loan fees of $1.6 million.

Allowance for Loan Losses and Provision for Loan Losses

The allowance for loan losses decreased significantly during 2013, both in dollars and as a percentage of total loans as credit trends in the loan portfolio continues to show improvement.  The allowance for loan losses was $35.0 million or 2.53% of outstanding loans as of December 31, 2013 compared with $48.4 million or 3.38% of outstanding loans as of December 31, 2012.

We decreased the allowance for loan losses $13.4 million (net of charge-offs and recoveries) during 2013 as a result of net charge-offs exceeding additional provisions for loan losses.  Net charge-offs were $14.4 million in 2013 compared with $41.6 million during 2012.  Our provision for loan losses was $1.0 million in 2013 compared to $15.0 million in 2012 and $67.9 million in 2011.  We did not change our methodology or model for estimating the allowance for loan losses during any of the past three years.

HAMPTON ROADS BANKSHARES, INC.

An analysis of the allowance for loans losses for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 is shown in Table 10.  Additional information about the allowance for loan losses can be found in Note 1, Basis of Financial Statement Presentation and Summary of Significant Accounting Policies, and Note 7, Loans and Allowance for Loan Losses, of the Notes to Consolidated Financial Statements.

Table 10:  Allowance for Loan Losses Analysis

(in thousands, except for percentages)	2013	2012	2011	2010	2009
Allowance for loan losses:
Balance at beginning of year	$48,382	$74,947	$157,253	$132,697	$51,218
Charge-offs:
Commercial and industrial	(6,187)	(18,489)	(19,005)	(25,187)	(11,975)
Construction	(5,140)	(10,965)	(97,036)	(103,268)	(22,900)
Real estate - commercial mortgage	(2,878)	(11,462)	(23,760)	(49,419)	(10,882)
Real estate - residential mortgage	(6,979)	(9,033)	(15,403)	(14,012)	(6,587)
Installment	(355)	(603)	(1,386)	(1,540)	(1,192)
Total charge-offs	(21,539)	(50,552)	(156,590)	(193,426)	(53,536)
Recoveries:
Commercial and industrial	1,603	1,140	1,834	1,049	291
Construction	2,200	4,387	2,229	3,328	29
Real estate - commercial mortgage	995	2,397	1,382	1,221	108
Real estate - residential mortgage	2,245	848	694	415	169
Installment	145	221	295	169	195
Total recoveries	7,188	8,993	6,434	6,182	792
Net charge-offs	(14,351)	(41,559)	(150,156)	(187,244)	(52,744)
Provision for loan losses	1,000	14,994	67,850	211,800	134,223
Balance at end of year	$35,031	$48,382	$74,947	$157,253	$132,697
Allowance for loan losses to year-end loans	2.53%	3.38%	4.98%	8.03%	5.47%
Ratio of net charge-offs to average loans	(1.03)	(2.89)	(8.67)	(8.26)	(2.06)

The allowance consists of specific, general, and unallocated components.  Table 11 provides an allocation of the allowance for loan losses and other related information at December 31, 2013 and 2012.

Table 11:  Allowance for Loan Losses Components and Related Data

	December 31,
(in thousands, except for percentages)	2013	2012
Allowance for loan losses:
Specific component	$13,141	$14,783
Pooled component	17,640	27,900
Unallocated component	4,250	5,699
Total	$35,031	$48,382

Impaired loans	$67,558	$140,987
Non-impaired loans	1,316,973	1,291,288
Total loans	$1,384,531	$1,432,275

Specific component as % of
impaired loans	19.45%	10.49%
Pooled component as % of
non-impaired loans	1.34	2.16

Allowance as % of loans	2.53	3.38
Allowance as % of nonaccrual loans	87.90	49.67

HAMPTON ROADS BANKSHARES, INC.

The specific component of our allowance for loan losses relates to loans that are determined to be impaired and, therefore, are individually evaluated for impairment.  The specific component decreased during 2013, primarily due to the charge-off of loans with specific reserves.  Specific loan loss allocations decreased $1.6 million to $13.1 million at December 31, 2013 from $14.8 million at December 31, 2012.  The decrease is commensurate with the significant decrease in impaired loans to $67.6 million at December 31, 2013 from $141.0 million at December 31, 2012.  Of these loans, $39.9 million were on nonaccrual status at December 31, 2013 as compared with $97.4 million at December 31, 2012, a decrease of 59.1%.

The general or pooled component relates to groups of homogeneous loans not designated for a specific allowance and are collectively evaluated for impairment.  The pooled component of the allowance decreased $10.3 million during 2013, from $27.9 million at December 31, 2012 to $17.6 million at December 31, 2013. The decrease in the pooled component is the result of (i) lower historical loss factors applied in our models, as higher charge-offs in older periods are replaced with lower charge-offs in more recent periods, (ii) changes in portfolio mix, as categories with higher pooled reserve levels such as construction loans have continued to decline, and (iii) continued improvement in credit quality as evidenced by improved internal weighted average loan grades.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated portion of the loan loss allowance decreased $1.4 million to $4.3 million at December 31, 2013 from $5.7 million at December 31, 2012 due to a combination of factors.  Macroeconomic indicators such as GDP, unemployment, and housing prices showed year-over-year improvement, resulting in a reduction in the portion of the unallocated component that considers external variables.  Additionally, the continued resolution of troubled assets during the year led to a reduction in the overall size of the loan portfolio and an improvement in the quality of the existing portfolio.  The portion of the unallocated component that considers internal variables has declined as a reflection of management’s assessment of the improved health of the portfolio and the credit process of the Company.

Table 12 displays certain ratios used by management in assessing the adequacy of the allowance for loan losses at December 31, 2013 and 2012.

Table 12:  Adequacy of the Allowance for Loan Losses

	December 31, 2013	December 31, 2012
Non-performing loans for which full loss
has been charged off to total loans	0.68%	3.90%
Non-performing loans for which full loss
has been charged off to non-performing
loans	23.54	55.42
Charge off rate for non-performing loans for
which the full loss has been charged off	53.40	50.19
Coverage ratio net of non-performing loans for
which the full loss has been charged off	114.97	111.41
Total allowance divided by total loans less
non-performing loans for which the full loss
has been charged off	2.55	3.64
Allowance for individually impaired loans
divided by impaired loans for which an
allowance has been provided	39.94	26.29

At December 31, 2013, management believed the level of the allowance for loan losses to be commensurate with the risk existing in our portfolio.  However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size

HAMPTON ROADS BANKSHARES, INC.

of the allowance in comparison to peer banks identified by regulatory agencies.  Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.

We allocated the allowance for loan losses to the loan categories as shown in Table 13.  Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any loan category.

Table 13:  Allocation of Allowance for Loan Losses

(in thousands)	2013	2012	2011	2010	2009
Commercial and Industrial	$2,404	$6,253	$13,605	$18,610	$23,819
Construction	9,807	15,728	24,826	83,052	57,958
Real estate - commercial mortgage	10,135	9,862	17,101	25,426	29,700
Real estate - residential mortgage	7,914	9,953	12,060	17,973	12,589
Installment	521	887	2,067	3,400	1,473
Unallocated	4,250	5,699	5,288	8,792	7,158
Total allowance for loan losses	$35,031	$48,382	$74,947	$157,253	$132,697

The decrease in the allocation of the allowance for loan losses associated with the commercial and industrial segment during 2013 is largely attributable to the charge off of one specific credit that became impaired during 2012 and was ultimately transferred to other real estate during 2013. The decrease in the allocation of the allowance for loan losses associated with the construction segment during 2013 was primarily due to a $5.7 million decrease in the pooled component of the reserve. This decrease in the pooled component is attributable to a continued decrease in our construction portfolio exposure (i.e., lower unpaid principal balances), as well as an improvement in the credit quality of the remaining portfolio (i.e., better mix and loan grades).

Non-Performing Assets

Management classifies non-performing assets as those loans on which payments have been delinquent 90 days and are still accruing interest, nonaccrual loans, and foreclosed real estate and repossessed assets.  Total non-performing assets were $76.5 million or 3.9% of total assets at year-end 2013 as compared to $130.7 million or 6.4% of total assets at year-end 2012.  At December 31, 2013 and 2012 we had loans totaling $0 and $1.0 million, respectively, categorized as 90 days or more past due and still accruing interest.  We had $36.7 million and $32.2 million of other real estate owned and repossessed assets at December 31, 2013 and 2012, respectively.  This growth was due to inflows into real estate owned outpacing sales and write-downs thereof.  Non-performing assets by geographic location at December 31, 2013 is shown in Table 14.

Table 14:  Non-performing Assets by Geographic Location

	Commercial		Real Estate
(in thousands)	& Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Total
Hampton Roads	$1,997	$7,222	$8,909	$2,481	$84	$20,693
Eastern Shore	432	879	2,590	3,463	1	7,365
Richmond	706	1,007	1,937	2,100	-	5,750
Northeast NC	73	4,110	2,462	6,141	50	12,836
Triangle	22	3,927	4,305	2,106	-	10,360
Outer Banks	139	2,120	1,414	4,312	-	7,985
Wilmington	720	2,432	-	1,407	-	4,559
Other	6,971	-	-	-	-	6,971
Total non-performing
assets	$11,060	$21,697	$21,617	$22,010	$135	$76,519

HAMPTON ROADS BANKSHARES, INC.

Loans are placed in nonaccrual status when the collection of principal or interest becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever occurs first, unless there are extenuating circumstances.

As shown in Table 15, nonaccrual loans were $39.9 million at December 31, 2013 compared to $97.4 million at December 31, 2012.  If income on nonaccrual loans had been recorded under original terms, $2.0 million and $6.7 million of additional interest income would have been recorded in 2013 and 2012, respectively.

Table 15:  Nonaccrual Loans

	December 31,
(in thousands)	2013	2012
Commercial and Industrial	$2,794	$22,413
Construction	10,614	28,505
Real estate-commercial mortgage	12,633	25,032
Real estate-residential mortgage	13,679	21,206
Installment	134	255
Total nonaccrual loans	$39,854	$97,411

Deposits

Total deposits at December 31, 2013 were $1.5 billion, a decrease of $94.4 million or 5.8% from the $1.6 billion at December 31, 2012.  In recent years, our deposit composition has improved as a result of strategies to grow demand deposits, while de-emphasizing higher rate certificates of deposit.  Table 16 shows deposits by classification at December 31, 2013, 2012, and 2011.

Table 16:  Deposits by Classification

	December 31,
	2013		2012		2011
(in thousands, except for percentages)	Balance	%	Balance	%	Balance	%
Deposit Classifications:
Noninterest-bearing demand	$245,409	16%	$263,266	16%	$225,458	13%
Interest-bearing demand	600,315	40	519,799	32	540,262	30
Savings	62,283	4	59,876	4	61,218	3
Time deposits less than $100	324,635	21	393,580	24	525,291	29
Time deposits $100 or more	290,686	19	381,253	24	445,805	25
Total deposits	$1,523,328	100%	$1,617,774	100%	$1,798,034	100%

At December 31, 2013, noninterest-bearing demand deposits were $245.4 million, a decrease of $17.9 million from $263.3 million at December 31, 2012.

Interest-bearing demand deposits at year-end 2013 were $600.3 million, an increase of $80.5 million from $519.8 million at year-end 2012.  Interest-bearing demand deposits included $7.7 million of brokered money market funds at December 31, 2013, which was $1.7 million lower than the balance of brokered money market funds of $9.4 million outstanding at December 31, 2012.

At year-end 2013 savings accounts were $62.3 million, an increase of $2.4 million from $59.9 million at year-end 2012.

Time deposits less than $100 thousand decreased $68.9 million or 17.5% at year-end 2013 from year-end 2012 while time deposits $100 thousand or more decreased $90.6 million or 23.8% at year-end 2013 over year-end 2012.  Brokered Certificate of Deposits (“CDs”) represented $43.6 million or 2.9% of the December 31, 2013 balance of total deposits, which was a decrease of $10.4 million from the $54.0 million balance of brokered CDs outstanding at December 31, 2012.  The decrease in time deposits was primarily due to run-off as maturity dates were reached and CDs were not renewed due to lower rates offered, particularly in the national market time deposit category.

HAMPTON ROADS BANKSHARES, INC.

The Company continues to focus on core deposit growth as its primary source of funding.  Core deposits are non-brokered and consist of noninterest-bearing demand accounts, interest-bearing checking accounts, money market accounts, savings accounts, and time deposits of less than $100 thousand.  Core deposits totaled $1.2 billion or 80% of total deposits at year-end 2013 and $1.2 billion or 73% of total deposits at year-end 2012.

Borrowings

We use short-term and long-term borrowings from various sources including the FRB discount window, FHLB, reverse repurchase agreements, and trust preferred securities.  We manage the level of our borrowings to ensure that we have adequate sources of liquidity.  At December 31, 2013 and 2012, we had advances from the FHLB totaling $194.2 million and $195.1 million, respectively.

As shown in Table 17, maturities of FHLB borrowings at December 31, 2013 were as follows:

Table 17: FHLB Borrowings

(in thousands)
	Year of Maturity	Balance
	2014	$27,516
	2015	166,662
		$194,178

The Company has four placements of trust preferred securities.  The carrying amount and par amount is shown in Table 18.

Table 18:  Trust Preferred Securities

	Carrying	Par	Interest	Redeemable	Mandatory
(in thousands except for interest rates)	Amount	Amount	Rate	On Or After	Redemption
Gateway Capital Statutory Trust I	$5,351	$8,248	LIBOR + 3.10%	September 17, 2008	September 17, 2033
Gateway Capital Statutory Trust II	4,211	7,217	LIBOR + 2.65%	July 17, 2009	June 17, 2034
Gateway Capital Statutory Trust III	7,292	15,464	LIBOR + 1.50%	May 30, 2011	May 30, 2036
Gateway Capital Statutory Trust IV	12,129	25,774	LIBOR + 1.55%	July 30, 2012	July 30, 2037

LIBOR in the table above refers to three-month LIBOR.  In all four trusts, the trust issuer has invested the total proceeds from the sale of the trust preferred securities in junior subordinated deferrable interest debentures issued by the Company.  The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly.  The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.

In January 2010, the Company exercised its right to defer all quarterly distributions on the trust preferred securities.  Interest payable continues to accrue during the deferral period and interest on the deferred interest also accrues, both of which must be paid at the end of the deferral period and totaled $5.6 million at December 31, 2013.  Prior to the expiration of the deferral period, the Company has the right to further defer interest payments provided that no deferral period, together with all principal deferrals, exceeds 20 consecutive quarters and that no event of default (as defined by the terms of the applicable Trust Preferred Securities) has occurred and is continuing at the time of the deferral.  The Company was not in default with respect to the terms of the Trust Preferred Securities at the time the quarterly payments were deferred and such deferrals did not cause an event of default under the terms of the Trust Preferred Securities.  If we are not able to pay all accrued but unpaid interest prior to the end of the deferral period in January 2015, we could be in default under the terms of the trust preferred securities.

The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to our senior and subordinated indebtedness.  The aggregate carrying value of these debentures as of December 31, 2013 was $29.0 million.  The difference between the par amounts and the carrying amounts of the

HAMPTON ROADS BANKSHARES, INC.

debentures is amortized using the interest method as an adjustment to interest expense each period.  Effective interest rates used by the Company as of December 31, 2013 were between 5.61% and 7.09%.

Capital Resources and Liquidity

Capital Resources.  Total shareholders’ equity declined $3.3 million or 1.8% to $183.8 million at December 31, 2013.

To preserve capital, on July 30, 2009 the Board of Directors voted to suspend the quarterly dividends on our Common Stock.  We are currently prevented by our regulators from paying dividends on our Common Stock until our financial position improves.  Our ability to distribute cash dividends in the future may be limited by financial performance, regulatory restrictions, our desire or intent to reinvest our earnings, and the need to maintain sufficient consolidated capital.

On September 27, 2012, the Company closed on the Capital Raise, which resulted in $95.0 million in gross proceeds for which the Company issued, in the aggregate, 135,717,307 shares of Common Stock at a price of $0.70 per share.

The Company and the Banks are subject to regulatory capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Banks must meet specific capital guidelines that involve quantitative and qualitative measures to ensure capital adequacy.  Tier I capital is comprised of shareholders’ equity, net of unrealized gains or losses on available-for-sale securities, less intangible assets, while total risk-based capital adds certain debt instruments and qualifying allowances for loan losses.  As of December 31, 2013, our consolidated regulatory capital ratios were Tier 1 Leverage Ratio of 10.73%, Tier 1 Risk-Based Capital Ratio of 13.86%, and Total Risk-Based Capital of 15.13%.  As of December 31, 2013, the Company exceeded the regulatory capital minimums, and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.  Their Tier 1 Leverage Ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital Ratio were as follows: 9.58%, 12.21%, and 13.48%, respectively for BOHR and 9.99%, 13.80%, and 15.03%, respectively for Shore.

Liquidity.  Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  It is used by management to provide continuous access to sufficient, reasonably priced funds.  Funding requirements are impacted by loan originations and refinancing, deposit growth, liability issuances and settlements, and off-balance sheet funding commitments.  We consider and comply with various regulatory guidelines regarding required liquidity levels and routinely monitor our liquidity position in light of the changing economic environment and customer activity.  Based on our liquidity assessments, we may alter our asset, liability, and off-balance sheet positions.  The ALCO monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change.  This process, combined with our ability to raise funds in money and capital markets and through private placements, provides flexibility in managing the exposure to liquidity risk.  At December 31, 2013, cash and due from banks, interest-bearing deposits in other banks, overnight funds sold and due from FRB, and investment securities were $387.8 million or 19.9% of total assets.

In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities.  We have immediate liquid resources in cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB.  The potential sources of short-term liquidity include interest-bearing deposits as well as the ability to pledge or sell certain assets including available-for-sale investment securities.  Short-term liquidity is further enhanced by our ability to pledge or sell loans in the secondary market and to secure borrowings from the FRB and FHLB.  Short-term liquidity is also generated from securities sold under agreements to repurchase, funds purchased, and short-term borrowings.  Deposits have historically provided us with a long-term source of stable and relatively lower cost funding.  Additional funding is available through the issuance of long-term debt.

At December 31, 2013, our Banks had credit lines in the amount of $227.6 million at the FHLB with advances of $194.2 million utilized.  These lines may be utilized for short- and/or long-term borrowing.  At December 31, 2013 and 2012, all our FHLB borrowings were long-term.  We also possess additional sources of liquidity through a variety of borrowing arrangements.  The Banks also maintain federal funds lines with two regional banking

HAMPTON ROADS BANKSHARES, INC.

institutions and through the FRB Discount Window.  These available lines totaled approximately $38.9 million and $40.9 million at December 31, 2013 and 2012, respectively.  These lines were not utilized for borrowing purposes at December 31, 2013 or 2012.

Under normal conditions, our liquid assets and the ability to generate liquidity through normal operations and various liability funding mechanisms should be sufficient to satisfy our depositors’ requirements, meet our customers’ credit needs, and supply adequate funding for our other business needs.  As demonstrated by some of the nation’s largest financial institutions, liquidity may be adversely affected if the sources of liquidity suddenly become unavailable.  Such a situation may occur when the financial condition of an institution deteriorates as the result of operating losses and rising levels of credit problems.  In such circumstances, credit availability and other funding sources may diminish significantly.

Contractual Obligations

We have contractual obligations to make future payments on debt and lease agreements.  Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties.  Our contractual obligations consist of time deposits, borrowings, and operating lease obligations.  Our operating lease obligations have significantly decreased as a result of the termination of leases due to branch closings.  Table 19 shows payment detail for these contractual obligations as of December 31, 2013.

Table 19:  Contractual Obligations

	Less than			Over
(in thousands)	1 Year	1 - 3 Years	3 - 5 Years	5 Years	Total
Time deposits	$310,431	$235,978	$66,582	$2,330	$615,321
FHLB borrowings	27,516	166,662	-	-	194,178
Other borrowings	-	-	-	28,983	28,983
Operating lease obligations	2,119	3,850	3,819	14,855	24,643
Total contractual
obligations	$340,066	$406,490	$70,401	$46,168	$863,125

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet our customers’ financing needs.  For more information on our off-balance sheet arrangements, refer to Note 14, Financial Instruments with Off-Balance-Sheet Risk, of the Notes to Consolidated Financial Statements.

Legal Contingencies

Various legal actions arise from time to time in the normal course of our business.  For more information, refer to Item 3 “Legal Proceedings” in our 2013 Form 10-K.  Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows, or results of operations.  Management was not aware of any unasserted claims or assessments that may be probable of assertion at December 31, 2013.

Interest Rate Sensitivity

Market risk is the potential of loss arising from adverse changes in interest rates and prices.  We are exposed to market risk as a consequence of the normal course of conducting our business activities.  Management considers interest rate risk to be a significant market risk for the Company.  Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest-earning assets and interest-bearing liabilities.

The primary goal of our asset/liability management strategy is to optimize net interest income while limiting exposure to fluctuations caused by changes in the interest rate environment.  Our ability to manage our interest rate risk depends generally on our ability to match the maturities and re-pricing characteristics of our assets and

HAMPTON ROADS BANKSHARES, INC.

liabilities while taking into account the separate goals of maintaining asset quality and liquidity and achieving the desired level of net interest income.

Our management, guided by ALCO, determines the overall magnitude of interest sensitivity risk and then formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments.  These decisions are based on management’s expectations regarding future interest rate movements, the state of the national and regional economy, and other financial and business risk factors.

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

Table 20 illustrates the expected effect on net interest income for the year following each of the years ended 2013 and 2012 due to an immediate change in interest rates.  Estimated changes set forth below are dependent on material assumptions, such as those previously discussed.

Table 20:  Effect on Net Interest Income

	2013		2012
	Change in Net Interest Income		Change in Net Interest Income
(in thousands, except for percentages)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$(1,114)	(1.82)%	$1,305	2.05%
+100 basis points	(593)	(0.97)	498	0.78
-100 basis points	(1,265)	(2.07)	(2,481)	(3.90)
-200 basis points	N/A	N/A	N/A	N/A

As of December 31, 2013, we project a decrease in net interest income in both increasing and decreasing interest rate environments.  As of December 31, 2012, we projected an increase in net interest income in an increasing interest rate environments and a decrease in net interest income in a decreasing interest rate environment.  Relative to 2012, rising rate scenarios are less favorable due to lower levels of assets with short-term re-pricing characteristics, as well as due to the variable rate structure on the majority of our borrowings and the floors on many loans that will cause a delay in any interest income improvement.

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

Caution About Forward-Looking Statements

This Form 10-K contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  When or if used in this annual report or any SEC filings, other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “is estimated,” “is projected,” or similar expressions are intended to identify “forward-looking statements.”

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy, and other future conditions.  Because forward-looking statements relate to the future, they are subject to

HAMPTON ROADS BANKSHARES, INC.

inherent uncertainties, risks, and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Therefore, we caution you against relying on any of these forward-looking statements.

For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments, or results, you should carefully review the risk factors summarized below and the more detailed discussion in the “Risk Factors” section in the 2013 Form 10-K.  Our risks include, without limitation, the following:

•	Our success is largely dependent on attracting and retaining key management team members;
•

We are not paying dividends on our Common Stock and currently are prevented from doing so.  The failure to resume paying dividends on our Common Stock may adversely affect the market price of our Common Stock;

•

We have elected to defer payment of interest on our outstanding trust preferred securities issued by trust subsidiaries of our holding company and we expect to continue to defer the payment of interest for the foreseeable future;

•	The Volcker Rule collateralized loan obligation provisions could result in adverse consequences for us, including lower earnings, lower tangible capital and/or lower regulatory capital;
•

We incurred significant losses from 2009 to 2012.  While we returned to profitability in 2013, we can make no assurances that will continue.  An inability to improve our profitability could adversely affect our operations and our capital levels;

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
•

If the value of real estate in the markets we serve were to decline materially, the value of our other real estate owned could decline or a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our results of operations and financial condition;

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

•	Banking regulators have broad enforcement power, but regulations are meant to protect depositors and not investors;
•	The fiscal, monetary, and regulatory policies of the Federal Government and its agencies could have a material adverse effect on our results of operations;
•	Government legislation and regulation may adversely affect our business, financial condition, and results of operations;
•	Proposed and final regulations could restrict our ability to originate loans; and
•	The soundness of other financial institutions could adversely affect us.

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

(in thousands, except for percentages and per share data)	December 31, 2013	December 31, 2012
Shareholders' equity before
non-controlling interest	$183,398	$185,947
Less: intangible assets	1,437	2,410
Shareholders' equity before
non-controlling interest - tangible	$181,961	$183,537

Shareholders' equity before
non-controlling interest (average)	$185,810	$139,311
Less: intangible assets (average)	1,824	3,065
Shareholders' equity before
non-controlling interest - tangible (average)	$183,986	$136,246

Return on average equity	2.19%	(17.94)%
Impact of excluding intangible assets	0.03	(0.40)
Return on average equity - tangible	2.22%	(18.34)%

Book value per share	$1.08	$1.09
Impact of excluding intangible assets	(0.01)	(0.01)
Book value per share - tangible	$1.07	$1.08

HAMPTON ROADS BANKSHARES, INC.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Market risk is the potential of loss arising from adverse changes in interest rates and prices.  We are exposed to market risk as a consequence of the normal course of conducting our business activities.  Management considers interest rate risk to be a significant market risk for the Company.  Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of the Company’s interest-earning assets and interest-bearing liabilities.

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

Our management, guided by ALCO, determines the overall magnitude of interest sensitivity risk and then formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments.  These decisions are based on management’s expectations regarding future interest rate movements, the state of the national and regional economy, and other financial and business risk factors.

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

The table below illustrates the expected effect on net interest income for the year following each of the years ended 2013 and 2012 due to an immediate change in interest rates.  Estimated changes set forth below are dependent on material assumptions, such as those previously discussed.

Effect on Net Interest Income

	2013		2012
	Change in Net Interest Income		Change in Net Interest Income
(in thousands, except for percentages)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$(1,114)	(1.82)%	$1,305	2.05%
+100 basis points	(593)	(0.97)	498	0.78
-100 basis points	(1,265)	(2.07)	(2,481)	(3.90)
-200 basis points	N/A	N/A	N/A	N/A

As of December 31, 2013, we project a decrease in net interest income in both increasing and decreasing interest rate environments.  As of December 31, 2012, we projected an increase in net interest income in an increasing interest rate environments and a decrease in net interest income in a decreasing interest rate environment.  Relative to 2012, rising rate scenarios are less favorable due to lower levels of assets with short-term re-pricing characteristics, as well as due to the variable rate structure on the majority of our borrowings and the floors on many loans that will cause a delay in any interest income improvement.

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

HAMPTON ROADS BANKSHARES, INC.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following report of independent registered public accounting firm, audited consolidated financial statements of the Company for the year ended December 31, 2013, and notes to consolidated financial statements of the Company are included as a part of this Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012

Consolidated Statements of Operations for the years ended December 31, 2013, December 31, 2012 and December 31, 2011

Consolidated Statements of Comprehensive Income (Loss) for the years December 31, 2013, December 31, 2012 and December 31, 2011

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, December 31, 2012 and December 31, 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011

Notes to Consolidated Financial Statements

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets

December 31, 2013 and 2012

The Board of Directors and Shareholders

Hampton Roads Bankshares, Inc.:

We have audited the accompanying consolidated balance sheets of Hampton Roads Bankshares, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hampton Roads Bankshares, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Norfolk, Virginia
March 14, 2014

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets

December 31, 2013 and 2012

(in thousands, except share data)
	December 31, 2013	December 31, 2012
Assets:
Cash and due from banks	$18,806	$16,761
Interest-bearing deposits in other banks	654	656
Overnight funds sold and due from Federal Reserve Bank	42,841	83,800
Investment securities available for sale, at fair value	325,484	276,455
Restricted equity securities, at cost	17,356	18,066

Loans held for sale	25,087	84,068

Loans	1,384,531	1,432,275
Allowance for loan losses	(35,031)	(48,382)
Net loans	1,349,500	1,383,893
Premises and equipment, net	67,146	78,657
Interest receivable	4,811	5,077
Other real estate owned and repossessed assets,
net of valuation allowance	36,665	32,215
Intangible assets, net	1,437	2,410
Bank-owned life insurance	50,802	53,199
Other assets	9,683	18,835
Totals assets	$1,950,272	$2,054,092
Liabilities and Shareholders' Equity:
Deposits:
Noninterest-bearing demand	$245,409	$263,266
Interest-bearing:
Demand	600,315	519,799
Savings	62,283	59,876
Time deposits:
Less than $100	324,635	393,580
$100 or more	290,686	381,253
Total deposits	1,523,328	1,617,774
Federal Home Loan Bank borrowings	194,178	195,060
Other borrowings	28,983	38,556
Interest payable	6,025	4,882
Other liabilities	13,912	10,651
Total liabilities	1,766,426	1,866,923
Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000,000 shares authorized; none issued
and outstanding	-	-
Common stock, $0.01 par value; 1,000,000,000 shares
authorized; 170,263,264 and 170,265,150 shares issued
and outstanding on December 31, 2013 and 2012,
respectively	1,703	1,703
Capital surplus	587,424	586,347
Retained deficit	(404,864)	(408,940)
Accumulated other comprehensive income (loss), net of tax	(865)	6,837
Total shareholders' equity before non-controlling interest	183,398	185,947
Non-controlling interest	448	1,222
Total shareholders' equity	183,846	187,169
Total liabilities and shareholders' equity	$1,950,272	$2,054,092

See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Operations

Years ended December 31, 2013, 2012, and 2011

(in thousands, except share and per share data)	2013	2012	2011
Interest Income:
Loans, including fees	$68,954	$74,162	$90,654
Investment securities	7,710	7,893	9,365
Overnight funds sold and due from FRB	238	245	769
Interest-bearing deposits in other banks	1	2	3
Total interest income	76,903	82,302	100,791
Interest Expense:
Deposits:
Demand	2,156	2,003	3,484
Savings	36	78	126
Time deposits:
Less than $100	3,592	5,197	9,532
$100 or more	3,563	5,308	9,199
Interest on deposits	9,347	12,586	22,341
Federal Home Loan Bank borrowings	1,910	2,259	4,010
Other borrowings	2,145	2,433	1,905
Total interest expense	13,402	17,278	28,256
Net interest income	63,501	65,024	72,535
Provision for loan losses	1,000	14,994	67,850
Net interest income
after provision for loan losses	62,501	50,030	4,685
Noninterest Income:
Mortgage banking revenue	15,832	18,403	8,369
Service charges on deposit accounts	5,014	5,186	5,940
Income from bank-owned life insurance	3,312	1,620	1,818
Gain on sale of investment securities available for sale
(includes $781, $627, and $1,481 accumulated other
comprehensive income reclassifications for unrealized
net gains on available-for-sale securities as of
December 31, 2013, 2012, and 2011, respectively)	781	627	1,481
Other-than-temporary impairment of securities	-	-	(401)
Gain (loss) on sale of premises and equipment	580	(192)	(58)
Impairment of premises and equipment	(2,825)	-	-
Gain on sale of insurance company	-	-	1,251
Gain (loss) on sale of other real estate owned and repossessed assets	356	(8,524)	(4,900)
Other than temporary impairment of other real estate owned and repossessed assets	(3,914)	(14,126)	(17,196)
Insurance revenue	-	-	2,656
Visa check card income	2,556	2,385	2,253
Other	3,820	2,288	2,997
Total noninterest income	25,512	7,667	4,210
Noninterest Expense:
Salaries and employee benefits	41,223	39,321	43,246
Professional and consultant fees	5,786	7,565	11,072
Occupancy	9,092	7,558	9,752
FDIC insurance	4,762	4,609	11,230
Data processing	4,198	3,928	4,640
Problem loan and repossessed asset costs	2,429	3,850	5,668
Equipment	1,730	2,772	3,370
Directors' and regional board fees	1,493	913	782
Advertising and marketing	1,431	621	822
Other	10,204	10,290	13,094
Total noninterest expense	82,348	81,427	103,676
Income (loss) before provision for income taxes	5,665	(23,730)	(94,781)
Provision for income taxes (benefit)	(90)	(2,182)	2,153
Net income (loss)	5,755	(21,548)	(96,934)
Net income attributable to non-controlling interest	1,679	3,543	612
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$4,076	$(25,091)	$(97,546)

Per Share:
Cash dividends declared	$-	$-	$-
Basic income (loss)	$0.02	$(0.29)	$(2.87)
Diluted income (loss)	$0.02	$(0.29)	$(2.87)
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 31, 2013, 2012, and 2011

(in thousands)	For the Years Ended
	December 31, 2013		December 31, 2012		December 31, 2011

Net income (loss)		$5,755		$(21,548)		$(96,934)
Other comprehensive income (loss),
net of tax
Change in unrealized gain (loss)
on securities available for sale	$(6,921)		$1,087		$7,513
Reclassification adjustment for
securities gain included in
net income (loss)	(781)		(627)		(1,481)
Other comprehensive income (loss),
net of tax		(7,702)		460		6,032
Comprehensive loss		(1,947)		(21,088)		(90,902)
Comprehensive income attributable
to non-controlling interest		1,679		3,543		612
Comprehensive loss
attributable to
Hampton Roads Bankshares, Inc.		$(3,626)		$(24,631)		$(91,514)

See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2013, 2012, and 2011

					Accumulated
					Other	Non-	Total
(in thousands, except share data)	Common Stock		Capital	Retained	Comprehensive	controlling	Shareholders'
	Shares	Amount	Surplus	Deficit	Income (Loss)	Interest	Equity
Balance at December 31, 2010 (1)	33,391,476	$334	$477,385	$(286,303)	$345	$412	$192,173

Net income (loss)	-	-	-	(97,546)	-	612	(96,934)
Other comprehensive income	-	-	-	-	6,032	-	6,032
Share-based compensation expense	-	-	110	-	-	-	110
Forfeiture of non-vested stock	(120)	-	-	-	-	-	-
Distributed non-controlling interest	-	-	-	-	-	(782)	(782)
Stock offering, net of issuance costs
of $665	1,169,789	12	15,503	-	-	-	15,515
Balance at December 31, 2011	34,561,145	$346	$492,998	$(383,849)	$6,377	$242	$116,114

Net income (loss)	-	-	-	(25,091)	-	3,543	(21,548)
Other comprehensive income	-	-	-	-	460	-	460
Shares issued related to:
Stock offering, net of issuance
costs of $2,865	71,429,459	714	46,421	-	-	-	47,135
Rights offering and standby
purchase, net of issuance
costs of $1,080	64,287,848	643	43,278	-	-	-	43,921
Share-based compensation expense	-	-	165	-	-	-	165
Common stock surrendered
and repurchased	(13,302)	-	(15)	-	-	-	(15)
Change in stock financed	-	-	3,500	-	-	-	3,500
Distributed non-controlling interest	-	-	-	-	-	(2,563)	(2,563)
Balance at December 31, 2012	170,265,150	$1,703	$586,347	$(408,940)	$6,837	$1,222	$187,169

Net income	-	-	-	4,076	-	1,679	5,755
Other comprehensive loss	-	-	-	-	(7,702)	-	(7,702)
Share-based compensation expense	-	-	1,080	-	-	-	1,080
Common stock surrendered	(1,886)	-	(3)	-	-	-	(3)
Distributed non-controlling interest	-	-	-	-	-	(2,453)	(2,453)
Balance at December 31, 2013	170,263,264	$1,703	$587,424	$(404,864)	$(865)	$448	$183,846

See accompanying notes to consolidated financial statements.

(1) All prior period amounts have been restated to give retroactive effect to the 1 for 25 shares reverse stock split that occurred on April 27, 2011.

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Cash Flows

December 31, 2013, 2012, and 2011

(in thousands)	2013	2012	2011
Operating Activities:
Net income (loss)	$5,755	$(21,548)	$(96,934)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	4,384	4,050	4,454
Amortization of intangible assets and fair value adjustments	1,178	1,720	(453)
Provision for loan losses	1,000	14,994	67,850
Proceeds from mortgage loans held for sale	646,294	640,551	386,705
Originations of mortgage loans held for sale	(587,313)	(661,448)	(427,377)
Share-based compensation expense	1,080	165	110
Net amortization of premiums and accretion of discounts
on investment securities available for sale	2,838	3,835	2,838
Income from bank-owned life insurance	(3,312)	(1,620)	(1,818)
Gain on sale of investment securities available for sale	(781)	(627)	(1,481)
(Gain) loss on sale of premises and equipment	(580)	192	58
Impairment of premises and equipment	2,825	-	-
Gain on sale of insurance company	-	-	(1,251)
(Gain) loss on sale of other real estate owned and repossessed assets	(356)	8,524	4,900
Other-than-temporary impairment of other real estate owned and repossessed assets	3,914	14,126	17,196
Other-than-temporary impairment of securities	-	-	401
Changes in:
Interest receivable	266	1,252	949
Other assets	9,152	(363)	18,232
Interest payable	1,143	1,131	107
Other liabilities	3,261	(4,198)	(7,501)
Net cash provided by (used in) operating activities	90,748	736	(33,015)
Investing Activities:
Proceeds from maturities and calls of investment
securities available for sale	56,808	83,988	105,982
Proceeds from sale of investment securities available for sale	39,121	87,518	69,912
Purchase of investment securities available for sale	(154,717)	(166,239)	(121,859)
Purchase of restricted equity securities	(218)	(1,465)	(324)
Purchase of premises and equipment	(2,433)	(2,918)	(2,495)
Net decrease in loans	13,395	4,422	242,990
Proceeds from sale of insurance company	-	-	5,783
Proceeds from bank-owned life insurance death benefit	5,709	-	-
Proceeds from sale of restricted equity securities	928	3,456	4,630
Proceeds from sale of other real estate owned
and repossessed assets, net	14,856	37,425	33,699
Proceeds from sale of premises and equipment	3,850	7,873	3,952
Net cash provided by (used in) investing activities	(22,701)	54,060	342,270
Financing Activities:
Net decrease in deposits	(94,440)	(180,057)	(621,766)
Repayments of Federal Home Loan Bank borrowings	(67)	(67)	(15,067)
Repayments of other borrowings	(10,000)	-	(10,000)
Distributed non-controlling interest	(2,453)	(2,563)	(782)
Issuance of stock offering shares, net	-	47,135	15,515
Issuance of rights offering shares, net	-	43,921	-
Common stock surrendered	(3)	(15)	-
Net cash used in financing activities	(106,963)	(91,646)	(632,100)
Decrease in cash and cash equivalents	(38,916)	(36,850)	(322,845)
Cash and cash equivalents at beginning of period	101,217	138,067	460,912
Cash and cash equivalents at end of period	$62,301	$101,217	$138,067
Supplemental cash flow information:
Cash paid for interest	$12,259	$16,147	$29,217
Cash refunded from income taxes	(5,553)	(6,043)	(14,666)
Supplemental non-cash information:
Change in unrealized gain (loss) on securities available for sale	$(7,702)	$460	$6,032
Transfer from other real estate owned and
repossessed assets to loans	6,016	-	-
Transfer from loans to other real estate owned
and repossessed assets	25,528	28,677	59,985
Transfers from premises and equipment to other real
estate owned and repossessed assets	3,352	-	-
Change in stock financed	-	(3,500)	-
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

(1)	Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

Basis of Presentation.  Hampton Roads Bankshares, Inc. (the “Company”) is a multi-bank holding company incorporated in 2001 under the laws of the Commonwealth of Virginia.  The consolidated financial statements of Hampton Roads Bankshares, Inc. include the accounts of the Company and its wholly-owned subsidiaries:  Bank of Hampton Roads (“BOHR”) and Shore Bank (“Shore” and collectively with BOHR, the “Banks”) as well as their wholly-owned subsidiaries:  Harbour Asset Servicing, Inc.; Gateway Investment Services, Inc.; and Gateway Bank Mortgage, Inc.  The Company also owns all of the common stock of Gateway Capital Statutory Trust I, Gateway Capital Statutory Trust II, Gateway Capital Statutory Trust III, and Gateway Capital Statutory Trust IV (collectively, the “Gateway Capital Trusts”).  The Gateway Capital Trusts are not consolidated as part of the Company’s consolidated financial statements.  However, the junior subordinated debentures issued by the Company to the Gateway Capital Trusts are included in long-term borrowings, and the Company’s equity interest in the Gateway Capital Trusts is included in other assets.  Additionally, all significant intercompany balances and transactions have been eliminated in consolidation.

The Company primarily engages in the general community and commercial banking business, targeting the banking needs of individuals and small- to medium-sized businesses in its primary service areas, which include the Hampton Roads region of southeastern Virginia, the Northeastern and Research Triangle regions of North Carolina, the Eastern Shore of Virginia, Maryland, and Delaware, and Richmond, Virginia.  The Company’s primary products are traditional loan and deposit banking services.  In addition, the Company offers mortgage banking services with loans that are sold in the secondary market and securities brokerage activities via an unaffiliated broker-dealer.  In October 2010, the Company terminated its title insurance and settlement services for real estate transactions, and in August 2011, the Company sold its insurance agency business.  Additionally, in December 2013, the Company sold its investments business conducted as Shore Investments.

On September 28, 2010, the holders of the Company’s Common Stock, par value $0.01 per share (the “Common Stock”), approved an amendment to the Company’s Amended and Restated Articles of Incorporation (the “Articles”) to affect a reverse stock split of the Common Stock.  On March 18, 2011, the Board of Directors of the Company unanimously adopted resolutions approving an amendment to the Articles to affect a 1-for-25 reverse stock split of all outstanding shares of the Common Stock, effective April 27, 2011 (the “Reverse Stock Split”).  Shareholders received one new share of Common Stock in replacement of every twenty-five shares they held on that date.  The Reverse Stock Split did not change the aggregate value of any shareholder’s shares of Common Stock or any shareholder’s ownership percentage of the Common Stock, except for minimal changes resulting from the treatment of fractional shares.  The Company did not issue any fractional shares as a result of the Reverse Stock Split.  The number of shares issued to each shareholder was rounded up to the nearest whole number.  All previously reported share and per share amounts in the accompanying consolidated financial statements and related notes have been restated to reflect the reverse stock split.

Use of Estimates.  The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make assumptions, judgments, and estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the periods presented.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the determination of the allowance for loan losses, the valuation of other real estate owned, determination of fair value for financial instruments, and tax assets, liabilities, and expenses.

Summary of Significant Accounting Policies. The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Fair Value.  The Company classifies assets and liabilities measured at fair value into three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. Valuation methodologies for the fair value hierarchy are as follows:  obtaining fair value via quoted prices in active markets for identical assets or liabilities (Level 1), having observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities (Level 2), and using unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities (Level 3).

Cash and Due from Bank Accounts.  Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from the Federal Reserve Bank of Richmond (“FRB”).  Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity.  The Company is required to maintain average reserve balances in cash with the FRB. The amounts of daily average required reserves for the final weekly reporting period were $21.2 million and $18.0 million at December 31, 2013 and 2012, respectively.

Investment Securities.  Except for the restricted equity securities, all investment securities are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Securities are evaluated for possible impairment when the fair value of the security is less than its amortized cost.  For debt securities, impairment is considered other-than-temporary and recognized in its entirety in the consolidated statements of operations if either we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis.  If, however, we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery, we must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security.  If there is credit loss, the loss must be recognized in the consolidated statements of operations and the remaining portion of impairment must be recognized in other comprehensive income (loss).  For equity securities, impairment is considered to be other-than-temporary based on our ability and intent to hold the investment until a recovery of fair value.  Other-than-temporary impairment of an equity security results in a write-down that must be included in the consolidated statements of operations.  We regularly review each investment security for other-than-temporary impairment based on criteria that include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, our best estimate of the present value of cash flows expected to be collected from debt securities, our intention with regard to holding the security to maturity, and the likelihood that we would plan to sell or be required to sell the security before recovery.  All identified impairments on investment securities are taken in the periods identified.

Restricted Equity Securities.  The Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), FRB, Community Bankers’ Bank, and Maryland Financial Bank.  These investments are carried at cost due to the redemption provisions of these entities and the restricted nature of the securities.  Management reviews for impairment based on the ultimate recoverability of the cost basis of these stocks.

Loans Held for Sale.  Mortgage loans held for sale are carried at the lower of cost or fair value in the aggregate. The fair value of mortgage loans held for sale is determined using current secondary market prices for loans with similar coupons, maturities, and credit quality. The fair value of mortgage loans held for sale is impacted by changes in market interest rates.  Net unrealized losses, if any, are recognized through a valuation allowance.

The Company originates single family, residential, first lien mortgage loans that are sold to secondary market investors on both a best efforts and (for the period from September 2012 to December 2013) on a mandatory delivery basis; the Company classifies these loans as held for sale.  In connection with the underwriting process, the Company enters into commitments to originate or purchase residential mortgage loans whereby the interest rate of

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

the loan is agreed to prior to funding (“interest rate lock commitments”).  Generally, such interest rate lock commitments are for periods less than 60 days.  Interest rate lock commitments on residential mortgage loans that the Company intends to sell in the secondary market are considered derivatives. These derivatives are carried at fair value with changes in fair value reported as a component of gain on sale of the loans.  The Company manages its exposure to changes in fair value associated with these interest rate lock commitments by entering into simultaneous agreements to sell the residential loans to third party investors shortly after their origination and funding.

Under the best efforts method, loans originated for sale are primarily sold in the secondary market as whole loans. Whole loan sales are executed with the servicing rights being released to the buyer upon the sale, with the gain or loss on the sale equal to the difference between the proceeds received and the carrying value of the loans sold.  The Company is obligated to sell the loans only if the loans close.  As a result of the terms of the contractual relationships, the Company is not exposed to losses nor will it realize gains related to its rate-lock commitments due to subsequent changes in interest rates.

Beginning in September 2012, the Company began selling some of its residential mortgage loan production on a mandatory delivery basis and using derivative instruments to manage the resulting interest rate risk.  These derivatives are entered into as balance sheet risk management instruments, and therefore, are not designated as an accounting hedge.  Under the mandatory delivery basis, residential mortgage loans held for sale and commitments to borrowers to originate loans at agreed upon interest rates expose the Company to changes in market rates and conditions subsequent to the interest rate lock commitment until the loans are delivered to the investor.  The Company uses mortgage-based derivatives such as forward delivery commitments and To-Be-Announced securities in order to mitigate this market risk.  As of December 31, 2013, the Company had ceased selling any of its residential mortgage loan production on a mandatory delivery basis, and is not carrying any purchased derivative instruments on its balance sheet previously held to manage the related interest rate risk.

Loans.  The Company grants commercial and industrial, real estate, and installment loans to customers through its lending areas.  A substantial portion of the loan portfolio is represented by both commercial and residential mortgage loans throughout Virginia, Maryland, and North Carolina.  The ability of the Company’s debtors to honor their contracts is dependent upon several factors, including the value of the real estate and general economic conditions in this area.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs and any deferred fees or costs on originated or purchased loans.  Interest income is accrued on the unpaid principal balance unless the loan is considered impaired.  Loan origination fees, net of certain direct origination costs, are deferred over the life of the loan and recognized as an adjustment of the related loan yield using the interest method except for lines of credit and loans with terms of 12 months or less where the straight-line method is used.  Net fees related to standby letters of credit are recognized over the commitment period.  In those instances when a loan prepays, the remaining deferred fee is recognized in the consolidated statements of operations.

In an effort to minimize the interest risk exposure to both the Company and the borrower, the Company uses back-to-back plain vanilla LIBOR-based interest rate swaps.  Pay-floating, receive-fixed interest rate swaps are executed between the Company and certain commercial loan customers (whose underlying loan with one of the Banks is a floating rate) with an equal and offsetting pay-fixed, receive-floating interest rate swap executed with a dealer under a back-to-back swap program. This program enables the commercial loan customer to effectively exchange variable-rate interest payments under their existing obligations for payments based upon a fixed-rate interest, while simultaneously transferring the risk of a fixed rate from the Company to another third party.

Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance consisting of the cumulative effect of the provision for loan losses, less loans charged off, plus any amounts recovered on loans previously charged off.  The provision for loan losses is the amount necessary, in management’s judgment, to maintain the allowance for loan losses at a level it believes sufficient to cover incurred losses in the collection of the Company’s loans.  Loans are charged against the allowance when, in management’s opinion, they are deemed wholly or partially uncollectible.  Recoveries of loans previously charged off are credited to the allowance when realized.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

The allowance consists of specific, general, and unallocated components.  The specific component relates to loans that are determined to be impaired, and therefore, are individually evaluated for impairment.  For those loans, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component relates to groups of homogeneous loans not designated for a specific allowance that are collectively evaluated for impairment.  The unallocated component covers uncertainties that could affect management’s estimate of probable losses.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical loss experience, risk characteristics of the various categories of loans, adverse situations affecting individual loans, loan risk grades, estimated value of any underlying collateral, input by regulators, and prevailing economic conditions.  Further adjustments to the allowance for loan losses may be necessary based on changes in economic and real estate market conditions, further information regarding known problem loans, results of regulatory examinations, the identification of additional problem loans, and other factors.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as the borrower’s financial condition changes.

Impaired Loans.    A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Certain loans are individually evaluated for impairment in accordance with the Company’s ongoing loan review procedures.  Impaired loans are measured at the present value of their expected future cash flows by discounting those cash flows at the loan’s effective interest rate or at the loan’s observable market price. The difference between this discounted amount and the loan balance is recorded as an allowance for loan losses.  For collateral dependent impaired loans, impairment is measured based upon the estimated fair value of the underlying collateral.  The Company will reduce the carrying value of the loan to the estimated fair value of the collateral less estimated selling costs through a charge off to the allowance for loan losses.  The Company’s policy is to charge off impaired loans at the time of foreclosure, repossession, or liquidation or at such time any portion of the loan is deemed to be uncollectible and in no case later than 180 days in nonaccrual status.  Once a loan is considered impaired, it continues to be considered impaired until the collection of all contractual interest and principal is considered probable or the balance is charged off.  Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, government rules or policies, and natural disasters.  While our policy is to obtain updated appraisals on a periodic basis, there are no assurances that we may be able to realize the amount indicated in the appraisal upon disposition of the underlying property.

Nonaccrual and Past Due Loans.  Loans are placed in nonaccrual status when the collection of principal or interest becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever occurs first.  When loans are placed in nonaccrual status, interest receivable is reversed against interest income recognized in the current year.  Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of some or all of the contractual principal amount.  Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collection of principal and interest is no longer considered doubtful.

Modifications.  A restructured or modified loan results in a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the creditor grants a concession.  TDRs are included in impaired loans and can be in accrual or nonaccrual status.  Those in nonaccrual status are returned to accrual status after a period (generally at least six months) of performance under which the borrower demonstrates the ability and willingness to repay the loan.

Premises and Equipment.  Land is reported at cost, while premises and equipment are reported at cost less accumulated depreciation and amortization.  Depreciation is calculated using the method that is most appropriate for the particular class but we generally use the straight-line method over the estimated useful lives of the related assets, which range from three years for equipment to 50 years for buildings.  Leasehold improvements are capitalized and depreciated on a straight-line basis over the life of the initial lease or the life of the asset, whichever is shorter.  Routine holding costs are charged to expense as incurred, while significant improvements are capitalized.  See also

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Note 8 Premises, Equipment and Leases, of the Notes to Consolidated Financial Statements, for discussion on transfers of closed branches to foreclosed real estate during 2013.

Long-Lived Assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Other Real Estate Owned and Repossessed Assets.  Other real estate owned and repossessed assets include real estate acquired in the settlement of loans and other repossessed collateral and is initially recorded at the lower of the recorded loan balance or estimated fair value less estimated disposal costs.  At foreclosure, any excess of the loan balance over the fair value of the property is charged to the allowance for loan losses.  Subsequently, if there is an indicated decline in the estimated fair value of the property, an impairment is recognized through a loss on other real estate owned and repossessed assets with an offsetting allowance for losses on foreclosed assets which reduces the carrying value of individual properties. The allowance is only reduced for charge-offs once the property is sold. Costs to bring a property to salable condition are capitalized up to the fair value of the property less selling costs while costs to maintain a property in salable condition are expensed as incurred. Losses on subsequent impairments recognized and gains and losses upon disposition of other real estate owned are recognized in losses on other real estate owned and repossessed assets within noninterest income.  As indicated above, real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, government rules or policies, and natural disasters.  While our policy is to obtain updated appraisals on a periodic basis, there are no assurances that we may be able to realize the amount indicated in the appraisal upon disposition of the underlying property.

Intangible Assets.  Acquired intangible assets are recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged.  Intangible assets with an indefinite life are subject to impairment testing at least annually or more often if events or circumstances suggest potential impairment.  Other acquired intangible assets determined to have a finite life are amortized over their estimated useful life in a manner that best reflects the economic benefits of the intangible asset.  Intangible assets with a finite life are reviewed for impairment if conditions suggest the carrying amount is not recoverable.

Bank-Owned Life Insurance.  The Company purchased split-dollar life insurance policies on the lives of a limited number of officers, some of whom are no longer employees. The policies are recorded as an asset at the cash surrender value of the policies.  Increases or decreases in the cash surrender value, other than proceeds from death benefits, are recorded as income from bank-owned life insurance in noninterest income.  Proceeds from death benefits first reduce the cash surrender value attributable to the individual policy and then any additional proceeds are recorded as noninterest income.  The Company has accrued the present value of the expected cost of maintaining these policies over the expected life of the officers/employees.

Off-Balance Sheet Credit Exposures.  The Company, in the normal course of business to meet the financing needs of its customers, is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk that have not been fully recognized in the consolidated balance sheets. The contract amount of these instruments reflects the extent of the Company’s involvement or “credit risk.”  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Revenue Recognition.  Revenue earned on interest-earning assets is recognized based on the effective yield of the financial instrument; refer to the discussion above under the caption “Nonaccrual and Past Due Loans” for the Company’s accounting policy for the suspension of interest revenue recognition.  Service charges on deposit accounts are recognized as charged.  Credit-related fees, including letter of credit fees, are recognized in interest income when earned.

Advertising Costs.  Advertising costs are expensed as incurred.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Share-Based Compensation.  The fair value of stock options is estimated at the date of grant using a lattice option pricing model.  Grants of restricted stock awards and/or units are valued based on closing market price of the Company’s stock on the day of grant.  Stock options and restricted stock granted with pro-rata vesting schedules are expensed over the vesting period on a straight-line basis.  The Company’s policy is to use authorized and unissued common shares to satisfy all share-based awards when the terms of the award provide that it will be equity settled at the Company’s election.  All of the Company’s share-based awards are equity-classified.

Income Taxes.  Deferred income tax assets and liabilities are determined using the balance sheet method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

A deferred tax liability is recognized for all temporary differences that will result in future taxable income; a deferred tax asset is recognized for all temporary differences that will result in future tax deductions, subject to reduction of the asset by a valuation allowance in certain circumstances.  This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized.  The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management’s judgment about the realizability of the deferred tax asset.  Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

The impact of a tax position is recognized in the financial statements if it is probable that position is more likely than not to be sustained by the taxing authority.  Benefits from tax positions are measured at the highest tax benefit that is greater than 50% likely of being realized upon settlement.  To the extent that the final tax outcome of these matters is different from the amounts recorded, the differences (both favorably and unfavorably) impact income tax expense in the period in which the determination is made.  The Company recognizes interest and/or penalties related to income tax matters in other expense.

Per Share Data.  Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Hampton Roads Bankshares, Inc. by the number of weighted average common shares outstanding for the period.  Diluted earnings (loss) per share reflects the dilutive effect of stock options using the treasury stock method.  For the years ended 2012 and 2011, all options were anti-dilutive since the Company had a net loss attributable to Hampton Roads Bankshares, Inc.

Comprehensive Income (Loss).  Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income or loss.  Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet.  Such items, along with the operating net income or loss, are components of comprehensive income or loss.

Reclassification.  Certain 2011 and 2012 amounts have been reclassified to conform to the 2013 presentation.  In 2011 the Company reclassified its segment footnote to separate the “bank” category into “BOHR” and “Shore” as they are considered separate entities.  The insurance (for the applicable years), brokerage, and holding company information was combined into “Other.”  Additionally, all relevant items were restated to give retroactive effect for the 1 for 25 shares reverse stock split that occurred on April 27, 2011.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, that requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented, with some exceptions, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  This update is effective for years and interim periods within those years beginning after December 15, 2013.  Early adoption is permitted.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  This update was required to be applied prospectively for reporting periods beginning after December 15, 2012.  The adoption of the new guidance resulted in additional disclosures within the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities that clarifies the intended scope of the disclosures required by ASU 2011-11, Disclosures About Offsetting Assets and Liabilities that facilitates comparison between GAAP and International Financial Reporting Standards by requiring companies to provide enhanced disclosures for financial instruments and derivative instruments to enable users to evaluate the effect or potential effect of netting arrangements.  This update was required to be applied retrospectively for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

(2)	Regulatory Matters

Effective June 9, 2010, the Company and its banking subsidiary, BOHR, entered into a written agreement (herein called the “Written Agreement”) with the FRB and the Bureau of Financial Institutions of the Virginia State Corporation Commission (“Bureau of Financial Institutions”).  The Written Agreement was terminated on February 20, 2014 and the Company and BHR are no longer subject to its terms and conditions. The FRB and Bureau of Financial Institutions retain supervisory oversight following termination and have the ability to institute informal measures that could impose restrictions on the business activities of the company and its subsidiaries. The Company’s other banking subsidiary, Shore, was not a party to the Written Agreement.

Written Agreement

Under the terms of the Written Agreement, BOHR agreed to develop and submit for approval, within the time periods specified, plans to (a) strengthen board oversight of management and BOHR’s operations, (b) strengthen credit risk management policies, (c) improve BOHR’s position with respect to loans, relationships, or other assets in excess of $2.5 million that were past due more than 90 days, were on BOHR’s problem loan list, or adversely classified in any report of examination of BOHR, (d) review and revise, as appropriate, policy and maintain sound processes for determining, documenting, and recording an adequate allowance for loan losses, (e) improve management of BOHR’s liquidity position and funds management policies, (f) provide contingency planning that accounts for adverse scenarios and identifies and quantifies available sources of liquidity for each scenario, (g) reduce BOHR’s reliance on brokered deposits, and (h) improve BOHR’s earnings and overall condition.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

In addition, BOHR  agreed that it would (a) not extend, renew, or restructure any credit that has been criticized by the FRB or the Bureau of Financial Institutions absent prior board of directors approval in accordance with the restrictions in the Written Agreement, (b) eliminate all assets or portions of assets classified as “loss,” and therefore, charge off all assets classified as “loss” in a federal or state report of examination, unless otherwise approved by the FRB, (c) comply with legal and regulatory limitations on indemnification payments and severance payments, and (d) appoint a committee to monitor compliance with the terms of the Written Agreement.

The Company also agreed that it would (a) not make any other form of payment representing a reduction in BOHR’s capital or make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities absent prior regulatory approval, (b) take all necessary steps to correct certain technical violations of law and regulation cited by the FRB, (c) comply with legal and regulatory limitations on indemnification payments and severance payments, and (d) appoint a committee to monitor compliance with the terms of the Written Agreement.

Under the terms of the Written Agreement, both the Company and BOHR agreed to submit capital plans to maintain sufficient capital at the Company, on a consolidated basis, and to refrain from declaring or paying dividends absent prior regulatory approval.

(3)	Correction of Immaterial Error

Following the purchase of Gateway Financial Holdings, Inc. on December 31, 2008, the Company began amortizing a purchase accounting adjustment related to the acquired amounts of its Trust Preferred Securities on a straight-line method basis.  The Company identified this error beginning in 2012 and began amortizing the remaining purchase accounting adjustment using the effective-interest method, which is the preferred method under GAAP if the effect of using a different method would be material to the financial statements.  Accordingly, the use of the straight-line method in years prior to 2012 resulted in an immaterial overstatement of the Company’s net loss from operations and borrowings related to the Trust Preferred Securities.

Management evaluated the materiality of this error quantitatively and qualitatively and has concluded that it was not material to any prior period annual and quarterly financial statements.  However, because the adjustment to correct the cumulative error in 2013 would have had a material effect on the 2013 financial statements, the Company has revised its previously reported financial statements for certain annual periods herein to reflect the impact of the immaterial errors that have been corrected.

The following table sets forth the effect this correction had on the Company’s prior period reported financial statements.

(in thousands)	2009			2010			2011
	As		As	As		As	As		As
Statement of	Reported	Adjustment	Adjusted	Reported	Adjustment	Adjusted	Reported	Adjustment	Adjusted
Operations
Interest expense	$44,294	$(361)	$43,933	$46,240	$(1,017)	$45,223	$29,324	$(1,068)	$28,256

Net loss	(201,450)	361	(201,089)	(210,356)	1,017	(209,339)	(98,002)	1,068	(96,934)

Balance Sheet
Other borrowings	49,254	(361)	48,893	49,853	(1,378)	48,475	40,617	(2,446)	38,171
Net effect in
shareholders' equity	125,013	361	125,374	190,795	1,378	192,173	113,668	2,446	116,114

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

(4)	Earnings Per Share

The following table shows the basic and diluted earnings (loss) per share calculations for the years ended December 31, 2013, 2012, and 2011.

(in thousands, except share and per share data)	December 31, 2013	December 31, 2012	December 31, 2011
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$4,076	$(25,091)	$(97,546)
Shares:
Weighted average number
of common shares outstanding	170,371,336	87,837,369	33,984,795
Dilutive stock awards and warrants	699,401	-	-
Diluted weighted average number of
common shares outstanding	171,070,737	87,837,369	33,984,795
Basic income (loss) per share	$0.02	$(0.29)	$(2.87)
Diluted income (loss) per share	$0.02	$(0.29)	$(2.87)

The Company issued a ten-year warrant to purchase 757,633 common shares at an exercise price of $0.70 per share (see Note 13, The Amended TARP).  These shares were not included in the computation of diluted earnings per share as the effect was anti-dilutive for the years ended December 31, 2012 and 2011 as presented in the table above.  Additionally, for the years ended December 31, 2013, 2012, and 2011, the number of anti-dilutive awards excluded from the diluted earnings per share calculation was 24 thousand, 27 thousand, and 31 thousand shares, respectively, consisting of out-of-the-money stock options.

(5)	Capital Raise

During 2012 the Company closed on a capital raise (the “Capital Raise”), which resulted in $95.0 million in gross proceeds for which the Company issued, in the aggregate, 135,717,307 shares of Common Stock at a price of $0.70 per share.  The Capital Raise was comprised of three components (i) a private placement, (ii) a rights offering, and (iii) a standby purchase of shares not purchased in the rights offering.

In connection with the first component of the Capital Raise, on May 21, 2012, the Company entered into a standby purchase agreement (the “Standby Purchase Agreement”) with the following entities or their affiliates or managed funds:  Anchorage Capital Group, L.L.C. (“Anchorage”), CapGen Capital Group VI LP (“CapGen”), and The Carlyle Group, L.P. (“Carlyle”) (Anchorage, CapGen, and Carlyle together, the “Investors”).  The Standby Purchase Agreement provided for, among other things, the sale of an aggregate of $50.0 million of the Company’s Common Stock at a price of $0.70 per share to the Investors.  On June 27, 2012 the Company closed on the first component of the Capital Raise, the $50.0 million Private Placement (the “Private Placement”), selling a total of 71,429,459 shares of the Company’s Common Stock at a price of $0.70 per share pursuant to the Investors.  In the Private Placement, Anchorage purchased 19,197,431 shares, CapGen purchased 33,710,394 shares, and Carlyle purchased 18,520,757 shares.

In connection with the Private Placement, and as required by the Standby Purchase Agreement, affiliates of the Investors terminated warrants they held to purchase 1,836,302 shares of the Company’s Common Stock at $10.00 per share.  The Investors each received a fee of $1.0 million in cash, for a total payment of $3.0 million, as compensation for performing their respective obligations under the Standby Purchase Agreement in connection with the Private Placement.  Each of the Investors was reimbursed for its fees and expenses.

On September 27, 2012, the Company closed on the second component of the Capital Raise, a public Common Stock rights offering (the “Rights Offering”).  The Company issued 21,000,687 shares of Common Stock, at a price of $0.70 per share, to holders of its Common Stock who elected to participate in the Rights Offering.  Total proceeds from the Rights Offering were $14.7 million.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

In connection with the Rights Offering, the Standby Purchase Agreement provided that the Investors would purchase from the Company, at the subscription price, a portion of the shares, if any, up to an aggregate of 53,518,176 shares, not subscribed for in the Rights Offering (the “Standby Purchase”).  On September 27, 2012, pursuant to the terms of the Standby Purchase Agreement, the Company closed on the third component of the Capital Raise where the Investors purchased a total of 43,287,161 shares of the Company’s Common Stock at $0.70 per share.  Anchorage purchased 16,007,143 shares, CapGen purchased 11,272,875 shares, and Carlyle purchased 16,007,143 shares.  Total proceeds from the Standby Purchase were $30.3 million.

The Capital Raise resulted in an adjustment to the warrant to purchase Common Stock currently held by the United States Department of the Treasury (the “Treasury”).  The Treasury holds a warrant (the “Treasury Warrant”) that, before the Capital Raise, entitled it to purchase 53,035 shares of Common Stock at an exercise price of $10.00 per share.  As a result of the anti-dilution provisions of the Treasury Warrant, the Capital Raise caused the number of shares purchasable under the Treasury Warrant to be adjusted to 757,633 shares of our Common Stock and the exercise price to purchase such shares to be adjusted to $0.70 per share.

(6)Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale at December 31, 2013 and 2012 were as follows.

	2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. agency securities	$21,500	$573	$75	$21,998
State and municipal securities	525	12	-	537
Corporate bonds	17,212	338	8	17,542
Mortgage-backed securities -
Agency	227,662	2,367	4,184	225,845
Non-agency	8,150	62	32	8,180
Asset-backed securities	50,330	129	588	49,871
Equity securities	970	541	-	1,511
Total investment securities
available for sale	$326,349	$4,022	$4,887	$325,484

	2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. agency securities	$31,522	$1,477	$11	$32,988
State and municipal securities	527	104	-	631
Corporate bonds	2,864	89	-	2,953
Mortgage-backed securities -
Agency	202,024	5,431	261	207,194
Non-agency	30,703	432	485	30,650
Asset-backed securities	1,458	44	-	1,502
Equity securities	520	44	27	537
Total investment securities
available for sale	$269,618	$7,621	$784	$276,455

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

For the year ended December 31, 2013, proceeds from sales of investment securities available for sale were $39.1 million and resulted in net realized gains of $781 thousand.  Proceeds from sales of available-for-sale securities totaled $87.5 million and resulted in net realized gains of $627 thousand for the year ended December 31, 2012.  Proceeds from sales of investment securities available for sale were $69.9 million and resulted in net realized gains of $1.5 million for the year ended December 31, 2011.

Unrealized losses

The following tables reflect the fair values and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012.

	2013
(in thousands)	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. agency securities	$5,793	$75	$-	$-	$5,793	$75
Corporate bonds	3,706	8	-	-	3,706	8
Mortgage-backed securities -
Agency	118,921	3,946	3,221	238	122,142	4,184
Non-agency	2,127	32	-	-	2,127	32
Asset-backed securities	36,244	588	-	-	36,244	588
	$166,791	$4,649	$3,221	$238	$170,012	$4,887

	2012
(in thousands)	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. agency securities	$3,989	$11	$-	$-	$3,989	$11
Mortgage-backed securities -
Agency	16,957	261	-	-	16,957	261
Non-agency	13,149	485	-	-	13,149	485
Equity securities	66	12	40	15	106	27
	$34,161	$769	$40	$15	$34,201	$784

Debt securities with unrealized losses totaling $4.9 million at December 31, 2013 included two U.S. agency securities, two corporate securities, fifty-five mortgage-backed agency securities, seven mortgage-backed non-agency securities, and twenty asset-backed securities, compared with unrealized losses totaling $757 thousand at December 31, 2012, which included two U.S. agency securities, seven mortgage-backed agency securities, and twelve mortgage-backed non-agency securities.  The severity and duration of this unrealized loss is expected to fluctuate with market interest rates.

The Company’s unrealized losses on equity securities were caused by what management deems to be transitory fluctuations in market valuation.  At December 31, 2013, none of the equity securities experienced an unrealized loss compared with five equity securities with unrealized losses totaling $27 thousand at December 31, 2012.

Other-than-temporary impairment (“OTTI”)

During 2013 and 2012, no securities were determined to be other-than-temporarily impaired and no impairment losses were recognized through noninterest income.  During 2011, equity securities with a cost basis of $586 thousand were determined to be other-than-temporarily impaired.  Impairment losses of $401 thousand were

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

recognized through noninterest income during 2011.  No additional amount was included in accumulated other comprehensive income in the equity section of the balance sheet for these securities as of December 31, 2013.

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

A rollforward of the cumulative OTTI losses recognized in earnings for all equity securities for years ended December 31, 2013 and 2012 is as follows.

(in thousands)	Balance
Balance, December 31, 2011	$1,120
Less: Realized gains for securities sales	(233)
Add: Loss where impairment was not previously recognized	-
Add: Loss where impairment was previously recognized	-
Balance, December 31, 2012	887
Less: Realized gains for securities sales	-
Add: Loss where impairment was not previously recognized	-
Add: Loss where impairment was previously recognized	-
Balance, December 31, 2013	$887

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Maturities of investment securities

The amortized cost and fair value by contractual maturity of investment securities available for sale that are not determined to be other-than-temporarily impaired at December 31, 2013 and 2012 are shown below.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed and asset-backed securities, which are not due at a single maturity date, and equity securities, which do not have contractual maturities, are shown separately.

	2013		2012
	Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$998	$1,024
Due after one year
but less than five years	13,187	13,440	5,196	5,359
Due after five years
but less than ten years	9,311	9,659	9,372	9,759
Due after ten years	16,739	16,978	19,347	20,430
Mortgage-backed securities -
Agency	227,662	225,845	202,024	207,194
Non-agency	8,150	8,180	30,703	30,650
Asset-backed securities	50,330	49,871	1,458	1,502
Equity securities	970	1,511	520	537
Total available-for-sale securities	$326,349	$325,484	$269,618	$276,455

Federal Home Loan Bank (“FHLB”)

The Company’s investment in FHLB stock totaled $11.1 million at December 31, 2013.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security because it is required to be held in order to access FHLB advances (i.e. borrowings).  It is carried at cost as there is no active market or exchange for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2013, and no impairment has been recognized.

Federal Reserve Bank (“FRB”) and Other Restricted Stock

The Company’s investment in FRB and other restricted stock totaled $6.2 million at December 31, 2013.  FRB stock comprises the majority of this amount and is generally viewed as a long-term investment and as a restricted investment security as it is required to be held to effect membership in the Federal Reserve System.  It is carried at cost as there is not an active market or exchange for the stock other than the FRB or member institutions.  The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2013, and no impairment has been recognized.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Pledged securities

Investment securities at fair value that were pledged to secure deposits or outstanding borrowings or were pledged to secure potential future borrowings at December 31, 2013 and 2012 were as follows.

(in thousands)	2013	2012
Public deposits	$34,728	$21,676
Federal Home Loan Bank borrowings	64,883	90,054
Federal Reserve Bank borrowings	417	856
Repurchase agreements	-	12,140
Housing and Urban Development	-	245
Other	14,910	1,283
	$114,938	$126,254

(7)Loans and Allowance for Loan Losses

The Company offers a full range of commercial, real estate, and consumer loans described in further detail below.  Our loan portfolio is comprised of the following categories:  commercial and industrial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment.  Our primary lending objective is to meet business and consumer needs in our market areas while maintaining our standards of profitability and credit quality and enhancing client relationships.  All lending decisions are based upon a thorough evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan.  With few exceptions, personal guarantees are required on all loans.

Commercial and industrial loans.  We make commercial and industrial loans to qualified businesses in our market areas.  Commercial and industrial loans are loans to businesses that are typically not collateralized by real estate.  Generally, the purpose of commercial and industrial loans is for the financing of accounts receivable, inventory, or equipment and machinery.  Repayment of commercial and industrial loans may be more substantially dependent upon the success of the business itself, and therefore, must be monitored more frequently.  In order to reduce our risk, the Banks require regular updates of the business’ financial condition, as well as that of the guarantors, and regularly monitor accounts receivable and payable of such businesses when deemed necessary.

Construction loans.  Although we currently make new loans to finance construction and land development only on a limited basis, a significant amount of our portfolio contains such loans.  We historically made construction loans to individuals and businesses for the purpose of construction of single family residential properties, multi-family properties, and commercial projects as well as the development of residential neighborhoods and commercial office parks.  The Company has intentionally reduced its exposure to this category of the loan portfolio since 2009.

Real estate - commercial mortgage loans.  We make commercial mortgage loans for the purchase and re-financing of owner-occupied commercial properties as well as non-owner occupied income producing properties.  These loans are secured by various types of commercial real estate including office, retail, warehouse, industrial, storage facilities, and other non-residential types of properties.  Commercial mortgage loans typically have maturities or are callable from one to five years.  Underwriting for commercial mortgages involves an examination of debt service coverage ratios, the borrower’s creditworthiness and past credit history, and the guarantor’s personal financial condition.  Underwriting for non-owner occupied commercial mortgages also involves evaluation of the terms of current leases and financial strength of the tenants.

Real estate - residential mortgage loans.  We offer a wide range of residential mortgage loans through our Banks and our subsidiary, Gateway Bank Mortgage, Inc.  Our residential mortgage loans originated and held by the Banks include first and junior lien mortgage loans, home equity lines of credit, and other term loans secured by first and junior lien mortgages.  Residential mortgage loans have historically been lower risk loans in the Banks’ portfolios due to the ease in which the value of the collateral is ascertained, although the risks involved with these loans has been higher than historical averages due to falling home prices and high unemployment in our markets.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

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

During 2012 and in 2013, the company purchased several portfolios of loans secured by boats totaling $55.7 million that are classified as installment loans.

The total of our loans by segment at December 31, 2013 and 2012 are as follows.

(in thousands)	2013	2012

Commercial and Industrial	$225,492	$267,080
Construction	158,473	206,391
Real estate - commercial mortgage	590,475	530,042
Real estate - residential mortgage	354,035	372,591
Installment	57,623	56,302
Deferred loan fees and related costs	(1,567)	(131)

Total loans	$1,384,531	$1,432,275

Allowance for Loan Losses

The purpose of the allowance for loan losses is to provide for potential losses inherent in our loan portfolio.  Management regularly reviews the loan portfolio to determine whether adjustments are necessary to maintain an allowance for loan losses sufficient to absorb losses.  The allowance consists of specific, general, and unallocated components.  The specific component of our allowance for loan losses relates to loans that are determined to be impaired and, therefore, are individually evaluated for impairment.  The general component relates to loans not designated for a specific allowance and are collectively evaluated for impairment.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.

Loss factors are calculated using quantitative and qualitative data and then are applied to each of the loan segments to determine a reserve level for various subsets of each of the five segments of loans.  While portions of the allowance are attributable to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the years ended December 31, 2013 and 2012 is as follows.

	2013
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$6,253	$15,728	$9,862	$9,953	$887	$5,699	$48,382
Charge-offs	(6,187)	(5,140)	(2,878)	(6,979)	(355)		(21,539)
Recoveries	1,603	2,200	995	2,245	145		7,188
Provision	735	(2,981)	2,156	2,695	(156)	(1,449)	1,000
Ending balance	$2,404	$9,807	$10,135	$7,914	$521	$4,250	$35,031

Ending balance: attributable to
loans individually evaluated
for impairment	$505	$5,108	$4,080	$3,399	$49		$13,141
Recorded investment: loans
individually evaluated for
impairment	$2,981	$13,743	$29,040	$21,556	$238
Ending balance: attributable to
loans collectively evaluated
for impairment	$1,899	$4,699	$6,055	$4,515	$472	$4,250	$21,890
Recorded investment: loans
collectively evaluated for
impairment	$222,511	$144,730	$561,435	$332,479	$57,385

	2012
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$13,605	$24,826	$17,101	$12,060	$2,067	$5,288	$74,947
Charge-offs	(18,489)	(10,965)	(11,462)	(9,033)	(603)		(50,552)
Recoveries	1,140	4,387	2,397	848	221		8,993
Provision	9,997	(2,520)	1,826	6,078	(798)	411	14,994
Ending balance	$6,253	$15,728	$9,862	$9,953	$887	$5,699	$48,382

Ending balance: attributable to
loans individually evaluated
for impairment	$2,005	$5,318	$3,193	$4,112	$155		$14,783
Recorded investment: loans
individually evaluated for
impairment	$23,485	$34,764	$49,374	$32,928	$436
Ending balance: attributable to
loans collectively evaluated
for impairment	$4,248	$10,410	$6,669	$5,841	$732	$5,699	$33,599
Recorded investment: loans
collectively evaluated for
impairment	$243,595	$171,627	$480,668	$339,663	$55,866

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Management believes the allowance for loan losses as of December 31, 2013 is adequate to absorb losses inherent in the portfolio and is directionally consistent with the change in the quality of our loan portfolio.  However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.  Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.

Impaired Loans

A loan is considered impaired when it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement.  Impaired loans are measured based on the present value of payments expected to be received using the historical effective loan rate as the discount rate.  For collateral dependent impaired loans, impairment is measured based upon the fair value of the underlying collateral.  Management considers a loan to be collateral dependent when repayment of the loan is expected solely by the underlying collateral.  The Company’s policy is to charge off collateral dependent impaired loans at the earlier of foreclosure, repossession, or liquidation or at such time any portion of the loan is deemed to be uncollectable and in no case later than 180 days in nonaccrual status.  The Company will reduce the carrying value of the loan to the estimated fair value of the collateral less estimated selling costs through a charge off to the allowance for loan losses.  For loans that are not collateral dependent, impairment is measured using discounted cash flows.  Total impaired loans were $67.6 million and $141.0 million at December 31, 2013 and 2012, respectively.  Collateral dependent impaired loans were $61.9 million and $135.4 million at December 31, 2013 and 2012, respectively, and therefore, measured based upon the fair value of the underlying collateral.

Impaired loans for which no allowance is provided totaled $34.7 million and $84.8 million at December 31, 2013 and 2012.  Loans written down to their estimated fair value of collateral less the costs to sell account for $9.4  million and $54.0  million of the impaired loans for which no allowance has been provided as of December 31, 2013 and 2012, respectively, and the weighted average age of appraisals for these loans is 0.73 years at December 31, 2013.  The remaining impaired loans for which no allowance is provided are expected to be fully covered by the fair value of the collateral, and therefore, no loss is expected on these loans.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

The following charts show recorded investment, unpaid balance, and related allowance for December 31, 2013 and 2012 and average investment and interest recognized for impaired loans by major segment and class for each of the years ended December 31, 2013, 2012, and 2011.  Certain amounts within the real estate – residential mortgage segment in the prior period have been reclassified between classes due to the improper description assigned to these loans.  These reclassifications did not have a material impact on our allowance for loan losses in any period presented.

	2013
	Recorded	Unpaid	Related	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$2,049	$3,108	$-	$2,334	$20
Construction
1-4 family residential
construction	-	-	-	-	-
Commercial construction	6,437	9,398	-	9,301	132
Real estate
Commercial Mortgage
Owner occupied	13,565	14,784	-	14,087	274
Non-owner occupied	2,998	5,767	-	3,152	63
Residential Mortgage
Secured by 1-4 family
1st lien	7,931	9,372	-	8,953	106
Junior lien	1,598	2,805	-	1,824	12
Installment	80	175	-	62	-
	$34,658	$45,409	$-	$39,713	$607
With an allowance recorded:
Commercial & Industrial	$932	$932	$505	$1,689	$-
Construction
1-4 family residential
construction	-	-	-	-	-
Commercial construction	7,306	7,305	5,108	7,417	71
Real estate
Commercial Mortgage
Owner occupied	6,868	6,945	849	7,001	239
Non-owner occupied	5,609	5,627	3,231	5,672	-
Residential Mortgage
Secured by 1-4 family
1st lien	9,695	9,779	2,221	9,872	166
Junior lien	2,332	2,332	1,178	2,352	22
Installment	158	295	49	165	6
	$32,900	$33,215	$13,141	$34,168	$504
Total:
Commercial & Industrial	$2,981	$4,040	$505	$4,023	$20
Construction	13,743	16,703	5,108	16,718	203
Real estate
Commercial mortgage	29,040	33,123	4,080	29,912	576
Residential mortgage	21,556	24,288	3,399	23,001	306
Installment	238	470	49	227	6
Total	$67,558	$78,624	$13,141	$73,881	$1,111

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

	2012					2011
	Recorded	Unpaid	Related	Average	Interest	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$20,388	$28,576	$-	$21,860	$18	$30,249	$1,491
Construction
1-4 family residential
construction	2,328	2,925	-	2,342	-	3,890	-
Commercial construction	17,739	42,591	-	19,281	4	35,229	187
Real estate
Commercial Mortgage
Owner occupied	21,277	26,246	-	19,163	323	18,213	380
Non-owner occupied	7,639	17,426	-	7,830	156	11,716	305
Residential Mortgage
Secured by 1-4 family
1st lien	10,818	13,746	-	8,686	3	14,238	131
Junior lien	4,354	7,817	-	7,569	24	4,709	3
Installment	220	469	-	221	6	250	-
	$84,763	$139,796	$-	$86,952	$534	$118,494	$2,497
With an allowance recorded:
Commercial & Industrial	$3,097	$3,103	$2,005	$3,247	$39	$10,476	$34
Construction
1-4 family residential
construction	-	-	-	-	-	6,722	237
Commercial construction	14,697	16,418	5,318	16,247	233	28,833	168
Real estate
Commercial Mortgage
Owner occupied	13,961	13,998	2,417	15,531	318	27,679	824
Non-owner occupied	6,497	6,497	776	6,516	260	4,432	-
Residential Mortgage
Secured by 1-4 family
1st lien	14,918	15,127	2,964	14,195	544	18,756	767
Junior lien	2,838	2,854	1,148	3,927	140	2,150	10
Installment	216	217	155	217	5	54	-
	$56,224	$58,214	$14,783	$59,880	$1,539	$99,102	$2,040
Total:
Commercial & Industrial	$23,485	$31,679	$2,005	$25,107	$57	$40,725	$1,525
Construction	34,764	61,934	5,318	37,870	237	74,674	592
Real estate
Commercial mortgage	49,374	64,167	3,193	49,040	1,057	62,040	1,509
Residential mortgage	32,928	39,544	4,112	34,377	711	39,853	911
Installment	436	686	155	438	11	304	-
Total	$140,987	$198,010	$14,783	$146,832	$2,073	$217,596	$4,537

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Non-performing Assets

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and other real estate owned and repossessed assets.  Total non-performing assets were $76.5 million or 3.9% of total assets at December 31, 2013 compared with $130.7 million or 6.4% of total assets at December 31, 2012.  Non-performing assets as of December 31, 2013 and 2012 were as follows.

(in thousands)	2013	2012
Loans 90 days past due and still accruing interest	$-	$1,024
Nonaccrual loans, including nonaccrual impaired loans	39,854	97,411
Other real estate owned and repossessed assets	36,665	32,215
Non-performing assets	$76,519	$130,650

Nonaccrual and Past Due Loans

The Company generally places loans on nonaccrual status when the collection of contractually owed principal or interest becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever comes first.  When loans are placed on nonaccrual status, interest receivable is reversed against interest income recognized in the current year, and any prior year unpaid interest is charged off against the allowance for loan losses.  Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal.  Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collection of principal or interest is no longer doubtful.  A reconciliation of non-performing loans to impaired loans for the years ended December 31, 2013 and 2012 is as follows.

(in thousands)	2013	2012
Loans 90 days past due and still accruing interest	$-	$1,024
Nonaccrual loans, including nonaccrual impaired loans	39,854	97,411
Total non-performing loans	39,854	98,435
TDRs on accrual	23,282	16,945
Impaired loans on accrual	4,422	25,607
Total impaired loans	$67,558	$140,987

Nonaccrual loans were $39.9 million at December 31, 2013 compared to $97.4 million at December 31, 2012.  If income on nonaccrual loans had been recorded under original terms, $2.0 million, $6.7 million, and $29.7 million of additional interest income would have been recorded in 2013 2012, and 2011, respectively.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

The following table provides a rollforward of nonaccrual loans for the years ended December 31, 2013 and 2012.

			Real Estate
(in thousands)	Commercial & Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Total
Balance at December 31, 2011	$17,097	$59,008	$32,326	$24,522	$208	$133,161
Transfers in	31,566	13,950	28,534	22,140	736	96,926
Transfers to OREO	(2,442)	(9,603)	(7,318)	(5,952)	(59)	(25,374)
Charge-offs	(18,489)	(10,965)	(11,462)	(9,033)	(603)	(50,552)
Payments	(4,303)	(17,607)	(14,770)	(6,366)	(27)	(43,073)
Return to accrual	(8)	(7,566)	(1,999)	(4,104)	-	(13,677)
Loan type reclassification	(1,009)	1,288	(279)	-	-	-
Balance at December 31, 2012	$22,412	$28,505	$25,032	$21,207	$255	$97,411
Transfers in	2,003	10,911	13,964	12,313	320	39,511
Transfers to OREO	(8,405)	(4,309)	(3,783)	(8,514)	(3)	(25,014)
Charge-offs	(6,187)	(5,140)	(2,878)	(6,979)	(355)	(21,539)
Payments	(8,131)	(17,728)	(10,696)	(3,528)	(68)	(40,151)
Return to accrual	(7)	(1,961)	(7,561)	(820)	(15)	(10,364)
Loan type reclassification	1,109	336	(1,445)	-	-	-
Balance at December 31, 2013	$2,794	$10,614	$12,633	$13,679	$134	$39,854

Age Analysis of Past Due Loans

An age analysis of past due loans as of December 31, 2013 and 2012 is as follows.

	2013
							90 Days or
							More Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due and
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial & Industrial	$317	$-	$2,794	$3,111	$222,381	$225,492	$-
Construction
1-4 family residential
construction	298	-	-	298	17,879	18,177	-
Commercial construction	1,031	132	10,614	11,777	128,519	140,296	-
Real estate
Commercial Mortgage
Owner occupied	1,961	360	4,932	7,253	266,661	273,914	-
Non-owner occupied	200	517	7,701	8,418	308,143	316,561	-
Residential Mortgage
Secured by 1-4 family
1st lien	2,983	237	10,877	14,097	209,564	223,661	-
Junior lien	367	2	2,802	3,171	127,203	130,374	-
Installment	1	-	134	135	57,488	57,623	-
Deferred loan fees
and related costs	-	-	-	-	(1,567)	(1,567)	-
Total	$7,158	$1,248	$39,854	$48,260	$1,336,271	$1,384,531	$-

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

	2012
							90 Days or
							More Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due and
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial & Industrial	$402	$141	$23,436	$23,979	$243,101	$267,080	$1,024
Construction
1-4 family residential
construction	-	-	2,328	2,328	15,181	17,509	-
Commercial construction	973	780	26,177	27,930	160,952	188,882	-
Real estate
Commercial Mortgage
Owner occupied	1,882	87	19,920	21,889	269,863	291,752	-
Non-owner occupied	50	-	5,112	5,162	233,128	238,290	-
Residential Mortgage
Secured by 1-4 family
1st lien	3,098	3,394	15,918	22,410	202,641	225,051	-
Junior lien	527	421	5,289	6,237	141,303	147,540	-
Installment	3	11	255	269	56,033	56,302	-
Deferred loan fees
and related costs	-	-	-	-	(131)	(131)	-
Total	$6,935	$4,834	$98,435	$110,204	$1,322,071	$1,432,275	$1,024

Credit Quality

As a result of the deteriorating economy during “The Great Recession”, problem loans and non-performing loans rose and led to significant increases to the allowance for loan losses and related provision expense.  During the past several years, the Company had a significant reduction in problem loans and continued declines in loans outstanding, which was partially due to significant charge-offs recorded, and, as a result, we decreased the provision for loan losses significantly.

Management regularly reviews the loan portfolio to determine whether adjustments to the allowance are necessary. The review takes into consideration changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and review of current economic conditions that may affect the borrower’s ability to repay.  In addition to the review of credit quality through ongoing credit review processes, management performs a comprehensive allowance analysis at least quarterly.  This analysis includes specific allowances for individual loans; general allowance for loan pools that factor in our historical loan loss experience, loan portfolio growth and trends, and economic conditions; and unallocated allowances predicated upon both internal and external factors.

The internal rating system is a series of grades reflecting management’s risk assessment, based on its analysis of the borrower’s financial condition.  The “pass” category consists of a range of loan grades that reflect increasing, though still acceptable, risk.  Movement of risk through the various grade levels in the “pass” category is monitored for early identification of credit deterioration.  The “special mention” rating is attached to loans where the borrower exhibits material negative financial trends due to company specific or systematic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations and the borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation.  It is a transitional grade that is closely monitored for improvement or deterioration.  The “substandard” rating is applied to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists.  Loans are placed in “nonaccrual” status when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

The following tables provide information on December 31, 2013 and 2012 about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator.

	2013
		Special		Nonaccrual
(in thousands)	Pass	Mention	Substandard	Loans	Total
Commercial & Industrial	$202,490	$17,371	$2,837	$2,794	$225,492
Construction
1-4 family residential
construction	17,288	277	612	-	18,177
Commercial construction	87,237	39,298	3,147	10,614	140,296
Real estate
Commercial Mortgage
Owner occupied	224,261	31,615	13,106	4,932	273,914
Non-owner occupied	278,124	23,924	6,812	7,701	316,561
Residential Mortgage
Secured by 1-4 family
1st lien	177,649	26,695	8,440	10,877	223,661
Junior lien	120,143	4,790	2,639	2,802	130,374
Installment	56,289	1,096	104	134	57,623
Deferred loan fees
and related costs	(1,567)	-	-	-	(1,567)
Total	$1,161,914	$145,066	$37,697	$39,854	$1,384,531

	2012
		Special		Nonaccrual
(in thousands)	Pass	Mention	Substandard	Loans	Total
Commercial & Industrial	$228,441	$8,560	$7,667	$22,412	$267,080
Construction
1-4 family residential
construction	12,613	1,294	1,274	2,328	17,509
Commercial construction	98,084	25,513	39,108	26,177	188,882
Real estate
Commercial Mortgage
Owner occupied	212,589	39,003	20,240	19,920	291,752
Non-owner occupied	181,728	39,622	11,828	5,112	238,290
Residential Mortgage
Secured by 1-4 family
1st lien	167,068	22,433	19,632	15,918	225,051
Junior lien	132,248	5,656	4,347	5,289	147,540
Installment	49,975	1,202	4,870	255	56,302
Deferred loan fees
and related costs	(131)	-	-	-	(131)
Total	$1,082,615	$143,283	$108,966	$97,411	$1,432,275

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Modifications

All restructured loans are not necessarily considered TDRs.  A restructured loan results in a TDR when two conditions are present 1) a borrower is experiencing financial difficulty and 2) a creditor grants a concession, such as offering an interest rate less than the current market interest rate for the remaining original life of the debt, extension of maturity date and/or dates at a stated interest rate lower than the current market rate for new debt with similar risk, reduction of face amount or maturity amount of the debt as stated in the instrument or other agreement, or reduction of accrued interest.  A concession may also include a transfer from the debtor to the creditor of receivables from third parties, real estate, or other assets to satisfy fully or partially a debt or an issuance or other granting of an equity interest to the creditor by the debtor to satisfy fully or partially a debt unless the equity interest is granted pursuant to existing terms for converting the debt into an equity interest.  Additionally, it is necessary for the Company to expect to collect all amounts due.

As of December 31, 2013 and 2012, loans classified as TDRs were $31.0 million and $35.7 million, respectively.  All of these were included in the impaired loan disclosure.  The following table shows the loans classified as TDRs by management at December 31, 2013 and 2012.

(in thousands except number of contracts)	December 31, 2013		December 31, 2012
		Recorded		Recorded
Troubled Debt Restructurings	Number of Contracts	Investment	Number of Contracts	Investment
Commercial & Industrial	2	$180	6	$982
Construction
1-4 family residential construction	-	-	1	1,582
Commercial construction	14	8,192	17	9,697
Real estate
Commercial Mortgage
Owner occupied	14	15,466	12	11,118
Non-owner occupied	1	272	4	7,001
Residential Mortgage
Secured by 1-4 family, 1st lien	14	6,561	24	5,093
Secured by 1-4 family, junior lien	5	361	1	181
Installment	1	4	-	-
Total	51	$31,036	65	$35,654

Of total TDRs, $23.3 million was accruing and $7.8 million was nonaccruing at December 31, 2013 and $17.9 million was accruing and $17.7 million was nonaccruing at December 31, 2012.  Loans that are on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers whether such loans may return to accrual status.  TDRs in nonaccrual status are returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan in accordance with the modified terms.  For the year ended December 31, 2013, $647 thousand of the nonaccrual TDRs were returned to accrual status; $546 thousand of the nonaccrual TDRs were returned to accrual status during the year ended December 31, 2012.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

The following table shows a rollforward of accruing and non-accruing TDRs for the year ended December 31, 2013.

(in thousands)	Accruing	Non-Accruing	Total
Balance at December 31, 2012	$17,931	$17,723	$35,654
Charge-offs	-	(969)	(969)
Payments	(330)	(12,765)	(13,095)
New TDR designation	10,110	4,412	14,522
Release TDR designation	(5,076)	-	(5,076)
Transfer	647	(647)	-
Balance at December 31, 2013	$23,282	$7,754	$31,036

The allowance for loan losses allocated to TDRs was $4.2 million and $1.7 million at December 31, 2013 and 2012, respectively.  The total of TDRs charged off and the allocated portion of allowance for loan losses associated with TDRs charged off were $970 thousand and $632 thousand, respectively, during the year ended December 31, 2013 and $4.1 million and $3.9 million, respectively, during the year ended December 31, 2012.

At a minimum, TDRs are reported as such during the calendar year in which the restructuring or modification takes place.  In subsequent years, troubled debt restructured loans may be removed from this disclosure classification if the loan did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement.  The Company had one commercial construction loan totaling $5.1 million that met these qualifications and, therefore, was removed from TDR status during 2013.

The following table shows a summary of the primary reason and pre- and post-modification outstanding recorded investment for loan modifications that were classified as TDRs during the years ended December 31, 2013,  2012, and 2011.  These tables include modifications made to existing TDRs as well as new modifications that are considered TDRs for the periods presented.  TDRs made with a below market rate that also include a modification of loan structure are included under rate change.

	2013
(in thousands except number of contracts)	Rate			Structure
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial & Industrial	2	$223	$180	-	$-	$-
Construction
1-4 family residential construction	-	-	-	-	-	-
Commercial construction	-	-	-	5	6,098	5,855
Real estate
Commercial Mortgage
Owner occupied	-	-	-	4	6,771	6,572
Non-owner occupied	1	2,010	1,992	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	-	-	-	4	2,130	1,813
Secured by 1-4 family, junior lien	-	-	-	5	369	360
Installment	-	-	-	1	4	4
Total	3	$2,233	$2,172	19	$15,372	$14,604

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

2012
(in thousands except number of contracts)	Rate			Structure
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial & Industrial	2	$902	$890	-	$-	$-
Construction
1-4 family residential construction	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Real estate
Commercial Mortgage
Owner occupied	-	-	-	1	5,300	5,198
Non-owner occupied	-	-	-	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	-	-	-	1	218	218
Secured by 1-4 family, junior lien	-	-	-	-	-	-
Installment	-	-	-	-	-	-
Total	2	$902	$890	2	$5,518	$5,416

	2011
(in thousands except number of contracts)	Rate			Structure
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial & Industrial	-	$-	$-	-	$-	$-
Construction
1-4 family residential construction	-	-	-	-	-	-
Commercial construction	2	572	562	5	1,329	1,354
Real estate
Commercial Mortgage
Owner occupied	-	-	-	4	2,419	2,249
Non-owner occupied	1	4,965	5,076	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	1	316	316	4	1,449	1,417
Secured by 1-4 family, junior lien	-	-	-	-	-	-
Installment	-	-	-	-	-	-
Total	4	$5,853	$5,954	13	$5,197	$5,020

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

The following table shows the balances as of December 31, 2013,  2012, and 2011 for loans modified as TDRs within the previous year and for which there was a payment default during the period.  The Company defines payment default as movement of the TDR to nonaccrual status.

(in thousands except number of contracts)	2013		2012		2011
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment	Contracts	Investment
Commercial & Industrial	-	$-	-	$-	-	$-
Construction
1-4 family residential construction	-	-	-	-	1	1,598
Commercial construction	-	-	6	1,740	-	-
Real estate
Commercial Mortgage
Owner occupied	-	-	-	-	1	3,628
Non-owner occupied	-	-	-	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	-	-	1	650	18	3,006
Secured by 1-4 family, junior lien	-	-	-	-	-	-
Installment	-	-	-	-	-	-
Total	-	$-	7	$2,390	20	$8,232

Loans that are considered TDRs are considered specifically impaired and the primary consideration for measurement of impairment is the present value of the expected cash flows.  However, given the prevalence of real estate secured loans in the Company’s portfolio of troubled assets, the majority of the Company’s TDR loans are ultimately considered collateral-dependent.  As a practical expedient, impairments are, therefore, calculated based upon the estimated fair value of the underlying collateral and observable market prices for the sale of the respective notes are not considered as a basis for impairment for any of the Company’s loans.

In determining the esimated fair value of collateral dependent impaired loans, the Company uses third party appraisals and, if necessary, utilizes a proprietary database of its own historical property appraisals in conjunction with external data and applies a relevant discount derived from analysis of appraisals of similar property type, vintage, and geographic location (for example, in situations where the most recent available appraisal is aged and an updated appraisal has not yet been received).

The Company does not participate in any government or company sponsored TDR programs and holds no corresponding assets.  Rather, loans are individually modified in situations where the Company believes it will minimize the probability of losses to the Company.  Additionally, the Company had no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs at December 31, 2013,  2012, and 2011.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

(8)Premises and Equipment and Lease Commitments

During the first quarter of 2013, the Company recorded a $2.8 million impairment as a result of a decision to consolidate certain branches, including those subject to operating leases.  This consolidation also resulted in an additional $3.4 million decrease in premises and equipment from transferring branch building and land to other real estate owned.    Premises and equipment at December 31, 2013 and 2012 are summarized as follows.

(in thousands)	2013	2012
Land	$23,272	$26,823
Buildings and improvements	48,990	54,846
Leasehold improvements	1,484	2,187
Equipment, furniture, and fixtures	16,523	16,535
Construction in progress	1,202	245
	91,471	100,636
Less accumulated depreciation and amortization	(24,325)	(21,979)
Premises and equipment, net	$67,146	$78,657

Depreciation and amortization of leasehold improvements expense for the years ended December 31, 2013,  2012, and 2011 was $4.4 million, $4.1 million, and $4.5 million, respectively.

The Company leases land and buildings upon which certain of its operating facilities and financial center facilities are located.  These leases expire at various dates through August 31, 2049.

Occupancy expense increased by $1.5 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to accelerated amortization of leasehold improvements at a closed branch and the fair value measurement of the Dominion Tower lease in connection with the move of our headquarters from Norfolk, VA to its current location in Virginia Beach, VA.

Various facilities and equipment are leased under non-cancellable operating leases with initial remaining terms in excess of one year with options for renewal.  In addition to minimum rents, certain leases have escalation clauses and include provisions for additional payments to cover taxes, insurance, and maintenance.  The effects of the scheduled rent increases, which are included in the minimum lease payments, are recognized on a straight-line basis over the lease term.  Rental expense was $3.4 million for 2013 compared to $2.5 million for 2012 and $4.1 million for 2011.

Future minimum lease payments, by year and in the aggregate, under non-cancellable operating leases at December 31, 2013 were as follows.

(in thousands)	Amount
2014	$2,119
2015	1,968
2016	1,882
2017	1,906
2018	1,913
Thereafter	14,855
$24,643

The Company has entered into contracts as lessor for excess office space.  Future minimum lease payments receivable under non-cancellable leasing arrangements at December 31, 2013 were not material.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

(9)Intangible Assets

Intangible assets with an indefinite life are subject to impairment testing at least annually or more often if events or circumstances suggest potential impairment.  Other acquired intangible assets determined to have a finite life are amortized over their estimated useful life in a manner that best reflects the economic benefits of the intangible asset.  Intangible assets with a finite life are reviewed for impairment if conditions suggest the carrying amount is not recoverable.  A summary of intangible assets as of December 31, 2013 and 2012 is as follows.

	2013		2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization
Intangible assets:
Core deposit intangible	$4,756	$3,319	$8,037	$5,635
Employment contract intangible	-	-	95	87
Total intangible assets	$4,756	$3,319	$8,132	$5,722

The weighted-average amortization period for core deposit intangible pertaining to Shore is 8.0 years.  During 2013, the core deposit intangible for BOHR with a gross carrying amount of $3.3 million, and the employment contract intangible for Shore with a gross carrying amount of $95 thousand became fully amortized, and are not included in the 2013 amounts in the table above.

The aggregate amortization expense for intangible assets with finite lives for the year ended December 31, 2013 was $973 thousand compared to $1.3 million in 2012 and $1.8 million for 2011.  The estimated aggregate annual amortization expense for the years subsequent to December 31, 2013 is as follows.

(in thousands)	Amount
2014	$594
2015	594
2016	249
2017	-
Total	$1,437

(10)Other Real Estate Owned and Repossessed Assets

The following table shows a rollforward of other real estate owned and repossessed assets for the year ended December 31, 2013.

(in thousands)	Amount
Balance at December 31, 2012	$32,215
Transfers in (via foreclosure)	28,880
Sales	(20,872)
Gain on sales	356
Impairments	(3,914)
Balance at December 31, 2013	$36,665

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Other real estate owned and repossessed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on these assets as of and for the years ended December 31, 2013, 2012, and 2011 is as follows.

(in thousands)	2013	2012	2011
Balance at beginning of year	$19,100	$20,022	$9,533
Impairments	3,914	14,126	17,196
Charge-offs	(10,238)	(15,048)	(6,707)
Balance at end of year	$12,776	$19,100	$20,022

Expenses applicable to other real estate owned and repossessed assets for the years ended December 31, 2013, 2012, and 2011 include the following.

(in thousands)	2013	2012	2011
(Gains) losses on sale of other real estate owned	$(356)	$8,524	$4,900
Impairments	3,914	14,126	17,196
Operating expenses	1,906	3,098	4,226
Total	$5,464	$25,748	$26,322

(11)Deposits

Deposits are the primary source of funds for use in lending and general business purposes.  Our balance sheet growth is largely determined by the availability of deposits in our markets and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios.  Total deposits at December 31, 2013 were $1.5 billion, a decrease of $94.4 million or 5.8% of the $1.6 billion reported at December 31, 2012.  The decrease is a result of decreases in time deposits less than $100 thousand of $68.9 million, and time deposits $100 thousand or more of $90.6 million, partially offset by an increase in interest-bearing demand deposits of $80.5 million.  Declines in deposits resulted from branch sales and the Company’s strategy of reducing interest rates offered on certificates of deposit in an effort to improve earnings and reduce excess liquidity.

The scheduled maturities of time deposits at December 31, 2013 and 2012 were as follows.

	2013		2012
	Time Deposits	Time Deposits	Time Deposits	Time Deposits
(in thousands)	Less than $100	$100 or More	Less than $100	$100 or More
Maturity of:
3 months or less	$67,352	$53,720	$64,055	$81,606
3 months - 6 months	35,115	21,790	56,166	46,268
6 months - 12 months	71,134	61,320	88,083	83,164
1 year - 2 years	37,514	58,356	82,638	76,695
2 years - 3 years	81,366	58,742	13,697	39,203
3 years - 4 years	24,597	21,365	62,696	31,836
4 years - 5 years	6,085	14,535	24,234	21,608
Over 5 years	1,472	858	2,011	873
	$324,635	$290,686	$393,580	$381,253

Total brokered deposits were $51.3 million and $63.4 million at December 31, 2013 and 2012, respectively.   Of these brokered funds $7.7 million and $9.4 million were interest-bearing demand deposits and the remaining $43.6 million and $54.0 million were time deposits at December 31, 2013 and 2012, respectively.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

(12)Borrowings

As a member of the FHLB, the Company may borrow funds based on criteria established by the FHLB.  The FHLB may call these borrowings prior to maturity if the collateral balance falls below the borrowing level.  The borrowing arrangements with the FHLB could be either short- or long-term depending on our related costs and needs.

Total credit lines with the FHLB and available to the Company were $227.6 million at December 31, 2013.  At December 31, 2013 and 2012, the Company had loans from the FHLB totaling $194.2 million and $195.1 million, respectively.  At December 31, 2013 and 2012, all our FHLB borrowings were long-term.  Interest is payable on a monthly basis until maturity in periods between January 2014 and September 2015.  The carrying value of maturities of FHLB borrowings at December 31, 2013 was as follows.

(in thousands)
Year of Maturity	Amount
2014	$27,516
2015	166,662
$194,178

To promote liquidity and enhance current earnings by way of reduction in interest expense, and after a review of the Company’s current level of assumed interest rate risk, the Company modified certain advances with the FHLB during 2011.  A majority of the Company’s existing fixed-rate advances were restructured as floating rate obligations at a fixed spread to three-month LIBOR with maturities ranging from 2.75 to 4 years.

FHLB borrowings carry a weighted-average interest rate of 0.98% as of December 31, 2013 (including the impact of purchase accounting adjustments).  The FHLB borrowings were collateralized with residential real estate loans, commercial real estate loans, and investment securities.  The principal balance due, excluding acquisition fair value adjustments, of FHLB borrowings in aggregate was $194.2 million at December 31, 2013.

We also possess additional sources of liquidity through a variety of borrowing arrangements.  The Banks also maintain federal funds lines with two regional banking institutions and through the FRB Discount Window.  These available lines totaled approximately $38.9 million and $40.9 million at December 31, 2013 and 2012, respectively.  These lines were not utilized for borrowing purposes at December 31, 2013 or 2012.

Trust Preferred Securities

The Company has four placements of trust preferred securities.  The carrying amount and par amount is as follows:

	Carrying	Par	Interest	Redeemable	Mandatory
(in thousands)	Amount	Amount	Rate	On Or After	Redemption
Gateway Capital Statutory Trust I	$5,351	$8,248	LIBOR + 3.10%	September 17, 2008	September 17, 2033
Gateway Capital Statutory Trust II	4,211	7,217	LIBOR + 2.65%	July 17, 2009	June 17, 2034
Gateway Capital Statutory Trust III	7,292	15,464	LIBOR + 1.50%	May 30, 2011	May 30, 2036
Gateway Capital Statutory Trust IV	12,129	25,774	LIBOR + 1.55%	July 30, 2012	July 30, 2037

LIBOR in the table above refers to three-month LIBOR.  In all four trusts, the trust issuer has invested the total proceeds from the sale of the trust preferred securities in junior subordinated deferrable interest debentures issued by the Company.  The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly.  The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.

In January 2010, the Company exercised its right to defer all quarterly distributions on the trust preferred securities.  Interest payable continues to accrue during the deferral period and interest on the deferred interest also accrues, both of which must be paid at the end of the deferral period and totaled $5.6 million at December 31, 2013.  Prior to the

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

expiration of the deferral period, the Company has the right to further defer interest payments provided that no deferral period, together with all principal deferrals, exceeds 20 consecutive quarters and that no event of default (as defined by the terms of the applicable Trust Preferred Securities) has occurred and is continuing at the time of the deferral.  The Company was not in default with respect to the terms of the Trust Preferred Securities at the time the quarterly payments were deferred and such deferrals did not cause an event of default under the terms of the Trust Preferred Securities.

The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to our senior and subordinated indebtedness.  The aggregate carrying value of these debentures as of December 31, 2013 was $29.0 million.  The difference between the par amounts and the carrying amounts of the debentures is amortized using the interest method as an adjustment to interest expense each period.  Effective interest rates used by the Company as of December 31, 2013 were between 5.61% and 7.09%.

(13)The Amended TARP

On December 31, 2008, as part of the Treasury’s Troubled Asset Relief Program Capital Purchase Program (“TARP CPP”), the Company entered into a Letter Agreement and Securities Purchase Agreement with the Treasury, pursuant to which the Company sold 80,347 shares of our Fixed-Rate Cumulative Perpetual Preferred Stock, Series C, no par value per share, having a liquidation preference of $1,000 per share (the “Series C Preferred”)  and a warrant (the “Warrant”) to purchase 53,035 shares of our Common Stock at an initial exercise price of $227.25 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $80.3 million in cash.

On August 12, 2010, the Company and Treasury executed the Exchange Agreement, which provided for (i) the exchange of 80,347 shares of Series C Preferred for 80,347 shares of a newly-created Series C-1 preferred stock (“Series C-1 Preferred”), (ii) the conversion of the Series C-1 Preferred at a discounted conversion value of $6,500 per share into 2,089,022 shares of Common Stock at a conversion price of $10.00 per share, and (iii) the amendment of the terms of the Warrant to provide for the purchase of up to 53,035 shares of Common Stock at an exercise price of $10.00 per share for a ten-year term following the issuance of the amended warrant to the Treasury (the “Amended TARP Warrant”).   The transactions were consummated on September 30, 2010.

As a result of the Capital Raise, which closed on September 27, 2012, and the shares not being excluded from the operation of the anti-dilution provisions, the Warrants were adjusted to 757,633 shares of our Common Stock and the exercise price to purchase such shares was adjusted to $0.70 per share.

The Amended TARP Warrant may be exercised at any time on or before September 29, 2020 by surrender of the Amended TARP Warrant and a completed notice of exercise attached as an annex to the Amended TARP Warrant and the payment of the exercise price for the shares of Common Stock for which the Amended TARP Warrant is being exercised.  The exercise price may be paid either by the withholding by the Company of such number of shares of Common Stock issuable upon exercise of the Amended TARP Warrant equal to the value of the aggregate exercise price of the Amended TARP Warrant determined by reference to the market price of our Common Stock on the trading day on which the Amended TARP Warrant is exercised or, if agreed to by us and the Amended TARP Warrant holder, by the payment of cash equal to the aggregate exercise price.  The Amended TARP Warrant and all rights under the Amended TARP Warrant are transferable and assignable.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

(14)Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, and real estate.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of the contractual obligation by a customer to a third party.  The majority of these guarantees extend until satisfactory completion of the customer’s contractual obligation.  Management does not anticipate any material losses will arise from additional funding of the aforementioned commitments or letters of credit.

These instruments involve, to varying degrees, elements of credit risk which have not been recognized in the consolidated balance sheets. The contract amount of these instruments reflects the extent of the Company’s involvement or credit risk.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Contractual amounts at December 31, 2013 and 2012 were as follows.

(in thousands)	2013	2012
Financial instruments whose contract amounts
represent credit risk:
Commitments to extend credit	$225,757	$275,140
Standby letters of credit	17,311	16,236
	$243,068	$291,376

(15)Retirement Plans

Defined Contribution Plan

In the past, the Company had defined contribution 401(k) plans at both of its Banks and one for the former GFH employees.  On April 1, 2011, the Company converted all plans into the Virginia Bankers Association Master Defined Contribution Plan for Hampton Roads Bankshares, Inc. (the “Plan”).  Any employee of the Company, Bank of Hampton Roads, Gateway Bank Mortgage, Inc., or Gateway Investment Services, Inc. who is at least 21 years of age and has at least three months of service is eligible to participate in the Plan.  Additionally, any employee of Shore Bank who is at least 18 years old and has at least three months of service is eligible to participate in the Plan.  Participants may contribute up to 98% of their covered compensation, subject to statutory limitations, and the Company will make matching contributions of 100% of the first 3% of pay and 50% for the next 2% of pay.   The Company may also make additional discretionary contributions to the Plan.  Participants are fully vested in their contributions and the Company’s match immediately and become fully vested in the Company’s discretionary contributions after three years of service.  The Company offers its stock as an investment option under the Plan.

The Company made matching contributions of $790 thousand, $726 thousand, and $954 thousand for the years ended December 31, 2013, 2012, and 2011, respectively.  The Company made no discretionary contributions in 2013, 2012, or 2011.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Supplemental Executive Retirement Plans (“SERP”)

The Company has entered into SERPs with several key officers.  Under these agreements, two officers are eligible to receive an annual benefit payable in fifteen installments each equal to $50 thousand following the attainment of their plan retirement date.  A third officer is eligible to receive a one-time lump sum payment of the lesser of $600 thousand or the amount he is otherwise entitled to under the supplemental retirement agreement following the attainment of his plan retirement date.  The change in benefit obligation and funded status for the years ended December 31, 2013, 2012, and 2011 were as follows.

(in thousands)	2013	2012	2011
Benefit obligation at beginning of year	$1,710	$1,543	$4,796
Service cost	101	379	251
Interest cost	27	32	39
Settlements	(1,092)	(244)	(3,543)
Benefit obligation at end of year	746	1,710	1,543
Fair value of plan assets	-	-	-
Funded status	$(746)	$(1,710)	$(1,543)

The amount of the funded status is the accrued benefit cost included in other liabilities on the balance sheet.  The amounts recognized in the consolidated balance sheets as of December 31, 2013 and 2012 were as follows.

(in thousands)	2013	2012
Accrued benefit cost included in other liabilities	$(746)	$(1,710)

The components of net periodic benefit cost for the years ended December 31, 2013, 2012, and 2011 were as follows.

	2013	2012	2011
Service cost	$101	$379	$251
Interest cost	27	32	39
(Gain) loss on settlements	(745)	-	149
Net periodic benefit cost	$(617)	$411	$439

The weighted-average assumptions used to determine benefit obligations and net periodic pension benefit at December 31, 2013, 2012, and 2011 were as follows.  The rate of compensation increase only applies to the officer agreement with a Benefit Computation Base.

	2013	2012	2011
Discount rate	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	5.00%

The Company recognizes expense each year related to the SERPs based on the present value of the benefits expected to be provided to the employees and any beneficiaries.  The Company does not expect to make contributions to fund the supplemental retirement agreements in 2013 and made no contributions to the plan in 2012 or 2011.  The plans are unfunded and there are no plan assets.  As of December 31, 2013, other than one anticipated benefit payment to be made in 2014, there is no additional benefit payments expected to be paid over the next ten years.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Board of Directors Retirement Agreement

The Company has entered into retirement agreements with certain members of the Board of Directors.  Participants are eligible for compensation under the plan upon the sixth anniversary of the participant’s first board meeting.  Benefits are to be paid in monthly installments commencing at retirement and ending upon the death, disability, or mutual consent of both parties to the agreement.  Under the plan, the participants continue to serve the Company after retirement by performing certain duties as outlined in the plan document.  During 2013, 2012, and 2011, the Company expensed $21 thousand, $40 thousand, and $93 thousand, respectively, related to this plan.

(16)Share-Based Compensation Plans

On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan (the “Plan”), which succeeds the Company’s 2006 Stock Incentive Plan and provided for the grant of up to 2,750,000 shares of our Common Stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities.  On June 25, 2012, the Company’s shareholders approved an amendment to the Plan that increased the number of shares reserved for issuance under the Plan to 13,675,000 of which 11,531,605 remain to be granted as of December 31, 2013.

Stock Options

Outstanding stock options consist of grants made to the Company’s directors and employees under share-based compensation plans that have been approved by the Company’s shareholders.  All outstanding options have original terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over three to ten years.  No options were granted during the three-year period ended December 31, 2013.  A summary of the Company’s stock option activity and related information for the years ended December 31, 2013, 2012, and 2011 is as follows.

		Weighted	Average
	Options	Average	Intrinsic
	Outstanding	Exercise Price	Value
Balance at December 31, 2010	46,853	$326.00	$-
Expired	(16,297)	272.74	-
Balance at December 31, 2011	30,556	355.37	-
Expired	(3,898)	211.38	-
Balance at December 31, 2012	26,658	376.76	-
Expired	(2,475)	221.15	-
Balance at December 31, 2013	24,183	$392.44	$-
Options exercisable at
December 31, 2013	23,796	$393.84	$-

Restricted Stock Units

The Company granted restricted stock units to non-employee directors and certain employees as part of incentive programs.  The restricted stock units are settled in Common Stock of the Company and will generally vest over two years or in certain instances, the date the Company is no longer subject to the executive compensation and corporate governance requirements of Section 111(b) of the Emergency Economic and Stabilization Act of 2008, as amended.  Grants of these awards were valued based on the closing price on the day of grant.  Compensation expense for outstanding restricted stock units is recognized ratably over the vesting periods of the awards.  The restricted stock units are not eligible to receive dividends or dividend equivalence until the RSUs are settled in Common Stock of the Company.  At that time, the participant will be entitled to all the same rights as a shareholder of the Company.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

A summary of the Company’s restricted stock unit activity and related information for the years ended December 31, 2013, 2012, and 2011 is as follows.

		Weighted-Average
	Number of	Grant Date
	Awards	Fair Value
Balance at December 31, 2010	320	$262.75
Vested	(120)	277.25
Forfeited	(120)	219.25
Balance at December 31, 2011	80	306.25
Granted	1,332,938	1.12
Vested	(125,079)	1.32
Balance at December 31, 2012	1,207,939	1.12
Granted	1,000,189	1.50
Vested	(157,466)	1.21
Forfeited	(189,732)	1.12
Balance at December 31, 2013	1,860,930	$1.32

As of December 31, 2013, there was $1.5 million of total unrecognized compensation cost related to restricted stock units.  That cost is expected to be recognized over a weighted-average period of 1.9 years.  During the year ended December 31, 2013, the Company had 124,999 restricted stock units vest at $1.12 per share and 32,467 vest at $1.54 per share.

Compensation cost relating to share-based awards is accounted for in the consolidated financial statements based on the fair value of the share-based award.  Share-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011 was as follows.

(in thousands)	2013	2012	2011
Expense recognized:
Related to stock options	$24	$5	$85
Related to restricted stock units	1,056	160	25
Related tax benefit	-	-	-

(17)Business Segment Reporting

The Company has identified its operating segments by product and subsidiary bank.  The Company has two community banks, BOHR and Shore, which provide loan and deposit services through branches located in Virginia, North Carolina, and Maryland.  In addition to its banking operations, the Company has two additional reportable segments:  Mortgage and Other.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  Segment profit and loss is measured by net income prior to corporate overhead allocation.  Intersegment transactions are recorded at cost and eliminated as part of the consolidation process.  Because of the interrelationships between the segments, the information is not indicative of how the segments would perform if they operated as independent entities.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

The following tables show certain financial information as of and for the years ended December 31, 2013, 2012, and 2011 for each segment and in total.

(in thousands)	Total	Elimination		BOHR	Shore	Mortgage		Other
Year Ended December 31, 2013
Net interest income (loss)	$63,501		$-	$52,857	$11,780		$720		$(1,856)
Provision for loan losses	(1,000)	-		(250)	(750)	-		-
Net interest income (loss)
after provision for loan losses	62,501		-	52,607	11,030		720		(1,856)
Noninterest income	25,512		(229)	7,938	1,444		15,832		527
Noninterest expense	82,348		(229)	54,869	11,349		13,144		3,215
Income (loss) before provision
for income taxes (benefit)	5,665		-	5,676	1,125		3,408		(4,544)
Provision for income taxes (benefit)	(90)		-	(473)	35		344		4
Net income (loss)	5,755		-	6,149	1,090		3,064		(4,548)
Net income attributable to
non-controlling interest	1,679		-	-	-		1,679		-
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$4,076		$-	$6,149	$1,090		$1,385		$(4,548)
Total assets at December 31, 2013	$1,950,272		$(272,639)	$1,639,033	$327,842		$37,003		$219,033

(in thousands)
Year Ended December 31, 2012	Total	Elimination	BOHR	Shore	Mortgage	Other
Net interest income (loss)	$65,024	$-	$55,228	$11,151	$481	$(1,836)
Provision for loan losses	(14,994)	-	(14,560)	(434)	-	-
Net interest income (loss)
after provision for loan losses	50,030	-	40,668	10,717	481	(1,836)
Noninterest income	7,667	(245)	(11,234)	344	18,403	399
Noninterest expense	81,427	(245)	60,242	8,481	11,709	1,240
Income (loss) before provision
for income taxes (benefit)	(23,730)	-	(30,808)	2,580	7,175	(2,677)
Provision for income taxes (benefit)	(2,182)	-	-	-	-	(2,182)
Net income (loss)	(21,548)	-	(30,808)	2,580	7,175	(495)
Net income attributable to
non-controlling interest	3,543	-	-	-	3,543	-
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$(25,091)	$-	$(30,808)	$2,580	$3,632	$(495)
Total assets at December 31, 2012	$2,054,092	$(325,700)	$1,750,997	$312,764	$93,856	$222,175

(in thousands)
Year Ended December 31, 2011	Total	Elimination	BOHR	Shore	Mortgage	Other
Net interest income (loss)	$72,535	$-	$64,386	$9,188	$155	$(1,194)
Provision for loan losses	(67,850)	-	(67,240)	(610)	-	-
Net interest income (loss)
after provision for loan losses	4,685	-	(2,854)	8,578	155	(1,194)
Noninterest income	4,210	(250)	(10,344)	2,091	8,369	4,344
Noninterest expense	103,676	(250)	80,658	9,736	8,544	4,988

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Income (loss) before provision
for income taxes (benefit)	(94,781)	-	(93,856)	933	(20)	(1,838)
Provision for income taxes (benefit)	2,153	-	2,106	47	-	-
Net income (loss)	(96,934)	-	(95,962)	886	(20)	(1,838)
Net income attributable to
non-controlling interest	612	-	-	-	612	-
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	(97,546)	-	(95,962)	886	(632)	(1,838)
Total assets at December 31, 2011	$2,166,860	$(258,739)	$1,912,912	$277,267	$68,117	$167,303

(18)Derivative Instruments

Derivatives are a financial instrument whose value is based on one or more underlying assets.  The Company originated residential mortgage loans for sale into the secondary market on both a best efforts and (from September 2012 to December 2013) on a mandatory delivery basis.  In connection with the underwriting process, the Company enters into commitments to lock-in the interest rate of the loan with the borrower prior to funding (“interest rate lock commitments”).  Generally, such interest rate lock commitments are for periods less than 60 days.  These interest rate lock commitments are considered derivatives.  The Company manages its exposure to changes in fair value associated with these interest rate lock commitments by entering into simultaneous agreements to sell the residential loans to third party investors shortly after their origination and funding.  At December 31, 2013 and 2012, the Company had loans held for sale of $25.1 million and $84.1 million, respectively.

Under the contractual relationship in the best efforts method, the Company is obligated to sell the loans only if the loans close.  As a result of the terms of these contractual relationships, the Company is not exposed to changes in fair value nor will it realize gains related to its rate-lock commitments due to subsequent changes in interest rates.  At December 31, 2013 and 2012, the Company had rate-lock commitments to originate residential mortgage loans (unfunded par amount of loans) on a best efforts basis in the amounts of $35.6 million and $94.5 million, respectively.

From September 2012 to December 2013, the Company sold some of its mortgage loan production on a mandatory delivery basis and using derivative instruments (essentially forward delivery commitments and To-Be-Announced securities) to manage the resulting interest rate risk.  These derivatives were entered into as balance sheet risk management instruments, and therefore, were not designated as an accounting hedge.  Under the mandatory delivery approach, residential mortgage loans held for sale and commitments to borrowers to originate loans at agreed upon interest rates exposed the Company to changes in market rates and conditions subsequent to the interest rate lock commitment until the loans are delivered to the investor.    For the year ended December 31, 2013, the Company recorded a gain totaling $265 thousand related to mandatory delivery derivatives. Also, the decrease in the carrying value of the underlying loans and interest rate lock commitments totaled $469 thousand.  Gains and losses on the Company’s derivative instruments are included within mortgage banking revenue on the Consolidated Statement of Operations.

Additionally, to meet the needs of its commercial customers, the Company uses interest rate swaps to manage its interest rate risk.  Derivative contracts are executed between the Company and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program enabling the commercial loan customers to effectively exchange variable-rate interest payments under their existing obligations for fixed-rate interest payments.  For the period ended December 31, 2013, the Company recorded a gain totaling $744 thousand related to trading income on the interest rate swaps included in the back-to-back swap program that was included within other noninterest income on the Consolidated Statement of Operations.  There was no activity related to these interest rate swaps in 2012.

(19)Restrictions on Loans and Dividends from Subsidiaries

Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Banks to the Company.  The amount of dividends the Banks may pay to the Company, without prior approval, is limited to

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

current year earnings plus retained net profits for the two preceding years.  Under these restrictions, at December 31, 2013, the Banks had no ability to pay dividends without prior approval.  Loans and advances from the Banks to the Company are limited based on regulatory capital.  As of December 31, 2013, there were no loans between the Banks and the Company.

(20)Regulatory Capital Requirements

The Company and the Banks are subject to regulatory capital requirements that measure capital relative to risk-weighted assets and off balance sheet financial instruments.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative and qualitative measures to ensure capital adequacy.  Tier I capital is comprised of shareholders’ equity and trust preferred securities net of unrealized gains or losses on available-for-sale securities and intangible assets, while total risk-based capital adds certain debt instruments and qualifying allowances for loan losses.

A summary of the Company’s and the Banks’ required and actual capital components as of December 31, 2013 and 2012 is as follows.

						To Be Well Capitalized
			For Capital			Under Prompt Action
	Actual		Adequacy Purposes			Provisions
(in thousands except for ratios)	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2013
Tier 1 Capital:
Consolidated Company	$211,809	13.86%	$61,108	4.00%	$	N/A	N/A
Bank of Hampton Roads	156,605	12.21%	51,294	4.00%		76,942	6.00%
Shore Bank	33,581	13.80%	9,732	4.00%		14,598	6.00%
Total Risk-Based Capital:
Consolidated Company	231,102	15.13%	122,215	8.00%		N/A	N/A
Bank of Hampton Roads	172,832	13.48%	102,589	8.00%		128,236	10.00%
Shore Bank	36,563	15.03%	19,464	8.00%		24,330	10.00%
Leverage Ratio:
Consolidated Company	211,809	10.74%	78,927	4.00%		N/A	N/A
Bank of Hampton Roads	156,605	9.58%	65,415	4.00%		81,769	5.00%
Shore Bank	33,581	9.99%	13,441	4.00%		16,801	5.00%

As of December 31, 2012
Tier 1 Capital:
Consolidated Company	$205,192	12.46%	$65,886	4.00%	$	N/A	N/A
Bank of Hampton Roads	148,618	10.46%	56,808	4.00%		85,212	6.00%
Shore Bank	31,863	14.58%	8,742	4.00%		13,113	6.00%
Total Risk-Based Capital:
Consolidated Company	226,125	13.73%	131,773	8.00%		N/A	N/A
Bank of Hampton Roads	166,718	11.74%	113,617	8.00%		142,021	10.00%
Shore Bank	34,330	15.71%	17,483	8.00%		21,254	10.00%
Leverage Ratio:
Consolidated Company	205,192	9.98%	82,202	4.00%		N/A	N/A
Bank of Hampton Roads	148,618	8.53%	69,890	4.00%		87,112	5.00%
Shore Bank	31,863	10.15%	12,560	4.00%		15,700	5.00%

As of December 31, 2013, the Company exceeded the regulatory capital minimums, and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

(21)    Fair Value Measurements

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.  Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose values are determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Level 3 assets and liabilities include values that are determined using pricing models, discounted cash flow methodologies, or similar techniques as well as assets and liabilities for which the determination of fair value requires significant management judgment or estimation.

The categorization of an asset or liability within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Recurring Basis

The Company measures or monitors certain of its assets on a fair value basis.  Fair value is used on a recurring basis for those assets and liabilities for which an election was made as well as for certain assets and liabilities in which fair value is the primary basis of accounting.  The following tables reflect the fair value of assets measured and recognized at fair value on a recurring basis in the consolidated balance sheets at December 31, 2013 and 2012.

(in thousands)	December 31,	Fair Value Measurements at Reporting Date Using
Assets	2013	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. agency securities	$21,998	$-	$21,998	$-
State and municipal securities	537	-	537	-
Corporate bonds	17,542	-	17,542	-
Mortgage-backed securities -
Agency	225,845	-	225,845	-
Non-agency	8,180	-	8,180	-
Asset-backed securities	49,871	-	49,871	-
Equity securities	1,511	1,222	-	289
Total investment securities
available for sale	325,484	1,222	323,973	289
Derivative loan commitments
Interest rate lock commitments	844	-	-	844
Total derivative loan commitments	844	-	-	844
Interest rate swaps	986	-	986	-

Total assets	$327,314	$1,222	$324,959	$1,133
Liabilities
Interest rate swaps	$986	$-	$986	$-
Total liabilities	$986	$-	$986	$-

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

(in thousands)	December 31,	Fair Value Measurements at Reporting Date Using
Assets	2012	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. agency securities	$32,988	$-	$32,988	$-
State and municipal securities	631	-	631	-
Corporate bonds	2,953	-	2,953	-
Mortgage-backed securities -
Agency	207,194	-	207,194	-
Non-agency	30,650	-	30,650	-
Asset-backed securities	1,502	-	1,502	-
Equity securities	537	248	-	289
Total investment securities
available for sale	276,455	248	275,918	289

Derivative loan commitments
Interest rate lock commitments	1,571	-	-	1,571
Mandatory delivery commitments	469	-	-	469
Total derivative loan commitments	2,040	-	-	2,040
Total	$278,495	$248	$275,918	$2,329

The following table shows a rollforward of recurring fair value measurements categorized with Level 3 of the fair value hierarchy for the years ended December 31, 2013.

	Activity in Level 3		Activity in Level 3
	Fair Value Measurements		Fair Value Measurements
(in thousands)	Year Ended December 31, 2013		Year Ended December 31, 2012
	Investment	Derivative	Investment	Derivative
	Securities	Loan	Securities	Loan
Description	Available for Sale	Commitments	Available for Sale	Commitments
Beginning of period balance	$289	$2,040	$1,110	$549
Unrealized gains included in:
Earnings	-	-	220	-
Other comprehensive income	-	-	-	-
Purchases	-	-	55	-
Sales	-	-	(1,096)	-
Issuances	-	-	-	1,491
Settlements	-	(1,196)	-	-
End of period balance	$289	$844	$289	$2,040

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

The following describes the valuation techniques used to estimate fair value for our assets and liabilities that are measured on a recurring basis.

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

Interest Rate Swaps.  The Company uses observable inputs to determine fair value of its interest rate swaps.  The valuation of these instruments is determined using widely accepted valuation techniques that are based on discounted cash flow analysis using the expected cash flows of each derivative over the contractual terms of the derivatives, including the period to maturity and market-based interest rate curves.  As of and for the year ended December 31, 2013, the fair values of the interest rate swaps were determined using a market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.  The variable cash payments were based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  Accordingly, the Company categorizes these financial instruments within Level 2 of the fair value hierarchy.

Nonrecurring Basis

Certain assets, specifically collateral dependent impaired loans and other real estate owned and repossessed assets, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment and an allowance is established to adjust the asset to its estimated fair value).  The adjustments are based on appraisals of underlying collateral or other observable market prices when current appraisals or observable market prices are available.  Where we do not have an appraisal that is less than 12 months old, an existing appraisal or other valuation would be utilized after discounting it to reflect current market conditions, and, as such, may include significant management assumptions and input with respect to the determination of fair value.

To assist in the discounting process, a valuation matrix was developed to provide valuation guidance for collateral dependent loans and other real estate owned where it was deemed that an existing appraisal was outdated as to current market conditions.  The matrix applies discounts to external appraisals depending on the type of real estate and age of the appraisal.  The discounts are generally specific point estimates; however in some cases, the matrix allows for a small range of values.  The discounts were based in part upon externally derived statistical data.  The discounts were also based upon management’s knowledge of market conditions and prices of sales of other real estate owned.  In addition, matrix value adjustments may be made by our independent appraisal group to reflect property value trends within specific markets as well as actual sales data from market transactions and/or foreclosed real estate sales.  It is the Company’s policy to classify these as Level 3 assets within the fair value hierarchy.  The average age of appraisals for valuations of collateral dependent impaired loans was 0.73 years as of December 31, 2013.  Management periodically reviews the discounts in the matrix as compared to valuations from updated

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

appraisals and modifies the discounts accordingly should updated appraisals reflect valuations significantly different than those derived utilizing the matrix.  To date, management believes the appraisal discount matrix has resulted in appropriate adjustments to existing appraisals thereby providing management with reasonable valuations for the collateral underlying the loan portfolio; however, while appraisals are indicators of fair value, the amount realized upon sale of these assets could be significantly different.

The following tables reflect the fair value of assets measured and recognized at fair value on a nonrecurring basis in the consolidated balance sheets at December 31, 2013 and 2012.

	Assets	Fair Value Measurements at
	Measured at	December 31, 2013 Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$49,319	$-	$-	$49,319

Other real estate owned
and repossessed assets	36,665	-	-	36,665

	Assets	Fair Value Measurements at
	Measured at	December 31, 2012 Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$121,250	$-	$-	$121,250

Other real estate owned
and repossessed assets	32,215	-	-	32,215

The following describes the valuation techniques used to estimate fair value for our assets that are required to be measured on a nonrecurring basis.

Impaired Loans.  The majority of the Company’s impaired loans are considered collateral dependent.  For collateral dependent impaired loans, impairment is measured based upon the estimated fair value of the underlying collateral.

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

Branch Consolidation.  On March 27, 2013, the Company announced the consolidation of seven BOHR and Shore branch locations, six owned and one leased, into nearby branches.  This required an impairment analysis to be performed.  In connection with the analysis, five of the branch locations were determined to have carrying amounts that exceeded fair value at March 31, 2013.  Accordingly, the related carrying amounts of these branches were reduced to estimated fair value (less costs to sell) and the Company recorded an impairment totaling $2.8 million during the quarter ended March 31, 2013.  Management estimated the fair value of the branches by utilizing various market-based valuation techniques, including estimates from unrelated brokers, existing purchase offers from unrelated parties, and appraisals available as of the measurement date.  Approximately $3.4 million related to the remaining carrying values of the branch related assets was transferred into other real estate owned in accordance with relevant accounting guidance and are measured at fair value on a nonrecurring basis.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Significant Unobservable Inputs

The following table presents the ranges of significant unobservable inputs used to value the Company’s material Level 3 assets; these ranges represent the significant unobservable inputs that were used in measurement of fair value.

			Range of
(in thousands except for percentages)			Significant Unobservable
	Fair Value at	Significant Unobservable Inputs	Inputs as of
Type	December 31, 2013	by Valuation Technique	December 31, 2013
Derivative loan commitments	$844	Pull through rate	85%
		Percentage of loans that will
		ultimately close

Impaired loans	49,319	Appraised value	0 - 89%
		Discounts to reflect current market
		conditions, ultimate collectability,
		and estimated costs to sell

Other real estate owned	36,665	Appraised value	0 - 54%
		Discounts to reflect current market
		conditions, abbreviated holding
		period, and estimated costs to sell

Other Fair Value Measurements

Additionally, accounting standards require the disclosure of the estimated fair value of financial instruments that are not recorded at fair value. For the financial instruments that the Company does not record at fair value, estimates of fair value are made at a point in time based on relevant market data and information about the financial instrument.  No readily available market exists for a significant portion of the Company’s financial instruments.  Fair value estimates for these instruments are based on current economic conditions, interest rate risk characteristics, and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision. Therefore, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument.  In addition, changes in assumptions could significantly affect these fair value estimates.  The following methods and assumptions were used by the Company in estimating fair value of these financial instruments.

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

December 31, 2013, 2012, and 2011

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

(h)   Deposits

The fair values disclosed for transaction deposits such as demand and savings accounts are equal to the amount payable on demand at the reporting date (this is, their carrying values).  The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.

(i)   Borrowings

The fair value of borrowings is estimated using discounted cash flow analyses based on the rates currently offered for borrowings of similar remaining maturities and collateral requirements.  These include FHLB borrowings and other borrowings.

(j)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments.  These deferred fees are not deemed significant at December 31, 2013 and 2012, and as such, the related fair values have not been estimated.

The carrying amounts and fair values of those financial instruments that are not recorded at fair value at December 31, 2013 and 2012 were as follows.

	2013
	Carrying	Fair	Fair Value Measurements at Reporting Date Using
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,349,500	$1,313,272	$-	$-	$1,313,272
Financial Liabilities:
Deposits	1,523,328	1,510,431	-	1,510,431	-
FHLB borrowings	194,178	194,191	-	194,191	-
Other borrowings	28,983	56,703	-	56,703	-

	2012
	Carrying	Fair	Fair Value Measurements at Reporting Date Using
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,383,893	$1,411,831	$-	$-	$1,411,831
Financial Liabilities:
Deposits	1,617,774	1,650,145	-	1,650,145	-
FHLB borrowings	195,060	195,108	-	195,108	-
Other borrowings	41,002	41,472	-	41,472	-
(1)Carrying amount and fair value includes impaired loans. Carrying amount is net of the allowance for loan losses.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

(22)Income Taxes

The Company files federal income tax returns in the United States and in the states of Virginia, Maryland, and North Carolina.  With few exceptions, the Company is no longer subject to United States federal and state income tax examinations by tax authorities for years prior to 2010.  The current and deferred components of income tax expense for the years ended December 31, 2013, 2012, and 2011 were as follows.

(in thousands)	2013	2012	2011
Current	$(90)	$(2,182)	$2,153
Deferred	(86)	(9,737)	(37,787)
Deferred tax asset valuation allowance	86	9,737	37,787
Income tax expense (benefit)	$(90)	$(2,182)	$2,153

The provisions for income taxes for the years ended December 31, 2013, 2012, and 2011 differ from the amount computed by applying the statutory federal income tax rate to income before taxes due to the following.

(in thousands)	2013		2012		2011
Federal income tax benefit,
at statutory rate		$1,983		$(9,546)		$(33,761)
Change resulting from:
State income tax, net of federal benefit		(59)		(529)		(1,859)
Minority Interest		(588)		-		-
Valuation allowance of deferred tax assets		86		9,737		37,787
Dividends and tax-exempt interest		-		10		-
Officers' life insurance		(1,151)		(299)		(432)
Benefit from NOL carryback		-		(2,182)		-
Return to provision adjustments		178		-		-
True up of deferreds		(603)		-		-
Other	627	64	418	627	418	418
Income tax expense (benefit)		$(90)		$(2,182)		$2,153

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows.

(in thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$88,855	$99,589
Federal net operating loss carryforward	66,722	55,615
State net operating loss carryforward	3,881	3,265
AMT carryforward	502	502
Impairment of other real estate owned, securities and other assets	13,078	16,021
Nonaccrual loan interest	11,941	13,309
Accrued expenses	1,593	806
Nonqualified deferred compensation	1,393	1,040
Other	320	-
Total deferred tax assets
before valuation allowance	188,285	190,147
Valuation allowance	(175,970)	(173,038)
Total deferred tax assets	12,315	17,109
Deferred tax liabilities:
Prepaid expenses	707	708
Deferred loan costs	749	880
Fair value adjustment to net assets
acquired in business combinations	9,533	10,535
Unrealized gain on securities
available for sale	-	2,526
Depreciation	1,289	2,388
Other	37	72
Total deferred tax liabilities	12,315	17,109
Net deferred tax asset	$-	$-

At December 31, 2013, the Company had net operating loss carryforwards of $200.0 million, which are available to offset future federal and state taxable income, if any, through 2033, however due to the 20-year carryforward period limitation, they will start to expire in 2029.  In addition, the Company has alternative minimum tax (“AMT”) credit carryforwards of $502 thousand, which are available to reduce federal regular income taxes, if any, over an indefinite period.

In addition to a net operating loss and AMT carryforwards, our net deferred tax asset consisted primarily of three asset components offset by one liability component:  (1) At December 31, 2013, the timing difference related to the allowance for loan losses was $240.5 million, resulting in a deferred tax asset of $88.9 million.  (2) The timing difference related to impairment of other real estate owned, securities, and other assets was $35.4 million, resulting in a deferred tax asset of $13.1 million.  (3) Interest income related to non-performing loans (referred to as “lost interest”) is recognized as taxable income for tax purposes, but is not recorded as income for book purposes.  Lost interest was $32.3 million at December 31, 2013, resulting in a deferred tax asset of $11.9 million.  The aggregate deferred tax effect of all purchase accounting entries related to the acquisitions of GFH and Shore Financial Corporation resulted in a net deferred tax liability of $9.5 million at December 31, 2013.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

A valuation allowance related to all components of net deferred tax assets was established in 2009 and adjusted, as necessary, each reporting period.  The valuation allowance was established based upon a determination that it was not more likely than not the deferred tax assets would be fully realized primarily as a result of the significant operating losses experienced by the Company during year-end 2009 and thereafter.

The Company had a $90 thousand net income tax benefit in 2013 relating to state tax refunds from the carryback of net operating losses related to 2008 and 2009 tax years.  Refunds were issued by the North Carolina Department of Taxation.  The Company had a $2.2 million income tax benefit in 2012.  The benefit relates to the carryback of the net operating loss related to the 2006 through 2008 tax years, and refunds that were approved and issued by the Internal Revenue Service.

The Company recognizes interest and penalties related to unrecognized tax benefits as part of the tax provision.  The Company recognized minimal amounts in penalties and fees for the years ended December 31, 2013, 2012, and 2011.  The Company has no uncertain tax positions at December 31, 2013.

(23)Condensed Parent Company Only Financial Statements

The condensed financial position as of December 31, 2013 and 2012 and the condensed results of operations and cash flows for each of the years in the three-year period ended December 31, 2013 of Hampton Roads Bankshares, Inc., parent company only, are presented below .

Condensed Balance Sheets

(in thousands)	2013	2012
Assets:
Cash on deposit with subsidiaries	$25,380	$21,484
Equity securities available for sale	246	347
Investment in subsidiaries	200,811	200,643
Other assets	1,704	7,388
Total assets	$228,141	$229,862

Liabilities:
Borrowings	$28,983	$28,493
Deferred tax liability	9,691	9,691
Other liabilities	5,621	4,509
Total liabilities	44,295	42,693

Shareholders' equity:
Common stock	1,703	1,703
Capital surplus	587,424	586,347
Retained deficit	(404,864)	(408,940)
Accumulated other comprehensive income (loss),
net of tax	(865)	6,837
Total shareholders' equity
before non-controlling interest	183,398	185,947
Non-controlling interest	448	1,222
Total shareholders' equity	183,846	187,169
Total liabilities and shareholders' equity	$228,141	$229,862

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Condensed Statements of Operations

(in thousands)	2013	2012	2011
Income:
Interest income	$6	$108	$157
Other-than-temporary
impairment of securities	-	-	(93)
Gain on sale of investment
securities available for sale	33	220	-
Other income	403	51	235
Total income	442	379	299

Expenses:
Interest expense	1,861	1,945	1,353
Other expense	3,214	1,157	2,255
Total expense	5,075	3,102	3,608
Loss before income taxes and equity in
undistributed earnings (loss) of subsidiaries	(4,633)	(2,723)	(3,309)
Income tax expense (benefit)	-	(2,182)	-
Equity in undistributed earnings (loss) of subsidiaries	8,709	(24,550)	(94,237)
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$4,076	$(25,091)	$(97,546)

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

Condensed Statements of Cash Flows

(in thousands)	2013	2012	2011
Operating Activities:
Net income (loss)	$5,755	$(21,548)	$(96,934)
Adjustments:
Equity in undistributed (earnings) loss of subsidiaries	(8,709)	24,550	94,237
Amortization of intangibles	490	491	33
Share-based compensation expense	1,080	165	110
Change in other assets	6,624	(4,949)	3,313
Change in other liabilities	1,112	(3,953)	(1,282)
Net cash provided by
(used in) operating activities	6,352	(5,244)	(523)

Investing Activities:
Investment in subsidiaries	-	(66,000)	(38,000)
Net cash used in investing activities	-	(66,000)	(38,000)

Financing Activities:
Distributed non-controlling interest	(2,453)	(2,563)	(782)
Issuance of private placement shares, net	-	47,135	-
Issuance of rights offering shares	-	43,921	-
Issuance of common shares	-	-	15,515
Common stock surrendered	(3)	(15)	-
Net cash provided by (used in) financing activities	(2,456)	88,478	14,733

Increase (decrease) in cash and cash equivalents	3,896	17,234	(23,790)

Cash and cash equivalents at beginning of year	21,484	4,250	28,040

Cash and cash equivalents at end of year	$25,380	$21,484	$4,250

(24)Related Party Transactions

Loans are made to the Company’s executive officers, directors, and principal shareholders of the bank, as well as to entities controlled by any of the foregoing, during the ordinary course of business.  In management’s opinion, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with other persons and do not involve more than normal risk of collectability or present other unfavorable features.  At December 31, 2013 and 2012, loans to executive officers, directors, and principal shareholders of the bank, as well as to entities controlled by any of the foregoing, amounted to $61.7 million and $89.9 million, respectively.  During 2013, additional loans and repayments of loans by existing executive officers, directors, and principal shareholders of the bank, as well as to entities controlled by any of the foregoing, were $9.6 million and $15.7 million, respectively.

Deposits are taken from the Company’s executive officers, directors, and principal shareholders of the bank, as well as to entities controlled by any of the foregoing, during the ordinary course of business.  In management’s opinion, these deposits are taken on substantially the same terms, including interest rates, as those prevailing at the time for comparable deposits from other persons.  At December 31, 2013 and 2012, deposits from executive officers, directors, and principal shareholders of the bank, as well as to entities controlled by any of the foregoing, amounted to $32.9 million and $41.0 million, respectively.

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

The Company leases one of its Kitty Hawk, North Carolina branches from a director and his wife for monthly payments of $18,870.  The lease is a land lease that commenced in April 2006 for a term of twenty years, with three optional five-year renewals.

The Company leases from a director the land on which one of its Eastern Shore branches is located for monthly payments of $2,280.  The terms of this lease were renewed for two years commencing June 5, 2014 and will expire June 5, 2016.  At that time, there is an option to renew the lease for another five-year term.

(25)Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for the years ended December 31, 2013 and 2012 is as follows.

	2013
(in thousands)	Fourth	Third	Second	First
Interest income	$18,760	$19,024	$19,589	$19,530
Interest expense	3,084	3,224	3,494	3,600
Net interest income	15,676	15,800	16,095	15,930

Provision for loan losses	-	-	1,000	-
Noninterest income	4,598	7,902	7,584	5,428
Noninterest expense	19,933	20,790	22,193	19,432
Income before provision
for income taxes	341	2,912	486	1,926
Provision for income taxes	(247)	22	135	-
Net income	588	2,890	351	1,926
Net income attributable to
non-controlling interest	37	86	262	1,294
Net income attributable
to Hampton Roads Bankshares, Inc.	$551	$2,804	$89	$632

Basic and diluted
income per share	$-	$0.02	$-	$-

HAMPTON ROADS BANKSHARES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

	2012
(in thousands)	Fourth	Third	Second	First
Interest income	$20,094	$19,933	$20,669	$21,606
Interest expense	3,805	4,096	4,472	4,905
Net interest income	16,289	15,837	16,197	16,701

Provision for loan losses	870	2,476	4,346	7,302
Noninterest income	366	2,200	1,993	3,108
Noninterest expense	22,355	20,394	18,767	19,911
Loss before provision
for income taxes	(6,570)	(4,833)	(4,923)	(7,404)
Provision for income
taxes (benefit)	(2,182)	-	-	-
Net loss	(4,388)	(4,833)	(4,923)	(7,404)
Net income attributable to
non-controlling interest	1,210	1,088	744	501
Net loss attributable
to Hampton Roads Bankshares, Inc.	$(5,598)	$(5,921)	$(5,667)	$(7,905)

Basic and diluted
loss per share	$(0.03)	$(0.05)	$(0.15)	$(0.23)

(26)Contingencies

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

Evaluation of Disclosure Controls and Procedures.  The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that material information is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Management’s Report on Internal Control Over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992).  Based on this assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation requirements by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in its Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting.  No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

HAMPTON ROADS BANKSHARES, INC.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2014 Annual Meeting of Shareholders.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report.

(a)(1)Financial Statements – included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Changes in Shareholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a)(2)The response to this portion of Item 15 is included in Part II, Item 8 above.

(a)(3)Exhibits – See Exhibit Index, which is incorporated in this item by reference.

HAMPTON ROADS BANKSHARES, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampton Roads Bankshares, Inc.

March 14, 2014/s/ Douglas J. Glenn

Douglas J. Glenn

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated.

SIGNATURECAPACITYDATE

/s/ Douglas J. Glenn	President, Chief Executive Officer,	March 14, 2014
Douglas J. Glenn	and Director
(Principal Executive Officer)

/s/ Thomas B. Dix III	Executive Vice President, Chief Financial Officer,	March 14, 2014
Thomas B. Dix III	and Treasurer
(Principal Financial Officer)

/s/ Myra Maglalang Langston	Senior Vice President, Controller,	March 14, 2014
Myra Maglalang-Langston	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Charles M. Johnston	Chairman of the Board	March 14, 2014
Charles M. Johnston

/s/ James F. Burr	Director	March 14, 2014
James F. Burr

/s/ Patrick E. Corbin	Director	March 14, 2014
Patrick E. Corbin

/s/ Henry P. Custis, Jr.	Director	March 14, 2014
Henry P. Custis, Jr.

HAMPTON ROADS BANKSHARES, INC.

/s/ Robert B. Goldstein	Director	March 14, 2014
Robert B. Goldstein

/s/ Hal F. Goltz	Director	March 14, 2014
Hal F. Goltz

/s/ Stephen J. Gurgovits, Sr.	Director	March 14, 2014
Stephen J. Gurgovits, Sr.

/s/ William A. Paulette	Director	March 14, 2014
William A. Paulette

/s/ John S. Poelker	Director	March 14, 2014
John S. Poelker

/s/ Billy G. Roughton	Director	March 14, 2014
Billy G. Roughton

/s/ W. Lewis Witt	Director	March 14, 2014
W. Lewis Witt

HAMPTON ROADS BANKSHARES, INC.

Exhibit Index

Hampton Roads Bankshares, Inc.

3.1

Amended and Restated Articles of Incorporation of Hampton Roads Bankshares, Inc., incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 25, 2013.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, attached as Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated September 24, 2009, incorporated herein by reference.

4.1	Specimen of Common Stock Certificate, incorporated by reference from Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010.

4.2

Amended and Restated Warrant for Purchase of Shares of Common Stock issued to the United States Department of the Treasury, incorporated by reference from Exhibit 10.2 to the Registrant's Form 8-K, filed August 18, 2010.

4.3

Letter Agreement, dated December 31, 2008, by and between Hampton Roads Bankshares, Inc. and the United States Department of the Treasury, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed January 5, 2009.

4.4

Exchange Agreement, dated August 12, 2010, by and between Hampton Roads Bankshares, Inc. and the United States Department of the Treasury,  incorporated by reference form Exhibit 10.1 to the Registrant's Form 8-K, filed August 18, 2010.

4.5

Standby Purchase Agreement, dated May 21, 2012, by and between Hampton Roads Bankshares, Inc., Anchorage, Carlyle, and CapGen incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed May 24, 2012.

10.1	Second Amended and Restated Investment Agreement, dated August 11, 2010, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed August 17, 2010.

10.2	Amended and Restated CapGen Investment Agreement, dated August 11, 2010, incorporated by reference from Exhibit 10.2 to the Registrant's Form 8-K, filed August 17, 2010.

10.3	Form of Second Amended and Restated Securities Purchase Agreement, incorporated by reference from Exhibit 10.3 to the Registrant's Form 8-K, filed August 17, 2010.

10.4	Amended and Restated Securities Purchase Agreement, dated August 11, 2010, incorporated by reference from Exhibit 10.4 to the Registrant's Form 8-K, filed August 17, 2010.

10.5	Carlyle Investor Letter, dated August 11, 2010, incorporated by reference from Exhibit 10.5 to the Registrant's Form 8-K, filed August 17, 2010.

10.6	Anchorage Investor Letter, dated August 11, 2010, incorporated by reference from Exhibit 10.6 to the Registrant's Form 8-K, filed August 17, 2010.

10.7	CapGen Investor Letter, dated August 11, 2010, incorporated by reference from Exhibit 10.7 to the Registrant's Form 8-K, filed August 17, 2010.

HAMPTON ROADS BANKSHARES, INC.

10.8	Consent Letter with affiliate of Davidson Kempner, dated August 11, 2010, incorporated by reference from Exhibit 10.8 to the Registrant's Form 8-K, filed August 17, 2010.

10.9	Consent Letter with affiliates of Fir Tree, dated August 11, 2010, incorporated by reference from Exhibit 10.9 to the Registrant's Form 8-K, filed August 17, 2010.

10.10

Assignment and Assumption Agreement, among Goldman, Sachs, & Co., CapGen Capital Group VI LP, and C12 Protium Value Opportunities Ltd, dated September 23, 2010, incorporated by reference from Exhibit 10.10 to the Registrant's Form 8-K, filed September 23, 2010.

10.11	Director Retirement Plan, dated as of November 28, 2006, attached as Exhibit 10.28 to the Registrant's Annual Report on Form 10-K dated March 11, 2008, incorporated herein by reference.

10.12

Amended and Restated Employment Agreement, dated as of February 13, 2012, between the Registrant, The Bank of Hampton Roads, and Douglas J. Glenn, attached as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed February 17, 2012, incorporated herein by reference.

10.13

Supplemental Retirement Agreement (as electronically amended and restated), dated May 27, 2008, between The Bank of Hampton Roads and Douglas J. Glenn, attached as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, incorporated herein by reference.

10.14	Hampton Roads Bankshares, Inc. 2011 Omnibus Incentive Plan, attached as Exhibit 4.13 to the Registrant's Registration Statement on Form S-8, filed December 20, 2011, incorporated herein by reference.

10.15

Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of January 1, 2005, attached as Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.16

First Amendment to Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of December 30, 2008, attached as Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.17

Second Amendment to Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of December 30, 2008, attached as Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.18

Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of March 14, 2006, attached as Exhibit 10.1 to the Registrant's Registration Statement on Form S-8 (Registration No. 333-134583) dated May 31, 2006, incorporated herein by reference.

10.19

First Amendment to Hampton Roads Bankshares, Inc. 2006 Stock Incentive Plan, dated as of December 26, 2008 attached as Exhibit 10.47 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

10.20

Non-Qualified Limited Stock Option Plan for Directors and Employees, dated March 31, 1994, attached as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

HAMPTON ROADS BANKSHARES, INC.

10.21

Gateway Financial Holdings, Inc. 2005 Omnibus Stock Ownership and Long-Term Incentive Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 333-127978) dated August 31, 2005, incorporated herein by reference.

10.22

Gateway Financial Holdings, Inc. 2001 Non-statutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 333-98021) dated August 13, 2002,  incorporated herein by reference.

10.23

Gateway Financial Holdings, Inc. 1999 Incentive Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 333-98025) dated August 13, 2002, incorporated herein by reference.

10.24

Gateway Financial Holdings, Inc. 1999 Non-statutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 333-98027) dated August 13, 2002, incorporated herein reference.

10.25

Gateway Financial Holdings, Inc. 1999 BOR Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 333-144841) dated July 25, 2007, incorporated herein by reference.

10.26

Shore Financial Corporation 2001 Stock Incentive Plan, attached as Exhibit 99 to Shore Financial Corporation's Registration Statement on Form S-8 (Registration No. 333-82838) dated February 15, 2002, incorporated herein by reference.

10.27

Shore Savings Bank, F.S.B. 1992 Stock Option Plan dated November 10, 1992, attached as Exhibit 10 to Shore Financial Corporation's Registration Statement on Form S-4EF dated September 15, 1997, incorporated herein by reference.

10.28

Purchase & Assumption Agreement, dated July 14, 2011, by and between The Bank of Hampton Roads and The East Carolina Bank, incorporated by reference from the Registrant's Form 8-K, filed July 14, 2011.

10.29

Asset Purchase Agreement, dated August 1, 2011, by and among Bankers Insurance, L.L.C., Gateway Insurance Services, Inc., and The Bank of Hampton Roads, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed August 2, 2011.

10.30

Employment Agreement (as amended), dated January 8, 2008, between Shore Bank and Robert J. Bloxom, attached as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, incorporated herein by reference.

10.31

Asset Purchase Agreement, dated April 30, 2012, by and between Hampton Roads Bankshares, Inc. and Bank of North Carolina, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed April 30, 2012.

10.32	Amended Omnibus Plan, dated June 25, 2012, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed June 25, 2012.

10.33

Settlement Agreement and Mutual Release, effective August 17, 2012, by and among Hampton Roads Bankshares, Inc., The Bank of Hampton Roads, and John A. B. Davies, Jr., incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed August 22, 2012.

HAMPTON ROADS BANKSHARES, INC.

10.34	Form of Restricted Stock Unit Award Agreement, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed January 2, 2013.

10.35

Employment Agreement, dated May 22, 2013, between Donna W. Richards and The Bank of Hampton Roads, Inc. incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 2013, filed August 14, 2013.

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

101

The following materials from the Hampton Roads Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, filed herewith.