Form 10-K/A
period 2013-12-31
HAMPTON ROADS BANKSHARES INC
filed 2014-03-26
CIK 1143155

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to Hampton Roads Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 14, 2014 (the “Original Filing”), is being filed solely to correct certain errors to the eXtensible Business Reporting Language (“XBRL”) information and to include certain XBRL information that was inadvertently excluded from Exhibit 101 of the timely filed Original Filing.

This Amendment No. 1 to the Form 10-K speaks as of the date of the Original Filing, does not reflect subsequent events occurring after the date of the Original Filing or modify or update in any way any disclosures made in the Original Filing. Other than as described above, no other changes have been made to the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hampton Roads Bankshares, Inc

March 26, 2014	/s/ Douglas J. Glenn
Douglas J. Glenn
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

21.1	A list of the subsidiaries of Hampton Roads Bankshares, Inc.*

23.1	Consent of KPMG LLP.*

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.**

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.**

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.**

99.1	TARP Certification of Chief Executive Officer and Chief Financial Officer.*

101

The following materials from the Hampton Roads Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.**

* Previously filed.

** Filed herewith.