Form 10-K/A
period 2013-12-31
HAMPTON ROADS BANKSHARES INC
filed 2014-03-26
CIK 1143155

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 2 to Hampton Roads Bankshares, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2014 (the “Original Filing”), is being filed solely to correct a filing error committed by the Company’s third party SEC reporting vendor in the Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002, (the “Certification”)  filed as Exhibit 32.1 to Amendment No. 1 to the Original Filing, filed on March 26, 2014 (Amendment No. 1). The error caused our Chief Executive Officer’s title to be duplicated under the signature line for our Chief Financial Officer. This Amendment No. 2 corrects that error by properly referencing our Chief Financial Officer’s position under his signature line.

This Amendment No. 2 to the Form 10-K speaks as of the date of the Original Filing, does not reflect subsequent events occurring after the date of the Original Filing or modify or update in any way any disclosures made in the Original Filing. Other than as described above, no other changes have been made to the Original Filing or Amendment No. 1.

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

101

The following materials from the Hampton Roads Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.*

* Previously filed.

** Filed herewith.