Form 10-Q
period 2014-03-31
HAMPTON ROADS BANKSHARES INC
filed 2014-05-09
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒No ☐

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

Yes ☐    No ☒

The number of shares outstanding of the issuer’s common stock as of April  30, 2014 was 170,263,264 shares, par value $0.01.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)	March 31, 2014	December 31, 2013
Assets:
Cash and due from banks	$17,568	$18,806
Interest-bearing deposits in other banks	698	654
Overnight funds sold and due from Federal Reserve Bank ("FRB")	89,866	42,841
Investment securities available for sale, at fair value	318,374	325,484
Restricted equity securities, at cost	16,419	17,356

Loans held for sale	20,544	25,087

Loans	1,349,743	1,384,531
Allowance for loan losses	(31,260)	(35,031)
Net loans	1,318,483	1,349,500
Premises and equipment, net	66,565	67,146
Interest receivable	4,567	4,811
Other real estate owned and repossessed assets,
net of valuation allowance	27,619	36,665
Intangible assets, net	1,288	1,437
Bank-owned life insurance	49,773	50,802
Other assets	13,848	9,683
Totals assets	$1,945,612	$1,950,272
Liabilities and Shareholders' Equity:
Deposits:
Noninterest-bearing demand	$241,748	$245,409
Interest-bearing:
Demand	605,697	600,315
Savings	58,873	62,283
Time deposits:
Less than $100	325,357	324,635
$100 or more	286,236	290,686
Total deposits	1,517,911	1,523,328
Federal Home Loan Bank borrowings	188,958	194,178
Other borrowings	29,086	28,983
Interest payable	6,341	6,025
Other liabilities	13,524	13,912
Total liabilities	1,755,820	1,766,426
Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000,000 shares authorized; none issued
and outstanding	-	-
Common stock, $0.01 par value; 1,000,000,000 shares
authorized; 170,263,264 and 170,263,264 shares issued
and outstanding on March 31, 2014 and December 31, 2013,
respectively	1,703	1,703
Capital surplus	587,786	587,424
Retained deficit	(401,005)	(404,864)
Accumulated other comprehensive income (loss), net of tax	1,130	(865)
Total shareholders' equity before non-controlling interest	189,614	183,398
Non-controlling interest	178	448
Total shareholders' equity	189,792	183,846
Total liabilities and shareholders' equity	$1,945,612	$1,950,272

See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	Three Months Ended
(unaudited)	March 31, 2014	March 31, 2013
Interest Income:
Loans, including fees	$15,692	$17,673
Investment securities	2,234	1,815
Overnight funds sold and due from FRB	32	42
Total interest income	17,958	19,530
Interest Expense:
Deposits:
Demand	623	509
Savings	8	10
Time deposits:
Less than $100	772	1,000
$100 or more	737	1,008
Interest on deposits	2,140	2,527
Federal Home Loan Bank borrowings	422	486
Other borrowings	441	587
Total interest expense	3,003	3,600
Net interest income	14,955	15,930
Provision for loan losses	100	-
Net interest income
after provision for loan losses	14,855	15,930
Noninterest Income:
Mortgage banking revenue	1,811	5,964
Service charges on deposit accounts	1,159	1,217
Income from bank-owned life insurance	3,216	373
Gain on sale of investment securities available for sale
(includes $67 and $0 accumulated other
comprehensive income reclassifications for unrealized
net gains on available for sale securities during the three months ended
March 31, 2014, and March 31, 2013, respectively)	67	-
Loss on sale of premises and equipment	(13)	(127)
Impairment of premises and equipment	-	(2,825)
Gain (loss) on sale of other real estate owned and repossessed assets	221	(234)
Other than temporary impairment of other real estate owned and repossessed assets	(336)	(670)
Visa check card income	593	596
Rental Income	153	152
Other	431	982
Total noninterest income	7,302	5,428
Noninterest Expense:
Salaries and employee benefits	9,567	10,956
Professional and consultant fees	1,232	893
Occupancy	1,719	1,802
FDIC insurance	901	1,018
Data processing	1,147	797
Problem loan and repossessed asset costs	433	480
Equipment	373	464
Directors' and regional board fees	387	241
Advertising and marketing	254	260
Other	2,504	2,521
Total noninterest expense	18,517	19,432
Income before provision for income taxes	3,640	1,926
Provision for income taxes	7	-
Net income	3,633	1,926
Net income (loss) attributable to non-controlling interest	(226)	1,294
Net income attributable to
Hampton Roads Bankshares, Inc.	$3,859	$632

Per Share:
Cash dividends declared	$-	$-
Basic income	$0.02	$0.00
Diluted income	$0.02	$0.00
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three Months Ended
(unaudited)	March 31, 2014		March 31, 2013

Net income		$3,633		$1,926
Other comprehensive income (loss),
net of tax
Change in unrealized gain (loss)
on securities available for sale	$2,062		$(239)
Reclassification adjustment for
securities gain included in
net income	(67)		-
Other comprehensive income (loss),
net of tax		1,995		(239)
Comprehensive income		5,628		1,687
Comprehensive income (loss) attributable
to non-controlling interest		(226)		1,294
Comprehensive income attributable to
Hampton Roads Bankshares, Inc.		$5,854		$393

See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Non-	Total
(in thousands, except share data)	Common Stock		Capital	Retained	Comprehensive	controlling	Shareholders'
(unaudited)	Shares	Amount	Surplus	Deficit	Income (Loss)	Interest	Equity
Balance at December 31, 2013	170,263,264	$1,703	$587,424	$(404,864)	$(865)	$448	$183,846

Net income	-	-	-	3,859	-	(226)	3,633
Other comprehensive income	-	-	-	-	1,995	-	1,995
Share-based compensation expense	-	-	362	-	-	-	362
Distributed non-controlling interest	-	-	-	-	-	(44)	(44)
Balance at March 31, 2014	170,263,264	$1,703	$587,786	$(401,005)	$1,130	$178	$189,792

See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Three Months Ended
(unaudited)	March 31, 2014	March 31, 2013
Operating Activities:
Net income	$3,633	$1,926
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	833	901
Amortization of intangible assets and fair value adjustments	46	600
Provision for loan losses	100	-
Proceeds from mortgage loans held for sale	86,389	209,850
Originations of mortgage loans held for sale	(81,846)	(177,628)
Share-based compensation expense	362	161
Net amortization of premiums and accretion of discounts
on investment securities available for sale	526	718
Income from bank-owned life insurance	(3,216)	(373)
Gain on sale of investment securities available for sale	(67)	-
Loss on sale of premises and equipment	13	127
Impairment of premises and equipment	-	2,825
(Gain) loss on sale of other real estate owned and repossessed assets	(221)	234
Other-than-temporary impairment of other real estate owned and repossessed assets	336	670
Changes in:
Interest receivable	244	(294)
Other assets	(2,146)	7,803
Interest payable	316	299
Other liabilities	(388)	42
Net cash provided by operating activities	4,914	47,861
Investing Activities:
Proceeds from maturities and calls of investment
securities available for sale	8,405	18,747
Proceeds from sale of investment securities available for sale	16,526	-
Purchase of investment securities available for sale	(16,285)	(35,918)
Purchase of restricted equity securities	(25)	(55)
Purchase of premises and equipment	(332)	(279)
Net decrease in loans	30,993	12,074
Proceeds from bank-owned life insurance death benefit	2,226	-
Proceeds from sale of restricted equity securities	962	798
Proceeds from sale of other real estate owned
and repossessed assets, net	8,855	3,305
Proceeds from sale of premises and equipment	70	305
Net cash provided by (used in) investing activities	51,395	(1,023)
Financing Activities:
Net decrease in deposits	(5,417)	(22,607)
Repayments of Federal Home Loan Bank borrowings	(5,017)	(17)
Distributed non-controlling interest	(44)	(1,209)
Net cash used in financing activities	(10,478)	(23,833)
Increase in cash and cash equivalents	45,831	23,005
Cash and cash equivalents at beginning of period	62,301	101,217
Cash and cash equivalents at end of period	$108,132	$124,222
Supplemental cash flow information:
Cash paid for interest	$2,687	$3,301
Cash (refunded) from income taxes	-	(5,224)
Supplemental non-cash information:
Change in unrealized gain (loss) on securities available for sale	$1,995	$(239)
Transfer from other real estate owned and
repossessed assets to loans	901	-
Transfer from loans to other real estate owned
and repossessed assets	825	5,828
Transfers from premises and equipment to other real
estate owned and repossessed assets	-	3,352
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hampton Roads Bankshares, Inc., (the “Company,” “we,” “us,” or “our”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.  The Company has two banking subsidiaries, Bank of Hampton Roads (“BOHR”) and Shore Bank (“Shore”, collectively the “Banks”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).

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

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon a Foreclosure, which clarifies when banks and similar institutions (creditors) should reclassify mortgage loans collateralized by residential real estate properties from the loan portfolio to other real estate owned (OREO). The ASU defines when an in-substance repossession or foreclosure has occurred and when a creditor is considered to

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

have received physical possession of residential real estate property collateralizing a consumer mortgage loan. This ASU allows for prospective or modified retrospective application. The effective date for public business entities is for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.

NOTE B - Regulatory Matters

Effective June 9, 2010, the Company and its banking subsidiary, BOHR, entered into a written agreement (herein called the “Written Agreement”) with the Federal Reserve Bank of Richmond (“FRB”) and the Bureau of Financial Institutions of the Virginia State Corporation Commission (“Bureau of Financial Institutions” or ”BFI”).  The Written Agreement was terminated on February 20, 2014 and the Company and BOHR are no longer subject to its terms and conditions.  Shore was not subject to the Written Agreement.

On March 26, 2014 the Company and BOHR entered into a Memorandum of Understanding (the “MOU”) with the FRB and the BFI. Under the MOU, the Company and BOHR have agreed that they will receive the prior written approval of the FRB and the BFI before, (i) either the Company or BOHR declares or pays dividends of any kind; (ii) the Company makes any payments on its trust preferred securities; (iii) the Company incurs or guarantees any debt; or (iv) the Company purchases or redeems any shares of its stock. In addition, the MOU institutes certain reporting requirements and addresses ongoing regulatory requirements. Shore is not a party to the MOU and is not subject to its restrictions or requirements.

On April 14, 2014, the United States Department of the Treasury (“Treasury”) sold its Common Stock, which it acquired through the Company’s participation in the Capital Purchase Program (“CPP”) of the Treasury’s Troubled Asset Relief Program (“TARP”). As a result of participation in TARP, our executives and certain of our employees were subject to compensation related limitations and restrictions, which applied so long as the Treasury held the Common Stock it received in return for the financial assistance it provided us (disregarding any warrants to purchase our Common Stock that the Treasury may hold). Therefore, the compensation related limitations and restrictions will not apply to compensation earned after the Treasury’s sale. In connection with the Treasury’s sale, the Company agreed to cancel certain restricted stock units that became non-payable under the Treasury’s TARP regulations at the time of sale.

NOTE C - Earnings Per Share

The following table shows the basic and diluted earnings (loss) per share calculations for the three months ended March 31, 2014 and 2013.

(in thousands, except share and per share data)	March 31, 2014	March 31, 2013
Net income attributable to
Hampton Roads Bankshares, Inc.	$3,859	$632
Shares:
Weighted average number
of common shares outstanding	170,477,548	170,390,149
Dilutive stock awards and warrants	751,215	391,254
Diluted weighted average number of
common shares outstanding	171,228,763	170,781,403
Basic income per share	$0.02	$0.00
Diluted income per share	$0.02	$0.00

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

NOTE D - Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale at March 31, 2014 and December 31, 2013 were as follows.

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. agency securities	$20,237	$578	$4	$20,811
State and municipal securities	525	32	-	557
Corporate bonds	14,483	320	14	14,789
Mortgage-backed securities -
Agency	222,844	2,567	2,619	222,792
Non-agency	7,840	112	6	7,946
Asset-backed securities	50,346	150	489	50,007
Equity securities	969	503	-	1,472
Total investment securities
available for sale	$317,244	$4,262	$3,132	$318,374

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. agency securities	$21,500	$573	$75	$21,998
State and municipal securities	525	12	-	537
Corporate bonds	17,212	338	8	17,542
Mortgage-backed securities -
Agency	227,662	2,367	4,184	225,845
Non-agency	8,150	62	32	8,180
Asset-backed securities	50,330	129	588	49,871
Equity securities	970	541	-	1,511
Total investment securities
available for sale	$326,349	$4,022	$4,887	$325,484

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Unrealized losses

The following tables reflect the fair values and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013.

	March 31, 2014
(in thousands)	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. agency securities	$3,315	$4	$-	$-	$3,315	$4
Corporate bonds	3,687	14	-	-	3,687	14
Mortgage-backed securities -
Agency	98,333	2,423	3,180	196	101,513	2,619
Non-agency	1,066	6	-	-	1,066	6
Asset-backed securities	32,465	489	-	-	32,465	489
	$138,866	$2,936	$3,180	$196	$142,046	$3,132

	December 31, 2013
(in thousands)	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. agency securities	$5,793	$75	$-	$-	$5,793	$75
Corporate bonds	3,706	8	-	-	3,706	8
Mortgage-backed securities -
Agency	118,921	3,946	3,221	238	122,142	4,184
Non-agency	2,127	32	-	-	2,127	32
Asset-backed securities	36,244	588	-	-	36,244	588
	$166,791	$4,649	$3,221	$238	$170,012	$4,887

Debt securities with unrealized losses totaling $3.1 million at March 31, 2014 included one U.S. agency security,  two corporate securities, thirty-eight mortgage-backed agency securities, three mortgage-backed non-agency securities, and twelve asset-backed securities, compared with unrealized losses totaling $4.9 million at December 31, 2013 which included two U.S. agency securities, two corporate securities, forty-five mortgage-backed agency securities, six mortgage-backed non-agency securities, and thirteen asset-backed securities. The severity and duration of unrealized losses is expected to fluctuate with market interest rates.

Other-than-temporary impairment (“OTTI”)

During the three months ended March 31, 2014 and 2013, no securities were determined to be other-than-temporarily impaired and no impairment losses were recognized through noninterest income.

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

Maturities of investment securities

The amortized cost and fair value by contractual maturity of investment securities available for sale that are not determined to be other-than-temporarily impaired at March  31, 2014 and December 31, 2013  are shown below.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed and asset-backed securities, which are not due at a single maturity date, and equity securities, which do not have contractual maturities, are shown separately.

	March 31, 2014		December 31, 2013
	Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year
but less than five years	12,952	13,198	13,187	13,440
Due after five years
but less than ten years	6,078	6,372	9,311	9,659
Due after ten years	16,215	16,587	16,739	16,978
Mortgage-backed securities -
Agency	222,844	222,792	227,662	225,845
Non-agency	7,840	7,946	8,150	8,180
Asset-backed securities	50,346	50,007	50,330	49,871
Equity securities	969	1,472	970	1,511
Total available-for-sale securities	$317,244	$318,374	$326,349	$325,484

Federal Home Loan Bank (“FHLB”)

The Company’s investment in FHLB stock totaled $10.2 million at March 31, 2014 and $11.1 million at December 31, 2013.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security because it is required to be held in order to access FHLB advances (i.e. borrowings).  It is carried at cost as there is no active market or exchange for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2014 and December 31, 2013, and no impairment has been recognized.

Federal Reserve Bank (“FRB”) and Other Restricted Stock

The Company’s investment in FRB and other restricted stock totaled $6.2 million at March 31, 2014 and December 31, 2013.  FRB stock comprises the majority of this amount and is generally viewed as a long-term investment and as a restricted investment security as it is required to be held to effect membership in the Federal Reserve System.  It is carried at cost as there is not an active market or exchange for the stock other than the FRB or member institutions.  The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2014 and December 31, 2013, and no impairment has been recognized.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

NOTE E - Loans and Allowance for Loan Losses

The Company offers a full range of commercial, real estate, and consumer loans.  Our loan portfolio is comprised of the following categories:  commercial and industrial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment.  Our primary lending objective is to meet business and consumer needs in our market areas while maintaining our standards of profitability and credit quality and enhancing client relationships.  All lending decisions are based upon a thorough evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan.  Personal guarantees are required on most loans; however, prudent exceptions are made on occasion based upon the financial viability of the borrowing entity or the underlying project that is being financed.

The total of our loans by segment at March 31, 2014 and December 31, 2013 are as follows.

(in thousands)	March 31, 2014	December 31, 2013

Commercial and Industrial	$206,130	$225,492
Construction	149,067	158,473
Real estate - commercial mortgage	588,480	590,475
Real estate - residential mortgage	355,074	354,035
Installment	52,439	57,623
Deferred loan fees and related costs	(1,447)	(1,567)

Total loans	$1,349,743	$1,384,531

Allowance for Loan Losses

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the three months ended March 31, 2014, and 2013 is as follows.

	March 31, 2014
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage		Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,404	$9,807	$10,135	$7,914		$521	$4,250	$35,031
Charge-offs	(132)	(2,824)	(1,630)	(501)		(80)	-	(5,167)
Recoveries	97	664	217	250	-	68	-	1,296
Provision	587	(1,176)	(715)	800		961	(357)	100
Ending balance	$2,956	$6,471	$8,007	$8,463		$1,470	$3,893	$31,260

Ending balance: attributable to
loans individually evaluated
for impairment	$1,364	$3,108	$2,979	$3,753		$507		$11,711
Recorded investment: loans
individually evaluated for
impairment	$3,567	$11,454	$30,561	$24,052		$1,256
Ending balance: attributable to
loans collectively evaluated
for impairment	$1,592	$3,363	$5,028	$4,710		$963	$3,893	$19,549
Recorded investment: loans
collectively evaluated for
impairment	$202,563	$137,613	$557,919	$331,022		$51,183

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

	March 31, 2013
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$6,253	$15,728	$9,862	$9,953	$887	$5,699	$48,382
Charge-offs	(2,199)	(1,087)	(423)	(2,129)	(185)	-	(6,023)
Recoveries	674	226	273	84	93	-	1,350
Provision	114	2	(2,397)	1,355	243	683	-
Ending balance	$4,842	$14,869	$7,315	$9,263	$1,038	$6,382	$43,709

Ending balance: attributable to
loans individually evaluated
for impairment	$2,271	$5,384	$1,678	$3,729	$53		$13,115
Recorded investment: loans
individually evaluated for
impairment	$16,542	$29,370	$37,428	$27,952	$310
Ending balance: attributable to
loans collectively evaluated
for impairment	$2,571	$9,485	$5,637	$5,534	$985	$6,382	$30,594
Recorded investment: loans
collectively evaluated for
impairment	$223,021	$170,412	$515,922	$336,791	$55,986

Impaired Loans

Total impaired loans were $70.9 million and $67.6 million at March 31, 2014, and December 31, 2013, respectively. Impaired loans increased by $3.3 million in the quarter primarily as a result of three credit relationships that became impaired and subsequently designated as nonperforming loans during the quarter.

Collateral dependent impaired loans were $65.3 million and $61.9 million at March 31, 2014, and December 31, 2013, respectively, and are measured at the fair value of the underlying collateral less costs to sell. Impaired loans for which no allowance is provided totaled $38.2 million and $34.7 million at March 31, 2014, and December 31, 2013.

Loans written down to their estimated fair value of collateral less the costs to sell account for $8.6 million and $9.4 million of the impaired loans for which no allowance has been provided as of March 31, 2014, and December 31, 2013, respectively, and the weighted average age of appraisals for these loans is 0.63 years at March 31, 2014.

The remaining impaired loans for which no allowance is provided are expected to be fully covered by the fair value of the collateral, and therefore, no loss is expected on these loans.

The following charts show recorded investment, unpaid balance, and related allowance, as of March 31, 2014 and December 31, 2013, as well as average investment and interest recognized for the three months ended March 31, 2014 and 2013, for impaired loans by major segment and class.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

				Three Months Ended
	March 31, 2014			March 31, 2014
	Recorded	Unpaid	Related	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$1,766	$2,654	$-	$1,911	$3
Construction
1-4 family residential
construction	-	-	-	-	-
Commercial construction	6,365	11,537	-	6,946	13
Real estate
Commercial Mortgage
Owner occupied	16,170	17,277	-	16,590	94
Non-owner occupied	2,822	5,591	-	2,927	13
Residential Mortgage
Secured by 1-4 family
1st lien	8,924	10,227	-	9,557	27
Junior lien	2,086	3,235	-	2,319	3
Installment	62	127	-	65	-
	$38,195	$50,648	$-	$40,315	$153
With an allowance recorded:
Commercial & Industrial	$1,801	$1,933	$1,364	$1,840	$-
Construction
1-4 family residential
construction	-	-	-	-	-
Commercial construction	5,089	5,089	3,108	5,097	18
Real estate
Commercial Mortgage
Owner occupied	7,072	7,072	1,011	7,100	56
Non-owner occupied	4,497	4,517	1,968	5,471	-
Residential Mortgage
Secured by 1-4 family
1st lien	10,195	10,299	2,232	10,217	50
Junior lien	2,847	2,858	1,521	2,865	3
Installment	1,194	1,194	507	1,193	2
	$32,695	$32,962	$11,711	$33,783	$129
Total:
Commercial & Industrial	$3,567	$4,587	$1,364	$3,751	$3
Construction	11,454	16,626	3,108	12,043	31
Real estate
Commercial mortgage	30,561	34,457	2,979	32,088	163
Residential mortgage	24,052	26,619	3,753	24,958	83
Installment	1,256	1,321	507	1,258	2
Total	$70,890	$83,610	$11,711	$74,098	$282

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

				Three Months Ended
	December 31, 2013			March 31, 2013
	Recorded	Unpaid	Related	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$2,049	$3,108	$-	$4,695	$4
Construction
1-4 family residential
construction	-	-	-	2,328	-
Commercial construction	6,437	9,398	-	16,338	1
Real estate
Commercial Mortgage
Owner occupied	13,565	14,784	-	15,408	77
Non-owner occupied	2,998	5,767	-	3,633	14
Residential Mortgage
Secured by 1-4 family
1st lien	7,931	9,372	-	16,044	5
Junior lien	1,598	2,805	-	3,947	2
Installment	80	175	-	197	1
	$34,658	$45,409	$-	$62,590	$104
With an allowance recorded:
Commercial & Industrial	$932	$932	$505	$11,955	$9
Construction
1-4 family residential
construction	-	-	-	-	-
Commercial construction	7,306	7,305	5,108	11,706	52
Real estate
Commercial Mortgage
Owner occupied	6,868	6,945	849	15,377	85
Non-owner occupied	5,609	5,627	3,231	3,234	1
Residential Mortgage
Secured by 1-4 family
1st lien	9,695	9,779	2,221	8,999	89
Junior lien	2,332	2,332	1,178	1,766	6
Installment	158	295	49	115	1
	$32,900	$33,215	$13,141	$53,152	$243
Total:
Commercial & Industrial	$2,981	$4,040	$505	$16,650	$13
Construction	13,743	16,703	5,108	30,372	53
Real estate
Commercial mortgage	29,040	33,123	4,080	37,652	177
Residential mortgage	21,556	24,288	3,399	30,756	102
Installment	238	470	49	312	2
Total	$67,558	$78,624	$13,141	$115,742	$347

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Non-performing Assets

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and other real estate owned and repossessed assets.  Our non-performing assets ratio, defined as the ratio of loans 90 days past due and still accruing interest plus nonaccrual loans plus other real estate owned and repossessed assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 5.16% and 5.29% at March 31, 2014 and December 31, 2013, respectively. Non-performing assets as of March 31, 2014 and December 31, 2013, were as follows.

(in thousands)	March 31, 2014	December 31, 2013
Loans 90 days past due and still accruing interest	$298	$-
Nonaccrual loans, including nonaccrual impaired loans	44,242	39,854
Other real estate owned and repossessed assets	27,619	36,665
Non-performing assets	$72,159	$76,519

Nonaccrual Loans

A reconciliation of nonaccrual loans to impaired loans for the three months ended March 31, 2014 and the year ended December 31, 2013 is as follows.

(in thousands)	March 31, 2014	December 31, 2013
Nonaccrual loans, including nonaccrual impaired loans	$44,242	$39,854
TDRs on accrual	22,918	23,282
Impaired loans on accrual	3,730	4,422
Total impaired loans	$70,890	$67,558

Nonaccrual loans were $44.2 million at March 31, 2014 compared to $39.9 million at December 31, 2013.  If income on nonaccrual loans had been recorded under original terms, $551 thousand and $2.0 million of additional interest income would have been recorded for the three months ended March 31, 2014, and 2013 respectively.

The following table provides a rollforward of nonaccrual loans for the three months ended March 31, 2014.

			Real Estate
(in thousands)	Commercial & Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Total
Balance at December 31, 2013	$2,794	$10,614	$12,633	$13,679	$134	$39,854
Transfers in	797	1,173	4,169	4,632	1,090	11,861
Transfers to OREO	-	(45)	(143)	(637)	-	(825)
Charge-offs	(132)	(2,824)	(1,630)	(501)	(80)	(5,167)
Payments	(45)	(376)	(324)	(358)	8	(1,095)
Return to accrual	-	-	-	(386)	-	(386)
Loan type reclassification	-	-	-	-	-	-
Balance at March 31, 2014	$3,414	$8,542	$14,705	$16,429	$1,152	$44,242

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Age Analysis of Past Due Loans

An age analysis of past due loans as of March 31, 2014 and December 31, 2013 is as follows.

	March 31, 2014
							90 Days or
							More Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due and
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial & Industrial	$924	$-	$3,414	$4,338	$201,792	$206,130	$-
Construction
1-4 family residential
construction	-	-	-	-	15,968	15,968	-
Commercial construction	409	-	8,542	8,951	124,148	133,099	-
Real estate
Commercial Mortgage
Owner occupied	-	479	8,154	8,633	267,103	275,736	-
Non-owner occupied	287	-	6,551	6,838	305,906	312,744	-
Residential Mortgage
Secured by 1-4 family
1st lien	1,972	49	12,269	14,290	215,339	229,629	-
Junior lien	695	37	4,458	5,190	120,255	125,445	298
Installment	123	119	1,152	1,394	51,045	52,439	-
Deferred loan fees
and related costs	-	-	-	-	(1,447)	(1,447)	-
Total	$4,410	$684	$44,540	$49,634	$1,300,109	$1,349,743	$298

	December 31, 2013
							90 Days or
							More Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due and
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial & Industrial	$317	$-	$2,794	$3,111	$222,381	$225,492	$-
Construction
1-4 family residential
construction	298	-	-	298	17,879	18,177	-
Commercial construction	1,031	132	10,614	11,777	128,519	140,296	-
Real estate
Commercial Mortgage
Owner occupied	1,961	360	4,932	7,253	266,661	273,914	-
Non-owner occupied	200	517	7,701	8,418	308,143	316,561	-
Residential Mortgage
Secured by 1-4 family
1st lien	2,983	237	10,877	14,097	209,564	223,661	-
Junior lien	367	2	2,802	3,171	127,203	130,374	-
Installment	1	-	134	135	57,488	57,623	-
Deferred loan fees
and related costs	-	-	-	-	(1,567)	(1,567)	-
Total	$7,158	$1,248	$39,854	$48,260	$1,336,271	$1,384,531	$-

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Credit Quality

The following tables provide information on March 31, 2014 and December 31, 2013 about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator.

	March 31, 2014
		Special		Nonaccrual
(in thousands)	Pass	Mention	Substandard	Loans	Total
Commercial & Industrial	$181,064	$19,664	$1,988	$3,414	$206,130
Construction
1-4 family residential
construction	15,545	-	423	-	15,968
Commercial construction	86,450	35,011	3,096	8,542	133,099
Real estate
Commercial Mortgage
Owner occupied	226,422	31,831	9,329	8,154	275,736
Non-owner occupied	287,025	13,952	5,216	6,551	312,744
Residential Mortgage
Secured by 1-4 family
1st lien	182,759	27,554	7,047	12,269	229,629
Junior lien	114,421	4,826	2,038	4,160	125,445
Installment	50,064	1,000	223	1,152	52,439
Deferred loan fees
and related costs	(1,447)	-	-	-	(1,447)
Total	$1,142,303	$133,838	$29,360	$44,242	$1,349,743

	December 31, 2013
		Special		Nonaccrual
(in thousands)	Pass	Mention	Substandard	Loans	Total
Commercial & Industrial	$202,490	$17,371	$2,837	$2,794	$225,492
Construction
1-4 family residential
construction	17,288	277	612	-	18,177
Commercial construction	87,237	39,298	3,147	10,614	140,296
Real estate
Commercial Mortgage
Owner occupied	224,261	31,615	13,106	4,932	273,914
Non-owner occupied	278,124	23,924	6,812	7,701	316,561
Residential Mortgage
Secured by 1-4 family
1st lien	177,649	26,695	8,440	10,877	223,661
Junior lien	120,143	4,790	2,639	2,802	130,374
Installment	56,289	1,096	104	134	57,623
Deferred loan fees
and related costs	(1,567)	-	-	-	(1,567)
Total	$1,161,914	$145,066	$37,697	$39,854	$1,384,531

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Modifications

Loans meeting the criteria to be classified as Troubled Debt Restructurings (“TDRs”) are included in impaired loans. As of March 31, 2014 and December 31, 2013, loans classified as TDRs were $27.8 million and $31.0 million, respectively. The following table shows the loans classified as TDRs at March 31, 2014 and December 31, 2013.

(in thousands except number of contracts)	March 31, 2014		December 31, 2013
		Recorded		Recorded
Troubled Debt Restructurings	Number of Contracts	Investment	Number of Contracts	Investment
Commercial & Industrial	1	$118	2	$180
Construction
1-4 family residential construction	-	-	-	-
Commercial construction	13	5,272	14	8,192
Real estate
Commercial Mortgage
Owner occupied	13	15,237	14	15,466
Non-owner occupied	1	270	1	272
Residential Mortgage
Secured by 1-4 family, 1st lien	14	6,504	14	6,561
Secured by 1-4 family, junior lien	5	358	5	361
Installment	1	4	1	4
Total	48	$27,763	51	$31,036

Of total TDRs, $22.9 million was accruing and $4.8 million was nonaccruing at March 31, 2014 and $23.3 million was accruing and $7.8 million was nonaccruing at December 31, 2013.  Loans that are on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers whether such loans may return to accrual status.  TDRs in nonaccrual status are returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan in accordance with the modified terms.  For the three months ended March 31, 2014 $0 of the nonaccrual TDRs were returned to accrual status and for the year ended December 31, 2013, $647 thousand of the nonaccrual TDRs were returned to accrual status.

The following table shows a rollforward of accruing and nonaccruing TDRs for the three months ended March 31, 2014.

(in thousands)	Accruing	Nonaccruing	Total
Balance at December 31, 2013	$23,282	$7,754	$31,036
Charge-offs	-	(2,727)	(2,727)
Payments	(364)	(410)	(774)
New TDR designation	-	228	228
Release TDR designation	-	-	-
Transfer	-	-	-
Balance at March 31, 2014	$22,918	$4,845	$27,763

The allowance for loan losses allocated to TDRs was $1.8 million and $4.2 million at March 31, 2014 and December 31, 2013, respectively.  The total of TDRs charged off and the allocated portion of allowance for loan losses associated with TDRs charged off were $2.7 million and $2.7 million, respectively, during the three months ended March 31, 2014, and $970 thousand and $632 thousand, respectively, during the year ended December 31, 2013.

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

The following table shows a summary of the primary reason and pre- and post-modification outstanding recorded investment for loan modifications that were classified as TDRs during the three months ended March 31, 2014 and March 31, 2013.  These tables include modifications made to existing TDRs as well as new modifications that are considered TDRs for the periods presented.  TDRs made with a below market rate that also include a modification of loan structure are included under rate change.

March 31, 2014
(in thousands except number of contracts)	Rate			Structure
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial & Industrial	-	$-	$-	-	$-	$-
Construction
1-4 family residential construction	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Real estate
Commercial Mortgage
Owner occupied	-	-	-	-	-	-
Non-owner occupied	-	-	-	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	-	-	-	2	408	226
Secured by 1-4 family, junior lien	-	-	-	1	2	2
Installment	-	-	-	-	-	-
Total	-	$-	$-	3	$410	$228

March 31, 2013
(in thousands except number of contracts)	Rate			Structure
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial & Industrial	-	$-	$-	-	$-	$-
Construction
1-4 family residential construction	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Real estate
Commercial Mortgage
Owner occupied	-	-	-	2	4,721	4,721
Non-owner occupied	-	-	-	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	-	-	-	1	875	875
Secured by 1-4 family, junior lien	-	-	-	2	51	51
Installment	-	-	-	-	-	-
Total	-	$-	$-	5	$5,647	$5,647

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

The following table shows the balances as of March 31, 2014 and March 31, 2013 for loans modified as TDRs within the previous year and for which there was a payment default during the period.  The Company defines payment default as movement of the TDR to nonaccrual status.

(in thousands except number of contracts)	March 31, 2014		March 31, 2013
Troubled Debt Restructurings	Number of	Recorded	Number of	Recorded
That Subsequently Defaulted	Contracts	Investment	Contracts	Investment
Commercial & Industrial	-	$-	-	$-
Construction
1-4 family residential construction	-	-	-	-
Commercial construction	-	-	6	1,740
Real estate
Commercial Mortgage
Owner occupied	-	-	-	-
Non-owner occupied	-	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	-	-	1	650
Secured by 1-4 family, junior lien	-	-	-	-
Installment	-	-	-	-
Total	-	$-	7	$2,390

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

In determining the estimated fair value of collateral dependent impaired loans, the Company uses third party appraisals and, if necessary, utilizes a proprietary database of its own historical property appraisals in conjunction with external data and applies a relevant discount derived from analysis of appraisals of similar property type, vintage, and geographic location (for example, in situations where the most recent available appraisal is aged and an updated appraisal has not yet been received).

The Company does not participate in any government or company sponsored TDR programs and holds no corresponding assets.  Rather, loans are individually modified in situations where the Company believes it will minimize the probability of losses to the Company.  Additionally, the Company had no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs at March 31, 2014.

NOTE F - Other Real Estate Owned and Repossessed Assets

The following table shows a rollforward of other real estate owned and repossessed assets for the three months ended March 31, 2014.

(in thousands)	Amount
Balance at December 31, 2013	$36,665
Transfers in (via foreclosure)	825
Sales	(9,756)
Gain on sales	221
Impairments	(336)
Balance at March 31, 2014	$27,619

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Other real estate owned and repossessed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on these assets as of and for the three months ended March 31, 2014 and 2013 is as follows.

(in thousands)	March 31, 2014	March 31, 2013
Balance at beginning of year	$12,776	$19,100
Impairments	336	670
Charge-offs	(2,791)	(657)
Balance at end of period	$10,321	$19,113

Expenses applicable to other real estate owned and repossessed assets for the three months ended March 31, 2014, and 2013 include the following.

(in thousands)	March 31, 2014	March 31, 2013
(Gains) losses on sale of other real estate owned	$(221)	$234
Impairments	336	670
Operating expenses	359	247
Total	$474	$1,151

NOTE G - Share-Based Compensation Plans

On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan (the “Plan”), which provided for the grant of up to 2,750,000 shares of our Common Stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities.  On June 25, 2012, the Company’s shareholders approved an amendment to the Plan that increased the number of shares reserved for issuance under the Plan to 13,675,000 of which 11,461,967 remain to be granted as of March 31, 2014.

Stock Options

Outstanding stock options consist of grants made to the Company’s directors and employees under share-based compensation plans that have been approved by the Company’s shareholders.  All outstanding options have original terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over three to ten years.  No options were granted during the three months ended March 31, 2014.  A summary of the Company’s stock option activity and related information for the three months ended March 31, 2014 is as follows.

		Weighted	Average
	Options	Average	Intrinsic
	Outstanding	Exercise Price	Value
Balance at December 31, 2013	24,183	392.44	-
Expired	(1,340)	355.41	-
Balance at March 31, 2014	22,843	$394.62	$-
Options exercisable at
March 31, 2014	22,556	$395.74	$-

Restricted Stock Units

The Company granted restricted stock units to non-employee directors and certain employees as part of incentive programs.  The restricted stock units are settled in Common Stock of the Company and will generally vest over two years.  Grants of these awards were valued based on the closing price on the day of grant.  Compensation expense for outstanding restricted stock units is recognized ratably over the vesting periods of the awards.  The restricted stock units are not eligible to receive dividends or dividend equivalence until the RSUs are settled in Common Stock of the Company.  At that time, the participant will be entitled to all the same rights as a shareholder of the Company.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

A summary of the Company’s restricted stock unit activity and related information for the three months ended March 31, 2014 is as follows.

	Number of	Weighted-Average
	Non-Vested	Grant Date
	Stock Awards	Fair Value
Balance at December 31, 2013	1,860,930	1.32
Granted	69,639	1.62
Vested	-	-
Forfeited	-	-
Balance at March 31, 2014	1,930,569	$1.33

As of March 31, 2014, there was $1.3 million of total unrecognized compensation cost related to restricted stock units.  That cost is expected to be recognized over a weighted-average period of 1.8 years.

Compensation cost relating to share-based awards is accounted for in the consolidated financial statements based on the fair value of the share-based award.  Share-based compensation expense recognized in the consolidated statements of operations for the years ended March 31, 2014, and 2013 was as follows.

(in thousands)	March 31, 2014	March 31, 2013
Expense recognized:
Related to stock options	$-	$1
Related to restricted stock units	362	160
Related tax benefit	-	-

NOTE H - Business Segment Reporting

The Company has identified its operating segments by product and subsidiary bank.  The Company’s two community bank subsidiaries, BOHR and Shore, provide loan and deposit services through branches located in Virginia, North Carolina, and Maryland.  In addition to its banking operations, the Company has two additional reportable segments:  Mortgage and Corporate.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the 2013 Form 10-K.  Segment profit and loss is measured by net income prior to corporate overhead allocation.  Intersegment transactions are recorded at cost and eliminated as part of the consolidation process.  Because of the interrelationships between the segments, the information is not indicative of how the segments would perform if they operated as independent entities.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

The following tables show certain financial information as of and for the three months ended March 31, 2014 and 2013 for each segment and in total.

(in thousands)	Total	Elimination		BOHR	Shore	Mortgage		Corporate
Three Months Ended March 31, 2014
Net interest income (loss)	$14,955		$-	$12,385	$2,921		$89		$(440)
Provision for loan losses	100	-		(200)	300	-		-
Net interest income (loss)
after provision for loan losses	14,855		-	12,185	3,221		89		(440)
Noninterest income	7,302		(60)	4,933	618		1,810		1
Noninterest expense	18,517		(61)	12,357	2,974		2,360		887
Income (loss) before provision
for income taxes (benefit)	3,640		1	4,761	865		(461)		(1,326)
Provision for income taxes	7		-	-	7		-		-
Net income (loss)	3,633		1	4,761	858		(461)		(1,326)
Net income attributable to
non-controlling interest	(226)		-	-	-		(226)		-
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$3,859		$1	$4,761	$858		$(235)		$(1,326)
Total assets at March 31, 2014	$1,945,612		$(273,765)	$1,635,861	$325,914		$31,980		$225,622

(in thousands)
Three Months Ended March 31, 2013	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Net interest income (loss)	$15,930	$-	$13,279	$2,889	$200	$(438)
Provision for loan losses	-	-	(145)	145	-	-
Net interest income (loss)
after provision for loan losses	15,930	-	13,424	2,744	200	(438)
Noninterest income	5,428	(62)	(828)	(22)	5,963	377
Noninterest expense	19,432	(62)	12,616	2,849	3,533	496
Income (loss) before provision
for income taxes (benefit)	1,926	-	(20)	(127)	2,630	(557)
Provision for income taxes	-	-	-	-	-	-
Net income (loss)	1,926	-	(20)	(127)	2,630	(557)
Net income attributable to
non-controlling interest	1,294	-	-	-	1,294	-
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$632	$-	$(20)	$(127)	$1,336	$(557)
Total assets at March 31, 2013	$2,032,342	$(302,330)	$1,731,451	$317,404	$62,806	$223,011

NOTE I - Derivative Instruments

Derivatives are a financial instrument whose value is based on one or more underlying assets.  The Company originated residential mortgage loans for sale into the secondary market on both a best efforts and (from September 2012 to December 2013) on a mandatory delivery basis.  In connection with the underwriting process, the Company enters into commitments to lock-in the interest rate of the loan with the borrower prior to funding (“interest rate lock commitments”).  Generally, such interest rate lock commitments are for periods less than 60 days.  These interest rate lock commitments are considered derivatives.  The Company manages its exposure to changes in fair value associated with these interest rate lock commitments by entering into simultaneous agreements to sell the residential loans to third party investors shortly after their origination and funding.  At March 31, 2014 and at December 31, 2013 the Company had loans held for sale of $20.5 million and $25.1 million, respectively.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Under the contractual relationship in the best efforts method, the Company is obligated to sell the loans only if the loans close.  As a result of the terms of these contractual relationships, the Company is not exposed to changes in fair value nor will it realize gains related to its rate-lock commitments due to subsequent changes in interest rates.  At March 31, 2014 and at December 31, 2013, the Company had rate-lock commitments to originate residential mortgage loans (unfunded par amount of loans) on a best efforts basis in the amounts of $49.8 million and $35.6 million, respectively.

From September 2012 to December 2013, the Company sold some of its mortgage loan production on a mandatory delivery basis and using derivative instruments (essentially forward delivery commitments and To-Be-Announced securities) to manage the resulting interest rate risk.  These derivatives were entered into as balance sheet risk management instruments, and therefore, were not designated as an accounting hedge.  Under the mandatory delivery approach, residential mortgage loans held for sale and commitments to borrowers to originate loans at agreed upon interest rates exposed the Company to changes in market rates and conditions subsequent to the interest rate lock commitment until the loans are delivered to the investor.    Also, the decrease in the carrying value of the underlying loans and interest rate lock commitments totaled $247 thousand. Gains and losses on the Company’s derivative instruments are included within mortgage banking revenue on the Consolidated Statements of Operations.

Additionally, to meet the needs of its commercial customers, the Company uses interest rate swaps to manage its interest rate risk.  Derivative contracts are executed between the Company and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program enabling the commercial loan customers to effectively exchange variable-rate interest payments under their existing obligations for fixed-rate interest payments.  For the three months ended March 31, 2014 and 2013, the Company recorded a gain totaling $79 thousand and $203 thousand, respectively, related to trading income on the interest rate swaps included in the back-to-back swap program that was included within other noninterest income on the Consolidated Statements of Operations.

NOTE J - Fair Value Measurements

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

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

The following tables reflect the fair value of assets measured and recognized at fair value on a recurring basis in the consolidated balance sheets at March 31, 2014 and December 31, 2013.

(in thousands)		Fair Value Measurements at Reporting Date Using
Assets	March 31, 2014	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. agency securities	$20,811	$-	$20,811	$-
State and municipal securities	557	-	557	-
Corporate bonds	14,789	-	14,789	-
Mortgage-backed securities -
Agency	222,792	-	222,792	-
Non-agency	7,946	-	7,946	-
Asset-backed securities	50,007	-	50,007	-
Equity securities	1,472	1,183	-	289
Total investment securities
available for sale	318,374	1,183	316,902	289
Other assets
Interest rate lock commitments	597	-	-	597
Interest rate swaps	897	-	897	-

Total assets	$319,868	$1,183	$317,799	$886
Other Liabilities
Interest rate swaps	$897	$-	$897	$-
Total liabilities	$897	$-	$897	$-

(in thousands)		Fair Value Measurements at Reporting Date Using
Assets	December 31, 2013	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. agency securities	$21,998	$-	$21,998	$-
State and municipal securities	537	-	537	-
Corporate bonds	17,542	-	17,542	-
Mortgage-backed securities -
Agency	225,845	-	225,845	-
Non-agency	8,180	-	8,180	-
Asset-backed securities	49,871	-	49,871	-
Equity securities	1,511	1,222	-	289
Total investment securities
available for sale	325,484	1,222	323,973	289
Other assets
Interest rate lock commitments	844	-	-	844
Interest rate swaps	986	-	986	-

Total assets	$327,314	$1,222	$324,959	$1,133
Other Liabilities
Interest rate swaps	$986	$-	$986	$-
Total liabilities	$986	$-	$986	$-

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

The following table shows a rollforward of recurring fair value measurements categorized with Level 3 of the fair value hierarchy for the three months ended March 31, 2014 and 2013.

	Activity in Level 3		Activity in Level 3
	Fair Value Measurements		Fair Value Measurements
(in thousands)	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Investment	Derivative	Investment	Derivative
	Securities	Loan	Securities	Loan
Description	Available for Sale	Commitments	Available for Sale	Commitments
Beginning of period balance	$289	$844	$289	$2,040
Unrealized gains included in:
Earnings	-	-	-	-
Other comprehensive income	-	-	-	-
Purchases	-	-	-	-
Sales	-	-	-	-
Issuances	-	-	-	-
Settlements	-	(247)	-	(458)
End of period balance	$289	$597	$289	$1,582

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

Interest Rate Swaps.  The Company uses observable inputs to determine fair value of its interest rate swaps.  The valuation of these instruments is determined using widely accepted valuation techniques that are based on discounted cash flow analysis using the expected cash flows of each derivative over the contractual terms of the derivatives, including the period to maturity and market-based interest rate curves.  The fair value of the interest rate swaps is determined using a market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.  The variable cash payments were based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  Accordingly, the Company categorizes these financial instruments within Level 2 of the fair value hierarchy.

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

To assist in the discounting process, a valuation matrix was developed to provide valuation guidance for collateral dependent loans and other real estate owned where it was deemed that an existing appraisal was outdated as to current market conditions.  The matrix applies discounts to external appraisals depending on the type of real estate and age of the appraisal.  The discounts are generally specific point estimates; however in some cases, the matrix allows for a small range of values.  The discounts were based in part upon externally derived statistical data.  The discounts were also based upon management’s knowledge of market conditions and prices of sales of other real estate owned.  In addition, matrix value adjustments may be made by our independent appraisal group to reflect property value trends within specific markets as well as actual sales data from market transactions and/or foreclosed real estate sales.  It is the Company’s policy to classify these as Level 3 assets within the fair value hierarchy.  The weighted average age of appraisals for valuations of collateral dependent impaired loans was 0.63 years as of March 31, 2014.  Management periodically reviews the discounts in the matrix as compared to valuations from updated appraisals and modifies the discounts accordingly should updated appraisals reflect valuations significantly different than those derived utilizing the matrix.  To date, management believes the appraisal discount matrix has resulted in appropriate adjustments to existing appraisals thereby providing management with reasonable valuations for the collateral underlying the loan portfolio; however, while appraisals are indicators of fair value, the amount realized upon sale of these assets could be significantly different.

The following tables reflect the fair value of assets measured and recognized at fair value on a nonrecurring basis in the consolidated balance sheets at March 31, 2014 and December 31, 2013.

	Assets	Fair Value Measurements at
	Measured at	March 31, 2014 Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$54,115	$-	$-	$54,115

Other real estate owned
and repossessed assets	27,619	-	-	27,619

	Assets	Fair Value Measurements at
	Measured at	December 31, 2013 Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$49,319	$-	$-	$49,319

Other real estate owned
and repossessed assets	36,665	-	-	36,665

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

			Range of
(in thousands except for percentages)			Significant Unobservable
	Fair Value at	Significant Unobservable Inputs	Inputs as of
Type	March 31, 2014	by Valuation Technique	March 31, 2014
Derivative loan commitments	$597	Pull through rate	74%
		Percentage of loans that will
		ultimately close

Impaired loans	54,115	Appraised value	0 - 100%
		Discounts to reflect current market
		conditions, ultimate collectability,
		and estimated costs to sell

Other real estate owned	27,619	Appraised value	0 - 73%
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

(j)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments.  These deferred fees are not deemed significant at March 31, 2014 and December 31, 2013, and as such, the related fair values have not been estimated.

The carrying amounts and fair values of those financial instruments that are not recorded at fair value at March 31, 2014 and December 31, 2013 were as follows.

	March 31, 2014
	Carrying	Fair	Fair Value Measurements at Reporting Date Using
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,318,483	$1,333,590	$-	$-	$1,333,590
Financial Liabilities:
Deposits	1,517,911	1,488,517	-	1,488,517	-
FHLB borrowings	188,958	189,045	-	189,045	-
Other borrowings	29,086	29,086	-	29,086	-

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

	December 31, 2013
	Carrying	Fair	Fair Value Measurements at Reporting Date Using
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,349,500	$1,367,103	$-	$-	$1,367,103
Financial Liabilities:
Deposits	1,523,328	1,485,554	-	1,485,554	-
FHLB borrowings	194,178	194,191	-	194,191	-
Other borrowings	28,983	28,983	-	28,983	-
(1)Carrying amount and fair value includes impaired loans. Carrying amount is net of the allowance for loan losses.

NOTE K - Contingencies

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

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  When or if used in this quarterly report or any SEC filings, other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “is estimated,” “is projected,” or similar expressions are intended to identify “forward-looking statements.”

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

•

We have elected to defer payment of interest on our outstanding trust preferred securities issued by trust subsidiaries of our holding company and we expect to continue to defer the payment of interest until we receive approval to pay the deferred interest;

•	The Volcker Rule collateralized loan obligation provisions could result in adverse consequences for us, including lower earnings, lower tangible capital and/or lower regulatory capital;
•

We incurred significant losses from 2009 to 2012.  While we returned to profitability in 2013, and continued to be profitable during the three months ended March 31, 2014, we can make no assurances that will continue.  An inability to improve our profitability could adversely affect our operations and our capital levels;

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

•	We have had large numbers of problem loans relative to our peers. Although problem loans have declined significantly, there is no assurance that they will continue to do so;

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

•	Banking regulators have broad enforcement power, but regulations are meant to protect depositors and not investors;
•	The fiscal, monetary, and regulatory policies of the Federal Government and its agencies could have a material adverse effect on our results of operations;
•	Government legislation and regulation may adversely affect our business, financial condition, and results of operations;
•	Proposed and final regulations could restrict our ability to originate loans and/or attract certain types of deposits; and
•	The soundness of other financial institutions could adversely affect us.

Our forward-looking statements could be incorrect in light of these risks, uncertainties, and assumptions.  The future events, developments, or results described in this report could turn out to be materially different.  We have no obligation to publicly update or revise our forward-looking statements after the date of this report and you should not expect us to do so.

Critical Accounting Policies

U.S. generally accepted accounting principles (“GAAP”) are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex assumptions, judgments, and estimates.  Our assumptions, judgments, and estimates may be incorrect, and changes in such assumptions, judgments, and estimates may have a material impact on the consolidated financial statements.  Actual results, in fact, could differ materially from those estimates.  We consider our policies on allowance for loan losses, the valuation of deferred taxes, and the valuation of other real estate owned to be critical accounting policies. Refer to our 2013 Form 10-K for further discussion of these policies.

Material Trends and Uncertainties

General economic conditions in our major markets continue on a path of slow recovery. According to a recent Bureau of Labor Statistics report, it was estimated that the Hampton Roads region lost 4,000 jobs between December 2013 and January 2014, resulting in the largest decline since April 2009. Additionally, this employment report included the annual "benchmark revision," which revealed that regional employment in December 2013 was actually 10,400 less than previously estimated, meaning that the Hampton Roads region started the first quarter of 2014 with 14,400 fewer jobs than originally reported at the end of 2013.  The impact caused the regional unemployment rate to be at 5.7% in March 2014, compared to the 5.3% unemployment rate in December 2013.

During the first quarter of 2014, we have experienced soft overall loan growth, with originations not keeping pace with normal loan pay downs and charge offs, resulting in our balance of gross loans declining since December 31, 2013. Based on recent reports, the Federal Reserve’s intention is to continue to maintain a low interest rate environment at least into 2015.  This will certainly continue to place downward pressure on our net interest income

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

and our overall operating net income.  Due to the continued improvement in the credit quality of our portfolio, non-performing assets as a percentage of total assets improved during the first three months of 2014 compared to the same period in 2013. The elevation of mortgage interest rates which began in late summer 2013, has caused a dramatic decline in refinancing activity, and will continue to put downward pressure on overall mortgage banking revenue. Due to cost reduction initiatives implemented over the last few years, noninterest expense has declined improving our overall efficiency.

For further discussion of the material trends and uncertainties that may affect our results and financial condition, refer to the risk factors contained Part II Item 1A “Risk Factors” in this report.

Company Overview

Hampton Roads Bankshares, Inc. (the “Company”) is a multi-bank holding company headquartered in Virginia Beach, Virginia.  The Company’s primary subsidiaries are Bank of Hampton Roads (“BOHR”) and Shore Bank (“Shore” collectively the “Banks”).  The Banks engage in general community and commercial banking business, targeting the needs of individuals and small- to medium-sized businesses in our primary service areas.  Currently, BOHR operates 17 full-service offices in the Hampton Roads region of southeastern Virginia and 10 full-service offices throughout Richmond, Virginia and the Northeastern and Research Triangle regions of North Carolina that do business as Gateway Bank & Trust Co. (“Gateway”).  Shore operates 6 full-service offices in the Eastern Shore of Virginia and Maryland.  Through various affiliates, the Banks also offer mortgage banking and investment services.  Our largest investor shareholders include Anchorage Capital Group, L.L.C. (“Anchorage”), CapGen Capital Group VI LP (“CapGen”), and The Carlyle Group, L.P. (“Carlyle”).  Anchorage, CapGen, and Carlyle own 24.90%, 29.97%, and 24.90%, respectively, of the outstanding shares of our Common Stock as of March 31, 2014.

Our primary source of revenue is net interest income earned by our bank subsidiaries.  Net interest income represents interest and fees earned from lending and investment activities less the interest paid on deposits and borrowings.  Net interest income may be impacted by variations in the volume and mix of interest-earning assets and interest-bearing liabilities, changes in the yields earned and the rates paid, level of non-performing assets, and the level of noninterest-bearing liabilities available to support earning assets.  In addition to net interest income, noninterest income is another important source of revenue.  Noninterest income is derived primarily from service charges on deposits and mortgage banking revenue.  Gains and losses on the sale or impairment of our other real estate owned and repossessed assets are recognized in noninterest income.  Other significant factors that impact net income (loss) attributable to Hampton Roads Bankshares, Inc. are the provision for loan losses, and noninterest expense.

The direct lending activities in which the Company engages carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve") and general economic conditions, nationally and in the Company's primary market areas, have a significant impact on the Company's results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Company in full, in a timely manner, resulting in decreased earnings or losses to the Company. Regarding net interest margin, the Company makes fixed rate loans, whereby general increases in interest rates will tend to reduce the Company's spread as the interest rates the Company must pay for deposits may increase while interest income may be unchanged. Economic conditions may also adversely affect the value of property pledged as security for loans and the ability to liquidate that property to satisfy a loan if necessary.

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

The Company reported net income for the three months ended March 31, 2014, as it did for the year ended December 31, 2013. The improvement, compared to the net operating losses for 2009 to 2012, primarily resulted from improved general economic conditions and credit performance of the Company’s loan portfolio. There is no guarantee that we will be able to maintain this improvement in our net income. In addition to the risk that the broader economic conditions will stagnate or reverse their improvements, our mortgage banking earnings are particularly volatile due to their dependence upon the direction and level of mortgage interest rates, which increased in 2013, resulting in significantly lower revenue in our Mortgage segment. The Company also recognized $3.2 million in income from bank-owned life insurance for the quarter ended March 31, 2014, which is significantly higher than the Company’s historic or expected bank-owned life insurance income.  As of March 31, 2014, the Company exceeded the regulatory capital minimums and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.

The following is a summary of our financial condition as of March 31, 2014 and our financial performance for the three months then ended.

•

Assets were $1.9 billion at March 31, 2014.  Total assets decreased by $4.7 million or 0.2% from December 31, 2013.  The decrease in assets was primarily associated with a $4.5 million or 18.1% decrease in loans held for sale, a $34.8 million or 2.5% decrease in gross loans, a $9.0 million or 24.7% decrease in other real estate owned and foreclosed real estate, a $7.1 million or 2.2% decrease in investment securities available for sale, partially offset by $47.0 million or 109.8% increase in overnight funds sold and due from FRB, and a $4.2 million or 43.0% increase in other assets.

•

Investment securities available for sale decreased $7.1 million or 2.2% to $318.4 million as of March 31, 2014 from $325.5 million at December 31, 2013.  The decrease primarily resulted from maturities, calls, and sales of our mortgage-backed securities and corporate securities, offset by an increase in the net unrealized gains in our total portfolio and purchases of mortgage-backed securities.

•	Gross loans decreased by $34.8 million or 2.5% during the three months ended March 31, 2014, primarily due to normal loan pay down and charge off activity which exceeded new loan origination volume.

•

Impaired loans increased by $3.3 million during the three months ended March 31, 2014 to $70.9 million at March 31, 2014, up from $67.6 million at December 31, 2013, primarily as a result of three credit relationships that became impaired and subsequently designated as nonperforming loans during the quarter.  Based on current projections, management expects impaired loans to resume a downward trend for the second quarter of 2014.

•	Allowance for loan losses at March 31, 2014 decreased 10.8% to $31.3 million from $35.0 million at December 31, 2013 as net charge-offs exceeded additional provisions for loan losses.

•

Deposits at March 31, 2014 decreased $5.4 million or 0.4% from December 31, 2013 as a result of decreases of $4.5 million or 1.5% in time deposits over $100 thousand, decreases of $3.7 million or 1.5% in non-interest bearing demand deposits, decreases of $3.4 million or 5.5% in savings deposits, partially offset by increases of $5.4 million in interest-bearing demand deposits.  The decline in time deposits is primarily

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

the result of the attrition of certain national market time deposits and reflects the Company’s efforts to improve its mix of funds.

•	Net income attributable to Hampton Roads Bankshares, Inc. for the three months ended March 31, 2014 was $3.9 million, as compared with net income of $632 thousand for the same period in 2013.

•

Net interest income decreased $975 thousand in the three months ended March 31, 2014 compared to the same period in 2013. The decrease was due primarily to the decreases in average interest-earning assets, and a slight decline in net interest margin.

•

As a result of net charge-off volume and newly impaired loans, the impact of which was predominantly offset by a reduction in loans outstanding and a lower required pooled (general) and unallocated component of the loan loss allowance, a loan loss provision of $100 thousand was required during the first quarter of 2014.

•

Noninterest income for the three months ended March 31, 2014 was $7.3 million, a 34.5% increase over the same period in 2013. This increase was largely due to a decline in losses on premises and equipment associated with certain branch closings in the prior year; a decline in losses on other real estate owned and repossessed assets; and an increase in income from bank-owned life insurance.  Offsetting these improvements was the continued decline in mortgage banking revenue which decreased $4.2 million or 69.6% during the three months ended March 31, 2014 compared to the same period in 2013 due to declines in both origination volume and margin, driven by rising market interest rates which had dramatic negative impact on refinance demand.

•

Income from bank-owned life insurance increased $2.8 million during for the three months ended March 31, 2014 to $3.2 million compared to $373 thousand for the first three months of 2013.  The increase was due to life insurance benefits received in excess of cash surrender value from the deaths of one current employee and one former employee.

•	Noninterest expense during the three months ended March 31, 2014 declined 4.7% compared to the same period in 2013, finishing at $18.5 million, primarily due to lower salary and employee benefits.

•

Our effective tax rate was 0.2% for the three months ended March 31, 2014 compared to 0.0% for the same period in 2013.  The small amount of tax expense recognized related to state income taxes owed.  These rates differ from the statutory rate due primarily to the valuation allowance against the Company’s deferred tax assets.  Refer to our 2013 Form 10-K for additional information relating to deferred tax assets.

ANALYSIS OF RESULTS OF OPERATIONS

Net income attributable to Hampton Roads Bankshares, Inc. for the three months ended March 31, 2014 was $3.9 million, as compared with net income of $632 thousand for the same period in 2013.

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

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Table 1 below expresses the average interest-earning assets and average interest-bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, the net interest margin, and the variance in interest income and expense caused by differences in average balances and rates for the three months ended March 31, 2014 and 2013.

Table 1:  Average Balance Sheet and Net Interest Margin Analysis

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013			2014 Compared to 2013
							Interest
		Interest	Average		Interest	Average	Income/	Variance
(in thousands, except		Income/	Yield/		Income/	Yield/	Expense	Attributable to
average yield/rate data)	Average Balance	Expense	Rate	Average Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Interest-earning assets
Loans	$1,377,921	$15,692	4.62%	$1,487,384	$17,673	4.82%	$(1,981)	$(680)	$(1,301)
Investment and restricted equity securities	333,798	2,234	2.71	303,947	1,815	2.42	419	240	179
Interest-bearing deposits
in other banks	741	-	-	823	-	-	-	-	-
Overnight funds sold
and due from FRB	72,581	32	0.18	82,592	42	0.21	(10)	(5)	(5)
Total interest-earning assets	1,785,041	17,958	4.08	1,874,746	19,530	4.22	(1,572)	(445)	(1,127)
Noninterest-earning assets	150,986			156,513
Total assets	$1,936,027			$2,031,259

Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$606,268	$623	0.42%	$545,891	$509	0.38%	114	58	56
Savings deposits	59,510	8	0.05	60,882	10	0.07	(2)	(2)	-
Time deposits	601,891	1,509	1.02	749,786	2,008	1.09	(499)	(103)	(396)
Total interest-bearing deposits	1,267,669	2,140	0.68	1,356,559	2,527	0.76	(387)	(47)	(340)
Borrowings	218,783	863	1.60	236,003	1,073	1.84	(210)	(132)	(78)
Total interest-bearing liabilities	1,486,452	3,003	0.82	1,592,562	3,600	0.92	(597)	(179)	(418)
Noninterest-bearing liabilities
Demand deposits	241,905			238,309
Other liabilities	20,462			15,027
Total noninterest-bearing liabilities	262,367			253,336
Total liabilities	1,748,819			1,845,898
Shareholders' equity	187,208			185,361

Total liabilities and shareholders' equity	$1,936,027			$2,031,259
Net interest income		$14,955			$15,930
Net interest spread			3.26%			3.30%
Net interest margin			3.40%			3.45%

Note: Interest income from loans includes fees of $164 for the three months ending March 31, 2014, and $434 for the three months ending March 31, 2013.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Interest-earning assets consist of loans, investment and restricted equity securities, overnight funds sold and due from FRB, and interest-bearing deposits in other banks.  Net interest income for the three months ended March 31, 2014 was $15.0 million, a decrease of $975 thousand or 6.0% as compared to the same period in 2013. Net interest margin for the three months ended March 31, 2014 was 3.40%, down from 3.45% for the comparable period in 2013.  In the current low interest rate environment, the Company expects to continue to experience downward pressure on net interest margin, as rates on interest earning assets decline at a faster pace than that of our interest-bearing liabilities.

Interest income on loans, including fees, decreased $2.0 million to $15.7 million for the three months ended March 31, 2014 compared to $17.7 million for the same period in 2013.  This decrease was predominantly the result of a decline in the average yield on loans from 4.82% in 2013 to 4.62% in 2014, and the decline in average loan balances year over year by $109.5 million.  Interest income on investment securities increased $419 thousand to $2.2 million for the three months ended March 31, 2014 compared to $1.8 million for the same period in 2013.  This increase was due to a $29.9 million increase in average investment securities, and a 29-basis point increase in the average yield on investment securities to 2.71% in 2014 from 2.42% during 2013.  Interest income on overnight funds sold and due from FRB decreased modestly to $32 thousand for the three months ended March 31, 2014 compared to $42 thousand for the same period in 2013.  This decrease was largely due to the $10.0 million decrease in average overnight funds sold and due from FRB and a 3-basis point decrease in the average yield on average overnight funds sold and due from FRB.

Interest-bearing liabilities consist of deposit accounts and borrowings.  Interest expense on deposits decreased $387 thousand to $2.1 million for the three months ended March 31, 2014 compared to $2.5 million for the same period in 2013. This decrease resulted from an $88.9 million decrease in average interest-bearing deposits and an 8-basis point decrease in the average interest rate paid on interest-bearing deposits for the three months ended March 31, 2014 compared to the same period in 2013.  A reduction in the average rate paid on time deposits to 1.02% for the three months ended March 31, 2014 from 1.09% for the same period in 2013, coupled with a $147.9 million decrease in average time deposits, contributed significantly toward the decrease in overall interest expense on deposits.

Interest expense on borrowings, which consisted of FHLB borrowings and other borrowings, decreased $210 thousand to $863 thousand for the three months ended March 31, 2014 compared to $1.1 million for the same period in 2013. The 24-basis point decrease in the average interest rate paid on borrowings and the $17.2 million decrease in average borrowings produced this result.  In 2011, following a review of the Company’s current level of assumed interest rate risk and to promote liquidity and enhance current earnings, the Company modified certain advances with the FHLB. A majority of the Company’s existing fixed-rate advances were restructured as floating rate obligations at a fixed spread to three month LIBOR with maturities ranging from 2.75 to 4 years.

Noninterest Income

For the three months ended March 31, 2014 total noninterest income was $7.3 million, an increase of $1.9 million or 34.5% as compared to $5.4 million for the same period in 2013. Noninterest income comprised 28.9% of total revenue in the three months ended March 31, 2014 and 21.7% for the same period in 2013.  We define total revenue as the sum of interest income and non-interest income. This increase was largely due to a decline in losses on premises and equipment; a decline in losses on other real estate owned and repossessed assets, and an increase in income from bank-owned life insurance, offset by a decline in mortgage banking revenue.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Table 2 provides a summary of noninterest income for the three months ended March 31, 2014 and 2013.

Table 2:  Noninterest Income

	Three Months Ended
	March 31,		2014 compared to 2013
(in thousands)	2014	2013	$	%
Mortgage banking revenue	$1,811	$5,964	$(4,153)	(69.6)%
Service charges on deposit accounts	1,159	1,217	(58)	(4.8)
Income from bank-owned life insurance	3,216	373	2,843	762.2
Gain on sale of investment securities available for sale	67	-	67	100.0
Gain (loss) on sale of premises and equipment	(13)	(127)	114	(89.8)
Other than temporary impairment of premises & equipment	-	(2,825)	2,825	(100.0)
Gain (loss) on sale of other real estate owned & repossessed assets	221	(234)	455	(194.4)
Other than temporary impairment of other real estate owned and repossessed assets	(336)	(670)	334	(49.9)
Visa check card income	593	596	(3)	(0.5)
Rental Income	153	152	1	0.7
Other	431	982	(551)	(56.1)
Total noninterest income	$7,302	$5,428	$1,874	34.5%

Mortgage banking revenue declined due to decreases in both origination volume and margin, driven by rising market interest rates which had dramatic negative impact to refinance demand.

Income from bank-owned life insurance increased due to life insurance benefits received in excess of cash surrender value from the deaths of one current employee and one former employee.

As the Company closed down certain branches in the first three months of 2013, it recorded impairments to premises and equipment as those properties were transferred to other real estate owned and repossessed assets.  Similar branch closings did not occur in the three months ended March 31, 2014.

Losses and other than temporary impairment of other real estate owned declined as market values continued to either stabilize or improve.

Noninterest Expense

Noninterest expense represents our operating and overhead expenses.  Total noninterest expense for the three months ended March 31, 2014 was $18.5 million, a decline of $915 thousand or 4.7% compared to the same period in 2013.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Table 3 provides a summary of noninterest expense for the three months ended March 31, 2014 and 2013.

Table 3:  Noninterest Expense

	Three Months Ended
	March 31,		2014 compared to 2013
(in thousands)	2014	2013	$	%
Salaries and employee benefits	$9,567	$10,956	$(1,389)	(12.7)%
Professional and consultant fees	1,232	893	339	38.0
Occupancy	1,719	1,802	(83)	(4.6)
FDIC insurance	901	1,018	(117)	(11.5)
Data processing	1,147	797	350	43.9
Problem loan and repossessed asset costs	433	480	(47)	(9.8)
Equipment	373	464	(91)	(19.6)
Directors' and regional board	387	241	146	60.6
Advertising and marketing	254	260	(6)	(2.3)
Other	2,504	2,521	(17)	(0.7)
Total noninterest expense	$18,517	$19,432	$(915)	(4.7)%

Salaries and employee benefits expense declined mainly driven by a lower employee headcount and decreases in commission expense.  Data processing increased driven mainly by implementation costs and operating expenses associated with the Company’s additional products and services.  In addition, during 2013, approximately $5.0 million of depreciable equipment was reclassified from Furniture and Fixtures to Data Processing Hardware asset category.  These asset transfers caused an increase in depreciation expense year over year in the data processing expense category. And finally, a vendor credit was received in 2013 that reduced expenses; however, a similar credit was not received in 2014.

Professional and consultant fees increased due to a number of factors, including legal and professional costs related to the launch of new products and services, legal costs related to SEC and Treasury matters, and legal costs related to settlement of disputes in the normal course of business. Directors’ and regional board fees increased mainly due to the election of additional directors to the Company’s board as well as an overall increase in individual board member compensation.

ANALYSIS OF FINANCIAL CONDITION

Assets were $1.9 billion at March 31, 2014.  Total assets decreased by $4.7 million or 0.2% from December 31, 2013.  The decrease in assets was primarily associated with a $4.5 million or 18.1% decrease in loans held for sale, a $34.8 million or 2.5% decrease in gross loans, a $9.0 million or 24.7% decrease in other real estate owned and foreclosed real estate, a $7.1 million or 2.2% decrease in investment securities available for sale, partially offset by $47.0 million or 109.8% increase in overnight funds sold and due from FRB, and a $4.2 million or 43.0% increase in other assets.  This increase in other assets is mainly attributed to bank owned life insurance proceeds due to the Company.

Cash and Cash Equivalents.  Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB.  Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity.  Cash and cash equivalents as of March 31, 2014 were $108.1 million compared to $62.3 million at December 31, 2013 and consisted mainly of deposits with FRB.  Primarily due to normal loan pay down and charge off activity which exceeded new loan origination volume, the Company experienced an increase in the overall level of cash and cash equivalents.  In the future, the Company expects to utilize its cash on hand to support future loan origination activity.

Investment Securities.  Our investment portfolio at March 31, 2014 consisted primarily of U.S. agency, mortgage-backed, and asset-backed securities.  The allocation to asset-backed securities, which began in 2013, provides the Company with a floating rate asset, which mitigates the interest rate risk inherent in certain other asset classes, e.g., Mortgage Backed Securities (“MBS”).  Repayment of principal and interest of the ABS security is dependent upon

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

the performance of the underlying loan collateral.  The Company performs due diligence of each security on a pre- and post-purchase basis to evaluate the underlying collateral and invests in the investment grade tranches of securitizations.  However, should defaults or loss severities exceed the credit enhancement in the structure, payment of principal or interest may be impacted.

Our available-for-sale securities are reported at fair value and are used primarily for liquidity, pledging, earnings, and asset / liability management purposes and are reviewed quarterly for possible impairment.  At March 31, 2014 the fair value of our available-for-sale investment securities declined $7.1 million or 2.2% to $318.4 million compared to $325.5 million at December 31, 2013.  It was determined that none of this decline in fair value was attributable to other than temporary impairment.

Loans.  As a holding company of two community banks, we have a primary objective of meeting the business and consumer credit needs within our markets where standards of profitability, client relationships, and credit quality intersect.  Our loan portfolio is comprised of commercial and industrial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment loans.  Lending decisions are based upon evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan.  Personal guarantees are required on most loans; however, prudent exceptions are made on occasion based upon the financial viability of the borrowing entity or the underlying project that is being financed.

Overall our loan trends during the three months ended March 31, 2014 have been influenced by decreased demand for loans in nearly all our loan categories.  Our commercial and industrial loan portfolio decreased $19.4 million to the March 31, 2014 balance of $206.1 million from the December 31, 2013 balance of $225.5 million.  Construction loans decreased $9.4 million to the March 31, 2014 balance of $149.1 million from the December 31, 2013 balance of $158.5 million.  Our real estate-commercial mortgage loan portfolio decreased $2.0 million to the March 31, 2014 balance of $588.5 million from the December 31, 2013 balance of $590.5 million.  The real estate-residential mortgage loan portfolio showed a minor increase to the $355.1 million from the December 31, 2013 balance of $354.0 million. The installment loan portfolio decreased $5.2 million to the March 31, 2014 balance of $52.4 million from the December 31, 2013 balance of $57.6 million.

In addition to the aforementioned weaker demand for credit, the contraction seen in loans stems from the continued resolution of problem loans.  Origination volumes were also offset by principal pay-downs and scheduled amortization in the portfolio.  In the future, our continued focus will be on managing the entire loan portfolio through the ongoing challenging economic conditions.  Additionally, our prudent business practices and internal guidelines and underwriting standards will continue to be followed in making lending decisions in order to manage exposure to credit-related losses.

Allowance for Loan Losses and Provision for Loan Losses. The allowance for loan losses was $31.3 million or 2.32% of outstanding loans as of March 31, 2014 compared with $35.0 million or 2.53% of outstanding loans as of December 31, 2013.

The allowance for loan losses decreased $3.8 million (net of charge-offs and recoveries) during the three months ended March 31, 2014 as a result of net charge-offs exceeding additional provisions for loan losses.  Net charge-offs were $3.9 million during the three months ended March 31, 2014 compared with $4.7 million during the same period in 2013.  Our provision for loan losses was $100 thousand during the three months ended March 31, 2014 compared to no provision for loan losses being recorded during the same period in 2013. We did not change our methodology or model for estimating the allowance for loan losses during any of the past three years.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

The allowance consists of specific, pooled (general), and unallocated components.  Table 4 provides an allocation of the allowance for loan losses and other related information at March 31, 2014 and December 31, 2013.

Table 4:  Allowance for Loan Losses Components and Related Data

(in thousands, except for percentages)	March 31, 2014	December 31, 2013
Allowance for loan losses:
Specific component	$11,711	$13,141
Pooled component	15,656	17,640
Unallocated component	3,893	4,250
Total	$31,260	$35,031

Impaired loans	$70,890	$67,558
Non-impaired loans	1,278,853	1,316,973
Total loans	$1,349,743	$1,384,531

Specific component as % of
impaired loans	16.52%	19.45%
Pooled component as % of
non-impaired loans	1.22	1.34

Allowance as % of loans	2.32	2.53
Allowance as % of nonaccrual loans	70.66	87.90

The specific component of our allowance for loan losses relates to loans that are determined to be impaired and, therefore, are individually evaluated for impairment.  The specific component decreased during the three months ended March 31, 2014, primarily due to the charge-off of loans with specific reserves.  Specific loan loss allocations decreased $1.4 million to $11.7 million at March 31, 2014 from $13.1 million at December 31, 2013.

The general or pooled component relates to groups of homogeneous loans not designated for a specific allowance and are collectively evaluated for impairment.  The pooled component of the allowance decreased $2.0 million during the three months ended March 31, 2014, from $17.6 million at December 31, 2013 to $15.6 million at March 31, 2014. The decrease in the pooled component is the result of (i) lower historical loss factors applied in our models, as higher charge-offs in older periods are replaced with lower charge-offs in more recent periods, (ii) changes in portfolio mix, as categories with higher pooled reserve levels such as construction loans have continued to decline, and (iii) continued improvement in credit quality as evidenced by improved internal weighted average loan grades.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated portion of the loan loss allowance decreased $357 thousand to $3.9 million at March 31, 2014, due to a combination of factors, compared to $4.3 million at December 31, 2013.  Macroeconomic indicators such as GDP, unemployment, and housing prices trended negatively during the first quarter of 2014, resulting in an increase in the portion of the unallocated component that considers external variables.  However, the portion of the unallocated component that considers internal variables declined as a reflection of management’s assessment of the improved health of the portfolio and the credit processes of the Company. Additionally, the continued resolution of troubled assets led to a reduction in the overall size of the loan portfolio and an improvement in the quality of the existing portfolio.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Table 5 displays certain ratios used by management in assessing the adequacy of the allowance for loan losses at March 31, 2014 and December 31, 2013.

Table 5:  Adequacy of the Allowance for Loan Losses

	March 31, 2014	December 31, 2013
Non-performing loans for which full loss
has been charged off to total loans	0.63%	0.68%
Non-performing loans for which full loss
has been charged off to non-performing
loans	19.36	23.54
Charge off rate for non-performing loans for
which the full loss has been charged off	59.25	53.40
Coverage ratio net of non-performing loans for
which the full loss has been charged off	87.62	114.97
Total allowance divided by total loans less
non-performing loans for which the full loss
has been charged off	2.33	2.55
Allowance for individually impaired loans
divided by impaired loans for which an
allowance has been provided	35.82	39.94

At March 31, 2014, management believed the level of the allowance for loan losses to be commensurate with the risk existing in our portfolio.  However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.  Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any loan category.

Non-Performing Assets.  Management classifies non-performing assets as those loans on which payments have been delinquent 90 days and are still accruing interest, nonaccrual loans, and foreclosed real estate and repossessed assets.  Our non-performing assets ratio, defined as the ratio of loans 90 days past due and still accruing interest plus nonaccrual loans plus other real estate owned and repossessed assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 5.16% and 5.29% at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014 and December 31, 2013 we had loans totaling $298 thousand and $0, respectively, categorized as 90 days or more past due and still accruing interest.  Loans in non-accrual status totaled $44.2 million and $39.9 million at March 31, 2014 and December 31, 2013, respectively.  Loans are placed in nonaccrual status when the collection of principal or interest becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever occurs first, unless there are extenuating circumstances. We had $27.6 million and $36.7 million of other real estate owned and repossessed assets at March 31, 2014 and December 31, 2013, respectively.  This decline was mainly due to sales of real estate owned outpacing inflows.

Deposits.  Total deposits at March 31, 2014 were $1.5 billion, a decrease of $5.4 million or 0.4% from the $1.5 billion at December 31, 2013.  In recent years, our deposit composition has improved as a result of strategies to grow demand deposits, while de-emphasizing higher rate and non-core certificates of deposit.

At March 31, 2014, noninterest-bearing demand deposits were $241.8 million, a decrease of $3.7 million from $245.4 million at December 31, 2013. Interest-bearing demand deposits at March 31, 2014 were $605.7 million, an increase of $5.4 million from $600.3 million at December 31, 2013.  Interest-bearing demand deposits included $7.5 million of brokered money market funds at March 31, 2014, which was a $200 thousand decrease from the balance of brokered money market funds of $7.7 million outstanding at December 31, 2013.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

At March 31, 2014 savings accounts were $58.9 million, a decrease of $3.4 million from $62.3 million at December 31, 2013.

Time deposits less than $100 thousand remained relatively flat decreasing $722 thousand or 0.2% to $325.4 million at March 31, 2014 from $324.6 million at December 31, 2013.  Time deposits $100 thousand or more decreased $4.5 million or 1.5% to $286.2 million at March 31, 2014 from $290.7 million at December 31, 2013.  Brokered Certificate of Deposits (“CDs”) represented $42.6 million or 2.8% of the March 31, 2014 balance of total deposits, which was a decrease of $1.0 million from the $43.6 million balance of brokered CDs outstanding at December 31, 2013.  The decrease in total time deposits was primarily due to run-off as maturity dates were reached and CDs were not renewed due to lower rates offered, particularly in the national market time deposit category.

The Company continues to focus on core deposit growth as its primary source of funding.  Core deposits are non-brokered and consist of noninterest-bearing demand accounts, interest-bearing checking accounts, money market accounts, savings accounts, and time deposits of less than $100 thousand.  Core deposits remained unchanged at March 31, 2014 totaling $1.2 billion or 80.0% of total deposits compared to December 31, 2013.

Borrowings.  We use short-term and long-term borrowings from various sources including the FRB discount window, FHLB, and trust preferred securities.  We manage the level of our borrowings to ensure that we have adequate sources of liquidity.  Refer to our 2013 Form 10-K for further discussion about our borrowings.

Liquidity.  Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  It is used by management to provide continuous access to sufficient, reasonably priced funds.  We continued to maintain a strong liquidity position during the three months ended March 31, 2014. At March 31, 2014, cash and cash equivalents were $108.1 million and investment securities available for sale at fair value were $318.4 million.

At March 31, 2014, our Banks had credit lines in the amount of $227.6 million at the FHLB with advances of $189.0 million utilized.  These lines may be utilized for short- and/or long-term borrowing.  At March 31, 2014, all our FHLB borrowings were long-term.  We also possess additional sources of liquidity through a variety of borrowing arrangements.  The Banks also maintain federal funds lines with two regional banking institutions and through the FRB Discount Window.  These available lines totaled approximately $38.1 million at March 31, 2014 and none of these lines were utilized for borrowing purposes at March 31, 2014.

Capital Resources.  Total shareholders’ equity increased $6.0 million or 3.2% from December 31, 2014 to $189.8 million at March 31, 2014. The Company and the Banks are subject to regulatory capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Banks must meet specific capital guidelines that involve quantitative and qualitative measures to ensure capital adequacy.

Tier I capital is comprised of shareholders’ equity, net of unrealized gains or losses on available-for-sale securities, less intangible assets, while total risk-based capital adds certain debt instruments and qualifying allowances for loan losses.  As of March 31, 2014, our consolidated regulatory capital ratios were Tier 1 Leverage Ratio of 11.18%, Tier 1 Risk-Based Capital Ratio of 14.72%, and Total Risk-Based Capital of 15.98%.  As of March 31, 2014, the Company exceeded the regulatory capital minimums, and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.  Their Tier 1 Leverage Ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital Ratio were as follows: 10.01%, 13.08%, and 14.34%, respectively for BOHR and 10.42%, 14.40%, and 15.65%, respectively for Shore.

Contractual Obligations.  We have contractual obligations to make future payments on debt and lease agreements.  Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties.  Our contractual obligations consist of time deposits, borrowings, and operating lease obligations.

Off-Balance Sheet Arrangements.  We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet our customers’ financing needs.  For more information on our off-balance sheet

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

arrangements, refer to Note 14, Financial Instruments with Off-Balance-Sheet Risk, of the Notes to Consolidated Financial Statements contained in the 2013 Form 10-K.

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

(in thousands, except for percentages and per share data)	March 31, 2014	December 31, 2013
Total assets	$1,945,612	$1,950,272
Less: intangible assets	1,288	1,437
Tangible assets	$1,944,324	$1,948,835

Shareholders' equity before
non-controlling interest	$189,614	$183,398
Less: intangible assets	1,288	1,437
Shareholders' equity before
non-controlling interest - tangible	$188,326	$181,961

Shareholders' equity before
non-controlling interest (average)	$188,252	$185,810
Less: intangible assets (average)	1,375	1,824
Shareholders' equity before
non-controlling interest - tangible (average)	$186,877	$183,986

Return on average equity	8.31%	2.19%
Impact of excluding intangible assets	0.06	0.02
Return on average equity - tangible	8.37%	2.21%

Shareholders' equity before
non-controlling interest to total assets	9.75%	9.40%
Impact of excluding intangible assets	0.06	0.07
Tangible common equity to tangible assets	9.69%	9.34%

Book value per share	$1.11	$1.08
Impact of excluding intangible assets	0.00	(0.01)
Book value per share - tangible	$1.11	$1.07

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Market risk is the potential of loss arising from adverse changes in interest rates and prices.  We are exposed to market risk as a consequence of the normal course of conducting our business activities.  Management considers interest rate risk to be a significant market risk for the Company.  Fluctuations in interest rates will impact both the level of interest income and interest expense and the fair value of the Company’s interest-earning assets and interest-bearing liabilities.

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

The table below illustrates the expected effect on net interest income for the twelve months following March 31, 2014 and December 31, 2013 due to an immediate change in interest rates.  Estimated changes set forth below are dependent on material assumptions, such as those previously discussed.

Effect on Net Interest Income

	March 31, 2014		December 31, 2013
	Change in Net Interest Income		Change in Net Interest Income
(in thousands, except for percentages)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$738	1.26%	$(1,114)	(1.82)%
+100 basis points	299	0.51	(593)	(0.97)
-100 basis points	(1,596)	(2.73)	(1,265)	(2.07)
-200 basis points	N/A	N/A	N/A	N/A

As of March 31, 2014, we project an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment.  As of December 31, 2013, we projected a decrease in net interest income in both increasing and decreasing interest rate environments.  Dependent upon timing and shifts in the interest rate term structure, certain rising rate scenarios are less favorable due to lower levels of assets with short-term re-pricing characteristics, as well as due to the variable rate structure on the majority of our borrowings and the floors on many loans that will cause a delay in any interest income improvement.

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

HAMPTON ROADS BANKSHARES, INC.

PART I.   FINANCIAL INFORMATION

Item 4.  Controls and Procedures

As of March 31, 2014, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management,  including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

On November 6, 2013, the Company received a notice of violation and intent to seek civil money penalty from the U.S. Department of Housing and Urban Development (“HUD”) stating that HUD is considering taking administrative action against and imposing civil money penalties on Gateway Mortgage for certain asserted violations of HUD and Federal Housing Administration requirements. The Company and HUD have negotiated the terms of a settlement agreement regarding this matter, under which the Company would agree to pay $98,500 in civil penalties and provide indemnification for four specific loans, totaling approximately $748,000, for a period of five years from endorsement.  The Company currently expects that it will enter into a fully executed settlement agreement with HUD during the second quarter of 2014 and that such a settlement agreement will have no admission of wrongdoing, and no material impact on our business, financial condition, cash flows, or results of operations.

ITEM 1A – RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition, or liquidity, see the risk factors discussed in the Company’s 2013 Form 10-K, Part I, Item 1A “Risk Factors”.  Except as and to the extent disclosed below, there have been no material changes to the risk factors as previously disclosed in the 2013 Form 10-K.

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

We paid cash dividends on our common stock prior to the third quarter of 2009.  During the third quarter of 2009, we suspended dividend payments.  We are prevented by our regulators from paying dividends until our financial position improves and, even once our financial condition improves, so long as we are subject to the MOU we will need the prior consent of the FRB and the BFI before the Company may pay any dividend.  BOHR is subject to the same MOU restriction on paying dividends to us. In addition, the retained deficit of BOHR, our principal banking subsidiary, was $463.7 million as of March 31, 2014. Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings.  It is unlikely in the foreseeable future that we would be able to pay dividends if BOHR cannot pay dividends to us.

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

Although we can seek to obtain a waiver of this prohibition and consent under the MOU, our regulators may choose not to grant such a waiver and consent, and we would not expect to be granted a waiver or consent, or to be released from these obligations, until our financial performance and retained earnings improve significantly.  As a result, there is no assurance if or when we will be able to resume paying cash dividends.

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

We have elected to defer the payment of interest on our outstanding trust preferred securities issued by trust subsidiaries of our holding company and expect to continue to defer the payment of interest until we receive approval to pay the deferred interest.

Beginning in January 2010, we exercised our right to defer all quarterly distributions on our trust preferred securities.  Our deferral of interest payments for up to 20 consecutive quarters (through various dates during the first quarter of 2015 depending on the series of debt securities) does not constitute an event of default.  During the deferral period, the debt securities continue to accrue interest. To the extent applicable law permits interest on interest, the deferred interest payments also accrue interest at the rates specified in the corresponding indentures, compounded quarterly. At March 31, 2014 total accrued interest equaled $5.9 million. All of the deferred interest, including compounded interest, as to each series of debt securities is due in full at the end of the applicable deferral period. If we fail to pay the deferred and compounded interest at the end of the deferral period, the trustee of the corresponding trust, or in most cases the holders of as little as 25% of the aggregate liquidation amount of preferred securities, would have the right, after any applicable grace period, to exercise various remedies, including demanding immediate payment in full of the entire outstanding principal amount of such series of debt securities.  The aggregate principal amount of all such series of debt securities is $56.7 million.

Under the MOU we are prevented from making payments on our trust preferred securities without the prior consent of the FRB and BFI. The MOU also prevents BOHR from paying dividends to us without the same consents. Additionally, the retained deficit of BOHR, our principal banking subsidiary, was $463.7 million as of March 31, 2014.  Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings.  It is unlikely in the foreseeable future that we would be able to pay the interest accrued on our outstanding debt securities if BOHR cannot pay dividends to us.  Although we will seek to obtain the required consents and a waiver of the retained earnings prohibition, our regulators may choose not to grant such consents and waiver.  If by January 17, 2015 we do not achieve sufficient financial stability and profitability for BOHR so that our regulators would grant approval for BOHR to pay dividends and for the Company to make payments on the trust preferred securities, it is unlikely we will resume the payment of interest on the debt securities. Even if BOHR is able to resume paying dividends, we cannot be assured that the amount of dividends would be sufficient to pay the entire amount of interest due on the debt securities at the end of the deferral period.

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

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

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

We incurred significant losses from 2009 to 2012.  While we returned to profitability in 2013, and continued to be profitable during the three months ended March 31, 2014, we can make no assurances that will continue.  An inability to improve our profitability could adversely affect our operations and our capital levels.

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

Our net income attributable to Hampton Roads Bankshares, Inc. for the three months ended March 31, 2014 was $3.9 million, and was $4.1 million for the year ended December 31, 2013 but our net loss attributable to Hampton Roads Bankshares, Inc. for the years ended December 31, 2012 and December 31, 2011 was $25.1 million and $97.6 million, respectively.  There is no guarantee that we will be able to maintain this improvement in our net income. In addition to the risk that the broader economic conditions will stagnate or reverse their improvements, our mortgage banking earnings are particularly volatile due to their dependence upon the direction and level of mortgage interest rates, which have recently increased.

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

At March 31, 2014, BOHR and Shore were classified as “well capitalized” for regulatory capital purposes.  However, impairments to our loan or securities portfolio, declines in our earnings or a combination of these or other factors could change our capital position in a relatively short period of time.  If BOHR or Shore is unable to remain “well capitalized,” it will not be able to renew or accept brokered deposits without prior regulatory approval or offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it would be more difficult for us to attract new deposits as our existing brokered deposits mature and do not rollover

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

and to retain or increase non-brokered deposits.  If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected.  In addition, we would be required to pay higher insurance premiums to the FDIC, which will reduce our earnings.

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

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

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

Sales or the perception that sales could occur, of large amounts of our Common Stock by our institutional investors may depress our stock price.

The market price of our Common Stock could drop if our existing shareholders decide to sell their shares.  As of March 31, 2014, Anchorage, CapGen, and Carlyle owned 24.90%, 29.97%, and 24.90%, respectively, of the outstanding shares of our Common Stock.  Pursuant to the various definitive investment agreements that we have entered into with these shareholders, the Company has an effective registration statement covering the resale of shares of our Common Stock by each of the shareholders listed above. In connection with the sale of our Common Stock by the Treasury, Anchorage, CapGen, Carlyle agreed, for 90 days from April 8, 2014 (subject to extension in certain circumstances), that they will not sell shares of our common stock. However, at the end of that period these shareholders could utilize this registration statement to sell their shares. If any of these shareholders sell large amounts of our Common Stock, or other investors perceive such sales to be imminent, the market price of our Common Stock could drop significantly.  In addition, sale of our Common Stock by Anchorage, CapGen, and Carlyle could adversely impact our ability to realize certain deferred tax benefits relating to prior losses, thereby increasing our effective tax rate in the future.

The concentration of our loan portfolio continues to be in real estate – commercial mortgage, equity line lending, and construction, which may expose us to greater risk of loss.

Our business strategy centers, in part, on offering real estate - commercial mortgage and equity line loans secured by real estate in order to generate interest income.  These types of loans generally have higher yields due to an elevated risk profile compared to traditional one-to-four family residential mortgage loans.  At March 31, 2014 real estate – commercial mortgage, and equity line lending (which includes junior lien mortgage loans) totaled $588.5 million, and $125.4 million, respectively. These loan categories combined represented approximately 52.9% of total loans.  Such loans increase our credit risk profile relative to other financial institutions that have lower concentrations of real estate - commercial mortgage and equity line loans.

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

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

At March 31, 2014 we had loans of $149.1 million or 11.0% of total loans outstanding to finance construction and land development.  Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.  A portion of our residential and real estate – commercial mortgage lending is secured by vacant or unimproved land.  Loans secured by vacant or unimproved land are generally more risky than loans secured by improved property for one-to-four family residential mortgage loans. Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business.  These loans are more susceptible to adverse conditions in the real estate market and local economy.

If the value of real estate in the markets we serve were to decline materially, the value of our other real estate owned could decline or a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our results of operations and financial condition.

With approximately three-fourths of our loans concentrated in the regions of Hampton Roads, Richmond, the Eastern Shore of Virginia, and the Research Triangle region of North Carolina, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans.  A decline in property values could diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer additional losses on defaulted loans and/or foreclosed properties by requiring additions to our allowance for loan losses through increased provisions for loan losses.  Also a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose real estate portfolios are more geographically diverse.  The local economies where the Company does business are heavily reliant on military spending and may be adversely impacted by significant cuts to such spending that might result from recent Congressional budgetary enactments.  Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, government rules or policies, and natural disasters.  While our policy is to obtain updated appraisals on a periodic basis, there are no assurances that we may be able to realize the amount indicated in the appraisal upon disposition of the underlying property.

We have had large numbers of problem loans, relative to our peers.  Although problem loans have declined significantly, there is no assurance that they will continue to do so.

Our non-performing assets ratio, defined as the ratio of loans 90 days past due and still accruing interest plus nonaccrual loans plus other real estate owned and repossessed assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 5.16% and 5.29% at March 31, 2014 and December 31, 2013, respectively.   On March 31, 2014, less than 1% of our loans was 30 to 89 days delinquent and treated as performing assets.  The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to our expenses that represents management’s best estimate of probable losses within our existing portfolio of loans.  Our allowance for loan losses was $31.3 million at March 31, 2014, which represented 2.32% of our total loans, as compared to $35.0 million, or 2.53% of total loans, at December 31, 2013.  The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and incurred but unidentified losses inherent in the current loan portfolio.  For further discussion on the impact continued weak economic conditions have on the collateral underlying our loan portfolio, see “If the value of real estate in the markets we serve were to further decline materially, the value of our other real estate owned could decline or a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our results of operations and financial condition.”

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

Because a substantial portion of our loans are with customers and businesses located in the central and coastal portions of Virginia, North Carolina, Delaware, and Maryland, catastrophic events, including natural disasters such as hurricanes which have historically struck the east coast of the United States with some regularity, or terrorist attacks, could disrupt our operations. Any of these natural disasters or other catastrophic events could have a negative impact on our financial centers and customer base as well as collateral values and the strength of our loan

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

portfolio. Any natural disaster or catastrophic event affecting us could have a material adverse impact on our operations and the market price of our Common Stock.

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

We are subject to supervision by several governmental regulatory agencies.  The regulators’ interpretation and application of relevant regulations, are beyond our control, may change rapidly and unpredictably, and can be expected to influence our earnings and growth.  In addition, if we do not comply with regulations that are applicable to us, we could be subject to regulatory penalties, which could have an adverse effect on our business, financial condition, and results of operations.  On March 26, 2014 the Company and BOHR entered into the MOU with the FRB and the BFI. Under the MOU, the Company and BOHR have agreed that they will receive the prior written approval of the FRB and the BFI before:

•	either the Company or BOHR declares or pays dividends of any kind;

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

•	the Company makes any payments on its trust preferred securities;
•	the Company incurs or guarantees any debt; or
•	the Company purchases or redeems any shares of its stock.

In addition, the MOU institutes certain reporting requirements and addresses ongoing regulatory requirements. Shore is not a party to the MOU and is not subject to its restrictions or requirements.

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

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

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

For further discussion of these issues, see the “Government Supervision and Regulation” section found in “Part I, Item 1 – Business” of our Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated by reference herein.

Proposed and final regulations could restrict our ability to originate loans.

The CFPB has issued a rule designed to clarify how lenders can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this definition of “qualified mortgage” will be presumed to have complied with the new ability-to-repay standard. Under the CFPB’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);
•	interest-only payments;
•	negative-amortization; and
•	terms longer than 30 years.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of the Company’s Common Stock in the open market and through privately negotiated transactions.  There were no share repurchase transactions conducted during the first quarter of 2014.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Exhibit Number	Description
10.1

Memorandum of Understanding, effective March 26, 2014, by and among Hampton Roads Bankshares, Inc., The Bank of Hampton Roads, the Federal Reserve Bank of Richmond, and Virginia State Corporation Commission Bureau of Financial Institutions, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed March 26, 2014.

10.2

Underwriting Agreement, dated April 9, 2014, among Hampton Roads Bankshares, Inc., the United States Department of the Treasury, Sandler O’Neill & Partners, L.P. and Keefe, Bruyette & Woods, Inc., incorporated by reference from Exhibit 1.1 to the Registrant's Form 8-K, filed April 9, 2014.

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101

The following materials from the Hampton Roads Bankshares, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2014 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: May 9, 2014	/s/ Thomas B. Dix III
Thomas B. Dix III
Chief Financial Officer