Form 10-Q
period 2014-06-30
HAMPTON ROADS BANKSHARES INC
filed 2014-08-08
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock as of July 31, 2014 was 170,292,923 shares, par value $0.01.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)	June 30, 2014	December 31, 2013
Assets:
Cash and due from banks	$18,266	$18,806
Interest-bearing deposits in other banks	577	654
Overnight funds sold and due from Federal Reserve Bank ("FRB")	72,131	42,841
Investment securities available for sale, at fair value	346,771	325,484
Restricted equity securities, at cost	16,072	17,356
Loans held for sale	30,539	25,087
Loans	1,363,797	1,384,531
Allowance for loan losses	(26,062)	(35,031)
Net loans	1,337,735	1,349,500
Premises and equipment, net	65,652	67,146
Interest receivable	4,403	4,811
Other real estate owned and repossessed assets,
net of valuation allowance	22,419	36,665
Intangible assets, net	1,139	1,437
Bank-owned life insurance	49,288	50,802
Other assets	10,454	9,683
Totals assets	$1,975,446	$1,950,272
Liabilities and Shareholders' Equity:
Deposits:
Noninterest-bearing demand	$266,878	$245,409
Interest-bearing:
Demand	599,719	600,315
Savings	57,589	62,283
Time deposits:
Less than $100	341,060	324,635
$100 or more	296,276	290,686
Total deposits	1,561,522	1,523,328
Federal Home Loan Bank borrowings	176,255	194,178
Other borrowings	29,007	28,983
Interest payable	481	6,025
Other liabilities	13,384	13,912
Total liabilities	1,780,649	1,766,426
Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000,000 shares authorized; none issued
and outstanding	-	-
Common stock, $0.01 par value; 1,000,000,000 shares
authorized; 170,284,479 and 170,263,264 shares issued
and outstanding on June 30, 2014 and December 31, 2013,
respectively	1,703	1,703
Capital surplus	587,734	587,424
Retained deficit	(398,529)	(404,864)
Accumulated other comprehensive income (loss), net of tax	3,378	(865)
Total shareholders' equity before non-controlling interest	194,286	183,398
Non-controlling interest	511	448
Total shareholders' equity	194,797	183,846
Total liabilities and shareholders' equity	$1,975,446	$1,950,272

See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	Three Months Ended		Six Months Ended
(unaudited)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest Income:
Loans, including fees	$15,584	$17,687	$31,276	$35,360
Investment securities	2,299	1,839	4,533	3,654
Overnight funds sold and due from FRB	51	63	83	105
Total interest income	17,934	19,589	35,892	39,119
Interest Expense:
Deposits:
Demand	658	558	1,281	1,067
Savings	8	9	16	19
Time deposits:
Less than $100	810	921	1,581	1,921
$100 or more	779	935	1,516	1,943
Interest on deposits	2,255	2,423	4,394	4,950
Federal Home Loan Bank borrowings	405	479	828	965
Other borrowings	237	592	678	1,179
Total interest expense	2,897	3,494	5,900	7,094
Net interest income	15,037	16,095	29,992	32,025
Provision for loan losses	-	1,000	100	1,000
Net interest income
after provision for loan losses	15,037	15,095	29,892	31,025
Noninterest Income:
Mortgage banking revenue	3,144	4,250	4,954	10,214
Service charges on deposit accounts	1,195	1,300	2,354	2,517
Income from bank-owned life insurance	329	434	3,545	807
Gain on sale of investment securities available for sale
(includes $118, $763, $185, and $763 accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities during the three months ended June 30, 2014 and 2013 and the six months ended June 30, 2014 and 2013, respectively)	118	763	185	763
Gain (loss) on sale of premises and equipment	(18)	7	(31)	(120)
Impairment of premises and equipment	-	-	-	(2,825)
Gain (loss) on sale of other real estate owned and repossessed assets	(77)	233	144	(1)
Other than temporary impairment of other real estate owned and repossessed assets	(1,090)	(1,007)	(1,426)	(1,677)
Visa check card income	654	662	1,247	1,258
Rental income	160	149	313	301
Other	1,106	793	1,538	1,775
Total noninterest income	5,521	7,584	12,823	13,012
Noninterest Expense:
Salaries and employee benefits	9,109	10,951	18,676	21,907
Professional and consultant fees	1,922	1,639	3,154	2,532
Occupancy	1,501	2,517	3,221	4,319
FDIC insurance	253	878	1,154	1,896
Data processing	1,019	1,129	2,166	1,926
Problem loan and repossessed asset costs	375	530	807	1,010
Equipment	391	491	764	955
Directors' and regional board fees	543	338	930	579
Advertising and marketing	349	341	603	601
Other	2,250	3,379	4,753	5,900
Total noninterest expense	17,712	22,193	36,228	41,625
Income before provision for income taxes	2,846	486	6,487	2,412
Provision for income taxes	37	135	45	135
Net income	2,809	351	6,442	2,277
Net income attributable to non-controlling interest	333	262	107	1,556
Net income attributable to
Hampton Roads Bankshares, Inc.	$2,476	$89	$6,335	$721

Per Share:
Cash dividends declared	$-	$-	$-	$-
Basic income	$0.01	$-	$0.04	$-
Diluted income	$0.01	$-	$0.04	$-
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	Three Months Ended				Six Months Ended
(unaudited)	June 30, 2014		June 30, 2013		June 30, 2014		June 30, 2013

Net income		$2,809		$351		$6,442		$2,277

Other comprehensive income (loss), net of tax

Change in unrealized gain (loss) on securities available for sale	$2,366		$(4,807)		$4,428		$(5,046)

Reclassification adjustment for securities gain included in net income	(118)		(763)		(185)		(763)

Other comprehensive income (loss), net of tax		2,248		(5,570)		4,243		(5,809)
Comprehensive income (loss)		5,057		(5,219)		10,685		(3,532)

Comprehensive income attributable to non-controlling interest		333		262		107		1,556

Comprehensive income (loss) attributable to Hampton Roads Bankshares, Inc.		$4,724		$(5,481)		$10,578		$(5,088)

See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Non-	Total
(in thousands, except share data)	Common Stock		Capital	Retained	Comprehensive	controlling	Shareholders'
(unaudited)	Shares	Amount	Surplus	Deficit	Income (Loss)	Interest	Equity
Balance at December 31, 2013	170,263,264	$1,703	$587,424	$(404,864)	$(865)	$448	$183,846

Net income	-	-	-	6,335	-	107	6,442
Other comprehensive income	-	-	-	-	4,243	-	4,243
Share-based compensation expense	-	-	329	-	-	-	329
Settlement of restricted stock units	21,215	-	(19)	-	-	-	(19)
Distributed non-controlling interest	-	-	-	-	-	(44)	(44)
Balance at June 30, 2014	170,284,479	$1,703	$587,734	$(398,529)	$3,378	$511	$194,797

See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Six Months Ended
(unaudited)	June 30, 2014	June 30, 2013
Operating Activities:
Net income	$6,442	$2,277
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	1,641	1,775
Amortization of intangible assets and fair value adjustments	(84)	1,546
Provision for loan losses	100	1,000
Proceeds from mortgage loans held for sale	199,263	392,528
Originations of mortgage loans held for sale	(204,715)	(359,829)
Share-based compensation expense	329	401
Net amortization of premiums and accretion of discounts
on investment securities available for sale	998	1,429
Income from bank-owned life insurance	(3,545)	(807)
Gain on sale of investment securities available for sale	(185)	(763)
Loss on sale of premises and equipment	31	120
Impairment of premises and equipment	-	2,825
(Gain) loss on sale of other real estate owned and repossessed assets	(144)	1
Other-than-temporary impairment of other real estate owned and repossessed assets	1,426	1,677
Changes in:
Interest receivable	408	74
Other assets	(771)	7,370
Interest payable	(5,544)	611
Other liabilities	(528)	1,337
Net cash provided by (used in) operating activities	(4,878)	53,572
Investing Activities:
Proceeds from maturities and calls of investment
securities available for sale	17,018	33,330
Proceeds from sale of investment securities available for sale	103,594	27,349
Purchase of investment securities available for sale	(138,469)	(69,085)
Purchase of restricted equity securities	(240)	(87)
Purchase of premises and equipment	(896)	(614)
Net decrease in loans	10,802	14,029
Proceeds from bank-owned life insurance death benefit	5,059	-
Proceeds from sale of restricted equity securities	1,524	802
Proceeds from sale of other real estate owned
and repossessed assets, net	13,827	7,342
Proceeds from sale of premises and equipment	718	674
Net cash provided by investing activities	12,937	13,740
Financing Activities:
Net increase (decrease) in deposits	38,194	(41,371)
Repayments of Federal Home Loan Bank borrowings	(17,517)	(34)
Tax withholding related to shares issued in settlement of restricted stock units	(19)	-
Distributed non-controlling interest	(44)	(2,354)
Net cash provided by (used in) financing activities	20,614	(43,759)
Increase in cash and cash equivalents	28,673	23,553
Cash and cash equivalents at beginning of period	62,301	101,217
Cash and cash equivalents at end of period	$90,974	$124,770
Supplemental cash flow information:
Cash paid for interest	$11,444	$6,483
Cash (refunded) from income taxes	-	(5,087)
Supplemental non-cash information:
Change in unrealized gain (loss) on securities available for sale	$4,243	$(5,809)
Transfer from other real estate owned and
repossessed assets to loans	941	2,807
Transfer from loans to other real estate owned
and repossessed assets	1,804	12,518
Transfers from premises and equipment to other real
estate owned and repossessed assets	-	3,352
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hampton Roads Bankshares, Inc., (the “Company,” “we,” “us,” or “our”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation.  The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.  The Company has two banking subsidiaries, Bank of Hampton Roads (“BOHR”) and Shore Bank (“Shore”, collectively the “Banks”), which constitute substantially all of the Company’s assets and operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).

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

Recent Accounting Pronouncements

During the second quarter of 2014, Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“new revenue standard”), was issued. ASU 2014-09 represents a comprehensive reform of many of the revenue recognition requirements in GAAP. The ASU creates a new topic within the Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers. The new revenue standard will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition”, and supersedes or amends much of the industry-specific revenue recognition guidance found throughout the ASC.

The core principle of the new revenue standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU creates a five-step process for achieving that core principle: (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue when an entity has completed the performance obligations. The ASU also requires additional disclosures that allow users of the financial statements to understand the nature, timing, and uncertainty of revenue and cash flows resulting from contracts with customers. The guidance in the ASU is effective for the Company on January 1, 2017. The new revenue standard permits the use of retrospective or cumulative effect transition methods. It appears that substantially of the Company’s contracts with customers (i.e., financial instruments) do not fall within the scope of the new revenue standard; however, the Company is in the process of determining whether the ASU will have a material impact on the Company’s reported financial results and, if necessary, selecting a transition method.

In January 2014, the FASB issued ASU 2014-04, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon a Foreclosure, which clarifies when banks and similar institutions (creditors) should reclassify mortgage loans collateralized by residential real estate properties from the loan portfolio to other real estate owned (OREO). The ASU defines when an in-substance repossession or foreclosure has occurred and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. This ASU allows for prospective or modified retrospective application. The effective date for public business entities is for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted.  The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

On March 26, 2014 the Company and BOHR entered into a Memorandum of Understanding (the “MOU”) with the FRB and the BFI. Under the MOU, the Company and BOHR have agreed that they will receive the prior written approval of the FRB and the BFI before, (i) either the Company or BOHR declares or pays dividends of any kind; (ii) the Company makes any payments on its trust preferred securities; (iii) the Company incurs or guarantees any debt; or (iv) the Company purchases or redeems any shares of its stock. In addition, the MOU institutes certain reporting requirements and addresses ongoing regulatory requirements. Shore is not a party to the MOU and is not subject to its restrictions or requirements. During the three months ended June 30, 2014, we requested and were granted approval by regulatory authorities to pay total accrued interest on the trust preferred securities equaling $6.2 million.

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

NOTE C - Earnings Per Share

The following table shows the basic and diluted earnings (loss) per share calculations for the three and six months ended June 30, 2014 and 2013.

(in thousands, except share and per	Three Months Ended		Six Months Ended
share data)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income attributable to
Hampton Roads Bankshares, Inc.	$2,476	$89	$6,335	$721
Shares:
Weighted average number
of common shares outstanding	170,443,468	170,391,127	170,725,817	170,390,137
Dilutive stock awards and warrants	1,284,234	1,247,524	1,279,762	1,238,967
Diluted weighted average number of
common shares outstanding	171,727,702	171,638,651	172,005,579	171,629,104
Basic income per share	$0.01	$0.00	$0.04	$0.00
Diluted income per share	$0.01	$0.00	$0.04	$0.00

(Note: Included in the weighted average number of common shares outstanding are vested restricted stock units totaling 179,971 and 0 for the three months ended June 30, 2014 and 2013, respectively and 462,436 and 124,999 for the six months ended June 30, 2014 and 2013, respectively.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

NOTE D - Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale at June 30, 2014 and December 31, 2013 were as follows.

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. agency securities	$19,522	$669	$-	$20,191
Corporate bonds	14,600	166	99	14,667
Mortgage-backed securities -
Agency	244,070	3,462	870	246,662
Asset-backed securities	64,231	101	534	63,798
Equity securities	970	483	-	1,453
Total investment securities
available for sale	$343,393	$4,881	$1,503	$346,771

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. agency securities	$21,500	$573	$75	$21,998
State and municipal securities	525	12	-	537
Corporate bonds	17,212	338	8	17,542
Mortgage-backed securities -
Agency	227,662	2,367	4,184	225,845
Non-agency	8,150	62	32	8,180
Asset-backed securities	50,330	129	588	49,871
Equity securities	970	541	-	1,511
Total investment securities
available for sale	$326,349	$4,022	$4,887	$325,484

Unrealized losses

The following tables reflect the fair values and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013.

	June 30, 2014
(in thousands)	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Corporate bonds	7,911	98	2,520	1	10,431	99
Mortgage-backed securities -
Agency	27,612	52	31,758	818	59,370	870
Asset-backed securities	25,465	500	3,000	34	28,465	534
	$60,988	$650	$37,278	$853	$98,266	$1,503

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

Debt securities with unrealized losses totaling $1.5 million at June 30, 2014 included four corporate securities, eighteen mortgage-backed agency securities, and eleven asset-backed securities, compared with unrealized losses totaling $4.9 million at December 31, 2013 which included two U.S. agency securities, two corporate securities, forty-five mortgage-backed agency securities, six mortgage-backed non-agency securities, and thirteen asset-backed securities. The severity and duration of unrealized losses is expected to fluctuate with market interest rates.

Other-than-temporary impairment (“OTTI”)

During the six months ended June 30, 2014 and 2013, no securities were determined to be other-than-temporarily impaired and no impairment losses were recognized through noninterest income.

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

Maturities of investment securities

The amortized cost and fair value by contractual maturity of investment securities available for sale that are not determined to be other-than-temporarily impaired at June 30, 2014 and December 31, 2013  are shown below.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed and asset-backed securities, which are not due at a single maturity date, and equity securities, which do not have contractual maturities, are shown separately.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

	June 30, 2014		December 31, 2013
	Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$-	$-	$-	$-
Due after one year
but less than five years	6,645	6,730	13,187	13,440
Due after five years
but less than ten years	12,496	12,723	9,311	9,659
Due after ten years	14,981	15,405	16,739	16,978
Mortgage-backed securities -
Agency	244,070	246,662	227,662	225,845
Non-agency	-	-	8,150	8,180
Asset-backed securities	64,231	63,798	50,330	49,871
Equity securities	970	1,453	970	1,511
Total available-for-sale securities	$343,393	$346,771	$326,349	$325,484

Federal Home Loan Bank (“FHLB”)

The Company’s investment in FHLB stock totaled $9.7 million at June 30, 2014 and $11.1 million at December 31, 2013.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security because it is required to be held in order to access FHLB advances (i.e. borrowings).  It is carried at cost as there is no active market or exchange for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2014 and December 31, 2013, and no impairment has been recognized.

Federal Reserve Bank (“FRB”) and Other Restricted Stock

The Company’s investment in FRB and other restricted stock totaled $6.2 million at June 30, 2014 and December 31, 2013.  FRB stock comprises the majority of this amount and is generally viewed as a long-term investment and as a restricted investment security as it is required to be held to effect membership in the Federal Reserve System.  It is carried at cost as there is not an active market or exchange for the stock other than the FRB or member institutions.  The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2014 and December 31, 2013, and no impairment has been recognized.

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

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

The total of our loans by segment at June 30, 2014 and December 31, 2013 are as follows.

(in thousands)	June 30, 2014	December 31, 2013

Commercial and Industrial	$198,110	$225,492
Construction	138,083	158,473
Real estate - commercial mortgage	628,764	590,475
Real estate - residential mortgage	347,780	354,035
Installment	52,161	57,623
Deferred loan fees and related costs	(1,101)	(1,567)

Total loans	$1,363,797	$1,384,531

Allowance for Loan Losses

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the three and six months ended June 30, 2014, and 2013 is as follows.

	Three Months Ended June 30, 2014
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage		Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,956	$6,471	$8,007	$8,463		$1,470	$3,893	$31,260
Charge-offs	(1,028)	(2,604)	(578)	(1,755)		(445)	-	(6,410)
Recoveries	173	619	51	307	-	62	-	1,212
Provision	(573)	(502)	172	119		473	311	-
Ending balance	$1,528	$3,984	$7,652	$7,134		$1,560	$4,204	$26,062

	Three Months Ended June 30, 2013
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,842	$14,869	$7,315	$9,263	$1,038	$6,382	$43,709
Charge-offs	(2,254)	(2,581)	(331)	(3,276)	(59)	-	(8,501)
Recoveries	415	507	135	929	40	-	2,026
Provision	427	(1,572)	981	1,754	(318)	(272)	1,000
Ending balance	$3,430	$11,223	$8,100	$8,670	$701	$6,110	$38,234

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

	Six Months Ended June 30, 2014
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage		Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,404	$9,807	$10,135	$7,914		$521	$4,250	$35,031
Charge-offs	(1,160)	(5,428)	(2,208)	(2,256)		(525)	-	(11,577)
Recoveries	270	1,283	268	557	-	130	-	2,508
Provision	14	(1,678)	(543)	919		1,434	(46)	100
Ending balance	$1,528	$3,984	$7,652	$7,134		$1,560	$4,204	$26,062

Ending balance: attributable to
loans individually evaluated
for impairment	$219	$1,038	$2,482	$2,864		$206		$6,809
Recorded investment: loans
individually evaluated for
impairment	$2,366	$7,669	$30,614	$20,150		$374
Ending balance: attributable to
loans collectively evaluated
for impairment	$1,309	$2,946	$5,170	$4,270		$1,354	$4,204	$19,253
Recorded investment: loans
collectively evaluated for
impairment	$195,744	$130,414	$598,150	$327,630		$51,787

	Six Months Ended June 30, 2013
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$6,253	$15,728	$9,862	$9,953	$887	$5,699	$48,382
Charge-offs	(4,453)	(3,668)	(753)	(5,405)	(244)	-	(14,523)
Recoveries	1,089	733	407	1,013	133	-	3,375
Provision	541	(1,570)	(1,416)	3,109	(75)	411	1,000
Ending balance	$3,430	$11,223	$8,100	$8,670	$701	$6,110	$38,234

Ending balance: attributable to
loans individually evaluated
for impairment	$817	$2,842	$2,294	$3,499	$56		$9,508
Recorded investment: loans
individually evaluated for
impairment	$14,155	$20,666	$31,709	$25,584	$241
Ending balance: attributable to
loans collectively evaluated
for impairment	$2,613	$8,381	$5,806	$5,171	$645	$6,110	$28,726
Recorded investment: loans
collectively evaluated for
impairment	$225,138	$162,847	$528,526	$329,984	$62,439

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Impaired Loans

Total impaired loans were $61.2 million and $67.6 million at June 30, 2014, and December 31, 2013, respectively. The Company continues to resolve its troubled loans through charge-offs, curtailments, pay offs, and returns of loans to performing status.  Because new defaults and newly identified impaired loans were modest in the second quarter of 2014, impaired loans decreased by $9.7 million or 13.7% compared to the first quarter of 2014.

Collateral dependent impaired loans were $55.5 million and $61.9 million at June 30, 2014, and December 31, 2013, respectively, and are measured at the fair value of the underlying collateral less costs to sell. Impaired loans for which no allowance is provided totaled $34.0 million and $34.7 million at June 30, 2014, and December 31, 2013, respectively. Loans written down to their estimated fair value of collateral less the costs to sell account for $7.8 million and $9.4 million of the impaired loans for which no allowance has been provided as of June 30, 2014, and December 31, 2013, respectively, and the weighted average age of appraisals for these loans is 0.55 years at June 30, 2014.  The remaining impaired loans for which no allowance is provided are expected to be fully covered by the fair value of the collateral, and therefore, no loss is expected on these loans.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

The following charts show recorded investment, unpaid balance, and related allowance, as of June 30, 2014 and December 31, 2013, as well as average investment and interest recognized for the three and six months ended June 30, 2014 and 2013, for impaired loans by major segment and class.

				Three Months Ended		Six Months Ended
	June 30, 2014			June 30, 2014		June 30, 2014
	Recorded	Unpaid	Related	Average	Interest	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$1,666	$2,822	$-	$1,830	$2	$1,857	$4
Construction
1-4 family residential
construction	-	-	-	-	-	-	-
Commercial construction	4,529	8,684	-	5,022	10	5,182	23
Real estate
Commercial Mortgage
Owner occupied	17,079	18,248	-	17,609	100	17,677	199
Non-owner occupied	2,430	5,350	-	2,548	4	2,566	8
Residential Mortgage
Secured by 1-4 family
1st lien	5,899	7,010	-	6,572	16	6,592	32
Junior lien	2,315	3,556	-	2,558	1	2,562	3
Installment	61	124	-	65	-	65	-
	$33,979	$45,794	$-	$36,204	$133	$36,501	$269
With an allowance recorded:
Commercial & Industrial	$700	$700	$219	$727	$1	$730	$3
Construction
1-4 family residential
construction	-	-	-	-	-	-	-
Commercial construction	3,140	5,782	1,038	3,346	18	3,367	37
Real estate
Commercial Mortgage
Owner occupied	6,980	6,980	720	7,025	59	7,053	115
Non-owner occupied	4,125	4,338	1,762	5,126	-	5,138	-
Residential Mortgage
Secured by 1-4 family
1st lien	9,619	10,673	1,604	9,655	50	9,667	100
Junior lien	2,317	2,317	1,260	2,345	4	2,350	7
Installment	313	313	206	313	2	354	3
	$27,194	$31,103	$6,809	$28,537	$134	$28,659	$265
Total:
Commercial & Industrial	$2,366	$3,522	$219	$2,557	$3	$2,587	$7
Construction	7,669	14,466	1,038	8,368	28	8,549	60
Real estate
Commercial mortgage	30,614	34,916	2,482	32,308	163	32,434	322
Residential mortgage	20,150	23,556	2,864	21,130	71	21,171	142
Installment	374	437	206	378	2	419	3
Total	$61,173	$76,897	$6,809	$64,741	$267	$65,160	$534

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

				Three Months Ended		Six Months Ended
	December 31, 2013			June 30, 2013		June 30, 2013
	Recorded	Unpaid	Related	Average	Interest	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$2,049	$3,108	$-	$8,434	$-	$13,444	$4
Construction
1-4 family residential
construction	-	-	-	1,560	-	796	-
Commercial construction	6,437	9,398	-	14,956	-	15,256	1
Real estate
Commercial Mortgage
Owner occupied	13,565	14,784	-	15,562	2	16,580	79
Non-owner occupied	2,998	5,767	-	4,163	29	4,857	43
Residential Mortgage
Secured by 1-4 family
1st lien	7,931	9,372	-	12,943	25	14,041	33
Junior lien	1,598	2,805	-	3,308	-	2,933	-
Installment	80	175	-	156	-	120	-
	$34,658	$45,409	$-	$61,082	$56	$68,027	$160
With an allowance recorded:
Commercial & Industrial	$932	$932	$505	$6,915	$9	$1,927	$18
Construction
1-4 family residential
construction	-	-	-	70	-	140	-
Commercial construction	7,306	7,305	5,108	8,433	38	6,238	90
Real estate
Commercial Mortgage
Owner occupied	6,868	6,945	849	11,976	26	8,831	111
Non-owner occupied	5,609	5,627	3,231	2,869	18	4,760	19
Residential Mortgage
Secured by 1-4 family
1st lien	9,695	9,779	2,221	8,974	49	6,990	138
Junior lien	2,332	2,332	1,178	1,544	5	1,331	11
Installment	158	295	49	120	2	125	3
	$32,900	$33,215	$13,141	$40,901	$147	$30,342	$390
Total:
Commercial & Industrial	$2,981	$4,040	$505	$15,349	$9	$15,371	$22
Construction	13,743	16,703	5,108	25,019	38	22,430	91
Real estate
Commercial mortgage	29,040	33,123	4,080	34,570	75	35,028	252
Residential mortgage	21,556	24,288	3,399	26,769	79	25,295	182
Installment	238	470	49	276	2	245	3
Total	$67,558	$78,624	$13,141	$101,983	$203	$98,369	$550

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Non-performing Assets

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and other real estate owned and repossessed assets.  Our non-performing assets ratio, defined as the ratio of non-performing assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 4.19% and 5.29% at June 30, 2014 and December 31, 2013, respectively. Non-performing assets as of June 30, 2014 and December 31, 2013, were as follows.

(in thousands)	June 30, 2014	December 31, 2013
Loans 90 days past due and still accruing interest	$843	$-
Nonaccrual loans, including nonaccrual impaired loans	36,127	39,854
Other real estate owned and repossessed assets	22,419	36,665
Non-performing assets	$59,389	$76,519

Nonaccrual Loans

A reconciliation of nonaccrual loans to impaired loans as of June 30, 2014 and December 31, 2013 is as follows.

(in thousands)	June 30, 2014	December 31, 2013
Nonaccrual loans, including nonaccrual impaired loans	$36,127	$39,854
TDRs on accrual	22,039	23,282
Impaired loans on accrual	3,007	4,422
Total impaired loans	$61,173	$67,558

Nonaccrual loans were $36.1 million at June 30, 2014 compared to $39.9 million at December 31, 2013.  If income on nonaccrual loans had been recorded under original terms, $873 thousand and $2.2 million of additional interest income would have been recorded for the six months ended June 30, 2014, and 2013 respectively.

The following table provides a rollforward of nonaccrual loans for the six months ended June 30, 2014.

			Real Estate
(in thousands)	Commercial & Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Total
Balance at December 31, 2013	$2,794	$10,614	$12,633	$13,679	$134	$39,854
Transfers in	1,011	1,347	5,298	5,470	1,225	14,351
Transfers to OREO	-	(284)	(143)	(1,075)	-	(1,502)
Charge-offs	(1,160)	(5,428)	(2,208)	(2,256)	(525)	(11,577)
Payments	(90)	(611)	(1,019)	(1,794)	(564)	(4,078)
Return to accrual	-	(502)	-	(419)	-	(921)
Loan type reclassification	(370)	-	370	-	-	-
Balance at June 30, 2014	$2,185	$5,136	$14,931	$13,605	$270	$36,127

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Age Analysis of Past Due Loans

An age analysis of past due loans as of June 30, 2014 and December 31, 2013 is as follows.

	June 30, 2014
							90 Days or
							More Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due and
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial & Industrial	$184	$-	$2,185	$2,369	$195,741	$198,110	$-
Construction
1-4 family residential
construction	-	-	-	-	17,158	17,158	-
Commercial construction	236	-	5,136	5,372	115,553	120,925	-
Real estate
Commercial Mortgage
Owner occupied	632	-	8,645	9,277	249,244	258,521	-
Non-owner occupied	-	-	6,286	6,286	363,957	370,243	-
Residential Mortgage
Secured by 1-4 family
1st lien	627	478	10,416	11,521	211,669	223,190	843
Junior lien	490	49	4,032	4,571	120,019	124,590	-
Installment	-	-	270	270	51,891	52,161	-
Deferred loan fees
and related costs	-	-	-	-	(1,101)	(1,101)	-
Total	$2,169	$527	$36,970	$39,666	$1,324,131	$1,363,797	$843

	December 31, 2013
							90 Days or
							More Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due and
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial & Industrial	$317	$-	$2,794	$3,111	$222,381	$225,492	$-
Construction
1-4 family residential
construction	298	-	-	298	17,879	18,177	-
Commercial construction	1,031	132	10,614	11,777	128,519	140,296	-
Real estate
Commercial Mortgage
Owner occupied	1,961	360	4,932	7,253	266,661	273,914	-
Non-owner occupied	200	517	7,701	8,418	308,143	316,561	-
Residential Mortgage
Secured by 1-4 family
1st lien	2,983	237	10,877	14,097	209,564	223,661	-
Junior lien	367	2	2,802	3,171	127,203	130,374	-
Installment	1	-	134	135	57,488	57,623	-
Deferred loan fees
and related costs	-	-	-	-	(1,567)	(1,567)	-
Total	$7,158	$1,248	$39,854	$48,260	$1,336,271	$1,384,531	$-

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Credit Quality

The following tables provide information on June 30, 2014 and December 31, 2013 about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator.

	June 30, 2014
		Special		Nonaccrual
(in thousands)	Pass	Mention	Substandard	Loans	Total
Commercial & Industrial	$175,031	$19,022	$1,872	$2,185	$198,110
Construction
1-4 family residential
construction	16,062	241	855	-	17,158
Commercial construction	84,197	28,835	2,757	5,136	120,925
Real estate
Commercial Mortgage
Owner occupied	220,688	22,770	6,418	8,645	258,521
Non-owner occupied	347,265	11,788	4,904	6,286	370,243
Residential Mortgage
Secured by 1-4 family
1st lien	184,738	21,659	7,220	9,573	223,190
Junior lien	113,554	5,200	1,804	4,032	124,590
Installment	50,788	998	105	270	52,161
Deferred loan fees
and related costs	(1,101)	-	-	-	(1,101)
Total	$1,191,222	$110,513	$25,935	$36,127	$1,363,797

	December 31, 2013
		Special		Nonaccrual
(in thousands)	Pass	Mention	Substandard	Loans	Total
Commercial & Industrial	$202,490	$17,371	$2,837	$2,794	$225,492
Construction
1-4 family residential
construction	17,288	277	612	-	18,177
Commercial construction	87,237	39,298	3,147	10,614	140,296
Real estate
Commercial Mortgage
Owner occupied	224,261	31,615	13,106	4,932	273,914
Non-owner occupied	278,124	23,924	6,812	7,701	316,561
Residential Mortgage
Secured by 1-4 family
1st lien	177,649	26,695	8,440	10,877	223,661
Junior lien	120,143	4,790	2,639	2,802	130,374
Installment	56,289	1,096	104	134	57,623
Deferred loan fees
and related costs	(1,567)	-	-	-	(1,567)
Total	$1,161,914	$145,066	$37,697	$39,854	$1,384,531

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Modifications

Loans meeting the criteria to be classified as Troubled Debt Restructurings (“TDRs”) are included in impaired loans. As of June 30, 2014 and December 31, 2013, loans classified as TDRs were $26.6 million and $31.0 million, respectively. The following table shows the loans classified as TDRs at June 30, 2014 and December 31, 2013.

(in thousands except number of contracts)	June 30, 2014		December 31, 2013
	Number of	Recorded	Number of	Recorded
Troubled Debt Restructurings	Contracts	Investment	Contracts	Investment
Commercial & Industrial	2	$175	2	$180
Construction
1-4 family residential construction	-	-	-	-
Commercial construction	13	4,861	14	8,192
Real estate
Commercial Mortgage
Owner occupied	14	15,562	14	15,466
Non-owner occupied	1	268	1	272
Residential Mortgage
Secured by 1-4 family, 1st lien	12	5,344	14	6,561
Secured by 1-4 family, junior lien	5	355	5	361
Installment	1	5	1	4
Total	48	$26,570	51	$31,036

Of total TDRs, $22.0 million was accruing and $4.5 million was nonaccruing at June 30, 2014 and $23.3 million was accruing and $7.8 million was nonaccruing at December 31, 2013.  Loans that are on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers whether such loans may return to accrual status.  TDRs in nonaccrual status are returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan in accordance with the modified terms.  For the six months ended June 30, 2014, $0 of the nonaccrual TDRs were returned to accrual status and for the year ended December 31, 2013, $647 thousand of the nonaccrual TDRs were returned to accrual status.

The following table shows a rollforward of accruing and nonaccruing TDRs for the six months ended June 30, 2014.

(in thousands)	Accruing	Nonaccruing	Total
Balance at December 31, 2013	$23,282	$7,754	$31,036
Charge-offs	-	(2,727)	(2,727)
Payments	(1,762)	(724)	(2,486)
New TDR designation	519	228	747
Release TDR designation	-	-	-
Transfer	-	-	-
Balance at June 30, 2014	$22,039	$4,531	$26,570

The allowance for loan losses allocated to TDRs was $1.7 million and $4.2 million at June 30, 2014 and December 31, 2013, respectively.  The total of TDRs charged off and the allocated portion of allowance for loan losses associated with TDRs charged off were $2.7 million and $2.7 million, respectively, during the six months ended June 30, 2014, and $970 thousand and $632 thousand, respectively, during the year ended December 31, 2013.  The improvement in the general reserve since December 31, 2013 has been enough to compensate for increased impairments against new and remaining TDRs.

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

The following table shows a summary of the primary reason and pre- and post-modification outstanding recorded investment for loan modifications that were classified as TDRs during the three and six months ended June 30, 2014 and June 30, 2013.  These tables include modifications made to existing TDRs as well as new modifications that are considered TDRs for the periods presented.  TDRs made with a below market rate that also include a modification of loan structure are included under rate change.

For the Three Months Ended June 30, 2014
(in thousands except number of contracts)	Rate			Structure
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial & Industrial	-	$-	$-	1	$68	$68
Construction
1-4 family residential construction	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Real estate
Commercial Mortgage
Owner occupied	1	451	451	-	-	-
Non-owner occupied	-	-	-	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	-	-	-	-	-	-
Secured by 1-4 family, junior lien	-	-	-	-	-	-
Installment	-	-	-	-	-	-
Total	1	$451	$451	1	$68	$68

For the Three Months Ended June 30, 2013
(in thousands except number of contracts)	Rate			Structure
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial & Industrial	-	$-	$-	-	$-	$-
Construction
1-4 family residential construction	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Real estate
Commercial Mortgage
Owner occupied	-	-	-	-	-	-
Non-owner occupied	-	-	-	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	1	2,010	2,010	-	-	-
Secured by 1-4 family, junior lien	-	-	-	-	-	-
Installment	-	-	-	-	-	-
Total	1	$2,010	$2,010	-	$-	$-

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

	For the Six Months Ended June 30, 2014
(in thousands except number of contracts)	Rate			Structure
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial & Industrial	-	$-	$-	1	$68	$68
Construction
1-4 family residential construction	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Real estate
Commercial Mortgage
Owner occupied	1	451	451	-	-	-
Non-owner occupied	-	-	-	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	-	-	-	2	408	226
Secured by 1-4 family, junior lien	-	-	-	1	2	2
Installment	-	-	-	-	-	-
Total	1	$451	$451	4	$478	$296

For the Six Months Ended June 30, 2013
(in thousands except number of contracts)	Rate			Structure
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial & Industrial	-	$-	$-	-	$-	$-
Construction
1-4 family residential construction	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Real estate
Commercial Mortgage
Owner occupied	-	-	-	-	-	-
Non-owner occupied	-	-	-	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	1	2,010	2,010	-	-	-
Secured by 1-4 family, junior lien	-	-	-	-	-	-
Installment	-	-	-	-	-	-
Total	1	$2,010	$2,010	-	$-	$-

For the three and six months ended June 30, 2014 and 2013, the Company had no loans for which there was a payment default and subsequent movement to nonaccrual status, that were modified as TDR’s within the previous twelve months.

Loans that are considered TDRs are considered specifically impaired and the primary consideration for measurement of impairment is the present value of the expected cash flows.  However, given the prevalence of real estate secured loans in the Company’s portfolio of troubled assets, the majority of the Company’s TDR loans are

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

ultimately considered collateral-dependent.  As a practical expedient, impairments are, therefore, calculated based upon the estimated fair value of the underlying collateral. Observable market prices for the sale of the respective notes are not considered as a basis for impairment for any of the Company’s impaired loans.

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

The Company does not participate in any government or company sponsored TDR programs and holds no corresponding assets.  Rather, loans are individually modified in situations where the Company believes it will minimize the probability of losses to the Company.  Additionally, the Company had no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs at June 30, 2014.

NOTE F - Other Real Estate Owned and Repossessed Assets

The following table shows a rollforward of other real estate owned and repossessed assets for the six months ended June 30, 2014.

(in thousands)	Amount
Balance at December 31, 2013	$36,665
Transfers in (via foreclosure)	1,804
Sales	(14,768)
Gain on sales	144
Impairments	(1,426)
Balance at June 30, 2014	$22,419

Other real estate owned and repossessed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on these assets as of and for the six months ended June 30, 2014 and 2013 is as follows.

(in thousands)	June 30, 2014	June 30, 2013
Balance at beginning of year	$12,776	$19,100
Impairments	1,426	1,677
Charge-offs	(4,138)	(4,806)
Balance at end of period	$10,064	$15,971

Expenses applicable to other real estate owned and repossessed assets for the three and six months ended June 30, 2014, and 2013 include the following.

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
(Gains) losses on sale	$77	$(233)	$(144)	$1
Other than temporary impairments	1,090	1,007	1,426	1,677
Operating expenses	334	388	693	635
Total	$1,501	$1,162	$1,975	$2,313

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

NOTE G - Share-Based Compensation Plans

On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan (the “Plan”), which provided for the grant of up to 2,750,000 shares of our Common Stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities.  On June 25, 2012, the Company’s shareholders approved an amendment to the Plan that increased the number of shares reserved for issuance under the Plan to 13,675,000 of which 10,997,770 remain to be granted as of June 30, 2014.

Stock Options

Outstanding stock options consist of grants made to the Company’s directors and employees under share-based compensation plans that have been approved by the Company’s shareholders.  All outstanding options have original terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over three to ten years.  No options were granted during the six months ended June 30, 2014.  A summary of the Company’s stock option activity and related information for the six months ended June 30, 2014 is as follows.

		Weighted	Average
	Options	Average	Intrinsic
	Outstanding	Exercise Price	Value
Balance at December 31, 2013	24,183	392.44	-
Expired	(1,340)	355.41	-
Balance at June 30, 2014	22,843	$394.62	$-
Options exercisable at
June 30, 2014	22,556	$395.74	$-

Restricted Stock Units

The Company granted restricted stock units to non-employee directors and certain employees as part of incentive programs.  The restricted stock units are settled in Common Stock of the Company and will generally vest over either one or two years.  Grants of these awards were valued based on the closing price on the day of grant.  Compensation expense for outstanding restricted stock units is recognized ratably over the vesting periods of the awards.  The restricted stock units are not eligible to receive dividends or dividend equivalence until the restricted stock units are settled in Common Stock of the Company.  At that time, the participant will be entitled to all the same rights as a shareholder of the Company.

A summary of the Company’s restricted stock unit activity and related information for the six months ended June 30, 2014 is as follows.

	Number of	Weighted-Average
	Non-Vested	Grant Date
	Stock Awards	Fair Value
Balance at December 31, 2013	1,860,930	$1.32
Granted	344,103	1.71
Vested	(212,438)	1.34
Forfeited and cancelled	(761,912)	1.25
Balance at June 30, 2014	1,230,683	$1.47

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

As of June 30, 2014, there was $647 thousand of total unrecognized compensation cost related to restricted stock units.  That cost is expected to be recognized over a weighted-average period of 1.6 years.  During the three months ended June 30, 2014, $454 thousand of compensation expense was reversed that was related to the 761,912 restricted stock units that were cancelled during that period.

Compensation cost relating to share-based awards is accounted for in the consolidated financial statements based on the fair value of the share-based award.

Share-based compensation expense recognized in the consolidated statements of operations for the six months ended June 30, 2014, and 2013 was as follows.

(in thousands)	June 30, 2014	June 30, 2013
Expense recognized:
Related to stock options	$-	$24
Related to restricted stock units	329	377
Related tax benefit	-	-

There were vested restricted stock units totaling 462,436 and 124,999 at June 30, 2014 and 2013, respectively.

NOTE H - Business Segment Reporting

The Company has identified its operating segments by product and subsidiary bank.  The Company’s two community bank subsidiaries, BOHR and Shore, provide loan and deposit services through full-service branches and loan production offices located in Virginia, North Carolina, Delaware, and Maryland.  In addition to its banking operations, the Company has two additional reportable segments:  Mortgage and Corporate.

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

The following tables show certain financial information as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013 for each segment and in total.  (Note: In order to be consistent with the presentation of total assets at June 30, 2014, total assets at December 31, 2013 have been reclassified to remove the impact of investments in subsidiaries from the Eliminations and Corporate segments).

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Total assets at June 30, 2014	$1,975,446	$(69,502)	$1,662,052	$329,621	$42,749	$10,526

Total assets at December 31, 2013	$1,950,272	$(71,828)	$1,639,033	$327,842	$37,003	$18,222

(in thousands)	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Three Months Ended June 30, 2014
Net interest income (loss)	$15,037	$-	$12,240	$2,897	$136	$(236)
Provision for loan losses	-	-	60	-	(60)	-
Net interest income (loss)
after provision for loan losses	15,037	-	12,300	2,897	76	(236)
Noninterest income	5,521	(70)	1,276	987	3,142	186
Noninterest expense	17,712	(70)	10,948	2,856	2,540	1,438
Income (loss) before provision
for income taxes (benefit)	2,846	-	2,628	1,028	678	(1,488)
Provision for income taxes	37	-	-	17	20	-
Net income (loss)	2,809	-	2,628	1,011	658	(1,488)
Net income attributable to
non-controlling interest	333	-	-	-	333	-
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$2,476	$-	$2,628	$1,011	$325	$(1,488)

(in thousands)	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Three Months Ended June 30, 2013
Net interest income (loss)	$16,095	$-	$13,464	$2,979	$147	$(495)
Provision for loan losses	1,000	-	645	355	-	-
Net interest income (loss)
after provision for loan losses	15,095	-	12,819	2,624	147	(495)
Noninterest income	7,584	(63)	2,769	532	4,251	95
Noninterest expense	22,193	(63)	14,701	2,787	3,864	904
Income (loss) before provision
for income taxes (benefit)	486	-	887	369	534	(1,304)
Provision for income taxes	135	-	120	10	-	5
Net income (loss)	351	-	767	359	534	(1,309)
Net income attributable to
non-controlling interest	262	-	-	-	262	-
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$89	$-	$767	$359	$272	$(1,309)

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

(in thousands)	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Six Months Ended June 30, 2014
Net interest income (loss)	$29,992	$-	$24,625	$5,818	$225	$(676)
Provision for loan losses	(100)	-	260	(300)	(60)	-
Net interest income (loss)
after provision for loan losses	29,892	-	24,885	5,518	165	(676)
Noninterest income	12,823	(130)	6,209	1,605	4,952	187
Noninterest expense	36,228	(130)	23,304	5,829	4,900	2,325
Income (loss) before provision
for income taxes (benefit)	6,487	-	7,790	1,294	217	(2,814)
Provision for income taxes	45	-	-	25	20	-
Net income (loss)	6,442	-	7,790	1,269	197	(2,814)
Net income attributable to
non-controlling interest	107	-	-	-	107	-
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$6,335	$-	$7,790	$1,269	$90	$(2,814)

(in thousands)	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Six Months Ended June 30, 2013
Net interest income (loss)	$32,025	$-	$26,743	$5,868	$347	$(933)
Provision for loan losses	1,000	-	500	500	-	-
Net interest income (loss)
after provision for loan losses	31,025	-	26,243	5,368	347	(933)
Noninterest income	13,012	(125)	1,941	510	10,214	472
Noninterest expense	41,625	(125)	27,317	5,636	7,397	1,400
Income (loss) before provision
for income taxes (benefit)	2,412	-	867	242	3,164	(1,861)
Provision for income taxes	135	-	120	10	-	5
Net income (loss)	2,277	-	747	232	3,164	(1,866)
Net income attributable to
non-controlling interest	1,556	-	-	-	1,556	-
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$721	$-	$747	$232	$1,608	$(1,866)

NOTE I - Derivative Instruments

Derivatives are a financial instrument whose value is based on one or more underlying assets.  The Company originated residential mortgage loans for sale into the secondary market on both a best efforts and (from September 2012 to December 2013) on a mandatory delivery basis.  In connection with the underwriting process, the Company enters into commitments to lock-in the interest rate of the loan with the borrower prior to funding (“interest rate lock commitments”).  Generally, such interest rate lock commitments are for periods less than 60 days.  These interest rate lock commitments are considered derivatives.  The Company manages its exposure to changes in fair value associated with these interest rate lock commitments by entering into simultaneous agreements to sell the residential loans to third party investors shortly after their origination and funding.  At June 30, 2014 and at December 31, 2013 the Company had loans held for sale of $30.5 million and $25.1 million, respectively.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Under the contractual relationship in the best efforts method, the Company is obligated to sell the loans only if the loans close.  As a result of the terms of these contractual relationships, the Company is not exposed to changes in fair value nor will it realize gains related to its interest rate lock commitments due to subsequent changes in interest rates.  At June 30, 2014 and at December 31, 2013, the Company had rate-lock commitments to originate residential mortgage loans (unfunded par amount of loans) on a best efforts basis in the amounts of $58.5 million and $35.6 million, respectively.  From September 2012 to December 2013, the Company sold some of its mortgage loan production on a mandatory delivery basis and using derivative instruments (essentially forward delivery commitments and To-Be-Announced securities) to manage the resulting interest rate risk.  These derivatives were entered into as balance sheet risk management instruments, and therefore, were not designated as an accounting hedge.  Under the mandatory delivery approach, residential mortgage loans held for sale and commitments to borrowers to originate loans at agreed upon interest rates exposed the Company to changes in market rates and conditions subsequent to the interest rate lock commitment until the loans are delivered to the investor.    Also, the decrease in the carrying value of the underlying loans and interest rate lock commitments totaled $247 thousand during that same period. Gains and losses on the Company’s derivative instruments are included within mortgage banking revenue on the Consolidated Statements of Operations.

Additionally, to meet the needs of its commercial customers, the Company uses interest rate swaps to manage its interest rate risk.  Derivative contracts are executed between the Company and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program enabling the commercial loan customers to effectively exchange variable-rate interest payments under their existing obligations for fixed-rate interest payments.  For the six months ended June 30, 2014 and 2013, the Company recorded gains totaling $79 thousand and $514 thousand, respectively, related to trading income on the interest rate swaps included in the back-to-back swap program that was included within other noninterest income on the Consolidated Statements of Operations.

As of June 30, 2014 and December 31, 2013, the Company has derivative financial instruments not included in hedge relationships.  These derivatives consist of interest rate swaps used for interest rate management purposes and derivatives executed with commercial banking customers to facilitate their interest rate management strategies.

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements.  The Company’s derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association (“ISDA”) master agreements which include “right of setoff” provisions.  In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis.  Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes.

Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2014 and December 31, 2013 is presented in the following tables

		Gross	Net Amounts	Gross Amounts
		Amounts	of Assets	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
(in thousands)	Assets	Sheets	Sheets	Instruments	Received	Amount
Derivative assets:
June 30, 2014
Interest rate swap agreements	$766	$-	$766	$259	$-	$507
December 31, 2013
Interest rate swap agreements	986	-	986	156	-	830

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

		Gross	Net Amounts	Gross Amounts
		Amounts	of Liabilities	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Sheets	Sheets	Instruments	Pledged	Amount
Derivative liabilities:
June 30, 2014
Interest rate swap agreements	$766	$-	$766	$259	$247	$260
December 31, 2013
Interest rate swap agreements	986	-	986	156	-	830

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

The following tables reflect the fair value of assets measured and recognized at fair value on a recurring basis in the consolidated balance sheets at June 30, 2014 and December 31, 2013.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

(in thousands)		Fair Value Measurements at Reporting Date Using
Assets	June 30, 2014	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. agency securities	$20,191	$-	$20,191	$-
State and municipal securities	-	-	-	-
Corporate bonds	14,667	-	14,667	-
Mortgage-backed securities -
Agency	246,662	-	246,662	-
Non-agency	-	-	-	-
Asset-backed securities	63,798	-	63,798	-
Equity securities	1,453	1,164	-	289
Total investment securities
available for sale	346,771	1,164	345,318	289
Other assets
Interest rate lock commitments	694	-	-	694
Interest rate swaps	766	-	766	-

Total assets	$348,231	$1,164	$346,084	$983
Other Liabilities
Interest rate swaps	$766	$-	$766	$-
Total liabilities	$766	$-	$766	$-

(in thousands)		Fair Value Measurements at Reporting Date Using
Assets	December 31, 2013	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. agency securities	$21,998	$-	$21,998	$-
State and municipal securities	537	-	537	-
Corporate bonds	17,542	-	17,542	-
Mortgage-backed securities -
Agency	225,845	-	225,845	-
Non-agency	8,180	-	8,180	-
Asset-backed securities	49,871	-	49,871	-
Equity securities	1,511	1,222	-	289
Total investment securities
available for sale	325,484	1,222	323,973	289
Other assets
Interest rate lock commitments	844	-	-	844
Interest rate swaps	986	-	986	-

Total assets	$327,314	$1,222	$324,959	$1,133
Other Liabilities
Interest rate swaps	$986	$-	$986	$-
Total liabilities	$986	$-	$986	$-

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

The following table shows a rollforward of recurring fair value measurements categorized with Level 3 of the fair value hierarchy for the six months ended June 30, 2014 and 2013.

	Activity in Level 3		Activity in Level 3
	Fair Value Measurements		Fair Value Measurements
(in thousands)	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Investment	Derivative	Investment	Derivative
	Securities	Loan	Securities	Loan
Description	Available for Sale	Commitments	Available for Sale	Commitments
Beginning of period balance	$289	$844	$289	$2,040
Unrealized gains included in:
Earnings	-	-	-	-
Other comprehensive income	-	-	-	-
Purchases	-	-	-	-
Sales	-	-	-	-
Issuances	-	-	-	-
Settlements	-	(150)	-	(669)
End of period balance	$289	$694	$289	$1,371

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

In addition, matrix value adjustments may be made by our independent appraisal group to reflect property value trends within specific markets as well as actual sales data from market transactions and/or foreclosed real estate sales.  It is the Company’s policy to classify these as Level 3 assets within the fair value hierarchy.  The weighted average age of appraisals for valuations of collateral dependent impaired loans was 0.55 years as of June 30, 2014 and 0.73 years as of December 31, 2013.  Management periodically reviews the discounts in the matrix as compared to valuations from updated appraisals and modifies the discounts accordingly should updated appraisals reflect valuations significantly different than those derived utilizing the matrix.  To date, management believes the appraisal discount matrix has resulted in appropriate adjustments to existing appraisals thereby providing management with reasonable valuations for the collateral underlying the loan portfolio; however, while appraisals are indicators of fair value, the amount realized upon sale of these assets could be significantly different.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

The following tables reflect the fair value of assets measured and recognized at fair value on a nonrecurring basis in the consolidated balance sheets at June 30, 2014 and December 31, 2013.

	Assets	Fair Value Measurements at
	Measured at	June 30, 2014 Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$49,166	$-	$-	$49,166

Other real estate owned
and repossessed assets	22,419	-	-	22,419

	Assets	Fair Value Measurements at
	Measured at	December 31, 2013 Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$49,319	$-	$-	$49,319

Other real estate owned
and repossessed assets	36,665	-	-	36,665

The following describes the valuation techniques used to estimate fair value for our assets that are required to be measured on a nonrecurring basis.

Impaired Loans.  The majority of the Company’s impaired loans are considered collateral dependent.  For collateral dependent impaired loans, impairment is measured based upon the estimated fair value of the underlying collateral.    Due to the nature of real-estate appraisals and the discounts applied by the Company in determining fair value of the underlying collateral as described previously, collateral-dependent loans are considered level 3 financial instruments.

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

			Range of
(in thousands except for percentages)			Significant Unobservable
	Fair Value at	Significant Unobservable Inputs	Inputs as of
Type	June 30, 2014	by Valuation Technique	June 30, 2014
Derivative loan commitments	$694	Pull through rate	83%
		Percentage of loans that will
		ultimately close

Impaired loans	49,166	Appraised value	0 - 100%
		Discounts to reflect current market
		conditions, ultimate collectability,
		and estimated costs to sell

Other real estate owned	22,419	Appraised value	0 - 73%
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

These investments are carried at cost as there is no active market or exchange for the stock other than the FHLB, FRB, or member institutions.  The carrying amount approximates fair value.

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

(j)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments.  These deferred fees are not deemed significant at June 30, 2014 and December 31, 2013, and as such, the related fair values have not been estimated.

The carrying amounts and fair values of those financial instruments that are not recorded at fair value at June 30, 2014 and December 31, 2013 were as follows.

	June 30, 2014
	Carrying	Fair	Fair Value Measurements at Reporting Date Using
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,337,735	$1,351,801	$-	$-	$1,351,801
Financial Liabilities:
Deposits	1,561,522	1,540,712	-	1,540,712	-
FHLB borrowings	176,255	176,425	-	176,425	-
Other borrowings	29,007	29,007	-	29,007	-

	December 31, 2013
	Carrying	Fair	Fair Value Measurements at Reporting Date Using
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,349,500	$1,367,103	$-	$-	$1,367,103
Financial Liabilities:
Deposits	1,523,328	1,485,554	-	1,485,554	-
FHLB borrowings	194,178	194,191	-	194,191	-
Other borrowings	28,983	28,983	-	28,983	-
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

•

We had previously elected to defer payment of interest on our outstanding trust preferred securities issued by trust subsidiaries of our holding company.  However, we received approval from the FRB and BFI under the MOU to pay all previously deferred interest payments and have done so.  While all deferred payments have been made, our outstanding trust preferred securities permit future deferrals and under the MOU, future payments to service the trust preferred securities interest remain subject to regulatory approval;

•	The Volcker Rule collateralized loan obligation provisions could result in adverse consequences for us, including lower earnings, lower tangible capital and/or lower regulatory capital;
•

We incurred significant losses from 2009 to 2012.  While we returned to profitability in 2013, and continued to be profitable during the six months ended June 30, 2014, we can make no assurances that will continue.  An inability to improve our profitability could adversely affect our operations and our capital levels;

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

Material Trends and Uncertainties

General economic conditions in our major markets remained uneven for the six months ended June 30, 2014.  According to the U.S. Bureau of Labor Statistics, the Hampton Roads region’s unemployment rate stood at 5.9% in June 2014, compared to 5.3% in December 2013.  Our region saw a 0.3% increase in nonfarm employment between June 2013 and June 2014.  Through May 2014 our region had experienced declines in employment this year mainly due to defense cuts in federal government civilian jobs.  With nearly half of the Hampton Roads local economy driven by the military spending, any cuts in federal spending have a direct impact on the economic growth rate.

Although the Company’s overall loan growth is down 1.5% during the six months ended June 30, 2014 compared to December 31, 2013, the second quarter produced a 1.0% growth over first quarter.  This growth in the second quarter was driven by a strong performance in Real Estate - Commercial Mortgage, which grew by 6.8%.  The Wall

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Street Journal recently reported that debate is intensifying among Federal Reserve regional bank presidents about whether to push interest rates up sooner than planned because of recent improvements in the U.S economy.  However, it still appears that the Federal Reserve’s intention is to continue to maintain a low interest rate environment at least into 2015.  The current low interest rate environment will continue to place downward pressure on our net interest income and our overall operating net income.  Due to the continued improvement in the credit quality of our portfolio, non-performing assets have declined 22.4% since December 31, 2013, reducing the drag on income related to these problem assets. The elevation of mortgage interest rates which began in late summer 2013, has caused a dramatic decline in refinancing activity, and will continue to put downward pressure on overall mortgage banking revenue. Due to cost reduction initiatives implemented over the last few years, noninterest expense has declined, thus improving our overall efficiency.

For further discussion of the material trends and uncertainties that may affect our results and financial condition, refer to the risk factors contained Part II Item 1A “Risk Factors” in this report.

Company Overview

Hampton Roads Bankshares, Inc. (the “Company”) is a multi-bank holding company headquartered in Virginia Beach, Virginia.  The Company’s primary subsidiaries are Bank of Hampton Roads (“BOHR”) and Shore Bank (“Shore” collectively the “Banks”).  The Banks engage in general community and commercial banking business, targeting the needs of individuals and small- to medium-sized businesses in our primary service areas.  Currently, BOHR operates 17 full-service offices in the Hampton Roads region of southeastern Virginia and 10 full-service offices throughout Richmond, Virginia and the Northeastern and Research Triangle regions of North Carolina that do business as Gateway Bank & Trust Co. (“Gateway”).  Shore operates 7 full-service offices in the Eastern Shore of Virginia and Maryland and 3 loan production offices in Maryland and Delaware.  Through various affiliates, the Banks also offer mortgage banking and marine financing.  Our largest investor shareholders include Anchorage Capital Group, L.L.C. (“Anchorage”), CapGen Capital Group VI LP (“CapGen”), and The Carlyle Group, L.P. (“Carlyle”).  Anchorage, CapGen, and Carlyle own 24.90%, 29.97%, and 24.90%, respectively, of the outstanding shares of our Common Stock as of June 30, 2014.

Our primary source of revenue is net interest income earned by our bank subsidiaries.  Net interest income represents interest and fees earned from lending and investment activities less the interest paid on deposits and borrowings.  Net interest income may be impacted by variations in the volume and mix of interest-earning assets and interest-bearing liabilities, changes in the yields earned and the rates paid, level of non-performing assets, and the level of noninterest-bearing liabilities available to support earning assets.  In addition to net interest income, noninterest income is another important source of revenue.  Noninterest income is derived primarily from service charges on deposits and mortgage banking revenue.  Gains and losses on the sale or impairment of our other real estate owned and repossessed assets are recognized in noninterest income.  Other significant factors that impact net income attributable to Hampton Roads Bankshares, Inc. are the provision for loan losses, and noninterest expense.

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

Overview of Results of Operations and Financial Condition

The following commentary provides information about the major components of our results of operations, financial condition, liquidity, and capital resources.  This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.

Since 2008, our loan customers have operated in an economically stressed environment.  While broader economic conditions have begun to gradually improve, economic conditions in the markets in which we operate remain somewhat constrained.  Consequently, the levels of loan defaults and net charge-offs that we experienced continue to be higher than historical levels and our net interest income, before the provision for loan losses, has not grown over this period.

The Company reported net income for the six months ended June 30, 2014, as it did for the year ended December 31, 2013, as compared to the net operating losses from 2009 to 2012. This improvement in net income primarily resulted from improved general economic conditions and credit performance of the Company’s loan portfolio. There is no guarantee that we will be able to maintain this improvement in our net income. In addition to the risk that the broader economic conditions will stagnate or reverse their improvements, our mortgage banking earnings are particularly volatile due to their dependence upon the direction and level of mortgage interest rates, which increased in 2013, resulting in significantly lower revenue in our Mortgage segment. The Company also recognized $3.5 million in income from bank-owned life insurance for the six months ended June 30, 2014, which is significantly higher than the Company’s historic or expected bank-owned life insurance income.  As of June 30, 2014, the Company exceeded the regulatory capital minimums and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.

The following is a summary of our financial condition as of June 30, 2014 and our financial performance for the three and six months then ended.

•

Assets were $2.0 billion at June 30, 2014.  Total assets increased by $25.2 million or 1.3% from December 31, 2013.  The increase in assets was primarily associated with a $29.3 million or 68.4% increase in overnight funds sold and due from FRB, a $21.3 million or 6.5%  increase in investment securities available for sale, a $9.0 million or 25.6% decrease in the allowance for loan losses, a $5.5 million or 21.7%  increase in loans held for sale, partially offset by a $20.7 million or 1.5% decrease in gross loans, and a $14.3 million or 38.9% decrease in other real estate owned and foreclosed real estate.

•

Investment securities available for sale increased $21.3 million or 6.5% to $346.8 million as of June 30, 2014 from $325.5 million at December 31, 2013.  The increase primarily resulted from an increase in the net unrealized gains in our total portfolio and purchases of mortgage-backed securities.

•	Gross loans decreased by $20.7 million or 1.5% during the six months ended June 30, 2014, primarily due to normal loan pay down and charge off activity which exceeded new loan origination volume.

•

Impaired loans decreased by $6.4 million during the six months ended June 30, 2014 to $61.2 million at June 30, 2014, down from $67.6 million at December 31, 2013, primarily as a result of a downward trend in non-accrual commercial construction loans.

•

Allowance for loan losses at June 30, 2014 decreased 25.6% to $26.1 million from $35.0 million at December 31, 2013 as net charge-offs of previously identified impaired loans exceeded additional provisions for loan losses.  In particular, the specific component of the allowance for loan losses decreased to $6.8 million from $13.1 million.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

•

Deposits at June 30, 2014 increased $38.2 million or 2.5% from December 31, 2013 as a result of increases of $21.5 million or 8.8% in non-interest bearing demand deposits, increases of $16.4 million or 5.1% in time deposits less than $100 thousand, increases of $5.6 million in time deposits over $100 thousand, partially offset by decreases of $4.7 million or 7.5% in savings deposits.

•

Net income attributable to Hampton Roads Bankshares, Inc. for the three and six months ended June 30, 2014 was $2.5 million and $6.3 million, respectively, as compared with net income for the three and six months ended June 30, 2013 of $89 thousand and $721 thousand, respectively.

•

Net interest income decreased $1.1 million and $2.0 million in the three and six months ended June 30, 2014 compared to the same periods in 2013. The decreases  were due primarily to the decreases in average interest-earning assets, and a slight decline in net interest margin.

•

The continued improvement in the overall loan portfolio quality resulted in no loan loss provision needed during the three months ended June 30, 2014, allowing the total loan loss provision for the six months ended June 30, 2014 to remain at $100 thousand.  Substantially all charge-offs year-to-date related to impaired loans with specific reserves as of December 31, 2013.

•

Noninterest income for the three and six months ended June 30, 2014 was $5.5 million and $12.8 million, respectively, a decline of 27.2%  and 1.5% from the same periods in 2013. A major driver of this decline is mortgage banking revenue which decreased $1.1 million or 26.0%  and $5.3 million or 51.5% during the three and six months ended June 30, 2014, compared to the same periods in 2013.  The decrease in mortgage banking revenue is due to declines in both origination volume and margin, driven by rising market interest rates,  which resulted in a  dramatic negative impact on refinance demand.  Offsetting these declines were decreases in losses on premises and equipment associated with certain branch closings in the 2013, decreases in other than temporary impairment of other real estate owned and repossessed,  and an increase in income from bank-owned life insurance due to life insurance benefits received in excess of cash surrender value from the deaths of two former employees.

•

Noninterest expense finished at $17.7 million and $36.2 million, for the three and six months ended June 30, 2014, respectively, representing declines of $4.5 million or 20.2%  and $5.4 million or 13.0%, compared to the same periods in 2013, primarily due to lower salary and employee benefits, occupancy, and FDIC insurance expenses.

•

Our effective tax rate was 0.7% for the six months ended June 30, 2014 compared to 5.6% for the same period in 2013.  The small amount of tax expense recognized related to state income taxes owed.  These rates differ from the statutory rate due primarily to the valuation allowance against the Company’s deferred tax assets.  Refer to our 2013 Form 10-K for additional information relating to deferred tax assets.

ANALYSIS OF RESULTS OF OPERATIONS

Net income attributable to Hampton Roads Bankshares, Inc. for the three and six months ended June 30, 2014 was $2.5 million and $6.3 million, respectively, as compared with net income for the three and six months ended June 30, 2013 of $89 thousand and $721 thousand, respectively.

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

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Table 1 below expresses the average interest-earning assets and average interest-bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, the net interest margin, and the variance in interest income and expense caused by differences in average balances and rates for the three and six months ended June 30, 2014 and 2013.

Table 1:  Average Balance Sheet and Net Interest Margin Analysis

	Three Months Ended			Three Months Ended
	June 30, 2014			June 30, 2013			2014 Compared to 2013
							Interest
		Interest	Average		Interest	Average	Income/	Variance
(in thousands, except		Income/	Yield/		Income/	Yield/	Expense	Attributable to
average yield/rate data)	Average Balance	Expense	Rate	Average Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Interest-earning assets
Loans	$1,382,169	$15,584	4.52%	$1,465,714	$17,687	4.84%	$(2,103)	$(1,095)	$(1,008)
Investment and restricted equity securities	342,005	2,299	2.70	298,100	1,839	2.47	460	189	271
Interest-bearing deposits
in other banks	807	-	-	952	-	-	-	-	-
Overnight funds sold
and due from FRB	87,920	51	0.23	110,136	63	0.23	(12)	5	(17)
Total interest-earning assets	1,812,901	17,934	3.97	1,874,902	19,589	4.19	(1,655)	(901)	(754)
Noninterest-earning assets	143,945			152,658
Total assets	$1,956,846			$2,027,560

Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$607,526	$658	0.43%	$572,494	$558	0.39%	100	66	34
Savings deposits	58,696	8	0.05	67,375	9	0.05	(1)	1	(2)
Time deposits	618,997	1,589	1.03	700,916	1,856	1.06	(267)	(50)	(217)
Total interest-bearing deposits	1,285,219	2,255	0.70	1,340,785	2,423	0.72	(168)	17	(185)
Borrowings	213,895	642	1.20	235,883	1,071	1.82	(429)	(329)	(100)
Total interest-bearing liabilities	1,499,114	2,897	0.78	1,576,668	3,494	0.89	(597)	(312)	(285)
Noninterest-bearing liabilities
Demand deposits	246,695			249,322
Other liabilities	19,155			15,900
Total noninterest-bearing liabilities	265,850			265,222
Total liabilities	1,764,964			1,841,890
Shareholders' equity	191,882			185,670

Total liabilities and shareholders' equity	$1,956,846			$2,027,560
Net interest income		$15,037			$16,095
Net interest spread			3.19%			3.30%
Net interest margin			3.33%			3.44%

Note: Interest income from loans includes fees of $578 thousand for the three months ended June 30, 2014, and $732 thousand for the three months ended June 30, 2013.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013			2014 Compared to 2013
							Interest
		Interest	Average		Interest	Average	Income/	Variance
(in thousands, except		Income/	Yield/		Income/	Yield/	Expense	Attributable to
average yield/rate data)	Average Balance	Expense	Rate	Average Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Interest-earning assets
Loans	$1,380,057	31,276	4.57%	$1,476,489	$35,360	4.83%	$(4,084)	$(1,775)	$(2,309)
Investment and restricted equity securities	337,924	4,533	2.71	301,007	3,654	2.45	879	431	448
Interest-bearing deposits
in other banks	774	-	-	888	-	-	-	-	-
Overnight funds sold
and due from FRB	80,293	83	0.21	96,440	105	0.22	(22)	(4)	(18)
Total interest-earning assets	1,799,048	35,892	4.02	1,874,824	39,119	4.21	(3,227)	(1,348)	(1,879)
Noninterest-earning assets	147,445			154,575
Total assets	$1,946,493			$2,029,399

Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$606,901	$1,281	0.43%	$559,266	$1,067	0.38%	214	123	91
Savings deposits	59,100	16	0.05	64,146	19	0.06	(3)	(2)	(1)
Time deposits	610,491	3,097	1.02	725,216	3,864	1.07	(767)	(156)	(611)
Total interest-bearing deposits	1,276,492	4,394	0.69	1,348,628	4,950	0.74	(556)	(35)	(521)
Borrowings	216,326	1,506	1.40	235,943	2,144	1.83	(638)	(460)	(178)
Total interest-bearing liabilities	1,492,818	5,900	0.80	1,584,571	7,094	0.90	(1,194)	(495)	(699)
Noninterest-bearing liabilities
Demand deposits	244,313			243,846
Other liabilities	19,804			15,466
Total noninterest-bearing liabilities	264,117			259,312
Total liabilities	1,756,935			1,843,883
Shareholders' equity	189,558			185,516

Total liabilities and shareholders' equity	$1,946,493			$2,029,399
Net interest income		$29,992			$32,025
Net interest spread			3.22%			3.31%
Net interest margin			3.36%			3.44%

Note: Interest income from loans includes fees of $742 thousand for the six months ended June 30, 2014, and $1.2 million for the six months ended June 30, 2013.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Interest-earning assets consist of loans, investment and restricted equity securities, overnight funds sold and due from FRB, and interest-bearing deposits in other banks and interest-bearing liabilities consist of deposit accounts and borrowings. Net interest income for the three and six months ended June 30, 2014 was $15.0 million and $30.0 million, respectively, a decrease of $1.1 million or 6.6%  and $2.0 million or 6.4%, as compared to the same periods in 2013. Net interest margin for the three and six months ended June 30, 2014 was 3.33% and 3.36%, respectively, down from 3.44% for the comparable periods in 2013.  In the current low interest rate environment, the Company expects to continue to experience downward pressure on net interest margin, as rates on interest earning assets decline at a faster pace than that of our interest-bearing liabilities.

Interest income on loans, including fees, decreased predominantly as the result of a decline in the average yield on loans and a decline in average loan balances.  Interest income on investment securities increased due to higher reinvestment rates, slower prepayment speeds and security allocation.  Interest income on overnight funds sold and due from FRB decreased modestly.    The decrease in interest expense on deposits resulted from a decline in average interest-bearing deposits and an overall decrease in the average interest rate paid on interest-bearing deposits.

Interest expense on borrowings, which consisted of FHLB borrowings and other borrowings, decreased mainly due to maturing FHLB advances being paid down, as well as the overall lower average interest rate paid on borrowings.  In 2011, following a review of the Company’s current level of assumed interest rate risk and to promote liquidity and enhance current earnings, the Company modified certain advances with the FHLB. A majority of the Company’s existing fixed-rate advances were restructured as floating rate obligations at a fixed spread to three month LIBOR with maturities ranging from 2.75 to 4 years.

Noninterest Income

For the three and six months ended June 30, 2014, total noninterest income was $5.5 million and $12.8 million, respectively, a decrease of $2.1 million or 27.2% and $189 thousand or 1.5%, compared to the same periods in 2013. We define total revenue as the sum of interest income and non-interest income. Noninterest income comprised 26.3%  and 23.5% of total revenue during the three and six months ended June 30, 2014, respectively, compared to 27.9% and 25.0% for the same periods in 2013.

Table 2 provides a summary of noninterest income for the three and six months ended June 30, 2014 and 2013.

Table 2:  Noninterest Income

	Three Months Ended
	June 30,		2014 compared to 2013
(in thousands)	2014	2013	$	%
Mortgage banking revenue	$3,144	$4,250	$(1,106)	(26.0)%
Service charges on deposit accounts	1,195	1,300	(105)	(8.1)
Income from bank-owned life insurance	329	434	(105)	(24.2)
Gain on sale of investment securities available for sale	118	763	(645)	(84.5)
Gain (loss) on sale of premises and equipment	(18)	7	(25)	(357.1)
Other than temporary impairment of premises & equipment	-	-	-	-
Gain (loss) on sale of other real estate owned & repossessed assets	(77)	233	(310)	(133.0)
Other than temporary impairment of other real estate owned and repossessed assets	(1,090)	(1,007)	(83)	8.2
Visa check card income	654	662	(8)	(1.2)
Rental Income	160	149	11	7.4
Other	1,106	793	313	39.5
Total noninterest income	$5,521	$7,584	$(2,063)	(27.2)%

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

	Six Months Ended
	June 30,		2014 compared to 2013
(in thousands)	2014	2013	$	%
Mortgage banking revenue	$4,954	$10,214	$(5,260)	(51.5)%
Service charges on deposit accounts	2,354	2,517	(163)	(6.5)
Income from bank-owned life insurance	3,545	807	2,738	339.3
Gain on sale of investment securities available for sale	185	763	(578)	(75.8)
Gain (loss) on sale of premises and equipment	(31)	(120)	89	(74.2)
Other than temporary impairment of premises & equipment	-	(2,825)	2,825	(100.0)
Gain (loss) on sale of other real estate owned & repossessed assets	144	(1)	145	(14500.0)
Other than temporary impairment of other real estate owned and repossessed assets	(1,426)	(1,677)	251	(15.0)
Visa check card income	1,247	1,258	(11)	(0.9)
Rental Income	313	301	12	4.0
Other	1,538	1,775	(237)	(13.4)
Total noninterest income	$12,823	$13,012	$(189)	(1.5)%

Mortgage banking revenue declined due to decreases in both origination volume and margin, driven by rising market interest rates which had dramatic negative impact on refinance demand.  Refinancing activity accounted for 30% of mortgage originations during the first six months of 2014, as compared to 60% for the same period in 2013.

Income from bank-owned life insurance increased due to life insurance benefits received in excess of cash surrender value from the deaths of two former employees.

As the Company closed down certain branches in the first six months of 2013, it recorded impairments to premises and equipment as those properties were transferred to other real estate owned and repossessed assets.  Similar branch closings did not occur in the six months ended June 30, 2014.

The combined gain (loss) on sale of other real estate owned and repossessed assets and other than temporary impairment of other real estate owned and repossessed assets declined during the six months ended June 30, 2014, compared to the same period in 2013, as market values continued to stabilize.

Noninterest Expense

Noninterest expense represents our operating and overhead expenses.  For the three and six months ended June 30, 2014, total noninterest expense was $17.7 million and $36.2 million, respectively, a decrease of $4.5 million or 20.2% and $5.4 million or 13.0%, compared to the same periods in 2013.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Table 3 provides a summary of noninterest expense for the three and six months ended June 30, 2014 and 2013.

Table 3:  Noninterest Expense

	Three Months Ended
	June 30,		2014 compared to 2013
(in thousands)	2014	2013	$	%
Salaries and employee benefits	$9,109	$10,951	$(1,842)	(16.8)%
Professional and consultant fees	1,922	1,639	283	17.3
Occupancy	1,501	2,517	(1,016)	(40.4)
FDIC insurance	253	878	(625)	(71.2)
Data processing	1,019	1,129	(110)	(9.7)
Problem loan and repossessed asset costs	375	530	(155)	(29.2)
Equipment	391	491	(100)	(20.4)
Directors' and regional board	543	338	205	60.7
Advertising and marketing	349	341	8	2.3
Other	2,250	3,379	(1,129)	(33.4)
Total noninterest expense	$17,712	$22,193	$(4,481)	(20.2)%

	Six Months Ended
	June 30,		2014 compared to 2013
(in thousands)	2014	2013	$	%
Salaries and employee benefits	$18,676	$21,907	$(3,231)	(14.7)%
Professional and consultant fees	3,154	2,532	622	24.6
Occupancy	3,221	4,319	(1,098)	(25.4)
FDIC insurance	1,154	1,896	(742)	(39.1)
Data processing	2,166	1,926	240	12.5
Problem loan and repossessed asset costs	807	1,010	(203)	(20.1)
Equipment	764	955	(191)	(20.0)
Directors' and regional board	930	579	351	60.6
Advertising and marketing	603	601	2	0.3
Other	4,753	5,900	(1,147)	(19.4)
Total noninterest expense	$36,228	$41,625	$(5,397)	(13.0)%

Salaries and employee benefits expense declined mainly driven by a lower employee headcount, decreases in commission expense, and reversal of compensation expense related to the cancellation of certain restricted stock units.  Professional and consultant fees increased due to a number of factors, including legal and professional costs related to the launch of new products and services, legal costs related to SEC and Treasury matters, and legal costs related to settlement of disputes incurred in the normal course of business. Occupancy expense declined due to lower depreciation and rental expenses, as we have reduced the number of physical locations of our bank subsidiaries.  FDIC insurance expense has declined as our assessment rates have decreased due to the Company’s improved risk profile.  Directors’ and regional board fees increased mainly due to the election of additional directors to the Company’s board as well as an overall increase in individual board member compensation. Other noninterest expense declined due to decreased ATM Network fees driven by lower customer usage of ATM’s and also  decreases in probable losses and loss factors for unfunded commitments reduced the need for an additional reserve.

ANALYSIS OF FINANCIAL CONDITION

Assets were $2.0 billion at June 30, 2014.  Total assets increased by $25.2 million or 1.3% from December 31, 2013.  The increase in assets was primarily associated with a $29.3 million or 68.4% increase in overnight funds sold and

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

due from FRB, a $21.3 million or 6.5% increase in investment securities available for sale, a $9.0 million or 25.6% decrease in the allowance for loan losses, a $5.5 million or 21.7% increase in loans held for sale, partially offset by a $20.7 million or 1.5% decrease in gross loans, and a $14.3 million or 38.9% decrease in other real estate owned and foreclosed real estate.

Cash and Cash Equivalents.  Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB.  Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity.  Cash and cash equivalents as of June 30, 2014 were $91.0 million compared to $62.3 million at December 31, 2013 and consisted mainly of deposits with FRB.  Primarily due to normal loan pay down and charge off activity which exceeded new loan origination volume, the Company experienced an increase in the overall level of cash and cash equivalents.  In the future, the Company expects to utilize its cash on hand to support future loan origination activity.    During the second quarter of 2014, we utilized a portion of our cash balances to pay total accrued interest on the trust preferred securities of $6.2 million.

Investment Securities.  Our investment portfolio at June 30, 2014 consisted primarily of U.S. agency, mortgage-backed, and asset-backed securities.  The allocation to asset-backed securities, which began in 2013, provides the Company with a floating rate asset, which mitigates the interest rate risk inherent in certain other asset classes, e.g., Mortgage Backed Securities (“MBS”).  Repayment of principal and interest of the ABS security is dependent upon the performance of the underlying loan collateral.  The Company performs due diligence of each security on a pre- and post-purchase basis to evaluate the underlying collateral and invests in the investment grade tranches of securitizations.  However, should defaults or loss severities exceed the credit enhancement in the structure, payment of principal or interest may be impacted.

Our available-for-sale securities are reported at fair value and are used primarily for liquidity, pledging, earnings, and asset/liability management purposes and are reviewed quarterly for possible impairment.  Due to portfolio activity, the fair value of our available-for-sale investment securities at June 30, 2014 increased  $21.3 million or 6.5% to $346.8 million compared to $325.5 million at December 31, 2013.

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

Overall our loan trends during the six months ended June 30, 2014 have been influenced by continued soft demand for loans in nearly all our loan categories.  Our commercial and industrial loan portfolio decreased $27.4 million to the June 30, 2014 balance of $198.1 million from the December 31, 2013 balance of $225.5 million.  Construction loans decreased $20.4 million to the June 30, 2014 balance of $138.1 million from the December 31, 2013 balance of $158.5 million.  Our real estate-commercial mortgage loan portfolio increased $38.3 million to the June 30, 2014 balance of $628.8 million from the December 31, 2013 balance of $590.5 million.  The Company has experienced greater demand for commercial real estate related credit relative to other loan types.  Credit concentrations are measured against internal and regulatory prudential guidelines. The real estate-residential mortgage loan portfolio showed a modest decrease to $347.8 million from the December 31, 2013 balance of $354.0 million. The installment loan portfolio decreased $5.5 million to the June 30, 2014 balance of $52.1 million from the December 31, 2013 balance of $57.6 million.

In addition to the aforementioned soft demand for credit, the contraction seen in loans stems from the continued resolution of problem loans.  Origination volumes were also offset by principal pay-downs and scheduled amortization in the portfolio.  Additionally, our prudent business practices and internal guidelines and underwriting standards will continue to be followed in making lending decisions in order to manage exposure to credit-related losses.

Allowance for Loan Losses and Provision for Loan Losses. The allowance for loan losses was $26.1 million or 1.91% of outstanding loans as of June 30, 2014 compared with $35.0 million or 2.53% of outstanding loans as of December 31, 2013.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

The allowance for loan losses decreased $9.0 million (net of charge-offs and recoveries) during the six months ended June 30, 2014 as a result of net charge-offs exceeding additional provisions for loan losses.  Net charge-offs were $9.1 million during the six months ended June 30, 2014 compared with $11.1 million during the same period in 2013.  Our provision for loan losses was $100 thousand during the six months ended June 30, 2014 compared to $1.0 million recorded during the same period in 2013. We did not change our methodology or model for estimating the allowance for loan losses during any of the past three years.

The allowance consists of specific, pooled (general), and unallocated components.  Table 4 provides an allocation of the allowance for loan losses and other related information at June 30, 2014 and December 31, 2013.

Table 4:  Allowance for Loan Losses Components and Related Data

(in thousands, except for percentages)	June 30, 2014	December 31, 2013
Allowance for loan losses:
Specific component	$6,809	$13,141
Pooled component	15,049	17,640
Unallocated component	4,204	4,250
Total	$26,062	$35,031

Impaired loans	$61,173	$67,558
Non-impaired loans	1,302,624	1,316,973
Total loans	$1,363,797	$1,384,531

Specific component as % of
impaired loans	11.13%	19.45%
Pooled component as % of
non-impaired loans	1.16	1.34

Allowance as % of loans	1.91	2.53
Allowance as % of nonaccrual loans	72.14	87.90

The specific component of our allowance for loan losses relates to loans that are determined to be impaired and, therefore, are individually evaluated for impairment.  The specific component decreased during the six months ended June 30, 2014, primarily due to the charge-off of loans with specific reserves.  Specific loan loss allocations decreased $6.3 million to $6.8 million at June 30, 2014 from $13.1 million at December 31, 2013.

The general or pooled component relates to groups of homogeneous loans not designated for a specific allowance and are collectively evaluated for impairment.  The pooled component of the allowance decreased $2.5 million during the six months ended June 30, 2014, from $17.6 million at December 31, 2013 to $15.1 million at June 30, 2014. The decrease in the pooled component is the result of (i) lower historical loss factors applied in our models, as higher charge-offs in older periods are replaced with lower charge-offs in more recent periods, (ii) changes in portfolio mix, as categories with higher pooled reserve levels such as construction loans have continued to decline, and (iii) continued improvement in credit quality as evidenced by improved internal weighted average loan grades.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated portion of the loan loss allowance decreased modestly due to a combination of factors.  Macroeconomic indicators such as GDP, unemployment, and housing prices trended negatively during the six months ended June 30, 2014, resulting in an increase in the portion of the unallocated component that considers external variables.  However, the portion of the unallocated component that considers internal variables declined as a reflection of management’s assessment of the improved health of the portfolio and the high quality of the Company’s credit processes. Additionally, the continued resolution of troubled assets led to a reduction in the overall size of the loan portfolio and an improvement in the quality of the existing portfolio.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Table 5 displays certain ratios used by management in assessing the adequacy of the allowance for loan losses at June 30, 2014 and December 31, 2013.

Table 5:  Adequacy of the Allowance for Loan Losses

	June 30, 2014	December 31, 2013
Non-performing loans for which full loss
has been charged off to total loans	0.58%	0.68%
Non-performing loans for which full loss
has been charged off to non-performing
loans	21.64	23.54
Charge off rate for non-performing loans for
which the full loss has been charged off	60.18	53.40
Coverage ratio net of non-performing loans for
which the full loss has been charged off	92.06	114.97
Total allowance divided by total loans less
non-performing loans for which the full loss
has been charged off	1.96	2.55
Allowance for individually impaired loans
divided by impaired loans for which an
allowance has been provided	25.04	39.94

At June 30, 2014, management believed the level of the allowance for loan losses to be commensurate with the risk existing in our portfolio.  However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.  Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any loan category.

Non-Performing Assets.  Management classifies non-performing assets as those loans on which payments have been delinquent 90 days and are still accruing interest, nonaccrual loans, and foreclosed real estate and repossessed assets.  Our non-performing assets ratio, defined as the ratio of loans 90 days past due and still accruing interest plus nonaccrual loans plus other real estate owned and repossessed assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 4.19% and 5.29% at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014 and December 31, 2013 we had loans totaling $843 thousand and $0, respectively, categorized as 90 days or more past due and still accruing interest.  Loans in non-accrual status totaled $36.1 million and $39.9 million at June 30, 2014 and December 31, 2013, respectively.  Loans are placed in nonaccrual status when the collection of principal or interest becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever occurs first, unless there are extenuating circumstances. We had $22.4 million and $36.7 million of other real estate owned and repossessed assets at June 30, 2014 and December 31, 2013, respectively.  This decline was mainly due to sales of real estate owned outpacing inflows.

Deposits.  Total deposits at June 30, 2014 were $1.6 billion, an increase of $38.2 million or 2.5% from the $1.5 billion at December 31, 2013.  In recent years, our deposit composition has improved as a result of strategies to grow demand deposits, while de-emphasizing higher rate and non-core certificates of deposit.

Deposits at June 30, 2014 increased $38.2 million or 2.5% from December 31, 2013 as a result of increases of $21.5 million or 8.8% in non-interest bearing demand deposits, increases of $16.4 million or 5.1% in time deposits less than $100 thousand, increases of $5.6 million in time deposits over $100 thousand, partially offset by decreases of $4.7 million or 7.5% in savings deposits.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

At June 30, 2014, noninterest-bearing demand deposits were $266.9 million, an increase of $21.5 million from $245.4 million at December 31, 2013. Interest-bearing demand deposits at June 30, 2014 were $599.7 million, a decrease of $596 thousand from $600.3 million at December 31, 2013.  Interest-bearing demand deposits included $7.4 million of brokered money market funds at June 30, 2014, which was a $280 thousand decrease from the balance of brokered money market funds of $7.7 million outstanding at December 31, 2013.

At June 30, 2014 savings accounts were $57.6 million, a decrease of $4.7 million from $62.3 million at December 31, 2013.

Time deposits less than $100 thousand increased $16.4 million or 5.1% to $341.0 million at June 30, 2014 from $324.6 million at December 31, 2013.  Time deposits $100 thousand or more increased $5.6 million or 1.9% to $296.3 million at June 30, 2014 from $290.7 million at December 31, 2013.  Brokered Certificate of Deposits (“CDs”) represented $42.6 million or 2.7% of the June 30, 2014 balance of total deposits, which was a decrease of $1.0 million from the $43.6 million balance of brokered CDs outstanding at December 31, 2013.  The increase in total time deposits was primarily due to the Company’s efforts to attract more local deposits.

The Company continues to focus on core deposit growth as its primary source of funding.  Core deposits are non-brokered and consist of noninterest-bearing demand accounts, interest-bearing checking accounts, money market accounts, savings accounts, and time deposits of less than $100 thousand.  Core deposits remained unchanged at June 30, 2014 totaling $1.2 billion or 77.8% of total deposits compared to December 31, 2013.

Borrowings.  We use short-term and long-term borrowings from various sources including the FRB discount window, FHLB, and trust preferred securities.  We manage the level of our borrowings to ensure that we have adequate sources of liquidity.  Refer to our 2013 Form 10-K for further discussion about our borrowings.

Liquidity.  Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  It is used by management to provide continuous access to sufficient, reasonably priced funds.  We continued to maintain a strong liquidity position during the six months ended June 30, 2014. At June 30, 2014, cash and cash equivalents were $91.0 million and investment securities available for sale at fair value were $346.8 million.

At June 30, 2014, our Banks had credit lines in the amount of $220.2 million at the FHLB with advances of $176.3 million utilized.  These lines may be utilized for short- and/or long-term borrowing.  At June 30, 2014, all our FHLB borrowings were long-term.  We also possess additional sources of liquidity through a variety of borrowing arrangements.  The Banks also maintain federal funds lines with two regional banking institutions and through the FRB Discount Window.  These available lines totaled approximately $49.0 million at June 30, 2014 and none of these lines were utilized for borrowing purposes at June 30, 2014.

Capital Resources.  Total shareholders’ equity increased $11.0 million or 6.0% from December 31, 2013 to $194.8 million at June 30, 2014. The Company and the Banks are subject to regulatory capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Banks must meet specific capital guidelines that involve quantitative and qualitative measures to ensure capital adequacy.

Tier I capital is comprised of shareholders’ equity, net of unrealized gains or losses on available-for-sale securities, certain debt instruments, less intangible assets, while total risk-based capital adds qualifying allowances for loan losses.  As of June 30, 2014, our consolidated regulatory capital ratios were Tier 1 Leverage Ratio of 11.10%, Tier 1 Risk-Based Capital Ratio of 14.06%, and Total Risk-Based Capital of 15.31%.  As of June 30, 2014, the Company exceeded the regulatory capital minimums, and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.  Their Tier 1 Leverage Ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital Ratio were as follows: 10.07%, 12.62%, and 13.87%, respectively for BOHR and 10.76%, 14.51%, and 15.55%, respectively for Shore.

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

(in thousands, except for percentages and per share data)	June 30, 2014	December 31, 2013
Total assets	$1,975,446	$1,950,272
Less: intangible assets	1,139	1,437
Tangible assets	$1,974,307	$1,948,835

Shareholders' equity before
non-controlling interest	$194,286	$183,398
Less: intangible assets	1,139	1,437
Shareholders' equity before
non-controlling interest - tangible	$193,147	$181,961

Shareholders' equity before
non-controlling interest (average)	$189,265	$185,810
Less: intangible assets (average)	1,298	1,824
Shareholders' equity before
non-controlling interest - tangible (average)	$187,967	$183,986

Return on average equity	6.75%	2.19%
Impact of excluding intangible assets	0.05	0.02
Return on average equity - tangible	6.80%	2.21%

Shareholders' equity before
non-controlling interest to total assets	9.84%	9.40%
Impact of excluding intangible assets	0.06	0.06
Tangible common equity to tangible assets	9.78%	9.34%

Book value per share	$1.14	$1.08
Impact of excluding intangible assets	(0.01)	(0.01)
Book value per share - tangible	$1.13	$1.07

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

The table below illustrates the expected effect on net interest income for the twelve months following June 30, 2014 and December 31, 2013 due to an immediate change in interest rates.  Estimated changes set forth below are dependent on material assumptions, such as those previously discussed.

Effect on Net Interest Income

	June 30, 2014		December 31, 2013
	Change in Net Interest Income		Change in Net Interest Income
(in thousands, except for percentages)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$1,018	1.71%	$(1,114)	(1.82)%
+100 basis points	389	0.65	(593)	(0.97)
-100 basis points	(1,857)	(3.12)	(1,265)	(2.07)
-200 basis points	N/A	N/A	N/A	N/A

As of June 30, 2014, we project an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment.  As of December 31, 2013, we projected a decrease in net interest income in both increasing and decreasing interest rate environments.  Dependent upon timing and shifts in the interest rate term structure, certain rising rate scenarios are less favorable due to lower levels of assets with short-term re-pricing characteristics, as well as due to the variable rate structure on the majority of our borrowings and the floors on many loans that will cause a delay in any interest income improvement.

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

HAMPTON ROADS BANKSHARES, INC.

PART I.   FINANCIAL INFORMATION

Item 4.  Controls and Procedures

As of June 30, 2014, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management,  including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 6, 2013, the Company received a notice of violation and intent to seek civil money penalty from the U.S. Department of Housing and Urban Development (“HUD”) stating that HUD is considering taking administrative action against and imposing civil money penalties on Gateway Mortgage, a subsidiary of BOHR, for certain asserted violations of HUD and Federal Housing Administration requirements. The Company and HUD have entered into a settlement agreement regarding this matter, under which the Company would agree to pay $98,500 in civil penalties and provide indemnification for four specific loans, totaling approximately $748,000, for a period of five years from endorsement.  The settlement agreement includes no admission of wrongdoing and has no material impact on our business, financial condition, cash flows, or results of operations.

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

We are not paying dividends on our Common Stock currently and absent regulatory approval are prevented from doing so.  The failure to resume paying dividends on our Common Stock may adversely affect the market price of our Common Stock.

We paid cash dividends on our common stock prior to the third quarter of 2009.  During the third quarter of 2009, we suspended dividend payments.  We are prevented by our regulators from paying dividends until our financial position improves and, even once our financial condition improves, so long as we are subject to the MOU we will need the prior consent of the FRB and the BFI before the Company may pay any dividend.  BOHR is subject to the same MOU restriction on paying dividends to us. In addition, the retained deficit of BOHR, our principal banking subsidiary, was $460.7 million as of June 30, 2014. Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings.  It is unlikely in the foreseeable future that we would be able to pay dividends if BOHR cannot pay dividends to us.  Although we can seek to obtain a waiver of this prohibition and consent under the MOU, our regulators may choose not to grant such a waiver and consent, and we would not expect to be granted a waiver or consent, or to be released

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

from these obligations, until our financial performance and retained earnings improve significantly.  As a result, there is no assurance if or when we will be able to resume paying cash dividends.

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

We had previously elected to defer payment of interest on our outstanding trust preferred securities issued by trust subsidiaries of our holding company.  However, we received approval from the FRB and BFI under the MOU to pay all deferred interest payments and have done so.  While all deferred payments have been made, our outstanding trust preferred securities permit future deferrals and under the MOU, future payments to service the trust preferred securities interest remain subject to regulatory approval.

Beginning in January 2010, we exercised our right to defer all quarterly distributions on our trust preferred securities.  The aggregate principal amount of all such series of debt securities is $50.7 million. Our deferral of interest payments did not constitute an event of default.  During the second quarter of 2014, we requested and were granted approval by regulatory authorities to discontinue the deferral period and to pay total accrued interest on the trust preferred securities of $6.2 million. We have made all such payments now and are current in our obligations under the trust preferred securities. However, we do have the right to defer future quarterly distributions on our trust preferred securities and  under the MOU we are prevented from making payments on an ongoing basis of any deferred interest on our trust preferred securities without the prior consent of the FRB and BFI.

The Volcker Rule collateralized loan obligation provisions could result in adverse consequences for us, including lower earnings, lower tangible capital and/or lower regulatory capital

The so-called “Volcker Rule” provisions of the Dodd-Frank Act restrict the ability of affiliates of insured depository institutions, such as the Banks, to sponsor or invest in private funds or to engage in certain types of proprietary trading. The Federal Reserve adopted final rules implementing the Volcker Rule in December 2013. We are continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder. We own $5.0 million of CLO securities with a weighted average yield of 2.85% that are subject to the Volcker Rule. If we decide to sell or are required to sell these securities, our future net interest income could be adversely impacted if our alternative use for these funds yields a lower rate.

While there is a potential for additional regulatory guidance or a legislative ruling that would enable banks to continue to hold CLO securities under the Volcker Rule, to the extent this does not materialize nor do the regulators accept any structural solutions put forth by the financial services industry, we are currently subject to potentially significant price movements in these securities which could adversely impact our tangible capital. For instance, a hypothetical 10% reduction in current CLO market prices would result in a $6.4 million reduction to our current CLO securities valuation. Since these securities are currently held as available for sale, the resulting change in other comprehensive income (loss) would be approximately $6.4 million. Further, if we decide to sell these securities or if it is more likely than not that we will be required to sell such securities before recovery, we may recognize losses that could adversely impact our regulatory capital ratios. A loss of $6.4 million would lower regulatory capital by 27 basis points.

We incurred significant losses from 2009 to 2012.  While we returned to profitability in 2013, and continued to be profitable during the six months ended June 30, 2014, we can make no assurances that will continue.  An inability to improve our profitability could adversely affect our operations and our capital levels.

Since 2008, our loan customers have operated in an economically stressed environment.  While broader economic conditions have begun to gradually improve, economic conditions in the markets in which we operate remain somewhat constrained.  Consequently, the levels of loan defaults and net charge-offs that we have experienced continue to be higher than historical levels and our net interest income, before the provision for loan losses, has not grown over this period.

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

Our net income attributable to Hampton Roads Bankshares, Inc. for the six months ended June 30, 2014 was $6.3 million, and was $4.1 million for the year ended December 31, 2013 but our net loss attributable to Hampton Roads Bankshares, Inc. for the years ended December 31, 2012 and December 31, 2011 was $25.1 million and $97.6 million, respectively.  There is no guarantee that we will be able to maintain this improvement in our net income. In addition to the risk that the broader economic conditions will stagnate or reverse their improvements, our mortgage banking earnings are particularly volatile due to their dependence upon the direction and level of mortgage interest rates, which have recently increased.

Our mortgage banking earnings are cyclical and sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact our results of operations.

Our mortgage banking earnings are dependent upon our ability to originate loans and sell them to investors.  Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. A significant portion of increases in our mortgage banking earnings over the last few years was due to historically low interest rate environment that resulted in a high volume of mortgage loan refinancing activity. As the interest rate environment began to return to more typical levels, starting in late summer of 2013 and continuing into 2014, mortgage loan refinancing activity was significantly reduced. Loan production levels may also suffer if we experience a slowdown in the local housing market or tightening credit conditions.  Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage banking activities.  As a result, these conditions would also adversely affect our results of operations.

The formal investigation by the SEC may result in penalties, sanctions, or a restatement of our previously issued financial statements.

Since April 2011, the SEC’s Division of Enforcement (the “Division”) has been conducting a formal investigation into the Company’s deferred tax asset valuation allowances, provision and allowance for loan losses, and other matters contained in its annual and quarterly reports for years 2008 through 2010.  The Company has fully cooperated with the Division and intends to continue to do so. While the formal investigation continues,  the Company has entered into settlement negotiations with the Division.  However, the settlement process is ongoing and therefore we cannot predict when this investigation will be resolved or what form the eventual outcome will take.  It could result in material penalties, sanctions, or a restatement of our previously issued consolidated financial statements and may require significant time and attention from our management.

Economic, market, or operational developments may negatively impact our ability to maintain required capital levels or otherwise negatively impact our financial condition.

At June 30, 2014, BOHR and Shore were classified as “well capitalized” for regulatory capital purposes.  However, impairments to our loan or securities portfolio, declines in our earnings or a combination of these or other factors could change our capital position in a relatively short period of time.  If BOHR or Shore is unable to remain “well capitalized,” it will not be able to renew or accept brokered deposits without prior regulatory approval or offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it would be more difficult for us to attract new deposits as our existing brokered deposits mature and do not rollover and to retain or increase non-brokered deposits.  If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected.  In addition, we would be required to pay higher insurance premiums to the FDIC, which will reduce our earnings.

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

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

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

The market price of our Common Stock could drop if our existing shareholders decide to sell their shares.  As of June 30, 2014, Anchorage, CapGen, and Carlyle owned 24.90%, 29.97%, and 24.90%, respectively, of the outstanding shares of our Common Stock.  Pursuant to the various definitive investment agreements that we have entered into with these shareholders, the Company has an effective registration statement covering the resale of shares of our Common Stock by each of the shareholders listed above. If any of these shareholders sell large

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

amounts of our Common Stock, or other investors perceive such sales to be imminent, the market price of our Common Stock could drop significantly.  In addition, sale of our Common Stock by Anchorage, CapGen, and Carlyle could adversely impact our ability to realize certain deferred tax benefits relating to prior losses, thereby increasing our effective tax rate in the future.

The concentration of our loan portfolio continues to be in real estate – commercial mortgage, equity line lending, and construction, which may expose us to greater risk of loss.

Our business strategy centers, in part, on offering real estate - commercial mortgage and equity line loans secured by real estate in order to generate interest income.  These types of loans generally have higher yields due to an elevated risk profile compared to traditional one-to-four family residential mortgage loans.  At June 30, 2014 real estate – commercial mortgage, and equity line lending (which includes junior lien mortgage loans) totaled $628.8 million, and $124.6 million, respectively. These loan categories combined represented approximately 54.0% of total loans.  Such loans increase our credit risk profile relative to other financial institutions that have lower concentrations of real estate - commercial mortgage and equity line loans.

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

At June 30, 2014 we had loans of $138.1 million or 9.9% of total loans outstanding to finance construction and land development.  Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.  A portion of our residential and real estate – commercial mortgage lending is secured by vacant or unimproved land.  Loans secured by vacant or unimproved land are generally more risky than loans secured by improved property for one-to-four family residential mortgage loans. Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business.  These loans are more susceptible to adverse conditions in the real estate market and local economy.

If the value of real estate in the markets we serve were to decline materially, the value of our other real estate owned could decline or a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our results of operations and financial condition.

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

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

Our non-performing assets ratio, defined as the ratio of loans 90 days past due and still accruing interest plus nonaccrual loans plus other real estate owned and repossessed assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 4.19% and 5.29% at June 30, 2014 and December 31, 2013, respectively.  On June 30, 2014, less than 1% of our loans was 30 to 89 days delinquent and treated as performing assets.  The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to our expenses that represents management’s best estimate of probable losses within our existing portfolio of loans.  Our allowance for loan losses was $26.1 million at June 30, 2014, which represented 1.91% of our total loans, as compared to $35.0 million, or 2.53% of total loans, at December 31, 2013.  The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and incurred but unidentified losses inherent in the current loan portfolio.  For further discussion on the impact continued weak economic conditions have on the collateral underlying our loan portfolio, see “If the value of real estate in the markets we serve were to further decline materially, the value of our other real estate owned could decline or a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our results of operations and financial condition.”

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

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

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

PART II.   OTHER INFORMATION

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

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

None.

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

ITEM 6 - EXHIBITS

Exhibit Number	Description
31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101

The following materials from the Hampton Roads Bankshares, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2014 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: August 8, 2014	/s/ Thomas B. Dix III
Thomas B. Dix III
Chief Financial Officer