Form 10-Q
period 2014-09-30
HAMPTON ROADS BANKSHARES INC
filed 2014-11-07
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐  No ☒

The number of shares outstanding of the issuer’s common stock as of October 30, 2014 was 170,292,923 shares, par value $0.01.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)	September 30, 2014	December 31, 2013
Assets:
Cash and due from banks	$16,852	$18,806
Interest-bearing deposits in other banks	833	654
Overnight funds sold and due from Federal Reserve Bank ("FRB")	102,411	42,841
Investment securities available for sale, at fair value	352,099	325,484
Restricted equity securities, at cost	15,808	17,356
Loans held for sale	25,813	25,087
Loans	1,380,887	1,384,531
Allowance for loan losses	(28,718)	(35,031)
Net loans	1,352,169	1,349,500
Premises and equipment, net	64,103	67,146
Interest receivable	4,489	4,811
Other real estate owned and repossessed assets,
net of valuation allowance	22,774	36,665
Intangible assets, net	991	1,437
Bank-owned life insurance	49,248	50,802
Other assets	9,577	9,683
Totals assets	$2,017,167	$1,950,272
Liabilities and Shareholders' Equity:
Deposits:
Noninterest-bearing demand	$283,560	$245,409
Interest-bearing:
Demand	633,764	600,315
Savings	57,595	62,283
Time deposits:
Less than $100	341,394	324,635
$100 or more	296,328	290,686
Total deposits	1,612,641	1,523,328
Federal Home Loan Bank borrowings	166,051	194,178
Other borrowings	29,115	28,983
Interest payable	527	6,025
Other liabilities	13,422	13,912
Total liabilities	1,821,756	1,766,426
Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000,000 shares authorized; none issued
and outstanding	-	-
Common stock, $0.01 par value; 1,000,000,000 shares
authorized; 170,292,923 and 170,263,264 shares issued
and outstanding on September 30, 2014 and December 31, 2013,
respectively	1,703	1,703
Capital surplus	588,242	587,424
Retained deficit	(396,533)	(404,864)
Accumulated other comprehensive income (loss), net of tax	1,398	(865)
Total shareholders' equity before non-controlling interest	194,810	183,398
Non-controlling interest	601	448
Total shareholders' equity	195,411	183,846
Total liabilities and shareholders' equity	$2,017,167	$1,950,272

See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
(unaudited)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest Income:
Loans, including fees	$15,967	$17,122	$47,243	$52,482
Investment securities	2,331	1,831	6,864	5,485
Overnight funds sold and due from FRB	45	70	128	175
Interest-bearing deposits in other banks	-	1	-	1
Total interest income	18,343	19,024	54,235	58,143
Interest Expense:
Deposits:
Demand	697	523	1,978	1,590
Savings	8	9	24	28
Time deposits:
Less than $100	868	851	2,450	2,772
$100 or more	830	837	2,346	2,780
Interest on deposits	2,403	2,220	6,798	7,170
Federal Home Loan Bank borrowings	357	477	1,185	1,442
Other borrowings	411	527	1,088	1,706
Total interest expense	3,171	3,224	9,071	10,318
Net interest income	15,172	15,800	45,164	47,825
Provision for loan losses	16	-	116	1,000
Net interest income
after provision for loan losses	15,156	15,800	45,048	46,825
Noninterest Income:
Mortgage banking revenue	3,215	3,139	8,169	13,353
Service charges on deposit accounts	1,196	1,264	3,550	3,781
Income from bank-owned life insurance	278	2,210	3,823	3,017
Gain on sale of investment securities available for sale
(includes $58, $0, $243, and $763 accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities during the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014 and 2013, respectively)	58	-	243	763
Gain (loss) on sale of premises and equipment	(82)	243	(113)	123
Impairment of premises and equipment	-	-	-	(2,825)
Gain on sale of other real estate owned and repossessed assets	173	370	317	369
Other than temporary impairment of other real estate owned and repossessed assets	(426)	(748)	(1,852)	(2,425)
Visa check card income	710	649	1,957	1,907
Rental income	171	322	484	623
Other	841	453	2,379	2,228
Total noninterest income	6,134	7,902	18,957	20,914
Noninterest Expense:
Salaries and employee benefits	10,210	9,946	28,886	31,853
Professional and consultant fees	1,146	1,693	4,300	4,225
Occupancy	1,712	2,772	4,933	7,091
FDIC insurance	601	927	1,755	2,823
Data processing	1,248	1,097	3,414	3,023
Problem loan and repossessed asset costs	489	723	1,296	1,733
Equipment	490	386	1,254	1,341
Directors' and regional board fees	325	513	1,255	1,092
Advertising and marketing	423	396	1,026	997
Other	2,505	2,337	7,259	8,237
Total noninterest expense	19,149	20,790	55,378	62,415
Income before provision for income taxes	2,141	2,912	8,627	5,324
Provision for income taxes (benefit)	(45)	22	(1)	157
Net income	2,186	2,890	8,628	5,167
Net income attributable to non-controlling interest	190	86	297	1,642
Net income attributable to
Hampton Roads Bankshares, Inc.	$1,996	$2,804	$8,331	$3,525

Per Share:
Cash dividends declared	$-	$-	$-	$-
Basic income	$0.01	$0.02	$0.05	$0.02
Diluted income	$0.01	$0.02	$0.05	$0.02
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)	Three Months Ended				Nine Months Ended
(unaudited)	September 30, 2014		September 30, 2013		September 30, 2014		September 30, 2013

Net income		$2,186		$2,890		$8,628		$5,167

Other comprehensive income (loss), net of tax

Change in unrealized gain (loss) on securities available for sale	$(1,922)		$81		$2,506		$(4,965)

Reclassification adjustment for securities gain included in net income	(58)		-		(243)		(763)

Other comprehensive income (loss), net of tax		(1,980)		81		2,263		(5,728)
Comprehensive income (loss)		206		2,971		10,891		(561)

Comprehensive income attributable to non-controlling interest		190		86		297		1,642

Comprehensive income (loss) attributable to Hampton Roads Bankshares, Inc.		$16		$2,885		$10,594		$(2,203)

See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Non-	Total
(in thousands, except share data)	Common Stock		Capital	Retained	Comprehensive	controlling	Shareholders'
(unaudited)	Shares	Amount	Surplus	Deficit	Income (Loss)	Interest	Equity
Balance at December 31, 2013	170,263,264	$1,703	$587,424	$(404,864)	$(865)	$448	$183,846

Net income	-	-	-	8,331	-	297	8,628
Other comprehensive income	-	-	-	-	2,263	-	2,263
Share-based compensation expense	-	-	843	-	-	-	843
Settlement of restricted stock units	29,659	-	(25)	-	-	-	(25)
Distributed non-controlling interest	-	-	-	-	-	(144)	(144)
Balance at September 30, 2014	170,292,923	$1,703	$588,242	$(396,533)	$1,398	$601	$195,411

See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Nine Months Ended
(unaudited)	September 30, 2014	September 30, 2013
Operating Activities:
Net income	$8,628	$5,167
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization	2,554	2,604
Amortization of intangible assets and fair value adjustments	(33)	923
Provision for loan losses	116	1,000
Proceeds from mortgage loans held for sale	329,611	548,237
Originations of mortgage loans held for sale	(330,337)	(493,802)
Share-based compensation expense	843	744
Net amortization of premiums and accretion of discounts
on investment securities available for sale	1,537	2,210
Income from bank-owned life insurance	(3,823)	(3,017)
Gain on sale of investment securities available for sale	(243)	(763)
(Gain) Loss on sale of premises and equipment	113	(123)
Impairment of premises and equipment	-	2,825
(Gain) on sale of other real estate owned and repossessed assets	(317)	(369)
Other than temporary impairment of other real estate owned and repossessed assets	1,852	2,425
Changes in:
Interest receivable	322	215
Other assets	142	6,737
Interest payable	(5,498)	788
Other liabilities	(490)	1,424
Net cash provided by operating activities	4,977	77,225
Investing Activities:
Proceeds from maturities and calls of investment
securities available for sale	30,853	47,941
Proceeds from sale of investment securities available for sale	115,756	27,349
Purchase of investment securities available for sale	(172,255)	(101,636)
Proceeds from sale of restricted equity securities	1,975	919
Purchase of restricted equity securities	(427)	(87)
Proceeds from sale of premises and equipment	1,550	1,714
Purchase of premises and equipment	(1,174)	(1,252)
Net (increase) decrease in loans	(5,410)	32,945
Proceeds from bank-owned life insurance death benefit	5,341	-
Proceeds from sale of other real estate owned
and repossessed assets, net	14,981	10,747
Net cash provided by (used in) investing activities	(8,810)	18,640
Financing Activities:
Net increase (decrease) in deposits	89,313	(58,369)
Repayments of Federal Home Loan Bank borrowings	(27,516)	(10,050)
Settlement of restricted stock units	(25)	-
Distributed non-controlling interest	(144)	(2,354)
Net cash provided by (used in) financing activities	61,628	(70,773)
Increase in cash and cash equivalents	57,795	25,092
Cash and cash equivalents at beginning of period	62,301	101,217
Cash and cash equivalents at end of period	$120,096	$126,309
Supplemental cash flow information:
Cash paid for interest	$14,569	$9,530
Cash (refunded) from income taxes	-	(5,080)
Supplemental non-cash information:
Change in unrealized gain (loss) on securities available for sale	$2,263	$(5,728)
Transfer from other real estate owned and
repossessed assets to loans	1,661	5,230
Transfer from loans to other real estate owned
and repossessed assets	4,286	25,014
Transfers from premises and equipment to other real
estate owned and repossessed assets	-	3,352
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hampton Roads Bankshares, Inc., (the “Company,” “we,” “us,” or “our”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation.  The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.  The Company has two banking subsidiaries, Bank of Hampton Roads (“BOHR”) and Shore Bank (“Shore”, collectively the “Banks”), which constitute substantially all of the Company’s assets and operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”).

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

Recent Accounting Pronouncements

During the second quarter of 2014, ASU 2014-09, Revenue from Contracts with Customers (“new revenue standard”), was issued. ASU 2014-09 represents a comprehensive reform of many of the revenue recognition requirements in GAAP. The ASU creates a new topic within the Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers. The new revenue standard will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition, and supersedes or amends much of the industry-specific revenue recognition guidance found throughout the ASC. The core principle of the new revenue standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU creates a five-step process for achieving that core principle: (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue when an entity has completed the performance obligations. The ASU also requires additional disclosures that allow users of the financial statements to understand the nature, timing, and uncertainty of revenue and cash flows resulting from contracts with customers. The guidance in the ASU is effective for the Company on January 1, 2017. The new revenue standard permits the use of retrospective or cumulative effect transition methods. It appears that substantially all of the Company’s contracts with customers (i.e., financial instruments) do not fall within the scope of the new revenue standard; however, the Company is in the process of determining whether the ASU will have a material impact on the Company’s reported financial results and, if necessary, selecting a transition method.

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

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-14, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

upon Foreclosure, which will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. ASU 2014-14 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect a prospective or a modified retrospective transition method, but must use the same transition method that it elected under FASB ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Early adoption, including adoption in an interim period, is permitted if the entity already adopted ASU 2014-04.  The Company has not yet determined whether the ASU will have a material impact on the Company’s reported financial results.

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

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

NOTE C - Earnings Per Share

The following table shows the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2014 and 2013.

(in thousands, except share and per	Three Months Ended		Nine Months Ended
share data)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income attributable to
Hampton Roads Bankshares, Inc.	$1,996	$2,804	$8,331	$3,525
Shares:
Weighted average number
of common shares outstanding	170,985,123	170,388,263	170,966,023	170,389,513
Dilutive stock awards and warrants	1,064,154	2,067,958	1,087,435	2,025,830
Diluted weighted average number of
common shares outstanding	172,049,277	172,456,221	172,053,458	172,415,343
Basic income per share	$0.01	$0.02	$0.05	$0.02
Diluted income per share	$0.01	$0.02	$0.05	$0.02

(Note: Included in the weighted average number of common shares outstanding are vested restricted stock units totaling 692,934 for the three and nine months ended September 30, 2014, respectively, and 124,999 for the three and nine months ended September 30, 2013, respectively.)

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

NOTE D - Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale at September 30, 2014 and December 31, 2013 were as follows.

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Treasury securities	$4,982	$-	$16	$4,966
U.S. agency securities	17,889	555	-	18,444
Corporate bonds	16,212	63	91	16,184
Mortgage-backed securities -
Agency	248,468	2,429	1,334	249,563
Asset-backed securities	62,180	70	690	61,560
Equity securities	970	421	9	1,382
Total investment securities
available for sale	$350,701	$3,538	$2,140	$352,099

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. agency securities	$21,500	$573	$75	$21,998
State and municipal securities	525	12	-	537
Corporate bonds	17,212	338	8	17,542
Mortgage-backed securities -
Agency	227,662	2,367	4,184	225,845
Non-agency	8,150	62	32	8,180
Asset-backed securities	50,330	129	588	49,871
Equity securities	970	541	-	1,511
Total investment securities
available for sale	$326,349	$4,022	$4,887	$325,484

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Unrealized losses

The following tables reflect the fair values and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013.

	September 30, 2014
(in thousands)	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Treasury securities	$4,966	$16	$-	$-	$4,966	$16
Corporate bonds	11,916	90	2,519	1	14,435	91
Mortgage-backed securities -
Agency	111,636	577	29,227	757	140,863	1,334
Asset-backed securities	26,602	211	18,467	479	45,069	690
Equity securities	181	9	-	-	181	9
	$155,301	$903	$50,213	$1,237	$205,514	$2,140

	December 31, 2013
(in thousands)	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. agency securities	$5,793	$75	$-	$-	$5,793	$75
Corporate bonds	3,706	8	-	-	3,706	8
Mortgage-backed securities -
Agency	118,921	3,946	3,221	238	122,142	4,184
Non-agency	2,127	32	-	-	2,127	32
Asset-backed securities	36,244	588	-	-	36,244	588
	$166,791	$4,649	$3,221	$238	$170,012	$4,887

Debt securities with unrealized losses totaling $2.1 million at September 30, 2014 included five corporate securities, forty mortgage-backed agency securities, one treasury security, and sixteen asset-backed securities, compared with unrealized losses totaling $4.9 million at December 31, 2013 which included two U.S. agency securities, two corporate securities, forty-five mortgage-backed agency securities, six mortgage-backed non-agency securities, and thirteen asset-backed securities. The severity and duration of unrealized losses is expected to fluctuate with market interest rates.  At September 30, 2014, one equity security experienced an unrealized loss totaling $9 thousand. There were no unrealized losses in equity securities at December 31, 2013.

Other-than-temporary impairment (“OTTI”)

During the nine months ended September 30, 2014 and 2013, no securities were determined to be other-than-temporarily impaired and no impairment losses were recognized through noninterest income.

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

Maturities of investment securities

The amortized cost and fair value by contractual maturity of investment securities available for sale that are not determined to be other-than-temporarily impaired at September 30, 2014 and December 31, 2013  are shown below.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed and asset-backed securities, which are not due at a single maturity date, and equity securities, which do not have contractual maturities, are shown separately.

	September 30, 2014		December 31, 2013
	Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$972	$987	$-	$-
Due after one year
but less than five years	11,784	11,921	13,187	13,440
Due after five years
but less than ten years	11,715	11,645	9,311	9,659
Due after ten years	14,612	15,041	16,739	16,978
Mortgage-backed securities -
Agency	248,468	249,563	227,662	225,845
Non-agency	-	-	8,150	8,180
Asset-backed securities	62,180	61,560	50,330	49,871
Equity securities	970	1,382	970	1,511
Total available-for-sale securities	$350,701	$352,099	$326,349	$325,484

Federal Home Loan Bank (“FHLB”)

The Company’s investment in FHLB stock totaled $9.2 million at September 30, 2014 and $11.1 million at December 31, 2013.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security because it is required to be held in order to access FHLB advances (i.e. borrowings).  It is carried at cost as there is no active market or exchange for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2014 and December 31, 2013, and no impairment has been recognized.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Federal Reserve Bank (“FRB”) and Other Restricted Stock

The Company’s investment in FRB and other restricted stock totaled $6.6 million at September 30, 2014 and $6.2 million at December 31, 2013.  FRB stock comprises the majority of this amount and is generally viewed as a long-term investment and as a restricted investment security as it is required to be held to effect membership in the Federal Reserve System.  It is carried at cost as there is not an active market or exchange for the stock other than the FRB or member institutions.  The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2014 and December 31, 2013, and no impairment has been recognized.

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

The total of our loans by segment at September 30, 2014 and December 31, 2013 are as follows.

(in thousands)	September 30, 2014	December 31, 2013

Commercial and Industrial	$205,916	$225,492
Construction	131,506	158,473
Real estate - commercial mortgage	635,268	590,475
Real estate - residential mortgage	347,115	354,035
Installment	62,162	57,623
Deferred loan fees and related costs	(1,080)	(1,567)

Total loans	$1,380,887	$1,384,531

Allowance for Loan Losses

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the three and nine months ended September 30, 2014, and 2013 is as follows.

	Three Months Ended September 30, 2014
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage		Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,528	$3,984	$7,652	$7,134		$1,560	$4,204	$26,062
Charge-offs	(200)	(943)	(257)	(1,020)		(153)	-	(2,573)
Recoveries	2,723	1,113	469	883	-	25	-	5,213
Provision	(1,707)	(306)	1,430	335		406	(142)	16
Ending balance	$2,344	$3,848	$9,294	$7,332		$1,838	$4,062	$28,718

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

	Three Months Ended September 30, 2013
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$3,430	$11,223	$8,100	$8,670	$701	$6,110	$38,234
Charge-offs	(920)	(218)	(14)	(1,244)	(47)	-	(2,443)
Recoveries	260	682	269	674	25	-	1,910
Provision	(91)	(575)	2,409	(625)	(67)	(1,051)	-
Ending balance	$2,679	$11,112	$10,764	$7,475	$612	$5,059	$37,701

	Nine Months Ended September 30, 2014
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage		Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,404	$9,807	$10,135	$7,914		$521	$4,250	$35,031
Charge-offs	(1,361)	(6,370)	(2,466)	(3,276)		(678)	-	(14,151)
Recoveries	2,993	2,396	737	1,441	-	155	-	7,722
Provision	(1,692)	(1,985)	888	1,253		1,840	(188)	116
Ending balance	$2,344	$3,848	$9,294	$7,332		$1,838	$4,062	$28,718

Ending balance: attributable to
loans individually evaluated
for impairment	$463	$602	$2,096	$2,244		$47		$5,452
Recorded investment: loans
individually evaluated for
impairment	$2,051	$6,246	$27,430	$17,627		$115
Ending balance: attributable to
loans collectively evaluated
for impairment	$1,881	$3,246	$7,198	$5,088		$1,791	$4,062	$23,266
Recorded investment: loans
collectively evaluated for
impairment	$203,865	$125,260	$607,838	$329,488		$62,047

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

Impaired Loans

Total impaired loans were $53.5 million and $67.6 million at September 30, 2014, and December 31, 2013, respectively. The Company continues to resolve its troubled loans through charge-offs, curtailments, pay offs, and returns of loans to performing status.  With a modest amount of new defaults and newly identified impaired loans in the third quarter of 2014, impaired loans decreased by $7.7 million or 12.6% compared to the second quarter of 2014.

Collateral dependent impaired loans were $47.9 million and $61.9 million at September 30, 2014, and December 31, 2013, respectively, and are measured at the fair value of the underlying collateral less costs to sell. Impaired loans for which no allowance is provided totaled $32.6 million and $34.7 million at September 30, 2014, and December 31, 2013, respectively. Loans written down to their estimated fair value of collateral less the costs to sell account for $8.4 million and $9.4 million of the impaired loans for which no allowance has been provided as of September 30, 2014, and December 31, 2013, respectively. The weighted average age of appraisals for collateral dependent loans is 0.62 and 0.73 years at September 30, 2014 and December 31, 2013, respectively.  The remaining impaired loans for which no allowance is provided are expected to be fully covered by the fair value of the collateral, and therefore, no loss is expected on these loans.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

The following tables show recorded investment, unpaid balance, and related allowance, as of September 30, 2014 and December 31, 2013, as well as average investment and interest recognized for the three and nine months ended September 30, 2014 and 2013, for impaired loans by major segment and class.

				Three Months Ended		Nine Months Ended
	September 30, 2014			September 30, 2014		September 30, 2014
	Recorded	Unpaid	Related	Average	Interest	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$1,289	$2,225	$-	$1,403	$2	$1,439	$5
Construction
1-4 family residential
construction	-	-	-	-	-	-	-
Commercial construction	4,516	6,648	-	4,853	14	4,897	41
Real estate
Commercial Mortgage
Owner occupied	14,238	14,673	-	14,663	102	14,780	302
Non-owner occupied	3,226	7,053	-	4,331	4	4,381	12
Residential Mortgage
Secured by 1-4 family
1st lien	7,213	8,319	-	7,713	16	7,768	47
Junior lien	2,074	3,408	-	2,333	1	2,347	4
Installment	11	32	-	15	-	15	-
	$32,567	$42,358	$-	$35,311	$139	$35,627	$411
With an allowance recorded:
Commercial & Industrial	$762	$762	$463	$764	$1	$774	$4
Construction
1-4 family residential
construction	-	-	-	-	-	-	-
Commercial construction	1,730	1,730	602	1,824	13	2,075	46
Real estate
Commercial Mortgage
Owner occupied	6,218	6,218	462	6,259	59	6,314	174
Non-owner occupied	3,748	3,748	1,634	3,886	-	3,906	-
Residential Mortgage
Secured by 1-4 family
1st lien	5,730	5,741	1,297	5,770	50	5,792	150
Junior lien	2,610	2,709	947	2,641	5	2,650	9
Installment	104	104	47	104	2	104	4
	$20,902	$21,012	$5,452	$21,248	$130	$21,615	$387
Total:
Commercial & Industrial	$2,051	$2,987	$463	$2,167	$3	$2,213	$9
Construction	6,246	8,378	602	6,677	27	6,972	87
Real estate
Commercial mortgage	27,430	31,692	2,096	29,139	165	29,381	488
Residential mortgage	17,627	20,177	2,244	18,457	72	18,557	210
Installment	115	136	47	119	2	119	4
Total	$53,469	$63,370	$5,452	$56,559	$269	$57,242	$798

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

				Three Months Ended		Nine Months Ended
	December 31, 2013			September 30, 2013		September 30, 2013
	Recorded	Unpaid	Related	Average	Interest	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$2,049	$3,108	$-	$5,360	$1	$5,475	$6
Construction
1-4 family residential
construction	-	-	-	420	-	420	-
Commercial construction	6,437	9,398	-	10,248	-	10,304	1
Real estate
Commercial Mortgage
Owner occupied	13,565	14,784	-	16,057	83	16,260	187
Non-owner occupied	2,998	5,767	-	12,838	7	12,854	22
Residential Mortgage
Secured by 1-4 family
1st lien	7,931	9,372	-	14,194	27	14,762	82
Junior lien	1,598	2,805	-	3,689	1	3,698	4
Installment	80	175	-	328	-	328	-
	$34,658	$45,409	$-	$63,134	$119	$64,101	$302
With an allowance recorded:
Commercial & Industrial	$932	$932	$505	$2,441	$-	$2,490	$7
Construction
1-4 family residential
construction	-	-	-	-	-	-	-
Commercial construction	7,306	7,305	5,108	6,901	4	6,910	11
Real estate
Commercial Mortgage
Owner occupied	6,868	6,945	849	8,601	58	8,641	168
Non-owner occupied	5,609	5,627	3,231	4,278	9	5,783	28
Residential Mortgage
Secured by 1-4 family
1st lien	9,695	9,779	2,221	5,084	45	5,100	94
Junior lien	2,332	2,332	1,178	1,643	6	1,648	16
Installment	158	295	49	195	1	168	4
	$32,900	$33,215	$13,141	$29,143	$123	$30,740	$328
Total:
Commercial & Industrial	$2,981	$4,040	$505	$7,801	$1	$7,965	$13
Construction	13,743	16,703	5,108	17,569	4	17,634	12
Real estate
Commercial mortgage	29,040	33,123	4,080	41,774	157	43,538	405
Residential mortgage	21,556	24,288	3,399	24,610	79	25,208	196
Installment	238	470	49	523	1	496	4
Total	$67,558	$78,624	$13,141	$92,277	$242	$94,841	$630

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Non-performing Assets

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and other real estate owned and repossessed assets.  Our non-performing assets ratio, defined as the ratio of non-performing assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 3.56% and 5.29% at September 30, 2014 and December 31, 2013, respectively. Non-performing assets as of September 30, 2014 and December 31, 2013, were as follows.

(in thousands)	September 30, 2014	December 31, 2013
Loans 90 days past due and still accruing interest	$-	$-
Nonaccrual loans, including nonaccrual impaired loans	28,170	39,854
Other real estate owned and repossessed assets	22,774	36,665
Non-performing assets	$50,944	$76,519

Nonaccrual Loans

A reconciliation of nonaccrual loans to impaired loans as of September 30, 2014 and December 31, 2013 is as follows.

(in thousands)	September 30, 2014	December 31, 2013
Nonaccrual loans, including nonaccrual impaired loans	$28,170	$39,854
TDRs on accrual	22,557	23,282
Impaired loans on accrual	2,742	4,422
Total impaired loans	$53,469	$67,558

Nonaccrual loans were $28.2 million at September 30, 2014 compared to $39.9 million at December 31, 2013.  If income on nonaccrual loans had been recorded under original terms, $918 thousand and $2.2 million of additional interest income would have been recorded for the nine months ended September 30, 2014, and 2013, respectively.

The following table provides a rollforward of nonaccrual loans for the nine months ended September 30, 2014.

			Real Estate
(in thousands)	Commercial & Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Total
Balance at December 31, 2013	$2,794	$10,614	$12,633	$13,679	$134	$39,854
Transfers in	1,708	1,347	6,193	6,708	1,229	17,185
Transfers to OREO	-	(338)	(143)	(3,300)	-	(3,781)
Charge-offs	(1,361)	(6,370)	(2,466)	(3,276)	(678)	(14,151)
Payments	(360)	(924)	(3,864)	(2,232)	(674)	(8,054)
Return to accrual	(337)	(502)	(877)	(1,167)	-	(2,883)
Loan type reclassification	(559)	-	370	189	-	-
Balance at September 30, 2014	$1,885	$3,827	$11,846	$10,601	$11	$28,170

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Age Analysis of Past Due Loans

An age analysis of past due loans as of September 30, 2014 and December 31, 2013 is as follows.

	September 30, 2014
							90 Days or
							More Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due and
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial & Industrial	$142	$163	$1,885	$2,190	$203,726	$205,916	$-
Construction
1-4 family residential
construction	-	-	-	-	15,022	15,022	-
Commercial construction	123	43	3,827	3,993	112,491	116,484	-
Real estate
Commercial Mortgage
Owner occupied	570	158	5,138	5,866	242,491	248,357	-
Non-owner occupied	471	-	6,708	7,179	379,732	386,911	-
Residential Mortgage
Secured by 1-4 family
1st lien	335	212	7,031	7,578	212,317	219,895	-
Junior lien	35	-	3,570	3,605	123,615	127,220	-
Installment	4	-	11	15	62,147	62,162	-
Deferred loan fees
and related costs	-	-	-	-	(1,080)	(1,080)	-
Total	$1,680	$576	$28,170	$30,426	$1,350,461	$1,380,887	$-

	December 31, 2013
							90 Days or
							More Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due and
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial & Industrial	$317	$-	$2,794	$3,111	$222,381	$225,492	$-
Construction
1-4 family residential
construction	298	-	-	298	17,879	18,177	-
Commercial construction	1,031	132	10,614	11,777	128,519	140,296	-
Real estate
Commercial Mortgage
Owner occupied	1,961	360	4,932	7,253	266,661	273,914	-
Non-owner occupied	200	517	7,701	8,418	308,143	316,561	-
Residential Mortgage
Secured by 1-4 family
1st lien	2,983	237	10,877	14,097	209,564	223,661	-
Junior lien	367	2	2,802	3,171	127,203	130,374	-
Installment	1	-	134	135	57,488	57,623	-
Deferred loan fees
and related costs	-	-	-	-	(1,567)	(1,567)	-
Total	$7,158	$1,248	$39,854	$48,260	$1,336,271	$1,384,531	$-

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Credit Quality

The following tables provide information on September 30, 2014 and December 31, 2013 about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator.

	September 30, 2014
		Special		Nonaccrual
(in thousands)	Pass	Mention	Substandard	Loans	Total
Commercial & Industrial	$182,456	$13,907	$7,668	$1,885	$205,916
Construction
1-4 family residential
construction	14,654	368	-	-	15,022
Commercial construction	82,604	12,428	17,625	3,827	116,484
Real estate
Commercial Mortgage
Owner occupied	212,850	24,067	6,302	5,138	248,357
Non-owner occupied	363,612	11,922	4,669	6,708	386,911
Residential Mortgage
Secured by 1-4 family
1st lien	188,098	18,553	6,213	7,031	219,895
Junior lien	116,923	5,379	1,348	3,570	127,220
Installment	61,051	1,000	100	11	62,162
Deferred loan fees
and related costs	(1,080)	-	-	-	(1,080)
Total	$1,221,168	$87,624	$43,925	$28,170	$1,380,887

	December 31, 2013
		Special		Nonaccrual
(in thousands)	Pass	Mention	Substandard	Loans	Total
Commercial & Industrial	$202,490	$17,371	$2,837	$2,794	$225,492
Construction
1-4 family residential
construction	17,288	277	612	-	18,177
Commercial construction	87,237	39,298	3,147	10,614	140,296
Real estate
Commercial Mortgage
Owner occupied	224,261	31,615	13,106	4,932	273,914
Non-owner occupied	278,124	23,924	6,812	7,701	316,561
Residential Mortgage
Secured by 1-4 family
1st lien	177,649	26,695	8,440	10,877	223,661
Junior lien	120,143	4,790	2,639	2,802	130,374
Installment	56,289	1,096	104	134	57,623
Deferred loan fees
and related costs	(1,567)	-	-	-	(1,567)
Total	$1,161,914	$145,066	$37,697	$39,854	$1,384,531

The Company’s largest borrower as measured by total exposure was downgraded to substandard in the quarter ended September 30, 2014.  Classified loans increased by 16.2% in the quarter, though they have been reduced by 7.0% through three quarters of 2014.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Modifications

Loans meeting the criteria to be classified as Troubled Debt Restructurings (“TDRs”) are included in impaired loans. As of September 30, 2014 and December 31, 2013, loans classified as TDRs were $27.0 million and $31.0 million, respectively. The following table shows the loans classified as TDRs at September 30, 2014 and December 31, 2013.

(in thousands except number of contracts)	September 30, 2014		December 31, 2013
	Number of	Recorded	Number of	Recorded
Troubled Debt Restructurings	Contracts	Investment	Contracts	Investment
Commercial & Industrial	2	$166	2	$180
Construction
1-4 family residential construction	-	-	-	-
Commercial construction	12	4,303	14	8,192
Real estate
Commercial Mortgage
Owner occupied	15	15,707	14	15,466
Non-owner occupied	1	266	1	272
Residential Mortgage
Secured by 1-4 family, 1st lien	12	4,681	14	6,561
Secured by 1-4 family, junior lien	8	1,838	5	361
Installment	1	4	1	4
Total	51	$26,965	51	$31,036

Of total TDRs, $22.6 million was accruing and $4.4 million was nonaccruing at September 30, 2014 and $23.3 million was accruing and $7.8 million was nonaccruing at December 31, 2013.  Loans that are on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers whether such loans may return to accrual status.  TDRs in nonaccrual status are returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan in accordance with the modified terms.  For the nine months ended September 30, 2014, $605 thousand of the nonaccrual TDRs were returned to accrual status and for the year ended December 31, 2013, $647 thousand of the nonaccrual TDRs were returned to accrual status.

The following table shows a rollforward of accruing and nonaccruing TDRs for the nine months ended September 30, 2014.

(in thousands)	Accruing	Nonaccruing	Total
Balance at December 31, 2013	$23,282	$7,754	$31,036
Charge-offs	-	(3,049)	(3,049)
Payments	(1,849)	(1,040)	(2,889)
New TDR designation	519	1,348	1,867
Release TDR designation	-	-	-
Transfer	605	(605)	-
Balance at September 30, 2014	$22,557	$4,408	$26,965

The allowance for loan losses allocated to TDRs was $1.8 million and $4.2 million at September 30, 2014 and December 31, 2013, respectively.  The total of TDRs charged off and the allocated portion of allowance for loan losses associated with TDRs charged off were $3.0 million and $2.9 million, respectively, during the nine months ended September 30, 2014, and $970 thousand and $632 thousand, respectively, during the year ended December 31, 2013.  The improvement in the general reserve since December 31, 2013 has been enough to compensate for increased impairments against new and remaining TDRs.

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

The following table shows a summary of the primary reason and pre- and post-modification outstanding recorded investment for loan modifications that were classified as TDRs during the three and nine months ended September 30, 2014 and September 30, 2013.  These tables include modifications made to existing TDRs as well as new modifications that are considered TDRs for the periods presented.  TDRs made with a below market rate that also include a modification of loan structure are included under rate change.

For the Three Months Ended September 30, 2014
(in thousands except number of contracts)	Rate			Structure
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial & Industrial	-	$-	$-	-	$-	$-
Construction
1-4 family residential construction	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Real estate
Commercial Mortgage
Owner occupied	-	-	-	1	279	241
Non-owner occupied	-	-	-	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	-	-	-	2	375	84
Secured by 1-4 family, junior lien	-	-	-	2	889	795
Installment	-	-	-	-	-	-
Total	-	$-	$-	5	$1,543	$1,120

	For the Three Months Ended September 30, 2013
(in thousands except number of contracts)	Rate			Structure
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial & Industrial	-	$-	$-	-	$-	$-
Construction
1-4 family residential construction	-	-	-	-	-	-
Commercial construction	-	-	-	3	3,241	3,241
Real estate
Commercial Mortgage
Owner occupied	-	-	-	-	-	-
Non-owner occupied	-	-	-	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	-	-	-	4	472	472
Secured by 1-4 family, junior lien	-	-	-	2	108	108
Installment	-	-	-	1	4	4
Total	-	$-	$-	10	$3,825	$3,825

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

	For the Nine Months Ended September 30, 2014
(in thousands except number of contracts)	Rate			Structure
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial & Industrial	-	$-	$-	1	$68	$68
Construction
1-4 family residential construction	-	-	-	-	-	-
Commercial construction	-	-	-	-	-	-
Real estate
Commercial Mortgage
Owner occupied	1	451	451	1	279	241
Non-owner occupied	-	-	-	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	-	-	-	4	783	310
Secured by 1-4 family, junior lien	-	-	-	3	891	797
Installment	-	-	-	-	-	-
Total	1	$451	$451	9	$2,021	$1,416

	For the Nine Months Ended September 30, 2013
(in thousands except number of contracts)	Rate			Structure
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial & Industrial	-	$-	$-	-	$-	$-
Construction
1-4 family residential construction	-	-	-	-	-	-
Commercial construction	-	-	-	3	3,241	3,241
Real estate
Commercial Mortgage
Owner occupied	-	-	-	2	4,721	4,721
Non-owner occupied	-	-	-	-	-	-
Residential Mortgage
Secured by 1-4 family, 1st lien	1	2,010	2,004	5	1,347	1,347
Secured by 1-4 family, junior lien	-	-	-	4	159	159
Installment	-	-	-	1	4	4
Total	1	$2,010	$2,004	15	$9,472	$9,472

For the three and nine months ended September 30, 2014 and 2013, the Company had no loans for which there was a payment default and subsequent movement to nonaccrual status, that were modified as TDR’s within the previous twelve months.

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

The Company does not participate in any government or company sponsored TDR programs and holds no corresponding assets.  Rather, loans are individually modified in situations where the Company believes it will minimize the probability of losses to the Company.  Additionally, the Company had no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs at September 30, 2014.

NOTE F - Other Real Estate Owned and Repossessed Assets

The following table shows a rollforward of other real estate owned and repossessed assets for the nine months ended September 30, 2014.

(in thousands)	Amount
Balance at December 31, 2013	$36,665
Transfers in (via foreclosure)	4,286
Sales	(16,642)
Gain on sales	317
Impairments	(1,852)
Balance at September 30, 2014	$22,774

Other real estate owned and repossessed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on these assets as of and for the nine months ended September 30, 2014 and 2013 is as follows.

(in thousands)	September 30, 2014	September 30, 2013
Balance at beginning of year	$12,776	$19,100
Impairments	1,852	2,425
Charge-offs	(4,403)	(7,951)
Balance at end of period	$10,225	$13,574

Expenses applicable to other real estate owned and repossessed assets for the three and nine months ended September 30, 2014, and 2013 include the following.

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
(Gains) losses on sale	$(173)	$(370)	$(317)	$(369)
Other than temporary impairments	426	748	1,852	2,425
Operating expenses	386	694	1,079	1,329
Total	$639	$1,072	$2,614	$3,385

NOTE G - Share-Based Compensation Plans

On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan (the “Plan”), which provided for the grant of up to 2,750,000 shares of our Common Stock as awards to employees of the Company and

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities.  On June 25, 2012, the Company’s shareholders approved an amendment to the Plan that increased the number of shares reserved for issuance under the Plan to 13,675,000 of which 4,846,605 remain to be granted as of September 30, 2014.

Stock Options

Outstanding stock options consist of grants made to the Company’s directors and employees under share-based compensation plans that have been approved by the Company’s shareholders.  All outstanding options issued prior to 2014 have original terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over three to ten years.  During the nine months ended September 30, 2014, there were 4,920,932 stock options granted to certain Company executive managers.  The options granted during 2014 ratably vest over a four year period between 2015 and 2018, and expire in August 2021. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2014 is as follows.

		Weighted	Average
	Options	Average	Intrinsic
	Outstanding	Exercise Price	Value
Balance at December 31, 2013	24,183	392.44	-
Granted	4,920,932	1.61	-
Expired	(1,340)	355.41	-
Balance at September 30, 2014	4,943,775	$3.62	$-
Options exercisable at
September 30, 2014	22,516	$395.74	$-

As of September 30, 2014, there was $4.5 million of total unrecognized compensation cost related to stock options.  That cost is expected to be recognized over a weighted-average period of 2.46 years.

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

A summary of the Company’s restricted stock unit activity and related information for the nine months ended September 30, 2014 is as follows.

	Number of	Weighted-Average
	Non-Vested	Grant Date
	Stock Awards	Fair Value
Balance at December 31, 2013	1,860,930	$1.32
Granted	1,574,336	1.63
Vested	(455,374)	1.49
Forfeited and cancelled	(787,199)	1.27
Balance at September 30, 2014	2,192,693	$1.53

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

As of September 30, 2014, there was $2.5 million of total unrecognized compensation cost related to restricted stock units.  That cost is expected to be recognized over a weighted-average period of 2.07 years.

Compensation cost relating to share-based awards is accounted for in the consolidated financial statements based on the fair value of the share-based award.

Share-based compensation expense recognized in the consolidated statements of operations for the nine months ended September 30, 2014, and 2013 was as follows.

(in thousands)	September 30, 2014	September 30, 2013
Expense recognized:
Related to stock options	$196	$24
Related to restricted stock units	647	720
Related tax benefit	-	-

There were vested restricted stock units totaling 692,934 and 124,999 at September 30, 2014 and 2013, respectively.

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

The following tables show certain financial information as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013 for each segment and in total.  (Note: In order to be consistent with the presentation of total assets at September 30, 2014, total assets at December 31, 2013 have been reclassified to remove the impact of investments in subsidiaries from the Eliminations and Corporate segments).

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Total assets at September 30, 2014	$2,017,167	$(66,852)	$1,699,859	$335,844	$38,068	$10,248

Total assets at December 31, 2013	$1,950,272	$(71,828)	$1,639,033	$327,842	$37,003	$18,222

(in thousands)	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Three Months Ended September 30, 2014
Net interest income (loss)	$15,172	$-	$12,382	$3,037	$163	$(410)
Provision for loan losses	(16)	-	-	-	(16)	-
Net interest income (loss)
after provision for loan losses	15,156	-	12,382	3,037	147	(410)
Noninterest income	6,134	(76)	2,410	790	3,213	(203)
Noninterest expense	19,149	(76)	12,311	3,389	2,971	554
Income (loss) before provision
for income taxes (benefit)	2,141	-	2,481	438	389	(1,167)
Provision for income taxes (benefit)	(45)	-	-	(31)	2	(16)
Net income (loss)	2,186	-	2,481	469	387	(1,151)
Net income attributable to
non-controlling interest	190	-	-	-	190	-
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$1,996	$-	$2,481	$469	$197	$(1,151)

(in thousands)	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Three Months Ended September 30, 2013
Net interest income (loss)	$15,800	$-	$13,114	$2,907	$263	$(484)
Provision for loan losses	-	-	-	-	-	-
Net interest income (loss)
after provision for loan losses	15,800	-	13,114	2,907	263	(484)
Noninterest income	7,902	(53)	4,309	476	3,139	31
Noninterest expense	20,790	(53)	13,813	2,864	3,217	949
Income (loss) before provision
for income taxes (benefit)	2,912	-	3,610	519	185	(1,402)
Provision for income taxes (benefit)	22	-	(120)	10	130	2
Net income (loss)	2,890	-	3,730	509	55	(1,404)
Net income attributable to
non-controlling interest	86	-	-	-	86	-
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$2,804	$-	$3,730	$509	$(31)	$(1,404)

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

(in thousands)	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Nine Months Ended September 30, 2014
Net interest income (loss)	$45,164	$-	$37,007	$8,855	$388	$(1,086)
Provision for loan losses	(116)	-	260	(300)	(76)	-
Net interest income (loss)
after provision for loan losses	45,048	-	37,267	8,555	312	(1,086)
Noninterest income	18,957	(207)	8,708	2,395	8,165	(104)
Noninterest expense	55,378	(207)	35,616	9,218	7,871	2,880
Income (loss) before provision
for income taxes (benefit)	8,627	-	10,359	1,732	606	(4,070)
Provision for income taxes (benefit)	(1)	-	-	(6)	21	(16)
Net income (loss)	8,628	-	10,359	1,738	585	(4,054)
Net income attributable to
non-controlling interest	297	-	-	-	297	-
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$8,331	$-	$10,359	$1,738	$288	$(4,054)

(in thousands)	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Nine Months Ended September 30, 2013
Net interest income (loss)	$47,825	$-	$39,857	$8,775	$610	$(1,417)
Provision for loan losses	1,000	-	500	500	-	-
Net interest income (loss)
after provision for loan losses	46,825	-	39,357	8,275	610	(1,417)
Noninterest income	20,914	(178)	6,250	986	13,353	503
Noninterest expense	62,415	(178)	41,130	8,500	10,614	2,349
Income (loss) before provision
for income taxes	5,324	-	4,477	761	3,349	(3,263)
Provision for income taxes	157	-	-	20	130	7
Net income (loss)	5,167	-	4,477	741	3,219	(3,270)
Net income attributable to
non-controlling interest	1,642	-	-	-	1,642	-
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$3,525	$-	$4,477	$741	$1,577	$(3,270)

NOTE I - Derivative Instruments

Derivatives are a financial instrument whose value is based on one or more underlying assets.  The Company originated residential mortgage loans for sale into the secondary market on both a best efforts and (from September 2012 to December 2013) on a mandatory delivery basis.  In connection with the underwriting process, the Company enters into commitments to lock-in the interest rate of the loan with the borrower prior to funding (“interest rate lock commitments”).  Generally, such interest rate lock commitments are for periods less than 60 days.  These interest rate lock commitments are considered derivatives.  The Company manages its exposure to changes in fair value associated with these interest rate lock commitments by entering into simultaneous agreements to sell the residential loans to third party investors shortly after their origination and funding.  At September 30, 2014 and at December 31, 2013 the Company had loans held for sale of $25.8 million and $25.1 million, respectively.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

Under the contractual relationship in the best efforts method, the Company is obligated to sell the loans only if the loans close.  As a result of the terms of these contractual relationships, the Company is not exposed to changes in fair value nor will it realize gains related to its interest rate lock commitments due to subsequent changes in interest rates.  At September 30, 2014 and at December 31, 2013, the Company had rate-lock commitments to originate residential mortgage loans (unfunded par amount of loans) on a best efforts basis in the amounts of $49.6 million and $35.6 million, respectively.

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

Additionally, to meet the needs of its commercial customers, the Company uses interest rate swaps to manage its interest rate risk.  Derivative contracts are executed between the Company and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program enabling the commercial loan customers to effectively exchange variable-rate interest payments under their existing obligations for fixed-rate interest payments.  For the nine months ended September 30, 2014 and 2013, the Company recorded gains totaling $227 thousand and $514 thousand, respectively, related to trading income on the interest rate swaps included in the back-to-back swap program that was included within other noninterest income on the Consolidated Statements of Operations.

As of September 30, 2014 and December 31, 2013, the Company has derivative financial instruments not included in hedge relationships.  These derivatives consist of interest rate swaps to facilitate interest rate management strategies for both the company and its commercial borrowers.

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

Information about financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2014 and December 31, 2013 is presented in the following tables:

		Gross	Net Amounts	Gross Amounts
		Amounts	of Assets	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
(in thousands)	Assets	Sheets	Sheets	Instruments	Received	Amount
Derivative assets:
September 30, 2014
Interest rate swap agreements	$975	$-	$975	$529	$-	$446
December 31, 2013
Interest rate swap agreements	986	-	986	156	-	830

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

		Gross	Net Amounts	Gross Amounts
		Amounts	of Liabilities	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Sheets	Sheets	Instruments	Pledged	Amount
Derivative liabilities:
September 30, 2014
Interest rate swap agreements	$975	$-	$975	$529	$-	$446
December 31, 2013
Interest rate swap agreements	986	-	986	156	-	830

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

The following tables reflect the fair value of assets measured and recognized at fair value on a recurring basis in the consolidated balance sheets at September 30, 2014 and December 31, 2013.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

(in thousands)		Fair Value Measurements at Reporting Date Using
Assets	September 30, 2014	Level 1	Level 2	Level 3

Investment securities available for sale
Treasury securities	$4,966	$-	$4,966	$-
U.S. agency securities	18,444	-	18,444	-
State and municipal securities	-	-	-	-
Corporate bonds	16,184	-	16,184	-
Mortgage-backed securities -
Agency	249,563	-	249,563	-
Non-agency	-	-	-	-
Asset-backed securities	61,560	-	61,560	-
Equity securities	1,382	1,102	-	280
Total investment securities
available for sale	352,099	1,102	350,717	280
Other assets
Interest rate lock commitments	582	-	-	582
Interest rate swaps	975	-	975	-

Total assets	$353,656	$1,102	$351,692	$862
Other Liabilities
Interest rate swaps	$975	$-	$975	$-
Total liabilities	$975	$-	$975	$-

(in thousands)		Fair Value Measurements at Reporting Date Using
Assets	December 31, 2013	Level 1	Level 2	Level 3

Investment securities available for sale
U.S. agency securities	$21,998	$-	$21,998	$-
State and municipal securities	537	-	537	-
Corporate bonds	17,542	-	17,542	-
Mortgage-backed securities -
Agency	225,845	-	225,845	-
Non-agency	8,180	-	8,180	-
Asset-backed securities	49,871	-	49,871	-
Equity securities	1,511	1,222	-	289
Total investment securities
available for sale	325,484	1,222	323,973	289
Other assets
Interest rate lock commitments	844	-	-	844
Interest rate swaps	986	-	986	-

Total assets	$327,314	$1,222	$324,959	$1,133
Other Liabilities
Interest rate swaps	$986	$-	$986	$-
Total liabilities	$986	$-	$986	$-

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

The following table shows a rollforward of recurring fair value measurements categorized with Level 3 of the fair value hierarchy for the nine months ended September 30, 2014 and 2013.

	Activity in Level 3		Activity in Level 3
	Fair Value Measurements		Fair Value Measurements
(in thousands)	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Investment	Derivative	Investment	Derivative
	Securities	Loan	Securities	Loan
Description	Available for Sale	Commitments	Available for Sale	Commitments
Beginning of period balance	$289	$844	$289	$2,040
Unrealized gains included in:
Earnings	-	-	-	-
Other comprehensive income	-	-	-	-
Purchases	-	-	-	-
Sales	(9)	-	-	-
Issuances	-	-	-	-
Settlements	-	(262)	-	(1,032)
End of period balance	$280	$582	$289	$1,008

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

In addition, matrix value adjustments may be made by our independent appraisal group to reflect property value trends within specific markets as well as actual sales data from market transactions and/or foreclosed real estate sales.  It is the Company’s policy to classify these as Level 3 assets within the fair value hierarchy.  The weighted average age of appraisals for valuations of collateral dependent impaired loans was 0.62 years as of September 30, 2014 and 0.73 years as of December 31, 2013.  Management periodically reviews the discounts in the matrix as compared to valuations from updated appraisals and modifies the discounts accordingly should updated appraisals reflect valuations significantly different than those derived utilizing the matrix.  To date, management believes the appraisal discount matrix has resulted in appropriate adjustments to existing appraisals thereby providing management with reasonable valuations for the collateral underlying the loan portfolio; however, while appraisals are indicators of fair value, the amount realized upon sale of these assets could be significantly different.

The following tables reflect the fair value of assets measured and recognized at fair value on a nonrecurring basis in the consolidated balance sheets at September 30, 2014 and December 31, 2013.

	Assets	Fair Value Measurements at
	Measured at	September 30, 2014 Using
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$42,716	$-	$-	$42,716

Other real estate owned
and repossessed assets	22,774	-	-	22,774

	Assets	Fair Value Measurements at
	Measured at	December 31, 2013 Using
	Fair Value	Level 1	Level 2	Level 3
Impaired loans	$49,319	$-	$-	$49,319

Other real estate owned
and repossessed assets	36,665	-	-	36,665

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

			Range of
(in thousands except for percentages)			Significant Unobservable
	Fair Value at	Significant Unobservable Inputs	Inputs as of
Type	September 30, 2014	by Valuation Technique	September 30, 2014
Derivative loan commitments	$582	Pull through rate	81%
		Percentage of loans that will
		ultimately close

Impaired loans	42,716	Appraised value	0 - 100%
		Discounts to reflect current market
		conditions, ultimate collectability,
		and estimated costs to sell

Other real estate owned	22,774	Appraised value	0 - 75%
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

(j)	Commitments to Extend Credit and Standby Letters of Credit

The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments.  These deferred fees are not deemed significant at September 30, 2014 and December 31, 2013, and as such, the related fair values have not been estimated.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Notes to Consolidated Financial Statements

The carrying amounts and fair values of those financial instruments that are not recorded at fair value at September 30, 2014 and December 31, 2013 were as follows.

	September 30, 2014
	Carrying	Fair	Fair Value Measurements at Reporting Date Using
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,352,169	$1,360,784	$-	$-	$1,360,784
Financial Liabilities:
Deposits	1,612,641	1,585,180	-	1,585,180	-
FHLB borrowings	166,051	166,236	-	166,236	-
Other borrowings	29,115	29,115	-	29,115	-

	December 31, 2013
	Carrying	Fair	Fair Value Measurements at Reporting Date Using
(in thousands)	Amount	Value	Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,349,500	$1,367,103	$-	$-	$1,367,103
Financial Liabilities:
Deposits	1,523,328	1,485,554	-	1,485,554	-
FHLB borrowings	194,178	194,191	-	194,191	-
Other borrowings	28,983	28,983	-	28,983	-
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

•

We incurred significant losses from 2009 to 2012.  While we returned to profitability in 2013, and continued to be profitable during the nine months ended September 30, 2014, we can make no assurances that will continue.  An inability to improve our profitability could adversely affect our operations and our capital levels;

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

Material Trends and Uncertainties

General economic conditions in our major markets remained uneven for the nine months ended September 30, 2014. According to the U.S. Bureau of Labor Statistics, the Hampton Roads region’s unemployment rate stood at 6.1% in August 2014, compared to 5.3% in December 2013.  Our region has experienced declines in employment this year mainly due to defense cuts in federal government civilian jobs.  With nearly half of the Hampton Roads local economy driven by the military spending, any cuts in federal spending have a direct impact on the economic growth rate.

Although the Company’s overall loan growth is down $3.6 million or 0.3% during the nine months ended September 30, 2014 compared to December 31, 2013, the third quarter produced a 1.3% growth over the second quarter.  It still appears that the Federal Reserve’s intention is to continue to maintain a low interest rate environment at least into 2015.  We expect the current low interest rate environment to continue to place downward pressure on our net interest income and our overall operating net income.  Due to the continued improvement in the overall credit quality of our portfolio, non-performing assets have declined 33.4% since December 31, 2013, reducing the drag on income related to these problem assets. The elevation of mortgage interest rates which began in late summer 2013, has caused a dramatic decline in refinancing activity and will continue to put downward pressure on overall

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

mortgage banking revenue. Refinancing activity accounted for 30% of mortgage originations during the first nine months of 2014, as compared to 51% for the same period in 2013. Due to cost reduction initiatives implemented over the last few years, noninterest expense has declined, thus improving our overall efficiency.

For further discussion of the material trends and uncertainties that may affect our results and financial condition, refer to the risk factors contained Part II Item 1A “Risk Factors” in this report.

Company Overview

Hampton Roads Bankshares, Inc. (the “Company”) is a multi-bank holding company headquartered in Virginia Beach, Virginia.  The Company’s primary subsidiaries are Bank of Hampton Roads (“BOHR”) and Shore Bank (“Shore” collectively the “Banks”).  The Banks engage in general community and commercial banking business, targeting the needs of individuals and small- to medium-sized businesses in our primary service areas.  Currently, BOHR operates 17 full-service offices in the Hampton Roads region of southeastern Virginia and 10 full-service offices throughout Richmond, Virginia and the Northeastern and Research Triangle regions of North Carolina that do business as Gateway Bank & Trust Co. (“Gateway”).  Shore operates 7 full-service offices in the Eastern Shore of Virginia and Maryland and 3 loan production offices in Maryland and Delaware.  Through various divisions, the Banks also offer mortgage banking and marine financing.  Our largest investor shareholders include Anchorage Capital Group, L.L.C. (“Anchorage”), CapGen Capital Group VI LP (“CapGen”), and The Carlyle Group, L.P. (“Carlyle”).  Anchorage, CapGen, and Carlyle own 24.90%, 29.97%, and 24.90%, respectively, of the outstanding shares of our Common Stock as of September 30, 2014.

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

The Company reported net income for the nine months ended September 30, 2014, as it did for the year ended December 31, 2013, as compared to the net operating losses from 2009 to 2012. This improvement in net income primarily resulted from improved general economic conditions and credit performance of the Company’s loan portfolio. There is no guarantee that we will be able to maintain this improvement in our net income. In addition to the risk that the broader economic conditions will stagnate or reverse their improvements, our mortgage banking earnings are particularly volatile due to their dependence upon the direction and level of mortgage interest rates, which increased in 2013, resulting in significantly lower revenue in our Mortgage segment. The Company also recognized $3.8 million in income from bank-owned life insurance for the nine months ended September 30, 2014, which is significantly higher than the Company’s historic average of bank-owned life insurance income.  As of September 30, 2014, the Company exceeded the regulatory capital minimums and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.

The following is a summary of our financial condition as of September 30, 2014 and our financial performance for the three and nine months then ended.

•

Assets were $2.0 billion at September 30, 2014.  Total assets increased by $66.9 million or 3.4% from December 31, 2013.  The increase in assets was primarily associated with a $59.6 million or 139.0% increase in overnight funds sold and due from FRB, a $26.6 million or 8.2%  increase in investment securities available for sale, a $6.3 million or 18.0% decrease in the allowance for loan losses, a $726 thousand or 2.9%  increase in loans held for sale, partially offset by a $3.6 million or 0.3% decrease in gross loans, and a $13.9 million or 37.9% decrease in other real estate owned and repossessed assets.

•

Investment securities available for sale increased $26.6 million or 8.2% to $352.1 million as of September 30, 2014 from $325.5 million at December 31, 2013.  The increase primarily resulted from the purchase of additional securities which was partially offset by a decline in the unrealized gain of the portfolio.

•	Gross loans decreased by $3.6 million or 0.3% during the nine months ended September 30, 2014, primarily due to normal loan pay down and charge off activity which exceeded new loan origination volume.

•

Impaired loans decreased by $14.1 million during the nine months ended September  30, 2014 to $53.5 million at September 30, 2014, down from $67.6 million at December 31, 2013, primarily as a result of a downward trend in non-accrual commercial construction loans.

•

Allowance for loan losses at September 30, 2014 decreased 18.0% to $28.7 million from $35.0 million at December 31, 2013 as net charge-offs of previously identified impaired loans exceeded additional provisions for loan losses.  In particular, the specific component of the allowance for loan losses decreased to $5.5 million from $13.1 million.

•

Deposits at September 30, 2014 increased $89.3 million or 5.9% from December 31, 2013 as a result of increases of $38.2 million or 15.5% in non-interest bearing demand deposits, increases of $16.8 million or 5.2% in time deposits less than $100 thousand, increases of $5.6 million or 1.9% in time deposits over $100 thousand, increases of $33.5 million or 5.6% in interest-bearing deposits, partially offset by decreases of $4.7 million or 7.5% in savings deposits.  Seasonal inflows contributed to the 3.3% increase in deposits during the three months ended September 30, 2014.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

•

Net income attributable to Hampton Roads Bankshares, Inc. for the three and nine months ended September 30, 2014 was $2.0 million and $8.3 million, respectively, as compared with net income for the three and nine months ended September 30, 2013 of $2.8 million and $3.5 million, respectively.

•

Net interest income decreased $628 thousand and $2.7 million in the three and nine months ended September 30, 2014 compared to the same periods in 2013. The decrease for the nine months ended September 30, 2014 was due primarily to the decrease in average interest-earning assets, and a decline in net interest margin, whereas the decrease for the three months ended September 30, 2014 was due primarily to a decline in net interest margin.

•

The continued improvement in the overall loan portfolio quality resulted in a modest loan loss provision of $16 thousand needed during the three months ended September 30, 2014, bringing the total loan loss provision for the nine months ended September 30, 2014 to $116 thousand.

•

Noninterest income for the three and nine months ended September 30, 2014 was $6.1 million and $19.0 million, respectively, a decline of 22.4%  and 9.4% from the same periods in 2013. A major driver of this decline is mortgage banking revenue which had flat growth for the three months ended September 30, 2014 and decreased $5.2 million or 38.8% during the nine months ended September 30, 2014, compared to the same periods in 2013.  The decrease in mortgage banking revenue is due to declines in both origination volume and margin, driven by rising market interest rates,  which resulted in a  dramatic negative impact on refinance demand.  Offsetting these declines were decreases in losses on premises and equipment associated with certain branch closings in 2013, and decreases in other than temporary impairment of other real estate owned and repossessed assets. For the nine months ended September 30, 2014, income from bank-owned life insurance increased $806 thousand or 26.7%, compared to the same period in 2013, mainly due to life insurance benefits received in excess of cash surrender value from the deaths of two former employees. Income from bank-owned life insurance declined $1.8 million, or 87.4%, during the three months ended September 30, 2014, compared to the same period in 2013, mainly due to timing and amounts of life insurance benefits received in excess of cash surrender value..

•

Noninterest expense was $19.1 million and $55.4 million, for the three and nine months ended September 30, 2014, respectively, representing declines of $1.6 million or 7.9%  and $7.0 million or 11.3%, compared to the same periods in 2013, primarily due to lower salary and employee benefits, occupancy, and FDIC insurance expenses.

•

Our effective tax rate was 0.0% for the nine months ended September 30, 2014 compared to 2.9% for the same period in 2013.  These rates differ from the statutory rate due primarily to the valuation allowance against the Company’s deferred tax assets.  Refer to our 2013 Form 10-K for additional information relating to deferred tax assets.

ANALYSIS OF RESULTS OF OPERATIONS

Net income attributable to Hampton Roads Bankshares, Inc. for the three and nine months ended September 30, 2014 was $2.0 million and $8.3 million, respectively, as compared with net income for the three and nine months ended September 30, 2013 of $2.8 million and $3.5 million, respectively.

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

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Table 1 below expresses the average interest-earning assets and average interest-bearing liabilities, the average yields earned on such assets and rates paid on such liabilities, the net interest margin, and the variance in interest income and expense caused by differences in average balances and rates for the three and nine months ended September 30, 2014 and 2013.

Table 1:  Average Balance Sheet and Net Interest Margin Analysis

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013			2014 Compared to 2013
							Interest
		Interest	Average		Interest	Average	Income/	Variance
(in thousands, except		Income/	Yield/		Income/	Yield/	Expense	Attributable to
average yield/rate data)	Average Balance	Expense	Rate	Average Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Interest-earning assets
Loans	$1,403,229	$15,967	4.51%	$1,415,402	$17,122	4.80%	$(1,155)	$(1,008)	$(147)
Investment and restricted equity securities	361,745	2,331	2.56	299,411	1,831	2.43	500	119	381
Interest-bearing deposits
in other banks	709	-	-	651	1	0.20	(1)	(1)	-
Overnight funds sold
and due from FRB	90,507	45	0.20	119,747	70	0.23	(25)	(8)	(17)
Total interest-earning assets	1,856,190	18,343	3.92	1,835,211	19,024	4.11	(681)	(898)	217
Noninterest-earning assets	140,600			160,262
Total assets	$1,996,790			$1,995,473

Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$625,375	$697	0.44%	$576,064	$523	0.36%	174	129	45
Savings deposits	57,608	8	0.06	67,397	9	0.05	(1)	2	(3)
Time deposits	639,034	1,698	1.05	655,694	1,688	1.02	10	193	(183)
Total interest-bearing deposits	1,322,017	2,403	0.72	1,299,155	2,220	0.68	183	324	(141)
Borrowings	198,924	768	1.53	226,666	1,004	1.76	(236)	(113)	(123)
Total interest-bearing liabilities	1,520,941	3,171	0.83	1,525,821	3,224	0.84	(53)	211	(264)
Noninterest-bearing liabilities
Demand deposits	266,717			270,626
Other liabilities	14,154			17,483
Total noninterest-bearing liabilities	280,871			288,109
Total liabilities	1,801,812			1,813,930
Shareholders' equity	194,978			181,543

Total liabilities and shareholders' equity	$1,996,790			$1,995,473
Net interest income		$15,172			$15,800
Net interest spread			3.09%			3.27%
Net interest margin			3.24%			3.42%

Note: Interest income from loans includes fees of $443 thousand for the three months ended September 30, 2014, and $326 thousand for the three months ended September 30, 2013.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013			2014 Compared to 2013
							Interest
		Interest	Average		Interest	Average	Income/	Variance
(in thousands, except		Income/	Yield/		Income/	Yield/	Expense	Attributable to
average yield/rate data)	Average Balance	Expense	Rate	Average Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Interest-earning assets
Loans	$1,387,866	47,243	4.55%	$1,455,903	$52,482	4.82%	$(5,239)	$(2,786)	$(2,453)
Investment and restricted equity securities	345,951	6,864	2.65	300,470	5,485	2.44	1,379	549	830
Interest-bearing deposits
in other banks	728	-	-	808	1	0.12	(1)	(1)	-
Overnight funds sold
and due from FRB	83,735	128	0.20	104,295	175	0.22	(47)	(13)	(34)
Total interest-earning assets	1,818,280	54,235	3.99	1,861,476	58,143	4.18	(3,908)	(2,251)	(1,657)
Noninterest-earning assets	145,138			156,490
Total assets	$1,963,418			$2,017,966

Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$613,127	$1,978	0.43%	$564,927	$1,590	0.38%	388	252	136
Savings deposits	58,597	24	0.05	65,242	28	0.06	(4)	(1)	(3)
Time deposits	620,110	4,796	1.03	701,787	5,552	1.06	(756)	(110)	(646)
Total interest-bearing deposits	1,291,834	6,798	0.70	1,331,956	7,170	0.72	(372)	141	(513)
Borrowings	210,461	2,273	1.44	231,195	3,148	1.82	(875)	(593)	(282)
Total interest-bearing liabilities	1,502,295	9,071	0.81	1,563,151	10,318	0.88	(1,247)	(452)	(795)
Noninterest-bearing liabilities
Demand deposits	251,863			252,870
Other liabilities	17,876			16,146
Total noninterest-bearing liabilities	269,739			269,016
Total liabilities	1,772,034			1,832,167
Shareholders' equity	191,384			185,799

Total liabilities and shareholders' equity	$1,963,418			$2,017,966
Net interest income		$45,164			$47,825
Net interest spread			3.18%			3.30%
Net interest margin			3.32%			3.44%

Note: Interest income from loans includes fees of $1.2 million for the nine months ended September 30, 2014, and $1.5 million for the nine months ended September 30, 2013.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Interest-earning assets consist of loans, investment and restricted equity securities, overnight funds sold and due from FRB, and interest-bearing deposits in other banks and interest-bearing liabilities consist of deposit accounts and borrowings. Net interest income for the three and nine months ended September 30, 2014 was $15.2 million and $45.2 million, respectively, a decrease of $628 thousand or 4.0%  and $2.7 million or 5.6%, as compared to the same periods in 2013. Net interest margin for the three and nine months ended September 30, 2014 was 3.24% and 3.32%, respectively, down from 3.42% and 3.44%, respectively, for the comparable periods in 2013.  In the current low interest rate environment, the Company expects to continue to experience downward pressure on net interest margin, as rates on interest earning assets decline at a faster pace than that of our interest-bearing liabilities.

Interest income on loans, including fees, decreased predominantly as the result of a decline in the average yield on loans and a decline in average loan balances during the nine months ended September 30, 2014.  Interest income on investment securities increased due to higher reinvestment rates, slower prepayment speeds, security allocation, and an increase in the overall size of the investment portfolio.  Interest income on overnight funds sold and due from FRB decreased modestly.    The decrease in interest expense on deposits for the nine months ended September 30, 2014 compared to the same period in 2013 resulted from a decline in average interest-bearing deposits and an overall decrease in the average interest rate paid on interest-bearing deposits.  However, interest expense on deposits has increased for the three months ended September 30, 2014, compared to the same period in 2013, due to growth in average interest-bearing deposits and an overall increase in the average interest rate paid on interest-bearing deposits.

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

Noninterest Income

For the three and nine months ended September 30, 2014, total noninterest income was $6.1 million and $19.0 million, respectively, a decrease of $1.8 million or 22.4% and $2.0 million or 9.4%, compared to the same periods in 2013. We define total revenue as the sum of interest income and non-interest income. Noninterest income comprised 25.1%  and 25.9% of total revenue during the three and nine months ended September 30, 2014, respectively, compared to 29.3% and 26.5% for the same periods in 2013.

Table 2 provides a summary of noninterest income for the three and nine months ended September 30, 2014 and 2013.

Table 2:  Noninterest Income

	Three Months Ended
	September 30,		2014 compared to 2013
(in thousands)	2014	2013	$	%
Mortgage banking revenue	$3,215	$3,139	$76	2.4%
Service charges on deposit accounts	1,196	1,264	(68)	(5.4)
Income from bank-owned life insurance	278	2,210	(1,932)	(87.4)
Gain on sale of investment securities available for sale	58	-	58	100.0
Gain (loss) on sale of premises and equipment	(82)	243	(325)	(133.7)
Other than temporary impairment of premises & equipment	-	-	-	-
Gain on sale of other real estate owned & repossessed assets	173	370	(197)	(53.2)
Other than temporary impairment of other real estate owned and repossessed assets	(426)	(748)	322	(43.0)
Visa check card income	710	649	61	9.4
Rental income	171	322	(151)	(46.9)
Other	841	453	388	85.7
Total noninterest income	$6,134	$7,902	$(1,768)	(22.4)%

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

	Nine Months Ended
	September 30,		2014 compared to 2013
(in thousands)	2014	2013	$	%
Mortgage banking revenue	$8,169	$13,353	$(5,184)	(38.8)%
Service charges on deposit accounts	3,550	3,781	(231)	(6.1)
Income from bank-owned life insurance	3,823	3,017	806	26.7
Gain on sale of investment securities available for sale	243	763	(520)	(68.2)
Gain (loss) on sale of premises and equipment	(113)	123	(236)	(191.9)
Other than temporary impairment of premises & equipment	-	(2,825)	2,825	(100.0)
Gain on sale of other real estate owned & repossessed assets	317	369	(52)	(14.1)
Other than temporary impairment of other real estate owned and repossessed assets	(1,852)	(2,425)	573	(23.6)
Visa check card income	1,957	1,907	50	2.6
Rental income	484	623	(139)	(22.3)
Other	2,379	2,228	151	6.8
Total noninterest income	$18,957	$20,914	$(1,957)	(9.4)%

Mortgage banking revenue experienced modest growth in the three months ended September 30, 2014, compared to the same period in 2013. However mortgage banking revenue declined for the nine months ended September 30, 2014 due to decreases in both origination volume and margin, driven by rising market interest rates which had dramatic negative impact on refinance demand.  Refinancing activity accounted for 30% of mortgage originations during the first nine months of 2014, as compared to 51% for the same period in 2013.

Income from bank-owned life insurance declined during the three months ended September 30, 2014, compared to the same period in 2013, and increased during the nine months ended September 30, 2014, mainly due timing and amounts of life insurance benefits received in excess of cash surrender value.

As the Company closed down certain branches in the first nine months of 2013, it recorded impairments to premises and equipment as those properties were transferred to other real estate owned and repossessed assets.  Similar branch closings did not occur in the nine months ended September 30, 2014.

The combined gain on sale of other real estate owned and repossessed assets and other than temporary impairment of other real estate owned and repossessed assets declined both during the three and nine months ended September 30, 2014, compared to the same periods in 2013, as market values continued to stabilize.

Noninterest Expense

Noninterest expense represents our operating and overhead expenses.  For the three and nine months ended September 30, 2014, total noninterest expense was $19.1 million and $55.4 million, respectively, a decrease of $1.6 million or 7.9% and $7.0 million or 11.3%, compared to the same periods in 2013.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Table 3 provides a summary of noninterest expense for the three and nine months ended September 30, 2014 and 2013.

Table 3:  Noninterest Expense

	Three Months Ended
	September 30,		2014 compared to 2013
(in thousands)	2014	2013	$	%
Salaries and employee benefits	$10,210	$9,946	$264	2.7%
Professional and consultant fees	1,146	1,693	(547)	(32.3)
Occupancy	1,712	2,772	(1,060)	(38.2)
FDIC insurance	601	927	(326)	(35.2)
Data processing	1,248	1,097	151	13.8
Problem loan and repossessed asset costs	489	723	(234)	(32.4)
Equipment	490	386	104	26.9
Directors' and regional board	325	513	(188)	(36.6)
Advertising and marketing	423	396	27	6.8
Other	2,505	2,337	168	7.2
Total noninterest expense	$19,149	$20,790	$(1,641)	(7.9)%

	Nine Months Ended
	September 30,		2014 compared to 2013
(in thousands)	2014	2013	$	%
Salaries and employee benefits	$28,886	$31,853	$(2,967)	(9.3)%
Professional and consultant fees	4,300	4,225	75	1.8
Occupancy	4,933	7,091	(2,158)	(30.4)
FDIC insurance	1,755	2,823	(1,068)	(37.8)
Data processing	3,414	3,023	391	12.9
Problem loan and repossessed asset costs	1,296	1,733	(437)	(25.2)
Equipment	1,254	1,341	(87)	(6.5)
Directors' and regional board	1,255	1,092	163	14.9
Advertising and marketing	1,026	997	29	2.9
Other	7,259	8,237	(978)	(11.9)
Total noninterest expense	$55,378	$62,415	$(7,037)	(11.3)%

Salaries and employee benefits expense declined for the nine months ended September 30, 2014, compared to the same period in 2013, mainly driven by a lower employee headcount, and decreases in commission expense.  However, salaries and employee benefits expense increased for the three months ended September 30, 2014, compared to the same period in 2013, mainly due to the opening of two loan production offices and increased share-based compensation. Occupancy expense declined due to lower depreciation and rental expenses, as we have reduced the number of physical locations of our bank subsidiaries.  FDIC insurance expense has declined as our assessment rates have decreased due to the Company’s improved risk profile.  Problem loan and repossessed asset costs declined due to the overall decrease in other real estate owned and repossessed assets.  Directors’ and regional board fees increased mainly due to the election of additional directors to the Company’s board as well as an overall increase in individual board member compensation. Other noninterest expense declined due to decreased ATM Network fees driven by lower customer usage of ATM’s and also  decreases in probable losses and loss factors for unfunded commitments which reduced the need for an additional reserve.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

ANALYSIS OF FINANCIAL CONDITION

Assets were $2.0 billion at September 30, 2014.  Total assets increased by $66.9 million or 3.4% from December 31, 2013.  The increase in assets was primarily associated with a $59.6 million or 139.0% increase in overnight funds sold and due from FRB, a $26.6 million or 8.2% increase in investment securities available for sale, a $6.3 million or 18.0% decrease in the allowance for loan losses, a $726 thousand or 2.9% increase in loans held for sale, partially offset by a $3.6 million or 0.3% decrease in gross loans, and a $13.9 million or 37.9% decrease in other real estate owned and repossessed assets.

Cash and Cash Equivalents.  Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB.  Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity.  Cash and cash equivalents as of September 30, 2014 were $120.1 million compared to $62.3 million at December 31, 2013 and consisted mainly of deposits with FRB.  Primarily due to normal loan pay down and charge off activity which exceeded new loan origination volume, and seasonal inflows of deposits, the Company experienced an increase in the overall level of cash and cash equivalents.  In the future, the Company expects to utilize its cash on hand to support future loan origination activity.

Investment Securities.  Our investment portfolio at September 30, 2014 consisted primarily of U.S. agency, mortgage-backed, and asset-backed securities.  The allocation to asset-backed securities, which began in 2013, provides the Company with a floating rate asset, which mitigates the interest rate risk inherent in certain other asset classes, e.g., Mortgage Backed Securities (“MBS”).  Repayment of principal and interest of the ABS security is dependent upon the performance of the underlying loan collateral.  The Company performs due diligence of each security on a pre- and post-purchase basis to evaluate the underlying collateral and invests in the investment grade tranches of securitizations.  However, should defaults or loss severities exceed the credit enhancement in the structure, payment of principal or interest may be impacted.    The Company currently does not own any collateralized loan obligation securities that are not compliant with the Volcker Rule.

Our available-for-sale securities are reported at fair value and are used primarily for liquidity, pledging, earnings, and asset/liability management purposes and are reviewed quarterly for possible impairment.  Due to portfolio activity, the fair value of our available-for-sale investment securities at September 30, 2014 increased  $26.6 million or 8.2% to $352.1 million compared to $325.5 million at December 31, 2013.

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

Overall our loan trends during the nine months ended September 30, 2014 have been influenced by continued soft demand for loans in nearly all our loan categories.  Our commercial and industrial loan portfolio decreased $19.6 million to the September 30, 2014 balance of $205.9 million from the December 31, 2013 balance of $225.5 million.  Construction loans decreased $27.0 million to the September 30, 2014 balance of $131.5 million from the December 31, 2013 balance of $158.5 million.  Our real estate-commercial mortgage loan portfolio increased $44.8 million to the September 30, 2014 balance of $635.3 million from the December 31, 2013 balance of $590.5 million.  The Company has experienced greater demand for commercial real estate related credit relative to other loan types.  Credit concentrations are measured against internal and prudential regulatory guidelines. The real estate-residential mortgage loan portfolio showed a modest decrease to $347.1 million from the December 31, 2013 balance of $354.0 million. The installment loan portfolio increased $4.6 million to the September 30, 2014 balance of $62.2 million from the December 31, 2013 balance of $57.6 million.

In addition to the aforementioned modest demand for credit, the contraction seen in loans stems from the continued resolution of problem loans.  Origination volumes were also offset by principal pay-downs and scheduled amortization in the portfolio.  Additionally, our prudent business practices and internal guidelines and underwriting standards will continue to be followed in making lending decisions in order to manage exposure to credit-related losses.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Allowance for Loan Losses and Provision for Loan Losses. The allowance for loan losses was $28.7 million or 2.08% of outstanding loans as of September 30, 2014 compared with $35.0 million or 2.53% of outstanding loans as of December 31, 2013.

The allowance for loan losses decreased $6.3 million (net of charge-offs and recoveries) during the nine months ended September 30, 2014 as a result of net charge-offs exceeding additional provisions for loan losses.  Net charge-offs were $6.4 million during the nine months ended September 30, 2014 compared with $11.7 million during the same period in 2013.  Our provision for loan losses was $116 thousand during the nine months ended September 30, 2014 compared to $1.0 million recorded during the same period in 2013. We did not make any significant changes to our methodology or model for estimating the allowance for loan losses during any of the past three years.

The allowance consists of specific, pooled (general), and unallocated components.  Table 4 provides an allocation of the allowance for loan losses and other related information at September 30, 2014 and December 31, 2013.

Table 4:  Allowance for Loan Losses Components and Related Data

(in thousands, except for percentages)	September 30, 2014	December 31, 2013
Allowance for loan losses:
Specific component	$5,452	$13,141
Pooled component	19,204	17,640
Unallocated component	4,062	4,250
Total	$28,718	$35,031

Impaired loans	$53,469	$67,558
Non-impaired loans	1,327,418	1,316,973
Total loans	$1,380,887	$1,384,531

Specific component as % of
impaired loans	10.20%	19.45%
Pooled component as % of
non-impaired loans	1.45	1.34

Allowance as % of loans	2.08	2.53
Allowance as % of nonaccrual loans	101.95	87.90

The specific component of our allowance for loan losses relates to loans that are determined to be impaired and, therefore, are individually evaluated for impairment.  The specific component decreased during the nine months ended September 30, 2014, primarily due to the charge-off of loans with specific reserves.  Specific loan loss allocations decreased $7.6 million to $5.5 million at September 30, 2014 from $13.1 million at December 31, 2013.

The general or pooled component relates to groups of homogeneous loans not designated for a specific allowance and are collectively evaluated for impairment.  The pooled component of the allowance increased $1.6 million during the nine months ended September 30, 2014, from $17.6 million at December 31, 2013 to $19.2 million at September 30, 2014. The increase in the pooled component is the result of qualitative adjustments applied after an assessment of years to impairment for the various loan categories, consideration of macroeconomic factors, and evaluation of weighted historical loss rates.  Strong net recoveries also contributed to an increased general reserve without the need for provisioning.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated portion of the loan loss allowance decreased modestly due to a combination of factors.  Macroeconomic indicators such as GDP, unemployment, and housing prices trended negatively during the nine months ended September 30, 2014, resulting in an increase in the portion of the unallocated component that considers external variables.  However, the portion of the unallocated component that considers internal variables declined as a reflection of management’s assessment of the improved health of the portfolio and the high quality of the Company’s credit processes. Additionally, the continued resolution of troubled assets led to a reduction in the overall size of the loan portfolio and an improvement in the quality of the existing portfolio.

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

Table 5 displays certain ratios used by management in assessing the adequacy of the allowance for loan losses at September 30, 2014 and December 31, 2013.

Table 5:  Adequacy of the Allowance for Loan Losses

	September 30, 2014	December 31, 2013
Non-performing loans for which full loss
has been charged off to total loans	0.62%	0.68%
Non-performing loans for which full loss
has been charged off to non-performing
loans	29.64	23.54
Charge off rate for non-performing loans for
which the full loss has been charged off	53.97	53.40
Coverage ratio net of non-performing loans for
which the full loss has been charged off	144.90	114.97
Total allowance divided by total loans less
non-performing loans for which the full loss
has been charged off	2.14	2.55
Allowance for individually impaired loans
divided by impaired loans for which an
allowance has been provided	26.08	39.94

At September 30, 2014, management believed the level of the allowance for loan losses to be commensurate with the risk existing in our portfolio.  However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.  Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations. Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any loan category.

Non-Performing Assets.  Management classifies non-performing assets as those loans on which payments have been delinquent 90 days and are still accruing interest, nonaccrual loans, and other real estate owned and repossessed assets.  Our non-performing assets ratio, defined as the ratio of loans 90 days past due and still accruing interest plus nonaccrual loans plus other real estate owned and repossessed assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 3.56% and 5.29% at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014 and December 31, 2013 we had no loans categorized as 90 days or more past due and still accruing interest.  Loans in non-accrual status totaled $28.2 million and $39.9 million at September 30, 2014 and December 31, 2013, respectively.  Loans are placed in nonaccrual status when the collection of principal or interest becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever occurs first, unless there are extenuating circumstances. We had $22.8 million and $36.7 million of other real estate owned and repossessed assets at September 30, 2014 and December 31, 2013, respectively.  This decline was mainly due to sales of real estate owned outpacing new foreclosures and transfers in. The Company’s largest borrower, as measured by total exposure, was downgraded to substandard in the quarter ended September 30, 2014.  There is the potential for non-performing assets to materially increase should this borrower’s ability to repay become negatively affected.

Deposits.  Total deposits at September 30, 2014 were $1.6 billion, an increase of $89.3 million or 5.9%  from the $1.5 billion at December 31, 2013.  In recent years, our deposit composition has improved as a result of strategies to grow demand deposits, while de-emphasizing non-core certificates of deposit.

At September 30, 2014, noninterest-bearing demand deposits were $283.6 million, an increase of $38.2 million or 15.5% from $245.4 million at December 31, 2013. Interest-bearing demand deposits at September 30, 2014 were

HAMPTON ROADS BANKSHARES, INC.

PART I.  FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

$633.8 million, an increase of $33.5 million or 5.6% from $600.3 million at December 31, 2013.  Interest-bearing demand deposits included $7.3 million of brokered money market funds at September 30, 2014, which was a $329 thousand decrease from the balance of brokered money market funds of $7.7 million outstanding at December 31, 2013.

At September 30, 2014 savings accounts were $57.6 million, a decrease of $4.7 million from $62.3 million at December 31, 2013.

Time deposits less than $100 thousand increased $16.8 million or 5.2% to $341.4 million at September 30, 2014 from $324.6 million at December 31, 2013.  Time deposits $100 thousand or more increased $5.6 million or 1.9% to $296.3 million at September 30, 2014 from $290.7 million at December 31, 2013.  Brokered Certificate of Deposits (“CDs”) represented $42.4 million or 2.6% of the September 30, 2014 balance of total deposits, which was a decrease of $1.2 million from the $43.6 million balance of brokered CDs outstanding at December 31, 2013.  The increase in total time deposits was primarily due to the Company’s efforts to attract more local deposits.

The Company continues to focus on core deposit growth as its primary source of funding.  Core deposits are non-brokered and consist of noninterest-bearing demand accounts, interest-bearing checking accounts, money market accounts, savings accounts, and time deposits of less than $100 thousand.  Core deposits increased $85.2 million at September 30, 2014 totaling $1.3 billion or 78.5% of total deposits compared to December 31, 2013.

Borrowings.  We use short-term and long-term borrowings from various sources including the FRB discount window, FHLB, and trust preferred securities.  We manage the level of our borrowings to ensure that we have adequate sources of liquidity.  Refer to our 2013 Form 10-K for further discussion about our borrowings.

Liquidity.  Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  It is used by management to provide continuous access to sufficient, reasonably priced funds.  We continued to maintain a strong liquidity position during the nine months ended September 30, 2014. At September 30, 2014, cash and cash equivalents were $120.1 million and investment securities available for sale at fair value were $352.1 million.

At September 30, 2014, our Banks had credit lines in the amount of $222.8 million at the FHLB with advances of $166.1 million utilized.  These lines may be utilized for short- and/or long-term borrowing.  At September 30, 2014, all our FHLB borrowings were long-term.  We also possess additional sources of liquidity through a variety of borrowing arrangements.  Shore maintains federal fund lines with two regional banking institutions and both Banks have access to the FRB Discount Window.  These available lines totaled approximately $55.0 million at September 30, 2014 and none of these lines were utilized for borrowing purposes at September 30, 2014.

Capital Resources.  Total shareholders’ equity increased $11.6 million or 6.3% from December 31, 2013 to $195.4 million at September 30, 2014. The Company and the Banks are subject to regulatory capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Banks must meet specific capital guidelines that involve quantitative and qualitative measures to ensure capital adequacy.

Tier I capital is comprised of shareholders’ equity, net of unrealized gains or losses on available-for-sale securities, certain debt instruments, less intangible assets, while total risk-based capital adds qualifying allowances for loan losses.  As of September 30, 2014, our consolidated regulatory capital ratios were Tier 1 Leverage Ratio of 11.01%, Tier 1 Risk-Based Capital Ratio of 14.13%, and Total Risk-Based Capital of 15.38%.  As of September 30, 2014, the Company exceeded the regulatory capital minimums, and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.  Their Tier 1 Leverage Ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital Ratio were as follows: 10.03%, 12.83%, and 14.09%, respectively for BOHR and 10.68%, 13.90%, and 15.02%, respectively for Shore.

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

(in thousands, except for percentages and per share data)	September 30, 2014	December 31, 2013
Total assets	$2,017,167	$1,950,272
Less: intangible assets	991	1,437
Tangible assets	$2,016,176	$1,948,835

Shareholders' equity before
non-controlling interest	$194,810	$183,398
Less: intangible assets	991	1,437
Shareholders' equity before
non-controlling interest - tangible	$193,819	$181,961

Shareholders' equity before
non-controlling interest (average)	$191,008	$185,810
Less: intangible assets (average)	1,225	1,824
Shareholders' equity before
non-controlling interest - tangible (average)	$189,783	$183,986

Return on average equity	5.83%	2.19%
Impact of excluding intangible assets	0.04	0.02
Return on average equity - tangible	5.87%	2.21%

Shareholders' equity before
non-controlling interest to total assets	9.66%	9.40%
Impact of excluding intangible assets	0.05	0.06
Tangible common equity to tangible assets	9.61%	9.34%

Book value per share	$1.14	$1.08
Impact of excluding intangible assets	-	(0.01)
Book value per share - tangible	$1.14	$1.07

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

The table below illustrates the expected effect on net interest income for the twelve months following September 30, 2014 and December 31, 2013 due to an immediate change in interest rates.  Estimated changes set forth below are dependent on material assumptions, such as those previously discussed.

Effect on Net Interest Income

	September 30, 2014		December 31, 2013
	Change in Net Interest Income		Change in Net Interest Income
(in thousands, except for percentages)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$1,323	2.23%	$(1,114)	(1.82)%
+100 basis points	675	1.14	(593)	(0.97)
-100 basis points	(1,877)	(3.17)	(1,265)	(2.07)
-200 basis points	N/A	N/A	N/A	N/A

As of September 30, 2014, we project an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment.  As of December 31, 2013, we projected a decrease in net interest income in both increasing and decreasing interest rate environments.  Dependent upon timing and shifts in the interest rate term structure, certain rising rate scenarios are less favorable due to lower levels of assets with short-term re-pricing characteristics, as well as due to the variable rate structure on the majority of our borrowings and the floors on many loans that will cause a delay in any interest income improvement.

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

HAMPTON ROADS BANKSHARES, INC.

PART I.   FINANCIAL INFORMATION

Item 4.  Controls and Procedures

As of September 30, 2014, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management,  including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We paid cash dividends on our common stock prior to the third quarter of 2009.  During the third quarter of 2009, we suspended dividend payments.  We are prevented by our regulators from paying dividends until our financial position improves and, even once our financial condition improves, so long as we are subject to the MOU we will need the prior consent of the FRB and the BFI before the Company may pay any dividend.  BOHR is subject to the same MOU restriction on paying dividends to us. In addition, the retained deficit of BOHR, our principal banking subsidiary, was $458.2 million as of September 30, 2014. Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings.  It is unlikely in the foreseeable future that we would be able to pay dividends if BOHR cannot pay dividends to us.  Although we can seek to obtain a waiver of this prohibition and consent under the MOU, our regulators may choose not to grant such a waiver and consent, and we would not expect to be granted a waiver or consent, or to be released

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

from these obligations, until our financial performance and retained earnings improve significantly.  As a result, there is no assurance if or when we will be able to resume paying cash dividends.

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

We had previously elected to defer payment of interest on our outstanding trust preferred securities issued by trust subsidiaries of our holding company.  However, we received approval from the FRB and BFI under the MOU to pay all previously deferred interest payments and have done so.  While all previously deferred payments have been made, our outstanding trust preferred securities permit future deferrals and under the MOU, future payments to service the trust preferred securities interest remain subject to regulatory approval.

Beginning in January 2010, we exercised our right to defer all quarterly distributions on our trust preferred securities.  The aggregate principal amount of all such series of debt securities is $50.7 million. Our deferral of interest payments did not constitute an event of default.  During the second quarter of 2014, we requested and were granted approval by regulatory authorities to discontinue the deferral period and to pay total accrued interest on the trust preferred securities of $6.2 million. We have made all such payments now and are current in our obligations under the trust preferred securities. Upon receiving regulatory approval, the Company made all required interest payments during the third quarter ended September 30, 2014, and intends to continue to make all quarterly interest payments, subject to regulatory approval. However, we do have the right to defer future quarterly distributions on our trust preferred securities and  under the MOU we are prevented from making payments on an ongoing basis of any deferred interest on our trust preferred securities without the prior consent of the FRB and BFI.

We incurred significant losses from 2009 to 2012.  While we returned to profitability in 2013, and continued to be profitable during the nine months ended September 30, 2014, we can make no assurances that will continue.  An inability to improve our profitability could adversely affect our operations and our capital levels.

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

Our net income attributable to Hampton Roads Bankshares, Inc. for the nine months ended September 30, 2014 was $8.3 million, and was $4.1 million for the year ended December 31, 2013 but our net loss attributable to Hampton Roads Bankshares, Inc. for the years ended December 31, 2012 and December 31, 2011 was $25.1 million and $97.6 million, respectively.  There is no guarantee that we will be able to maintain this improvement in our net income. In addition to the risk that the broader economic conditions will stagnate or reverse their improvements, our mortgage banking earnings are particularly volatile due to their dependence upon the direction and level of mortgage interest rates, which have recently increased.

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

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

reduce our income from mortgage banking activities.  As a result, these conditions would also adversely affect our results of operations.

The formal investigation by the SEC may result in penalties, sanctions, or a restatement of our previously issued financial statements.

Since April 2011, the SEC’s Division of Enforcement (the “Division”) has been conducting a formal investigation into the Company’s deferred tax asset valuation allowances, provision and allowance for loan losses, and other matters contained in its annual and quarterly reports for years 2008 through 2010.  The Company has fully cooperated with the Division and intends to continue to do so. While the formal investigation is not over, the Company has been in settlement negotiations with the Division’s investigative staff for some months and currently expects a resolution in the near term. However, the settlement process is ongoing and therefore we cannot predict when this investigation will be finally resolved or what form the final outcome will take.  It could result in material penalties, sanctions, or a restatement of our previously issued consolidated financial statements and may require significant time and attention from our management.

Economic, market, or operational developments may negatively impact our ability to maintain required capital levels or otherwise negatively impact our financial condition.

At September 30, 2014, BOHR and Shore were classified as “well capitalized” for regulatory capital purposes.  However, impairments to our loan or securities portfolio, declines in our earnings or a combination of these or other factors could change our capital position in a relatively short period of time.  If BOHR or Shore is unable to remain “well capitalized,” it will not be able to renew or accept brokered deposits without prior regulatory approval or offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it would be more difficult for us to attract new deposits as our existing brokered deposits mature and do not rollover and to retain or increase non-brokered deposits.  If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected.  In addition, we would be required to pay higher insurance premiums to the FDIC, which will reduce our earnings.

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

PART II.   OTHER INFORMATION

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

The market price of our Common Stock could drop if our existing shareholders decide to sell their shares.  As of September 30, 2014, Anchorage, CapGen, and Carlyle owned 24.90%, 29.97%, and 24.90%, respectively, of the outstanding shares of our Common Stock.  Pursuant to the various definitive investment agreements that we have entered into with these shareholders, the Company has an effective registration statement covering the resale of shares of our Common Stock by each of the shareholders listed above. If any of these shareholders sell large amounts of our Common Stock, or other investors perceive such sales to be imminent, the market price of our Common Stock could drop significantly.  In addition, sale of our Common Stock by Anchorage, CapGen, and Carlyle could adversely impact our ability to realize certain deferred tax benefits relating to prior losses, thereby increasing our effective tax rate in the future.

The concentration of our loan portfolio continues to be in real estate – commercial mortgage, equity line lending, and construction, which may expose us to greater risk of loss.

Our business strategy centers, in part, on offering real estate - commercial mortgage and equity line loans secured by real estate in order to generate interest income.  These types of loans generally have higher yields due to an elevated risk profile compared to traditional one-to-four family residential mortgage loans.  At September 30, 2014 real estate – commercial mortgage, and equity line lending (which includes junior lien mortgage loans) totaled $635.3 million, and $127.2 million, respectively. These loan categories combined represented approximately 54.2% of total loans.  Such loans increase our credit risk profile relative to other financial institutions that have lower concentrations of real estate - commercial mortgage and equity line loans.

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

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

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

At September 30, 2014 we had loans of $131.5 million or 9.3% of total loans outstanding to finance construction and land development.  Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.  A portion of our residential and real estate – commercial mortgage lending is secured by vacant or unimproved land.  Loans secured by vacant or unimproved land are generally more risky than loans secured by improved property for one-to-four family residential mortgage loans. Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business.  These loans are more susceptible to adverse conditions in the real estate market and local economy.

If the value of real estate in the markets we serve were to decline materially, the value of our other real estate owned could decline or a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our results of operations and financial condition.

With approximately three-fourths of our loans concentrated in the regions of Hampton Roads, Richmond, the Eastern Shore of Virginia, and the Research Triangle region of North Carolina, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans.  A decline in property values could diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer additional losses on defaulted loans and/or foreclosed properties by requiring additions to our allowance for loan losses through increased provisions for loan losses.  Also a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose real estate portfolios are more geographically diverse.  The local economies where the Company does business are heavily reliant on military spending and may be adversely impacted by significant cuts to such spending that might result from recent Congressional budgetary enactments.  Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, government rules or policies, and natural disasters.  While our policy is to obtain updated appraisals on a periodic basis, there are no assurances that we may be able to realize the amount indicated in the appraisal upon disposition of the underlying property.  We take into account all available information in assessing the fair value of other real estate owned and repossessed assets, including pending offers, recent appraisals, and other indicators.  However, differences may exist between our estimate of fair value and the amount we ultimately realize upon sale, and such differences could be material.

We have had large numbers of problem loans, relative to our peers.  Although problem loans have declined significantly, there is no assurance that they will continue to do so.

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

Our non-performing assets ratio, defined as the ratio of loans 90 days past due and still accruing interest plus nonaccrual loans plus other real estate owned and repossessed assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 3.56% and 5.29% at September 30, 2014 and December 31, 2013, respectively.  On September 30, 2014, less than 1% of our loans was 30 to 89 days delinquent and treated as performing assets.  The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to our expenses that represents management’s best estimate of probable losses within our existing portfolio of loans.  Our allowance for loan losses was $28.7 million at September 30, 2014, which represented 2.04% of our total loans, as compared to $35.0 million, or 2.53% of total loans, at December 31, 2013.  The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and incurred but unidentified losses inherent in the current loan portfolio.  For further discussion on the impact continued weak economic conditions have on the collateral underlying our loan portfolio, see “If the value of real estate in the markets we serve were to further decline materially, the value of our other real estate owned could decline or a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our results of operations and financial condition.”

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

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

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

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

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

HAMPTON ROADS BANKSHARES, INC.

PART II.   OTHER INFORMATION

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
10.1

Employment Agreement, dated August 19, 2014, between Douglas A. Glenn and Hampton Roads Bankshares, Inc., incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed August 22, 2014.

10.2

Employment Agreement, dated August 19, 2014, between Thomas B. Dix, III and Hampton Roads Bankshares, Inc., incorporated by reference from Exhibit 10.2 to the Registrant's Form 8-K, filed August 22, 2014.

10.3

Amendment No. 1 to Employment Agreement, dated August 21, 2014, between Donna W. Richards and The Bank of Hampton Roads, incorporated by reference from Exhibit 10.3 to the Registrant's Form 8-K, filed August 22, 2014.

10.4	Restricted Stock Unit Award Agreement, dated August 22, 2014, incorporated by reference from Exhibit 10.4 to the Registrant's Form 8-K, filed August 22, 2014.

10.5	Nonqualified Stock Option Agreement, dated August 22, 2014, incorporated by reference from Exhibit 10.5 to the Registrant's Form 8-K, filed August 22, 2014.

31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.

31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.

32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.

101

The following materials from the Hampton Roads Bankshares, Inc. Quarterly Report on Form 10-Q for the three months ended September 30, 2014 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE: November 7, 2014	/s/ Thomas B. Dix III
Thomas B. Dix III
Chief Financial Officer