Form 10-K
period 2014-12-31
HAMPTON ROADS BANKSHARES INC
filed 2015-03-25
CIK 1143155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer        ☐    Accelerated filer        ☐
Non-accelerated filer        ☐    Smaller reporting company    ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $58,999,610

The number of shares outstanding of the issuer's Common Stock as of March 25, 2015 was 170,572,217 shares, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

HAMPTON ROADS BANKSHARES, INC.

Hampton Roads Bankshares, Inc.
Form 10-K Annual Report
For the Year Ended December 31, 2014

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
BOHR is a Virginia state-chartered commercial bank with 17 full-service offices in the Hampton Roads region of southeastern Virginia, including six offices in the city of Chesapeake, three offices in the city of Norfolk, six offices in the city of Virginia Beach, one office in Emporia, and one office in the city of Suffolk.  In addition, BOHR has 10 full-service offices located in Richmond, Virginia and the Northeastern and Research Triangle regions of North Carolina that do business as Gateway Bank.  BOHR has three wholly-owned operating subsidiaries: Harbour Asset Servicing, Inc., which is inactive; Gateway Investment Services, Inc., which is intended to assist customers in their securities brokerage activities through an arrangement with an unaffiliated broker-dealer earning revenue through a commission sharing arrangement with the unaffiliated broker-dealer, is currently inactive; and Gateway Bank Mortgage, Inc., which provides mortgage banking services such as originating and processing mortgage loans for sale into the secondary market.
The Company also owns all of the common stock of Gateway Capital Statutory Trust I, Gateway Capital Statutory Trust II, Gateway Capital Statutory Trust III, and Gateway Capital Statutory Trust IV (collectively, the “Gateway Capital Trusts”).  The Gateway Capital Trusts are not consolidated as part of the Company’s consolidated financial statements.  However, the junior subordinated debentures issued by the Company to the Gateway Capital Trusts are included in other borrowings, and the Company’s equity interest in the Gateway Capital Trusts is included in other assets.
Shore is a Virginia state-chartered commercial bank with 7 full-service offices located on the Delmarva Peninsula, otherwise known as the Eastern Shore.  Shore operates on the Virginia, Maryland, and Delaware portions of the Eastern Shore, including the counties of Accomack and Northampton in Virginia and the Pocomoke City and Salisbury market areas in Maryland.  Shore has an investment in a Virginia title insurance agency that enables Shore to offer title insurance policies to its real estate loan customers.  Shore also operates 3 loan production offices ("LPO") in West Ocean City and Glen Burnie, Maryland and Rehoboth Beach, Delaware. In May 2014, Shore launched Shore Premier Finance ("SPF"), a specialty finance unit that specializes in marine financing for U.S. Coast Guard documented vessels to customers throughout the United States. SPF is headquartered in Glen Burnie, Maryland, a suburb of Baltimore, Maryland.
Over the last few years, one of our priorities was to return our focus to core community banking by reducing branches in close proximity with one another, which was intended to improve overall efficiency and enable us to shift capital towards investments in mobile and online technologies.  On December 31, 2010, we had 58 branches, and by December 31, 2014, we had reduced our number of branches to 34.
Our principal executive office is located at 641 Lynnhaven Parkway, Virginia Beach, Virginia 23452 and our telephone number is (757) 217-1000.  The Company’s common stock, par value $0.01 per share (the “Common Stock”), trades on the NASDAQ Global Select Market under the symbol “HMPR.”  A significant portion of our outstanding Common Stock is owned by three institutional investors.

Business

Principal Products or Services

Hampton Roads Bankshares, Inc. engages in a general community and commercial banking business, targeting the banking needs of individuals and small- to medium-sized businesses in its primary service areas, which include the Hampton Roads region of southeastern Virginia, the Northeastern and Research Triangle regions of North Carolina, the Eastern Shore of Virginia, Maryland, and Delaware, the Baltimore region of Maryland, and Richmond, Virginia.  The Company’s primary products are traditional loan and deposit banking services.
We offer a broad range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, Negotiable Order of Withdrawal accounts, savings accounts, and individual retirement accounts as well as certificates

HAMPTON ROADS BANKSHARES, INC.

of deposit with a range of maturity date options.  The primary sources of deposits are small- and medium-sized businesses and individuals within our target markets.  Additionally, we may obtain both national certificates of deposit and brokered certificates of deposit.
All deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the maximum allowed by law of $250,000.  We offer a range of commercial, real estate, and consumer loans.  Our loan portfolio is comprised of the following categories:  commercial and industrial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment.  Commercial and industrial loans are loans to businesses that are typically not collateralized by real estate.  Generally, the purpose of commercial and industrial loans is for the financing of accounts receivable, inventory, or equipment and machinery.  Construction loans are made to individuals and businesses for the purpose of construction of single family residential properties, multi-family properties, and commercial projects as well as the development of residential neighborhoods and commercial office parks.  We have continued to decrease our exposure to this category of loans within our portfolio.  Commercial mortgage loans are made for the purchase and re-financing of owner occupied commercial properties as well as non-owner occupied income producing properties.  Our residential mortgage portfolio includes first and junior lien mortgage loans, home equity lines of credit, and other term loans secured by first and junior lien mortgages.  Installment loans are made on a regular basis for personal, family, and general household purposes.  More specifically, we make automobile loans, marine loans, home improvement loans, loans for vacations, and debt consolidation loans.
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
The Company's goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include: carefully enforcing loan policies and procedures and modifying those policies on occasion to account for changing or emerging risks or changing market conditions, evaluating each borrower's business plan and financial condition during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and maintaining sufficient collateral to mitigate economic loss in the event of liquidation. An allowance for loan losses has been established which consists of general, specific, and unallocated components. A risk rating system is employed to estimate loss exposure and provide a measuring system for setting general reserve allocations.  The general component relates to groups of homogeneous loans not designated for specific impairment analysis that are collectively evaluated for potential loss.  The specific component relates to loans that are determined to be impaired and, therefore, individually evaluated for impairment.  The specific allowance for loan losses is based on a loan-by-loan analysis and varies between impaired loans largely due to the value of the loan’s underlying collateral.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses and considers internal portfolio management effectiveness and external macroeconomic factors.
The composition of the Company's loan portfolio is weighted toward commercial real estate and real estate construction.  At December 31, 2014, commercial real estate and real estate construction represented 54.5% of the loan portfolio.  These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow, and general economic conditions. The Company typically requires a maximum loan to value of 80% or less and minimum cash flow debt service coverage at the time of origination of 1.25 to 1.0. Personal guarantees are required by policy, with a limited number of exceptions being granted due to mitigating factors.
The general terms and underwriting standards for each type of loan is incorporated into the Company's lending policies. These policies are analyzed periodically by management, and the policies are reviewed and approved by a designated subcommittee of the Board on an annual basis. The Company's loan policies and practices described in this report are subject to periodic change, and each guideline or standard is subject to waiver or exception in the case of any particular loan, with approval by the appropriate officer or committee, in accordance with the Company's loan policies. Policy standards are often stated in mandatory terms, such as "shall" or "must", but these provisions are subject to exception where appropriately mitigated. Policy requires that loan value

HAMPTON ROADS BANKSHARES, INC.

not exceed a percentage of "market value" or "fair value" based upon appraisals or evaluations obtained in the ordinary course of the Company's underwriting practices.
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
The Company is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and accounts receivable financing. This loan category represents 15.4% of the Company's loan portfolio at December 31, 2014 and is generally priced at a variable or adjustable rate. Commercial loans must meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service.  Residential home mortgage loans, including home equity lines and loans, make up 24.9% of the loan portfolio. These credits represent both first and second liens on residential property almost exclusively located in the Company’s primary market areas. The remaining 5.3% of the loan portfolio consists of retail consumer installment loans. At December 31, 2014, approximately 30.0% of the consumer installment loan portfolio is comprised of marine loans originated by our new financing unit SPF.
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
We offer other banking-related specialized products and services to our customers, such as travelers’ checks, coin counters, wire services, online banking, and safe deposit box services. Additionally, we offer our commercial customers various cash management products including remote deposit. Remote Deposit Capture allows our customers to make check deposits conveniently from their office with a small desktop scanner for faster funds availability and to begin earning interest sooner. Our  merchant services offers a suite of payment processing solutions tailored to retailers and other specific industries allowing processing of all major credit cards 24 hours a day 365 days a year.  We issue letters of credit and standby letters of credit, most of which are related to real estate construction loans, for some of our commercial customers.  We also facilitate the use of back-to-back swaps to help us and our customers manage interest rate risk.  We have not engaged in any securitizations of loans.
Additional Services
In addition to its banking operations, the Company has two other reportable segments:  Mortgage and Corporate.  Gateway Bank Mortgage, Inc. comprises our Mortgage segment and provides mortgage banking services such as originating and processing mortgage loans for sale to the secondary market.  Our Corporate segment includes the holding Company, and immaterial passive operating results from inactive subsidiary units.Through an arrangement with an unaffiliated broker-dealer, we provide our customers access to securities, brokerage, and investment advisory services.  For financial information about our business segments, see Note 16, Business Segment Reporting, of the Notes to Consolidated Financial Statements.

HAMPTON ROADS BANKSHARES, INC.

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
Throughout our markets, we have a network of thirty-eight ATMs, which are also accessible by the customers of our subsidiary banks.  Our customers can also access ATMs not owned by the Banks.
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
In our market areas, we compete with large national and regional financial institutions, savings banks, and other independent community banks, as well as credit unions, consumer finance companies, mortgage companies, and loan production offices.  Competition for deposits and loans is affected by factors such as interest rates and terms offered, the number and location of branches, types of products offered, and reputation of the institution.  We believe that the pricing and structure of our products, as well as our high quality service and community involvement, helps us remain competitive and contributes to our overall success in the markets we serve.
Market

Our primary service area is encompassed by the Virginia Beach – Norfolk – Newport News, VA-NC Metropolitan Statistical Area, the 37th largest metropolitan area in the United States, with a population of approximately 1.7 million.  The Company’s market area includes the Hampton Roads region including the cities of Chesapeake, Norfolk, Virginia Beach, Portsmouth, and Suffolk, Virginia; the Northeastern and Research Triangle regions of North Carolina; the Eastern Shore of Virginia and Maryland; the Baltimore region of Maryland; Richmond, Virginia; Ocean City, Maryland; and Rehoboth Beach, Delaware.  The Hampton Roads region is recognized as the eighth largest metro area in the Southeast U.S. and the second largest between Atlanta and Washington D.C.  Six of the 10 largest population centers in the U.S. are located within 750 miles of Hampton Roads.  This region has a diverse, well-rounded economy supported by a solid manufacturing base.  However, due to a substantial military presence, the U.S. government has a significant impact on the economy of our region.
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
The Fifth District of the Federal Reserve System
According to the Federal Reserve Bank of Richmond’s February 2015 update on the economy report for the Fifth District (which includes our major market areas of Virginia, North Carolina, and Maryland), the Fifth District economy improved somewhat in recent months, with positive employment reports and generally stable business conditions, although housing market indicators were more mixed.
Virginia Markets
On a year-over-year basis, total employment in Virginia in December 2014 expanded 0.8 percent, led by growth in education and health services (2.3%) and leisure and hospitality (1.9%). The Richmond Metropolitan Statistical Area ("MSA") grew by 2.4%, the Virginia Beach-Norfolk MSA grew by 1.1%, and Northampton and Accomack Counties are expected to grow by 1.2%. The unemployment rate in Virginia declined to 4.8% in December 2014, making Virginia one of nineteen states to have an unemployment

HAMPTON ROADS BANKSHARES, INC.

rate lower than 5.0%. The unemployment rate in the Richmond MSA was 5.1% in December 2014, down from 5.4% in December 2013, and in the Virginia Beach-Norfolk MSA it was 5.3% in December 2014, down from 5.6% in December 2013. Non-business bankruptcies in Virginia were down 8.2% in 2014 compared to 2013 and the share of mortgages with payments 90 or more days past due declined from 2.1% in 2013 to 1.8% in 2014. According to CoreLogic Information Solutions, Virginia home values appreciated 1.1% since December 2013, with home values in the Richmond MSA growing 4.9% and in the Virginia Beach-Norfolk MSA growing 0.7%. According to Virginia Beach-based Real Estate Information Network, the region's multiple listing service, existing home sales in the Hampton Roads region lost the forward momentum in 2014 that had been building slowly since 2012. Total number of existing homes sold in South Hampton Roads in 2014 was 13,216, down 1.1 percent from 2013. The lack of consistent job growth likely had an impact on the housing market last year - the region created about 6,000 jobs in 2012, 7,500 in 2013, and fewer than 2,000 in 2014.
According to the Old Dominion University Economic Forecasting Project, the Hampton Roads economy is expected to grow at a slower rate in 2015 than in 2014, and will be slower than the historical annual average of 3.1% and slower than that of the nation. The region's economy, as measured by Real Gross Regional Product, expanded at a rate of 2.2% in 2014. While the Department of Defense spending has continued to provide stability to overall growth in Hampton Roads during the last decade, total military spending within the region increased from $18.4 billion to $18.8 billion or by only $500 million in 2014, and it is expected that this spending will decline by $100 million in 2015. Reduced defense spending in Hampton Roads is expected to continue to dampen the regional economic growth in 2015 and beyond. However, other important changes in 2015 likely to raise regional income in Hampton Roads include growth in port activity, growth of the health care industry, continued lower gasoline prices, and increases in tourism spending. Major factors that contributed to the port's growth are larger ships calling at the port, its access to round-the-clock deep water, and additional business generated by the region's economic development efforts. Factors that we expect to contribute to higher tourism revenue during 2015 are: moderate increases in federal travel; lower gasoline prices; lower heating oil prices in the Northeast; positive growth in the national economy, particularly in the Hampton Roads' main tourist market areas; and a continued slowdown in additional supply of hotel rooms.
North Carolina Markets
North Carolina’s economy continued to improve in recent months, with strong employment growth, improving household conditions, and mostly positive housing market indicators. On a year-over-year basis, employment in North Carolina expanded 2.8% in 2014 - faster than the national increase of 2.2%. Employment grew in the Durham MSA by 1.4%, in Greensboro-High Point MSA by 1.9%, in Raleigh-Cary MSA by 3.5%, in Wilmington MSA by1.7%, and in Pasquotank County declined by 5.2%. North Carolina’s unemployment rate fell to 5.5% in December 2014 - the lowest unemployment rate in the state since April 2008 - compared to 6.9% in December 2013. Non-business bankruptcies in North Carolina were down 8.0% in 2014 compared to 2013 and the share of mortgages with payments 90 or more days past due declined from 2.5% in 2013 to 2.2% in 2014. According to CoreLogic Information Solutions, home values in North Carolina appreciated 2.3% on a year-over-year basis.

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

HAMPTON ROADS BANKSHARES, INC.

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

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act (the “Acts”), together with their regulations, require Federal Reserve approval prior to any person or Company acquiring “control” of a bank holding company, which is generally deemed to occur if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Under the Acts, prior notice to the Federal Reserve is required if a person acquires 10% or more, but less than 25%, of any class of voting securities and if the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.  CapGen Capital Group VI LP (“CapGen”) has received Federal Reserve approval as a bank holding company to “control” the Company and currently owns 29.91% of the outstanding Common Stock.  Our next two largest investors, Anchorage Capital Group, L.L.C. (“Anchorage”), and The Carlyle Group, L.P. (“Carlyle”) each own 24.86% of the outstanding Common Stock, and are prohibited from owning 25% or more of the outstanding Common Stock of the Company.  None of our other investors currently owns 25% or more of the outstanding Common Stock of the Company.

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

HAMPTON ROADS BANKSHARES, INC.

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

In addition, the Federal Reserve may require banks to maintain capital at levels higher than those required by general regulatory requirements.  BOHR and Shore were “well capitalized” at December 31, 2014.

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

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing assets, deferred tax assets related to temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1

HAMPTON ROADS BANKSHARES, INC.

to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.  The Company does not have any recognized mortgage servicing assets, deferred tax assets, or significant investments in non-consolidated entities as of December 31, 2014.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Specifics changes to current rules impacting the Company’s determination of risk-weighted assets include, among other things:

•	Applying a 150% risk weight instead of a 100% risk weight for certain high volatility commercial real estate acquisition, development and construction loans.

•	Assigning a 150% risk weight to exposures (other than residential mortgage exposures) that are 90 days past due.

•	Providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%).

•
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

Payment of Dividends

The Company is a legal entity separate and distinct from the Banks and their subsidiaries. Substantially all of our cash revenues will result from dividends paid to us by our Banks and interest earned on investments. Our Banks are subject to laws and regulations that limit the amount of dividends that they can pay. Under Virginia law, a bank may declare a dividend out of the bank’s net undivided profits, but not in excess of its accumulated retained earnings.  Additionally, our Banks may not declare a dividend, unless the dividend is approved by the Federal Reserve, if the total amount of all dividends, including the proposed dividend, declared by the bank in any calendar year exceeds the total of the bank’s retained net income of that year to date, combined with its retained net income of the two preceding years.  Federal Reserve regulations also provide that a bank may not declare a dividend in excess of its undivided profits without Federal Reserve approval.  Our Banks may not declare or pay any dividend if, after making the dividend, the bank would be “undercapitalized,” as defined in the banking regulations.

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

HAMPTON ROADS BANKSHARES, INC.

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

This system is intended to tie each bank’s deposit insurance assessments to the risk it poses to the FDIC’s DIF.  Under the risk-based assessment system, the FDIC evaluates each bank’s risk based on three primary factors:  (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if applicable.  In addition to being influenced by the risk profile of the particular depository institution, FDIC premiums are also influenced by the size of the DIF in relation to total deposits in FDIC insured banks.  Rates vary between 2.5 and 45 basis points, depending on the insured institution’s Risk Category.  Initial base assessment rates range from 5-9 basis points for Risk Category I institutions to 35 basis points for Risk Category IV institutions.  In addition, premiums increase for institutions that rely on excessive amounts of brokered deposits to fund rapid growth, excluding Certificate of Deposit Account Registry Service (“CDARS”), and decrease for institutions’ unsecured debt.  After applying all possible adjustments, minimum and maximum total base assessment rates range from 2.5-9 basis points for Risk Category I institutions to 30-45 basis points for Risk Category IV institutions.  Either an increase in the Risk Category of our bank subsidiaries or adjustments to the base assessment rates could have a material adverse effect on our earnings.  As the DIF reserve ratio is replenished to certain thresholds in the future, these assessment rates may decrease without further action by the FDIC being required.  The FDIC also has authority to impose special assessments.
Assessments generally are based upon a depository institution’s average total consolidated assets minus the average tangible equity of the insured depository institution during the assessment period. Pursuant to the Dodd-Frank Act, the minimum deposit insurance fund ratio will increase from 1.15% to 1.35% by September 30, 2020, and the cost of the increase will be borne by depository institutions with assets of $10.0 billion or more.
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
Additionally, by participating in the transaction account guarantee program under the FDIC Temporary Liquidity Guarantee Program (“TLGP”), banks temporarily become subject to an additional assessment on deposits in excess of $250,000 in certain transaction accounts and additionally for assessments from 50 basis points to 100 basis points per annum depending on the initial maturity of the debt. Further, all FDIC insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal Government established to recapitalize the predecessor to the DIF.  The FICO assessment rate, which is determined on a quarterly basis and computed on assets, was 0.00155% for the fourth quarter of 2014.  These assessments will continue until the FICO bonds mature in 2019.
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

HAMPTON ROADS BANKSHARES, INC.

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

On January 14, 2014, the five financial regulatory agencies approved an adjustment to the final rule by allowing banks to keep certain collateralized debt obligations (“CDOs”) acquired by the bank before the Volcker Rule was finalized, if the CDO was established before May 2010 and is backed primarily by trust preferred securities issued by banks with less than $15 billion in assets established.  The final rules are effective April 1, 2014; however, the Federal Reserve has extended the conformance period until July 21, 2017.  As of December 31, 2014, our investment portfolio did not contain any securities subject to the Volcker Rule.

Consumer Financial Protection Bureau

The Dodd-Frank Act created a new, independent federal agency, the Consumer Financial Protection Bureau (“CFPB”) having broad rule-making, supervisory, and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act, and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10.0 billion or more in assets. Smaller institutions, including the Banks, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive, or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

In 2013, the CFPB adopted a rule, effective in January 2014, to implement certain sections of the Dodd-Frank Act requiring creditors to make a reasonable, good faith determination of a consumer’s ability to repay any closed-end consumer credit transaction secured by a 1-4 family dwelling.  The rule also establishes certain protections from liability under this requirement to ensure a borrower’s ability to repay for loans that meet the definition of “qualified mortgage.”  Loans that satisfy this “qualified mortgage” safe harbor will be presumed to have complied with the new ability-to-repay standard.  We have assessed our current lending practices and have determined that a large majority of mortgage loans that we originate are Government Sponsored Enterprise-eligible ("GSE-eligible") and are therefore qualified mortgages.  We have also determined that the Company’s lending policies comply with the requirement to consider certain underwriting factors under the ability-to-repay standard.

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

HAMPTON ROADS BANKSHARES, INC.

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
On September 27, 2012, as a result of a capital raise and the Amended TARP Warrant's anti-dilution provisions, the number of shares purchasable was adjusted to 757,633 shares of the Company’s Common Stock and the exercise price to purchase such shares was adjusted to $0.70 per share.
On April 14, 2014, the Treasury sold its Common Stock, which it acquired through the Company’s participation in the TARP CPP. As a result of participation in TARP, our executives and certain of our employees were subject to compensation related limitations and restrictions, which applied so long as the Treasury held the Common Stock it received in return for the financial assistance it provided us (disregarding any warrants to purchase our Common Stock that the Treasury may hold). Therefore, the compensation related limitations and restrictions will not apply to compensation earned after the Treasury’s sale. In connection with the Treasury’s sale, the Company agreed to cancel certain restricted stock units that became non-payable under the Treasury’s TARP regulations at the time of sale.
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

HAMPTON ROADS BANKSHARES, INC.

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

The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee, and similar other types of transactions. Section 23B applies to “covered transactions” as well as sales of assets and payments of money to an affiliate. These transactions must also be conducted on terms substantially the same as, or at least as favorable, to those that the bank has provided to non-affiliates.

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

HAMPTON ROADS BANKSHARES, INC.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers, and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act and Regulation O, loans to a director, an executive officer, and to a principal shareholder of a bank as well as to entities controlled by any of the foregoing may not exceed, together with all other outstanding loans to such person and entities controlled by such person, the bank’s loan-to-one borrower limit. For this purpose, the bank’s loan-to-one borrower limit is 15% of the bank’s unimpaired capital and unimpaired surplus in the case of loans that are not fully secured and an additional 10% of the bank’s unimpaired capital and unimpaired surplus in the case of loans that are fully secured by readily marketable collateral having a market value at least equal to the amount of the loan.  Loans in the aggregate to insiders and their related interests as a class may not exceed the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and principal shareholders of a bank or bank holding company and to entities controlled by such persons, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The Federal Reserve has prescribed the loan amount, which includes all other outstanding loans to such person as to which such prior board of director approval is required, as being the greater of $25 thousand or 5% of capital and surplus (up to $500 thousand). Section 22(h) requires that loans to directors, executive officers, and principal shareholders be made on terms and underwriting standards substantially the same as those offered in comparable transactions to other persons.  Violations of Section 22(h) of the Federal Reserve Act and Regulation O could subject the Company to civil penalties.  As of December 31, 2014, there were no loans to insiders and their related interests in the aggregate that exceeded the restrictions imposed by the Federal Reserve Act and related regulations.

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

The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized, as defined by the law.  As of December 31, 2014, BOHR and Shore were “well capitalized.”

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

HAMPTON ROADS BANKSHARES, INC.

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

Recent Events

Termination of a Material Definitive Agreement
On February 9, 2015, the Company received notice of the termination of the memorandum of understanding, effective March 27, 2014 (the “MOU”), by and among the Company, BOHR, FRB and the Bureau of Financial Institutions. The termination of the MOU was effective February 5, 2015. Under the MOU, the Company and BOHR had agreed that they would obtain prior written approval of the FRB and the Bureau of Financial Institutions before, (i) either the Company or BOHR declared or paid dividends of any kind; (ii) the Company made any payments on its trust preferred securities; (iii) the Company incurred or guaranteed any debt; or (iv) the Company purchased or redeemed any shares of its stock. In addition, the MOU instituted certain reporting requirements and addressed ongoing regulatory requirements.

Marine Loan Portfolio Purchase

On January 27, 2015, the Company announced that BOHR has agreed to acquire a marine loan portfolio from SGB North America, Inc. ("SGB"). The portfolio consists of approximately $135.0 million of retail loans and dealer inventory or floor plan financing lines of credit. In addition, BOHR and SGB have agreed to certain arrangements where BOHR will be compensated upon the occurrence of events of loan default of certain loans within one year following closing of the transaction. The transaction closed during the first quarter of 2015 with BOHR funding $104.4 million in unpaid principal balances of marine related assets.

Employees

As of December 31, 2014, we had 537 employees, of whom 510 were full-time.  None of our employees are represented by any collective bargaining agreements.

Available Information

We maintain internet websites at www.bankofhamptonroads.com, www.shorebank.com, www.gatewaybankandtrust.com, www.shorepremierfinance.com, and www.dnjmortgage.com. These websites contain a link to our filings with the U.S. Securities and Exchange Commission (“SEC”), including those on Form 10-K, Form 10-Q, and Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  The reports are made available on these websites as soon as practicable following the filing of the reports with the SEC.  The information is free of charge and may be reviewed, downloaded, and printed from each website at any time.

Any material we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C.  20549.  You may obtain information on the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330.  Copies of these materials may be obtained at prescribed rates from the SEC at such address.  These materials can also be inspected on the SEC’s website at www.sec.gov.

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

We paid cash dividends on our Common Stock prior to the third quarter of 2009. During the third quarter of 2009, we suspended dividend payments. Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings. The retained deficit of BOHR, our principal banking subsidiary, was $455.9 million as of December 31, 2014. It is unlikely in the foreseeable future that we would be able to pay dividends if BOHR cannot pay dividends to us. As a result, there is no assurance if or when we will be able to resume paying cash dividends.

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

We incurred significant losses from 2009 to 2012.  While we returned to profitability in 2013 and continued to be profitable during 2014, we can make no assurances that will continue.  An inability to improve our profitability could adversely affect our operations and our capital levels.

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

Our net income attributable to Hampton Roads Bankshares, Inc. was $9.3 million and $4.1 million for the years ended December 31, 2014 and 2013, respectively, but our net loss attributable to Hampton Roads Bankshares, Inc. for the year ended December 31, 2012 was $25.1 million.  There is no guarantee that we will be able to maintain this improvement in our net income. In addition to the risk that the broader economic conditions will stagnate or reverse their improvements, our mortgage banking earnings are particularly volatile due to their dependence upon the direction and level of mortgage interest rates.

Our mortgage banking earnings are cyclical and sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact our results of operations.

Our mortgage banking earnings are dependent upon our ability to originate loans and sell them to investors. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. A significant portion of increases in our mortgage banking earnings over the last few years was due to historically low interest rate environment that resulted in a high volume of mortgage loan refinancing activity. As the interest rate environment began to return to more typical levels, starting in late summer

HAMPTON ROADS BANKSHARES, INC.

of 2013 and continuing throughout 2014, mortgage loan refinancing activity was significantly reduced. Loan production levels may also suffer if we experience a slowdown in the local housing market or tightening credit conditions. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage banking activities. As a result, these conditions would also adversely affect our results of operations.

Economic, market, or operational developments may negatively impact our ability to maintain required capital levels or otherwise negatively impact our financial condition.

At December 31, 2014, BOHR and Shore were classified as “well capitalized” for regulatory capital purposes.  However, impairments to our loan or securities portfolio, declines in our earnings or a combination of these or other factors could change our capital position in a relatively short period of time.  If BOHR or Shore is unable to remain “well capitalized,” it will not be able to renew or accept brokered deposits without prior regulatory approval or offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it would be more difficult for us to attract new deposits as our existing brokered deposits mature and do not rollover and to retain or increase non-brokered deposits.  If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected.  In addition, any negative impact to our capital position may cause the Banks to have to pay higher insurance premiums to the FDIC, which will reduce our earnings.

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

The market price of our Common Stock could drop if our existing shareholders decide to sell their shares.  As of December 31, 2014, Anchorage, CapGen, and Carlyle owned 24.86%, 29.91%, and 24.86%, respectively, of the outstanding shares of our Common Stock.  Pursuant to the various definitive investment agreements that we have entered into with these shareholders, the Company has an effective registration statement covering the resale of shares of our Common Stock by each of the shareholders listed above.  These shareholders could utilize this registration statement by reselling the shares of our Common Stock they currently hold.  If any of these shareholders sell large amounts of our Common Stock, or other investors perceive such sales to be imminent, the market price of our Common Stock could drop significantly.  In addition, sale of our Common Stock by Anchorage, CapGen, and Carlyle could adversely impact our ability to realize certain deferred tax benefits relating to prior losses, thereby increasing our effective tax rate in the future.

The concentration of our loan portfolio continues to be in real estate – commercial mortgage, equity line lending, and construction, which may expose us to greater risk of loss.

Our business strategy centers, in part, on offering real estate - commercial mortgage and equity line loans secured by real estate in order to generate interest income.  These types of loans generally have higher yields due to an elevated risk profile compared to traditional one-to-four family residential mortgage loans.  At December 31, 2014 real estate – commercial mortgage and equity line lending totaled $639.2 million and $128.3 million, respectively.  These loan categories combined represented 53.9% of total loans.  Such loans increase our credit risk profile relative to other financial institutions that have lower concentrations of real estate - commercial mortgage and equity line loans.

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

HAMPTON ROADS BANKSHARES, INC.

builder, as well as supported by the appraisal.  Although our underwriting criteria were designed to evaluate and minimize the risks of each construction loan, there can be no guarantee that these practices will have safeguarded against material delinquencies and losses to our operations.

At December 31, 2014 we had loans of $137.0 million or 9.6% of total loans outstanding to finance construction and land development.  Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.  A portion of our residential and real estate – commercial mortgage lending is secured by vacant or unimproved land.  Loans secured by vacant or unimproved land are generally more risky than loans secured by improved property for one-to-four family residential mortgage loans. Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business.  These loans are more susceptible to adverse conditions in the real estate market and local economy.

General economic conditions in the markets in which we do business may decline and may have a material adverse effect on our results of operations and financial condition.

The local economies where the Company does business are heavily reliant on military spending and may be adversely impacted by significant cuts to such spending that might result from recent Congressional budgetary enactments. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, government rules or policies, and natural disasters. With 95.8% of our loans concentrated in the regions of Hampton Roads, Richmond, the Eastern Shore of Virginia, and the Research Triangle and Northeast North Carolina regions, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values could diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer additional losses on defaulted loans and/or foreclosed properties by requiring additions to our allowance for loan losses through increased provisions for loan losses. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose real estate portfolios are more geographically diverse. While our policy is to obtain updated appraisals on a periodic basis, there are no assurances that we may be able to realize the amount indicated in the appraisal upon disposition of the underlying property. We take into account all available information in assessing the fair value of other real estate owned and repossessed assets, including pending offers, recent appraisals, and other indicators. However, differences may exist between our estimate of fair value and the amount we ultimately realize upon sale, and such differences could be material.

We have had large numbers of problem loans, relative to our peers. Although problem loans have declined significantly, there is no assurance that they will continue to do so.

Our non-performing assets ratio, defined as the ratio of loans 90 days past due and still accruing interest plus nonaccrual loans plus other real estate owned and repossessed assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 2.95% and 5.29% at December 31, 2014 and December 31, 2013, respectively. On December 31, 2014, 0.64% of our loans was 30 to 89 days delinquent and treated as performing assets. The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to our expenses that represents management’s best estimate of probable losses within our existing portfolio of loans.  Our allowance for loan losses was $27.1 million at December 31, 2014, which represented 1.90% of our total loans, as compared to $35.0 million, or 2.53% of total loans, at December 31, 2013.  The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and incurred but unidentified losses inherent in the current loan portfolio.  For further discussion on the impact continued weak economic conditions have on the collateral underlying our loan portfolio, see above section “General economic conditions in the markets in which we do business may decline and may have a material adverse effect on our results of operations and financial condition.”

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

Financial institutions are a prime target of criminal activities through various channels of information technology. We attempt to mitigate risk from such activities through policies, procedures, and preventative and detective measures. Although the Company devotes significant resources to maintain and regularly upgrade its systems and processes that are designed to protect the security of the Company’s computer systems, software, networks and other technology assets, as well as its intellectual property, and the confidentiality, integrity and availability of information belonging to the Company and its customers, the Company’s security measures do not provide absolute security.
In fact, many financial services institutions, retailers and other companies engaged in data processing have reported breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means.
Third parties with which the Company does business or that facilitate its business activities, including exchanges, clearinghouses, payment and ATM networks, financial intermediaries or vendors that provide services or technology solutions for the Company’s operations, could also be sources of operational and security risks to the Company, including with respect to breakdowns or failures of their systems, misconduct by their employees or cyber-attacks that could affect their ability to deliver a product or service to the Company or result in lost or compromised information of the Company or its customers.

HAMPTON ROADS BANKSHARES, INC.

While we maintain insurance coverage designed to provide a level of financial protection to our business risks posed by business interruption, fraud losses, business recovery expenses, and other potential losses or expenses that may be experienced from a significant event are not readily predictable and, therefore, could have an impact on our results of operations.

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

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies placing increased focus and scrutiny on the financial services industry.  The U.S. Government has intervened on an unprecedented scale, responding to what has been commonly referred to as the financial crisis.  Compliance with increased government regulation may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital, and limit our ability to pursue business opportunities in an efficient manner.  The increased costs associated with anticipated regulatory and political scrutiny could adversely impact our results of operations.

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

We are subject to supervision by several governmental regulatory agencies. The regulators’ interpretation and application of relevant regulations are beyond our control, may change rapidly and unpredictably, and can be expected to influence our earnings and growth. In addition, if we do not comply with regulations that are applicable to us, we could be subject to regulatory penalties, which could have an adverse effect on our business, financial condition, and results of operations.

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

HAMPTON ROADS BANKSHARES, INC.

requirements, including requirements that we are unable to anticipate, that could have an adverse impact on our results of operations and the market price of our Common Stock.

Government legislation and regulation may adversely affect our business, financial condition, and results of operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act makes extensive changes to the laws regulating financial services firms and requires significant rule-making. In addition, the law mandates multiple studies, which could result in additional legislative or regulatory action.  The Dodd-Frank Act has and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes designed to improve supervision and oversight of and strengthen safety and soundness for the financial services sector.  Many of the provisions of the Dodd-Frank Act have begun to be or will be implemented over the next few years and will be subject to further rule-making and the discretion of applicable regulatory bodies.  Because the ultimate impact of the Dodd-Frank Act will depend on future regulatory rule-making and interpretation, we cannot predict the full effect of this legislation on our business, financial condition, or results of operations.

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

On June 6, 2012, the federal bank regulatory agencies issued a series of proposed rules to revise the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee in Basel III.  These federal bank regulatory agencies approved final rules on July 2, 2013.  The rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500.0 million or more, and top-tier savings and loan holding companies (“banking organizations”).  Although the final rules contain significant revisions from the proposed rules intended to provide relief to community banks, such as BOHR and Shore, many of the Basel III rules will apply to these institutions.  Among other things, the rules establish a new common equity Tier 1 minimum capital requirement and a higher minimum Tier 1 capital requirement, changes in the treatment of unrealized gains and losses on available for sale securities in the calculation of regulatory capital, and assigns higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development, or construction of real property.  The rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  For community banking organizations, the rules will be phased in beginning in 2015 and 2016.  The Company has assessed the impact of this rule making on our capital and the amount of capital required to support our business, and has concluded that it is unlikely to adversely affect our results of operations and financial condition.

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

HAMPTON ROADS BANKSHARES, INC.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

We own our executive office, which is located at 641 Lynnhaven Parkway, Virginia Beach, Virginia 23452.  As of December 31, 2014, we operated from the locations listed below:

City, State	Address	Lease/Own
California, MD	23076 Three Notch Road (3)	Lease
Cape Charles, VA	22468 Lankford Highway (1)	Own
Chesapeake, VA	201 Volvo Parkway (1)	Own
Chesapeake, VA	852 N George Washington Highway (1)	Own
Chesapeake, VA	712 Liberty Street (1)	Own
Chesapeake, VA	4108 Portsmouth Boulevard (1)	Own
Chesapeake, VA	239 Battlefield Boulevard S (1)	Own
Chesapeake, VA	1500 Mount Pleasant Road (1)	Lease Land/Own Building
Chesapeake, VA	204 Carmichael Way (2)	Own
Chincoteague, VA	6350 Maddox Boulevard (1)	Own
Edenton, NC	322 S Broad Street (4)	Own
Elizabeth City, NC	112 Corporate Drive (2)	Own
Elizabeth City, NC	1145 North Road Street (1)	Lease Land/Own Building
Elizabeth City, NC	1404 West Ehringhaus Street (1)	Own
Emporia, VA	100 Dominion Drive (1)	Own
Exmore, VA	4071 Lankford Highway (1)	Own
Glen Burnie, MD	6958 Aviation Blvd., Suite A1 (2)(5)	Lease
Greenville, NC	605-A Lynndale Court (3)	Lease
High Point, NC	4100 Mendenhall Oaks Parkway (3)	Lease
Kitty Hawk, NC	5406 North Croatan Highway (4)	Lease Land/Own Building

HAMPTON ROADS BANKSHARES, INC.

City, State	Address	Lease/Own
Moyock, NC	100 Moyock Commons Drive (1)	Own
Norfolk, VA	539 West 21st Street (1)	Lease
Norfolk, VA	4037 East Little Creek Road (1)	Lease
Norfolk, VA	999 Waterside Drive, Suite 101(1)	Lease
Ocean City, MD	9748 Steven Decatur Highway (1)(5)	Lease
Onley, VA	25253 Lankford Highway (4)	Lease Land/Own Building
Onley, VA	25020 Shore Parkway (2)	Own
Plymouth, NC	433 US Highway 64 East (1)	Own
Pocomoke City, MD	103 Pocomoke Marketplace (1)	Lease
Raleigh, NC	2235 Gateway Access Point (4)	Own
Rehoboth Beach, DE	19354B Coastal Highway (5)	Lease
Richmond, VA	5300 Patterson Avenue (1)	Own
Richmond, VA	8209 West Broad Street (1)	Own
Richmond, VA	12090 West Broad Street (1)	Own
Salisbury, MD	1503 South Salisbury Boulevard (1)	Own
Suffolk, VA	2825 Godwin Boulevard (4)	Own
Virginia Beach, VA	5472 Indian River Road (1)	Own
Virginia Beach, VA	1580 Laskin Road (4)	Lease Land/Own Building
Virginia Beach, VA	641 Lynnhaven Parkway (1)(2)	Own
Virginia Beach, VA	2098 Princess Anne Road (4)	Lease Land/Own Building
Virginia Beach, VA	3001 Shore Drive (1)	Lease
Virginia Beach, VA	281 Independence Boulevard (1)	Lease
Wilmington, NC	901 Military Cutoff Road (3)	Own

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

On November 21, 2014, in the matter of Scott C. Harvard v. Shore Bank et al (CL13-4525-00), the  Circuit Court for the City of Norfolk, Virginia ruled that former Shore Bank President Scott C. Harvard was entitled to $655,495.43 in severance pay, plus interest from May 20, 2014, and $155,000.00 in attorney’s fees, plus additional fees incurred since July 15, 2014.  Mr. Harvard had initiated the claim in June 2013 alleging that the Company and Shore Bank were contractually obligated to make certain severance payments to him following the termination of his employment in 2009. The Company asserts that Mr. Harvard was not entitled to a “golden parachute” severance due to application of a regulation under the TARP program and furthermore, that based upon the legally distinct entity from which Harvard derived his compensation, Shore Bank did not owe Harvard severance compensation.  The judge ruled in favor of Harvard that the prohibition of the payment of his contracted severance compensation was a taking of his private property without just compensation in violation of the Fifth Amendment to the Constitution, and further that the Company was prohibited

HAMPTON ROADS BANKSHARES, INC.

from making the argument, based upon the doctrine of judicial estoppel, that Shore Bank was legally distinct from the holding company that employed Mr. Harvard. The Company plans to appeal this decision.

In December 2014, the Company reached a settlement with the SEC regarding the SEC's investigation of the Company's accounting treatment of its deferred tax asset ("DTA") and allowance for loan losses in 2009 and 2010. Under the settlement between the Company and the SEC, the Company consented to the terms of an administrative cease-and-desist order relating solely to the DTA without admitting or denying the SEC's findings and agreed to pay a civil penalty of $200,000. This settlement resolved the SEC’s investigation that was originally disclosed in November, 2010, and the accounting at issue was corrected in August, 2010, prior to the Company's recapitalization and senior management transition.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock and Dividend Payments

Market Information

Our Common Stock trades on the NASDAQ Global Select Market under the symbol "HMPR.

The following table sets forth for the periods indicated the high and low prices per share of our Common Stock as reported on the NASDAQ Global Select Market along with the quarterly cash dividends per share declared.  Per share prices do not include adjustments for markups, markdowns, or commissions.

	Sales Price		Cash Dividend Declared
	High	Low
2014
First Quarter	$1.92	$1.43	$—
Second Quarter	1.76	1.57	—
Third Quarter	1.85	1.48	—
Fourth Quarter	1.80	1.48	—

2013
First Quarter	$1.47	$1.15	$—
Second Quarter	1.51	1.19	—
Third Quarter	1.86	1.22	—
Fourth Quarter	1.76	1.35	—

Number of Shareholders of Record

As of March 25, 2015, we had 170,572,217 shares of Common Stock outstanding, which were held by 2,905 shareholders of record.

Dividend Policy

On July 30, 2009, the Board of Directors voted to suspend the quarterly dividend on Common Stock of the Company in order to preserve capital and liquidity.  Our ability to distribute cash dividends in the future may be limited by negative regulatory restrictions and the need to maintain sufficient consolidated capital.  In addition, the retained deficit of BOHR, our principal banking subsidiary, was $455.9 million as of December 31, 2014.  Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings.  It is unlikely in the foreseeable future that we would be able to pay dividends if BOHR cannot pay dividends to us.  Although we can seek to obtain a waiver of this prohibition, our

HAMPTON ROADS BANKSHARES, INC.

regulators may choose not to grant such a waiver, and we would not expect to be granted a waiver or be released from this obligation until our financial performance and retained earnings improve significantly.  As a result, there is no assurance if or when we will be able to resume paying cash dividends.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company announced an open ended program on August 13, 2003 by which management was authorized to repurchase an unlimited number of the Company’s shares of Common Stock in the open market and through privately negotiated transactions.  During 2014 the Company did not purchase any shares of its Common Stock.

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
Hampton Roads Bankshares, Inc. (the “Company”) is a multi-bank holding company headquartered in Virginia Beach, Virginia. The Company’s primary subsidiaries are Bank of Hampton Roads (“BOHR”) and Shore Bank (“Shore” collectively the “Banks”). The Banks engage in general community and commercial banking business, targeting the needs of individuals and small- to medium-sized businesses in our primary service areas. Currently, BOHR operates 17 full-service offices in the Hampton Roads region of southeastern Virginia and 10 full-service offices throughout Richmond, Virginia and the Northeastern and Research Triangle regions of North Carolina that do business as Gateway Bank (“Gateway”). Shore operates 7 full-service offices in the Eastern Shore of Virginia and Maryland and 3 loan production offices in Maryland and Delaware. Through various divisions, the Banks also offer mortgage banking and marine financing. Our largest investor shareholders include Anchorage Capital Group, L.L.C. (“Anchorage”), CapGen Capital Group VI LP (“CapGen”), and The Carlyle Group, L.P. (“Carlyle”). Anchorage, CapGen, and Carlyle own 24.86%, 29.91%, and 24.86%, respectively, of the outstanding shares of our Common Stock as of December 31, 2014.
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

HAMPTON ROADS BANKSHARES, INC.

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
The composition of the Company's loan portfolio is weighted toward commercial real estate and real estate construction.  At December 31, 2014, commercial real estate and real estate construction represented 54.5% of the loan portfolio.  These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow, and general economic conditions. The Company typically requires a maximum loan to value of 80% or less and minimum cash flow debt service coverage at the time of origination of 1.25 to 1.0. Personal guarantees are required by policy, with a limited number of exceptions being granted due to mitigating factors.
The general terms and underwriting standards for each type of loan is incorporated into the Company's lending policies. These policies are analyzed periodically by management, and the policies are reviewed and approved by a designated subcommittee of the Board on an annual basis. The Company's loan policies and practices described in this report are subject to periodic change, and each guideline or standard is subject to waiver or exception in the case of any particular loan, with approval by the appropriate officer or committee, in accordance with the Company's loan policies. Policy standards are often stated in mandatory terms, such as "shall" or "must", but these provisions are subject to exception where appropriately mitigated. Policy requires that loan value not exceed a percentage of "market value" or "fair value" based upon appraisals or evaluations obtained in the ordinary course of the Company's underwriting practices.
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

HAMPTON ROADS BANKSHARES, INC.

The Company is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and accounts receivable financing. This loan category represents 15.4% of the Company's loan portfolio at December 31, 2014 and is generally priced at a variable or adjustable rate. Commercial loans must meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service.  Residential home mortgage loans, including home equity lines and loans, make up 24.9% of the loan portfolio. These credits represent both first and second liens on residential property almost exclusively located in the Company’s primary market areas. At December 31, 2014 the remaining 5.3% of the loan portfolio consists of retail consumer installment loans. In May 2014, Shore launched Shore Premier Finance ("SPF"), a specialty finance unit that specializes in marine financing for U.S. Coast Guard documented vessels to customers throughout the United States. Through direct marine loan originations, as well as purchases of existing portfolios of marine loans, the Company's intention is to significantly grow the installment loan portion of its loan portfolio.
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

Material Trends and Uncertainties
Currently, the U.S. economy is slowly recovering from one of its longest and most severe economic recessions in recent history.  Continued improvements in general economic conditions and credit performance of the Company’s loan portfolio coupled with cost savings initiatives resulted in $9.3 million in net income attributable to Hampton Roads Bankshares, Inc. for 2014.  While the pace of economic growth remains slow and regulatory and legislative friction continues to hamper the recovery, we expect to continue to be profitable for the full year 2015, although such profitability is not assured.
During 2014 and 2013, problem loans were reduced significantly from previous levels.  As a result of this improvement, our provision for loan losses during 2014 was $218 thousand and $1.0 million in 2013 compared to $15.0 million in 2012.  The increasing moderation of defaults from better asset quality and stabilized and improved collateral values has resulted in fewer impaired loans and a reduction in specific impairments.  Higher historical charge-offs taken in prior years are now rolling off of the weighted loss calculations we use to determine the reserves that are based, in part, on these historical loss trends. We expect that the provision for loan losses will continue to be favorably impacted by these trends in addition to overall improvement in asset quality.
Additionally, losses on other real estate owned and repossessed assets were $2.0 million during 2014, down from $3.6 million in 2013 and $22.7 million in 2012.  During the latter part of 2013 and throughout 2014, our mortgage banking subsidiary was negatively impacted as long-term interest rates temporarily rose, resulting in a significant decline of mortgage loan refinancing activity.  We believe any changes in the interest rate environment will continue to impact the level of profitability generated by this division.
The Company executed on a number of major commitments in 2014 to diversify its loan portfolio credit exposure and expand its market footprint. In May 2014, Shore launched Shore Premier Finance ("SPF"), a specialty finance unit that specializes in marine financing for U.S. Coast Guard documented vessels to customers throughout the United States. SPF is headquartered in Glen Burnie, Maryland, a suburb of Baltimore, Maryland. SPF was started by hiring a group of lending professionals with deep expertise in marine finance. The team at SPF has developed several strategic partnerships that will assist in SPF's future growth. The plan is for SPF to grow the marine loan portfolio through direct loan originations of dealer floor plan loans and consumer retail loans, as well as purchases of existing marine loan portfolios. In addition to SPF, in July 2014, Shore also launched a new LPO for the Baltimore, Maryland metropolitan area, with a focus on commercial real estate and commercial and industrial lending relationships. The LPO team consists of highly experienced lending professionals who have more than 125 years of combined banking experience and deep market knowledge. Throughout 2014, Gateway Bank Mortgage, a subsidiary of BOHR, expanded in the markets we serve by opening mortgage loan offices in Maryland and North Carolina, and adding personnel to our team of mortgage lenders serving the Hampton Roads region of Virginia. In September 2014, BOHR, under its Gateway Bank brand, enhanced its prospects in Raleigh, North Carolina through the addition of a Market President dedicated to commercial banking business growth and development. The Company expects these strategic moves to have a significant impact to its growth in 2015 and in coming years.
Overview
Since 2008, our loan customers have operated in an economically stressed environment. However, the markets in which we operate have begun to experience generally more stable business conditions. The levels of loan delinquencies and defaults have continued to decline over the last several years, although they continue to be higher than historical levels. During this period, our net interest income, before the provision for loan losses, has not grown.
The Company reported net income for 2014 and 2013, compared to reporting net operating losses for 2010 to 2012, primarily resulting from improved general economic conditions and credit performance of the Company’s loan portfolio.  There is no guarantee that we

HAMPTON ROADS BANKSHARES, INC.

will be able to maintain this improvement in our net income. In addition to the risk that the broader economic conditions will stagnate or reverse their improvements, our mortgage banking earnings are particularly volatile due to their dependence upon the direction and level of mortgage interest rates.  As of December 31, 2014, the Company exceeded the regulatory capital minimums and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.

The following is a summary of our financial condition as of December 31, 2014 and our financial performance for the year then ended.

•
Assets were $2.0 billion at December 31, 2014.  Total assets increased by $38.3 million or 2.0% from December 31, 2013.  The increase in assets was primarily associated with a $42.7 million or 99.8% increase in overnight funds sold and due from FRB, a $38.4 million or 2.8% increase in gross loans, an $8.0 million or 22.8% decrease in the allowance for loan losses, offset by a $23.3 million or 7.1% decrease in investment securities available for sale, and a $14.9 million or 40.8% decrease in other real estate owned and repossessed assets.

•
Investment securities available for sale decreased $23.3 million to $302.2 million as of December 31, 2014 from $325.5 million at December 31, 2013.  During 2014, the Company sold securities generating net gains of $306 thousand.  A general decrease in interest rates contributed to an increase in the net unrealized gains in our portfolio.

•
Gross loans increased by $38.4 million or 2.8% during 2014.  The majority of the recent loan demand within our markets has come from the real estate - commercial mortgage and installment loan categories.

•
Impaired loans decreased by $18.7 million, or 27.7% during 2014 to $48.9 million at December 31, 2014, compared to $67.6 million at December 31, 2013, primarily as a result of a downward trend in nonaccrual commercial loans.

•
Allowance for loan losses at December 31, 2014 decreased 22.8% to $27.1 million from $35.0 million at December 31, 2013 as net charge-offs of previously identified impaired loans exceeded additional provisions for loan losses. In particular, the specific component of the allowance for loan losses decreased to $3.5 million from $13.1 million.

•
Deposits at December 31, 2014 increased $58.0 million or 3.8% from December 31, 2013, as a result of increases of $21.5 million or 8.8% in noninterest-bearing demand deposits, increases of $18.2 million or 5.6% in time deposits less than $100 thousand, increases of $3.7 million or 1.3% in time deposits over $100 thousand, increases of $20.8 million or 3.5% in interest-bearing demand deposits, partially offset by decreases of $6.1 million or 9.7% in savings deposits.

•	Net income attributable to Hampton Roads Bankshares, Inc. for 2014 was $9.3 million, as compared with net income of $4.1 million for 2013 and net loss of $25.1 million for 2012.

•
Net interest income decreased $3.5 million in 2014 as compared to 2013.  The decrease was due primarily to the decreases in average interest-earning assets, and a decline in net interest margin.  We changed the method by which net interest margin is calculated in 2013 to include nonaccrual loans.  On this basis, net interest margin decreased by 15 basis points to 3.28% in 2014 compared to 3.43% and 3.39% in 2013 and 2012, respectively.

•	The continued improvement in the overall loan portfolio quality resulted in a loan loss provision of $218 thousand in 2014, compared to $1.0 million and $15.0 million in 2013 and 2012, respectively.

•
Noninterest income for 2014 was $24.6 million, compared to $25.5 million and $7.7 million in 2013 and 2012, respectively. Mortgage banking revenue continued to decline in 2014 as compared to 2013 and 2012, due to declines in both origination volume and margin, driven by rising market interest rates, which resulted in a dramatic negative impact on refinance demand. Offsetting these declines were decreases in losses on premises and equipment associated with certain branch closings that occurred in 2013, and decreases in other than temporary impairment of other real estate owned and repossessed assets. Income from bank-owned life insurance increased $798 thousand during 2014 to $4.1 million compared to $3.3 million and $1.6 million for 2013 and 2012, respectively.

•	Noninterest expense in 2014 finished at $74.7 million, decreasing $7.7 million or 9.3% compared to 2013, primarily due to lower salaries and employee benefits, occupancy, and FDIC insurance expenses.

•
The Company's return on average assets ratio (ROAA) was 0.47%, 0.20%, and (1.20%) for the years ended December 31, 2014, 2013, and 2012, respectively, and its return on average equity ratio (ROAE) was 4.81%, 2.22%, and (17.94%) for the years ended December 31, 2014, 2013, and 2012, respectively.

•
Our effective tax rate was 0.06% for 2014 compared to 1.6% and 9.2% for 2013 and 2012, respectively.  These taxes related to state income taxes owed.  These rates differ from the statutory rate due primarily to the valuation allowance against the Company’s deferred tax assets.

HAMPTON ROADS BANKSHARES, INC.

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
Some of the tools used in the credit review process to identify potential problem loans include past due reports, collateral valuations (primarily from third parties), cash flow analysis of borrowers, and risk ratings of loans.  In addition to the review of credit quality through ongoing credit review processes, we perform a comprehensive allowance analysis for our loan portfolio at least quarterly. The allowance consists of specific, general, and unallocated components.
The specific component relates to loans that are determined to be impaired and, therefore, individually evaluated for impairment.  The specific allowance for loan losses necessary for these loans is based on a loan-by-loan analysis and varies between impaired loans largely due to the value of the loan’s underlying collateral.
The general component relates to groups of homogeneous loans not designated for specific allowance and collectively evaluated for impairment.  The general component is based on historical loss experience adjusted for qualitative factors where considered necessary and appropriate.  To arrive at the general component, the loan portfolio is grouped by loan type.  Each loan type is further subdivided by risk level as determined in our loan grading process.  A weighted average historical loss rate is computed for each group of loans over the trailing thirty-six months with higher weightings assigned to the most recent months.
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
The sum of the historical loss rate and the adjustment factor comprise the estimated annual loss rate.  To adjust for risk levels, a loss allocation factor is estimated based on the segmented risk levels for the loan group and is keyed off of a pass credit rating.  The loss allocation factor is applied to the estimated annual loss rate to determine the expected annual loss amount. Within the Company’s model, the concept of “years to impairment” is used; Years to impairment is defined by the Company as the average period of time from the point at which a potential loss is incurred (marked by a downgrade to Special Mention risk grade) to the point at which the loss is confirmed, through the identification of the loss (i.e., loan default, resulting in ASC 310 reserve). The move out of a passing grade (risk rating 1-5) and into Special Mention (risk rating 6) is determined to be an indicator that a loss trigger event may have occurred or may occur in the foreseeable future and the loan is beginning to demonstrate initial signs of deterioration. Special mention loans are not considered impaired (management believes the Company will collect all contractual principal and interest as it comes due) and are performing satisfactorily, but are showing signs of potential weaknesses that may, if not corrected by the borrower, weaken further and possibly inadequately protect the Company’s position at some future date. The Company instituted in 2014 a new “pass/watch” risk grade for loans that do not provide acceptable credit metrics based upon analysis of financial statements but for which there is a strong mitigating factor such as satisfactory payment history. The “pass/watch” grade is considered a pass grade category and is now designated as Risk Grade 5. If the loan continues to deteriorate, it would be subsequently downgraded to substandard (risk rating 7), doubtful (risk rating 8), and then loss (risk rating 9). Such impaired loans are removed from the general reserve category and placed into the specific reserve category (although loans may be assigned a specific reserve of zero, depending

HAMPTON ROADS BANKSHARES, INC.

on the fair value of the underlying collateral); losses are then confirmed by the note’s default, subsequent impairment, and charge-off.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Realization of the deferred tax asset is dependent on generating sufficient taxable income in future years, and, as such, material changes could impact our financial condition and results of operations.
As of December 31, 2014, we have recorded a valuation allowance of $168.7 million on our net deferred tax assets.  Internal Revenue Code Section 382 (“Section 382”) limitations related to the capital raised and resulting change in control for tax purposes during the third and fourth quarters of 2010 add further uncertainty as to the realizability of the deferred tax assets in future periods.  In this regard, sale of our Common Stock by Anchorage, CapGen, or Carlyle could adversely impact our ability to realize certain deferred tax benefits relating to prior losses, thereby increasing our effective tax rate in the future.
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
At foreclosure, any excess of the loan balance over the fair value of the property (less estimated costs to sell) is charged to the allowance for loan losses.  Such carrying value is periodically reevaluated and written down if there is an indicated subsequent decline in fair value.  Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to

HAMPTON ROADS BANKSHARES, INC.

maintain a property in salable condition are expensed as incurred.  Gains and losses on sales of other real estate owned upon disposition and write-downs of other real estate owned during the holding period are recognized in noninterest income.

Analysis of Results of Operations
Net income attributable to Hampton Roads Bankshares, Inc. for 2014 was $9.3 million, as compared with net income of $4.1 million and net loss of $25.1 million for 2013 and 2012, respectively.
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
Interest-earning assets consist of loans, investment securities, overnight funds sold and due from FRB, and interest-bearing deposits in other banks. Interest-bearing liabilities consist of deposit accounts and borrowings.
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
Table 1:  Average Balance Sheet and Net Interest Margin Analysis

	2014			2013			2012
(in thousands, except average yield/rate data)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets:

Loans	$1,396,443	$63,132	4.52%	$1,437,967	$68,954	4.80%	$1,489,692	$74,162	4.98%
Investment securities	342,996	9,018	2.63	308,161	7,710	2.50	317,866	7,893	2.48
Overnight funds sold
and due from FRB	90,177	193	0.21	103,852	238	0.23	111,331	245	0.22
Interest-bearing deposits
in other banks	845	—	—	712	1	0.14	880	2	0.23
Total interest-earning assets	1,830,461	72,343	3.95	1,850,692	76,903	4.16	1,919,769	82,302	4.29
Noninterest-earning assets	143,419			156,101			170,398
Total assets	$1,973,880			$2,006,793			$2,090,167
Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$616,215	$2,667	0.43%	$570,390	$2,156	0.38%	$530,526	$2,003	0.38%
Savings deposits	57,987	31	0.05	64,754	36	0.06	61,371	78	0.13
Time deposits	625,532	6,563	1.05	683,870	7,155	1.05	865,381	10,505	1.21
Total interest-bearing deposits	1,299,734	9,261	0.71	1,319,014	9,347	0.71	1,457,278	12,586	0.86
Borrowings	206,832	3,037	1.47	231,012	4,055	1.76	236,305	4,692	1.99
Total interest-bearing liabilities	1,506,566	12,298	0.82	1,550,026	13,402	0.86	1,693,583	17,278	1.02
Noninterest-bearing liabilities
Demand deposits	256,652			256,413			238,395
Other liabilities	16,526			16,368			18,327
Total noninterest-bearing liabilities	273,178			272,781			256,722
Total liabilities	1,779,744			1,822,807			1,950,305
Shareholders' equity	194,136			183,986			139,862
Total liabilities and shareholders' equity	$1,973,880			$2,006,793			$2,090,167
Net interest income		$60,045			$63,501			$65,024
Net interest spread			3.13%			3.30%			3.27%
Net interest margin			3.28%			3.43%			3.39%
Note:  Interest income from loans includes fees of $1,478 in 2014, $1,917 in 2013, and $1,067 in 2012.  Average nonaccrual loans of $34,227, $60,877, and $121,108 are included in average loans for 2014, 2013, and 2012, respectively.

HAMPTON ROADS BANKSHARES, INC.

Our method for calculating net interest margin has been adjusted.  Prior to 2013, we excluded nonaccrual loans from our calculation.  We now include nonaccrual loans in the calculations, and prior year amounts have been adjusted retroactively to reflect this method.    A reconciliation of the methods is below for the years ended December 31, 2014, 2013, and 2012.

	Years Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net interest margin,
excluding nonaccrual loans	3.34%	3.55%	3.62%
Impact of excluding
nonaccrual loans	(0.06)%	(0.12)%	(0.23)%
Net interest margin
including nonaccrual loans	3.28%	3.43%	3.39%
Table 2 below shows the variance in interest income and expense caused by differences in average balances and rates.
Table 2:  Effect of Changes in Rate and Volume on Net Interest Income

	2014 Compared to 2013			2013 Compared to 2012
	Interest Income/ Expense Variance			Interest Income/ Expense Variance
		Variance Attributable to			Variance Attributable to

(in thousands)		Rate	Volume		Rate	Volume
Interest-Earning Assets:
Loans	$(5,822)	$(3,831)	$(1,991)	$(5,208)	$(2,633)	$(2,575)
Investment securities	1,308	436	872	(183)	58	(241)
Overnight funds sold
and due from FRB	(45)	(14)	(31)	(7)	9	(16)
Interest-bearing deposits
in other banks	(1)	(1)	—	(1)	(1)	—
Total interest-earning assets	(4,560)	(3,410)	(1,150)	(5,399)	(2,567)	(2,832)
Interest-Bearing Liabilities:
Deposits	(86)	51	(137)	(3,239)	(2,045)	(1,194)
Borrowings	(1,018)	(594)	(424)	(637)	(532)	(105)
Total interest-
bearing liabilities	(1,104)	(543)	(561)	(3,876)	(2,577)	(1,299)
Net interest income	$(3,456)	$(2,867)	$(589)	$(1,523)	$10	$(1,533)

Note:  The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute amount of change in each.

Interest income on loans, including fees, decreased predominantly as a result of a decline in the average yield on loans and the decline in average loan balances.  Interest income on investment securities increased due to higher reinvestment rates, slower prepayment speeds, security allocation, and an increase in the overall size of the average investment portfolio, as we invested a portion of available liquidity to offset the effect of the decline in average loan balances.
Interest expense on deposits decreased modestly in 2014 compared to 2013 primarily due to a decline in average interest-bearing deposits. Interest expense on borrowings, which consisted of FHLB borrowings and other borrowings, decreased mainly due to maturing FHLB advances being paid down, as well as the overall lower average interest rate paid on borrowings.

Noninterest Income
Noninterest income comprised 25.4% of total revenue in 2014, 24.9% in 2013 and 8.5% in 2012.  We define total revenue as the sum of interest income and noninterest income. The primary cause of this increase in noninterest income as a percentage of total revenue was a reduction in other than temporary impairment of other real estate owned and repossessed assets, a reduction in impairment of premises and equipment, which were offset by declines in mortgage banking revenue and total interest income.

HAMPTON ROADS BANKSHARES, INC.

Table 3 provides a summary of noninterest income for the years ended December 31, 2014, 2013, and 2012.
Table 3:  Noninterest Income

				2014 Compared to 2013		2013 Compared to 2012
(in thousands, except for percentages)	2014	2013	2012	$	%	$	%
Mortgage banking revenue	$11,389	$15,832	$18,403	$(4,443)	(28.1)%	$(2,571)	(14.0)%
Service charges on deposit accounts	4,703	5,014	5,186	(311)	(6.2)	(172)	(3.3)
Income from bank-owned life insurance	4,110	3,312	1,620	798	24.1	1,692	104.4
Gain on sale of investment securities available for sale	306	781	627	(475)	(60.8)	154	24.6
Gain (loss) on sale of premises and equipment	(112)	580	(192)	(692)	(119.3)	772	(402.1)
Impairment of premises & equipment	—	(2,825)	—	2,825	100.0	(2,825)	100.0
Gain (loss) on sale of other real estate owned & repossessed assets	360	356	(8,524)	4	1.1	8,880	(104.2)
Other than temporary impairment of other real estate owned and repossessed assets	(2,405)	(3,914)	(14,126)	1,509	38.6	10,212	(72.3)
Visa check card income	2,635	2,556	2,385	79	3.1	171	7.2
Other	3,650	3,820	2,288	(180)	(4.7)	1,532	67.0
Total noninterest income	$24,636	$25,512	$7,667	$(886)	(3.5)%	$17,845	232.8%
Mortgage banking revenue declined in 2014 compared to 2013 and 2012, due to decreases in both origination volume and margin, driven by rising market interest rates which had dramatic negative impact on refinance demand during the first part of the year. Refinancing activity accounted for 33% of mortgage originations during 2014, as compared to 48% for 2013.
As the Company closed down certain branches in 2013, it recorded impairments to premises and equipment as those properties were transferred to other real estate owned and repossessed assets. Similar branch closings did not occur in 2014. The combined gain on sale of other real estate owned and repossessed assets and other than temporary impairment of other real estate owned and repossessed assets declined during 2014 and 2013, compared to 2012, as market values continued to stabilize.
Noninterest Expense
Noninterest expense represents our operating and overhead expenses.  The efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income excluding securities gains was 88.5% in 2014 compared to 93.3% in 2013 and 113.0% in 2012. Table 4 provides a summary of noninterest expense for the years ended December 31, 2014, 2013, and 2012.
Table 4:  Noninterest Expense

				2014 Compared to 2013		2013 Compared to 2012
(in thousands, except for percentages)	2014	2013	2012	$	%	$	%
Salaries and employee benefits	$38,930	$41,223	$39,321	$(2,293)	(5.6)%	$1,902	4.8%
Professional and consultant fees	6,108	5,910	7,585	198	3.4	(1,675)	(22.1)
Occupancy	6,476	9,092	7,558	(2,616)	(28.8)	1,534	20.3
FDIC insurance	2,366	4,762	4,609	(2,396)	(50.3)	153	3.3
Data processing	4,610	4,198	3,928	412	9.8	270	6.9
Problem loan and repossessed asset costs	1,788	2,429	3,850	(641)	(26.4)	(1,421)	(36.9)
Equipment	1,726	1,730	2,772	(4)	(0.2)	(1,042)	(37.6)
Directors' and regional board fees	1,591	1,493	913	98	6.6	580	63.5
Advertising and marketing	1,513	1,431	621	82	5.7	810	130.4
Other	9,549	10,080	10,270	(531)	(5.3)	(190)	(1.9)
Total noninterest expense	$74,657	$82,348	$81,427	$(7,691)	(9.3)%	$921	1.1%
Salaries and employee benefits expense declined in 2014, compared to 2013, mainly driven by a lower employee headcount, and decreases in commission expense. In 2014, we included quality assurance expense in professional and consultant fees. We reclassified $124 thousand and $20 thousand from other in 2013 and 2012, respectively to reflect this change. Occupancy expense declined due to lower depreciation and rental expenses, as we have reduced the number of physical locations of our bank subsidiaries. FDIC insurance expense has declined as our assessment rates have decreased due to the Company’s improved risk profile.

HAMPTON ROADS BANKSHARES, INC.

Data processing expenses increased due to higher software license and maintenance fees. Problem loan and repossessed asset costs declined due to the overall decrease in other real estate owned and repossessed assets. Other noninterest expense declined due to decreases in probable losses and loss factors for unfunded commitments which reduced the need for an additional reserve, decreases in mortgage credit evaluation and appraisal costs, and decreased insurance expense.

Analysis of Financial Condition
Assets were $2.0 billion at December 31, 2014.  Total assets increased by $38.3 million or 2.0% from December 31, 2013. The increase in assets was primarily associated with a $42.7 million or 99.8% increase in overnight funds sold and due from FRB, a $38.4 million or 2.8% increase in gross loans, an $8.0 million or 22.8% decrease in the allowance for loan losses, offset by a $23.3 million or 7.1% decrease in investment securities available for sale, and a $14.9 million or 40.8% decrease in other real estate owned and repossessed assets.

Cash and Cash Equivalents
Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB.  Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity.  Cash and cash equivalents as of December 31, 2014 were $103.6 million compared to $62.3 million at December 31, 2013 and consisted mainly of deposits with FRB.  In the future, the Company expects to utilize its cash on hand to support loan origination activity.
Investment Securities
Our investment portfolio at December 31, 2014 consisted primarily of U.S. agency, mortgage-backed securities (“MBS”), and asset-backed securities ("ABS"). The allocation to ABS, which began in 2013, provides the Company with a floating rate asset, which mitigates the interest rate risk inherent in certain other asset classes, e.g., MBS. Repayment of principal and interest of the ABS is dependent upon the performance of the underlying loan collateral.
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
Our available for sale securities are reported at fair value and are used primarily for liquidity, pledging, earnings, and asset / liability management purposes and are reviewed quarterly for possible impairment.  Due to portfolio activity, the fair value of our available for sale investment securities at December 31, 2014 decreased $23.3 million or 7.1% to $302.2 million compared to $325.5 million at December 31, 2013.
Table 5 displays the contractual maturities and weighted average yields of investment securities at December 31, 2014.  Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, the effective life or duration of MBS and ABS is also less than the contractual maturity since these securities pay principal and interest monthly.

HAMPTON ROADS BANKSHARES, INC.

Table 5:  Investment Maturities and Yields

(in thousands, except weighted average yield data)	Amortized Cost	Estimated Fair Value	Weighted Average Yield
U.S. agency securities:
Within 1 year	$970	$982	4.05%
After 1 year but within 5 years	1,590	1,655	4.13
After 5 years but within 10 years	2,228	2,317	4.25
Over 10 years	12,254	12,699	3.72
Total U.S. agency securities	17,042	17,653	3.85
Corporate bonds:
After 1 year but within 5 years	4,080	4,071	1.81
After 5 years but within 10 years	11,000	10,489	2.10
Total corporate debt securities	15,080	14,560	2.02
Mortgage-backed securities:
Agency	212,650	215,428	2.40
Total mortgage-backed securities	212,650	215,428	2.40
Asset-backed securities:
After 5 years but within 10 years	14,662	14,426	2.59
Over 10 years	39,683	38,771	2.72
Total asset-backed securities	54,345	53,197	2.68
Equity securities	970	1,383	—
Total investment securities available for sale	$300,087	$302,221	2.52%

Table 6 provides information regarding the composition of our securities portfolio showing selected yields.  For more information on investment securities, refer to Note 5, Investment Securities, of the Notes to Consolidated Financial Statements.
Table 6:  Composition of Securities Portfolio

	December 31,
	2014			2013			2012
(in thousands, except	Amortized	Estimated	Weighted Average	Amortized	Estimated	Weighted Average	Amortized	Estimated	Weighted Average
weighted average yield data)	Cost	Fair Value	Yield	Cost	Fair Value	Yield	Cost	Fair Value	Yield
Securities available
for sale:
U.S. agency	$17,042	$17,653	3.85%	$21,500	$21,998	3.82%	$31,522	$32,988	3.22%
State and municipal	—	—	—	525	537	4.95	527	631	4.95
Corporate	15,080	14,560	2.02	17,212	17,542	2.65	2,864	2,953	2.51
Mortgage-backed -
Agency	212,650	215,428	2.40	227,662	225,845	2.68	202,024	207,194	2.56
Non-agency	—	—	—	8,150	8,180	2.10	32,161	32,152	2.37
Asset-backed	54,345	53,197	2.68	50,330	49,871	2.27	—	—	—
Equity	970	1,383	—	970	1,511	—	520	537	—
Total securities
available for sale	$300,087	$302,221	2.52%	$326,349	$325,484	2.68%	$269,618	$276,455	2.62%

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

HAMPTON ROADS BANKSHARES, INC.

As shown in Table 7, the overall loan portfolio increased $38.4 million or 2.8% to $1.4 billion at December 31, 2014.
Table 7:  Loans by Classification

	December 31,
	2014		2013		2012		2011		2010
(in thousands, except for percentages)	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Loan Classification:
Commercial & Industrial	$219,029	15.4%	$225,492	16.3%	$267,080	18.6%	$256,058	17.0%	$304,550	15.5%
Construction	136,955	9.6	158,473	11.4	206,391	14.4	284,984	18.9	475,284	24.3
Real Estate -
Commercial mortgage	639,163	44.9	590,475	42.6	530,042	37.0	522,052	34.7	658,969	33.6
Residential mortgage	354,017	24.9	354,035	25.6	372,591	26.0	414,957	27.6	487,559	24.9
Installment	74,821	5.3	57,623	4.2	56,302	3.9	26,525	1.8	32,708	1.7
Deferred loan fees and related costs	(1,050)	(0.1)	(1,567)	(0.1)	(131)	—	157	—	(303)	—
Total loans	$1,422,935	100.0%	$1,384,531	100.0%	$1,432,275	100.0%	$1,504,733	100.0%	$1,958,767	100.0%
Overall our loan trends during 2014 have been influenced by continued modest demand for loans in nearly all our loan categories. The Company has experienced greater demand for commercial real estate related credit relative to other loan types. Credit concentrations are measured against internal and prudential regulatory guidelines. The installment loan portfolio increased due to the growth in direct lending activity generated by the Shore Premier Finance marine lending unit.
In addition to the aforementioned modest demand for credit, the contraction seen in certain loan categories stems from the continued resolution of problem loans. Origination volumes were also offset by principal pay-downs and scheduled amortization in the portfolio. Additionally, our prudent business practices and internal guidelines and underwriting standards will continue to be followed in making lending decisions in order to manage exposure to credit-related losses.
Table 8 indicates our loans by geographic area as of December 31, 2014.
Table 8:  Loans by Geographic Location

	Commercial & Industrial		Real Estate
(in thousands)		Construction	Commercial Mortgage	Residential Mortgage	Installment	Total
Hampton Roads	$156,346	$69,376	$360,026	$88,154	$7,046	$680,948
Eastern Shore (DE/MD/VA)	22,817	19,327	109,949	98,509	2,911	253,513
Richmond	12,372	10,419	83,924	36,643	517	143,875
Northeast NC	19,988	18,257	48,861	41,425	4,614	133,145
Triangle	2,683	13,752	14,519	66,580	38	97,572
Outer Banks	4,092	4,918	16,270	22,586	196	48,062
Wilmington	38	906	5,614	120	2	6,680
Other	693	—	—	—	59,497	60,190
Total loans	$219,029	$136,955	$639,163	$354,017	$74,821	$1,423,985
Note: This table does not include deferred loan fees of $1.1 million.

HAMPTON ROADS BANKSHARES, INC.

Table 9 sets forth the maturity periods of our loan portfolio as of December 31, 2014.  Demand loans are reported as due within one year.
Table 9:  Loan Maturities Schedule

	Commercial & Industrial		Real Estate
(in thousands)		Construction	Commercial Mortgage	Residential Mortgage	Installment	Total
Variable Rate:
Within 1 year	$63,064	$33,807	$19,869	$6,772	$504	$124,016
1 to 5 years	30,659	24,162	45,205	11,358	6,097	117,481
After 5 years	3,075	10,846	27,467	213,354	2,872	257,614
Total variable rate	96,798	68,815	92,541	231,484	9,473	499,111
Fixed Rate:
Within 1 year	19,751	19,089	60,794	8,571	1,255	109,460
1 to 5 years	93,202	44,794	394,009	65,074	5,768	602,847
After 5 years	9,278	4,257	91,819	48,888	58,325	212,567
Total fixed rate	122,231	68,140	546,622	122,533	65,348	924,874
Total maturities	$219,029	$136,955	$639,163	$354,017	$74,821	$1,423,985
Note: This table does not include deferred loan fees of $1.1 million.
Allowance for Loan Losses and Provision for Loan Losses
The allowance for loan losses was $27.1 million or 1.90% of outstanding loans as of December 31, 2014 compared with $35.0 million or 2.53% of outstanding loans as of December 31, 2013.
The allowance for loan losses decreased $8.0 million during 2014 as a result of net charge-offs exceeding additional provisions for loan losses. Net charge-offs were $8.2 million during 2014 compared with $14.4 million during 2013. Our provision for loan losses was $218 thousand during 2014 compared to $1.0 million recorded during 2013. We did not make any significant changes to our methodology or model for estimating the allowance for loan losses during any of the past three years.
An analysis of the allowance for loans losses for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 is shown in Table 10.  Additional information about the allowance for loan losses can be found in Note 1, Basis of Financial Statement Presentation and Summary of Significant Accounting Policies, and Note 6, Loans and Allowance for Loan Losses, of the Notes to Consolidated Financial Statements.

HAMPTON ROADS BANKSHARES, INC.

Table 10:  Allowance for Loan Losses Analysis

(in thousands, except for percentages)	2014	2013	2012	2011	2010
Allowance for loan losses:
Balance at beginning of year	$35,031	$48,382	$74,947	$157,253	$132,697
Charge-offs:
Commercial and industrial	(1,713)	(6,187)	(18,489)	(19,005)	(25,187)
Construction	(7,270)	(5,140)	(10,965)	(97,036)	(103,268)
Real estate - commercial mortgage	(4,038)	(2,878)	(11,462)	(23,760)	(49,419)
Real estate - residential mortgage	(4,000)	(6,979)	(9,033)	(15,403)	(14,012)
Installment	(724)	(355)	(603)	(1,386)	(1,540)
Total charge-offs	(17,745)	(21,539)	(50,552)	(156,590)	(193,426)
Recoveries:
Commercial and industrial	3,427	1,603	1,140	1,834	1,049
Construction	2,765	2,200	4,387	2,229	3,328
Real estate - commercial mortgage	1,465	995	2,397	1,382	1,221
Real estate - residential mortgage	1,701	2,245	848	694	415
Installment	188	145	221	295	169
Total recoveries	9,546	7,188	8,993	6,434	6,182
Net charge-offs	(8,199)	(14,351)	(41,559)	(150,156)	(187,244)
Provision for loan losses	218	1,000	14,994	67,850	211,800
Balance at end of year	$27,050	$35,031	$48,382	$74,947	$157,253
Allowance for loan losses to year-end loans	1.90%	2.53%	3.38%	4.98%	8.03%
Ratio of net charge-offs to average loans	0.60	1.03	2.89	8.67	8.26
The allowance consists of specific, general, and unallocated components.  Table 11 provides an allocation of the allowance for loan losses and other related information at December 31, 2014 and 2013.
Table 11:  Allowance for Loan Losses Components and Related Data

	December 31,
(in thousands, except for percentages)	2014	2013
Allowance for loan losses:
Specific component	$3,542	$13,141
Pooled component	20,380	17,640
Unallocated component	3,128	4,250
Total	$27,050	$35,031
Impaired loans	$48,859	$67,558
Non-impaired loans	1,374,076	1,316,973
Total loans	$1,422,935	$1,384,531

Specific component as % of impaired loans	7.25%	19.45%
Pooled component as % of non-impaired loans	1.48	1.34
Allowance as % of loans	1.90	2.53
Allowance as % of nonaccrual loans	125.77	87.90
The specific component of our allowance for loan losses relates to loans that are determined to be impaired and, therefore, are individually evaluated for impairment.  The specific component decreased during 2014, primarily due to the charge-off of loans with specific reserves.  Impaired loans decreased to $48.9 million at December 31, 2014 from $67.6 million at December 31, 2013.  Of these loans, $21.5 million were on nonaccrual status at December 31, 2014 as compared with $39.9 million at December 31, 2013, a decrease of 46.0%.

HAMPTON ROADS BANKSHARES, INC.

The general or pooled component relates to groups of homogeneous loans not designated for a specific allowance and collectively evaluated for impairment. The increase in the pooled component is the result of qualitative adjustments applied after an assessment of years to impairment for the various loan categories, consideration of macroeconomic factors, and evaluation of weighted historical loss rates, in addition to growth of non-impaired loans. Due to strong net recoveries, significant additional provision for loan losses was not necessary to increase the general reserve.
An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated portion of the loan loss allowance decreased due to a combination of factors. Macroeconomic indicators, particularly GDP measures, tended to fluctuate broadly during 2014. However, in the second half of 2014, GDP and unemployment measures in the Company's primary markets improved, which contributed to the overall decline in the unallocated component that considers external variables. The portion of the unallocated component that considers internal variables declined as a reflection of management’s assessment of the improved health of the portfolio and the high quality of the Company’s credit processes.
Table 12 displays certain ratios used by management in assessing the adequacy of the allowance for loan losses at December 31, 2014 and 2013.
Table 12:  Adequacy of the Allowance for Loan Losses

	December 31, 2014	December 31, 2013
Non-performing loans for which full loss
has been charged off to total loans	0.55%	0.68%
Non-performing loans for which full loss
has been charged off to non-performing
loans	35.55	23.54
Charge-off rate for non-performing loans for
which the full loss has been charged off	58.19	53.40
Coverage ratio net of non-performing loans for
which the full loss has been charged off	195.16	114.97
Total allowance divided by total loans less
non-performing loans for which the full loss
has been charged off	1.95	2.55
Allowance for individually impaired loans
divided by impaired loans for which an
allowance has been provided	17.88	39.94

At December 31, 2014, management believed the level of the allowance for loan losses to be commensurate with the risk existing in our portfolio. However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.
We allocated the allowance for loan losses to the loan categories as shown in Table 13 and their respective percentages to each related loan category.  Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any loan category.
Table 13:  Allocation of Allowance for Loan Losses

(in thousands)	2014		2013		2012		2011		2010
Commercial and Industrial	$4,605	2.10%	$2,404	1.07%	$6,253	2.34%	$13,605	5.31%	$18,610	6.11%
Construction	4,342	3.17	9,807	6.19	15,728	7.62	24,826	8.71	83,052	17.47
Real estate - commercial mortgage	6,854	1.07	10,135	1.72	9,862	1.86	17,101	3.28	25,426	3.86
Real estate - residential mortgage	7,142	2.02	7,914	2.24	9,953	2.67	12,060	2.91	17,973	3.69
Installment	979	1.31	521	0.90	887	1.58	2,067	7.79	3,400	10.40
Unallocated	3,128	—	4,250	—	5,699	—	5,288	—	8,792	—
Total allowance for loan losses	$27,050	1.90%	$35,031	2.53%	$48,382	3.38%	$74,947	4.98%	$157,253	8.03%

HAMPTON ROADS BANKSHARES, INC.

Non-Performing Assets
Management classifies non-performing assets as those loans on which payments have been delinquent 90 days and are still accruing interest, nonaccrual loans, and other real estate and repossessed assets.  Total non-performing assets were $43.2 million or 2.2% of total assets at December 31, 2014 as compared to $76.5 million or 3.9% of total assets at December 31, 2013.  At December 31, 2014 and 2013 there were no loans categorized as 90 days or more past due and still accruing interest.  We had $21.7 million and $36.7 million of other real estate owned and repossessed assets at December 31, 2014 and 2013, respectively.  This decline was mainly due to sales of real estate owned outpacing new foreclosures and transfers in. The Company’s largest borrower, as measured by total exposure, was downgraded to substandard in the third quarter of 2014. There is the potential for non-performing assets to materially increase should this borrower’s ability to repay become negatively affected. Our non-performing assets ratio, defined as the ratio of non-performing assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 2.95% and 5.29% at December 31, 2014 and 2013, respectively.
Non-performing assets by geographic location at December 31, 2014 is shown in Table 14.
Table 14:  Non-performing Assets by Geographic Location

	Commercial & Industrial		Real Estate
(in thousands)		Construction	Commercial Mortgage	Residential Mortgage	Installment	Total
Hampton Roads	$1,017	$763	$5,469	$1,708	$11	$8,968
Eastern Shore (DE/MD/VA)	43	797	1,842	2,445	—	5,127
Richmond	3	715	672	1,121	—	2,511
Northeast NC	329	5,213	3,068	4,809	—	13,419
Triangle	2	1,621	468	3,273	—	5,364
Outer Banks	100	—	397	764	—	1,261
Wilmington	306	1,278	84	1,170	—	2,838
Other	3,740	—	—	—	—	3,740
Total non-performing
assets	$5,540	$10,387	$12,000	$15,290	$11	$43,228

Non-performing assets as of December 31, 2014, 2013, 2012, 2011, and 2010 is shown in Table 15.
Table 15:  Non-performing Assets

	December 31,
(in thousands)	2014	2013	2012	2011	2010
Loans 90 days past due and still accruing interest	$—	$—	$1,024	$84	$—
Nonaccrual loans, including nonaccrual impaired loans	21,507	39,854	97,411	133,161	255,992
Other real estate owned and repossessed assets	21,721	36,665	32,215	63,613	59,423
Non-performing assets	$43,228	$76,519	$130,650	$196,858	$315,415

Loans are placed in nonaccrual status when the collection of principal or interest becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever occurs first, unless there are extenuating circumstances.a
As shown in Table 16, nonaccrual loans were $21.5 million at December 31, 2014 compared to $39.9 million at December 31, 2013.  If income on nonaccrual loans had been recorded under original terms, $1.7 million and $2.0 million of additional interest income would have been recorded in 2014 and 2013, respectively.

HAMPTON ROADS BANKSHARES, INC.

Table 16:  Nonaccrual Loans

	December 31,
(in thousands)	2014	2013
Commercial and Industrial	$1,494	$2,794
Construction	3,621	10,614
Real estate-commercial mortgage	8,190	12,633
Real estate-residential mortgage	8,191	13,679
Installment	11	134
Total nonaccrual loans	$21,507	$39,854
Deposits
Total deposits at December 31, 2014 were $1.6 billion, an increase of $58.0 million or 3.8% from December 31, 2013.  In recent years, our deposit composition has improved as a result of strategies to grow demand deposits, while de-emphasizing non-core certificates of deposit. Table 17 shows deposits by classification and average rate paid at December 31, 2014, 2013, and 2012.
Table 17:  Deposits by Classification

	December 31,
	2014			2013			2012
(in thousands, except for percentages)	Balance	%	Avg Rate Paid %	Balance	%	Avg Rate Paid %	Balance	%	Avg Rate Paid %
Deposit Classifications:
Noninterest-bearing demand	$266,921	17%	—%	$245,409	16%	—%	$263,266	16%	—%
Interest-bearing demand	621,066	39	0.43	600,315	40	0.38	519,799	32	0.38
Savings	56,221	3	0.05	62,283	4	0.06	59,876	4	0.13
Time deposits less than $100	342,794	22	1.00	324,635	21	1.02	393,580	24	1.15
Time deposits $100 or more	294,346	19	1.10	290,686	19	1.07	381,253	24	1.28
Total deposits	$1,581,348	100%	0.71%	$1,523,328	100%	0.71%	$1,617,774	100%	0.86%
The Company continues to focus on core deposit growth as its primary source of funding. Core deposits are non-brokered and consist of noninterest-bearing demand accounts, interest-bearing checking accounts, money market accounts, savings accounts, and time deposits of less than $100 thousand. Core deposits totaled $1.2 billion or 78.2% of total deposits at December 31, 2014, compared to 77.6% of total deposits at December 31, 2013.
Borrowings
We use short-term and long-term borrowings from various sources including the FRB discount window, FHLB, and trust preferred securities.  We manage the level of our borrowings to ensure that we have adequate sources of liquidity.  At December 31, 2014 and 2013, we had advances from the FHLB totaling $165.8 million and $194.2 million, respectively. Interest is payable on a monthly basis until maturity. All FHLB borrowings at December 31, 2014 mature by September 2015.
The Company has four placements of trust preferred securities.  The carrying amount and par amount is shown in Table 18.
Table 18:  Trust Preferred Securities

	Carrying Amount	Par Amount	Interest Rate	Redeemable On or After	Mandatory Redemption
(in thousands except for interest rates)
Gateway Capital Statutory Trust I	$5,226	$8,248	LIBOR + 3.10%	September 17, 2008	September 17, 2033
Gateway Capital Statutory Trust II	4,265	7,217	LIBOR + 2.65%	July 17, 2009	June 17, 2034
Gateway Capital Statutory Trust III	7,416	15,464	LIBOR + 1.50%	May 30, 2011	May 30, 2036
Gateway Capital Statutory Trust IV	12,317	25,774	LIBOR + 1.55%	July 30, 2012	July 30, 2037

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
The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to our senior and subordinated indebtedness.  The aggregate carrying value of these debentures as of December 31, 2014 was $29.2 million.  The difference between the par amounts and the carrying amounts of the debentures is amortized using the interest method as an adjustment to interest expense each period.  Effective interest rates used by the Company as of December 31, 2014 were between 5.30% and 6.48%.
Capital Resources and Liquidity
Capital Resources.  Total shareholders’ equity increased $13.7 million or 7.4% to $197.5 million at December 31, 2014, from $183.8 million at December 31, 2013.
To preserve capital, on July 30, 2009 the Board of Directors voted to suspend the quarterly dividends on our Common Stock. Our ability to distribute cash dividends in the future may be limited by financial performance, regulatory restrictions, our desire or intent to reinvest our earnings, and the need to maintain sufficient consolidated capital.
On September 27, 2012, the Company completed a capital raise, which resulted in $95.0 million in gross proceeds for which the Company issued, in the aggregate, 135,717,307 shares of Common Stock at a price of $0.70 per share.
The Company and the Banks are subject to regulatory capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Banks must meet specific capital guidelines that involve quantitative and qualitative measures to ensure capital adequacy.  Tier I capital is comprised of shareholders’ equity, net of unrealized gains or losses on available for sale securities, less intangible assets, while total risk-based capital adds certain debt instruments and qualifying allowances for loan losses.  As of December 31, 2014, our consolidated regulatory capital ratios were Tier 1 Leverage Ratio of 11.08%, Tier 1 Risk-Based Capital Ratio of 13.90%, and Total Risk-Based Capital of 15.15%.  As of December 31, 2014, the Company exceeded the regulatory capital minimums, and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.  Their Tier 1 Leverage Ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital Ratio were as follows: 10.16%, 12.73%, and 13.99%, respectively for BOHR and 10.70%, 13.67%, and 14.79%, respectively for Shore.
Liquidity.  Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  It is used by management to provide continuous access to sufficient, reasonably priced funds.  Funding requirements are impacted by loan originations and refinancing, deposit growth, liability issuances and settlements, and off-balance sheet funding commitments.  We consider and comply with various regulatory guidelines regarding required liquidity levels and routinely monitor our liquidity position in light of the changing economic environment and customer activity.  Based on our liquidity assessments, we may alter our asset, liability, and off-balance sheet positions.  The ALCO monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change.  This process, combined with our ability to raise funds in money and capital markets, provides flexibility in managing the exposure to liquidity risk.  At December 31, 2014, cash and due from banks, interest-bearing deposits in other banks, overnight funds sold and due from FRB, and investment securities were $405.8 million or 20.4% of total assets.
In an effort to satisfy our liquidity needs, we actively manage our assets and liabilities.  We have immediate liquid resources in cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB.  The potential sources of short-term liquidity include interest-bearing deposits as well as the ability to pledge or sell certain assets including available for sale investment securities.  Short-term liquidity is further enhanced by our ability to pledge or sell loans in the secondary market and to secure borrowings from the FRB and FHLB.  Short-term liquidity is also generated from securities sold under agreements to repurchase, funds purchased, and short-term borrowings.  Deposits have historically provided us with a long-term source of stable and relatively lower cost funding.  Additional funding is available through the issuance of long-term debt.
At December 31, 2014, our Banks had credit lines in the amount of $228.2 million at the FHLB with advances of $165.8 million utilized.  These lines may be utilized for short- and/or long-term borrowing.  At December 31, 2014 and 2013, all our FHLB borrowings mature by September 2015.  We also possess additional sources of liquidity through a variety of borrowing arrangements.  The Banks also maintain federal funds lines with two regional banking institutions and through the FRB Discount Window.  These available lines totaled approximately $63.7 million and $38.9 million at December 31, 2014 and 2013, respectively.  These lines were not utilized for borrowing purposes during the years ended December 31, 2014 or 2013.

HAMPTON ROADS BANKSHARES, INC.

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
Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements.  Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties.  Our contractual obligations consist of time deposits, borrowings, and operating lease obligations.  Our operating lease obligations have significantly decreased as a result of the termination of leases due to branch closings in 2013.  Table 19 shows payment detail for these contractual obligations as of December 31, 2014.
Table 19:  Contractual Obligations

	Less than 1 Year			Over 5 Years
(in thousands)		1 - 3 Years	3 - 5 Years		Total
Time deposits	$305,888	$266,928	$62,431	$1,893	$637,140
FHLB borrowings	165,847	—	—	—	165,847
Other borrowings	—	—	—	29,224	29,224
Operating lease obligations	2,138	4,219	3,907	13,052	23,316
Total contractual
obligations	$473,873	$271,147	$66,338	$44,169	$855,527
Off-Balance Sheet Arrangements
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet our customers’ financing needs.  For more information on our off-balance sheet arrangements, refer to Note 13, Financial Instruments with Off-Balance-Sheet Risk, of the Notes to Consolidated Financial Statements.
Legal Contingencies
Various legal actions arise from time to time in the normal course of our business.  For more information, refer to Item 3 “Legal Proceedings” in our 2014 Form 10-K.  Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows, or results of operations.  Management was not aware of any unasserted claims or assessments that may be probable of assertion at December 31, 2014.

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
The primary method that we use to quantify and manage interest rate risk is simulation analysis, which is used to model net interest income from assets and liabilities over a specified time period under various interest rate scenarios and balance sheet structures.  This analysis measures the sensitivity of net interest income over varying time horizons.  Key assumptions in the simulation analysis

HAMPTON ROADS BANKSHARES, INC.

relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit customers in different rate environments.
Table 20 illustrates the expected effect on net interest income for the year following each of the years ended 2014 and 2013 due to an immediate change in interest rates.  Estimated changes set forth below are dependent on material assumptions, such as those previously discussed.
Table 20:  Effect on Net Interest Income

	2014		2013
	Change in Net Interest Income		Change in Net Interest Income
(in thousands, except for percentages)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$3,811	6.08%	$(1,114)	(1.82)%
+100 basis points	1,940	3.09	(593)	(0.97)
–100 basis points	(2,552)	(4.07)	(1,265)	(2.07)
–200 basis points	N/A	N/A	N/A	N/A
As of December 31, 2014, we project an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment.  As of December 31, 2013, we projected a decrease in net interest income in both increasing and decreasing interest rate environments. Dependent upon timing and shifts in the interest rate term structure, certain rising rate scenarios are less favorable due to lower levels of assets with short-term re-pricing characteristics, as well as due to the variable rate structure on the majority of our borrowings and the floors on many loans that will cause a delay in any interest income improvement.
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
For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments, or results, you should carefully review the risk factors summarized below and the more detailed discussion in the “Risk Factors” section in the 2014 Form 10-K.  Our risks include, without limitation, the following:

•	Our success is largely dependent on attracting and retaining key management team members;

•
We are not paying dividends on our Common Stock currently and absent regulatory approval are prevented from doing so. The failure to resume paying dividends on our Common Stock may adversely affect the market price of our Common Stock;

•
We incurred significant losses from 2009 to 2012. While we returned to profitability in 2013 and continued to be profitable during 2014, we can make no assurances that will continue. An inability to improve our profitability could adversely affect our operations and our capital levels.

HAMPTON ROADS BANKSHARES, INC.

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

•	Our future success is dependent on our ability to compete effectively in the highly competitive banking industry;

•	Sales, or the perception that sales could occur, of large amounts of our Common Stock by our institutional investors may depress our stock price;

•	The concentration of our loan portfolio continues to be in real estate – commercial mortgage, equity line lending, and construction, which may expose us to greater risk of loss;

•	General economic conditions in the markets in which we do business may decline and may have a material adverse effect on our results of operations and financial condition.;

•	We have had large numbers of problem loans, relative to our peers. Although problem loans have declined significantly, there is no assurance that they will continue to do so;

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

(in thousands, except for percentages and per share data)	December 31, 2014	December 31, 2013
Total assets	$1,988,606	$1,950,272
Less: intangible assets	842	1,437
Tangible assets	$1,987,764	$1,948,835

Shareholders' equity before
non-controlling interest	$196,997	$183,398
Less: intangible assets	842	1,437
Shareholders' equity before
non-controlling interest - tangible	$196,155	$181,961

Shareholders' equity before
non-controlling interest (average)	$193,761	$183,328
Less: intangible assets (average)	1,151	1,824
Shareholders' equity before
non-controlling interest - tangible (average)	$192,610	$181,504

Return on average equity	4.81%	2.22%
Impact of excluding intangible assets	0.03	0.03
Return on average equity - tangible	4.84%	2.25%

Shareholders' equity before
non-controlling interest to total assets	9.91%	9.40%
Impact of excluding intangible assets	0.04	0.06
Tangible common equity to tangible assets	9.87%	9.34%

Book value per share	$1.15	$1.08
Impact of excluding intangible assets	—	(0.01)
Book value per share - tangible	$1.15	$1.07

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
The table below illustrates the expected effect on net interest income for the year following each of the years ended 2014 and 2013 due to an immediate change in interest rates.  Estimated changes set forth below are dependent on material assumptions, such as those previously discussed.
Effect on Net Interest Income

	2014		2013
	Change in Net Interest Income		Change in Net Interest Income
(in thousands, except for percentages)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$3,811	6.08%	$(1,114)	(1.82)%
+100 basis points	1,940	3.09	(593)	(0.97)
–100 basis points	(2,552)	(4.07)	(1,265)	(2.07)
–200 basis points	N/A	N/A	N/A	N/A

As of December 31, 2014, we project an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment.  As of December 31, 2013, we projected a decrease in net interest income in both increasing and decreasing interest rate environments. Dependent upon timing and shifts in the interest rate term structure, certain rising rate scenarios are less favorable due to lower levels of assets with short-term re-pricing characteristics, as well as due to the variable rate structure on the majority of our borrowings and the floors on many loans that will cause a delay in any interest income improvement.
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

HAMPTON ROADS BANKSHARES, INC.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following report of independent registered public accounting firm, audited consolidated financial statements of the Company for the year ended December 31, 2014, and notes to consolidated financial statements of the Company are included as a part of this Form 10-K.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012

•	Consolidated Statements of Comprehensive Income (Loss) for the years December 31, 2014, 2013, and 2012

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013, and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012

•	Notes to Consolidated Financial Statements

HAMPTON ROADS BANKSHARES, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Hampton Roads Bankshares, Inc.:
We have audited the accompanying consolidated balance sheets of Hampton Roads Bankshares, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hampton Roads Bankshares, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Norfolk, Virginia
March 25, 2015

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets
December 31, 2014 and 2013

(in thousands, except share data)
	December 31, 2014	December 31, 2013
Assets:
Cash and due from banks	$16,684	$18,806
Interest-bearing deposits in other banks	1,349	654
Overnight funds sold and due from Federal Reserve Bank	85,586	42,841
Investment securities available for sale, at fair value	302,221	325,484
Restricted equity securities, at cost	15,827	17,356
Loans held for sale	22,092	25,087
Loans	1,422,935	1,384,531
Allowance for loan losses	(27,050)	(35,031)
Net loans	1,395,885	1,349,500
Premises and equipment, net	63,519	67,146
Interest receivable	4,503	4,811
Other real estate owned and repossessed assets,
net of valuation allowance	21,721	36,665
Intangible assets, net	842	1,437
Bank-owned life insurance	49,536	50,802
Other assets	8,841	9,683
Totals assets	$1,988,606	$1,950,272
Liabilities and Shareholders' Equity:
Deposits:
Noninterest-bearing demand	$266,921	$245,409
Interest-bearing:
Demand	621,066	600,315
Savings	56,221	62,283
Time deposits:
Less than $100	342,794	324,635
$100 or more	294,346	290,686
Total deposits	1,581,348	1,523,328
Federal Home Loan Bank borrowings	165,847	194,178
Other borrowings	29,224	28,983
Interest payable	560	6,025
Other liabilities	14,130	13,912
Total liabilities	1,791,109	1,766,426
Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000,000 shares authorized; none issued
and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares
authorized; 170,572,217 and 170,263,264 shares issued
and outstanding on December 31, 2014 and 2013,
respectively	1,706	1,703
Capital surplus	588,692	587,424
Retained deficit	(395,535)	(404,864)
Accumulated other comprehensive income (loss), net of tax	2,134	(865)
Total shareholders' equity before non-controlling interest	196,997	183,398
Non-controlling interest	500	448
Total shareholders' equity	197,497	183,846
Total liabilities and shareholders' equity	$1,988,606	$1,950,272
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Operations
Years ended December 31, 2014, 2013, and 2012

(in thousands, except share and per share data)	2014	2013	2012
Interest Income:
Loans, including fees	$63,132	$68,954	$74,162
Investment securities	9,018	7,710	7,893
Overnight funds sold and due from FRB	193	238	245
Interest-bearing deposits in other banks	—	1	2
Total interest income	72,343	76,903	82,302
Interest Expense:
Deposits:
Demand	2,667	2,156	2,003
Savings	31	36	78
Time deposits:
Less than $100	3,351	3,592	5,197
$100 or more	3,212	3,563	5,308
Interest on deposits	9,261	9,347	12,586
Federal Home Loan Bank borrowings	1,531	1,910	2,259
Other borrowings	1,506	2,145	2,433
Total interest expense	12,298	13,402	17,278
Net interest income	60,045	63,501	65,024
Provision for loan losses	218	1,000	14,994
Net interest income
after provision for loan losses	59,827	62,501	50,030
Noninterest Income:
Mortgage banking revenue	11,389	15,832	18,403
Service charges on deposit accounts	4,703	5,014	5,186
Income from bank-owned life insurance	4,110	3,312	1,620
Gain on sale of investment securities available for sale (includes $306, $781, and $627 accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities as of December 31, 2014, 2013, and 2012, respectively)	306	781	627
Gain (loss) on sale of premises and equipment	(112)	580	(192)
Impairment of premises and equipment	—	(2,825)	—
Gain (loss) on sale of other real estate owned and repossessed assets	360	356	(8,524)
Other than temporary impairment of other real estate owned and repossessed assets	(2,405)	(3,914)	(14,126)
Visa check card income	2,635	2,556	2,385
Other	3,650	3,820	2,288
Total noninterest income	24,636	25,512	7,667
Noninterest Expense:
Salaries and employee benefits	38,930	41,223	39,321
Professional and consultant fees	6,108	5,786	7,565
Occupancy	6,476	9,092	7,558
FDIC insurance	2,366	4,762	4,609
Data processing	4,610	4,198	3,928
Problem loan and repossessed asset costs	1,788	2,429	3,850
Equipment	1,726	1,730	2,772
Directors' and regional board fees	1,591	1,493	913
Advertising and marketing	1,513	1,431	621
Other	9,549	10,204	10,290
Total noninterest expense	74,657	82,348	81,427
Income (loss) before provision for income taxes	9,806	5,665	(23,730)
Provision for income taxes (benefit)	6	(90)	(2,182)
Net income (loss)	9,800	5,755	(21,548)
Net income attributable to non-controlling interest	471	1,679	3,543
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$9,329	$4,076	$(25,091)
Per Share:
Cash dividends declared	$—	$—	$—
Basic income (loss)	$0.05	$0.02	$(0.29)
Diluted income (loss)	$0.05	$0.02	$(0.29)
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2014, 2013, and 2012

(in thousands)	For the Years Ended
	December 31, 2014		December 31, 2013		December 31, 2012
Net income (loss)		$9,800		$5,755		$(21,548)
Other comprehensive income (loss),
net of tax
Change in unrealized gain (loss)
on securities available for sale	$3,305		$(6,921)		$1,087
Reclassification adjustment for
securities gain included in
net income (loss)	(306)		(781)		(627)
Other comprehensive income (loss),
net of tax		2,999		(7,702)		460
Comprehensive income (loss)		12,799		(1,947)		(21,088)
Comprehensive income attributable
to non-controlling interest		471		1,679		3,543
Comprehensive income (loss)
attributable to
Hampton Roads Bankshares, Inc.		$12,328		$(3,626)		$(24,631)
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2014, 2013, and 2012

					Accumulated
					Other	Non-	Total
(in thousands, except share data)	Common Stock		Capital	Retained	Comprehensive	controlling	Shareholders'
	Shares	Amount	Surplus	Deficit	Income (Loss)	Interest	Equity
Balance at December 31, 2011	34,561,145	$346	$492,998	$(383,849)	$6,377	$242	$116,114
Net income (loss)	—	—	—	(25,091)	—	3,543	(21,548)
Other comprehensive income	—	—	—	—	460	—	460
Shares issued related to:
Stock offering, net of issuance costs of $2,865	71,429,459	714	46,421	—	—	—	47,135
Rights offering and standby purchase, net of issuance costs of $1,080	64,287,848	643	43,278	—	—	—	43,921
Share-based compensation expense	—	—	165	—	—	—	165
Common stock surrendered and repurchased	(13,302)	—	(15)	—	—	—	(15)
Change in stock financed	—	—	3,500	—	—	—	3,500
Distributed non-controlling interest	—	—	—	—	—	(2,563)	(2,563)
Balance at December 31, 2012	170,265,150	$1,703	$586,347	$(408,940)	$6,837	$1,222	$187,169
Net income	—	—	—	4,076	—	1,679	5,755
Other comprehensive loss	—	—	—	—	(7,702)	—	(7,702)
Share-based compensation expense	—	—	1,080	—	—	—	1,080
Common stock surrendered	(1,886)	—	(3)	—	—	—	(3)
Distributed non-controlling interest	—	—	—	—	—	(2,453)	(2,453)
Balance at December 31, 2013	170,263,264	$1,703	$587,424	$(404,864)	$(865)	$448	$183,846
Net income	—	—	—	9,329	—	471	9,800
Other comprehensive income	—	—	—	—	2,999	—	2,999
Share-based compensation expense	—	—	1,530	—	—	—	1,530
Net settlement of restricted stock units	308,953	3	(262)	—	—	—	(259)
Distributed non-controlling interest	—	—	—	—	—	(419)	(419)
Balance at December 31, 2014	170,572,217	$1,706	$588,692	$(395,535)	$2,134	$500	$197,497
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Cash Flows
December 31, 2014, 2013, and 2012

(in thousands)	2014	2013	2012
Operating Activities:
Net income (loss)	$9,800	$5,755	$(21,548)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,371	4,384	4,050
Amortization of intangible assets and fair value adjustments	21	1,178	1,720
Provision for loan losses	218	1,000	14,994
Proceeds from mortgage loans held for sale	458,771	646,294	640,551
Originations of mortgage loans held for sale	(455,776)	(587,313)	(661,448)
Share-based compensation expense	1,530	1,080	165
Net amortization of premiums and accretion of discounts on investment securities available for sale	1,741	2,838	3,835
Income from bank-owned life insurance	(4,110)	(3,312)	(1,620)
Gain on sale of investment securities available for sale	(306)	(781)	(627)
(Gain) loss on sale of premises and equipment	112	(580)	192
Impairment of premises and equipment	—	2,825	—
(Gain) loss on sale of other real estate owned and repossessed assets	(360)	(356)	8,524
Other-than-temporary impairment of other real estate owned and repossessed assets	2,405	3,914	14,126
Changes in:
Interest receivable	308	266	1,252
Other assets	887	9,152	(363)
Interest payable	(5,465)	1,143	1,131
Other liabilities	218	3,261	(4,198)
Net cash provided by operating activities	13,365	90,748	736
Investing Activities:
Proceeds from maturities and calls of investment securities available for sale	39,644	56,808	83,988
Proceeds from sale of investment securities available for sale	175,780	39,121	87,518
Purchase of investment securities available for sale	(190,597)	(154,717)	(166,239)
Proceeds from sale of restricted equity securities	1,975	928	3,456
Purchase of restricted equity securities	(456)	(218)	(1,465)
Proceeds from sale of premises and equipment	1,603	3,850	7,873
Purchase of premises and equipment	(1,459)	(2,433)	(2,918)
Net (increase) decrease in loans	(51,780)	13,395	4,422
Proceeds from bank-owned life insurance death benefit	5,341	5,709	—
Proceeds from sale of other real estate owned and repossessed assets, net	18,076	14,856	37,425
Net cash provided by (used in) investing activities	(1,873)	(22,701)	54,060
Financing Activities:
Net increase (decrease) in deposits	58,020	(94,440)	(180,057)
Repayments of Federal Home Loan Bank borrowings	(27,516)	(67)	(67)
Repayments of other borrowings	—	(10,000)	—
Repurchase of common stock in the settlement of restricted stock units	(259)	—	—
Distributed non-controlling interest	(419)	(2,453)	(2,563)
Issuance of stock offering shares, net	—	—	47,135
Issuance of rights offering shares, net	—	—	43,921
Common stock surrendered	—	(3)	(15)
Net cash provided by (used in) financing activities	29,826	(106,963)	(91,646)
Increase (decrease) in cash and cash equivalents	41,318	(38,916)	(36,850)
Cash and cash equivalents at beginning of period	62,301	101,217	138,067
Cash and cash equivalents at end of period	$103,619	$62,301	$101,217
Supplemental cash flow information:
Cash paid for interest	$16,903	$12,259	$16,147
Cash paid for / (refunded) from income taxes	86	(5,553)	(6,043)
Supplemental non-cash information:
Change in unrealized gain (loss) on securities available for sale	$2,999	$(7,702)	$460
Transfer from other real estate owned and repossessed assets to loans	1,621	6,016	—
Transfer from loans to other real estate owned and repossessed assets	6,798	25,528	28,677
Transfers from premises and equipment to other real estate owned and repossessed assets	—	3,352	—
Change in stock financed	—	—	(3,500)
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

(1) Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

Basis of Presentation.  Hampton Roads Bankshares, Inc. (the “Company”) is a multi-bank holding company incorporated in 2001 under the laws of the Commonwealth of Virginia.  The consolidated financial statements of Hampton Roads Bankshares, Inc. include the accounts of the Company and its wholly-owned subsidiaries:  Bank of Hampton Roads (“BOHR”) and Shore Bank (“Shore” and collectively with BOHR, the “Banks”) as well as their wholly-owned subsidiaries:  Harbour Asset Servicing, Inc.; Gateway Investment Services, Inc.; and Gateway Bank Mortgage, Inc.  The Company also owns all of the common stock of Gateway Capital Statutory Trust I, Gateway Capital Statutory Trust II, Gateway Capital Statutory Trust III, and Gateway Capital Statutory Trust IV (collectively, the “Gateway Capital Trusts”).  The Gateway Capital Trusts are not consolidated as part of the Company’s consolidated financial statements.  However, the junior subordinated debentures issued by the Company to the Gateway Capital Trusts are included in other borrowings, and the Company’s equity interest in the Gateway Capital Trusts is included in other assets.  Additionally, all significant intercompany balances and transactions have been eliminated in consolidation.

The Company primarily engages in the general community and commercial banking business, targeting the banking needs of individuals and small- to medium-sized businesses in its primary service areas, which include the Hampton Roads region of southeastern Virginia, the Northeastern and Research Triangle regions of North Carolina, the Eastern Shore of Virginia, Maryland, and Delaware, the Baltimore region of Maryland, and Richmond, Virginia.  The Company’s primary products are traditional loan and deposit banking services.  In addition, the Company offers mortgage banking services with loans that are sold in the secondary market and securities brokerage activities via an unaffiliated broker-dealer.  In December 2013, the Company sold its investments business conducted as Shore Investments.

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

Cash and Due from Bank Accounts.  Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from the Federal Reserve Bank of Richmond (“FRB”).  Cash and cash equivalents

HAMPTON ROADS BANKSHARES, INC.

are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity.  The Company is required to maintain average reserve balances in cash with the FRB. The amounts of daily average required reserves for the final weekly reporting period were 19.9 million and $21.2 million at December 31, 2014 and 2013, respectively.

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

Restricted Equity Securities.  The Company invests in stock of the Federal Home Loan Bank of Atlanta (“FHLB”), FRB, and two regional banking institutions.  These investments are carried at cost due to the redemption provisions of these entities and the restricted nature of the securities.  Management reviews for impairment based on the ultimate recoverability of the cost basis of these stocks.

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

The Company originates single family, residential, first lien mortgage loans that are sold to secondary market investors on both a best efforts and (for the period from September 2012 to December 2013) on a mandatory delivery basis; the Company classifies these loans as held for sale.  In connection with the underwriting process, the Company enters into commitments to originate or purchase residential mortgage loans whereby the interest rate of the loan is agreed to prior to funding (“interest rate lock commitments”).  Generally, such interest rate lock commitments are for periods less than 60 days.  Interest rate lock commitments on residential mortgage loans that the Company intends to sell in the secondary market are considered derivatives. These derivatives are carried at fair value with changes in fair value reported as a component of gain on sale of the loans.  The Company manages its exposure to changes in fair value associated with these interest rate lock commitments by entering into simultaneous agreements to sell the residential loans to third party investors shortly after their origination and funding.

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

HAMPTON ROADS BANKSHARES, INC.

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

Loans.  The Company grants commercial and industrial, real estate, and installment loans to customers through its lending areas.  A substantial portion of the loan portfolio is represented by both commercial and residential mortgage loans throughout Virginia, Maryland, and North Carolina.  The ability of the Company’s debtors to honor their contracts is dependent upon several factors, including the value of the real estate and general economic conditions in this area.  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs and any deferred fees or costs on originated or purchased loans.  Interest income is accrued on the unpaid principal balance unless the loan is in nonaccrual.  Loan origination fees, net of certain direct origination costs, are deferred over the life of the loan and recognized as an adjustment of the related loan yield using the interest method except for lines of credit and loans with terms of 12 months or less where the straight-line method is used.  Net fees related to standby letters of credit are recognized over the commitment period.  In those instances when a loan prepays, the remaining deferred fee is recognized in the consolidated statements of operations.

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

Impaired Loans.    A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Certain loans are individually evaluated for impairment in accordance with the Company’s ongoing loan review procedures.  Impaired loans are measured at the present value of their expected future cash flows by discounting those cash flows at the loan’s effective interest rate or at the loan’s observable market price. The difference between this discounted amount and the loan balance is recorded as an allowance for loan losses.  For collateral dependent impaired loans, impairment is measured based upon the estimated fair value of the underlying collateral.  The majority of the Company's impaired loans are collateral-dependent. The Company will reduce the carrying value of the loan to the estimated fair value of

HAMPTON ROADS BANKSHARES, INC.

the collateral less estimated selling costs through a charge off to the allowance for loan losses.  The Company’s policy is to charge off impaired loans at the time of foreclosure, repossession, or liquidation or at such time any portion of the loan is deemed to be uncollectible and in no case later than 90 days in nonaccrual status.  Once a loan is considered impaired, it continues to be considered impaired until the collection of all contractual interest and principal is considered probable or the balance is charged off.  Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, government rules or policies, and natural disasters.  While our policy is to obtain updated appraisals on a periodic basis, there are no assurances that we may be able to realize the amount indicated in the appraisal upon disposition of the underlying property.

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

Premises and Equipment.  Land is reported at cost, while premises and equipment are reported at cost less accumulated depreciation and amortization.  Depreciation is calculated using the method that is most appropriate for the particular class but we generally use the straight-line method over the estimated useful lives of the related assets, which range from three years for equipment to fifty years for buildings.  Leasehold improvements are capitalized and depreciated on a straight-line basis over the life of the initial lease or the life of the asset, whichever is shorter.  Routine holding costs are charged to expense as incurred, while significant improvements are capitalized.  See also Note 7 Premises, Equipment and Leases, of the Notes to Consolidated Financial Statements, for discussion on transfers of closed branches to foreclosed real estate during 2013.

Long-Lived Assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Other Real Estate Owned and Repossessed Assets.  Other real estate owned and repossessed assets include real estate acquired in the settlement of loans and other repossessed collateral and is initially recorded at the lower of the recorded loan balance or estimated fair value less estimated disposal costs.  At foreclosure, any excess of the loan balance over the fair value of the property is charged to the allowance for loan losses.  Subsequently, if there is an indicated decline in the estimated fair value of the property, an impairment is recognized through a loss on other real estate owned and repossessed assets with an offsetting allowance for losses on foreclosed assets which reduces the carrying value of individual properties. The allowance is only reduced for charge-offs once the property is sold. Costs to bring a property to salable condition are capitalized up to the fair value of the property less selling costs while costs to maintain a property in salable condition are expensed as incurred. Losses on subsequent impairments recognized and gains and losses upon disposition of other real estate owned are recognized in noninterest income.  As indicated above, real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, government rules or policies, and natural disasters.  While our policy is to obtain updated appraisals on a periodic basis, there are no assurances that we may be able to realize the amount indicated in the appraisal upon disposition of the underlying property.

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

HAMPTON ROADS BANKSHARES, INC.

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

Share-Based Compensation.  The fair value of stock options is estimated at the date of grant using the Black-Scholes model.  Grants of restricted stock awards and/or units are valued based on closing market price of the Company’s stock on the day of grant.  Stock options and restricted stock granted with pro-rata vesting schedules are expensed over the vesting period on a straight-line basis.  The Company’s policy is to use authorized and unissued common shares to satisfy all share-based awards when the terms of the award provide that it will be equity settled at the Company’s election.  All of the Company’s share-based awards are equity-classified.

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

Per Share Data.  Basic earnings (loss) per share is computed by dividing net income (loss) attributable to Hampton Roads Bankshares, Inc. by the number of weighted average common shares outstanding for the period.  Diluted earnings (loss) per share reflects the dilutive effect of stock options using the treasury stock method.  For the year ended 2012, all options were anti-dilutive since the Company had a net loss attributable to Hampton Roads Bankshares, Inc.

Comprehensive Income (Loss).  Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income or loss.  Certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet.  Such items, along with the operating net income or loss, are components of comprehensive income or loss.

HAMPTON ROADS BANKSHARES, INC.

Recent Accounting Pronouncements

During the second quarter of 2014, ASU 2014-09, Revenue from Contracts with Customers (“new revenue standard”), was issued. ASU 2014-09 represents a comprehensive reform of many of the revenue recognition requirements in GAAP. The ASU creates a new topic within the Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers. The new revenue standard will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition, and supersedes or amends much of the industry-specific revenue recognition guidance found throughout the ASC. The core principle of the new revenue standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU creates a five-step process for achieving that core principle: (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue when an entity has completed the performance obligations. The ASU also requires additional disclosures that allow users of the financial statements to understand the nature, timing, and uncertainty of revenue and cash flows resulting from contracts with customers. The guidance in the ASU is effective for the Company on January 1, 2017. The new revenue standard permits the use of retrospective or cumulative effect transition methods. It appears that a majority of the Company’s contracts with customers (i.e., financial instruments) do not fall within the scope of the new revenue standard. Therefore, the Company does not expect the ASU to have a material impact on the Company’s reported financial results.

In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon a Foreclosure, which clarifies when banks and similar institutions (creditors) should reclassify mortgage loans collateralized by residential real estate properties from the loan portfolio to other real estate owned (OREO). The ASU defines when an in-substance repossession or foreclosure has occurred and when a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan. This ASU allows for prospective or modified retrospective application. The effective date for public business entities is for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-14, Receivables - Troubled Debt Restructuring by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, which will require creditors to derecognize certain foreclosed government-guaranteed mortgage loans and to recognize a separate other receivable that is measured at the amount the creditor expects to recover from the guarantor, and to treat the guarantee and the receivable as a single unit of account. ASU 2014-14 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity can elect a prospective or a modified retrospective transition method, but must use the same transition method that it elected under FASB ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. Early adoption, including adoption in an interim period, is permitted if the entity already adopted ASU 2014-04. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

HAMPTON ROADS BANKSHARES, INC.

(2) Regulatory Matters

Termination of a Material Definitive Agreement
On February 9, 2015, the Company received notice of the termination of the memorandum of understanding, dated effective March 27, 2014 (the “MOU”), by and among the Company, BOHR, FRB and the Bureau of Financial Institutions of the Virginia State Corporation Commission (“Bureau of Financial Institutions”).  The termination of the MOU was effective February 5, 2015. Under the MOU, the Company and BOHR had agreed that they would obtain prior written approval of the FRB and the Bureau of Financial Institutions before, (i) either the Company or BOHR declared or paid dividends of any kind; (ii) the Company made any payments on its trust preferred securities; (iii) the Company incurred or guaranteed any debt; or (iv) the Company purchased or redeemed any shares of its stock. In addition, the MOU instituted certain reporting requirements and addressed ongoing regulatory requirements.

TARP
On April 14, 2014, the United States Department of the Treasury (“Treasury”) sold its Common Stock, which it acquired through the Company’s participation in the Capital Purchase Program of the Treasury’s Troubled Asset Relief Program (“TARP CPP”). As a result of participation in TARP, our executives and certain of our employees were subject to compensation related limitations and restrictions, which applied so long as the Treasury held the Common Stock it received in return for the financial assistance it provided us (disregarding any warrants to purchase our Common Stock that the Treasury may hold). Therefore, the compensation related limitations and restrictions will not apply to compensation earned after the Treasury’s sale. In connection with the Treasury’s sale, the Company agreed to cancel certain restricted stock units that became non-payable under the Treasury’s TARP regulations at the time of sale.

(3) Earnings Per Share

The following table shows the basic and diluted earnings (loss) per share calculations for the years ended December 31, 2014, 2013, and 2012.

(in thousands, except share and per share data)	December 31, 2014	December 31, 2013	December 31, 2012
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$9,329	$4,076	$(25,091)
Shares:
Weighted average number
of common shares outstanding	170,841,420	170,371,336	87,837,369
Dilutive stock awards and warrants	1,086,447	699,401	—
Diluted weighted average number of
common shares outstanding	171,927,867	171,070,737	87,837,369
Basic income (loss) per share	$0.05	$0.02	$(0.29)
Diluted income (loss) per share	$0.05	$0.02	$(0.29)

The Company issued a ten-year warrant to purchase 757,633 common shares at an exercise price of $0.70 per share (see Note 12, The Amended TARP).  These shares were not included in the computation of diluted earnings per share as the effect was anti-dilutive for the year ended December 31, 2012 as presented in the table above.  Additionally, for the years ended December 31, 2014, 2013, and 2012, the number of anti-dilutive awards excluded from the diluted earnings per share calculation was 11 thousand, 24 thousand, and 27 thousand shares, respectively, consisting of out-of-the-money stock options.

(4) Capital Raise

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

HAMPTON ROADS BANKSHARES, INC.

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

(5) Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale at December 31, 2014 and 2013 were as follows.

	2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. agency securities	$17,042	$611	$—	$17,653
Corporate bonds	15,080	23	543	14,560
Mortgage-backed securities -
Agency	212,650	2,991	213	215,428
Asset-backed securities	54,345	—	1,148	53,197
Equity securities	970	422	9	1,383
Total investment securities
available for sale	$300,087	$4,047	$1,913	$302,221

HAMPTON ROADS BANKSHARES, INC.

	2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

(in thousands)
U.S. agency securities	$21,500	$573	$75	$21,998
State and municipal securities	525	12	—	537
Corporate bonds	17,212	338	8	17,542
Mortgage-backed securities -
Agency	227,662	2,367	4,184	225,845
Non-agency	8,150	62	32	8,180
Asset-backed securities	50,330	129	588	49,871
Equity securities	970	541	—	1,511
Total investment securities
available for sale	$326,349	$4,022	$4,887	$325,484

For the year ended December 31, 2014, proceeds from sales of investment securities available for sale were $175.8 million and resulted in net realized gains of $306 thousand.  Proceeds from sales of available for sale securities totaled $39.1 million and resulted in net realized gains of $781 thousand for the year ended December 31, 2013.  Proceeds from sales of investment securities available for sale were $87.5 million and resulted in net realized gains of $627 thousand for the year ended December 31, 2012.

Unrealized losses

The following tables reflect the fair values and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013.

	2014
(in thousands)	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Corporate bonds	$11,462	$542	$2,517	$1	$13,979	$543
Mortgage-backed securities -
Agency	17,881	77	7,895	136	25,776	213
Asset-backed securities	34,896	570	15,379	578	50,275	1,148
Equity securities	181	9	—	—	181	9
	$64,420	$1,198	$25,791	$715	$90,211	$1,913

	2013
(in thousands)	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. agency securities	$5,793	$75	$—	$—	$5,793	$75
Corporate bonds	3,706	8	—	—	3,706	8
Mortgage-backed securities -
Agency	118,921	3,946	3,221	238	122,142	4,184
Non-agency	2,127	32	—	—	2,127	32
Asset-backed securities	36,244	588	—	—	36,244	588
	$166,791	$4,649	$3,221	$238	$170,012	$4,887

HAMPTON ROADS BANKSHARES, INC.

Debt securities with unrealized losses totaling $1.9 million at December 31, 2014 included five corporate securities, twelve mortgage-backed agency securities, and eighteen asset-backed securities, compared with unrealized losses totaling $4.9 million at December 31, 2013, which included two U.S. agency securities, two corporate securities, fifty-five mortgage-backed agency securities, seven mortgage-backed non-agency securities, and twenty asset-backed securities. The severity and duration of this unrealized loss is expected to fluctuate with market interest rates.

The Company’s unrealized losses on equity securities were caused by what management deems to be transitory fluctuations in market valuation.  At December 31, 2014, one of the equity securities experienced an unrealized loss totaling $9 thousand, compared with none of the equity securities experiencing unrealized losses at December 31, 2013.

Other-than-temporary impairment (“OTTI”)

During 2014, none of the investment securities available for sale were determined to be other-than-temporarily impaired, therefore no losses were recognized through noninterest income.

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

A rollforward of the cumulative OTTI losses recognized in earnings for available for sale equity securities for years ended December 31, 2014 and 2013 is as follows.

(in thousands)	Cumulative OTTI Losses
Balance, December 31, 2012	$887
Less: Realized OTTI on securities sold	69
Add: Loss where impairment was not previously recognized	—
Add: Loss where impairment was previously recognized	—
Balance, December 31, 2013	818
Less: Realized OTTI on securities sold	—
Add: Loss where impairment was not previously recognized	—
Add: Loss where impairment was previously recognized	—
Balance, December 31, 2014	$818

HAMPTON ROADS BANKSHARES, INC.

Maturities of investment securities

The amortized cost and fair value by contractual maturity of investment securities available for sale that are not determined to be other-than-temporarily impaired at December 31, 2014 and 2013 are shown below.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed and asset-backed securities, which are not due at a single maturity date, and equity securities, which do not have contractual maturities, are shown separately.

	2014		2013
	Amortized Cost		Amortized Cost
(in thousands)		Fair Value		Fair Value
Due in one year or less	$970	$982	$—	$—
Due after one year
but less than five years	5,670	5,726	13,187	13,440
Due after five years
but less than ten years	13,228	12,806	9,311	9,659
Due after ten years	12,254	12,699	16,739	16,978
Mortgage-backed securities -
Agency	212,650	215,428	227,662	225,845
Non-agency	—	—	8,150	8,180
Asset-backed securities	54,345	53,197	50,330	49,871
Equity securities	970	1,383	970	1,511
Total available for sale securities	$300,087	$302,221	$326,349	$325,484

Federal Home Loan Bank (“FHLB”)

The Company’s investment in FHLB stock totaled $9.2 million at December 31, 2014.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security because it is required to be held in order to access FHLB advances (i.e. borrowings).  It is carried at cost as there is no active market or exchange for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2014, and no impairment has been recognized.

Federal Reserve Bank (“FRB”) and Other Restricted Stock

The Company’s investment in FRB and other restricted stock totaled $6.6 million at December 31, 2014.  FRB stock comprises the majority of this amount and is generally viewed as a long-term investment and as a restricted investment security as it is required to be held to effect membership in the Federal Reserve System.  It is carried at cost as there is not an active market or exchange for the stock other than the FRB or member institutions.  The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2014, except for one restricted equity security which was determined to be other-than-temporarily impaired and $10 thousand of impairment losses were recognized through noninterest income. No impairment has been recognized for any of the other restricted equity securities, including the investment in FRB.

HAMPTON ROADS BANKSHARES, INC.

Pledged securities

Investment securities at fair value that were pledged to secure deposits or outstanding borrowings or were pledged to secure potential future borrowings at December 31, 2014 and 2013 were as follows.

(in thousands)	2014	2013
Public deposits	$38,718	$34,728
Federal Home Loan Bank borrowings	22,647	64,883
Federal Reserve Bank borrowings	—	417
Other	11,668	14,910
	$73,033	$114,938

(6) Loans and Allowance for Loan Losses

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

Construction loans.  We currently make new loans to finance construction and land development only on a limited basis, however, a large portion of our portfolio contains such loans.  We historically made construction loans to individuals and businesses for the purpose of construction of single family residential properties, multi-family properties, and commercial projects as well as the development of residential neighborhoods and commercial office parks.  The Company has managed construction loan exposure to align with regulatory supervisory guidance.

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

Installment loans.  Installment loans are made on a regular basis for personal, family, and general household purposes.  More specifically, we make automobile loans, marine loans, home improvement loans, loans for vacations, and debt consolidation loans.  While consumer financing may entail greater collateral risk than real estate financing on a per loan basis, the relatively small principal balance of each loan mitigates the risk associated with this segment of the portfolio.

During 2012 and in 2013, the Company purchased several portfolios of loans secured by boats totaling $55.7 million that are classified as installment loans. In May 2014, Shore launched Shore Premier Finance ("SPF"), a specialty finance unit that specializes in marine financing for U.S. Coast Guard documented vessels to customers throughout the United States. Through direct marine loan originations, as well as purchases of existing portfolios of marine loans, the Company's intention is to significantly grow the installment loan portion of its loan portfolio.

The total of our loans by segment at December 31, 2014 and 2013 are as follows.

(in thousands)	2014	2013
Commercial and Industrial	$219,029	$225,492
Construction	136,955	158,473
Real estate - commercial mortgage	639,163	590,475
Real estate - residential mortgage	354,017	354,035
Installment	74,821	57,623
Deferred loan fees and related costs	(1,050)	(1,567)
Total loans	$1,422,935	$1,384,531

Allowance for Loan Losses

The purpose of the allowance for loan losses is to provide for potential losses inherent in our loan portfolio.  Management regularly reviews the loan portfolio to determine whether adjustments are necessary to maintain an allowance for loan losses sufficient to absorb losses.  The allowance consists of specific, general, and unallocated components.  The specific component of our allowance for loan losses relates to loans that are determined to be impaired and, therefore, are individually evaluated for impairment.  The general component relates to loans not designated for a specific allowance and collectively evaluated for impairment.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.

Loss factors are calculated using quantitative and qualitative data and then are applied to each of the loan segments to determine a reserve level for various subsets of each of the five segments of loans.  While portions of the allowance are attributable to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio.

HAMPTON ROADS BANKSHARES, INC.

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the years ended December 31, 2014, 2013, and 2012 is as follows.

	2014
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,404	$9,807	$10,135	$7,914	$521	$4,250	$35,031
Charge-offs	(1,713)	(7,270)	(4,038)	(4,000)	(724)		(17,745)
Recoveries	3,427	2,765	1,465	1,701	188		9,546
Provision	487	(960)	(708)	1,527	994	(1,122)	218
Ending balance	$4,605	$4,342	$6,854	$7,142	$979	$3,128	$27,050
Ending balance: attributable to
loans individually evaluated
for impairment	$412	$887	$479	$1,717	$47		$3,542
Recorded investment: loans
individually evaluated for
impairment	$1,647	$10,652	$21,669	$14,776	$115
Ending balance: attributable to
loans collectively evaluated
for impairment	$4,193	$3,455	$6,375	$5,425	$932	$3,128	$23,508
Recorded investment: loans
collectively evaluated for
impairment	$217,382	$126,303	$617,494	$339,241	$74,706

HAMPTON ROADS BANKSHARES, INC.

	2013
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$6,253	$15,728	$9,862	$9,953	$887	$5,699	$48,382
Charge-offs	(6,187)	(5,140)	(2,878)	(6,979)	(355)		(21,539)
Recoveries	1,603	2,200	995	2,245	145		7,188
Provision	735	(2,981)	2,156	2,695	(156)	(1,449)	1,000
Ending balance	$2,404	$9,807	$10,135	$7,914	$521	$4,250	$35,031
Ending balance: attributable to
loans individually evaluated
for impairment	$505	$5,108	$4,080	$3,399	$49		$13,141
Recorded investment: loans
individually evaluated for
impairment	$2,981	$13,743	$29,040	$21,556	$238
Ending balance: attributable to
loans collectively evaluated
for impairment	$1,899	$4,699	$6,055	$4,515	$472	$4,250	$21,890
Recorded investment: loans
collectively evaluated for
impairment	$222,511	$144,730	$561,435	$332,479	$57,385

	2012
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$13,605	$24,826	$17,101	$12,060	$2,067	$5,288	$74,947
Charge-offs	(18,489)	(10,965)	(11,462)	(9,033)	(603)		(50,552)
Recoveries	1,140	4,387	2,397	848	221		8,993
Provision	9,997	(2,520)	1,826	6,078	(798)	411	14,994
Ending balance	$6,253	$15,728	$9,862	$9,953	$887	$5,699	$48,382
Ending balance: attributable to
loans individually evaluated
for impairment	$2,005	$5,318	$3,193	$4,112	$155		$14,783
Recorded investment: loans
individually evaluated for
impairment	$23,485	$34,764	$49,374	$32,928	$436
Ending balance: attributable to
loans collectively evaluated
for impairment	$4,248	$10,410	$6,669	$5,841	$732	$5,699	$33,599
Recorded investment: loans
collectively evaluated for
impairment	$243,595	$171,627	$480,668	$339,663	$55,866

HAMPTON ROADS BANKSHARES, INC.

Management believes the allowance for loan losses as of December 31, 2014 is adequate to absorb losses inherent in the portfolio and is directionally consistent with the change in the quality of our loan portfolio.  However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.  Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.

Impaired Loans

A loan is considered impaired when it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement.  Impaired loans are measured based on the present value of payments expected to be received using the historical effective loan rate as the discount rate.  For collateral dependent impaired loans, impairment is measured based upon the fair value of the underlying collateral.  Management considers a loan to be collateral dependent when repayment of the loan is expected solely by the underlying collateral.  The Company’s policy is to charge off collateral dependent impaired loans at the earlier of foreclosure, repossession, or liquidation or at such time any portion of the loan is deemed to be uncollectible and in no case later than 90 days in nonaccrual status.  The Company will reduce the carrying value of the loan to the estimated fair value of the collateral less estimated selling costs through a charge off to the allowance for loan losses.  For loans that are not collateral dependent, impairment is measured using discounted cash flows.  Total impaired loans were $48.9 million and $67.6 million at December 31, 2014 and 2013, respectively.  Collateral dependent impaired loans were $43.3 million and $61.9 million at December 31, 2014 and 2013, respectively, and therefore, measured based upon the estimated fair value of the underlying collateral.

Impaired loans for which no allowance is provided totaled $29.1 million and $34.7 million at December 31, 2014 and 2013, respectively.  Loans written down to their estimated fair value of collateral less the costs to sell account for $7.6 million and $9.4 million of the impaired loans for which no allowance has been provided as of December 31, 2014 and 2013, respectively, and the weighted average age of appraisals for these loans is 0.56 years at December 31, 2014.  The remaining impaired loans for which no allowance is provided are expected to be fully covered by the fair value of the collateral, and therefore, no loss is expected on these loans.

The following charts show recorded investment, unpaid balance, and related allowance for December 31, 2014 and 2013 and average investment and interest recognized for impaired loans by major segment and class for each of the years ended December 31, 2014, 2013, and 2012.

HAMPTON ROADS BANKSHARES, INC.

	2014
	Recorded	Unpaid	Related	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$1,082	$2,245	$—	$1,255	$11
Construction
1-4 family residential
construction	—	—	—	—	—
Commercial construction	4,273	6,765	—	4,853	55
Real estate
Commercial Mortgage
Owner occupied	12,319	12,692	—	12,803	330
Non-owner occupied	3,550	8,130	—	4,850	16
Residential Mortgage
Secured by 1-4 family
1st lien	6,447	7,104	—	7,206	63
Junior lien	1,372	2,729	—	1,602	6
Installment	11	32	—	15	—
	$29,054	$39,697	$—	$32,584	$481
With an allowance recorded:
Commercial & Industrial	$565	$564	$412	$599	$—
Construction
1-4 family residential
construction	—	—	—	—	—
Commercial construction	6,379	6,380	887	7,137	240
Real estate
Commercial Mortgage
Owner occupied	5,313	5,313	379	5,408	188
Non-owner occupied	487	487	100	514	—
Residential Mortgage
Secured by 1-4 family
1st lien	4,970	4,981	1,009	5,022	176
Junior lien	1,987	2,013	708	2,028	20
Installment	104	104	47	104	6
	$19,805	$19,842	$3,542	$20,812	$630
Total:
Commercial & Industrial	$1,647	$2,809	$412	$1,854	$11
Construction	10,652	13,145	887	11,990	295
Real estate
Commercial mortgage	21,669	26,622	479	23,575	534
Residential mortgage	14,776	16,827	1,717	15,858	265
Installment	115	136	47	119	6
Total	$48,859	$59,539	$3,542	$53,396	$1,111

HAMPTON ROADS BANKSHARES, INC.

	2013					2012
	Recorded	Unpaid	Related	Average	Interest	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$2,049	$3,108	$—	$2,334	$20	$21,860	$18
Construction
1-4 family residential
construction	—	—	—	—	—	2,342	—
Commercial construction	6,437	9,398	—	9,301	132	19,281	4
Real estate
Commercial Mortgage
Owner occupied	13,565	14,784	—	14,087	274	19,163	323
Non-owner occupied	2,998	5,767	—	3,152	63	7,830	156
Residential Mortgage
Secured by 1-4 family
1st lien	7,931	9,372	—	8,953	106	8,686	3
Junior lien	1,598	2,805	—	1,824	12	7,569	24
Installment	80	175	—	62	—	221	6
	$34,658	$45,409	$—	$39,713	$607	$86,952	$534
With an allowance recorded:
Commercial & Industrial	$932	$932	$505	$1,689	$—	$3,247	$39
Construction
1-4 family residential
construction	—	—	—	—	—	—	—
Commercial construction	7,306	7,305	5,108	7,417	71	16,247	233
Real estate
Commercial Mortgage
Owner occupied	6,868	6,945	849	7,001	239	15,531	318
Non-owner occupied	5,609	5,627	3,231	5,672	—	6,516	260
Residential Mortgage
Secured by 1-4 family
1st lien	9,695	9,779	2,221	9,872	166	14,195	544
Junior lien	2,332	2,332	1,178	2,352	22	3,927	140
Installment	158	295	49	165	6	217	5
	$32,900	$33,215	$13,141	$34,168	$504	$59,880	$1,539
Total:
Commercial & Industrial	$2,981	$4,040	$505	$4,023	$20	$25,107	$57
Construction	13,743	16,703	5,108	16,718	203	37,870	237
Real estate
Commercial mortgage	29,040	33,123	4,080	29,912	576	49,040	1,057
Residential mortgage	21,556	24,288	3,399	23,001	306	34,377	711
Installment	238	470	49	227	6	438	11
Total	$67,558	$78,624	$13,141	$73,881	$1,111	$146,832	$2,073

HAMPTON ROADS BANKSHARES, INC.

 Non-performing Assets

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and other real estate owned and repossessed assets.  Our non-performing assets ratio, defined as the ratio of non-performing assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 2.95% and 5.29% at December 31, 2014 and 2013, respectively.

Non-performing assets as of December 31, 2014 and 2013 were as follows.

(in thousands)	2014	2013
Loans 90 days past due and still accruing interest	$—	$—
Nonaccrual loans, including nonaccrual impaired loans	21,507	39,854
Other real estate owned and repossessed assets	21,721	36,665
Non-performing assets	$43,228	$76,519

Nonaccrual and Past Due Loans

The Company generally places loans on nonaccrual status when the collection of contractually owed principal or interest becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever comes first.  When loans are placed on nonaccrual status, interest receivable is reversed against interest income recognized in the current year, and any prior year unpaid interest is charged off against the allowance for loan losses.  Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal.  Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collection of principal or interest is no longer doubtful.  A reconciliation of non-performing loans to impaired loans for the years ended December 31, 2014 and 2013 is as follows.

(in thousands)	2014	2013
Loans 90 days past due and still accruing interest	$—	$—
Nonaccrual loans, including nonaccrual impaired loans	21,507	39,854
Total non-performing loans	21,507	39,854
TDRs on accrual	25,028	23,282
Impaired loans on accrual	2,324	4,422
Total impaired loans	$48,859	$67,558

Nonaccrual loans were $21.5 million at December 31, 2014 compared to $39.9 million at December 31, 2013.  If income on nonaccrual loans had been recorded under original terms, $1.7 million, $2.0 million, and $6.7 million of additional interest income would have been recorded in 2014, 2013, and 2012, respectively.

HAMPTON ROADS BANKSHARES, INC.

The following table provides a rollforward of nonaccrual loans for the years ended December 31, 2014 and 2013.

			Real Estate
(in thousands)	Commercial & Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Total
Balance at December 31, 2012	$22,412	$28,505	$25,032	$21,207	$255	$97,411
Transfers in	2,003	10,911	13,964	12,313	320	39,511
Transfers to OREO	(8,405)	(4,309)	(3,783)	(8,514)	(3)	(25,014)
Charge-offs	(6,187)	(5,140)	(2,878)	(6,979)	(355)	(21,539)
Payments	(8,131)	(17,728)	(10,696)	(3,528)	(68)	(40,151)
Return to accrual	(7)	(1,961)	(7,561)	(820)	(15)	(10,364)
Loan type reclassification	1,109	336	(1,445)	—	—	—
Balance at December 31, 2013	$2,794	$10,614	$12,633	$13,679	$134	$39,854
Transfers in	2,194	1,923	6,193	7,408	1,231	18,949
Transfers to OREO	—	(388)	(982)	(4,515)	—	(5,885)
Charge-offs	(1,713)	(7,270)	(4,038)	(4,000)	(724)	(17,745)
Payments	(771)	(756)	(4,631)	(3,296)	(630)	(10,084)
Return to accrual	(451)	(502)	(1,355)	(1,274)	—	(3,582)
Loan type reclassification	(559)	—	370	189	—	—
Balance at December 31, 2014	$1,494	$3,621	$8,190	$8,191	$11	$21,507

Age Analysis of Past Due Loans

An age analysis of past due loans as of December 31, 2014 and 2013 is as follows.

	2014
							90 Days or
							More Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due and
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial & Industrial	$648	$—	$1,494	$2,142	$216,887	$219,029	$—
Construction
1-4 family residential
construction	—	—	—	—	17,989	17,989	—
Commercial construction	66	395	3,621	4,082	114,884	118,966	—
Real estate
Commercial Mortgage
Owner occupied	4,567	364	4,417	9,348	241,426	250,774	—
Non-owner occupied	504	63	3,773	4,340	384,049	388,389	—
Residential Mortgage
Secured by 1-4 family
1st lien	1,905	266	5,940	8,111	217,656	225,767	—
Junior lien	264	—	2,251	2,515	125,735	128,250	—
Installment	—	—	11	11	74,810	74,821	—
Deferred loan fees
and related costs	—	—	—	—	(1,050)	(1,050)	—
Total	$7,954	$1,088	$21,507	$30,549	$1,392,386	$1,422,935	$—

HAMPTON ROADS BANKSHARES, INC.

	2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Accruing

(in thousands)
Commercial & Industrial	$317	$—	$2,794	$3,111	$222,381	$225,492	$—
Construction
1-4 family residential
construction	298	—	—	298	17,879	18,177	—
Commercial construction	1,031	132	10,614	11,777	128,519	140,296	—
Real estate
Commercial Mortgage
Owner occupied	1,961	360	4,932	7,253	266,661	273,914	—
Non-owner occupied	200	517	7,701	8,418	308,143	316,561	—
Residential Mortgage
Secured by 1-4 family
1st lien	2,983	237	10,877	14,097	209,564	223,661	—
Junior lien	367	2	2,802	3,171	127,203	130,374	—
Installment	1	—	134	135	57,488	57,623	—
Deferred loan fees
and related costs	—	—	—	—	(1,567)	(1,567)	—
Total	$7,158	$1,248	$39,854	$48,260	$1,336,271	$1,384,531	$—

Credit Quality

As a result of the deteriorating economy during “The Great Recession”, problem loans and non-performing loans rose and led to significant increases to the allowance for loan losses and related provision expense.  During the past several years, the Company had a significant reduction in problem loans and as the credit quality of the loan portfolio has improved, we decreased the provision for loan losses significantly.

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

The internal rating system is a series of grades reflecting management’s risk assessment, based on its analysis of the borrower’s financial condition.  The “pass” category consists of a range of loan grades that reflect increasing, though still acceptable, risk.  Movement of risk through the various grade levels in the “pass” category is monitored for early identification of credit deterioration.  The “special mention” rating is attached to loans where the borrower exhibits material negative financial trends due to company specific or systematic conditions that, if left uncorrected, threaten its capacity to meet its debt obligations and the borrower is believed to have sufficient financial flexibility to react to and resolve its negative financial situation.  It is a transitional grade that is closely monitored for improvement or deterioration.  The “substandard” rating is applied to loans where the borrower exhibits well-defined weaknesses that jeopardize its continued performance and are of a severity that the distinct possibility of default exists.  Loans are placed in “nonaccrual” status when management does not expect to collect payments consistent with acceptable and agreed upon terms of repayment. In the first quarter of 2014, the Company instituted a new “pass/watch” risk grade for loans that do not provide acceptable credit metrics based upon analysis of financial statements but for which there is a strong mitigating factor such as satisfactory payment history. The “pass/watch” grade is considered a pass grade category.

HAMPTON ROADS BANKSHARES, INC.

The following tables provide information on December 31, 2014 and 2013 about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator.

	2014
		Special Mention		Nonaccrual Loans
(in thousands)	Pass		Substandard		Total
Commercial & Industrial	$195,564	$14,455	$7,516	$1,494	$219,029
Construction
1-4 family residential
construction	17,623	366	—	—	17,989
Commercial construction	88,970	9,077	17,298	3,621	118,966
Real estate
Commercial Mortgage
Owner occupied	218,436	22,289	5,632	4,417	250,774
Non-owner occupied	369,745	9,778	5,093	3,773	388,389
Residential Mortgage
Secured by 1-4 family
1st lien	194,104	20,191	5,532	5,940	225,767
Junior lien	118,061	5,686	2,252	2,251	128,250
Installment	73,700	1,002	108	11	74,821
Deferred loan fees
and related costs	(1,050)	—	—	—	(1,050)
Total	$1,275,153	$82,844	$43,431	$21,507	$1,422,935

	2013
		Special Mention		Nonaccrual Loans
(in thousands)	Pass		Substandard		Total
Commercial & Industrial	$202,490	$17,371	$2,837	$2,794	$225,492
Construction
1-4 family residential
construction	17,288	277	612	—	18,177
Commercial construction	87,237	39,298	3,147	10,614	140,296
Real estate
Commercial Mortgage
Owner occupied	224,261	31,615	13,106	4,932	273,914
Non-owner occupied	278,124	23,924	6,812	7,701	316,561
Residential Mortgage
Secured by 1-4 family
1st lien	177,649	26,695	8,440	10,877	223,661
Junior lien	120,143	4,790	2,639	2,802	130,374
Installment	56,289	1,096	104	134	57,623
Deferred loan fees
and related costs	(1,567)	—	—	—	(1,567)
Total	$1,161,914	$145,066	$37,697	$39,854	$1,384,531

HAMPTON ROADS BANKSHARES, INC.

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

As of December 31, 2014 and 2013, loans classified as TDRs were $28.4 million and $31.0 million, respectively.  All of these were included in the impaired loan disclosure.  The following table shows the loans classified as TDRs by management at December 31, 2014 and 2013.

(in thousands except number of contracts)	December 31, 2014		December 31, 2013
		Recorded Investment		Recorded Investment
Troubled Debt Restructurings	Number of Contracts		Number of Contracts
Commercial & Industrial	2	$153	2	$180
Construction
1-4 family residential construction	—	—	—	—
Commercial construction	13	8,905	14	8,192
Real estate
Commercial Mortgage
Owner occupied	11	13,619	14	15,466
Non-owner occupied	1	264	1	272
Residential Mortgage
Secured by 1-4 family, 1st lien	10	4,156	14	6,561
Secured by 1-4 family, junior lien	7	1,292	5	361
Installment	1	4	1	4
Total	45	$28,393	51	$31,036

Of total TDRs, $25.0 million was accruing and $3.4 million was nonaccruing at December 31, 2014 and $23.3 million was accruing and $7.8 million was nonaccruing at December 31, 2013.  Loans that are on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers whether such loans may return to accrual status.  TDRs in nonaccrual status are returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan in accordance with the modified terms.  For the year ended December 31, 2014, $576 thousand of the nonaccrual TDRs were returned to accrual status; $647 thousand of the nonaccrual TDRs were returned to accrual status during the year ended December 31, 2013.

The following table shows a rollforward of accruing and nonaccruing TDRs for the year ended December 31, 2014.

HAMPTON ROADS BANKSHARES, INC.

(in thousands)	Accruing	Nonaccruing	Total
Balance at December 31, 2013	$23,282	$7,754	$31,036
Charge-offs	—	(3,166)	(3,166)
Payments	(4,617)	(2,080)	(6,697)
New TDR designation	5,787	1,433	7,220
Release TDR designation	—	—	—
Transfer	576	(576)	—
Balance at December 31, 2014	$25,028	$3,365	$28,393

The allowance for loan losses allocated to TDRs was $1.9 million and $4.2 million at December 31, 2014 and 2013, respectively.  The total of TDRs charged off and the allocated portion of allowance for loan losses associated with TDRs charged off were $3.2 million and $2.9 million, respectively, during the year ended December 31, 2014 and $970 thousand and $632 thousand, respectively, during the year ended December 31, 2013.

At a minimum, TDRs are reported as such during the calendar year in which the restructuring or modification takes place.  In subsequent years, troubled debt restructured loans may be removed from this disclosure classification if the loan did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement.

The following table shows a summary of the primary reason and pre- and post-modification outstanding recorded investment for loan modifications that were classified as TDRs during the years ended December 31, 2014,  2013, and 2012.  These tables include modifications made to existing TDRs as well as new modifications that are considered TDRs for the periods presented.  TDRs made with a below market rate that also include a modification of loan structure are included under rate change.

	2014
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—	2	$165	$165
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	1	5,185	5,185
Real estate
Commercial Mortgage
Owner occupied	1	451	451	1	241	241
Non-owner occupied	—	—	—	—	—	—
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	4	311	311
Secured by 1-4 family, junior lien	—	—	—	4	867	867
Installment	—	—	—	—	—	—
Total	1	$451	$451	12	$6,769	$6,769

HAMPTON ROADS BANKSHARES, INC.

	2013
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	2	$223	$180	—	$—	$—
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	5	6,098	5,855
Real estate
Commercial Mortgage
Owner occupied	—	—	—	4	6,771	6,572
Non-owner occupied	1	2,010	1,992	—	—	—
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	4	2,130	1,813
Secured by 1-4 family, junior lien	—	—	—	5	369	360
Installment	—	—	—	1	4	4
Total	3	$2,233	$2,172	19	$15,372	$14,604

	2012
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	2	$902	$890	—	$—	$—
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Real estate
Commercial Mortgage
Owner occupied	—	—	—	1	5,300	5,198
Non-owner occupied	—	—	—	—	—	—
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	1	218	218
Secured by 1-4 family, junior lien	—	—	—	—	—	—
Installment	—	—	—	—	—	—
Total	2	$902	$890	2	$5,518	$5,416

The following table shows the balances as of December 31, 2014,  2013, and 2012 for loans modified as TDRs within the previous year and for which there was a payment default during the period.  The Company defines payment default as movement of the TDR to nonaccrual status.

HAMPTON ROADS BANKSHARES, INC.

(in thousands except number of contracts)	2014		2013		2012
Troubled Debt Restructurings	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
That Subsequently Defaulted
Commercial & Industrial	—	$—	—	$—	—	$—
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	6	1,740
Real estate
Commercial Mortgage
Owner occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	—	1	650
Secured by 1-4 family, junior lien	—	—	—	—	—	—
Installment	—	—	—	—	—	—
Total	—	$—	—	$—	7	$2,390

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

The Company does not participate in any government or company sponsored TDR programs and holds no corresponding assets.  Rather, loans are individually modified in situations where the Company believes it will minimize the probability of losses to the Company.  Additionally, the Company had no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs at December 31, 2014,  2013, and 2012.

(7) Premises and Equipment and Lease Commitments

During the first quarter of 2013, the Company recorded a $2.8 million impairment as a result of a decision to consolidate certain branches, including those subject to operating leases.  This consolidation also resulted in an additional $3.4 million decrease in premises and equipment from transferring branch building and land to other real estate owned.    Premises and equipment at December 31, 2014 and 2013 are summarized as follows.

HAMPTON ROADS BANKSHARES, INC.

(in thousands)	2014	2013
Land	$21,992	$23,272
Buildings and improvements	49,452	48,990
Leasehold improvements	1,361	1,484
Equipment, furniture, and fixtures	21,462	16,523
Construction in progress	219	1,202
	94,486	91,471
Less accumulated depreciation and amortization	(30,967)	(24,325)
Premises and equipment, net	$63,519	$67,146

Depreciation and amortization of leasehold improvements expense for the years ended December 31, 2014,  2013, and 2012 was $3.4 million, $4.4 million, and $4.1 million, respectively.

The Company leases land and buildings upon which certain of its operating facilities and financial center facilities are located.  These leases expire at various dates through August 31, 2049.

Various facilities and equipment are leased under non-cancellable operating leases with initial remaining terms in excess of one year with options for renewal.  In addition to minimum rents, certain leases have escalation clauses and include provisions for additional payments to cover taxes, insurance, and maintenance.  The effects of the scheduled rent increases, which are included in the minimum lease payments, are recognized on a straight-line basis over the lease term.  Rental expense was $2.1 million for 2014 compared to $3.4 million for 2013 and $2.5 million for 2012.

HAMPTON ROADS BANKSHARES, INC.

Future minimum lease payments, by year and in the aggregate, under non-cancellable operating leases at December 31, 2014 were as follows.

(in thousands)	Amount
2015	$2,138
2016	2,125
2017	2,094
2018	1,969
2019	1,938
Thereafter	13,052
$23,316

The Company has entered into contracts as lessor for excess office space.  Future minimum lease payments receivable under non-cancellable leasing arrangements at December 31, 2014 were not material.

(8) Intangible Assets

Intangible assets with an indefinite life are subject to impairment testing at least annually or more often if events or circumstances suggest potential impairment.  Other acquired intangible assets determined to have a finite life are amortized over their estimated useful life in a manner that best reflects the economic benefits of the intangible asset.  Intangible assets with a finite life are reviewed for impairment if conditions suggest the carrying amount is not recoverable.  A summary of intangible assets as of December 31, 2014 and 2013 is as follows.

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

(in thousands)
Intangible assets:
Core deposit intangible	$4,756	$3,914	$4,756	$3,319
Total intangible assets	$4,756	$3,914	$4,756	$3,319

The weighted-average amortization period for core deposit intangible pertaining to Shore is 8 years.  During 2013, the core deposit intangible for BOHR with a gross carrying amount of $3.3 million, and the employment contract intangible for Shore with a gross carrying amount of $95 thousand became fully amortized, and are not included in the 2013 amounts in the table above.

The aggregate amortization expense for intangible assets with finite lives for the year ended December 31, 2014 was $594 thousand compared to $973 thousand in 2013 and $1.3 million for 2012.  The estimated aggregate annual amortization expense for the years subsequent to December 31, 2014 is as follows.

(in thousands)	Amount
2015	$594
2016	248
2017	—
Total	$842

HAMPTON ROADS BANKSHARES, INC.

(9) Other Real Estate Owned and Repossessed Assets

The following table shows a rollforward of other real estate owned and repossessed assets for the year ended December 31, 2014.

(in thousands)	Amount
Balance at December 31, 2013	$36,665
Transfers in (via foreclosure)	6,798
Sales	(19,697)
Gain on sales	360
Impairments	(2,405)
Balance at December 31, 2014	$21,721

Other real estate owned and repossessed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on these assets as of and for the years ended December 31, 2014, 2013, and 2012 is as follows.

(in thousands)	2014	2013	2012
Balance at beginning of year	$12,776	$19,100	$20,022
Impairments	2,405	3,914	14,126
Charge-offs	(7,628)	(10,238)	(15,048)
Balance at end of year	$7,553	$12,776	$19,100

 Expenses applicable to other real estate owned and repossessed assets for the years ended December 31, 2014, 2013, and 2012 include the following.

(in thousands)	2014	2013	2012
(Gains) losses on sale of other real estate owned	$360	$(356)	$8,524
Impairments	2,405	3,914	14,126
Operating expenses	1,330	1,906	3,098
Total	$4,095	$5,464	$25,748

(10) Deposits

Deposits are the primary source of funds for use in lending and general business purposes.  Our balance sheet growth is largely determined by the availability of deposits in our markets and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios.  Total deposits at December 31, 2014 were $1.6 billion, an increase of $58.0 million or 3.8% from December 31, 2013.

The scheduled maturities of time deposits at December 31, 2014 and 2013 were as follows.

HAMPTON ROADS BANKSHARES, INC.

	2014		2013
	Time Deposits Less than $100	Time Deposits $100 or More	Time Deposits Less than $100	Time Deposits $100 or More
(in thousands)
Maturity of:
3 months or less	$45,072	$39,112	$67,352	$53,720
3 months - 6 months	55,263	42,553	35,115	21,790
6 months - 12 months	59,226	64,662	71,134	61,320
1 year - 2 years	120,247	86,229	37,514	58,356
2 years - 3 years	33,529	26,923	81,366	58,742
3 years - 4 years	12,471	22,199	24,597	21,365
4 years - 5 years	15,813	11,948	6,085	14,535
Over 5 years	1,173	720	1,472	858
	$342,794	$294,346	$324,635	$290,686

The Company continues to focus on core deposit growth as its primary source of funding. Core deposits are non-brokered and consist of noninterest-bearing demand accounts, interest-bearing checking accounts, money market accounts, savings accounts, and time deposits of less than $100 thousand. Core deposits totaled $1.2 billion or 78.2% of total deposits at December 31, 2014, compared to 77.6% of total deposits at December 31, 2013.

Total brokered deposits were $49.9 million and $51.3 million at December 31, 2014 and 2013, respectively.   Of these brokered funds $7.3 million and $7.7 million were interest-bearing demand deposits and the remaining $42.6 million and $43.6 million were time deposits at December 31, 2014 and 2013, respectively.

(11) Borrowings

As a member of the FHLB, the Company may borrow funds based on criteria established by the FHLB.  The FHLB may call these borrowings prior to maturity if the collateral balance falls below the borrowing level.  The borrowing arrangements with the FHLB could be either short- or long-term depending on our related costs and needs.

Total credit lines with the FHLB and available to the Company were $228.2 million at December 31, 2014.  At December 31, 2014 and 2013, the Company had loans from the FHLB totaling $165.8 million and $194.2 million, respectively.  Interest is payable on a monthly basis until maturity. All FHLB borrowings at December 31, 2014 mature by September 2015. To promote liquidity and enhance current earnings by way of reduction in interest expense, and after a review of the Company’s current level of assumed interest rate risk, the Company modified certain advances with the FHLB during 2011.  A majority of the Company’s existing fixed-rate advances were restructured as floating rate obligations at a fixed spread to three-month LIBOR with maturities ranging from 2.75 to 4.00 years. FHLB borrowings carry a weighted-average interest rate of 0.86% as of December 31, 2014 (including the impact of purchase accounting adjustments).  The FHLB borrowings were collateralized with residential real estate loans, commercial real estate loans, and investment securities.

We also possess additional sources of liquidity through a variety of borrowing arrangements.  The Banks also maintain federal funds lines with two regional banking institutions and through the FRB Discount Window.  These available lines totaled approximately $63.7 million and $38.9 million at December 31, 2014 and 2013, respectively.  These lines were not utilized for borrowing purposes at December 31, 2014 or 2013.

Trust Preferred Securities

The Company has four placements of trust preferred securities.  The carrying amount and par amount is as follows:

HAMPTON ROADS BANKSHARES, INC.

	Carrying Amount	Par Amount	Interest Rate	Redeemable On or After	Mandatory Redemption
(in thousands except for interest rates)
Gateway Capital Statutory Trust I	$5,226	$8,248	LIBOR + 3.10%	September 17, 2008	September 17, 2033
Gateway Capital Statutory Trust II	4,265	7,217	LIBOR + 2.65%	July 17, 2009	June 17, 2034
Gateway Capital Statutory Trust III	7,416	15,464	LIBOR + 1.50%	May 30, 2011	May 30, 2036
Gateway Capital Statutory Trust IV	12,317	25,774	LIBOR + 1.55%	July 30, 2012	July 30, 2037

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
The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to our senior and subordinated indebtedness.  The aggregate carrying value of these debentures as of December 31, 2014 was $29.2 million.  The difference between the par amounts and the carrying amounts of the debentures is amortized using the interest method as an adjustment to interest expense each period.  Effective interest rates used by the Company as of December 31, 2014 were between 5.30% and 6.48%.

(12) The Amended TARP

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

As a result of the Capital Raise, which closed on September 27, 2012, and the Amended TARP Warrant's anti-dilution provisions, the number of shares underlying the Amended TARP Warrant was adjusted to 757,633 shares of our Common Stock and the exercise price to purchase such shares was adjusted to $0.70 per share.

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

(13) Financial Instruments with Off-Balance Sheet Risk

In the normal course of business to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of

HAMPTON ROADS BANKSHARES, INC.

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

These instruments involve, to varying degrees, elements of credit risk which have not been recognized in the consolidated balance sheets. The contract amount of these instruments reflects the extent of the Company’s involvement or credit risk.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Contractual amounts at December 31, 2014 and 2013 were as follows.

(in thousands)	2014	2013
Financial instruments whose contract amounts
represent credit risk:
Commitments to extend credit	$239,346	$225,757
Standby letters of credit	15,760	17,311
	$255,106	$243,068

HAMPTON ROADS BANKSHARES, INC.

(14) Retirement Plans

Defined Contribution Plan

Any employee of the Company or BOHR, who is at least 21 years of age, and has at least three months of service, is eligible to participate in the VBA Defined Contribution Plan for Hampton Roads Bankshares, Inc. (the “Plan”). Additionally, any employee of Shore who is at least 18 years old and has at least three months of service prior to April 1, 2011 is eligible to participate in the Plan. Participants may contribute up to 96% of their covered compensation, subject to statutory limitations, and the Company will make matching contributions of 100% of the first 3% of pay and 50% for the next 2% of pay that a participant contributes to the Plan. The Company may also make additional discretionary contributions to the Plan. Participants are fully vested in their contributions and the Company’s match immediately and become fully vested in the Company’s discretionary contributions after three years of service. The Company offers its stock as an investment option under the Plan.

The Company made matching contributions of $733 thousand, $790 thousand, and $726 thousand for the years ended December 31, 2014, 2013, and 2012, respectively.  The Company made no discretionary contributions in 2014, 2013, or 2012.

Supplemental Executive Retirement Plans (“SERP”)

The Company has entered into SERPs with several key officers.  Under these agreements, two officers are eligible to receive an annual benefit payable in fifteen installments each equal to $50 thousand following the attainment of their plan retirement date.  A third officer is eligible to receive a one-time lump sum payment of the lesser of $600 thousand or the amount he is otherwise entitled to under the supplemental retirement agreement following the attainment of his plan retirement date.  The change in benefit obligation and funded status for the years ended December 31, 2014, 2013, and 2012 were as follows.

(in thousands)	2014	2013	2012
Benefit obligation at beginning of year	$746	$1,710	$1,543
Service cost	43	101	379
Interest cost	12	27	32
Settlements	(5)	(1,092)	(244)
Benefit obligation at end of year	796	746	1,710
Fair value of plan assets	—	—	—
Funded status	$(796)	$(746)	$(1,710)

The amount of the funded status is the accrued benefit cost included in other liabilities on the balance sheet.  The amounts recognized in the consolidated balance sheets as of December 31, 2014 and 2013 were as follows.

(in thousands)	2014	2013
Accrued benefit cost included in other liabilities	$(796)	$(746)

The components of net periodic benefit cost for the years ended December 31, 2014, 2013, and 2012 were as follows.

	2014	2013	2012
Service cost	$43	$101	$379
Interest cost	12	27	32
(Gain) loss on settlements	—	(745)	—
Net periodic benefit cost	$55	$(617)	$411

HAMPTON ROADS BANKSHARES, INC.

The weighted-average assumptions used to determine benefit obligations and net periodic pension benefit at December 31, 2014, 2013, and 2012 were as follows.  The rate of compensation increase only applies to the officer agreement with a Benefit Computation Base.

	2014	2013	2012
Discount rate	4.73%	5.73%	7.00%
Rate of compensation increase	N/A	N/A	N/A

The Company recognizes expense each year related to the SERPs based on the present value of the benefits expected to be provided to the employees and any beneficiaries.  The Company did not make contributions to fund the supplemental retirement agreements in 2014, 2013, or 2012.  The plans are unfunded and there are no plan assets.  As of December 31, 2014, there are no benefit payments expected to be paid over the next ten years.

Board of Directors Retirement Agreement

The Company has entered into retirement agreements with certain members of the Board of Directors.  Participants are eligible for compensation under the plan upon the sixth anniversary of the participant’s first board meeting.  Benefits are to be paid in monthly installments commencing at retirement and ending upon the death, disability, or mutual consent of both parties to the agreement.  Under the plan, the participants continue to serve the Company after retirement by performing certain duties as outlined in the plan document.  During 2014, 2013, and 2012, the Company expensed $118 thousand, $21 thousand, and $40 thousand, respectively, related to this plan.

(15) Share-Based Compensation Plans

On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan (the “Plan”), which succeeds the Company’s 2006 Stock Incentive Plan and provided for the grant of up to 2,750,000 shares of our Common Stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities.  On June 25, 2012, the Company’s shareholders approved an amendment to the Plan that increased the number of shares reserved for issuance under the Plan to 13,675,000 of which 4,110,226 remain to be granted as of December 31, 2014.

Stock Options

Outstanding stock options consist of grants made to the Company’s directors and employees under share-based compensation plans that have been approved by the Company’s shareholders.  All outstanding options issued prior to 2014 have original terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over three to ten years. During 2014, there were 5,510,035 stock options granted to certain Company executive managers. The options granted during 2014 ratably vest over a four year period between 2015 and 2018, and expire in August 2021. A summary of the Company’s stock option activity and related information for the years ended December 31, 2014, 2013, and 2012 is as follows.

HAMPTON ROADS BANKSHARES, INC.

	Options Outstanding	Weighted Average Exercise Price	Average Intrinsic Value

Balance at December 31, 2011	30,556	$355.37	$—
Expired	(3,898)	211.38	—
Balance at December 31, 2012	26,658	376.76	—
Expired	(2,475)	221.15	—
Balance at December 31, 2013	24,183	392.44	—
Granted	5,510,035	1.62	—
Expired	(12,677)	436.48	—
Balance at December 31, 2014	5,521,541	$4.34	$—
Options exercisable at
December 31, 2014	11,279	$345.00	$—

As of December 31, 2014, there was $4.9 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.33 years.

Restricted Stock Units

The Company granted restricted stock units to non-employee directors and certain employees as part of incentive programs.  The restricted stock units are settled in Common Stock of the Company and will generally vest over a range of one to four years. Grants of these awards were valued based on the closing price on the day of grant.  Compensation expense for outstanding restricted stock units is recognized ratably over the vesting periods of the awards.  The restricted stock units are not eligible to receive dividends or dividend equivalence until the RSUs are settled in Common Stock of the Company.  At that time, the participant will be entitled to all the same rights as a shareholder of the Company.

A summary of the Company’s unvested restricted stock unit activity and related information for the years ended December 31, 2014, 2013, and 2012 is as follows.

	Number of Unvested Awards	Weighted-Average Grant Date Fair Value

Balance at December 31, 2011	80	$306.25
Vested	1,332,938	1.12
Forfeited	(125,079)	1.32
Balance at December 31, 2012	1,207,939	1.12
Granted	1,000,189	1.50
Vested	(157,466)	1.21
Forfeited	(189,732)	1.12
Balance at December 31, 2013	1,860,930	1.32
Granted	1,721,612	1.64
Vested	(672,782)	1.37
Forfeited and canceled	(787,199)	1.27
Balance at December 31, 2014	2,122,561	$1.57

At December 31, 2014, there were 955,247 of restricted stock units that were fully vested, of which 462,313 were settled in Common Stock of the Company during 2014. There were no restricted stock units settled in Common Stock of the Company during 2013.

HAMPTON ROADS BANKSHARES, INC.

As of December 31, 2014, there was $2.4 million of total unrecognized compensation cost related to restricted stock units.  That cost is expected to be recognized over a weighted-average period of 2.10 years.  During the twelve months ended December 31, 2014, the Company had 672,782 restricted stock units vest at a weighted average price of $1.37 per share.

Compensation cost relating to share-based awards is accounted for in the consolidated financial statements based on the fair value of the share-based award.  Share-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2014, 2013, and 2012 was as follows.

(in thousands)	2014	2013	2012
Expense recognized:
Related to stock options	$515	$24	$5
Related to restricted stock units	1,015	1,056	160
Related tax benefit	—	—	—

(16) Business Segment Reporting

The Company has identified its operating segments by product and subsidiary bank.  The Company’s two community bank subsidiaries, BOHR and Shore, provide loan and deposit services through full-service branches and loan production offices located in Virginia, North Carolina, Delaware, and Maryland. In addition to its banking operations, the Company has two additional reportable segments:  Mortgage and Corporate. Gateway Bank Mortgage, Inc. comprises our Mortgage segment and provides mortgage banking services such as originating and processing mortgage loans for sale to the secondary market.  Our Corporate segment includes the holding company, and immaterial passive operating results from inactive subsidiary units.

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

HAMPTON ROADS BANKSHARES, INC.

The following tables show certain financial information as of and for the years ended December 31, 2014, 2013, and 2012 for each segment and in total. (Note: In order to be consistent with the presentation of total assets at December 31, 2014, total assets at December 31, 2013 and 2012 have been reclassified to remove the impact of investments in subsidiaries from the Eliminations and Corporate segments).

(in thousands)	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Year Ended December 31, 2014
Net interest income (loss)	$60,045	$—	$49,000	$12,015	$517	$(1,487)
Provision for loan losses	(218)	—	260	(400)	(78)	—
Net interest income (loss)
after provision for loan losses	59,827	—	49,260	11,615	439	(1,487)
Noninterest income	24,636	(285)	10,577	3,224	11,542	(422)
Noninterest expense	74,657	(285)	46,994	12,661	11,020	4,267
Income (loss) before provision
for income taxes (benefit)	9,806	—	12,843	2,178	961	(6,176)
Provision for income taxes (benefit)	6	—	—	(8)	31	(17)
Net income (loss)	9,800	—	12,843	2,186	930	(6,159)
Net income attributable to
non-controlling interest	471	—	—	—	471	—
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$9,329	$—	$12,843	$2,186	$459	$(6,159)
Total assets at December 31, 2014	$1,988,606	$(65,634)	$1,671,450	$338,117	$34,644	$10,029

HAMPTON ROADS BANKSHARES, INC.

(in thousands)	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Year Ended December 31, 2013
Net interest income (loss)	$63,501	$—	$52,857	$11,780	$720	$(1,856)
Provision for loan losses	(1,000)	—	(250)	(750)	—	—
Net interest income (loss)
after provision for loan losses	62,501	—	52,607	11,030	720	(1,856)
Noninterest income	25,512	(229)	9,404	1,470	15,832	(965)
Noninterest expense	82,348	(229)	54,869	11,349	13,144	3,215
Income (loss) before provision
for income taxes (benefit)	5,665	—	7,142	1,151	3,408	(6,036)
Provision for income taxes (benefit)	(90)	—	(473)	35	344	4
Net income (loss)	5,755	—	7,615	1,116	3,064	(6,040)
Net income attributable to
non-controlling interest	1,679	—	—	—	1,679	—
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$4,076	$—	$7,615	$1,116	$1,385	$(6,040)
Total assets at December 31, 2013	$1,950,272	$(71,828)	$1,639,033	$327,842	$37,003	$18,222

HAMPTON ROADS BANKSHARES, INC.

(in thousands)	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Year Ended December 31, 2012
Net interest income (loss)	$65,024	$—	$55,228	$11,151	$481	$(1,836)
Provision for loan losses	(14,994)	—	(14,560)	(434)	—	—
Net interest income (loss)
after provision for loan losses	50,030	—	40,668	10,717	481	(1,836)
Noninterest income	7,667	(245)	(7,598)	411	18,428	(3,329)
Noninterest expense	81,427	(245)	60,243	8,481	11,709	1,239
Income (loss) before provision
for income taxes (benefit)	(23,730)	—	(27,173)	2,647	7,200	(6,404)
Provision for income taxes (benefit)	(2,182)	—	—	—	—	(2,182)
Net income (loss)	(21,548)	—	(27,173)	2,647	7,200	(4,222)
Net income attributable to
non-controlling interest	3,543	—	—	—	3,543	—
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$(25,091)	$—	$(27,173)	$2,647	$3,657	$(4,222)
Total assets at December 31, 2012	$2,054,092	$(125,057)	$1,750,997	$312,764	$93,856	$21,532

(17) Derivative Instruments

Derivatives are a financial instrument whose value is based on one or more underlying assets.  The Company originated residential mortgage loans for sale into the secondary market on both a best efforts and (from September 2012 to December 2013) on a mandatory delivery basis.  In connection with the underwriting process, the Company enters into commitments to lock-in the interest rate of the loan with the borrower prior to funding (“interest rate lock commitments”).  Generally, such interest rate lock commitments are for periods less than 60 days.  These interest rate lock commitments are considered derivatives.  The Company manages its exposure to changes in fair value associated with these interest rate lock commitments by entering into simultaneous agreements to sell the residential loans to third party investors shortly after their origination and funding.  At December 31, 2014 and 2013, the Company had loans held for sale of $22.1 million and $25.1 million, respectively.

Under the contractual relationship in the best efforts method, the Company is obligated to sell the loans only if the loans close.  As a result of the terms of these contractual relationships, the Company is not exposed to changes in fair value nor will it realize gains related to its rate-lock commitments due to subsequent changes in interest rates.  At December 31, 2014 and 2013, the Company had rate-lock commitments to originate residential mortgage loans (unfunded par amount of loans) on a best efforts basis in the amounts of $35.6 million and $35.6 million, respectively.

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

HAMPTON ROADS BANKSHARES, INC.

decrease in the carrying value of the underlying loans and interest rate lock commitments totaled $469 thousand.  Gains and losses on the Company’s derivative instruments are included within mortgage banking revenue on the Consolidated Statement of Operations.

Additionally, to meet the needs of its commercial customers, the Company uses interest rate swaps to manage its interest rate risk.  Derivative contracts are executed between the Company and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program enabling the commercial loan customers to effectively exchange variable-rate interest payments under their existing obligations for fixed-rate interest payments.  For the period ended December 31, 2014 and 2013, the Company recorded gains totaling $227 thousand and $744 thousand, respectively, related to trading income on the interest rate swaps included in the back-to-back swap program that was included within other noninterest income on the Consolidated Statement of Operations.  There was no activity related to these interest rate swaps in 2012.
As of December 31, 2014 and December 31, 2013, the Company has derivative financial instruments not included in hedge relationships. These derivatives consist of interest rate swaps to facilitate interest rate management strategies for both the company and its commercial borrowers.
Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company’s derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association (ISDA) master agreements which include right of setoff provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes.
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2014 and December 31, 2013 is presented in the following tables:

		Gross	Net Amounts	Gross Amounts
		Amounts	of Assets	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
(in thousands)	Assets	Sheets	Sheets	Instruments	Received	Amount
Derivative assets:
December 31, 2014	$913	$—	$913	$197	$—	$716
Interest rate swap agreements
December 31, 2013
Interest rate swap agreements	986	—	986	156	—	830

HAMPTON ROADS BANKSHARES, INC.

		Gross	Net Amounts	Gross Amounts
		Amounts	of Liabilities	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Sheets	Sheets	Instruments	Pledged	Amount
Derivative liabilities:
December 31, 2014	$913	$—	$913	$197	$566	$150
Interest rate swap agreements
December 31, 2013
Interest rate swap agreements	986	—	986	156	—	830

(18) Restrictions on Loans and Dividends from Subsidiaries

Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Banks to the Company.  The amount of dividends the Banks may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years.  Under these restrictions, at December 31, 2014, the Banks had no ability to pay dividends without prior approval.  Loans and advances from the Banks to the Company are limited based on regulatory capital.  As of December 31, 2014, there were no loans from the Banks to the Company.

(19) Regulatory Capital Requirements

The Company and the Banks are subject to regulatory capital requirements that measure capital relative to risk-weighted assets and off balance sheet financial instruments.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines that involve quantitative and qualitative measures to ensure capital adequacy.  Tier I capital is comprised of shareholders’ equity and trust preferred securities net of unrealized gains or losses on available for sale securities and intangible assets, while total risk-based capital adds certain debt instruments and qualifying allowances for loan losses.

HAMPTON ROADS BANKSHARES, INC.

A summary of the Company’s and the Banks’ required and actual capital components as of December 31, 2014 and 2013 is as follows.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions

(in thousands except for ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2014
Tier 1 Capital:
Consolidated Company	$221,533	13.90%	$63,759	4.00%	N/A	N/A
Bank of Hampton Roads	168,760	12.73%	53,032	4.00%	79,548	6.00%
Shore Bank	36,362	13.67%	10,637	4.00%	15,955	6.00%
Total Risk-Based Capital:
Consolidated Company	241,546	15.15%	127,518	8.00%	N/A	N/A
Bank of Hampton Roads	185,425	13.99%	106,065	8.00%	132,581	10.00%
Shore Bank	39,336	14.79%	21,274	8.00%	26,592	10.00%
Leverage Ratio:
Consolidated Company	221,533	11.08%	79,991	4.00%	N/A	N/A
Bank of Hampton Roads	168,760	10.16%	66,427	4.00%	83,034	5.00%
Shore Bank	36,362	10.70%	13,595	4.00%	16,994	5.00%
As of December 31, 2013
Tier 1 Capital:
Consolidated Company	$211,809	13.86%	$61,108	4.00%	N/A	N/A
Bank of Hampton Roads	156,605	12.21%	51,294	4.00%	76,942	6.00%
Shore Bank	33,581	13.80%	9,732	4.00%	14,598	6.00%
Total Risk-Based Capital:
Consolidated Company	231,102	15.13%	122,215	8.00%	N/A	N/A
Bank of Hampton Roads	172,832	13.48%	102,589	8.00%	128,236	10.00%
Shore Bank	36,563	15.03%	19,464	8.00%	24,330	10.00%
Leverage Ratio:
Consolidated Company	211,809	10.74%	78,927	4.00%	N/A	N/A
Bank of Hampton Roads	156,605	9.58%	65,415	4.00%	81,769	5.00%
Shore Bank	33,581	9.99%	13,441	4.00%	16,801	5.00%

As of December 31, 2014, the Company exceeded the regulatory capital minimums, and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.

(20) Fair Value Measurements

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

HAMPTON ROADS BANKSHARES, INC.

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

Recurring Basis

The Company measures or monitors certain of its assets on a fair value basis.  Fair value is used on a recurring basis for those assets and liabilities for which an election was made as well as for certain assets and liabilities in which fair value is the primary basis of accounting.  The following tables reflect the fair value of assets measured and recognized at fair value on a recurring basis in the consolidated balance sheets at December 31, 2014 and 2013.

(in thousands)	December 31, 2014	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Investment securities available for sale
U.S. agency securities	$17,653	$—	$17,653	$—
Corporate bonds	14,560	—	14,560	—
Mortgage-backed securities -
Agency	215,428	—	215,428	—
Asset-backed securities	53,197	—	53,197	—
Equity securities	1,383	1,103	—	280
Total investment securities
available for sale	302,221	1,103	300,838	280
Derivative loan commitments
Interest rate lock commitments	472	—	—	472
Total derivative loan commitments	472	—	—	472
Interest rate swaps	913	—	913	—
Total assets	$303,606	$1,103	$301,751	$752

Liabilities
Interest rate swaps	$913	$—	$913	$—
Total liabilities	$913	$—	$913	$—

HAMPTON ROADS BANKSHARES, INC.

(in thousands)	December 31, 2013	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Investment securities available for sale
U.S. agency securities	$21,998	$—	$21,998	$—
State and municipal securities	537	—	537	—
Corporate bonds	17,542	—	17,542	—
Mortgage-backed securities -
Agency	225,845	—	225,845	—
Non-agency	8,180	—	8,180	—
Asset-backed securities	49,871	—	49,871	—
Equity securities	1,511	1,222	—	289
Total investment securities
available for sale	325,484	1,222	323,973	289
Derivative loan commitments
Interest rate lock commitments	844	—	—	844
Total derivative loan commitments	844	—	—	844
Interest rate swaps	986	—	986	—
Total assets	$327,314	$1,222	$324,959	$1,133

Liabilities
Interest rate swaps	$986	$—	$986	$—
Total liabilities	$986	$—	$986	$—

The following table shows a rollforward of recurring fair value measurements categorized with Level 3 of the fair value hierarchy for the years ended December 31, 2014 and 2013.

	Activity in Level 3 Fair Value Measurements Year Ended December 31, 2014		Activity in Level 3 Fair Value Measurements Year Ended December 31, 2013

(in thousands)
	Investment Securities Available for Sale	Derivative Loan Commitments	Investment Securities Available for Sale	Derivative Loan Commitments

Description
Beginning of period balance	$289	$844	$289	$2,040
Unrealized gains included in:
Earnings	—	—	—	—
Other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	(9)	—	—	—
Issuances	—	—	—	—
Settlements	—	(372)	—	(1,196)
End of period balance	$280	$472	$289	$844

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

HAMPTON ROADS BANKSHARES, INC.

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

Derivative Loan Commitments.  The Company originates mortgage loans for sale into the secondary market on both a best efforts and (for the period from September 2012 to December 2013) on a mandatory delivery basis.  Under the best efforts basis, the Company enters into commitments to originate mortgage loans whereby the interest rate is fixed prior to funding.  These commitments, in which the Company intends to sell in the secondary market, are considered freestanding derivatives.  Under the mandatory delivery basis, mortgage loans held for sale and commitments to borrowers to originate loans at agreed upon interest rates expose the Company to changes in market rates and conditions subsequent to the interest rate lock commitment.  The fair values of interest rate lock and mandatory delivery commitments, which are related to mortgage loan commitments and are categorized as Level 3, are based on quoted prices adjusted for commitments that the Company does not expect to fund.

Interest Rate Swaps.  The Company uses observable inputs to determine fair value of its interest rate swaps.  The valuation of these instruments is determined using widely accepted valuation techniques that are based on discounted cash flow analysis using the expected cash flows of each derivative over the contractual terms of the derivatives, including the period to maturity and market-based interest rate curves.  As of and for the year ended December 31, 2014, the fair values of the interest rate swaps were determined using a market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.  The variable cash payments were based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  Accordingly, the Company categorizes these financial instruments within Level 2 of the fair value hierarchy.

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

To assist in the discounting process, a valuation matrix was developed to provide valuation guidance for collateral dependent loans and other real estate owned where it was deemed that an existing appraisal was outdated as to current market conditions.  The matrix applies discounts to external appraisals depending on the type of real estate and age of the appraisal.  The discounts are generally specific point estimates; however in some cases, the matrix allows for a small range of values.  The discounts were based in part upon externally derived statistical data.  The discounts were also based upon management’s knowledge of market conditions and prices of sales of other real estate owned.  In addition, matrix value adjustments may be made by our independent appraisal group to reflect property value trends within specific markets as well as actual sales data from market transactions and/or foreclosed real estate sales.  It is the Company’s policy to classify these as Level 3 assets within the fair value hierarchy.  The average age of appraisals for valuations of collateral dependent impaired loans was 0.56 years as of December 31, 2014.  Management periodically reviews the discounts in the matrix as compared to valuations from updated appraisals and modifies the discounts accordingly should updated appraisals reflect valuations significantly different than those derived utilizing the matrix.  To date, management believes the appraisal discount matrix has resulted in appropriate adjustments to existing appraisals thereby providing management with reasonable valuations for the collateral underlying the loan portfolio; however, while appraisals are indicators of fair value, the amount realized upon sale of these assets could be significantly different.

HAMPTON ROADS BANKSHARES, INC.

The following tables reflect the fair value of assets measured and recognized at fair value on a nonrecurring basis in the consolidated balance sheets at December 31, 2014 and 2013.

	Assets Measured at Fair Value	Fair Value Measurements at December 31, 2014 Using

(in thousands)		Level 1	Level 2	Level 3
Impaired loans	$40,107	$—	$—	$40,107
Other real estate owned
and repossessed assets	21,721	—	—	21,721

	Assets Measured at Fair Value	Fair Value Measurements at
		December 31, 2013 Using
		Level 1	Level 2	Level 3
Impaired loans	$49,319	$—	$—	$49,319
Other real estate owned
and repossessed assets	36,665	—	—	36,665

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

Significant Unobservable Inputs

The following table presents the significant unobservable inputs used to value the Company’s material Level 3 assets; these factors represent the significant unobservable inputs that were used in measurement of fair value.

HAMPTON ROADS BANKSHARES, INC.

	Fair Value at December 31, 2014	Significant Unobservable Inputs by Valuation technique	Significant Unobservable Inputs as of December 31, 2014
(in thousands except for percentages)

Type
Derivative loan commitments	$472	Pull through rate	88%
		Percentage of loans that will
		ultimately close
Impaired loans	40,107	Appraised value	10%
		Discounts to reflect current market
		conditions, ultimate collectability,
		and estimated costs to sell
Other real estate owned	21,721	Appraised value	14%
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
(j)    Commitments to Extend Credit and Standby Letters of Credit
The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments.  These deferred fees are not deemed significant at December 31, 2014 and 2013, and as such, the related fair values have not been estimated.

The carrying amounts and fair values of those financial instruments that are not recorded at fair value at December 31, 2014 and 2013 were as follows.

	2014
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
(in thousands)			Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,395,885	$1,406,608	$—	$—	$1,406,608
Financial Liabilities:
Deposits	1,581,348	1,565,278	—	1,565,278	—
FHLB borrowings	165,847	165,963	—	165,963	—
Other borrowings	29,224	56,703	—	56,703	—

	2013
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
(in thousands)			Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,349,500	$1,367,103	$—	$—	$1,367,103
Financial Liabilities:
Deposits	1,523,328	1,485,554	—	1,485,554	—
FHLB borrowings	194,178	194,191	—	194,191	—
Other borrowings	28,983	56,703	—	56,703	—
(1)Carrying amount and fair value includes impaired loans.  Carrying amount is net of the allowance for loan losses.

(21) Income Taxes

The Company files federal income tax returns in the United States and in the states of Virginia, Delaware, Maryland, North Carolina, and Florida.  With few exceptions, the Company is no longer subject to United States federal and state income tax examinations by tax authorities for years prior to 2011.  The current and deferred components of income tax expense for the years ended December 31, 2014, 2013, and 2012 were as follows.

HAMPTON ROADS BANKSHARES, INC.

(in thousands)	2014	2013	2012
Current	$6	$(90)	$(2,182)
Deferred	6,126	(86)	(9,737)
Deferred tax asset valuation allowance	(6,126)	86	9,737
Income tax expense (benefit)	$6	$(90)	$(2,182)

 The provisions for income taxes for the years ended December 31, 2014, 2013, and 2012 differ from the amount computed by applying the statutory federal income tax rate to income before taxes due to the following.

(in thousands)	2014	2013	2012
Federal income tax expense (benefit),
at statutory rate	$3,432	$1,983	$(9,546)
Change resulting from:
State income tax, net of federal benefit	4	(59)	(529)
Minority Interest	(165)	(588)	—
Valuation allowance of deferred tax assets	(6,126)	86	9,737
Dividends and tax-exempt interest	—	—	10
Officers' life insurance	(1,374)	(1,151)	(299)
Benefit from NOL carryback	—	—	(2,182)
Return to provision adjustments	36	178	—
True-up of deferred assets and liabilities	—	(603)	—
Write-off of deferred tax assets	2,128	—	—
Loss of deferred tax assets due to Section 382 limitation	1,919	—	—
Other	152	64	627
Income tax expense (benefit)	$6	$(90)	$(2,182)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

HAMPTON ROADS BANKSHARES, INC.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 were as follows.

(in thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$79,160	$88,855
Federal net operating loss carryforward	73,879	66,722
State net operating loss carryforward	4,424	3,881
AMT carryforward	502	502
Impairment of other real estate owned, securities and other assets	8,610	13,078
Nonaccrual loan interest	13,077	11,941
Accrued expenses	1,761	1,593
Nonqualified deferred compensation	1,316	1,393
Other	—	320
Total deferred tax assets
before valuation allowance	182,729	188,285
Valuation allowance	(168,735)	(175,970)
Total deferred tax assets	13,994	12,315
Deferred tax liabilities:
Prepaid expenses	374	707
Deferred loan costs	936	749
Fair value adjustment to net assets
acquired in business combinations	10,210	9,533
Unrealized gain on securities
available for sale	789	—
Depreciation	1,645	1,289
Other	40	37
Total deferred tax liabilities	13,994	12,315
Net deferred tax asset	$—	$—

At December 31, 2014, the Company had net operating loss carryforwards of $211.1 million, which are available to offset future federal and state taxable income, if any, through 2034, however due to the 20-year carryforward period limitation, they will start to expire in 2029.  In addition, the Company has alternative minimum tax (“AMT”) credit carryforwards of $502 thousand, which are available to reduce federal regular income taxes, if any, over an indefinite period.

In addition to a net operating loss and AMT carryforwards, our net deferred tax asset consisted primarily of three asset components offset by one liability component:  (1) At December 31, 2014, the timing difference related to the allowance for loan losses was $214.3 million, resulting in a deferred tax asset of $79.2 million.  (2) The timing difference related to impairment of other real estate owned, securities, and other assets was $23.3 million, resulting in a deferred tax asset of $8.6 million.  (3) Interest income related to non-performing loans (referred to as “lost interest”) is recognized as taxable income for tax purposes, but is not recorded as income for book purposes.  Lost interest was $35.4 million at December 31, 2014, resulting in a deferred tax asset of $13.1 million.  The aggregate deferred tax effect of all purchase accounting entries related to the acquisitions of GFH and Shore Financial Corporation resulted in a net deferred tax liability of $10.2 million at December 31, 2014.

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

HAMPTON ROADS BANKSHARES, INC.

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

The Company recognizes interest and penalties related to unrecognized tax benefits as part of the tax provision.  The Company recognized minimal amounts in penalties and fees for the years ended December 31, 2014, 2013, and 2012.  The Company has no uncertain tax positions at December 31, 2014.

(22) Condensed Parent Company Only Financial Statements

The condensed financial position as of December 31, 2014 and 2013 and the condensed results of operations and cash flows for each of the years in the three-year period ended December 31, 2014 of Hampton Roads Bankshares, Inc., parent company only, are presented below. In 2014, we changed our presentation of the Company's 51% ownership in a mortgage banking partnership. In previous financial statement presentations, 100% of this investment was included in Investment in subsidiaries, and a corresponding 49% was included in Non-controlling interest. The Company's 51% ownership is now reflected in Investment in subsidiaries. The 2013 Condensed Balance Sheet and the 2013 and 2012 Condensed Statements of Cash Flows were adjusted to reflect this change in presentation.

Condensed Balance Sheets

(in thousands)	2014	2013
Assets:
Cash on deposit with subsidiaries	$15,887	$25,380
Equity securities available for sale	1,383	246
Investment in subsidiaries	217,931	200,363
Other assets	2,348	1,704
Total assets	$237,549	$227,693
Liabilities:
Borrowings	$29,224	$28,983
Deferred tax liability	10,217	9,691
Other liabilities	1,111	5,621
Total liabilities	40,552	44,295
Shareholders' equity:
Common stock	1,706	1,703
Capital surplus	588,692	587,424
Retained deficit	(395,535)	(404,864)
Accumulated other comprehensive income (loss), net of tax	2,134	(865)
Total shareholders' equity	196,997	183,398
Total liabilities and shareholders' equity	$237,549	$227,693

HAMPTON ROADS BANKSHARES, INC.

Condensed Statements of Operations

(in thousands)	2014	2013	2012
Income:
Interest income	$19	$6	$108
Gain on sale of investment
securities available for sale	—	33	220
Other income	205	403	51
Total income	224	442	379
Expenses:
Interest expense	1,506	1,861	1,945
Other expense	4,265	3,214	1,157
Total expense	5,771	5,075	3,102
Loss before income taxes and equity in
undistributed earnings (loss) of subsidiaries	(5,547)	(4,633)	(2,723)
Income tax expense (benefit)	—	—	(2,182)
Equity in undistributed earnings (loss) of subsidiaries	14,876	8,709	(24,550)
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$9,329	$4,076	$(25,091)

HAMPTON ROADS BANKSHARES, INC.

Condensed Statements of Cash Flows

(in thousands)	2014	2013	2012
Operating Activities:
Net income (loss)	$9,329	$4,076	$(25,091)
Adjustments:
Equity in undistributed (earnings) loss of subsidiaries	(14,876)	(8,709)	24,550
Amortization of intangibles	241	490	491
Share-based compensation expense	1,530	1,080	165
Change in other assets	(118)	5,850	(3,962)
Change in other liabilities	(4,510)	1,112	(3,960)
Net cash provided by
(used in) operating activities	(8,404)	3,899	(7,807)
Investing Activities:
Investment in subsidiaries	—	—	(66,000)
Purchase of investment securities	(830)	—	—
Net cash used in investing activities	(830)	—	(66,000)
Financing Activities:
Issuance of private placement shares, net	—	—	47,135
Issuance of rights offering shares	—	—	43,921
Repurchase of common stock in the settlement of restricted stock units	(259)	—	—
Common stock surrendered	—	(3)	(15)
Net cash provided by (used in) financing activities	(259)	(3)	91,041
Increase (decrease) in cash and cash equivalents	(9,493)	3,896	17,234
Cash and cash equivalents at beginning of year	25,380	21,484	4,250
Cash and cash equivalents at end of year	$15,887	$25,380	$21,484

(23) Related Party Transactions

Loans are made to the Company’s executive officers, directors, and principal shareholders, as well as to entities controlled by any of the foregoing, during the ordinary course of business.  In management’s opinion, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with other persons and do not involve more than normal risk of collectability or present other unfavorable features.  At December 31, 2014 and 2013, loans to executive officers, directors, and principal shareholders of the Company, as well as to entities controlled by any of the foregoing, amounted to $31.3 million and $61.7 million, respectively.  During 2014, additional loans made to related parties amounted to $2.9 million. Due to changes in the composition of the related party group, loans declined by $33.3 million in 2014.

Deposits are taken from the Company’s executive officers, directors, and principal shareholders, as well as to entities controlled by any of the foregoing, during the ordinary course of business.  In management’s opinion, these deposits are taken on substantially the same terms, including interest rates, as those prevailing at the time for comparable deposits from other persons.  At December 31, 2014 and 2013, deposits from executive officers, directors, and principal shareholders of the Company, as well as to entities controlled by any of the foregoing, amounted to $36.6 million and $32.9 million, respectively.

HAMPTON ROADS BANKSHARES, INC.

The Company leases its Kitty Hawk, North Carolina branch from a director and his wife for monthly payments of $19,342.  The lease is a land lease that commenced in April 2006 for a term of twenty years with an annual 2.50% escalation, with three optional five-year renewals.

The Company leases from a director the land on which one of its Eastern Shore branches is located for monthly payments of $2,280.  The terms of this lease were renewed for two years commencing June 5, 2014 and will expire June 5, 2016.  At that time, there is an option to renew the lease for another five-year term.

(24) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for the years ended December 31, 2014 and 2013 is as follows.

	2014
(in thousands)	Fourth	Third	Second	First
Interest income	$18,108	$18,343	$17,934	$17,958
Interest expense	3,227	3,171	2,897	3,003
Net interest income	14,881	15,172	15,037	14,955
Provision for loan losses	102	16	—	100
Noninterest income	5,679	6,134	5,521	7,302
Noninterest expense	19,279	19,149	17,712	18,517
Income before provision
for income taxes	1,179	2,141	2,846	3,640
Provision for income taxes	7	(45)	37	7
Net income	1,172	2,186	2,809	3,633
Net income attributable to
non-controlling interest	174	190	333	(226)
Net income attributable
to Hampton Roads Bankshares, Inc.	$998	$1,996	$2,476	$3,859
Basic and diluted
income per share	$0.01	$0.01	$0.01	$0.02

HAMPTON ROADS BANKSHARES, INC.

	2013
(in thousands)	Fourth	Third	Second	First
Interest income	$18,760	$19,024	$19,589	$19,530
Interest expense	3,084	3,224	3,494	3,600
Net interest income	15,676	15,800	16,095	15,930
Provision for loan losses	—	—	1,000	—
Noninterest income	4,598	7,902	7,584	5,428
Noninterest expense	19,933	20,790	22,193	19,432
Income before provision
for income taxes	341	2,912	486	1,926
Provision for income taxes	(247)	22	135	—
Net income	588	2,890	351	1,926
Net income attributable to
non-controlling interest	37	86	262	1,294
Net income attributable
to Hampton Roads Bankshares, Inc.	$551	$2,804	$89	$632
Basic and diluted
income per share	$—	$0.02	$—	$—
loss per share	$(0.03)	$(0.05)	$(0.15)	$(0.23)

(25) Contingencies

In the ordinary course of operations, the Company may become a party to legal proceedings.  Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

(26) Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

On January 27, 2015, the Company announced that BOHR has agreed to acquire a marine loan portfolio from SGB North America, Inc. ("SGB"). The portfolio consists of approximately $135.0 million of retail loans and dealer inventory or floor plan financing lines of credit. In addition, BOHR and SGB have agreed to certain arrangements where BOHR will be compensated upon the occurrence of events of loan default of certain loans within one year following closing of the transaction. The transaction closed during the first quarter of 2015 with BOHR funding $104.4 million in unpaid principal balances of marine related assets.

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

HAMPTON ROADS BANKSHARES, INC.

to Company management, including the Company’s principal executive and financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures.  The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that material information is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (1992).  Based on this assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting.  No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders.

HAMPTON ROADS BANKSHARES, INC.

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be provided by being incorporated herein by reference to the Company’s definitive proxy statement for the 2015 Annual Meeting of Shareholders.

HAMPTON ROADS BANKSHARES, INC.

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

Hampton Roads Bankshares, Inc.

March 25, 2015	/s/ Douglas J. Glenn
Douglas J. Glenn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE

/s/ Douglas J. Glenn	President, Chief Executive Officer,	March 25, 2015
Douglas J. Glenn	and Director
(Principal Executive Officer)

/s/ Thomas B. Dix III	Executive Vice President, Chief Financial Officer,	March 25, 2015
Thomas B. Dix III	and Treasurer
(Principal Financial Officer)

/s/ Myra Maglalang Langston	Senior Vice President, Controller,	March 25, 2015
Myra Maglalang-Langston	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ Charles M. Johnston	Chairman of the Board	March 25, 2015
Charles M. Johnston

/s/ James F. Burr	Director	March 25, 2015
James F. Burr

/s/ Patrick E. Corbin	Director	March 25, 2015
Patrick E. Corbin

/s/ Henry P. Custis, Jr.	Director	March 25, 2015
Henry P. Custis, Jr.

/s/ Robert B. Goldstein	Director	March 25, 2015
Robert B. Goldstein

/s/ Hal F. Goltz	Director	March 25, 2015
Hal F. Goltz

HAMPTON ROADS BANKSHARES, INC.

/s/ William A. Paulette	Director	March 25, 2015
William A. Paulette

/s/ John S. Poelker	Director	March 25, 2015
John S. Poelker

/s/ Billy G. Roughton	Director	March 25, 2015
Billy G. Roughton

/s/ W. Lewis Witt	Director	March 25, 2015
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

10.13	Hampton Roads Bankshares, Inc. 2011 Omnibus Incentive Plan, attached as Exhibit 4.13 to the Registrant's Registration Statement on Form S-8, filed December 20, 2011, incorporated herein by reference.
10.14
Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of January 1, 2005, attached as Exhibit 99.5 to the Registrant's Current Report on Form 8-K dated June 27, 2006, incorporated herein by reference.

10.15
First Amendment to Bank of Hampton Roads Supplemental Executive Retirement Plan, dated as of December 30, 2008, attached as Exhibit 10.38 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008, incorporated herein by reference.

HAMPTON ROADS BANKSHARES, INC.

10.16
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

10.18
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

10.20
Gateway Financial Holdings, Inc. 2005 Omnibus Stock Ownership and Long-Term Incentive Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 333-127978) dated August 31, 2005, incorporated herein by reference.

10.21
Gateway Financial Holdings, Inc. 2001 Non-statutory Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 333-98021) dated August 13, 2002,  incorporated herein by reference.

10.22
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

10.24
Gateway Financial Holdings, Inc. 1999 BOR Stock Option Plan, attached as Exhibit 4.2 to Gateway Financial Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 333-144841) dated July 25, 2007, incorporated herein by reference.

10.25
Shore Financial Corporation 2001 Stock Incentive Plan, attached as Exhibit 99 to Shore Financial Corporation's Registration Statement on Form S-8 (Registration No. 333-82838) dated February 15, 2002, incorporated herein by reference.

10.26
Shore Savings Bank, F.S.B. 1992 Stock Option Plan dated November 10, 1992, attached as Exhibit 10 to Shore Financial Corporation's Registration Statement on Form S-4EF dated September 15, 1997, incorporated herein by reference.

10.27
Employment Agreement (as amended), dated January 8, 2008, between Shore Bank and Robert J. Bloxom, attached as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, incorporated herein by reference.

10.28	Amended Omnibus Plan, dated June 25, 2012, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed June 25, 2012.
10.29	Form of Restricted Stock Unit Award Agreement, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed January 2, 2013.
10.30
Employment Agreement, dated May 22, 2013, between Donna W. Richards and The Bank of Hampton Roads, Inc. incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 2013, filed August 14, 2013.

10.40
Memorandum of Understanding, effective March 27, 2014, by and among Hampton Roads Bankshares, Inc., The Bank of Hampton Roads, the Federal Reserve Bank of Richmond, and the Bureau of Financial Institutions of the Virginia State Corporation Commission, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed March 27, 2014.

10.41
Employment Agreement, dated August 19, 2014, between Douglas A. Glenn and Hampton Roads Bankshares, Inc., incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed August 22, 2014.

10.42
Employment Agreement, dated August 19, 2014, between Thomas B. Dix, III and Hampton Roads Bankshares, Inc., incorporated by reference from Exhibit 10.2 to the Registrant's Form 8-K, filed August 22, 2014.

10.43
Amendment No. 1 to Employment Agreement, dated August 21, 2014, between Donna W. Richards and The Bank of Hampton Roads, incorporated by reference from Exhibit 10.3 to the Registrant's Form 8-K, filed August 22, 2014.

10.44	Restricted Stock Unit Award Agreement, dated August 22, 2014, incorporated by reference from Exhibit 10.4 to the Registrant's Form 8-K, filed August 22, 2014.

HAMPTON ROADS BANKSHARES, INC.

10.45	Nonqualified Stock Option Agreement, dated August 22, 2014, incorporated by reference from Exhibit 10.5 to the Registrant's Form 8-K, filed August 22, 2014.
10.46	Employment Agreement, dated August 20, 2014, between Herve Bonnet and Hampton Roads Bankshares, Inc., filed herewith.
10.47	Employment Agreement, dated August 19, 2014, between Denise D. Hinkle and Hampton Roads Bankshares, Inc., filed herewith.
10.48	Employment Agreement, dated October 25, 2014, between John F. Marshall, Jr. and Hampton Roads Bankshares, Inc., filed herewith.
10.49	Employment Agreement, dated August 22, 2014, between W. Thomas Mears and Hampton Roads Bankshares, Inc., filed herewith.
21.1	A list of the subsidiaries of Hampton Roads Bankshares, Inc., filed herewith.
23.1	Consent of KPMG LLP, filed herewith.
31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.
31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
99.1	TARP Certification of Chief Executive Officer and Chief Financial Officer, filed herewith.
101
The following materials from the Hampton Roads Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, filed herewith.