Form 10-Q
period 2015-03-31
HAMPTON ROADS BANKSHARES INC
filed 2015-05-14
CIK 1143155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes ☐ No ☒

The number of shares outstanding of the issuer's Common Stock as of April 30, 2015 was 170,697,216 shares, par value $0.01 per share.

HAMPTON ROADS BANKSHARES, INC.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)	March 31, 2015	December 31, 2014
Assets:
Cash and due from banks	$16,259	$16,684
Interest-bearing deposits in other banks	1,984	1,349
Overnight funds sold and due from Federal Reserve Bank	81,151	85,586
Investment securities available for sale, at fair value	234,535	302,221
Restricted equity securities, at cost	13,902	15,827
Loans held for sale	55,519	22,092
Loans	1,534,881	1,422,935
Allowance for loan losses	(28,177)	(27,050)
Net loans	1,506,704	1,395,885
Premises and equipment, net	62,839	63,519
Interest receivable	4,209	4,503
Other real estate owned and repossessed assets,
net of valuation allowance	17,884	21,721
Intangible assets, net	693	842
Bank-owned life insurance	49,885	49,536
Other assets	10,177	8,841
Totals assets	$2,055,741	$1,988,606
Liabilities and Shareholders' Equity:
Deposits:
Noninterest-bearing demand	$292,044	$266,921
Interest-bearing:
Demand	633,034	621,066
Savings	59,814	56,221
Time deposits:
Less than $100	351,077	342,794
$100 or more	347,449	294,346
Total deposits	1,683,418	1,581,348
Federal Home Loan Bank borrowings	125,664	165,847
Other borrowings	29,337	29,224
Interest payable	582	560
Other liabilities	15,170	14,130
Total liabilities	1,854,171	1,791,109
Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000,000 shares authorized; none issued
and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares
authorized; 170,697,216 and 170,572,217 shares issued
and outstanding on March 31, 2015 and December 31, 2014,
respectively	1,707	1,706
Capital surplus	589,264	588,692
Accumulated deficit	(394,200)	(395,535)
Accumulated other comprehensive income (loss), net of tax	3,938	2,134
Total shareholders' equity before non-controlling interest	200,709	196,997
Non-controlling interest	861	500
Total shareholders' equity	201,570	197,497
Total liabilities and shareholders' equity	$2,055,741	$1,988,606
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Three Months Ended
(unaudited)	March 31, 2015	March 31, 2014
Interest Income:
Loans, including fees	$16,159	$15,692
Investment securities	1,742	2,234
Overnight funds sold and due from FRB	59	32
Total interest income	17,960	17,958
Interest Expense:
Deposits:
Demand	674	623
Savings	10	8
Time deposits:
Less than $100	909	772
$100 or more	934	737
Interest on deposits	2,527	2,140
Federal Home Loan Bank borrowings	324	422
Other borrowings	418	441
Total interest expense	3,269	3,003
Net interest income	14,691	14,955
Provision for loan losses	600	100
Net interest income
after provision for loan losses	14,091	14,855
Noninterest Income:
Mortgage banking revenue	4,223	1,811
Service charges on deposit accounts	1,142	1,159
Income from bank-owned life insurance	349	3,216
Gain on sale of investment securities available for sale (includes $112 and $67 accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities during the three months ended March 31, 2015, and March 31, 2014, respectively)	112	67
Loss on sale of premises and equipment	(14)	(13)
Gain on sale of other real estate owned and repossessed assets	76	221
Other than temporary impairment of other real estate owned and repossessed assets	(934)	(336)
Visa check card income	641	593
Other	858	584
Total noninterest income	6,453	7,302
Noninterest Expense:
Salaries and employee benefits	10,667	9,567
Professional and consultant fees	808	1,228
Occupancy	1,629	1,719
FDIC insurance	624	901
Data processing	1,431	1,147
Problem loan and repossessed asset costs	120	433
Equipment	350	373
Directors' and regional board fees	302	387
Advertising and marketing	260	254
Other	2,444	2,508
Total noninterest expense	18,635	18,517
Income before provision for income taxes	1,909	3,640
Provision for income taxes	40	7
Net income	1,869	3,633
Net income (loss) attributable to non-controlling interest	534	(226)
Net income attributable to
Hampton Roads Bankshares, Inc.	$1,335	$3,859
Per Share:
Cash dividends declared	$—	$—
Basic income	$0.01	$0.02
Diluted income	$0.01	$0.02
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three Months Ended
(unaudited)	March 31, 2015		March 31, 2014
Net income		$1,869		$3,633
Other comprehensive income,
net of tax
Change in unrealized gain
on securities available for sale	$1,916		$2,062
Reclassification adjustment for
securities gain included in
net income	(112)		(67)
Other comprehensive income,
net of tax		1,804		1,995
Comprehensive income		3,673		5,628
Comprehensive income (loss) attributable
to non-controlling interest		534		(226)
Comprehensive income
attributable to
Hampton Roads Bankshares, Inc.		$3,139		$5,854
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Non-	Total
(in thousands, except share data)	Common Stock		Capital	Accumulated	Comprehensive	controlling	Shareholders'
(unaudited)	Shares	Amount	Surplus	Deficit	Income (Loss)	Interest	Equity
Balance at December 31, 2014	170,572,217	$1,706	$588,692	$(395,535)	$2,134	$500	$197,497
Net income	—	—	—	1,335	—	534	1,869
Other comprehensive income	—	—	—	—	1,804	—	1,804
Share-based compensation expense	—	—	572	—	—	—	572
Net settlement of restricted stock units	124,999	1	—	—	—	—	1
Distributed non-controlling interest	—	—	—	—	—	(173)	(173)
Balance at March 31, 2015	170,697,216	$1,707	$589,264	$(394,200)	$3,938	$861	$201,570
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Three Months Ended
(unaudited)	March 31, 2015	March 31, 2014
Operating Activities:
Net income	$1,869	$3,633
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	801	833
Amortization of intangible assets and fair value adjustments	79	46
Provision for loan losses	600	100
Proceeds from mortgage loans held for sale	130,729	86,389
Originations of mortgage loans held for sale	(164,156)	(81,846)
Share-based compensation expense	572	362
Net amortization of premiums and accretion of discounts on investment securities available for sale	355	526
Income from bank-owned life insurance	(349)	(3,216)
Gain on sale of investment securities available for sale	(112)	(67)
Loss on sale of premises and equipment	14	13
Gain on sale of other real estate owned and repossessed assets	(76)	(221)
Other-than-temporary impairment of other real estate owned and repossessed assets	934	336
Changes in:
Interest receivable	294	244
Other assets	(1,336)	(2,146)
Interest payable	22	316
Other liabilities	1,040	(388)
Net cash provided by (used in) operating activities	(28,720)	4,914
Investing Activities:
Proceeds from maturities and calls of investment securities available for sale	8,069	8,405
Proceeds from sale of investment securities available for sale	61,178	16,526
Purchase of investment securities available for sale	—	(16,285)
Proceeds from sale of restricted equity securities	2,121	962
Purchase of restricted equity securities	(196)	(25)
Proceeds from sale of premises and equipment	5	70
Purchase of premises and equipment	(140)	(332)
Net (increase) decrease in loans	(111,623)	30,993
Proceeds from bank-owned life insurance death benefit	—	2,226
Proceeds from sale of other real estate owned and repossessed assets, net	3,183	8,855
Net cash provided by (used in) investing activities	(37,403)	51,395
Financing Activities:
Net increase (decrease) in deposits	102,070	(5,417)
Repayments of Federal Home Loan Bank borrowings	(40,000)	(5,017)
Settlement of restricted stock units	1	—
Distributed non-controlling interest	(173)	(44)
Net cash provided by (used in) financing activities	61,898	(10,478)
Increase (decrease) in cash and cash equivalents	(4,225)	45,831
Cash and cash equivalents at beginning of period	103,619	62,301
Cash and cash equivalents at end of period	$99,394	$108,132
Supplemental cash flow information:
Cash paid for interest	$3,001	$2,687
Cash paid for income taxes	3	—
Supplemental non-cash information:
Change in unrealized gain (loss) on securities available for sale	$1,804	$1,995
Transfer from other real estate owned and repossessed assets to loans	594	901
Transfer from loans to other real estate owned and repossessed assets	798	825
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Hampton Roads Bankshares, Inc., (the “Company,” “we,” “us,” or “our”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year. The Company has two banking subsidiaries, Bank of Hampton Roads (“BOHR”) and Shore Bank (“Shore”, collectively the “Banks”), which constitute substantially all of the Company’s assets and operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make assumptions, judgments, and estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the determination of the allowance for loan losses, the valuation of other real estate owned, determination of fair value for financial instruments, and tax assets, liabilities, and expenses

Recent Accounting Pronouncements

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

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - Regulatory Matters

Termination of a Material Definitive Agreement
On February 9, 2015, the Company received notice that the memorandum of understanding, which was effective March 27, 2014 (the “MOU”), by and among the Company, BOHR, the Federal Reserve Bank of Richmond ("FRB") and the Bureau of Financial Institutions of the Virginia State Corporation Commission (“Bureau of Financial Institutions”) was terminated effective February 5, 2015.

Under the MOU that was terminated, the Company and BOHR had agreed that they would obtain prior written approval of the FRB and the Bureau of Financial Institutions before, (i) either the Company or BOHR declared or paid dividends of any kind; (ii) the Company made any payments on its trust preferred securities; (iii) the Company incurred or guaranteed any debt; or (iv) the Company purchased or redeemed any shares of its stock. In addition, the MOU had instituted certain reporting requirements and addressed ongoing regulatory requirements.

NOTE C - Earnings Per Share

The following table shows the basic and diluted earnings per share calculations for the three months ended March 31, 2015 and 2014.

(in thousands, except share and per share data)	Three Months Ended
(unaudited)	March 31, 2015	March 31, 2014
Net income attributable to
Hampton Roads Bankshares, Inc.	$1,335	$3,859
Shares:
Weighted average number
of common shares outstanding	170,948,437	170,477,548
Dilutive stock awards and warrants	1,263,347	751,215
Diluted weighted average number of
common shares outstanding	172,211,784	171,228,763
Basic income per share	$0.01	$0.02
Diluted income per share	$0.01	$0.02

NOTE D - Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale at March 31, 2015 and December 31, 2014 were as follows.

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. agency securities	$15,786	$718	$—	$16,504
Corporate bonds	12,001	—	472	11,529
Mortgage-backed securities -
Agency	178,072	3,671	62	181,681
Asset-backed securities	23,768	22	403	23,387
Equity securities	970	464	—	1,434
Total investment securities
available for sale	$230,597	$4,875	$937	$234,535

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. agency securities	$17,042	$611	$—	$17,653
Corporate bonds	15,080	23	543	14,560
Mortgage-backed securities -
Agency	212,650	2,991	213	215,428
Asset-backed securities	54,345	—	1,148	53,197
Equity securities	970	422	9	1,383
Total investment securities
available for sale	$300,087	$4,047	$1,913	$302,221

Unrealized losses

The following tables reflect the fair values and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014.

	March 31, 2015
(in thousands)	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Corporate bonds	$11,529	$472	$—	$—	$11,529	$472
Mortgage-backed securities -
Agency	3,534	37	1,706	25	5,240	62
Asset-backed securities	14,942	158	5,693	245	20,635	403
	$30,005	$667	$7,399	$270	$37,404	$937

	December 31, 2014
(in thousands)	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Corporate bonds	11,462	542	2,517	1	13,979	543
Mortgage-backed securities -
Agency	17,881	77	7,895	136	25,776	213
Asset-backed securities	34,896	570	15,379	578	50,275	1,148
Equity securities	181	9	—	—	181	9
	$64,420	$1,198	$25,791	$715	$90,211	$1,913

Debt securities with unrealized losses totaling $937 thousand at March 31, 2015 included four corporate securities, five mortgage-backed agency securities, and eight asset-backed securities, compared with unrealized losses totaling $1.9 million at December 31, 2014, which included five corporate securities, twelve mortgage-backed agency securities, and eighteen asset-backed securities. In instances where an unrealized loss did occur, there was no indication of an adverse change in credit on any of the underlying securities in the tables above. Management believes no individual unrealized loss represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis, which may be at maturity.

At March 31, 2015, none of the equity securities experienced unrealized losses compared with one of the equity securities experienced an unrealized loss totaling $9 thousand at December 31, 2014. The Company’s unrealized losses on equity securities were caused by what management deems to be transitory fluctuations in market valuation.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other-than-temporary impairment (“OTTI”)

During the three months ended March 31, 2015 and 2014, none of the investment securities available for sale were determined to be other-than-temporarily impaired; therefore, no losses were recognized through noninterest income.

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

Maturities of investment securities

The amortized cost and fair value by contractual maturity of investment securities available for sale that are not determined to be other-than-temporarily impaired at March 31, 2015 and December 31, 2014 are shown below.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed and asset-backed securities, which are not due at a single maturity date, and equity securities, which do not have contractual maturities, are shown separately.

	March 31, 2015		December 31, 2014
	Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$647	$653	$970	$982
Due after one year
but less than five years	2,323	2,388	5,670	5,726
Due after five years
but less than ten years	13,057	12,682	13,228	12,806
Due after ten years	11,760	12,310	12,254	12,699
Mortgage-backed securities -
Agency	178,072	181,681	212,650	215,428
Asset-backed securities	23,768	23,387	54,345	53,197
Equity securities	970	1,434	970	1,383
Total available for sale securities	$230,597	$234,535	$300,087	$302,221

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Federal Home Loan Bank (“FHLB”)

The Company’s investment in FHLB stock totaled $7.2 million at March 31, 2015 and $9.2 million at December 31, 2014.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security because it is required to be held in order to access FHLB advances (i.e. borrowings).  It is carried at cost as there is no active market or exchange for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2015 and December 31, 2014, and no impairment has been recognized.

Federal Reserve Bank (“FRB”) and Other Restricted Stock

The Company’s investment in FRB and other restricted stock totaled $6.7 million at March 31, 2015 and $6.6 million at December 31, 2014.  FRB stock comprises the majority of this amount and is generally viewed as a long-term investment and as a restricted investment security as it is required to be held to effect membership in the Federal Reserve System.  It is carried at cost as there is not an active market or exchange for the stock other than the FRB or member institutions.  The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2015 and December 31, 2014, except for one restricted equity security, which was determined to be other-than-temporarily impaired at December 31, 2014 with $10 thousand impairment recorded in 2014. No impairment has been recognized for any of the other restricted equity securities, including the investment in FRB.

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

During 2012 and 2013, the Company purchased several portfolios of loans secured by boats totaling $55.7 million that are classified as installment loans. In May 2014, Shore launched Shore Premier Finance ("SPF"), a specialty finance unit that specializes in marine financing for U.S. Coast Guard documented vessels to customers throughout the United States. Through direct marine loan originations, as well as purchases of existing portfolios of marine loans, the Company's intention is to significantly grow the installment loan portion of its loan portfolio. In fact, during the first quarter of 2015, SPF arranged a $104.8 million marine loan portfolio purchase, of which $75.3 million were classified as installment loans and $29.4 million were commercial floor plan loans classified as commercial and industrial.

The total of our loans by segment at March 31, 2015 and December 31, 2014 are as follows.

(in thousands)	March 31, 2015	December 31, 2014
Commercial and Industrial	$252,244	$219,029
Construction	142,489	136,955
Real estate - commercial mortgage	635,761	639,163
Real estate - residential mortgage	351,717	354,017
Installment	153,174	74,821
Deferred loan fees and related costs	(504)	(1,050)
Total loans	$1,534,881	$1,422,935

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan Losses

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the three months ended March 31, 2015 and 2014 is as follows.

	March 31, 2015
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,605	$4,342	$6,854	$7,142	$979	$3,128	$27,050
Charge-offs	(185)	(31)	(100)	(96)	(38)		(450)
Recoveries	363	430	57	97	30		977
Provision	(293)	487	796	(454)	93	(29)	600
Ending balance	$4,490	$5,228	$7,607	$6,689	$1,064	$3,099	$28,177
Ending balance: attributable to
loans individually evaluated
for impairment	$227	$1,318	$551	$1,984	$47		$4,127
Recorded investment: loans
individually evaluated for
impairment	$1,535	$10,795	$22,029	$15,174	$114
Ending balance: attributable to
loans collectively evaluated
for impairment	$4,263	$3,910	$7,056	$4,705	$1,017	$3,099	$24,050
Recorded investment: loans
collectively evaluated for
impairment	$250,709	$131,694	$613,732	$336,543	$153,060

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2014
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,404	$9,807	$10,135	$7,914	$521	$4,250	$35,031
Charge-offs	(132)	(2,824)	(1,630)	(501)	(80)	—	(5,167)
Recoveries	97	664	217	250	68	—	1,296
Provision	587	(1,176)	(715)	800	961	(357)	100
Ending balance	$2,956	$6,471	$8,007	$8,463	$1,470	$3,893	$31,260
Ending balance: attributable to
loans individually evaluated
for impairment	$1,364	$3,108	$2,979	$3,753	$507		$11,711
Recorded investment: loans
individually evaluated for
impairment	$3,567	$11,454	$30,561	$24,052	$1,256
Ending balance: attributable to
loans collectively evaluated
for impairment	$1,592	$3,363	$5,028	$4,710	$963	$3,893	$19,549
Recorded investment: loans
collectively evaluated for
impairment	$202,563	$137,613	$557,919	$331,022	$51,183

Management believes the allowance for loan losses as of March 31, 2015 is adequate to absorb losses inherent in the portfolio and is directionally consistent with the change in the quality of our loan portfolio.  However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.  Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.

Impaired Loans

Total impaired loans were $49.6 million and $48.9 million at March 31, 2015, and December 31, 2014, respectively.  The Company continues to resolve its troubled loans through charge-offs, curtailments, pay offs, and returns of loans to performing status. Collateral dependent impaired loans were $44.1 million and $43.3 million at March 31, 2015, and December 31, 2014, respectively, and are measured at the fair value of the underlying collateral less costs to sell. Impaired loans for which no allowance is provided totaled $29.6 million and $29.1 million at March 31, 2015, and December 31, 2014, respectively.  Loans written down to their estimated fair value of collateral less the costs to sell account for $6.9 million and $7.6 million of the impaired loans for which no allowance has been provided as of March 31, 2015, and December 31, 2014, respectively. The weighted average age of appraisals for collateral dependent loans is 0.41 and 0.56 years at March 31, 2015 and December 31, 2014, respectively.  The remaining impaired loans for which no allowance is provided are expected to be fully covered by the fair value of the collateral, and therefore, no loss is expected on these loans.

The following charts show recorded investment, unpaid balance, and related allowance, as of March 31, 2015 and December 31, 2014, as well as average investment and interest recognized for the three months ended March 31, 2015 and 2014, for impaired loans by major segment and class.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2015			Three Months Ended March 31, 2015
	Recorded	Unpaid	Related	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$1,256	$2,055	$—	$1,344	$2
Construction
1-4 family residential
construction	—	—	—	—	—
Commercial construction	4,365	5,638	—	4,630	16
Real estate
Commercial Mortgage
Owner occupied	12,378	12,577	—	12,737	74
Non-owner occupied	3,956	8,635	—	5,208	4
Residential Mortgage
Secured by 1-4 family
1st lien	6,344	6,912	—	6,866	15
Junior lien	1,244	1,917	—	1,495	1
Installment	10	31	—	14	—
	$29,553	$37,765	$—	$32,294	$112
With an allowance recorded:
Commercial & Industrial	$279	$279	$227	$311	$—
Construction
1-4 family residential
construction	—	—	—	—	—
Commercial construction	6,430	7,304	1,318	6,598	50
Real estate
Commercial Mortgage
Owner occupied	5,695	5,833	551	5,774	47
Non-owner occupied	—	—	—	—	—
Residential Mortgage
Secured by 1-4 family
1st lien	5,771	5,789	1,312	5,813	43
Junior lien	1,815	1,815	672	1,853	11
Installment	104	104	47	104	—
	$20,094	$21,124	$4,127	$20,453	$151
Total:
Commercial & Industrial	$1,535	$2,334	$227	$1,655	$2
Construction	10,795	12,942	1,318	11,228	66
Real estate
Commercial mortgage	22,029	27,045	551	23,719	125
Residential mortgage	15,174	16,433	1,984	16,027	70
Installment	114	135	47	118	—
Total	$49,647	$58,889	$4,127	$52,747	$263

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014			Three Months Ended March 31, 2014
	Recorded	Unpaid	Related	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$1,082	$2,245	$—	$1,911	$3
Construction
1-4 family residential
construction	—	—	—	—	—
Commercial construction	4,273	6,765	—	6,946	13
Real estate
Commercial Mortgage
Owner occupied	12,319	12,692	—	16,590	94
Non-owner occupied	3,550	8,130	—	2,927	13
Residential Mortgage
Secured by 1-4 family
1st lien	6,447	7,104	—	9,557	27
Junior lien	1,372	2,729	—	2,319	3
Installment	11	32	—	65	—
	$29,054	$39,697	$—	$40,315	$153
With an allowance recorded:
Commercial & Industrial	$565	$564	$412	$1,840	$—
Construction
1-4 family residential
construction	—	—	—	—	—
Commercial construction	6,379	6,380	887	5,097	18
Real estate
Commercial Mortgage
Owner occupied	5,313	5,313	379	7,100	56
Non-owner occupied	487	487	100	5,471	—
Residential Mortgage
Secured by 1-4 family
1st lien	4,970	4,981	1,009	10,217	50
Junior lien	1,987	2,013	708	2,865	3
Installment	104	104	47	1,193	2
	$19,805	$19,842	$3,542	$33,783	$129
Total:
Commercial & Industrial	$1,647	$2,809	$412	$3,751	$3
Construction	10,652	13,145	887	12,043	31
Real estate
Commercial mortgage	21,669	26,622	479	32,088	163
Residential mortgage	14,776	16,827	1,717	24,958	83
Installment	115	136	47	1,258	2
Total	$48,859	$59,539	$3,542	$74,098	$282

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-performing Assets

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and other real estate owned and repossessed assets.  Our non-performing assets ratio, defined as the ratio of non-performing assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 2.54% and 2.95% at March 31, 2015 and December 31, 2014, respectively. Non-performing assets as of March 31, 2015 and December 31, 2014, were as follows.

(in thousands)	March 31, 2015	December 31, 2014
Loans 90 days past due and still accruing interest	$—	$—
Nonaccrual loans, including nonaccrual impaired loans	22,911	21,507
Other real estate owned and repossessed assets	17,884	21,721
Non-performing assets	$40,795	$43,228

A reconciliation of nonaccrual loans to impaired loans as of March 31, 2015 and December 31, 2014 is as follows.

(in thousands)	March 31, 2015	December 31, 2014
Nonaccrual loans, including nonaccrual impaired loans	$22,911	$21,507
TDRs on accrual	24,525	25,028
Impaired loans on accrual	2,211	2,324
Total impaired loans	$49,647	$48,859

Nonaccrual Loans

Nonaccrual loans were $22.9 million at March 31, 2015 compared to $21.5 million at December 31, 2014.  If income on nonaccrual loans had been recorded under original terms, $428 thousand and $551 thousand of additional interest income would have been recorded for the three months ended March 31, 2015 and 2014 respectively.

The following table provides a rollforward of nonaccrual loans for the three months ended March 31, 2015.

			Real Estate
(in thousands)	Commercial & Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Total
Balance at December 31, 2014	$1,494	$3,621	$8,190	$8,191	$11	$21,507
Transfers in	370	672	958	1,411	100	3,511
Transfers to OREO	—	—	(168)	(320)	—	(488)
Charge-offs	(185)	(31)	(100)	(96)	(38)	(450)
Payments	(282)	(291)	(78)	(555)	37	(1,169)
Return to accrual	—	—	—	—	—	—
Loan type reclassification	—	—	—	—	—	—
Balance at March 31, 2015	$1,397	$3,971	$8,802	$8,631	$110	$22,911

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Age Analysis of Past Due Loans

An age analysis of past due loans as of March 31, 2015 and December 31, 2014 is as follows.

	March 31, 2015
							90 Days or
							More Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due and
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial & Industrial	$1,349	$49	$1,397	$2,795	$249,449	$252,244	$—
Construction
1-4 family residential
construction	392	—	—	392	21,392	21,784	—
Commercial construction	48	—	3,971	4,019	116,686	120,705	—
Real estate
Commercial Mortgage
Owner occupied	3,670	42	5,108	8,820	250,912	259,732	—
Non-owner occupied	955	—	3,694	4,649	371,380	376,029	—
Residential Mortgage
Secured by 1-4 family
1st lien	652	—	6,672	7,324	219,140	226,464	—
Junior lien	40	34	1,959	2,033	123,220	125,253	—
Installment	—	—	110	110	153,064	153,174	—
Deferred loan fees
and related costs	—	—	—	—	(504)	(504)	—
Total	$7,106	$125	$22,911	$30,142	$1,504,739	$1,534,881	$—

	December 31, 2014
							90 Days or
							More Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due and
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial & Industrial	$648	$—	$1,494	$2,142	$216,887	$219,029	$—
Construction
1-4 family residential
construction	—	—	—	—	17,989	17,989	—
Commercial construction	66	395	3,621	4,082	114,884	118,966	—
Real estate
Commercial Mortgage
Owner occupied	4,567	364	4,417	9,348	241,426	250,774	—
Non-owner occupied	504	63	3,773	4,340	384,049	388,389	—
Residential Mortgage
Secured by 1-4 family
1st lien	1,905	266	5,940	8,111	217,656	225,767	—
Junior lien	264	—	2,251	2,515	125,735	128,250	—
Installment	—	—	11	11	74,810	74,821	—
Deferred loan fees
and related costs	—	—	—	—	(1,050)	(1,050)	—
Total	$7,954	$1,088	$21,507	$30,549	$1,392,386	$1,422,935	$—

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality

The following tables provide information on March 31, 2015 and December 31, 2014 about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator.

	March 31, 2015
		Special Mention		Nonaccrual Loans
(in thousands)	Pass		Substandard		Total
Commercial & Industrial	$232,055	$11,434	$7,358	$1,397	$252,244
Construction
1-4 family residential
construction	21,392	392	—	—	21,784
Commercial construction	92,620	7,461	16,653	3,971	120,705
Real estate
Commercial Mortgage
Owner occupied	230,687	20,566	3,371	5,108	259,732
Non-owner occupied	358,454	8,804	5,077	3,694	376,029
Residential Mortgage
Secured by 1-4 family
1st lien	195,532	18,823	5,437	6,672	226,464
Junior lien	116,875	4,528	1,891	1,959	125,253
Installment	152,007	1,000	57	110	153,174
Deferred loan fees
and related costs	(504)	—	—	—	(504)
Total	$1,399,118	$73,008	$39,844	$22,911	$1,534,881

	December 31, 2014
		Special Mention		Nonaccrual Loans
(in thousands)	Pass		Substandard		Total
Commercial & Industrial	$195,564	$14,455	$7,516	$1,494	$219,029
Construction
1-4 family residential
construction	17,623	366	—	—	17,989
Commercial construction	88,970	9,077	17,298	3,621	118,966
Real estate
Commercial Mortgage
Owner occupied	218,436	22,289	5,632	4,417	250,774
Non-owner occupied	369,745	9,778	5,093	3,773	388,389
Residential Mortgage
Secured by 1-4 family
1st lien	194,104	20,191	5,532	5,940	225,767
Junior lien	118,061	5,686	2,252	2,251	128,250
Installment	73,700	1,002	108	11	74,821
Deferred loan fees
and related costs	(1,050)	—	—	—	(1,050)
Total	$1,275,153	$82,844	$43,431	$21,507	$1,422,935

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Modifications

Loans meeting the criteria to be classified as Troubled Debt Restructurings (“TDRs”) are included in impaired loans. As of March 31, 2015 and December 31, 2014, loans classified as TDRs were $28.3 million and $28.4 million, respectively.  The following table shows the loans classified as TDRs by management at March 31, 2015 and December 31, 2014.

(in thousands except number of contracts)	March 31, 2015		December 31, 2014
		Recorded Investment		Recorded Investment
Troubled Debt Restructurings	Number of Contracts		Number of Contracts
Commercial & Industrial	2	$138	2	$153
Construction
1-4 family residential construction	—	—	—	—
Commercial construction	13	8,696	13	8,905
Real estate
Commercial Mortgage
Owner occupied	13	13,897	11	13,619
Non-owner occupied	1	262	1	264
Residential Mortgage
Secured by 1-4 family, 1st lien	10	4,128	10	4,156
Secured by 1-4 family, junior lien	7	1,208	7	1,292
Installment	1	4	1	4
Total	47	$28,333	45	$28,393

Of total TDRs, $24.5 million was accruing and $3.8 million was nonaccruing at March 31, 2015 and $25.0 million was accruing and $3.4 million was nonaccruing at December 31, 2014.  Loans that are on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers whether such loans may return to accrual status.  TDRs in nonaccrual status are returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan in accordance with the modified terms.  For the three months ended March 31, 2015 none of the nonaccrual TDRs were returned to accrual status; $576 thousand of the nonaccrual TDRs were returned to accrual status during the year ended December 31, 2014.

The following table shows a rollforward of accruing and nonaccruing TDRs for the three months ended March, 31, 2015.

(in thousands)	Accruing	Nonaccruing	Total
Balance at December 31, 2014	$25,028	$3,365	$28,393
Charge-offs	—	—	—
Payments	(356)	(95)	(451)
New TDR designation	391	—	391
Release TDR designation	—	—	—
Transfer	(538)	538	—
Balance at March 31, 2015	$24,525	$3,808	$28,333

The allowance for loan losses allocated to TDRs was $2.0 million and $1.9 million at March 31, 2015 and December 31, 2014, respectively.  There were no TDRs charged off and there was no allocated portion of allowance for loan losses associated with TDRs charged off, during the three months ended March 31, 2015. The total of TDRs charged off and the allocated portion of allowance for loan losses associated with TDRs charged off were $3.2 million and $2.9 million, respectively, during the year ended December 31, 2014.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows a summary of the primary reason and pre- and post-modification outstanding recorded investment for loan modifications that were classified as TDRs during the three months ended March 31, 2015 and March 31, 2014.  These tables include modifications made to existing TDRs as well as new modifications that are considered TDRs for the periods presented.  TDRs made with a below market rate that also include a modification of loan structure are included under rate change.

March 31, 2015
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—	—	$—	$—
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Real estate
Commercial Mortgage
Owner occupied	2	704	391	—	—	—
Non-owner occupied	—	—	—	—	—	—
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	—	—	—
Secured by 1-4 family, junior lien	—	—	—	—	—	—
Installment	—	—	—	—	—	—
Total	2	$704	$391	—	$—	$—

March 31, 2014
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—	—	$—	$—
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Real estate
Commercial Mortgage
Owner occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	2	408	226
Secured by 1-4 family, junior lien	—	—	—	1	2	2
Installment	—	—	—	—	—	—
Total	—	$—	$—	3	$410	$228

For the three months ended March 31, 2015 and 2014, the Company had no loans for which there was a payment default and subsequent movement to nonaccrual status, that were modified as TDR’s within the previous twelve months.

HAMPTON ROADS BANKSHARES, INC
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

The Company does not participate in any government or company sponsored TDR programs and holds no corresponding assets.  Rather, loans are individually modified in situations where the Company believes it will minimize the probability of losses to the Company.  Additionally, the Company had no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs at March 31, 2015.

NOTE F - Other Real Estate Owned and Repossessed Assets

The following table shows a rollforward of other real estate owned and repossessed assets for the three months ended March 31, 2015.

(in thousands)	Amount
Balance at December 31, 2014	$21,721
Transfers in (via foreclosure)	798
Sales	(3,777)
Gain on sales	76
Impairments	(934)
Balance at March 31, 2015	$17,884

Other real estate owned and repossessed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on these assets as of and for the three months ended March 31, 2015 and 2014 is as follows:

(in thousands)	March 31, 2015	March 31, 2014
Balance at beginning of year	$7,553	$12,776
Impairments	934	336
Charge-offs	(953)	(2,791)
Balance at end of year	$7,534	$10,321

Expenses applicable to other real estate owned and repossessed assets for the three months ended March 31, 2015 and 2014 include the following:

(in thousands)	March 31, 2015	March 31, 2014
Gains on sale of other real estate owned	$(76)	$(221)
Impairments	934	336
Operating expenses	131	359
Total	$989	$474

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - Share-Based Compensation Plans

On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan (the “Plan”), which succeeds the Company’s 2006 Stock Incentive Plan and provided for the grant of up to 2,750,000 shares of our Common Stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities.  On June 25, 2012, the Company’s shareholders approved an amendment to the Plan that increased the number of shares reserved for issuance under the Plan to 13,675,000 of which 4,110,226 remain to be granted as of March 31, 2015.

Stock Options

Outstanding stock options consist of grants made to the Company’s directors and employees under share-based compensation plans that have been approved by the Company’s shareholders.  All outstanding options issued prior to 2014 have original terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over three to ten years. During 2014, there were 5,510,035 stock options granted to certain Company executive managers. The options granted during 2014 ratably vest over a four year period between 2015 and 2018, and expire in August 2021. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2015 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Intrinsic Value

Balance at December 31, 2014	5,521,541	4.34	—
Granted	—	—	—
Expired	(823)	238.59	—
Balance at March 31, 2015	5,520,718	$2.30	$—
Options exercisable at
March 31, 2015	10,476	$353.29	$—

As of March 31, 2015, there was $4.5 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.21 years.

Restricted Stock Units

The Company granted restricted stock units ("RSUs") to non-employee directors and certain employees as part of incentive programs.  The restricted stock units are settled in Common Stock of the Company and will generally vest over a range of one to four years. Grants of these awards were valued based on the closing price on the day of grant.  Compensation expense for outstanding restricted stock units is recognized ratably over the vesting periods of the awards.  The restricted stock units are not eligible to receive dividends or dividend equivalence until the RSUs are settled in Common Stock of the Company.  At that time, the participant will be entitled to all the same rights as a shareholder of the Company.

A summary of the Company’s unvested restricted stock unit activity and related information for the three months ended March 31, 2015 is as follows.

	Number of Unvested Awards	Weighted-Average Grant Date Fair Value

Balance at December 31, 2014	2,122,561	$1.57
Granted	—	—
Vested	—	—
Forfeited and canceled	—	—
Balance at March 31, 2015	2,122,561	1.57

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2015, there were 955,247 of restricted stock units that were fully vested, of which 587,312 were settled in Common Stock of the Company.

As of March 31, 2015, there was $2.2 million of total unrecognized compensation cost related to restricted stock units.  That cost is expected to be recognized over a weighted-average period of 1.96 years.

Compensation cost relating to share-based awards is accounted for in the consolidated financial statements based on the fair value of the share-based award.  Share-based compensation expense recognized in the consolidated statements of operations for the years ended March 31, 2015 and 2014 was as follows.

(in thousands)	March 31, 2015	March 31, 2014
Expense recognized:
Related to stock options	$332	$—
Related to restricted stock units	243	362
Related tax benefit	—	—

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

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the 2014 Form 10-K.  Segment profit and loss is measured by net income prior to corporate overhead allocation.  Intersegment transactions are recorded at cost and eliminated as part of the consolidation process.  Because of the interrelationships between the segments, the information is not indicative of how the segments would perform if they operated as independent entities.

The following tables show certain financial information as of and for the three months ended March 31, 2015 and 2014 for each segment and in total. (Note: In order to be consistent with the presentation of total assets at March 31, 2015, total assets at March 31, 2014 have been reclassified to remove the impact of investments in subsidiaries from the Eliminations and Corporate segments).

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Three Months Ended March 31, 2015
Net interest income (loss)	$14,691	$—	$11,996	$3,024	$60	$(389)
Provision for loan losses	600	—	567	75	(42)	—
Net interest income (loss)
after provision for loan losses	14,091	—	11,429	2,949	102	(389)
Noninterest income	6,453	(102)	1,617	674	4,248	16
Noninterest expense	18,635	(76)	11,422	3,500	3,267	522
Income (loss) before provision
for income taxes (benefit)	1,909	(26)	1,624	123	1,083	(895)
Provision for income taxes (benefit)	40	—	—	8	32	—
Net income (loss)	1,869	(26)	1,624	115	1,051	(895)
Net income attributable to
non-controlling interest	534	—	—	—	534	—
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$1,335	$(26)	$1,624	$115	$517	$(895)
Total assets at March 31, 2015	$2,055,741	$(97,158)	$1,681,005	$392,198	$69,746	$9,950

(in thousands)	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Three Months Ended March 31, 2014
Net interest income (loss)	$14,955	$—	$12,385	$2,921	$89	$(440)
Provision for loan losses	100	—	(200)	300	—	—
Net interest income (loss)
after provision for loan losses	14,855	—	12,585	2,621	89	(440)
Noninterest income	7,302	(60)	4,933	618	1,810	1
Noninterest expense	18,517	(61)	12,357	2,974	2,360	887
Income (loss) before provision
for income taxes (benefit)	3,640	1	5,161	265	(461)	(1,326)
Provision for income taxes (benefit)	7	—	—	7	—	—
Net income (loss)	3,633	1	5,161	258	(461)	(1,326)
Net income attributable to
non-controlling interest	(226)	—	—	—	(226)	—
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$3,859	$1	$5,161	$258	$(235)	$(1,326)
Total assets at March 31, 2014	$1,945,612	$(66,037)	$1,635,861	$325,914	$31,980	$17,894

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - Derivative Instruments

Derivatives are a financial instrument whose value is based on one or more underlying assets.  The Company originated residential mortgage loans for sale into the secondary market on both a best efforts and (from September 2012 to December 2013) on a mandatory delivery basis.  In connection with the underwriting process, the Company enters into commitments to lock-in the interest rate of the loan with the borrower prior to funding (“interest rate lock commitments”).  Generally, such interest rate lock commitments are for periods less than 60 days.  These interest rate lock commitments are considered derivatives.  The Company manages its exposure to changes in fair value associated with these interest rate lock commitments by entering into simultaneous agreements to sell the residential loans to third party investors shortly after their origination and funding.  At March 31, 2015 and December 31, 2014, the Company had loans held for sale of $55.5 million and $22.1 million, respectively.

Under the contractual relationship in the best efforts method, the Company is obligated to sell the loans only if the loans close.  As a result of the terms of these contractual relationships, the Company is not exposed to changes in fair value nor will it realize gains related to its rate-lock commitments due to subsequent changes in interest rates.  At March 31, 2015 and December 31, 2014, the Company had rate-lock commitments to originate residential mortgage loans (unfunded par amount of loans) on a best efforts basis in the amounts of $88.0 million and $35.6 million, respectively.

Additionally, to meet the needs of its commercial customers, the Company uses interest rate swaps to manage its interest rate risk.  Derivative contracts are executed between the Company and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program enabling the commercial loan customers to effectively exchange variable-rate interest payments under their existing obligations for fixed-rate interest payments.  For the three months ended March 31, 2015 and 2014, the Company recorded gains totaling $173 thousand and $79 thousand, respectively, related to trading income on the interest rate swaps included in the back-to-back swap program that was included within other noninterest income on the Consolidated Statements of Operations.
As of March 31, 2015 and December 31, 2014, the Company has derivative financial instruments not included in hedge relationships. These derivatives consist of interest rate swaps to facilitate interest rate management strategies for both the company and its commercial borrowers.
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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2015 and December 31, 2014 is presented in the following tables:

		Gross	Net Amounts	Gross Amounts
		Amounts	of Assets	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
(in thousands)	Assets	Sheets	Sheets	Instruments	Received	Amount
Derivative assets:
March 31, 2015
Interest rate swap agreements	$1,661	$—	$1,661	$—	$—	$1,661
December 31, 2014
Interest rate swap agreements	913	—	913	197	—	716

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Gross	Net Amounts	Gross Amounts
		Amounts	of Liabilities	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Sheets	Sheets	Instruments	Pledged	Amount
Derivative liabilities:
March 31, 2015
Interest rate swap agreements	$1,661	$—	$1,661	$—	$1,661	$—
December 31, 2014
Interest rate swap agreements	913	—	913	197	566	150

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

Recurring Basis

The Company measures or monitors certain of its assets on a fair value basis.  Fair value is used on a recurring basis for those assets and liabilities for which an election was made as well as for certain assets and liabilities in which fair value is the primary basis of accounting.  The following tables reflect the fair value of assets measured and recognized at fair value on a recurring basis in the consolidated balance sheets at March 31, 2015 and December 31, 2014.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	March 31, 2015	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Investment securities available for sale
U.S. agency securities	$16,504	$—	$16,504	$—
Corporate bonds	11,529	—	11,529	—
Mortgage-backed securities -
Agency	181,681	—	181,681	—
Asset-backed securities	23,387	—	23,387	—
Equity securities	1,434	1,145	—	289
Total investment securities
available for sale	234,535	1,145	233,101	289
Derivative loan commitments	1,215	—	—	1,215
Interest rate swaps	1,661	—	1,661	—
Total assets	$237,411	$1,145	$234,762	$1,504

Liabilities
Interest rate swaps	$1,661	$—	$1,661	$—
Total liabilities	$1,661	$—	$1,661	$—

(in thousands)	December 31, 2014	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Investment securities available for sale
U.S. agency securities	$17,653	$—	$17,653	$—
Corporate bonds	14,560	—	14,560	—
Mortgage-backed securities -
Agency	215,428	—	215,428	—
Asset-backed securities	53,197	—	53,197	—
Equity securities	1,383	1,103	—	280
Total investment securities
available for sale	302,221	1,103	300,838	280
Derivative loan commitments	472	—	—	472
Interest rate swaps	913	—	913	—
Total assets	$303,606	$1,103	$301,751	$752

Liabilities
Interest rate swaps	$913	$—	$913	$—
Total liabilities	$913	$—	$913	$—

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows a rollforward of recurring fair value measurements categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2015 and 2014.

	Activity in Level 3 Fair Value Measurements Three Months Ended March 31, 2015		Activity in Level 3 Fair Value Measurements Three Months Ended March 31, 2014

(in thousands)
	Investment Securities Available for Sale	Derivative Loan Commitments	Investment Securities Available for Sale	Derivative Loan Commitments

Description
Beginning of period balance	$280	$472	$289	$844
Unrealized gains included in:
Earnings	—	—	—	—
Other comprehensive income	—	—	—	—
Purchases	9	—	—	—
Sales	—	—	—	—
Issuances	—	743	—	—
Settlements	—	—	—	(247)
End of period balance	$289	$1,215	$289	$597

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

Derivative Loan Commitments.  The Company originates mortgage loans for sale into the secondary market on a best efforts basis.  Under the best efforts basis, the Company enters into commitments to originate mortgage loans whereby the interest rate is fixed prior to funding.  These commitments, in which the Company intends to sell in the secondary market, are considered freestanding derivatives.  The fair values of interest rate lock commitments, which are related to mortgage loan commitments and are categorized as Level 3, are based on quoted prices adjusted for commitments that the Company does not expect to fund.

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

Nonrecurring Basis

Certain assets, specifically collateral dependent impaired loans and other real estate owned and repossessed assets, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment and an allowance is established to adjust the asset to its estimated fair value).  The adjustments are based on appraisals of underlying collateral or other observable market prices when current appraisals or observable market prices are available.  Where we do not have an appraisal that is less than

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12 months old, an existing appraisal or other valuation would be utilized after discounting it to reflect current market conditions, and, as such, may include significant management assumptions and input with respect to the determination of fair value.

To assist in the discounting process, a valuation matrix was developed to provide valuation guidance for collateral dependent loans and other real estate owned where it was deemed that an existing appraisal was outdated as to current market conditions.  The matrix applies discounts to external appraisals depending on the type of real estate and age of the appraisal.  The discounts are generally specific point estimates; however in some cases, the matrix allows for a small range of values.  The discounts were based in part upon externally derived statistical data.  The discounts were also based upon management’s knowledge of market conditions and prices of sales of other real estate owned.  In addition, matrix value adjustments may be made by our independent appraisal group to reflect property value trends within specific markets as well as actual sales data from market transactions and/or foreclosed real estate sales.  It is the Company’s policy to classify these as Level 3 assets within the fair value hierarchy.  The weighted average age of appraisals for valuations of collateral dependent impaired loans was 0.41 years as of March 31, 2015 and 0.56 years as of December 31, 2014.  Management periodically reviews the discounts in the matrix as compared to valuations from updated appraisals and modifies the discounts accordingly should updated appraisals reflect valuations significantly different than those derived utilizing the matrix.  To date, management believes the appraisal discount matrix has resulted in appropriate adjustments to existing appraisals thereby providing management with reasonable valuations for the collateral underlying the loan portfolio; however, while appraisals are indicators of fair value, the amount realized upon sale of these assets could be significantly different.

The following tables reflect the fair value of assets measured and recognized at fair value on a nonrecurring basis in the consolidated balance sheets at March 31, 2015 and December 31, 2014.

	Assets Measured at Fair Value	Fair Value Measurements at March 31, 2015 Using

(in thousands)		Level 1	Level 2	Level 3
Impaired loans	$40,367	$—	$—	$40,367
Other real estate owned
and repossessed assets	17,884	—	—	17,884

	Assets Measured at Fair Value	Fair Value Measurements at
		December 31, 2014 Using
		Level 1	Level 2	Level 3
Impaired loans	$40,107	$—	$—	$40,107
Other real estate owned
and repossessed assets	21,721	—	—	21,721

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

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant Unobservable Inputs

The following table presents the significant unobservable inputs used to value the Company’s material Level 3 assets; these factors represent the significant unobservable inputs that were used in measurement of fair value.

	Fair Value at March 31, 2015	Significant Unobservable Inputs by Valuation technique	Significant Unobservable Inputs as of March 31, 2015
(in thousands except for percentages)

Type
Derivative loan commitments	$1,215	Pull through rate	80%
		Percentage of loans that will
		ultimately close
Impaired loans	40,367	Appraised value	10%
		Discounts to reflect current market
		conditions, ultimate collectability,
		and estimated costs to sell
Other real estate owned	17,884	Appraised value	8%
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

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
(j)    Commitments to Extend Credit and Standby Letters of Credit
The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments.  These deferred fees are not deemed significant at March 31, 2015 and December 31, 2014, and as such, the related fair values have not been estimated.

The carrying amounts and fair values of those financial instruments that are not recorded at fair value at March 31, 2015 and December 31, 2014 were as follows.

	March 31, 2015
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
(in thousands)			Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,506,704	$1,518,339	$—	$—	$1,518,339
Financial Liabilities:
Deposits	1,683,418	1,673,588	—	1,673,588	—
FHLB borrowings	125,664	125,749	—	125,749	—
Other borrowings	29,337	56,703	—	56,703	—

	December 31, 2014
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
(in thousands)			Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,395,885	$1,406,608	$—	$—	$1,406,608
Financial Liabilities:
Deposits	1,581,348	1,565,278	—	1,565,278	—
FHLB borrowings	165,847	165,963	—	165,963	—
Other borrowings	29,224	56,703	—	56,703	—
(1)Carrying amount and fair value includes impaired loans.  Carrying amount is net of the allowance for loan losses.

HAMPTON ROADS BANKSHARES, INC
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

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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
For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments, or results, you should carefully review the risk factors summarized below and the more detailed discussion in the "Risk Factors" section of this report.  Our risks include, without limitation, the following:

•	Our success is largely dependent on attracting and retaining key management team members;

•
We are not paying dividends on our Common Stock currently and absent regulatory approval are prevented from doing so. The failure to resume paying dividends on our Common Stock may adversely affect the market price of our Common Stock;

•
We incurred significant losses from 2009 to 2012. While we returned to profitability in 2013 and continued to be profitable during 2015, we can make no assurances that will continue. An inability to improve our profitability could adversely affect our operations and our capital levels;

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

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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
Critical Accounting Policies
U.S. generally accepted accounting principles (“GAAP”) are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex assumptions, judgments, and estimates.  Our assumptions, judgments, and estimates may be incorrect, and changes in such assumptions, judgments, and estimates may have a material impact on the consolidated financial statements.  Actual results, in fact, could differ materially from those estimates.  We consider our policies on allowance for loan losses, the valuation of deferred taxes, and the valuation of other real estate owned to be critical accounting policies. Refer to our 2014 Form 10-K for further discussion of these policies.
Material Trends and Uncertainties
The Company's largest market in which it does business, the Hampton Roads region of Virginia, continues to see a slow but steadily improving economy. According to the U.S. Bureau of Labor Statistics, the Hampton Roads unemployment rate was 5.6% in February 2015, compared to 6.1% in February 2014, and total non-farm employment rose 0.7% from February 2014 to February 2015. The housing market showed signs of strength. According to the Real Estate Information Network, existing home sales rose 32% in March 2015 compared to March 2014, with the median price of existing homes increasing 6%. Distressed home sales declined to 22.7% of all homes sales in March 2015, down from 25% in March 2014.
There was a general market expectation that the Federal Reserve would begin the normalization of interest rates by June 2015. However, first quarter 2015 U.S. economic data which showed slowing economic growth, slow wage growth, and stubbornly low inflation could put those plans on hold. A reading of the minutes from the Federal Open Market Committee’s March 17 and March 18 meetings supports a growing consensus that the Federal Reserve may wait until September 2015, and possibly later, to start raising interest rates. Based on this information, we expect the low interest rate environment to continue through the remainder of 2015.
The loan portfolio grew 7.9% in the first quarter of 2015, primarily driven by a $104.8 million marine loan portfolio purchase, executed by our Shore Premier Finance unit, of which $75.3 million were installment loans and $29.4 million were commercial loans. Despite a modest increase in non-performing and impaired loans in the first quarter, classified loans continued to decline, and overall credit quality, as measured by weighted average risk grade, continued the trend of improvement as well. With mortgage loan rates declining during the first quarter of 2015, there was an increase in demand for refinancing, which drove mortgage banking revenue up 133.2% over the same period last year. Strong growth in deposits continued in the first quarter expanding by $102.1 million, or 6.5%.
For further discussion of the material trends and uncertainties that may affect our results and financial condition, refer to the risk factors contained Part II Item 1A “Risk Factors” in this report.
Company Overview
Hampton Roads Bankshares, Inc. (the “Company”) is a multi-bank holding company headquartered in Virginia Beach, Virginia. The Company’s primary subsidiaries are Bank of Hampton Roads (“BOHR”) and Shore Bank (“Shore” collectively the “Banks”). The Banks engage in general community and commercial banking business, targeting the needs of individuals and small- to medium-

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

sized businesses in our primary service areas. Currently, BOHR operates 17 full-service offices in the Hampton Roads region of southeastern Virginia and 10 full-service offices throughout Richmond, Virginia and the Northeastern and Research Triangle regions of North Carolina that do business as Gateway Bank (“Gateway”). Shore operates 7 full-service offices in the Eastern Shore of Virginia and Maryland and 3 loan production offices in Maryland and Delaware. Through various divisions, the Banks also offer mortgage banking and marine financing. Our largest investor shareholders include Anchorage Capital Group, L.L.C. (“Anchorage”), CapGen Capital Group VI LP (“CapGen”), and The Carlyle Group, L.P. (“Carlyle”). Anchorage, CapGen, and Carlyle own 24.84%, 29.89%, and 24.84%, respectively, of the outstanding shares of our Common Stock as of March 31, 2015.
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
Overview of Results of Operations and Financial Condition
The following commentary provides information about the major components of our financial condition, results of operations, liquidity, and capital resources.  This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements.
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
The Company reported net income for the three months ended March 31, 2015, as it did for all of 2014 and 2013, compared to reporting net operating losses for 2010 to 2012, primarily resulting from improved general economic conditions and credit performance of the Company’s loan portfolio.  There is no guarantee that we will be able to maintain this improvement in our net income. In addition to the risk that the broader economic conditions will stagnate or reverse their improvements, our mortgage banking earnings are particularly volatile due to their dependence upon the direction and level of mortgage interest rates.  As of March 31, 2015, the

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Company exceeded the regulatory capital minimums and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.
The following is a summary of our financial condition as of March 31, 2015 and our financial performance for the three months then ended.

•
Assets were $2.1 billion at March 31, 2015.  Total assets increased by $67.1 million or 3.4% from December 31, 2014.  The increase in assets was primarily associated with a $111.9 million or 7.9% increase in gross loans, a $33.4 million or 151.3% increase in loans held for sale, offset by a $67.7 million or 22.4% decrease in investment securities available for sale, a $4.4 million or 5.2% decrease in overnight funds sold and due from FRB, and a $3.8 million or 17.7% decrease in other real estate owned and repossessed assets, net of valuation allowance.

•
Investment securities available for sale were $234.5 million as of March 31, 2015, down from $302.2 million at December 31, 2014.  The proceeds from investment security sales partially funded the loan portfolio growth during the quarter. A general decrease in interest rates contributed to an increase in the net unrealized gains in our portfolio.

•
The growth in gross loans was primarily driven by a $104.8 million marine loan portfolio purchase; of which $75.3 million were installment loans and $29.4 million were commercial loans. Impaired loans modestly increased by $788 thousand, or 1.6% to $49.6 million at March 31, 2015, compared to $48.9 million at December 31, 2014.

•
Allowance for loan losses increased $1.1 million, or 4.2% to $28.2 million at March 31, 2015; up from $27.1 million at December 31, 2014. The combination of a longer historical loss look-back period, lengthening loss emergence periods in certain loan categories, and substantial loan portfolio growth necessitated an increase in general reserves. A modest rise in non-performing and impaired loans increased specific reserves. Recoveries outpaced charge-offs during the quarter, which helped build the total reserve.

•
Deposits increased $102.1 million or 6.5% from December 31, 2014, as a result of increases of $53.1 million or 18.0% in time deposits over $100 thousand, increases of $25.1 million or 9.4% in noninterest-bearing demand deposits, increases of $12.0 million or 1.9% in interest-bearing demand deposits, increases of $8.3 million or 2.4% in time deposits less than $100 thousand, and increases of $3.6 million or 6.4% in savings deposits. The Company has made a concerted effort to attract additional deposits in order to support loan growth. Approximately half of the deposit growth came from the addition of one commercial deposit relationship obtained through the Company's expansion into Baltimore, MD.

•
Net interest income decreased $264 thousand during the three months ended March 31, 2015 as compared to the same period in 2014.  Several factors contributed to this decline. Average interest-earning assets grew by $113.4 million; however, the average yield on these assets declined 24 basis points. Interest-bearing deposits grew $94.2 million, with the average rate paid on these deposits increasing 7 basis points. Net interest margin was 3.14% at March 31, 2015, compared to 3.40% at March 31, 2014. This decline was primarily driven by the lower average yield earned on loans, as well as increased average rate paid on interest-bearing deposits.

•
A provision for losses for the three months ended March 31, 2015 was recorded for $600 thousand, compared to $100 thousand for the same period in 2014. The need for an increase in the provision expense came as a result of significant portfolio growth and a modest increase in non-performing and impaired loans during the quarter.

•
Noninterest income for the three months ended March 31, 2015 was $6.5 million, a decline of $849 thousand or 11.6% compared to the same period in 2014. Major drivers of this decline included a decrease of $2.9 million in income from bank-owned life insurance; a decrease of $145 thousand in gain on sale of other real estate owned and repossessed assets; and an increase of $598 thousand in other than temporary impairment of other real estate owned and repossessed assets. Mortgage banking revenue experienced healthy growth of $2.4 million or 133.2%.

•
The Company's return on average assets ratio (ROAA) was 0.26%, and 0.80% for the three months ended March 31, 2015 and 2014, respectively, and its return on average equity ratio (ROAE) was 2.66% and 8.25% for the three months ended March 31, 2015 and 2014, respectively.

•
Our effective tax rate was 2.10% for the three months ended March 31, 2015 compared to 0.2% for the same period in 2014.  These taxes related to state income taxes owed.  These rates differ from the statutory rate due primarily to the valuation allowance against the Company’s deferred tax assets.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ANALYSIS OF RESULTS OF OPERATIONS
Net income attributable to Hampton Roads Bankshares, Inc. for the three months ended March 31, 2015 was $1.3 million, as compared with net income of $3.9 million for the three months ended March 31, 2014.
Net Interest Income and Net Interest Margin
Net interest income, a major component of our earnings, is the difference between the income generated by interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin, which is calculated by expressing net interest income as a percentage of average interest-earning assets, is an indicator of effectiveness in generating income from earning assets. Interest-earning assets consist of loans, investment securities, overnight funds sold and due from FRB, and interest-bearing deposits in other banks. Interest-bearing liabilities consist of deposit accounts and borrowings. Net interest income and net interest margin may be significantly impacted by the market interest rates (rate); the mix, duration, and volume of interest-earning assets and interest-bearing liabilities (volume); changes in the yields earned and rates paid; and the level of noninterest-bearing liabilities available to support interest-earning assets.  Our management team strives to maximize net interest income through prudent balance sheet administration and by maintaining appropriate risk levels as determined by our Asset / Liability Committee (“ALCO”) and the Board of Directors. Table 1 presents the average interest-earning assets and liabilities, the average yields earned on such assets and rates paid on such liabilities, net interest margin, and income and expense variances caused by changes in average balances and rates for the indicated periods.
Table 1:  Average Balance Sheet and Net Interest Margin Analysis

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014			2015 Compared to 2014
							Interest
		Interest	Average		Interest	Average	Income/	Variance
(in thousands, except	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to
average yield/rate data)	Balance	Expense	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Loans	$1,519,205	$16,159	4.31%	$1,377,921	$15,692	4.62%	$467	$(5,223)	$5,690
Investment securities	267,303	1,742	2.64	333,798	2,234	2.71	(492)	(47)	(445)
Overnight funds sold
and due from FRB	110,226	59	0.22	72,581	32	0.18	27	10	17
Interest-bearing deposits
in other banks	1,741	—	—	741	—	—	—	—	—
Total interest-earning assets	1,898,475	17,960	3.84	1,785,041	17,958	4.08	2	(5,260)	5,262
Noninterest-earning assets	135,972			150,986
Total assets	$2,034,447			$1,936,027
Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$631,011	$674	0.43%	$606,268	$623	0.42%	$51	$25	$26
Savings deposits	57,471	11	0.08	59,510	8	0.05	3	5	(2)
Time deposits	673,419	1,843	1.11	601,891	1,509	1.02	334	155	179
Total interest-bearing deposits	1,361,901	2,528	0.75	1,267,669	2,140	0.68	388	185	203
Borrowings	181,831	741	1.65	218,783	863	1.60	(122)	148	(270)
Total interest-bearing liabilities	1,543,732	3,269	0.86	1,486,452	3,003	0.82	266	333	(67)
Noninterest-bearing liabilities
Demand deposits	267,408			241,905
Other liabilities	22,455			20,462
Total noninterest-bearing liabilities	289,863			262,367
Total liabilities	1,833,595			1,748,819
Shareholders' equity	200,852			187,208
Total liabilities and shareholders' equity	$2,034,447			$1,936,027
Net interest income		$14,691			$14,955
Net interest spread			2.98%			3.26%
Net interest margin			3.14%			3.40%
Note: Interest income from loans includes fees of $263 and $456 for the three months ended March 31, 2015 and 2014, respectively.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Interest income on loans, including fees, increased predominantly as a result of an increase in average loan balances; however, this growth was offset by a decline in the average yield earned on loans.  Interest income on investment securities decreased due to decline in the overall size of the average investment portfolio, as we partially funded the loan portfolio growth with proceeds from investment security sales.
Interest expense on deposits increased mainly due to an increase in average interest-bearing deposits, as well as an increase in the average rate paid on time deposits. Interest expense on borrowings, which consisted of FHLB borrowings and other borrowings, decreased mainly due to maturing FHLB advances being paid down.
Noninterest Income
Noninterest income comprised 26.4% of total revenue during the three months ended March 31, 2015 and 28.9% during the three months ended March 31, 2014.  We define total revenue as the sum of interest income and noninterest income. Table 2 provides a summary of noninterest income for the three months ended March 31, 2015 and 2014.
Table 2:  Noninterest Income

	Three Months Ended March 31,		2015 Compared to 2014
(in thousands, except for percentages)	2015	2014	$	%
Mortgage banking revenue	$4,223	$1,811	$2,412	133.2%
Service charges on deposit accounts	1,142	1,159	(17)	(1.5)
Income from bank-owned life insurance	349	3,216	(2,867)	(89.1)
Gain on sale of investment securities available for sale	112	67	45	67.2
Loss on sale of premises and equipment	(14)	(13)	(1)	7.7
Gain on sale of other real estate owned & repossessed assets	76	221	(145)	(65.6)
Other than temporary impairment of other real estate owned and repossessed assets	(934)	(336)	(598)	(178.0)
Visa check card income	641	593	48	8.1
Other	858	584	274	46.9
Total noninterest income	$6,453	$7,302	$(849)	(11.6)%
Mortgage banking revenue increased due to declining market interest rates which drove an increase demand for refinancing. Refinancing activity accounted for an average of 47.0% of mortgage originations during the three months ended March 31, 2015, as compared to 32.0% for the same period in 2014. Income from bank-owned life insurance declined due to death benefits received in excess of cash surrender value in the first quarter of 2014, were nonrecurring in 2015. Gain on sale of other real estate owned and repossessed assets declined by $145 thousand as first quarter of 2014 included several transactions with large gains. An increase of $598 thousand in other than temporary impairment of other real estate owned and repossessed assets was driven by updated market values for properties owned, as well as establishing a currency valuation allowance for the one property we own in Canada.
Noninterest Expense
Noninterest expense represents our operating and overhead expenses.  The efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income excluding securities gains was 88.6% during the three months ended March 31, 2015 compared to 83.5%for the same period in 2014. Table 3 provides a summary of noninterest expense for the three months ended March 31, 2015 and 2014.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Table 3:  Noninterest Expense

	Three Months Ended March 31,		2015 Compared to 2014
(in thousands, except for percentages)	2015	2014	$	%
Salaries and employee benefits	10,667	$9,567	$1,100	11.5%
Professional and consultant fees	808	1,228	(420)	(34.2)
Occupancy	1,629	1,719	(90)	(5.2)
FDIC insurance	624	901	(277)	(30.7)
Data processing	1,431	1,147	284	24.8
Problem loan and repossessed asset costs	120	433	(313)	(72.3)
Equipment	350	373	(23)	(6.2)
Directors' and regional board fees	302	387	(85)	(22.0)
Advertising and marketing	260	254	6	2.4
Other	2,444	2,508	(64)	(2.6)
Total noninterest expense	$18,635	$18,517	$118	0.6%
Salaries and employee benefits expense increased for the three months ended March 31, 2015, compared to the same period in 2014, mainly driven by subsidiary expansions, growth in commission expense in the mortgage division, increased share-based compensation, and one-time severance compensation paid out during the quarter. As the Company's credit profile improves and legacy legal issues are resolved, professional and consultant fees have declined. FDIC insurance expense has declined as our assessment rates have decreased due to the Company’s improved risk profile. Data processing expenses increased due to higher software license and maintenance fees. Problem loan and repossessed asset costs declined due to the overall decrease in other real estate owned and repossessed assets, and lower levels of classified loans.
ANALYSIS OF FINANCIAL CONDITION
Assets were $2.1 billion at March 31, 2015.  Total assets increased by $67.1 million or 3.4% from December 31, 2014.  The increase in assets was primarily associated with a $111.9 million or 7.9% increase in gross loans, a $33.4 million or 151.3% increase in loans held for sale, offset by a $67.7 million or 22.4% decrease in investment securities available for sale, a $4.4 million or 5.2% decrease in overnight funds sold and due from FRB, and a $3.8 million or 17.7% decrease in other real estate owned and repossessed assets, net of valuation allowance.
Cash and Cash Equivalents. Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB.  Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity.  Cash and cash equivalents as of March 31, 2015 were $99.4 million compared to $103.6 million at December 31, 2014 and consisted mainly of deposits with FRB.  In the future, the Company expects to utilize its cash on hand to support loan origination activity.
Investment Securities. Our investment portfolio at March 31, 2015 consisted primarily of U.S. agency, mortgage-backed securities (“MBS”), and asset-backed securities ("ABS"). Repayment of principal and interest of the ABS is dependent upon the performance of the underlying loan collateral. The Company performs due diligence of each security on a pre- and post-purchase basis to evaluate the underlying collateral and invests in the investment grade tranches of securitizations. However, should defaults or loss severities exceed the credit enhancement in the structure, payment of principal or interest may be impacted. The Company currently does not own any collateralized loan obligation securities that are not compliant with the Volcker Rule.
Our available for sale securities are reported at fair value and are used primarily for liquidity, pledging, earnings, and asset / liability management purposes and are reviewed quarterly for possible impairment.  Due to portfolio activity, the fair value of our available for sale investment securities at March 31, 2015 decreased $67.7 million or 2.4% to $234.5 million compared to $302.2 million at December 31, 2014. The proceeds from investment security sales partially funded the loan portfolio growth.
Loans. As a holding company of two community banks, we have a primary objective of meeting the business and consumer credit needs within our markets where standards of profitability, client relationships, and credit quality intersect. Our loan portfolio is comprised of commercial and industrial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment loans. Lending decisions are based upon evaluation of the financial strength and credit history of the borrower and the

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

quality and value of the collateral securing the loan. Personal guarantees are required on most loans; however, prudent exceptions are made on occasion based upon the financial viability of the borrowing entity or the underlying project that is being financed.
Gross loans increased by $111.9 million or 7.9% during the three months ended March 31, 2015.  This growth was primarily driven by a $104.8 million marine loan portfolio purchase, arranged by the Shore Premier Finance marine lending unit, of which $75.3 million were installment loans and $29.4 million were commercial loans.
Credit concentrations are measured against internal and prudential regulatory guidelines. Additionally, our prudent business practices and internal guidelines and underwriting standards will continue to be followed in making lending decisions in order to manage exposure to credit-related losses.
Allowance for Loan Losses and Provision for Loan Losses. The allowance for loan losses was $28.2 million or 1.84% of outstanding loans as of March 31, 2015 compared with $27.1 million or 1.90% of outstanding loans as of December 31, 2014.
The allowance for loan losses increased $1.1 million during the three months ended March 31, 2015 as a result of recoveries exceeding charge-offs, and additional provisions for loan losses. Our provision for loan losses was $600 thousand during the three months ended March 31, 2015, compared to $100 thousand recorded for the same period in 2014. We did not make any significant changes to our methodology or model for estimating the allowance for loan losses during this most recent quarter or during any of the past three years.
The allowance consists of specific, general, and unallocated components.  Table 4 provides an allocation of the allowance for loan losses and other related information at March 31, 2015 and December 31, 2014.
Table 4:  Allowance for Loan Losses Components and Related Data

(in thousands, except for percentages)	March 31, 2015	December 31, 2014
Allowance for loan losses:
Specific component	$4,127	$3,542
Pooled component	20,951	20,380
Unallocated component	3,099	3,128
Total	$28,177	$27,050
Impaired loans	$49,647	$48,859
Non-impaired loans	1,485,234	1,374,076
Total loans	$1,534,881	$1,422,935

Specific component as % of impaired loans	8.31%	7.25%
Pooled component as % of non-impaired loans	1.41	1.48
Allowance as % of loans	1.84	1.90
Allowance as % of nonaccrual loans	122.98	125.77
The specific component of our allowance for loan losses relates to loans that are determined to be impaired and, therefore, are individually evaluated for impairment.  The specific component increased during the three months ended March 31, 2015, primarily due to a modest rise in non-performing and impaired loans.  Impaired loans increased to $49.6 million at March 31, 2015 from $48.9 million at December 31, 2014.  Of these loans, $22.9 million were on nonaccrual status at March 31, 2015 as compared with $21.5 million at December 31, 2014, an increase of 13.5%. The general or pooled component relates to groups of homogeneous loans not designated for a specific allowance and collectively evaluated for impairment. The combination of a longer historical loss look-back period, lengthening loss emergence periods in certain loan categories, and substantial loan portfolio growth necessitated an increase in general reserves. Strong net recoveries helped to build the total reserve by offsetting some provisioning that would have been necessary otherwise. A loan loss provision of $600 thousand was added to the total reserve during the quarter. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated portion of the loan loss allowance decreased due to a combination of factors. Macroeconomic indicators, particularly GDP measures, indicated a sharp reduction in economic growth. However, we did not see evidence of this contraction in the markets we serve; therefore, we limited the growth in the unallocated component that considers external variables. The portion of the unallocated component that considers internal variables declined as a reflection of management’s assessment of the improved health of the portfolio and the assessed quality of the Company's credit processes.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Table 5 displays certain ratios used by management in assessing the adequacy of the allowance for loan losses at March 31, 2015 and December 31, 2014.
Table 5:  Adequacy of the Allowance for Loan Losses

	March 31, 2015	December 31, 2014

Non-performing loans for which full loss has been charged off to total loans	0.46%	0.55%
Non-performing loans for which full loss has been charged off to non-performing loans	30.12	35.55
Charge-off rate for non-performing loans for which the full loss has been charged off	54.34	58.19
Coverage ratio net of non-performing loans for which the full loss has been charged off	175.99	195.16
Total allowance divided by total loans less non-performing loans for which the full loss has been charged off	1.88	1.95
Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	20.54	17.88

At March 31, 2015, management believed the level of the allowance for loan losses to be commensurate with the risk existing in our portfolio. However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.
Non-Performing Assets. Management classifies non-performing assets as those loans on which payments have been delinquent 90 days and are still accruing interest, nonaccrual loans, and other real estate and repossessed assets.  Total non-performing assets were $40.8 million and $43.2 million at March 31, 2015 and December 31, 2014, respectively. Our non-performing assets ratio, defined as the ratio of non-performing assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 2.54% and 2.95% at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015 and December 31, 2014 there were no loans categorized as 90 days or more past due and still accruing interest.  Loans in nonaccrual status totaled $22.9 million and $21.5 million at March 31, 2015 and December 31, 2014, respectively. Loans are placed in nonaccrual status when the collection of principal or interest becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever occurs first, unless there are extenuating circumstances. We had $17.9 million and $21.7 million of other real estate owned and repossessed assets at March 31, 2015 and December 31, 2014, respectively.  This decline was mainly due to sales of real estate owned outpacing foreclosure and repossession activity during the quarter. The Company’s largest borrower, as measured by total exposure, was downgraded to substandard in the third quarter of 2014. There is the potential for non-performing assets to materially increase should this borrower’s ability to repay become negatively affected.
Deposits. Deposits increased $102.1 million or 6.5% from December 31, 2014, as a result of increases of $53.1 million or 18.0% in time deposits over $100 thousand, increases of $25.1 million or 9.4% in noninterest-bearing demand deposits, increases of $12.0 million or 1.9% in interest-bearing demand deposits, increases of $8.3 million or 2.4% in time deposits less than $100 thousand, and increases of $3.6 million or 6.4% in savings deposits. The Company has made a concerted effort to attract additional deposits in order to support planned and anticipated loan growth. Approximately half of the deposit growth came from the addition of one commercial deposit relationship obtained through the Company's expansion into Baltimore, MD.
Borrowings. We use short-term and long-term borrowings from various sources including the FRB discount window, FHLB, and trust preferred securities.  We manage the level of our borrowings to ensure that we have adequate sources of liquidity.  Refer to our 2014 Form 10-K for further discussion about our borrowings.
Liquidity. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  It is used by management to provide continuous access to sufficient, reasonably priced funds.  We continued to maintain a strong liquidity position during the three months ended march 31, 2015. At March 31, 2015, cash and cash equivalents were $99.4 million, and investment securities available for sale, at fair value were $234.5 million.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

At March 31, 2015, our Banks had credit lines in the amount of $237.9 million at the FHLB with advances of $125.7 million utilized.  These lines may be utilized for short- and/or long-term borrowing.  At March 31, 2015, all our FHLB borrowings mature by September 2015.  We also possess additional sources of liquidity through a variety of borrowing arrangements.  The Banks also maintain federal funds lines with three regional banking institutions and through the FRB Discount Window.  These available lines totaled approximately $92.7 million at March 31, 2015, and none of these lines were utilized for borrowing purposes at March 31, 2015.
Capital Resources. Total shareholders’ equity increased $4.1 million or 7.4% to $201.6 million at March 31, 2015, from $197.5 million at December 31, 2014. The Company and the Banks are subject to regulatory capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Banks must meet specific capital guidelines that involve quantitative and qualitative measures to ensure capital adequacy.
Tier 1 capital is comprised of total shareholders’ equity before non-controlling interest, plus qualified trust preferred securities, plus net unrealized gains or losses on available for sale securities, less intangible assets. Total risk-based capital adds qualifying allowances for loan losses.  Common equity tier 1 capital is comprised of total shareholders’ equity before non-controlling interest, less intangible assets.
As of March 31, 2015, our consolidated regulatory capital ratios were Tier 1 Leverage Ratio of 11.02%, Tier 1 Risk-Based Capital Ratio of 12.88%, Total Risk-Based Capital Ratio of 14.13%, and Common Equity Tier 1 Capital Ratio of 11.29%.  As of March 31, 2015, the Company exceeded the regulatory capital minimums, and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.  The Banks' Tier 1 Leverage Ratio, Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio, and Common Equity Tier 1 Capital Ratio were as follows: 10.23%, 11.69%, 12.94, and 11.69%, respectively for BOHR and 9.99%, 13.16%, 14.24%, and 13.16%, respectively for Shore.
Contractual Obligations. We have contractual obligations to make future payments on debt and lease agreements.  Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties.  Our contractual obligations consist of time deposits, borrowings, and operating lease obligations.
Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet our customers’ financing needs.  For more information on our off-balance sheet arrangements, refer to Note 13, Financial Instruments with Off-Balance Sheet Risk, of the Notes to Consolidated Financial Statements contained in the 2014 Form 10-K.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

(in thousands, except for percentages and per share data)	March 31, 2015	December 31, 2014
Total assets	$2,055,741	$1,988,606
Less: intangible assets	693	842
Tangible assets	$2,055,048	$1,987,764

Shareholders' equity before
non-controlling interest	$200,709	$196,997
Less: intangible assets	693	842
Shareholders' equity before
non-controlling interest - tangible	$200,016	$196,155

Shareholders' equity before
non-controlling interest (average)	$200,290	$193,761
Less: intangible assets (average)	785	1,151
Shareholders' equity before
non-controlling interest - tangible (average)	$199,505	$192,610

Return on average equity	2.70%	4.81%
Impact of excluding intangible assets	0.01	0.03
Return on average equity - tangible	2.71%	4.84%

Shareholders' equity before
non-controlling interest to total assets	9.76%	9.91%
Impact of excluding intangible assets	0.03	0.04
Tangible common equity to tangible assets	9.73%	9.87%

Book value per share	$1.18	$1.15
Impact of excluding intangible assets	(0.01)	—
Book value per share - tangible	$1.17	$1.15

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
The table below illustrates the expected effect on net interest income for the twelve months following March 31, 2015 and December 31, 2014 due to an immediate change in interest rates.  Estimated changes set forth below are dependent on material assumptions, such as those previously discussed.
Effect on Net Interest Income

	March 31, 2015		December 31, 2014
	Change in Net Interest Income		Change in Net Interest Income
(in thousands, except for percentages)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$2,158	3.42%	$3,811	6.08%
+100 basis points	1,096	1.74	1,940	3.09
–100 basis points	(2,096)	(3.32)	(2,552)	(4.07)
–200 basis points	N/A	N/A	N/A	N/A

As of March 31, 2015, we project an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment.  As of December 31, 2014, we projected an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment.
It should be noted, however, that the simulation analysis is based upon equivalent changes in interest rates for all categories of assets and liabilities.  In normal operating conditions, interest rate changes rarely occur in such a uniform manner.  Many factors affect the timing and magnitude of interest rate changes on financial instruments.  In addition, management may deploy strategies that offset some of the impact of changes in interest rates.  Dependent upon timing and shifts in the interest rate term structure, certain rising rate scenarios are less favorable due to lower levels of assets with short-term re-pricing characteristics, as well as due to the variable rate structure on the majority of our borrowings and the floors on many loans that will cause a delay in any interest income improvement. Consequently, variations should be expected from the projections resulting from the controlled conditions of the simulation analysis.  Management utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income over varying time horizons. The model measures the impact on net interest income relative to a flat-rate case scenario of hypothetical fluctuations in interest. These simulations incorporate assumptions regarding balance sheet mix, pricing and the re-pricing and maturity characteristics of the existing and projected balance sheet.

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2015.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2015 were effective in providing reasonable assurance that material information is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Changes in Internal Control over Financial Reporting.  No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HAMPTON ROADS BANKSHARES, INC.
PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the ordinary course of operations, the Company may become a party to legal proceedings.  Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows, or results of operations except as provided below.

On November 21, 2014, in the matter of Scott C. Harvard v. Shore Bank et al (CL13-4525-00), the Circuit Court for the City of Norfolk, Virginia ruled that former Shore Bank President Scott C. Harvard was entitled to $655,495.43 in severance pay, plus interest from May 20, 2014, and $155,000.00 in attorney’s fees, plus additional fees incurred since July 15, 2014.  Mr. Harvard had initiated the claim in June 2013 alleging that the Company and Shore Bank were contractually obligated to make certain severance payments to him following the termination of his employment in 2009. The Company asserts that Mr. Harvard was not entitled to a “golden parachute” severance due to application of a regulation under the TARP program and furthermore, that based upon the legally distinct entity from which Harvard derived his compensation, Shore Bank did not owe Harvard severance compensation.  The judge ruled in favor of Harvard that the prohibition of the payment of his contracted severance compensation was a taking of his private property without just compensation in violation of the Fifth Amendment to the Constitution, and further that the Company was prohibited from making the argument, based upon the doctrine of judicial estoppel, that Shore Bank was legally distinct from the holding company that employed Mr. Harvard. The Company filed a petition for appeal on February 27, 2015 in the Supreme Court of Virginia.

ITEM 1A – RISK FACTORS

For information regarding factors that could affect the Company's results of operations, financial condition, or liquidity, see the risk factors discussed in the Company's 2014 Form 10-K, Part I, Item 1A "Risk Factors". There have been no material changes to the risk factors as previously disclosed in the 2014 Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of the Company’s Common Stock in the open market and through privately negotiated transactions. There were no share repurchase transactions conducted during the three months ended March 31, 2015.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

See Exhibit Index, which is incorporated in this item by reference.

HAMPTON ROADS BANKSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE:	May 14, 2015	/s/ Thomas B. Dix III
Thomas B. Dix III
Chief Financial Officer

HAMPTON ROADS BANKSHARES, INC.

Exhibit Index
Hampton Roads Bankshares, Inc.

Exhibit Number	Description
10.1	Amendment to the Company's Bylaws adopted by the Board of Directors on March 25, 2015, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed March 27, 2015.
31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.
31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101
The following materials from the Hampton Roads Bankshares, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2015 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, filed herewith.