Form 10-Q
period 2015-06-30
HAMPTON ROADS BANKSHARES INC
filed 2015-08-06
CIK 1143155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes ☐ No ☒

The number of shares outstanding of the issuer's Common Stock as of July 31, 2015 was 170,705,537 shares, par value $0.01 per share.

HAMPTON ROADS BANKSHARES, INC.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)	June 30, 2015	December 31, 2014
Assets:
Cash and due from banks	$17,630	$16,684
Interest-bearing deposits in other banks	1,195	1,349
Overnight funds sold and due from Federal Reserve Bank	45,969	85,586
Investment securities available for sale, at fair value	210,187	302,221
Restricted equity securities, at cost	11,539	15,827
Loans held for sale	65,374	22,092
Loans	1,529,024	1,422,935
Allowance for loan losses	(27,736)	(27,050)
Net loans	1,501,288	1,395,885
Premises and equipment, net	62,511	63,519
Interest receivable	4,115	4,503
Other real estate owned and repossessed assets,
net of valuation allowance	13,112	21,721
Intangible assets, net	545	842
Bank-owned life insurance	50,190	49,536
Other assets	7,648	8,841
Totals assets	$1,991,303	$1,988,606
Liabilities and Shareholders' Equity:
Deposits:
Noninterest-bearing demand	$317,281	$266,921
Interest-bearing:
Demand	619,129	621,066
Savings	58,557	56,221
Time deposits:
Less than $100	346,363	342,794
$100 or more	333,133	294,346
Total deposits	1,674,463	1,581,348
Federal Home Loan Bank borrowings	67,546	165,847
Other borrowings	29,451	29,224
Interest payable	563	560
Other liabilities	15,682	14,130
Total liabilities	1,787,705	1,791,109
Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000,000 shares authorized; none issued
and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares
authorized; 170,697,216 and 170,572,217 shares issued
and outstanding on June 30, 2015 and December 31, 2014,
respectively	1,707	1,706
Capital surplus	589,908	588,692
Accumulated deficit	(391,474)	(395,535)
Accumulated other comprehensive income, net of tax	2,594	2,134
Total shareholders' equity before non-controlling interest	202,735	196,997
Non-controlling interest	863	500
Total shareholders' equity	203,598	197,497
Total liabilities and shareholders' equity	$1,991,303	$1,988,606
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Three Months Ended		Six Months Ended
(unaudited)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest Income:
Loans, including fees	$17,452	$15,584	$33,612	$31,276
Investment securities	1,555	2,299	3,297	4,533
Overnight funds sold and due from FRB	40	51	99	83
Total interest income	19,047	17,934	37,008	35,892
Interest Expense:
Deposits:
Demand	670	658	1,344	1,281
Savings	13	8	23	16
Time deposits:
Less than $100	943	810	1,853	1,581
$100 or more	1,007	779	1,941	1,516
Interest on deposits	2,633	2,255	5,161	4,394
Federal Home Loan Bank borrowings	251	405	574	828
Other borrowings	424	237	842	678
Total interest expense	3,308	2,897	6,577	5,900
Net interest income	15,739	15,037	30,431	29,992
Provision for loan losses	—	—	600	100
Net interest income
after provision for loan losses	15,739	15,037	29,831	29,892
Noninterest Income:
Mortgage banking revenue	5,500	3,144	9,722	4,954
Service charges on deposit accounts	1,298	1,195	2,440	2,354
Income from bank-owned life insurance	305	329	655	3,545
Gain on sale of investment securities available for sale (includes $126, $118, $238 and $185 accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities during the three months ended June 30, 2015 and 2014 and the six months ended June 30, 2015 and 2014, respectively)	126	118	238	185
Loss on sale of premises and equipment	—	(18)	(14)	(31)
Gain (loss) on sale of other real estate owned and repossessed assets	(56)	(77)	20	144
Impairment of other real estate owned and repossessed assets	(331)	(1,090)	(1,265)	(1,426)
Visa check card income	676	654	1,317	1,247
Other	506	1,266	1,364	1,851
Total noninterest income	8,024	5,521	14,477	12,823
Noninterest Expense:
Salaries and employee benefits	11,249	9,109	21,916	18,676
Professional and consultant fees	1,459	1,922	2,267	3,150
Occupancy	1,626	1,501	3,255	3,221
FDIC insurance	399	253	1,023	1,154
Data processing	1,606	1,019	3,037	2,166
Problem loan and repossessed asset costs	492	375	612	807
Equipment	335	391	685	764
Directors' and regional board fees	293	543	594	930
Advertising and marketing	445	349	705	603
Other	2,570	2,250	5,016	4,757
Total noninterest expense	20,474	17,712	39,110	36,228
Income before provision for income taxes	3,289	2,846	5,198	6,487
Provision for income taxes	35	37	75	45
Net income	3,254	2,809	5,123	6,442
Net income attributable to non-controlling interest	528	333	1,062	107
Net income attributable to
Hampton Roads Bankshares, Inc.	$2,726	$2,476	$4,061	$6,335
Per Share:
Basic income	$0.02	$0.01	$0.02	$0.04
Diluted income	$0.02	$0.01	$0.02	$0.04
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three Months Ended				Six Months Ended
(unaudited)	June 30, 2015		June 30, 2014		June 30, 2015		June 30, 2014
Net income		$3,254		$2,809		$5,123		$6,442
Other comprehensive income (loss),
net of tax
Change in unrealized gain (loss)
on securities available for sale	$(1,218)		$2,366		$698		$4,428
Reclassification adjustment for
securities gains included in
net income	(126)		(118)		(238)		(185)
Other comprehensive income (loss),
net of tax		(1,344)		2,248		460		4,243
Comprehensive income		1,910		5,057		5,583		10,685
Comprehensive income
attributable to non-controlling interest		528		333		1,062		107
Comprehensive income
attributable to
Hampton Roads Bankshares, Inc.		$1,382		$4,724		$4,521		$10,578
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Non-	Total
(in thousands, except share data)	Common Stock		Capital	Accumulated	Comprehensive	controlling	Shareholders'
(unaudited)	Shares	Amount	Surplus	Deficit	Income	Interest	Equity
Balance at December 31, 2014	170,572,217	$1,706	$588,692	$(395,535)	$2,134	$500	$197,497
Net income	—	—	—	4,061	—	1,062	5,123
Other comprehensive income	—	—	—	—	460	—	460
Share-based compensation expense	—	—	1,216	—	—	—	1,216
Net settlement of restricted stock units	124,999	1	—	—	—	—	1
Distributed non-controlling interest	—	—	—	—	—	(699)	(699)
Balance at June 30, 2015	170,697,216	$1,707	$589,908	$(391,474)	$2,594	$863	$203,598
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Six Months Ended
(unaudited)	June 30, 2015	June 30, 2014
Operating Activities:
Net income	$5,123	$6,442
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,594	1,641
Amortization of intangible assets and fair value adjustments	223	(84)
Provision for loan losses	600	100
Proceeds from mortgage loans held for sale	324,368	199,263
Originations of mortgage loans held for sale	(367,650)	(204,715)
Share-based compensation expense	1,217	329
Net amortization of premiums and accretion of discounts on investment securities available for sale	1,257	998
Income from bank-owned life insurance	(655)	(3,545)
Gain on sale of investment securities available for sale	(238)	(185)
Loss on sale of premises and equipment	14	31
Gain on sale of other real estate owned and repossessed assets	(20)	(144)
Impairment of other real estate owned and repossessed assets	1,265	1,426
Changes in:
Interest receivable	388	408
Other assets	2,603	(771)
Interest payable	3	(5,544)
Other liabilities	1,552	(528)
Net cash used in operating activities	(28,356)	(4,878)
Investing Activities:
Proceeds from maturities and calls of investment securities available for sale	16,617	17,018
Proceeds from sale of investment securities available for sale	82,694	103,594
Purchase of investment securities available for sale	(7,836)	(138,469)
Proceeds from sale of restricted equity securities	5,839	1,524
Purchase of restricted equity securities	(1,551)	(240)
Proceeds from sale of premises and equipment	26	718
Purchase of premises and equipment	(626)	(896)
Net (increase) decrease in loans	(107,220)	10,802
Proceeds from bank-owned life insurance death benefit	—	5,059
Proceeds from sale of other real estate owned and repossessed assets, net	7,171	13,827
Net cash provided by (used in) investing activities	(4,886)	12,937
Financing Activities:
Net increase (decrease) in deposits	93,115	38,194
Repayments of Federal Home Loan Bank borrowings	(98,000)	(17,517)
Settlement of restricted stock units	1	(19)
Distributed non-controlling interest	(699)	(44)
Net cash provided by (used in) financing activities	(5,583)	20,614
Increase (decrease) in cash and cash equivalents	(38,825)	28,673
Cash and cash equivalents at beginning of period	103,619	62,301
Cash and cash equivalents at end of period	$64,794	$90,974
Supplemental cash flow information:
Cash paid for interest	$6,120	$11,444
Cash paid for income taxes	4	—
Supplemental non-cash information:
Change in unrealized gain on securities available for sale	$460	$4,243
Transfer from other real estate owned and repossessed assets to loans	594	941
Transfer from other real estate owned and repossessed assets to other assets	1,410	—
Transfer from loans to other real estate owned and repossessed assets	1,811	1,804
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Hampton Roads Bankshares, Inc., (the “Company,” “we,” “us,” or “our”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year. The Company has two banking subsidiaries, Bank of Hampton Roads (“BOHR”) and Shore Bank (“Shore”, collectively the “Banks”), which constitute substantially all of the Company’s assets and operations. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”).

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make assumptions, judgments, and estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the determination of the allowance for loan losses, the valuation of other real estate owned, determination of fair value for financial instruments, and the valuation of tax assets and liabilities.

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

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - Earnings Per Share

The following table shows the basic and diluted earnings per share calculations for the three and six months ended June 30, 2015 and 2014.

(in thousands, except share and per share data)	Three Months Ended		Six Months Ended
(unaudited)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income attributable to
Hampton Roads Bankshares, Inc.	$2,726	$2,476	$4,061	$6,335
Shares:
Weighted average number
of common shares outstanding	171,505,172	170,443,468	171,447,138	170,725,817
Dilutive stock awards and warrants	1,170,106	1,284,234	1,095,593	1,279,762
Diluted weighted average number of
common shares outstanding	172,675,278	171,727,702	172,542,731	172,005,579
Basic income per share	$0.02	$0.01	$0.02	$0.04
Diluted income per share	$0.02	$0.01	$0.02	$0.04

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale at June 30, 2015 and December 31, 2014 were as follows.

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. agency securities	$14,973	$581	$—	$15,554
Corporate bonds	11,998	—	701	11,297
Mortgage-backed securities -
Agency	155,878	2,411	194	158,095
Asset-backed securities	23,774	95	125	23,744
Equity securities	970	527	—	1,497
Total investment securities
available for sale	$207,593	$3,614	$1,020	$210,187

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. agency securities	$17,042	$611	$—	$17,653
Corporate bonds	15,080	23	543	14,560
Mortgage-backed securities -
Agency	212,650	2,991	213	215,428
Asset-backed securities	54,345	—	1,148	53,197
Equity securities	970	422	9	1,383
Total investment securities
available for sale	$300,087	$4,047	$1,913	$302,221

Unrealized losses

The following tables reflect the fair values and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014.

	June 30, 2015
(in thousands)	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Corporate bonds	$3,755	$245	$7,542	$456	$11,297	$701
Mortgage-backed securities -
Agency	11,587	144	1,619	50	13,206	194
Asset-backed securities	3,971	10	5,825	115	9,796	125
	$19,313	$399	$14,986	$621	$34,299	$1,020

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

Debt securities with unrealized losses totaling $1.0 million at June 30, 2015 included four corporate securities, eleven mortgage-backed agency securities, and three asset-backed securities, compared with unrealized losses totaling $1.9 million at December 31, 2014, which included five corporate securities, twelve mortgage-backed agency securities, and eighteen asset-backed securities. In instances where an unrealized loss did occur, there was no indication of an adverse change in credit on any of the underlying securities in the tables above. Management believes no individual unrealized loss represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis, which may be at maturity.

At June 30, 2015, none of the equity securities experienced unrealized losses compared with one of the equity securities which experienced an unrealized loss totaling $9 thousand at December 31, 2014. The Company’s unrealized losses on equity securities were caused by what management deems to be transitory fluctuations in market valuation.

Other-than-temporary impairment (“OTTI”)

During the six months ended June 30, 2015 and 2014, none of the investment securities available for sale were determined to be other-than-temporarily impaired; therefore, no losses were recognized through noninterest income.

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

Maturities of investment securities

The amortized cost and fair value by contractual maturity of investment securities available for sale that are not determined to be other-than-temporarily impaired at June 30, 2015 and December 31, 2014 are shown below.

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

	June 30, 2015		December 31, 2014
	Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$646	$649	$970	$982
Due after one year
but less than five years	2,320	2,380	5,670	5,726
Due after five years
but less than ten years	12,865	12,250	13,228	12,806
Due after ten years	11,140	11,572	12,254	12,699
Mortgage-backed securities -
Agency	155,878	158,095	212,650	215,428
Asset-backed securities	23,774	23,744	54,345	53,197
Equity securities	970	1,497	970	1,383
Total available for sale securities	$207,593	$210,187	$300,087	$302,221

Federal Home Loan Bank (“FHLB”)

The Company’s investment in FHLB stock totaled $4.7 million at June 30, 2015 and $9.2 million at December 31, 2014.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security because it is required to be held in order to access FHLB advances (i.e. borrowings).  It is carried at cost as there is no active market or exchange for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2015 and December 31, 2014, and no impairment has been recognized.

Federal Reserve Bank (“FRB”) and Other Restricted Stock

The Company’s investment in FRB and other restricted stock totaled $6.8 million at June 30, 2015 and $6.6 million at December 31, 2014.  FRB stock comprises the majority of this amount and is generally viewed as a long-term investment and as a restricted investment security as it is required to be held to effect membership in the Federal Reserve System.  It is carried at cost as there is not an active market or exchange for the stock other than the FRB or member institutions.  The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2015 and December 31, 2014, except for one restricted equity security, which was determined to be other-than-temporarily impaired at December 31, 2014 for which a $10 thousand impairment was recorded in 2014. No impairment has been recognized for any of the other restricted equity securities, including the investment in FRB.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - Loans and Allowance for Loan Losses

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

During 2012 and 2013, the Company purchased several portfolios of loans secured by boats totaling $55.7 million that are classified as installment loans. In May 2014, Shore launched Shore Premier Finance ("SPF"), a specialty finance unit that specializes in marine financing for U.S. Coast Guard documented vessels to customers throughout the United States. Through direct marine loan originations, as well as purchases of existing portfolios of marine loans, the Company's intention is to significantly grow the installment loan portion of its loan portfolio. During the first quarter of 2015, SPF arranged a $104.7 million marine loan portfolio purchase, of which $75.3 million were classified as installment loans and $29.4 million were commercial floor plan loans classified as commercial and industrial.

The total of our loans by segment at June 30, 2015 and December 31, 2014 are as follows.

(in thousands)	June 30, 2015	December 31, 2014
Commercial and Industrial	$243,023	$219,029
Construction	144,827	136,955
Real estate - commercial mortgage	637,124	639,163
Real estate - residential mortgage	350,086	354,017
Installment	154,396	74,821
Deferred loan fees and related costs	(432)	(1,050)
Total loans	$1,529,024	$1,422,935

Allowance for Loan Losses

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the three and six months ended June 30, 2015 and 2014 is as follows.

	Three Months Ended June 30, 2015
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,490	$5,228	$7,607	$6,689	$1,064	$3,099	$28,177
Charge-offs	(185)	(433)	(166)	(373)	(89)	—	(1,246)
Recoveries	277	60	177	285	6	—	805
Provision	2,007	(574)	(1,178)	(731)	(193)	669	—
Ending balance	$6,589	$4,281	$6,440	$5,870	$788	$3,768	$27,736

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2014
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,956	$6,471	$8,007	$8,463	$1,470	$3,893	$31,260
Charge-offs	(1,028)	(2,604)	(578)	(1,755)	(445)	—	(6,410)
Recoveries	173	619	51	307	62	—	1,212
Provision	(573)	(502)	172	119	473	311	—
Ending balance	$1,528	$3,984	$7,652	$7,134	$1,560	$4,204	$26,062

	Six Months Ended June 30, 2015
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,605	$4,342	$6,854	$7,142	$979	$3,128	$27,050
Charge-offs	(369)	(464)	(266)	(470)	(128)	—	(1,697)
Recoveries	640	491	234	382	36	—	1,783
Provision	1,713	(88)	(382)	(1,184)	(99)	640	600
Ending balance	$6,589	$4,281	$6,440	$5,870	$788	$3,768	$27,736
Ending balance: attributable to
loans individually evaluated
for impairment	$2,845	$1,662	$351	$1,576	$2		$6,436
Recorded investment: loans
individually evaluated for
impairment	$8,026	$24,021	$26,071	$12,475	$69
Ending balance: attributable to
loans collectively evaluated
for impairment	$3,744	$2,619	$6,089	$4,294	$786	$3,768	$21,300
Recorded investment: loans
collectively evaluated for
impairment	$234,997	$120,806	$611,053	$337,611	$154,327

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2014
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,404	$9,807	$10,135	$7,914	$521	$4,250	$35,031
Charge-offs	(1,160)	(5,428)	(2,208)	(2,256)	(525)	—	(11,577)
Recoveries	270	1,283	268	557	130	—	2,508
Provision	14	(1,678)	(543)	919	1,434	(46)	100
Ending balance	$1,528	$3,984	$7,652	$7,134	$1,560	$4,204	$26,062
Ending balance: attributable to
loans individually evaluated
for impairment	$219	$1,038	$2,482	$2,864	$206		$6,809
Recorded investment: loans
individually evaluated for
impairment	$2,366	$7,669	$30,614	$20,150	$374
Ending balance: attributable to
loans collectively evaluated
for impairment	$1,309	$2,946	$5,170	$4,270	$1,354	$4,204	$19,253
Recorded investment: loans
collectively evaluated for
impairment	$195,744	$130,414	$598,150	$327,630	$51,787

Management believes the allowance for loan losses as of June 30, 2015 is adequate to absorb losses inherent in the portfolio.  However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.  Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.

Impaired Loans

Total impaired loans were $70.7 million and $48.9 million at June 30, 2015, and December 31, 2014, respectively.  The Company continues to resolve its troubled loans through charge-offs, curtailments, pay offs, and returns of loans to performing status. Collateral dependent impaired loans were $65.2 million and $43.3 million at June 30, 2015, and December 31, 2014, respectively, and are measured at the fair value of the underlying collateral less costs to sell. Impaired loans for which no allowance is provided totaled $30.3 million and $29.1 million at June 30, 2015, and December 31, 2014, respectively.  Loans written down to their estimated fair value of collateral less the costs to sell account for $6.9 million and $7.6 million of the impaired loans for which no allowance has been provided as of June 30, 2015, and December 31, 2014, respectively. The weighted average age of appraisals for collateral dependent loans is 0.55 and 0.56 years at June 30, 2015 and December 31, 2014, respectively.  The remaining impaired loans for which no allowance is provided are expected to be fully covered by the fair value of the collateral, and therefore, no loss is expected on these loans.

The following charts show recorded investment, unpaid balance, and related allowance, as of June 30, 2015 and December 31, 2014, as well as average investment and interest recognized for the three and six months ended June 30, 2015 and 2014, for impaired loans by major segment and class.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2015			Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Recorded	Unpaid	Related	Average	Interest	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$2,047	$2,826	$—	$2,107	$2	$2,128	$4
Construction
1-4 family residential
construction	—	—	—	—	—	—	—
Commercial construction	2,405	3,926	—	2,624	15	2,735	31
Real estate
Commercial Mortgage
Owner occupied	12,525	12,726	—	12,886	74	12,919	148
Non-owner occupied	7,332	11,340	—	8,486	38	8,510	77
Residential Mortgage
Secured by 1-4 family
1st lien	4,835	5,547	—	5,354	7	5,377	14
Junior lien	1,133	1,790	—	1,358	1	1,390	2
Installment	65	130	—	69	—	69	—
	$30,342	$38,285	$—	$32,884	$137	$33,128	$276
With an allowance recorded:
Commercial & Industrial	$5,979	$5,979	$2,845	$6,000	$—	$6,097	$—
Construction
1-4 family residential
construction	—	—	—	—	—	—	—
Commercial construction	21,616	21,616	1,662	21,703	49	21,776	99
Real estate
Commercial Mortgage
Owner occupied	5,261	5,261	282	5,295	50	5,318	96
Non-owner occupied	953	953	69	956	13	958	25
Residential Mortgage
Secured by 1-4 family
1st lien	4,853	4,864	1,002	5,115	48	5,231	99
Junior lien	1,654	1,654	574	1,694	11	1,697	22
Installment	4	4	2	4	—	4	—
	$40,320	$40,331	$6,436	$40,767	$171	$41,081	$341
Total:
Commercial & Industrial	$8,026	$8,805	$2,845	$8,107	$2	$8,225	$4
Construction	24,021	25,542	1,662	24,327	64	24,511	130
Real estate
Commercial mortgage	26,071	30,280	351	27,623	175	27,705	346
Residential mortgage	12,475	13,855	1,576	13,521	67	13,695	137
Installment	69	134	2	73	—	73	—
Total	$70,662	$78,616	$6,436	$73,651	$308	$74,209	$617

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014			Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Recorded	Unpaid	Related	Average	Interest	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$1,082	$2,245	$—	$1,830	$2	$1,857	$4
Construction
1-4 family residential
construction	—	—	—	—	—	—	—
Commercial construction	4,273	6,765	—	5,022	10	5,182	23
Real estate
Commercial Mortgage
Owner occupied	12,319	12,692	—	17,609	100	17,677	199
Non-owner occupied	3,550	8,130	—	2,548	4	2,566	8
Residential Mortgage
Secured by 1-4 family
1st lien	6,447	7,104	—	6,572	16	6,592	32
Junior lien	1,372	2,729	—	2,558	1	2,562	3
Installment	11	32	—	65	—	65	—
	$29,054	$39,697	$—	$36,204	$133	$36,501	$269
With an allowance recorded:
Commercial & Industrial	$565	$564	$412	$727	$1	$730	$3
Construction
1-4 family residential
construction	—	—	—	—	—	—	—
Commercial construction	6,379	6,380	887	3,346	18	3,367	37
Real estate
Commercial Mortgage
Owner occupied	5,313	5,313	379	7,025	59	7,053	115
Non-owner occupied	487	487	100	5,126	—	5,138	—
Residential Mortgage
Secured by 1-4 family
1st lien	4,970	4,981	1,009	9,655	50	9,667	100
Junior lien	1,987	2,013	708	2,345	4	2,350	7
Installment	104	104	47	313	2	354	3
	$19,805	$19,842	$3,542	$28,537	$134	$28,659	$265
Total:
Commercial & Industrial	$1,647	$2,809	$412	$2,557	$3	$2,587	$7
Construction	10,652	13,145	887	8,368	28	8,549	60
Real estate
Commercial mortgage	21,669	26,622	479	32,308	163	32,434	322
Residential mortgage	14,776	16,827	1,717	21,130	71	21,171	142
Installment	115	136	47	378	2	419	3
Total	$48,859	$59,539	$3,542	$64,741	$267	$65,160	$534

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-performing Assets

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and other real estate owned and repossessed assets.  Our non-performing assets ratio, defined as the ratio of non-performing assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 3.36% and 2.95% at June 30, 2015 and December 31, 2014, respectively. The Company’s largest borrower, as measured by total exposure, was downgraded to substandard in the third quarter of 2014, and was placed in nonaccrual status in the second quarter of 2015. Excluding the impact of this one relationship moving into nonaccrual status, our non-performing assets ratio would have been 2.02% at June 30, 2015, continuing the downward trend in nonaccrual loans. Non-performing assets as of June 30, 2015 and December 31, 2014, were as follows.

(in thousands)	June 30, 2015	December 31, 2014
Loans 90 days past due and still accruing interest	$—	$—
Nonaccrual loans, including nonaccrual impaired loans	40,892	21,507
Other real estate owned and repossessed assets	13,112	21,721
Non-performing assets	$54,004	$43,228

A reconciliation of nonaccrual loans to impaired loans as of June 30, 2015 and December 31, 2014 is as follows.

(in thousands)	June 30, 2015	December 31, 2014
Nonaccrual loans, including nonaccrual impaired loans	$40,892	$21,507
TDRs on accrual	27,658	25,028
Impaired loans on accrual	2,112	2,324
Total impaired loans	$70,662	$48,859

Nonaccrual loans were $40.9 million at June 30, 2015 compared to $21.5 million at December 31, 2014.  The large increase in nonaccrual loans was primarily due to the decision by management to move into default the Company's largest remaining substandard relationship. If income on nonaccrual loans had been recorded under original terms, $764 thousand and $551 thousand of additional interest income would have been recorded for the six months ended June 30, 2015 and 2014 respectively.

The following table provides a rollforward of nonaccrual loans for the six months ended June 30, 2015.

			Real Estate
(in thousands)	Commercial & Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Total
Balance at December 31, 2014	$1,494	$3,621	$8,190	$8,191	$11	$21,507
Transfers in	7,255	16,594	2,659	1,472	102	28,082
Transfers to OREO	—	—	(555)	(1,158)	—	(1,713)
Charge-offs	(369)	(464)	(266)	(470)	(128)	(1,697)
Payments	(479)	(1,769)	(461)	(1,434)	80	(4,063)
Return to accrual	—	(476)	(672)	(76)	—	(1,224)
Balance at June 30, 2015	$7,901	$17,506	$8,895	$6,525	$65	$40,892

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Age Analysis of Past Due Loans

An age analysis of past due loans as of June 30, 2015 and December 31, 2014 is as follows.

	June 30, 2015
							90 Days or
							More Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due and
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial & Industrial	$—	$—	$7,901	$7,901	$235,122	$243,023	$—
Construction
1-4 family residential
construction	—	—	—	—	25,942	25,942	—
Commercial construction	73	—	17,506	17,579	101,306	118,885	—
Real estate
Commercial Mortgage
Owner occupied	1,416	—	4,895	6,311	243,306	249,617	—
Non-owner occupied	644	—	4,000	4,644	382,863	387,507	—
Residential Mortgage
Secured by 1-4 family
1st lien	457	693	4,773	5,923	217,297	223,220	—
Junior lien	138	—	1,752	1,890	124,976	126,866	—
Installment	4	—	65	69	154,327	154,396	—
Deferred loan fees
and related costs	—	—	—	—	(432)	(432)	—
Total	$2,732	$693	$40,892	$44,317	$1,484,707	$1,529,024	$—

	December 31, 2014
							90 Days or
							More Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due and
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial & Industrial	$648	$—	$1,494	$2,142	$216,887	$219,029	$—
Construction
1-4 family residential
construction	—	—	—	—	17,989	17,989	—
Commercial construction	66	395	3,621	4,082	114,884	118,966	—
Real estate
Commercial Mortgage
Owner occupied	4,567	364	4,417	9,348	241,426	250,774	—
Non-owner occupied	504	63	3,773	4,340	384,049	388,389	—
Residential Mortgage
Secured by 1-4 family
1st lien	1,905	266	5,940	8,111	217,656	225,767	—
Junior lien	264	—	2,251	2,515	125,735	128,250	—
Installment	—	—	11	11	74,810	74,821	—
Deferred loan fees
and related costs	—	—	—	—	(1,050)	(1,050)	—
Total	$7,954	$1,088	$21,507	$30,549	$1,392,386	$1,422,935	$—

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality

The following tables provide information on June 30, 2015 and December 31, 2014 about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator.

	June 30, 2015
		Special Mention		Nonaccrual Loans
(in thousands)	Pass		Substandard		Total
Commercial & Industrial	$223,449	$10,089	$1,584	$7,901	$243,023
Construction
1-4 family residential
construction	25,550	392	—	—	25,942
Commercial construction	93,883	7,313	183	17,506	118,885
Real estate
Commercial Mortgage
Owner occupied	225,113	16,301	3,308	4,895	249,617
Non-owner occupied	366,309	8,379	8,819	4,000	387,507
Residential Mortgage
Secured by 1-4 family
1st lien	198,047	15,673	4,727	4,773	223,220
Junior lien	118,683	4,678	1,753	1,752	126,866
Installment	153,267	1,007	57	65	154,396
Deferred loan fees
and related costs	(432)	—	—	—	(432)
Total	$1,403,869	$63,832	$20,431	$40,892	$1,529,024

	December 31, 2014
		Special Mention		Nonaccrual Loans
(in thousands)	Pass		Substandard		Total
Commercial & Industrial	$195,564	$14,455	$7,516	$1,494	$219,029
Construction
1-4 family residential
construction	17,623	366	—	—	17,989
Commercial construction	88,970	9,077	17,298	3,621	118,966
Real estate
Commercial Mortgage
Owner occupied	218,436	22,289	5,632	4,417	250,774
Non-owner occupied	369,745	9,778	5,093	3,773	388,389
Residential Mortgage
Secured by 1-4 family
1st lien	194,104	20,191	5,532	5,940	225,767
Junior lien	118,061	5,686	2,252	2,251	128,250
Installment	73,700	1,002	108	11	74,821
Deferred loan fees
and related costs	(1,050)	—	—	—	(1,050)
Total	$1,275,153	$82,844	$43,431	$21,507	$1,422,935

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Modifications

Loans meeting the criteria to be classified as Troubled Debt Restructurings (“TDRs”) are included in impaired loans. As of June 30, 2015 and December 31, 2014, loans classified as TDRs were $29.7 million and $28.4 million, respectively.  The following table shows the loans classified as TDRs by management at June 30, 2015 and December 31, 2014.

(in thousands except number of contracts)	June 30, 2015		December 31, 2014
		Recorded Investment		Recorded Investment
Troubled Debt Restructurings	Number of Contracts		Number of Contracts
Commercial & Industrial	2	$125	2	$153
Construction
1-4 family residential construction	—	—	—	—
Commercial construction	8	6,918	13	8,905
Real estate
Commercial Mortgage
Owner occupied	13	13,803	11	13,619
Non-owner occupied	4	4,284	1	264
Residential Mortgage
Secured by 1-4 family, 1st lien	10	3,241	10	4,156
Secured by 1-4 family, junior lien	7	1,249	7	1,292
Installment	1	4	1	4
Total	45	$29,624	45	$28,393

Of total TDRs, $27.7 million was accruing and $2.0 million was nonaccruing at June 30, 2015 and $25.0 million was accruing and $3.4 million was nonaccruing at December 31, 2014.  Loans that are on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers whether such loans may return to accrual status.  TDRs in nonaccrual status are returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan in accordance with the modified terms.  For the six months ended June 30, 2015 $22 thousand of the nonaccrual TDRs were returned to accrual status; $576 thousand of the nonaccrual TDRs were returned to accrual status during the year ended December 31, 2014.

The following table shows a rollforward of accruing and nonaccruing TDRs for the six months ended June 30, 2015.

(in thousands)	Accruing	Nonaccruing	Total
Balance at December 31, 2014	$25,028	$3,365	$28,393
Charge-offs	—	(133)	(133)
Payments	(1,276)	(1,932)	(3,208)
New TDR designation	4,422	150	4,572
Release TDR designation	—	—	—
Transfer	(516)	516	—
Balance at June 30, 2015	$27,658	$1,966	$29,624

The allowance for loan losses allocated to TDRs was $1.7 million and $1.9 million at June 30, 2015 and December 31, 2014, respectively.  There were $133 thousand TDRs charged off and there was $133 thousand allocated portion of allowance for loan losses associated with TDRs charged off, during the six months ended June 30, 2015. The total of TDRs charged off and the allocated portion of allowance for loan losses associated with TDRs charged off were $3.2 million and $2.9 million, respectively, during the year ended December 31, 2014.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows a summary of the primary reason and pre- and post-modification outstanding recorded investment for loan modifications that were classified as TDRs during the three and six months ended June 30, 2015 and June 30, 2014.  These tables include modifications made to existing TDRs as well as new modifications that are considered TDRs for the periods presented.  TDRs made with a below market rate that also include a modification of loan structure are included under rate change.

	Three Months Ended June 30, 2015
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—	—	$—	$—
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Real estate
Commercial Mortgage
Owner occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	3	4,606	4,031
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	1	28	28
Secured by 1-4 family, junior lien	—	—	—	1	122	122
Installment	—	—	—	—	—	—
Total	—	$—	$—	5	$4,756	$4,181

Three Months Ended June 30, 2014
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—	1	$68	$68
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Real estate
Commercial Mortgage
Owner occupied	1	451	451	—	—	—
Non-owner occupied	—	—	—	—	—	—
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	—	—	—
Secured by 1-4 family, junior lien	—	—	—	—	—	—
Installment	—	—	—	—	—	—
Total	1	$451	$451	1	$68	$68

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2015
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—	—	$—	$—
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Real estate
Commercial Mortgage
Owner occupied	2	704	391	—	—	—
Non-owner occupied	—	—	—	3	4,606	4,031
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	1	28	28
Secured by 1-4 family, junior lien	—	—	—	1	122	122
Installment	—	—	—	—	—	—
Total	2	$704	$391	5	$4,756	$4,181

	Six Months Ended June 30, 2014
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—	1	$68	$68
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Real estate
Commercial Mortgage
Owner occupied	1	451	451	—	—	—
Non-owner occupied	—	—	—	—	—	—
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	2	408	226
Secured by 1-4 family, junior lien	—	—	—	1	2	2
Installment	—	—	—	—	—	—
Total	1	$451	$451	4	$478	$296

For the three and six months ended June 30, 2015 and 2014, the Company had no loans for which there was a payment default and subsequent movement to nonaccrual status, that were modified as TDR’s within the previous twelve months.

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

The Company does not participate in any government or company sponsored TDR programs and holds no corresponding assets.  Rather, loans are individually modified in situations where the Company believes it will minimize the probability of losses to the Company.  Additionally, the Company had no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs at June 30, 2015.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - Other Real Estate Owned and Repossessed Assets

The following table shows a rollforward of other real estate owned and repossessed assets for the six months ended June 30, 2015.

(in thousands)	Amount
Balance at December 31, 2014	$21,721
Transfers in (via foreclosure)	1,811
Sales	(9,175)
Gain on sales	20
Impairments	(1,265)
Balance at June 30, 2015	$13,112

As of June 30, 2015, there were $3.6 million of residential real estate properties included in the balance of other real estate owned and repossessed assets. Also at June 30, 2015, the Company held $2.0 million of real estate - residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process.

Other real estate owned and repossessed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on these assets as of and for the six months ended June 30, 2015 and 2014 is as follows:

(in thousands)	June 30, 2015	June 30, 2014
Balance at beginning of year	$7,553	$12,776
Impairments	1,265	1,426
Charge-offs	(687)	(4,138)
Balance at end of period	$8,131	$10,064

Expenses applicable to other real estate owned and repossessed assets for the three and six months ended June 30, 2015 and 2014 include the following:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
(Gain) loss on sale	$56	$77	$(20)	$(144)
Impairments	331	1,090	1,265	1,426
Operating expenses	301	334	432	693
Total	$688	$1,501	$1,677	$1,975

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - Share-Based Compensation Plans

On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan (the “Plan”), which succeeds the Company’s 2006 Stock Incentive Plan and provided for the grant of up to 2,750,000 shares of our Common Stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities.  On June 25, 2012, the Company’s shareholders approved an amendment to the Plan that increased the number of shares reserved for issuance under the Plan to 13,675,000 of which 4,110,226 remain to be granted as of June 30, 2015.

Stock Options

Outstanding stock options consist of grants made to the Company’s directors and employees under share-based compensation plans that have been approved by the Company’s shareholders.  All outstanding options issued prior to 2014 have original terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over three to ten years. During 2014, there were 5,510,035 stock options granted to certain Company executive managers. The options granted during 2014 ratably vest over a four year period between 2015 and 2018, and expire in August 2021. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2015 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Average Intrinsic Value

Balance at December 31, 2014	5,521,541	2.33	—
Granted	—	—	—
Expired	(2,144)	446.11	—
Balance at June 30, 2015	5,519,397	$2.16	$—
Options exercisable at
June 30, 2015	9,174	$321.23	$—

As of June 30, 2015, there was $4.1 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 2.10 years.

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

A summary of the Company’s unvested restricted stock unit activity and related information for the six months ended June 30, 2015 is as follows.

	Number of Unvested Awards	Weighted-Average Grant Date Fair Value

Balance at December 31, 2014	2,122,561	$1.57
Granted	—	—
Vested	(440,021)	1.57
Forfeited and canceled	—	—
Balance at June 30, 2015	1,682,540	1.57

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2015, there were 1,395,268 of restricted stock units that were fully vested, of which 587,312 were settled in Common Stock of the Company.

As of June 30, 2015, there was $1.9 million of total unrecognized compensation cost related to restricted stock units.  That cost is expected to be recognized over a weighted-average period of 1.99 years.

Compensation cost relating to share-based awards is accounted for in the consolidated financial statements based on the fair value of the share-based award.  Share-based compensation expense recognized in the consolidated statements of operations for the six months ended June 30, 2015 and 2014 was as follows.

(in thousands)	June 30, 2015	June 30, 2014
Expense recognized:
Related to stock options	$663	$—
Related to restricted stock units	554	329

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - Business Segment Reporting

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

The following tables show certain financial information as of and for the three and six months ended June 30, 2015 and 2014 for each segment and in total.

(in thousands)	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Three Months Ended June 30, 2015
Net interest income (loss)	$15,739	$—	$12,620	$3,222	$287	$(390)
Provision for loan losses	—	—	(5)	—	5	—
Net interest income (loss)
after provision for loan losses	15,739	—	12,625	3,222	282	(390)
Noninterest income	8,024	(101)	2,244	356	5,514	11
Noninterest expense	20,474	(87)	12,634	2,951	4,469	507
Income (loss) before provision
for income taxes	3,289	(14)	2,235	627	1,327	(886)
Provision for income taxes	35	—	—	7	28	—
Net income (loss)	3,254	(14)	2,235	620	1,299	(886)
Net income attributable to
non-controlling interest	528	—	—	—	528	—
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$2,726	$(14)	$2,235	$620	$771	$(886)
Total assets at June 30, 2015	$1,991,303	$(115,329)	$1,619,462	$395,260	$82,045	$9,865

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Three Months Ended June 30, 2014
Net interest income (loss)	$15,037	$—	$12,240	$2,897	$136	$(236)
Provision for loan losses	—	—	(60)	—	60	—
Net interest income (loss)
after provision for loan losses	15,037	—	12,300	2,897	76	(236)
Noninterest income	5,521	(70)	1,276	987	3,142	186
Noninterest expense	17,712	(70)	10,948	2,856	2,540	1,438
Income (loss) before provision
for income taxes	2,846	—	2,628	1,028	678	(1,488)
Provision for income taxes	37	—	—	17	20	—
Net income (loss)	2,809	—	2,628	1,011	658	(1,488)
Net income attributable to
non-controlling interest	333	—	—	—	333	—
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$2,476	$—	$2,628	$1,011	$325	$(1,488)
Total assets at June 30, 2014	$1,975,446	$(69,502)	$1,662,052	$329,621	$42,749	$10,526

(in thousands)	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Six Months Ended June 30, 2015
Net interest income (loss)	$30,431	$—	$24,616	$6,246	$348	$(779)
Provision for loan losses	600	—	562	75	(37)	—
Net interest income (loss)
after provision for loan losses	29,831	—	24,054	6,171	385	(779)
Noninterest income	14,477	(202)	3,860	1,030	9,762	27
Noninterest expense	39,110	(162)	24,056	6,451	7,736	1,029
Income (loss) before provision
for income taxes	5,198	(40)	3,858	750	2,411	(1,781)
Provision for income taxes	75	—	—	15	60	—
Net income (loss)	5,123	(40)	3,858	735	2,351	(1,781)
Net income attributable to
non-controlling interest	1,062	—	—	—	1,062	—
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$4,061	$(40)	$3,858	$735	$1,289	$(1,781)
Total assets at June 30, 2015	$1,991,303	$(115,329)	$1,619,462	$395,260	$82,045	$9,865

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Six Months Ended June 30, 2014
Net interest income (loss)	$29,992	$—	$24,625	$5,818	$225	$(676)
Provision for loan losses	100	—	(260)	300	60	—
Net interest income (loss)
after provision for loan losses	29,892	—	24,885	5,518	165	(676)
Noninterest income	12,823	(130)	6,209	1,605	4,952	187
Noninterest expense	36,228	(130)	23,304	5,829	4,900	2,325
Income (loss) before provision
for income taxes	6,487	—	7,790	1,294	217	(2,814)
Provision for income taxes	45	—	—	25	20	—
Net income (loss)	6,442	—	7,790	1,269	197	(2,814)
Net income attributable to
non-controlling interest	107	—	—	—	107	—
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$6,335	$—	$7,790	$1,269	$90	$(2,814)
Total assets at June 30, 2014	$1,975,446	$(69,502)	$1,662,052	$329,621	$42,749	$10,526

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - Derivative Instruments

Derivatives are a financial instrument whose value is based on one or more underlying assets.  The Company originated residential mortgage loans for sale into the secondary market on a best efforts basis.  In connection with the underwriting process, the Company enters into commitments to lock-in the interest rate of the loan with the borrower prior to funding (“interest rate lock commitments”).  Generally, such interest rate lock commitments are for periods less than 60 days.  These interest rate lock commitments are considered derivatives.  The Company manages its exposure to changes in fair value associated with these interest rate lock commitments by entering into simultaneous agreements to sell the residential loans to third party investors shortly after their origination and funding.  At June 30, 2015 and December 31, 2014, the Company had loans held for sale of $65.4 million and $22.1 million, respectively.

Under the contractual relationship in the best efforts method, the Company is obligated to sell the loans only if the loans close.  As a result of the terms of these contractual relationships, the Company is not exposed to changes in fair value nor will it realize gains related to its rate-lock commitments due to subsequent changes in interest rates.  At June 30, 2015 and December 31, 2014, the Company had rate-lock commitments to originate residential mortgage loans (unfunded par amount of loans) on a best efforts basis in the amounts of $73.7 million and $35.6 million, respectively.

As of June 30, 2015 and December 31, 2014, the Company has derivative financial instruments not included in hedge relationships. To meet the needs of its commercial customers, the Company uses interest rate swaps to manage its interest rate risk.  Derivative contracts are executed between the Company and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program enabling the commercial loan customers to effectively exchange variable-rate interest payments under their existing obligations for fixed-rate interest payments.  For the six months ended June 30, 2015 and 2014, the Company recorded gains totaling $173 thousand and $79 thousand, respectively, related to trading income on the interest rate swaps included in the back-to-back swap program that was included within other noninterest income on the Consolidated Statements of Operations.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2015 and December 31, 2014 is presented in the following tables:

		Gross	Net Amounts	Gross Amounts
		Amounts	of Assets	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
(in thousands)	Assets	Sheets	Sheets	Instruments	Received	Amount
Derivative assets:
June 30, 2015
Interest rate swap agreements	$1,108	$—	$1,108	$57	$—	$1,051
December 31, 2014
Interest rate swap agreements	913	—	913	197	—	716

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Gross	Net Amounts	Gross Amounts
		Amounts	of Liabilities	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Sheets	Sheets	Instruments	Pledged	Amount
Derivative liabilities:
June 30, 2015
Interest rate swap agreements	$1,108	$—	$1,108	$57	$1,013	$38
December 31, 2014
Interest rate swap agreements	913	—	913	197	566	150

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - Fair Value Measurements

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

Recurring Basis

The Company measures or monitors certain of its assets on a fair value basis.  Fair value is used on a recurring basis for those assets and liabilities for which an election was made as well as for certain assets and liabilities in which fair value is the primary basis of accounting.  The following tables reflect the fair value of assets measured and recognized at fair value on a recurring basis in the consolidated balance sheets at June 30, 2015 and December 31, 2014.

(in thousands)	June 30, 2015	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Investment securities available for sale
U.S. agency securities	$15,554	$—	$15,554	$—
Corporate bonds	11,297	—	11,297	—
Mortgage-backed securities -
Agency	158,095	—	158,095	—
Asset-backed securities	23,744	—	23,744	—
Equity securities	1,497	1,398	—	99
Total investment securities
available for sale	210,187	1,398	208,690	99
Derivative loan commitments	1,271	—	—	1,271
Interest rate swaps	1,108	—	1,108	—
Total assets	$212,566	$1,398	$209,798	$1,370

Liabilities
Interest rate swaps	$1,108	$—	$1,108	$—
Total liabilities	$1,108	$—	$1,108	$—

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2014	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Investment securities available for sale
U.S. agency securities	$17,653	$—	$17,653	$—
Corporate bonds	14,560	—	14,560	—
Mortgage-backed securities -
Agency	215,428	—	215,428	—
Asset-backed securities	53,197	—	53,197	—
Equity securities	1,383	1,103	—	280
Total investment securities
available for sale	302,221	1,103	300,838	280
Derivative loan commitments	472	—	—	472
Interest rate swaps	913	—	913	—
Total assets	$303,606	$1,103	$301,751	$752

Liabilities
Interest rate swaps	$913	$—	$913	$—
Total liabilities	$913	$—	$913	$—

The following table shows a rollforward of recurring fair value measurements categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2015 and 2014.

	Activity in Level 3		Activity in Level 3
	Fair Value Measurements		Fair Value Measurements
(in thousands)	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Investment Securities Available for Sale	Derivative Loan Commitments	Investment Securities Available for Sale	Derivative Loan Commitments

Description
Beginning of period balance	$280	$472	$289	$844
Unrealized gains included in:
Earnings	—	—	—	—
Other comprehensive income	—	—	—	—
Purchases	9	—	—	—
Sales	—	—	—	—
Reclassification from level 3 to level 1	(190)	—	—	—
Issuances	—	799	—	—
Settlements	—	—	—	(150)
End of period balance	$99	$1,271	$289	$694

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

To assist in the discounting process, a valuation matrix was developed to provide valuation guidance for collateral dependent loans and other real estate owned where it was deemed that an existing appraisal was outdated as to current market conditions.  The matrix applies discounts to external appraisals depending on the type of real estate and age of the appraisal.  The discounts are generally specific point estimates; however in some cases, the matrix allows for a small range of values.  The discounts were based in part upon externally derived statistical data.  The discounts were also based upon management’s knowledge of market conditions and prices of sales of other real estate owned.  In addition, matrix value adjustments may be made by our independent appraisal group to reflect property value trends within specific markets as well as actual sales data from market transactions and/or foreclosed real estate sales.  It is the Company’s policy to classify these as Level 3 assets within the fair value hierarchy.  The weighted average age of appraisals for valuations of collateral dependent impaired loans was 0.55 years as of June 30, 2015 and 0.56 years as of December 31, 2014.  Management periodically reviews the discounts in the matrix as compared to valuations from updated appraisals and modifies the discounts accordingly should updated appraisals reflect valuations significantly different than those derived utilizing the matrix.  To date, management believes the appraisal discount matrix has resulted in appropriate adjustments to existing appraisals thereby providing management with reasonable valuations for the collateral underlying the loan portfolio; however, while appraisals are indicators of fair value, the amount realized upon sale of these assets could be significantly different.

The following tables reflect the fair value of assets measured and recognized at fair value on a nonrecurring basis in the consolidated balance sheets at June 30, 2015 and December 31, 2014.

	Assets Measured at Fair Value	Fair Value Measurements at
		June 30, 2015 Using
(in thousands)		Level 1	Level 2	Level 3
Impaired loans	$58,999	$—	$—	$58,999
Other real estate owned
and repossessed assets	13,112	—	—	13,112

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Assets Measured at Fair Value	Fair Value Measurements at
		December 31, 2014 Using
		Level 1	Level 2	Level 3
Impaired loans	$40,107	$—	$—	$40,107
Other real estate owned
and repossessed assets	21,721	—	—	21,721

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

(in thousands except for percentages)		Significant Unobservable	Significant Unobservable
	Fair Value at	Inputs by	Inputs as of
Type	June 30, 2015	Valuation Technique	June 30, 2015
Derivative loan commitments	$1,271	Pull through rate	86%
		Percentage of loans that will
		ultimately close
Impaired loans	58,999	Appraised value	11%
		Discounts to reflect current market
		conditions, ultimate collectability,
		and estimated costs to sell
Other real estate owned	13,112	Appraised value	6%
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

(j)    Commitments to Extend Credit and Standby Letters of Credit
The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments.  These deferred fees are not deemed significant at June 30, 2015 and December 31, 2014, and as such, the related fair values have not been estimated.

The carrying amounts and fair values of those financial instruments that are not recorded at fair value at June 30, 2015 and December 31, 2014 were as follows.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2015
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
(in thousands)			Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,501,288	$1,510,750	$—	$—	$1,510,750
Financial Liabilities:
Deposits	1,674,463	1,652,654	—	1,652,654	—
FHLB borrowings	67,546	67,584	—	67,584	—
Other borrowings	29,451	56,703	—	56,703	—

	December 31, 2014
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
(in thousands)			Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,395,885	$1,406,608	$—	$—	$1,406,608
Financial Liabilities:
Deposits	1,581,348	1,565,278	—	1,565,278	—
FHLB borrowings	165,847	165,963	—	165,963	—
Other borrowings	29,224	56,703	—	56,703	—
(1)Carrying amount and fair value includes impaired loans.  Carrying amount is net of the allowance for loan losses.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - Contingencies

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

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - Correction of Immaterial Error

During the second quarter of 2015, we corrected an immaterial error in footnote (21) Income Taxes as reported in the 2014 Form 10-K. We determined that the gross deferred tax assets, the gross deferred tax liabilities, and the related valuation allowance were overstated by $13.8 million, $48 thousand, and $13.7 million, respectively, as of December 31, 2014. In addition, the gross deferred tax assets, and the related valuation allowance were overstated by $13.6 million, and $14.2 million, respectively, and the gross deferred tax liabilities were understated by $581 thousand, as of December 31, 2013.

As the Company maintains a full valuation allowance on its net deferred tax assets, there is no impact to the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in shareholders' equity, or consolidated statements of cash flows, as presented in the 2014 Form 10-K.

The error is not considered material in relation to the consolidated financial statements. Footnote (21) Income Taxes from the 2014 Form 10-K has been corrected and is presented below in its entirety.

(21) Income Taxes (revised)

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

(in thousands)	2014		2013		2012
Current	$6		$(90)		$(2,182)
Deferred	5,620	(a)	567	(a)	(1,842)	(a)
Deferred tax asset valuation allowance	(5,620)	(a)	(567)	(a)	1,842	(a)
Income tax expense (benefit)	$6		$(90)		$(2,182)

(a) Denotes amounts changed from reported amounts in the 2014 Form 10-K, footnote (21) Income Taxes.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provisions for income taxes for the years ended December 31, 2014, 2013, and 2012 differ from the amount computed by applying the statutory federal income tax rate to income before taxes due to the following.

(in thousands)	2014		2013		2012
Federal income tax expense (benefit), at statutory rate	$3,432		$1,983		$(9,546)
Change resulting from:
State income tax, net of federal benefit	4		(59)		(529)
Minority Interest	(165)		(588)		—
Valuation allowance of deferred tax assets	(5,620)	(a)	(567)	(a)	1,842	(a)
Dividends and tax-exempt interest	—		—		10
Officers' life insurance	(1,374)		(1,151)		(299)
Benefit from NOL carryback	—		—		(2,182)
Return to provision adjustments	36		178		—
True-up of deferred assets and liabilities	—		(603)		—
Write-off of deferred tax assets	2,128		—		—
Loss of deferred tax assets due to Section 382 limitation	1,413	(a)	653	(a)	7,895	(a)
Other	152		64		627
Income tax expense (benefit)	$6		$(90)		$(2,182)

(a) Denotes amounts changed from reported amounts in the 2014 Form 10-K, footnote (21) Income Taxes.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 were as follows.

(in thousands)	2014		2013
Deferred tax assets:
Allowance for loan losses	$44,935	(a)	$56,514	(a)
Federal net operating loss carryforward	100,428	(a)	89,363	(a)
State net operating loss carryforward	5,895	(a)	4,989	(a)
AMT carryforward	502		502
Impairment of other real estate owned, securities and other assets	7,845	(a)	12,503	(a)
Nonaccrual loan interest	6,282	(a)	7,466	(a)
Accrued expenses	1,761		1,593
Nonqualified deferred compensation	1,316		1,393
Other	—		320
Total deferred tax assets before valuation allowance	168,964	(a)	174,643	(a)
Valuation allowance	(155,018)	(a)	(161,747)	(a)
Total deferred tax assets	13,946	(a)	12,896	(a)
Deferred tax liabilities:
Prepaid expenses	648	(a)	707
Deferred loan costs	936		749
Fair value adjustment to net assets acquired in business combinations	10,143	(a)	10,114	(a)
Unrealized gain on securities available for sale	789		—
Depreciation	1,390	(a)	1,289
Other	40		37
Total deferred tax liabilities	13,946	(a)	12,896	(a)
Net deferred tax asset	$—		$—

(a) Denotes amounts changed from reported amounts in the 2014 Form 10-K, footnote (21) Income Taxes.

At December 31, 2014, the Company had net operating loss carryforwards of $286.9 million, which are available to offset future federal and state taxable income, if any, through 2034, however due to the 20-year carryforward period limitation, they will start to expire in 2029.  In addition, the Company has alternative minimum tax (“AMT”) credit carryforwards of $502 thousand, which are available to reduce federal regular income taxes, if any, over an indefinite period.

In addition to a net operating loss and AMT carryforwards, our net deferred tax asset consisted primarily of three asset components offset by one liability component:  (1) At December 31, 2014, the timing difference related to the allowance for loan losses was $121.6 million, resulting in a deferred tax asset of $44.9 million.  (2) The timing difference related to impairment of other real estate owned, securities, and other assets was $21.2 million, resulting in a deferred tax asset of $7.8 million.  (3) Interest income related to non-performing loans (referred to as “lost interest”) is recognized as taxable income for tax purposes, but is not recorded as income for book purposes.  Lost interest was $17.0 million at December 31, 2014, resulting in a deferred tax asset of $6.3 million.  The aggregate deferred tax effect of all purchase accounting entries related to the acquisitions of GFH and Shore Financial Corporation resulted in a net deferred tax liability of $10.1 million at December 31, 2014.

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
For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments, or results, you should carefully review the risk factors summarized below and the more detailed discussion in the Company's 2014 Form 10-K, Part I, Item 1A "Risk Factors".  Our risks include, without limitation, the following:

•	Our success is largely dependent on attracting and retaining key management team members;

•
We are not paying dividends on our Common Stock currently and absent regulatory approval are prevented from doing so. The failure to resume paying dividends on our Common Stock may adversely affect the market price of our Common Stock;

•
We incurred significant losses from 2009 to 2012. While we returned to profitability in 2013 and 2014 and continued to be profitable during 2015, we can make no assurances that will continue. An inability to improve our profitability could adversely affect our operations and our capital levels;

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
Critical Accounting Policies
U.S. generally accepted accounting principles (“GAAP”) are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex assumptions, judgments, and estimates.  Our assumptions, judgments, and estimates may be incorrect, and changes in such assumptions, judgments, and estimates may have a material impact on the consolidated financial statements.  Actual results, in fact, could differ materially from those estimates.  We consider our policies on allowance for loan losses, the valuation of deferred taxes, and the valuation of other real estate owned to be critical accounting policies. Refer to our 2014 Form 10-K for further discussion of these policies and see Note K to the Consolidated Financial Statements for the quarter ended June 30, 2015 filed herewith for additional information regarding our deferred tax assets and the valuation allowance recorded on such assets at December 31, 2014.
Material Trends and Uncertainties
The Company's largest market in which it does business, the Hampton Roads region of Virginia, continues to see a slow but steadily improving economy. According to the U.S. Bureau of Labor Statistics, the Hampton Roads unemployment rate was 5.5% in June 2015, compared to 5.8% in June 2014, and total non-farm employment rose 1.3% from June 2014 to June 2015. After a strong start in the first four months of 2015, and a leveling off in May, June saw another wave of home sales, according to the Real Estate Information Network. Sales of existing homes rose 28.2% in June 2015 compared to June 2014, with the median price increasing 3.6% to $215,000. Distressed home sales declined to 17.4% of all homes sales in May 2015, down from 21.3% in May 2014. The area did see a year over year increase in foreclosures of 43.1% in June 2015.
In its July 29, 2015 Monetary Policy press release, the Federal Open Market Committee ("FOMC") of the Federal Reserve, stated that "...To support continued progress toward maximum employment and price stability, the Committee today reaffirmed its view that the current 0 to 1/4 percent target range for the federal funds rate remains appropriate. In determining how long to maintain this target range, the Committee will assess progress--both realized and expected--toward its objectives of maximum employment and 2 percent inflation. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments. The Committee anticipates that it will be appropriate to raise the target range for the federal funds rate when it has seen some further improvement in the labor market and is reasonably confident that inflation will move back to its 2 percent objective over the medium term....The Committee currently anticipates that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the Committee views as normal in the longer run." With the continued underutilization of labor resources and the low level of inflation, and based on the FOMC recent statements, we expect the low interest rate environment that we have been operating in to continue through the remainder of 2015.
The loan portfolio grew $106.1 million or 7.5% in the first half of 2015, primarily driven by a marine loan portfolio purchase, executed by our Shore Premier Finance unit. It is the intent of the Company to continue to grow the loan portfolio through originations in all the markets we serve. Nonaccrual loans significantly increased in the second quarter of 2015 as management made the decision to move into default the Company's largest remaining substandard relationship. Classified loans continued to decline, and overall credit quality, as measured by weighted average risk grade, continued the trend of improvement as well. Driven in part by continued

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

favorable market interest rates, mortgage banking revenue was up 96.2% for the first six months of 2015, compared to the same period last year. Through specific deposit campaigns implemented by the Company, we saw strong growth in deposits throughout the first half of 2015, expanding by $93.1 million, or 5.9%. Approximately half of the deposit growth came from the addition of one commercial deposit relationship obtained through the Company's expansion into Baltimore, MD. The increased deposits assisted in funding the expansion of the loan portfolio.
For further discussion of the material trends and uncertainties that may affect our results and financial condition, refer to the risk factors discussed in the Company's 2014 Form 10-K, Part I, Item 1A "Risk Factors".
Company Overview
Hampton Roads Bankshares, Inc. (the “Company”) is a multi-bank holding company headquartered in Virginia Beach, Virginia. The Company’s primary subsidiaries are Bank of Hampton Roads (“BOHR”) and Shore Bank (“Shore” collectively the “Banks”). The Banks engage in general community and commercial banking business, targeting the needs of individuals and small- to medium-sized businesses in our primary service areas. Currently, BOHR operates 17 full-service offices in the Hampton Roads region of southeastern Virginia and 10 full-service offices throughout Richmond, Virginia and the Northeastern and Research Triangle regions of North Carolina that do business as Gateway Bank (“Gateway”). Shore operates 7 full-service offices in the Eastern Shore of Virginia and Maryland and 3 loan production offices in Maryland and Delaware. Through various divisions, the Banks also offer mortgage banking and marine financing. Our largest investor shareholders include Anchorage Capital Group, L.L.C. (“Anchorage”), CapGen Capital Group VI LP (“CapGen”), and The Carlyle Group, L.P. (“Carlyle”). Anchorage, CapGen, and Carlyle own 24.84%, 29.89%, and 24.84%, respectively, of the outstanding shares of our Common Stock as of June 30, 2015.
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
Since the beginning of the "Great Recession", many of our loan customers have operated in an economically challenging business environment, however, the markets in which we operate have begun to experience generally more stable business conditions. Generally, the levels of loan delinquencies and defaults have continued to decline over the last several years, although they continue to be higher than historical levels. We did experience an increase in nonaccrual loans in the second quarter of 2015, due primarily to management's decision to move into default the Company's largest remaining substandard relationship. Also during the last several years, our net interest income, before the provision for loan losses, has not grown.
The Company reported net income for the six months ended June 30, 2015, as it did for all of 2014 and 2013, compared to reporting net operating losses for 2010 to 2012, primarily resulting from improved general economic conditions and credit performance of the Company’s loan portfolio.  There is no guarantee that we will be able to maintain this improvement in our net income. In addition to the risk that the broader economic conditions will stagnate or reverse their improvements, our mortgage banking earnings, which have been a significant source of revenue in 2015, are particularly volatile due to their dependence upon the direction and level of mortgage interest rates.  As of June 30, 2015, the Company exceeded the regulatory capital minimums and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.
The following is a summary of our financial condition as of June 30, 2015 and our financial performance for the three and six months then ended.

•
Assets were $2.0 billion at June 30, 2015.  Since December 31, 2014, there has been a major shift out of overnight funds sold and due from FRB and investment securities available for sale into loans held for sale and loans.

•
Investment securities available for sale were $210.2 million as of June 30, 2015, down from $302.2 million at December 31, 2014.  The proceeds from investment security sales partially funded the loan portfolio growth during the quarter and year to date. A general decrease in interest rates contributed to an increase in the net unrealized gains in our portfolio.

•
Loans have grown 7.5% since December 31, 2014 to $1.5 billion; this growth was primarily driven by a $104.7 million marine loan portfolio purchase which occurred in the first quarter of 2015. In the second quarter of 2015, management made the decision to move into default the Company's largest remaining substandard relationship. Therefore, impaired loans increased by $21.8 million, or 44.6% to $70.7 million at June 30, 2015, compared to $48.9 million at December 31, 2014.

•
Allowance for loan losses increased $686 thousand, or 2.5% to $27.7 million at June 30, 2015; up from $27.1 million at December 31, 2014. Lower historical loss rates reduced the necessary general reserve. The specific reserve component of the allowance rose as a result of the decision by management to move into default the Company's largest remaining substandard relationship. While recoveries are trending downward on a quarterly basis, they continue to offset charge-offs for the year-to-date. There was no additional loss provision expense recorded in the second quarter.

•
Deposits increased $93.1 million or 5.9% from December 31, 2014. The Company has made a concerted effort to attract additional deposits in order to support loan growth. Approximately half of the deposit growth came from the addition of one commercial deposit relationship obtained through the Company's expansion into Baltimore, MD.

•
Net interest income increased $702 thousand and $439 thousand during the three and six months ended June 30, 2015 as compared to the same periods in 2014.  The growth in net interest income has resulted from the shift away from noninterest-bearing assets and lower yielding assets.

•
Net interest margin was 3.32% and 3.33% for the three months ended June 30, 2015 and June 30, 2014, respectively and 3.23% and 3.36% for the six months ended June 30, 2015 and June 30, 2014, respectively.

•	A provision for losses for the six months ended June 30, 2015 was recorded for $600 thousand, compared to $100 thousand for the same period in 2014.

•
Noninterest income for the three and six months ended June 30, 2015 was $8.0 million and $14.5 million, respectively, an increase of $2.5 million or 45.3% and $1.7 million or 12.9%, compared to the same periods in 2014. Mortgage banking revenue continues to be the major driver, due in part to favorable mortgage rates which have produced healthy growth in our mortgage services division during the first six months of 2015 compared to the same period in 2014.

•
Noninterest expense for the three and six months ended June 30, 2015 was $20.5 million and $39.1 million, respectively, an increase of $2.8 million or 15.6% and $2.9 million or 8.0%, compared to the same periods in 2014. The overall increase in noninterest expense was primarily driven by increases in salaries and employee benefits resulting from subsidiary expansions, mortgage-related commissions, and increased share-based compensation.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

•
The Company's return on average assets ratio (ROAA) was 0.40%, and 0.66% for the six months ended June 30, 2015 and 2014, respectively, and its return on average equity ratio (ROAE) was 4.05% and 6.75% for the six months ended June 30, 2015 and 2014, respectively.

•
Our effective tax rate was 1.44% for the six months ended June 30, 2015 compared to 0.69% for the same period in 2014.  These taxes related to state income taxes owed.  These rates differ from the statutory rate due primarily due to the full valuation allowance against the Company’s net deferred tax assets.

ANALYSIS OF RESULTS OF OPERATIONS
Net income attributable to Hampton Roads Bankshares, Inc. for the three and six months ended June 30, 2015 was $2.7 million and $4.1 million, respectively, as compared with net income for the three and six months ended June 30, 2014 of $2.5 million and $6.3 million, respectively.
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
Table 1:  Average Balance Sheet and Net Interest Margin Analysis

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014			2015 Compared to 2014
							Interest
		Interest	Average		Interest	Average	Income/	Variance
(in thousands, except	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to
average yield/rate data)	Balance	Expense	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Loans	$1,593,035	$17,452	4.39%	$1,382,169	$15,584	4.52%	$1,868	$(3,034)	$4,902
Investment securities	238,979	1,555	2.61	342,005	2,299	2.70	(744)	(52)	(692)
Overnight funds sold
and due from FRB	70,003	40	0.23	87,920	51	0.23	(11)	—	(11)
Interest-bearing deposits
in other banks	1,597	—	—	807	—	—	—	—	—
Total interest-earning assets	1,903,614	19,047	4.01	1,812,901	17,934	3.97	1,113	(3,086)	4,199
Noninterest-earning assets	132,287			143,945
Total assets	$2,035,901			$1,956,846
Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$628,929	$670	0.43%	$607,526	$658	0.43%	$12	$(55)	$67
Savings deposits	58,843	13	0.09	58,696	8	0.05	5	5	—
Time deposits	692,461	1,950	1.13	618,997	1,589	1.03	361	173	188
Total interest-bearing deposits	1,380,233	2,633	0.77	1,285,219	2,255	0.70	378	123	255
Borrowings	141,700	675	1.91	213,895	642	1.20	33	948	(915)
Total interest-bearing liabilities	1,521,933	3,308	0.87	1,499,114	2,897	0.78	411	1,071	(660)
Noninterest-bearing liabilities
Demand deposits	293,485			246,695
Other liabilities	15,760			19,155
Total noninterest-bearing liabilities	309,245			265,850
Total liabilities	1,831,178			1,764,964
Shareholders' equity	204,723			191,882
Total liabilities and shareholders' equity	$2,035,901			$1,956,846
Net interest income		$15,739			$15,037
Net interest spread			3.14%			3.19%
Net interest margin			3.32%			3.33%
Note: Interest income from loans includes fees of $295 and $578 for the three months ended June 30, 2015 and 2014, respectively.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014			2015 Compared to 2014
							Interest
		Interest	Average		Interest	Average	Income/	Variance
(in thousands, except	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to
average yield/rate data)	Balance	Expense	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Loans	$1,556,324	$33,612	4.36%	$1,380,057	$31,276	4.57%	$2,336	$(4,042)	$6,378
Investment securities	253,063	3,297	2.63	337,924	4,533	2.71	(1,236)	(98)	(1,138)
Overnight funds sold
and due from FRB	90,004	99	0.22	80,293	83	0.21	16	6	10
Interest-bearing deposits
in other banks	1,669	—	—	774	—	—	—	—	—
Total interest-earning assets	1,901,060	37,008	3.93	1,799,048	35,892	4.02	1,116	(4,134)	5,250
Noninterest-earning assets	134,118			147,445
Total assets	$2,035,178			$1,946,493
Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$629,964	$1,344	0.43%	$606,901	$1,281	0.43%	$63	$14	$49
Savings deposits	58,160	23	0.08	59,100	16	0.05	7	8	(1)
Time deposits	682,993	3,794	1.12	610,491	3,097	1.02	697	328	369
Total interest-bearing deposits	1,371,117	5,161	0.76	1,276,492	4,394	0.69	767	350	417
Borrowings	161,651	1,416	1.77	216,326	1,506	1.40	(90)	626	(716)
Total interest-bearing liabilities	1,532,768	6,577	0.87	1,492,818	5,900	0.80	677	976	(299)
Noninterest-bearing liabilities
Demand deposits	280,518			244,313
Other liabilities	19,094			19,804
Total noninterest-bearing liabilities	299,612			264,117
Total liabilities	1,832,380			1,756,935
Shareholders' equity	202,798			189,558
Total liabilities and shareholders' equity	$2,035,178			$1,946,493
Net interest income		$30,431			$29,992
Net interest spread			3.06%			3.22%
Net interest margin			3.23%			3.36%
Note: Interest income from loans includes fees of $558 and $742 for the six months ended June 30, 2015 and 2014, respectively.

Interest income earned from interest-earning assets increased predominantly as a result of the Company funding loan growth by utilizing other real estate owned and repossessed asset conversion and lower yielding investment securities and overnight funds.
Interest expense expended on interest-bearing liabilities increased mainly due to increased rates the Company is paying on its deposits and borrowings.
Noninterest Income
Noninterest income comprised 29.6% and 28.1% of total revenue during the three and six months ended June 30, 2015, respectively, compared to 23.5% and 26.3% during the same periods in 2014.  We define total revenue as the sum of interest income and noninterest income.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Table 2 provides a summary of noninterest income for the three and six months ended June 30, 2015 and 2014.
Table 2:  Noninterest Income

	Three Months Ended June 30,		2015 Compared to 2014
(in thousands, except for percentages)	2015	2014	$	%
Mortgage banking revenue	$5,500	$3,144	$2,356	74.9%
Service charges on deposit accounts	1,298	1,195	103	8.6
Income from bank-owned life insurance	305	329	(24)	(7.3)
Gain on sale of investment securities available for sale	126	118	8	6.8
Loss on sale of premises and equipment	—	(18)	18	(100.0)
Loss on sale of other real estate owned & repossessed assets	(56)	(77)	21	(27.3)
Impairment of other real estate owned and repossessed assets	(331)	(1,090)	759	69.6
Visa check card income	676	654	22	3.4
Other	506	1,266	(760)	(60.0)
Total noninterest income	$8,024	$5,521	$2,503	45.3%

	Six Months Ended June 30,		2015 Compared to 2014
(in thousands, except for percentages)	2015	2014	$	%
Mortgage banking revenue	$9,722	$4,954	$4,768	96.2%
Service charges on deposit accounts	2,440	2,354	86	3.7
Income from bank-owned life insurance	655	3,545	(2,890)	(81.5)
Gain on sale of investment securities available for sale	238	185	53	28.6
Loss on sale of premises and equipment	(14)	(31)	17	(54.8)
Gain on sale of other real estate owned & repossessed assets	20	144	(124)	(86.1)
Impairment of other real estate owned and repossessed assets	(1,265)	(1,426)	161	11.3
Visa check card income	1,317	1,247	70	5.6
Other	1,364	1,851	(487)	(26.3)
Total noninterest income	$14,477	$12,823	$1,654	12.9%

Mortgage banking revenue increased in part due to favorable market interest rates driving an increased demand for mortgage financing. The strong refinancing activity experienced in the first quarter has been tempered somewhat in the second quarter, but has been replaced by a strong demand for purchase financing. Income from bank-owned life insurance declined due to death benefits received in excess of cash surrender value in the first quarter of 2014, were nonrecurring in 2015.
Noninterest Expense
Noninterest expense represents our operating and overhead expenses.  The efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income excluding securities gains was 87.6% during the six months ended June 30, 2015 compared to 85.0% for the same period in 2014.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Table 3 provides a summary of noninterest expense for the three and six months ended June 30, 2015 and 2014.

Table 3:  Noninterest Expense

	Three Months Ended June 30,		2015 Compared to 2014
(in thousands, except for percentages)	2015	2014	$	%
Salaries and employee benefits	11,249	$9,109	$2,140	23.5%
Professional and consultant fees	1,459	1,922	(463)	(24.1)
Occupancy	1,626	1,501	125	8.3
FDIC insurance	399	253	146	57.7
Data processing	1,606	1,019	587	57.6
Problem loan and repossessed asset costs	492	375	117	31.2
Equipment	335	391	(56)	(14.3)
Directors' and regional board fees	293	543	(250)	(46.0)
Advertising and marketing	445	349	96	27.5
Other	2,570	2,250	320	14.2
Total noninterest expense	$20,474	$17,712	$2,762	15.6%

	Six Months Ended June 30,		2015 Compared to 2014
(in thousands, except for percentages)	2015	2014	$	%
Salaries and employee benefits	21,916	$18,676	$3,240	17.3%
Professional and consultant fees	2,267	3,150	(883)	(28.0)
Occupancy	3,255	3,221	34	1.1
FDIC insurance	1,023	1,154	(131)	(11.4)
Data processing	3,037	2,166	871	40.2
Problem loan and repossessed asset costs	612	807	(195)	(24.2)
Equipment	685	764	(79)	(10.3)
Directors' and regional board fees	594	930	(336)	(36.1)
Advertising and marketing	705	603	102	16.9
Other	5,016	4,757	259	5.4
Total noninterest expense	$39,110	$36,228	$2,882	8.0%

Salaries and employee benefits expense increased for the six months ended June 30, 2015, compared to the same period in 2014, mainly driven by subsidiary expansions, growth in commission expense in the mortgage division, increased share-based compensation due to the TARP-related clawback that occurred in the first half of 2014, and one-time severance compensation paid out during the first quarter of 2015. As the Company's credit profile improves and legacy legal issues are resolved, professional and consultant fees have declined. FDIC insurance expense has declined on a year-to-date basis, as our assessment rates have decreased due to the Company’s improved risk profile. Data processing expenses increased primarily due to the Company outsourcing the processing and printing of customer statements, as well as fees incurred that were related to revenue enhancement initiatives. Problem loan and repossessed asset costs declined due to the overall decrease in other real estate owned and repossessed assets, and lower levels of classified loans. Directors' and regional board fees are down due to: 1) lower RSU vesting expense mostly attributable to nonrecurring RSU grants and, 2) lower director retirement expense due to acceleration of service costs in 2014.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ANALYSIS OF FINANCIAL CONDITION
Assets were $2.0 billion at June 30, 2015.  The Company has intentionally made a shift among the asset categories within its balance sheet, growing loans held for sale, and loans, while reducing investment securities available for sale, overnight funds sold and due from FRB, and other real estate owned and repossessed assets, net of valuation allowance.
Cash and Cash Equivalents. Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB.  Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity.  Cash and cash equivalents as of June 30, 2015 were $64.8 million compared to $103.6 million at December 31, 2014 and consisted mainly of deposits with the FRB.  The Company has used its cash and cash equivalents to partially fund loan origination activity.
Investment Securities. Our investment portfolio at June 30, 2015 consisted primarily of U.S. agency, mortgage-backed securities (“MBS”), and asset-backed securities ("ABS"). Repayment of principal and interest of the ABS is dependent upon the performance of the underlying loan collateral. The Company performs due diligence of each security on a pre- and post-purchase basis to evaluate the underlying collateral and invests in the investment grade tranches of securitizations. However, should defaults or loss severities exceed the credit enhancement in the structure, payment of principal or interest may be impacted. The Company currently does not own any collateralized loan obligation securities that would require divestiture under the Volcker Rule of the Dodd-Frank Act. The Volcker Rule generally prohibits banking entities from engaging in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments for their own account; and from owning, sponsoring, or having certain relationships with hedge funds or private equity funds, referred to as “covered funds”.
Our available for sale securities are reported at fair value and are used primarily for liquidity, pledging, earnings, and asset / liability management purposes and are reviewed quarterly for possible impairment.  Due to portfolio activity, the fair value of our available for sale investment securities at June 30, 2015 decreased $92.0 million or 30.5% to $210.2 million compared to $302.2 million at December 31, 2014. The proceeds from investment security sales partially funded the loan portfolio growth.
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
Gross loans increased by $106.1 million or 7.5% during the six months ended June 30, 2015.  This growth was primarily driven by a $104.7 million marine loan portfolio purchase, arranged by the Shore Premier Finance marine lending unit, of which $75.3 million were installment loans and $29.4 million were commercial loans. It is the intent of the Company to continue to grow the loan portfolio through originations in all the markets we serve.
Credit concentrations are measured against internal and prudential regulatory guidelines. Additionally, our prudent business practices and internal guidelines and underwriting standards will continue to be followed in making lending decisions in order to manage exposure to credit-related losses.
Allowance for Loan Losses and Provision for Loan Losses. The allowance for loan losses was $27.7 million or 1.81% of outstanding loans as of June 30, 2015 compared with $27.1 million or 1.90% of outstanding loans as of December 31, 2014.
The allowance for loan losses increased $686 thousand, or 2.5%, during the six months ended June 30, 2015 as a result of recoveries exceeding charge-offs, and additional provisions for loan losses. Our provision for loan losses was $600 thousand during the six months ended June 30, 2015, compared to $100 thousand recorded for the same period in 2014. We did not make any significant changes to our methodology or model for estimating the allowance for loan losses during this most recent quarter or during any of the past three years.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The allowance consists of specific, general, and unallocated components.  Table 4 provides an allocation of the allowance for loan losses and other related information at June 30, 2015 and December 31, 2014.
Table 4:  Allowance for Loan Losses Components and Related Data

(in thousands, except for percentages)	June 30, 2015	December 31, 2014
Allowance for loan losses:
Specific component	$6,436	$3,542
Pooled component	17,532	20,380
Unallocated component	3,768	3,128
Total	$27,736	$27,050
Impaired loans	$70,662	$48,859
Non-impaired loans	1,458,362	1,374,076
Total loans	$1,529,024	$1,422,935

Specific component as % of impaired loans	9.11%	7.25%
Pooled component as % of non-impaired loans	1.20	1.48
Allowance as % of loans	1.81	1.90
Allowance as % of nonaccrual loans	67.83	125.77
The specific component of our allowance for loan losses relates to loans that are determined to be impaired and, therefore, are individually evaluated for impairment.  The specific component increased during the six months ended June 30, 2015, primarily due to the decision by management to move into default the Company's largest remaining substandard relationship. This decision also drove impaired loans to increase to $70.7 million at June 30, 2015 from $48.9 million at December 31, 2014.  Of these loans, $40.9 million were on nonaccrual status at June 30, 2015 as compared with $21.5 million at December 31, 2014, an increase of 90.1%. The general or pooled component relates to groups of homogeneous loans not designated for a specific allowance and collectively evaluated for impairment. The combination of lower historical loss rates and recoveries continuing to exceed charge offs drove a decline in general reserves. Strong net recoveries helped to build the total reserve by offsetting some provisioning that would have been necessary otherwise. A provision for loan losses of $600 thousand was added to the total reserve during the first six months of 2015. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated portion of the loan loss allowance increased mainly due to macroeconomic indicators, particularly GDP measures, which indicated a sharp reduction in economic growth.
Table 5 displays certain ratios used by management in assessing the adequacy of the allowance for loan losses at June 30, 2015 and December 31, 2014.
Table 5:  Adequacy of the Allowance for Loan Losses

	June 30, 2015	December 31, 2014

Non-performing loans for which full loss has been charged off to total loans	0.45%	0.55%
Non-performing loans for which full loss has been charged off to non-performing loans	16.84	35.55
Charge-off rate for non-performing loans for which the full loss has been charged off	53.57	58.19
Coverage ratio net of non-performing loans for which the full loss has been charged off	81.56	195.16
Total allowance divided by total loans less non-performing loans for which the full loss has been charged off	1.82	1.95
Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	15.96	17.88

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

At June 30, 2015, management believed the level of the allowance for loan losses to be commensurate with the risk existing in our portfolio. However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.
Non-Performing Assets. Management classifies non-performing assets as those loans on which payments have been delinquent 90 days and are still accruing interest, nonaccrual loans, and other real estate and repossessed assets.  Total non-performing assets were $54.0 million and $43.2 million at June 30, 2015 and December 31, 2014, respectively. Our non-performing assets ratio, defined as the ratio of non-performing assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 3.36% and 2.95% at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015 and December 31, 2014 there were no loans categorized as 90 days or more past due and still accruing interest.  Loans in nonaccrual status totaled $40.9 million and $21.5 million at June 30, 2015 and December 31, 2014, respectively. The Company’s largest borrower, as measured by total exposure, was downgraded to substandard in the third quarter of 2014, and was placed in nonaccrual status in the second quarter of 2015. Excluding the impact of this one relationship moving into nonaccrual status, our non-performing assets ratio would have been 2.02% at June 30, 2015, continuing the downward trend in nonaccrual loans. Loans are placed in nonaccrual status when the collection of principal or interest becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever occurs first, unless there are extenuating circumstances. We had $13.1 million and $21.7 million of other real estate owned and repossessed assets at June 30, 2015 and December 31, 2014, respectively.  This decline was mainly due to sales of real estate owned outpacing foreclosure and repossession activity during the first six months of 2015.
Deposits. Deposits increased $93.1 million or 5.9% from December 31, 2014. The Company has made a concerted effort to attract additional deposits in order to support planned and anticipated loan growth. Approximately half of the deposit growth came from the addition of one commercial deposit relationship obtained through the Company's expansion into Baltimore, MD.
Borrowings. We use short-term and long-term borrowings from various sources including the FRB discount window, FHLB, and trust preferred securities.  We manage the level of our borrowings to ensure that we have adequate sources of liquidity.  Refer to our 2014 Form 10-K for further discussion about our borrowings.
Liquidity. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  It is used by management to provide continuous access to sufficient, reasonably priced funds.  We continued to maintain a strong liquidity position during the six months ended June 30, 2015. At June 30, 2015, cash and cash equivalents were $64.8 million, and investment securities available for sale, at fair value were $210.2 million.
At June 30, 2015, our Banks had credit lines in the amount of $228.4 million at the FHLB with advances of $67.5 million utilized.  These lines may be utilized for short- and/or long-term borrowing.  At June 30, 2015, all our FHLB borrowings mature by September 2015.  We also possess additional sources of liquidity through a variety of borrowing arrangements.  The Banks also maintain federal funds lines with three regional banking institutions and through the FRB Discount Window.  These available lines totaled approximately $88.7 million at June 30, 2015, and none of these lines were utilized for borrowing purposes at June 30, 2015.
Capital Resources. Total shareholders’ equity increased $6.1 million or 3.1% to $203.6 million at June 30, 2015, from $197.5 million at December 31, 2014. The Company and the Banks are subject to regulatory capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Banks must meet specific capital guidelines that involve quantitative and qualitative measures to ensure capital adequacy.
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
As of June 30, 2015, our consolidated regulatory capital ratios were Common Equity Tier 1 Capital Ratio of 11.52%, Tier 1 Risk-Based Capital Ratio of 13.12%, Total Risk-Based Capital Ratio of 14.37%, and Tier 1 Leverage Ratio of 11.18%.  As of June 30, 2015, the Company exceeded the regulatory capital minimums, and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.  The Banks' Common Equity Tier 1 Capital Ratio, Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio, and Tier 1 Leverage Ratio were as follows: 12.62%, 12.62%, 13.88%, and 10.90%, respectively for BOHR and 12.22%, 12.22%, 13.16%, and 9.68%, respectively for Shore.

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

(in thousands, except for percentages and per share data)	June 30, 2015	December 31, 2014
Total assets	$1,991,303	$1,988,606
Less: intangible assets	545	842
Tangible assets	$1,990,758	$1,987,764

Shareholders' equity before
non-controlling interest	$202,735	$196,997
Less: intangible assets	545	842
Shareholders' equity before
non-controlling interest - tangible	$202,190	$196,155

Shareholders' equity before
non-controlling interest (average)	$202,205	$193,761
Less: intangible assets (average)	710	1,151
Shareholders' equity before
non-controlling interest - tangible (average)	$201,495	$192,610

Return on average equity	4.05%	4.81%
Impact of excluding intangible assets	0.01	0.03
Return on average equity - tangible	4.06%	4.84%

Shareholders' equity before
non-controlling interest to total assets	10.18%	9.91%
Impact of excluding intangible assets	(0.02)	(0.04)
Tangible common equity to tangible assets	10.16%	9.87%

Book value per share	$1.19	$1.15
Impact of excluding intangible assets	(0.01)	—
Book value per share - tangible	$1.18	$1.15

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
The table below illustrates the expected effect on net interest income for the twelve months following June 30, 2015 and December 31, 2014 due to an immediate change in interest rates.  Estimated changes set forth below are dependent on material assumptions, such as those previously discussed.
Effect on Net Interest Income

	June 30, 2015		December 31, 2014
	Change in Net Interest Income		Change in Net Interest Income
(in thousands, except for percentages)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$2,427	3.89%	$3,811	6.08%
+100 basis points	1,214	1.95	1,940	3.09
–100 basis points	(2,156)	(3.46)	(2,552)	(4.07)
–200 basis points	N/A	N/A	N/A	N/A

As of June 30, 2015, we project an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment.  As of December 31, 2014, we projected an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment.
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

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2015 were effective in providing reasonable assurance that material information is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Changes in Internal Control over Financial Reporting.  No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 21, 2014, in the matter of Scott C. Harvard v. Shore Bank et al (CL13-4525-00), the Circuit Court for the City of Norfolk, Virginia ruled that former Shore Bank President Scott C. Harvard was entitled to $655,495.43 in severance pay, plus interest from May 20, 2014, and $155,000.00 in attorney’s fees, plus additional fees incurred since July 15, 2014.  Mr. Harvard had initiated the claim in June 2013 alleging that the Company and Shore Bank were contractually obligated to make certain severance payments to him following the termination of his employment in 2009. The Company asserts that Mr. Harvard was not entitled to a “golden parachute” severance due to application of a regulation under the TARP program and furthermore, that based upon the legally distinct entity from which Harvard derived his compensation, Shore Bank did not owe Harvard severance compensation.  The judge ruled in favor of Harvard that the prohibition of the payment of his contracted severance compensation was a taking of his private property without just compensation in violation of the Fifth Amendment to the Constitution, and further that the Company was prohibited from making the argument, based upon the doctrine of judicial estoppel, that Shore Bank was legally distinct from the holding company that employed Mr. Harvard. The Company was awarded a petition for appeal on June 10, 2015 in the Supreme Court of Virginia. It is expected arguments will be heard later in 2015.

On June 25, 2015, in the matter of Julie Anderson v. Bank of Hampton Roads, Inc. and Hampton Roads Bankshares, Inc (CL15-6659), a former employee filed a complaint in Norfolk Circuit Court, alleging a breach of contract for failure to pay severance benefits. The plaintiff is seeking $926,776.46, plus pre- and post-judgment interest and attorney's fees and expenses.  The Company filed a notice of removal of the case to the United States District Court for the Eastern District of Virginia on July 20, 2015 and the federal court assigned it Case No. 2:15cv00323-AWA-DEM.   The Company filed a motion to dismiss the complaint with prejudice. The Company believes the case is meritless and will defend itself vigorously.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of the Company’s Common Stock in the open market and through privately negotiated transactions. There were no share repurchase transactions conducted during the three months ended June 30, 2015.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

HAMPTON ROADS BANKSHARES, INC.
PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

See Exhibit Index, which is incorporated in this item by reference.

HAMPTON ROADS BANKSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE:	August 6, 2015	/s/ Thomas B. Dix III
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
101
The following materials from the Hampton Roads Bankshares, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2015 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, filed herewith.