Form 10-Q
period 2015-09-30
HAMPTON ROADS BANKSHARES INC
filed 2015-11-05
CIK 1143155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Yes ☐ No ☒

The number of shares outstanding of the issuer's Common Stock as of October 30, 2015 was 170,954,480 shares, par value $0.01 per share.

HAMPTON ROADS BANKSHARES, INC.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)	September 30, 2015	December 31, 2014
Assets:
Cash and due from banks	$17,616	$16,684
Interest-bearing deposits in other banks	1,035	1,349
Overnight funds sold and due from Federal Reserve Bank	46,110	85,586
Investment securities available for sale, at fair value	204,034	302,221
Restricted equity securities, at cost	10,398	15,827
Loans held for sale	46,476	22,092
Loans	1,534,596	1,422,935
Allowance for loan losses	(22,874)	(27,050)
Net loans	1,511,722	1,395,885
Premises and equipment, net	61,706	63,519
Interest receivable	4,149	4,503
Other real estate owned and repossessed assets,
net of valuation allowance	12,450	21,721
Bank-owned life insurance	50,406	49,536
Other assets	11,510	9,683
Totals assets	$1,977,612	$1,988,606
Liabilities and Shareholders' Equity:
Deposits:
Noninterest-bearing demand	$330,514	$266,921
Interest-bearing:
Demand	625,128	621,066
Savings	63,651	56,221
Time deposits:
Less than $100	344,142	342,794
$100 or more	323,373	294,346
Total deposits	1,686,808	1,581,348
Federal Home Loan Bank borrowings	40,000	165,847
Other borrowings	29,569	29,224
Interest payable	483	560
Other liabilities	16,313	14,130
Total liabilities	1,773,173	1,791,109
Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000,000 shares authorized; none issued
and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares
authorized; 170,954,480 and 170,572,217 shares issued
and outstanding on September 30, 2015 and December 31, 2014,
respectively	1,709	1,706
Capital surplus	590,120	588,692
Accumulated deficit	(391,171)	(395,535)
Accumulated other comprehensive income, net of tax	2,944	2,134
Total shareholders' equity before non-controlling interest	203,602	196,997
Non-controlling interest	837	500
Total shareholders' equity	204,439	197,497
Total liabilities and shareholders' equity	$1,977,612	$1,988,606
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Three Months Ended		Nine Months Ended
(unaudited)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest Income:
Loans, including fees	$17,296	$15,967	$50,908	$47,243
Investment securities	1,436	2,331	4,733	6,864
Overnight funds sold and due from FRB	28	45	126	128
Total interest income	18,760	18,343	55,767	54,235
Interest Expense:
Deposits:
Demand	661	697	2,005	1,978
Savings	15	8	39	24
Time deposits:
Less than $100	968	868	2,821	2,450
$100 or more	991	830	2,932	2,346
Interest on deposits	2,635	2,403	7,797	6,798
Federal Home Loan Bank borrowings	95	357	668	1,185
Other borrowings	439	411	1,281	1,088
Total interest expense	3,169	3,171	9,746	9,071
Net interest income	15,591	15,172	46,021	45,164
Provision for loan losses	—	16	600	116
Net interest income
after provision for loan losses	15,591	15,156	45,421	45,048
Noninterest Income:
Mortgage banking revenue	5,722	3,215	15,444	8,169
Service charges on deposit accounts	1,273	1,196	3,713	3,550
Income from bank-owned life insurance	302	278	956	3,823
Gain on sale of investment securities available for sale (1)	—	58	238	243
Loss on sale of premises and equipment	—	(82)	(14)	(113)
Gain on sale of other real estate owned and repossessed assets	34	173	53	317
Impairment of other real estate owned and repossessed assets	(259)	(426)	(1,524)	(1,852)
Visa check card income	677	710	1,994	1,957
Other	666	1,012	2,032	2,863
Total noninterest income	8,415	6,134	22,892	18,957
Noninterest Expense:
Salaries and employee benefits	13,688	10,210	35,604	28,886
Professional and consultant fees	1,542	1,146	3,810	4,296
Occupancy	1,664	1,712	4,919	4,933
FDIC insurance	339	601	1,361	1,755
Data processing	1,516	1,248	4,554	3,414
Problem loan and repossessed asset costs	538	489	1,150	1,296
Equipment	349	490	1,034	1,254
Directors' and regional board fees	433	325	1,028	1,255
Advertising and marketing	386	423	1,090	1,026
Other	2,696	2,505	7,710	7,263
Total noninterest expense	23,151	19,149	62,260	55,378
Income before provision for income taxes	855	2,141	6,053	8,627
Provision for income taxes (benefit)	51	(45)	126	(1)
Net income	804	2,186	5,927	8,628
Net income attributable to non-controlling interest	501	190	1,563	297
Net income attributable to
Hampton Roads Bankshares, Inc.	$303	$1,996	$4,364	$8,331
Per Share:
Basic and diluted income per share	$—	$0.01	$0.03	$0.05
(1) Includes $0, $58, $238 and $243 accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities during the three months ended September 30, 2015 and 2014 and the nine months ended September 30, 2015 and 2014, respectively.

See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three Months Ended				Nine Months Ended
(unaudited)	September 30, 2015		September 30, 2014		September 30, 2015		September 30, 2014
Net income		$804		$2,186		$5,927		$8,628
Other comprehensive income (loss),
net of tax
Change in unrealized gain (loss)
on securities available for sale	$350		$(1,922)		$1,048		$2,506
Reclassification adjustment for
securities gains included in
net income	—		(58)		(238)		(243)
Other comprehensive income (loss),
net of tax		350		(1,980)		810		2,263
Comprehensive income		1,154		206		6,737		10,891
Comprehensive income
attributable to non-controlling interest		501		190		1,563		297
Comprehensive income
attributable to
Hampton Roads Bankshares, Inc.		$653		$16		$5,174		$10,594
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other	Non-	Total
(in thousands, except share data)	Common Stock		Capital	Accumulated	Comprehensive	controlling	Shareholders'
(unaudited)	Shares	Amount	Surplus	Deficit	Income	Interest	Equity
Balance at December 31, 2014	170,572,217	$1,706	$588,692	$(395,535)	$2,134	$500	$197,497
Net income	—	—	—	4,364	—	1,563	5,927
Other comprehensive income	—	—	—	—	810	—	810
Share-based compensation expense	—	—	1,428	—	—	—	1,428
Net settlement of restricted stock units	382,263	3	—	—	—	—	3
Distributed non-controlling interest	—	—	—	—	—	(1,226)	(1,226)
Balance at September 30, 2015	170,954,480	$1,709	$590,120	$(391,171)	$2,944	$837	$204,439
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Nine Months Ended
(unaudited)	September 30, 2015	September 30, 2014
Operating Activities:
Net income	$5,927	$8,628
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,387	2,554
Amortization of intangible assets and fair value adjustments	444	(33)
Provision for loan losses	600	116
Proceeds from mortgage loans held for sale	528,079	329,611
Originations of mortgage loans held for sale	(552,463)	(330,337)
Share-based compensation expense	1,428	843
Net amortization of premiums and accretion of discounts on investment securities available for sale	1,712	1,537
Income from bank-owned life insurance	(956)	(3,823)
Gain on sale of investment securities available for sale	(238)	(243)
Loss on sale of premises and equipment	14	113
Gain on sale of other real estate owned and repossessed assets	(53)	(317)
Impairment of other real estate owned and repossessed assets	1,524	1,852
Changes in:
Interest receivable	354	322
Other assets	(1,818)	142
Interest payable	(77)	(5,498)
Other liabilities	2,183	(490)
Net cash provided by (used in) operating activities	(10,953)	4,977
Investing Activities:
Proceeds from maturities and calls of investment securities available for sale	25,670	30,853
Proceeds from sale of investment securities available for sale	82,695	115,756
Purchase of investment securities available for sale	(10,842)	(172,255)
Proceeds from sale of restricted equity securities	8,916	1,975
Purchase of restricted equity securities	(3,487)	(427)
Proceeds from sale of premises and equipment	—	1,550
Purchase of premises and equipment	(588)	(1,174)
Net increase in loans	(119,807)	(5,410)
Proceeds from bank-owned life insurance death benefit	80	5,341
Proceeds from sale of other real estate owned and repossessed assets, net	10,721	14,981
Net cash used in investing activities	(6,642)	(8,810)
Financing Activities:
Net increase in deposits	105,460	89,313
Repayments of Federal Home Loan Bank borrowings	(165,500)	(27,516)
Proceeds from Federal Home Loan Bank borrowings	40,000	—
Settlement of restricted stock units	3	(25)
Distributed non-controlling interest	(1,226)	(144)
Net cash provided by (used in) financing activities	(21,263)	61,628
Increase (decrease) in cash and cash equivalents	(38,858)	57,795
Cash and cash equivalents at beginning of period	103,619	62,301
Cash and cash equivalents at end of period	$64,761	$120,096
Supplemental cash flow information:
Cash paid for interest	$9,218	$14,569
Cash paid for income taxes	8	—
Supplemental non-cash information:
Change in unrealized gain (loss) on securities available for sale	$810	$2,263
Transfer from other real estate owned and repossessed assets to loans	696	1,661
Transfer from other real estate owned and repossessed assets to other assets	449	—
Transfer from loans to other real estate owned and repossessed assets	4,066	4,286
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Hampton Roads Bankshares, Inc., (the “Company,” “we,” “us,” or “our”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year. As of September 30, 2015, the Company had two banking subsidiaries, Bank of Hampton Roads (“BOHR”) and Shore Bank (“Shore”, collectively the “Banks”), which constitute substantially all of the Company’s assets and operations. After receiving regulatory approval, the Company merged BOHR and Shore into one bank subsidiary on October 13, 2015.

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

During the second quarter of 2014, ASU 2014-09, Revenue from Contracts with Customers (“new revenue standard”), was issued. ASU 2014-09 represents a comprehensive reform of many of the revenue recognition requirements in GAAP. The ASU creates a new topic within the Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers. The new revenue standard will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition, and supersedes or amends much of the industry-specific revenue recognition guidance found throughout the ASC. The core principle of the new revenue standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU creates a five-step process for achieving that core principle: (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue when an entity has completed the performance obligations. The ASU also requires additional disclosures that allow users of the financial statements to understand the nature, timing, and uncertainty of revenue and cash flows resulting from contracts with customers. During the third quarter of 2015, ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date amends the effective date for ASU 2014-09 for the Company to January 1, 2018. The new revenue standard permits the use of retrospective or cumulative effect transition methods. It appears that a majority of the Company’s contracts with customers (i.e., financial instruments) do not fall within the scope of the new revenue standard. Therefore, the Company does not expect the ASU to have a material impact on the Company’s reported financial results.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - Earnings Per Share

The following table shows the basic and diluted earnings per share calculations for the three and nine months ended September 30, 2015 and 2014.  There were 2,425,140 and 4,943,775 stock options not included in the diluted earnings per share calculations for the three and nine months ended September 30, 2015 and September 30, 2014, respectively, because to do so would be antidilutive.

(in thousands, except share and per share data)	Three Months Ended		Nine Months Ended
(unaudited)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net income attributable to Hampton Roads Bankshares, Inc.	$303	$1,996	$4,364	$8,331
Shares:
Weighted average shares outstanding	170,803,757	170,292,189	170,694,643	170,273,089
Vested restricted stock units	725,381	692,934	725,381	692,934

Weighted average number of common shares outstanding	171,529,138	170,985,123	171,420,024	170,966,023

Dilutive effect of TARP-related warrants	496,782	432,337	474,212	436,348
Dilutive effect of Restricted stock units	484,243	631,817	416,066	651,087
Dilutive effect of Stock options	273,334	—	177,799	—
Total dilutive effect	1,254,359	1,064,154	1,068,077	1,087,435

Diluted weighted average number of common shares outstanding	172,783,497	172,049,277	172,488,101	172,053,458
Basic and diluted income per share	$—	$0.01	$0.03	$0.05

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale at September 30, 2015 and December 31, 2014 were as follows.

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. agency securities	$13,568	$644	$—	$14,212
Corporate bonds	11,996	—	690	11,306
Mortgage-backed securities -
Agency	150,775	2,950	62	153,663
Asset-backed securities	23,781	7	366	23,422
Equity securities	970	461	—	1,431
Total investment securities
available for sale	$201,090	$4,062	$1,118	$204,034

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. agency securities	$17,042	$611	$—	$17,653
Corporate bonds	15,080	23	543	14,560
Mortgage-backed securities -
Agency	212,650	2,991	213	215,428
Asset-backed securities	54,345	—	1,148	53,197
Equity securities	970	422	9	1,383
Total investment securities
available for sale	$300,087	$4,047	$1,913	$302,221

Unrealized losses

The following tables reflect the fair values and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014.

	September 30, 2015
(in thousands)	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Corporate bonds	$—	$—	$11,306	$690	$11,306	$690
Mortgage-backed securities -
Agency	7,926	42	1,585	20	9,511	62
Asset-backed securities	14,940	168	5,744	198	20,684	366
	$22,866	$210	$18,635	$908	$41,501	$1,118

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

Debt securities with unrealized losses totaling $1.1 million at September 30, 2015 included four corporate securities, eight mortgage-backed agency securities, and eight asset-backed securities, compared with unrealized losses totaling $1.9 million at December 31, 2014, which included five corporate securities, twelve mortgage-backed agency securities, and eighteen asset-backed securities. In instances where an unrealized loss did occur, there was no indication of an adverse change in credit on any of the underlying securities in the tables above. Management believes no individual unrealized loss represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis, which may be at maturity.

At September 30, 2015, none of the equity securities experienced unrealized losses compared with one of the equity securities which experienced an unrealized loss totaling $9 thousand at December 31, 2014. The Company’s unrealized losses on equity securities were caused by what management deems to be transitory fluctuations in market valuation.

Other-than-temporary impairment (“OTTI”)

During the nine months ended September 30, 2015 and 2014, none of the investment securities available for sale were determined to be other-than-temporarily impaired; therefore, no losses were recognized through noninterest income.

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

Maturities of investment securities

The amortized cost and fair value by contractual maturity of investment securities available for sale that are not determined to be other-than-temporarily impaired at September 30, 2015 and December 31, 2014 are shown below.

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

	September 30, 2015		December 31, 2014
	Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$970	$982
Due after one year
but less than five years	2,255	2,317	5,670	5,726
Due after five years
but less than ten years	12,731	12,135	13,228	12,806
Due after ten years	10,578	11,066	12,254	12,699
Mortgage-backed securities -
Agency	150,775	153,663	212,650	215,428
Asset-backed securities	23,781	23,422	54,345	53,197
Equity securities	970	1,431	970	1,383
Total available for sale securities	$201,090	$204,034	$300,087	$302,221

Federal Home Loan Bank (“FHLB”)

The Company’s investment in FHLB stock totaled $3.5 million at September 30, 2015 and $9.2 million at December 31, 2014.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security because it is required to be held in order to access FHLB advances (i.e. borrowings).  It is carried at cost as there is no active market or exchange for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2015 and December 31, 2014, and no impairment has been recognized.

Federal Reserve Bank (“FRB”) and Other Restricted Stock

The Company’s investment in FRB and other restricted stock totaled $6.9 million at September 30, 2015 and $6.6 million at December 31, 2014.  FRB stock comprises the majority of this amount and is generally viewed as a long-term investment and as a restricted investment security as it is required to be held to effect membership in the Federal Reserve System.  It is carried at cost as there is not an active market or exchange for the stock other than the FRB or member institutions.  The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2015 and December 31, 2014, except for one restricted equity security, which was determined to be other-than-temporarily impaired at December 31, 2014 for which a $10 thousand impairment was recorded in 2014. No impairment has been recognized for any of the other restricted equity securities, including the investment in FRB.

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

In May 2014, Shore launched Shore Premier Finance ("SPF"), a specialty finance unit that specializes in marine financing for U.S. Coast Guard documented vessels to customers throughout the United States. Through direct marine loan originations, as well as purchases of existing portfolios of marine loans, the Company's intention is to significantly grow the installment loan portion of its loan portfolio. During 2012 and 2013, the Company purchased several portfolios of marine loans totaling $55.7 million that are classified as installment loans and during the first quarter of 2015, SPF arranged a $104.7 million marine loan portfolio purchase, of which $75.3 million were classified as installment loans and $29.4 million were commercial floor plan loans classified as commercial and industrial.

The total of our loans by segment at September 30, 2015 and December 31, 2014 are as follows.

(in thousands)	September 30, 2015	December 31, 2014
Commercial and Industrial	$231,754	$219,029
Construction	137,410	136,955
Real estate - commercial mortgage	658,189	639,163
Real estate - residential mortgage	352,345	354,017
Installment	155,423	74,821
Deferred loan fees and related costs	(525)	(1,050)
Total loans	$1,534,596	$1,422,935

Allowance for Loan Losses

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the three and nine months ended September 30, 2015 and 2014 is as follows.

	Three Months Ended September 30, 2015
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$6,589	$4,281	$6,440	$5,870	$788	$3,768	$27,736
Charge-offs	(3,705)	(1,557)	(22)	(312)	(42)	—	(5,638)
Recoveries	235	126	284	125	6	—	776
Provision	(36)	210	(507)	1,161	20	(848)	—
Ending balance	$3,083	$3,060	$6,195	$6,844	$772	$2,920	$22,874

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2014
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$1,528	$3,984	$7,652	$7,134	$1,560	$4,204	$26,062
Charge-offs	(200)	(943)	(257)	(1,020)	(153)	—	(2,573)
Recoveries	2,723	1,113	469	883	25	—	5,213
Provision	(1,707)	(306)	1,430	335	406	(142)	16
Ending balance	$2,344	$3,848	$9,294	$7,332	$1,838	$4,062	$28,718

	Nine Months Ended September 30, 2015
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$4,605	$4,342	$6,854	$7,142	$979	$3,128	$27,050
Charge-offs	(4,074)	(2,021)	(288)	(782)	(170)	—	(7,335)
Recoveries	875	617	518	507	42	—	2,559
Provision	1,677	122	(889)	(23)	(79)	(208)	600
Ending balance	$3,083	$3,060	$6,195	$6,844	$772	$2,920	$22,874
Ending balance: attributable to
loans individually evaluated
for impairment	$175	$715	$573	$2,134	$1		$3,598
Recorded investment: loans
individually evaluated for
impairment	$4,236	$20,983	$25,638	$12,405	$66
Ending balance: attributable to
loans collectively evaluated
for impairment	$2,908	$2,345	$5,622	$4,710	$771	$2,920	$19,276
Recorded investment: loans
collectively evaluated for
impairment	$227,518	$116,427	$632,551	$339,940	$155,357

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2014
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated	Total
Allowance for loan losses:
Beginning balance	$2,404	$9,807	$10,135	$7,914	$521	$4,250	$35,031
Charge-offs	(1,361)	(6,370)	(2,466)	(3,276)	(678)	—	(14,151)
Recoveries	2,993	2,396	737	1,441	155	—	7,722
Provision	(1,692)	(1,985)	888	1,253	1,840	(188)	116
Ending balance	$2,344	$3,848	$9,294	$7,332	$1,838	$4,062	$28,718
Ending balance: attributable to
loans individually evaluated
for impairment	$463	$602	$2,096	$2,244	$47		$5,452
Recorded investment: loans
individually evaluated for
impairment	$2,051	$6,246	$27,430	$17,627	$115
Ending balance: attributable to
loans collectively evaluated
for impairment	$1,881	$3,246	$7,198	$5,088	$1,791	$4,062	$23,266
Recorded investment: loans
collectively evaluated for
impairment	$203,865	$125,260	$607,838	$329,488	$62,047

Management believes the allowance for loan losses as of September 30, 2015 is adequate to absorb losses inherent in the portfolio.  However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.  Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.

Impaired Loans

Total impaired loans were $63.3 million and $48.9 million at September 30, 2015, and December 31, 2014, respectively.  The Company continues to resolve its troubled loans through charge-offs, curtailments, pay offs, and returns of loans to performing status. Collateral dependent impaired loans were $57.9 million and $43.3 million at September 30, 2015, and December 31, 2014, respectively, and are measured at the fair value of the underlying collateral less costs to sell. Impaired loans for which no allowance is provided totaled $40.7 million and $29.1 million at September 30, 2015, and December 31, 2014, respectively.  Loans written down to their estimated fair value of collateral less the costs to sell account for $22.0 million and $7.6 million of the impaired loans for which no allowance has been provided as of September 30, 2015, and December 31, 2014, respectively. The weighted average age of appraisals for collateral dependent loans is 0.94 and 0.56 years at September 30, 2015 and December 31, 2014, respectively.  The remaining impaired loans for which no allowance is provided are expected to be fully covered by the fair value of the collateral, and therefore, no loss is expected on these loans.

The following charts show recorded investment, unpaid balance, and related allowance, as of September 30, 2015 and December 31, 2014, as well as average investment and interest recognized for the three and nine months ended September 30, 2015 and 2014, for impaired loans by major segment and class.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2015			Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Recorded	Unpaid	Related	Average	Interest	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$3,950	$4,878	$—	$4,017	$4	$4,063	$13
Construction
1-4 family residential
construction	—	—	—	—	—	—	—
Commercial construction	15,425	17,055	—	15,528	—	15,611	—
Real estate
Commercial Mortgage
Owner occupied	12,336	12,553	—	12,711	88	12,771	264
Non-owner occupied	4,172	7,971	—	5,324	8	5,355	15
Residential Mortgage
Secured by 1-4 family
1st lien	3,747	4,272	—	4,302	5	4,344	15
Junior lien	1,024	1,513	—	1,241	1	1,272	3
Installment	65	130	—	70	—	70	—
	$40,719	$48,372	$—	$43,193	$106	$43,486	$310
With an allowance recorded:
Commercial & Industrial	$286	$286	$175	$304	$—	$317	$—
Construction
1-4 family residential
construction	—	—	—	—	—	—	—
Commercial construction	5,558	5,558	715	5,577	50	5,628	148
Real estate
Commercial Mortgage
Owner occupied	5,526	5,526	524	5,565	50	5,609	145
Non-owner occupied	3,604	3,604	49	3,612	47	3,633	141
Residential Mortgage
Secured by 1-4 family
1st lien	5,933	6,040	1,392	5,965	38	6,216	123
Junior lien	1,701	1,701	742	1,742	11	1,748	34
Installment	1	1	1	1	—	1	—
	$22,609	$22,716	$3,598	$22,766	$196	$23,152	$591
Total:
Commercial & Industrial	$4,236	$5,164	$175	$4,321	$4	$4,380	$13
Construction	20,983	22,613	715	21,105	50	21,239	148
Real estate
Commercial mortgage	25,638	29,654	573	27,212	193	27,368	565
Residential mortgage	12,405	13,526	2,134	13,250	55	13,580	175
Installment	66	131	1	71	—	71	—
Total	$63,328	$71,088	$3,598	$65,959	$302	$66,638	$901

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014			Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Recorded	Unpaid	Related	Average	Interest	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$1,082	$2,245	$—	$1,403	$2	$1,439	$5
Construction
1-4 family residential
construction	—	—	—	—	—	—	—
Commercial construction	4,273	6,765	—	4,853	14	4,897	41
Real estate
Commercial Mortgage
Owner occupied	12,319	12,692	—	14,663	102	14,780	302
Non-owner occupied	3,550	8,130	—	4,331	4	4,381	12
Residential Mortgage
Secured by 1-4 family
1st lien	6,447	7,104	—	7,713	16	7,768	47
Junior lien	1,372	2,729	—	2,333	1	2,347	4
Installment	11	32	—	15	—	15	—
	$29,054	$39,697	$—	$35,311	$139	$35,627	$411
With an allowance recorded:
Commercial & Industrial	$565	$564	$412	$764	$1	$774	$4
Construction
1-4 family residential
construction	—	—	—	—	—	—	—
Commercial construction	6,379	6,380	887	1,824	13	2,075	46
Real estate
Commercial Mortgage
Owner occupied	5,313	5,313	379	6,259	59	6,314	174
Non-owner occupied	487	487	100	3,886	—	3,906	—
Residential Mortgage
Secured by 1-4 family
1st lien	4,970	4,981	1,009	5,770	50	5,792	150
Junior lien	1,987	2,013	708	2,641	5	2,650	9
Installment	104	104	47	104	2	104	4
	$19,805	$19,842	$3,542	$21,248	$130	$21,615	$387
Total:
Commercial & Industrial	$1,647	$2,809	$412	$2,167	$3	$2,213	$9
Construction	10,652	13,145	887	6,677	27	6,972	87
Real estate
Commercial mortgage	21,669	26,622	479	29,139	165	29,381	488
Residential mortgage	14,776	16,827	1,717	18,457	72	18,557	210
Installment	115	136	47	119	2	119	4
Total	$48,859	$59,539	$3,542	$56,559	$269	$57,242	$798

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-performing Assets

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and other real estate owned and repossessed assets.  Our non-performing assets ratio, defined as the ratio of non-performing assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 2.94% and 2.95% at September 30, 2015 and December 31, 2014, respectively. The Company’s largest borrower, as measured by total exposure, was downgraded to substandard in the third quarter of 2014, and was placed into nonaccrual status during the second quarter of 2015. Non-performing assets as of September 30, 2015 and December 31, 2014, were as follows.

(in thousands)	September 30, 2015	December 31, 2014
Loans 90 days past due and still accruing interest	$—	$—
Nonaccrual loans, including nonaccrual impaired loans	34,378	21,507
Other real estate owned and repossessed assets	12,450	21,721
Non-performing assets	$46,828	$43,228

A reconciliation of nonaccrual loans to impaired loans as of September 30, 2015 and December 31, 2014 is as follows.

(in thousands)	September 30, 2015	December 31, 2014
Nonaccrual loans, including nonaccrual impaired loans	34,378	21,507
TDRs on accrual	27,523	25,028
Impaired loans on accrual	1,427	2,324
Total impaired loans	$63,328	$48,859

Nonaccrual loans were $34.4 million at September 30, 2015 compared to $21.5 million at December 31, 2014.  The large increase in nonaccrual loans was primarily due to the decision by management to move the Company's largest remaining substandard relationship into nonaccrual during the second quarter of 2015. If income on nonaccrual loans had been recorded under original terms, $1.0 million and $918 thousand of additional interest income would have been recorded for the nine months ended September 30, 2015 and 2014 respectively.

The following table provides a rollforward of nonaccrual loans for the nine months ended September 30, 2015.

			Real Estate
(in thousands)	Commercial & Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Total
Balance at December 31, 2014	$1,494	$3,621	$8,190	$8,191	$11	$21,507
Transfers in	7,255	16,690	2,796	3,991	114	30,846
Transfers to OREO	—	(14)	(1,384)	(2,383)	—	(3,781)
Charge-offs	(4,074)	(2,021)	(288)	(782)	(170)	(7,335)
Payments	(670)	(2,309)	(987)	(1,780)	111	(5,635)
Return to accrual	—	(476)	(672)	(76)	—	(1,224)
Balance at September 30, 2015	$4,005	$15,491	$7,655	$7,161	$66	$34,378

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Age Analysis of Past Due Loans

An age analysis of past due loans as of September 30, 2015 and December 31, 2014 is as follows.

	September 30, 2015
							90 Days or
							More Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due and
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial & Industrial	$153	$—	$4,005	$4,158	$227,596	$231,754	$—
Construction
1-4 family residential
construction	—	271	—	271	24,912	25,183	—
Commercial construction	9	—	15,491	15,500	96,727	112,227	—
Real estate
Commercial Mortgage
Owner occupied	1,404	—	4,139	5,543	245,280	250,823	—
Non-owner occupied	—	—	3,516	3,516	403,850	407,366	—
Residential Mortgage
Secured by 1-4 family
1st lien	—	233	5,467	5,700	218,438	224,138	—
Junior lien	126	—	1,694	1,820	126,387	128,207	—
Installment	—	196	66	262	155,161	155,423	—
Deferred loan fees
and related costs	—	—	—	—	(525)	(525)	—
Total	$1,692	$700	$34,378	$36,770	$1,497,826	$1,534,596	$—

	December 31, 2014
							90 Days or
							More Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due and
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial & Industrial	$648	$—	$1,494	$2,142	$216,887	$219,029	$—
Construction
1-4 family residential
construction	—	—	—	—	17,989	17,989	—
Commercial construction	66	395	3,621	4,082	114,884	118,966	—
Real estate
Commercial Mortgage
Owner occupied	4,567	364	4,417	9,348	241,426	250,774	—
Non-owner occupied	504	63	3,773	4,340	384,049	388,389	—
Residential Mortgage
Secured by 1-4 family
1st lien	1,905	266	5,940	8,111	217,656	225,767	—
Junior lien	264	—	2,251	2,515	125,735	128,250	—
Installment	—	—	11	11	74,810	74,821	—
Deferred loan fees
and related costs	—	—	—	—	(1,050)	(1,050)	—
Total	$7,954	$1,088	$21,507	$30,549	$1,392,386	$1,422,935	$—

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality

The following tables provide information on September 30, 2015 and December 31, 2014 about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator.

	September 30, 2015
		Special Mention		Nonaccrual Loans
(in thousands)	Pass		Substandard		Total
Commercial & Industrial	$217,895	$8,187	$1,667	$4,005	$231,754
Construction
1-4 family residential
construction	24,791	392	—	—	25,183
Commercial construction	89,486	7,182	68	15,491	112,227
Real estate
Commercial Mortgage
Owner occupied	228,188	15,189	3,307	4,139	250,823
Non-owner occupied	387,580	7,482	8,788	3,516	407,366
Residential Mortgage
Secured by 1-4 family
1st lien	201,301	13,433	3,937	5,467	224,138
Junior lien	119,841	4,928	1,744	1,694	128,207
Installment	154,299	1,001	57	66	155,423
Deferred loan fees
and related costs	(525)	—	—	—	(525)
Total	$1,422,856	$57,794	$19,568	$34,378	$1,534,596

	December 31, 2014
		Special Mention		Nonaccrual Loans
(in thousands)	Pass		Substandard		Total
Commercial & Industrial	$195,564	$14,455	$7,516	$1,494	$219,029
Construction
1-4 family residential
construction	17,623	366	—	—	17,989
Commercial construction	88,970	9,077	17,298	3,621	118,966
Real estate
Commercial Mortgage
Owner occupied	218,436	22,289	5,632	4,417	250,774
Non-owner occupied	369,745	9,778	5,093	3,773	388,389
Residential Mortgage
Secured by 1-4 family
1st lien	194,104	20,191	5,532	5,940	225,767
Junior lien	118,061	5,686	2,252	2,251	128,250
Installment	73,700	1,002	108	11	74,821
Deferred loan fees
and related costs	(1,050)	—	—	—	(1,050)
Total	$1,275,153	$82,844	$43,431	$21,507	$1,422,935

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Modifications

Loans meeting the criteria to be classified as Troubled Debt Restructurings (“TDRs”) are included in impaired loans. As of September 30, 2015 and December 31, 2014, loans classified as TDRs were $29.1 million and $28.4 million, respectively.  The following table shows the loans classified as TDRs by management at September 30, 2015 and December 31, 2014.

(in thousands except number of contracts)	September 30, 2015		December 31, 2014
		Recorded Investment		Recorded Investment
Troubled Debt Restructurings	Number of Contracts		Number of Contracts
Commercial & Industrial	3	$231	2	$153
Construction
1-4 family residential construction	—	—	—	—
Commercial construction	5	6,400	13	8,905
Real estate
Commercial Mortgage
Owner occupied	13	13,723	11	13,619
Non-owner occupied	4	4,259	1	264
Residential Mortgage
Secured by 1-4 family, 1st lien	10	3,215	10	4,156
Secured by 1-4 family, junior lien	7	1,227	7	1,292
Installment	—	—	1	4
Total	42	$29,055	45	$28,393

Of total TDRs, $27.5 million was accruing and $1.5 million was nonaccruing at September 30, 2015 and $25.0 million was accruing and $3.4 million was nonaccruing at December 31, 2014.  Loans that are on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers whether such loans may return to accrual status.  TDRs in nonaccrual status may be returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan in accordance with the modified terms.  For the nine months ended September 30, 2015, $22 thousand of the nonaccrual TDRs were returned to accrual status; $576 thousand of the nonaccrual TDRs were returned to accrual status during the year ended December 31, 2014.

The following table shows a rollforward of accruing and nonaccruing TDRs for the nine months ended September 30, 2015.

(in thousands)	Accruing	Nonaccruing	Total
Balance at December 31, 2014	$25,028	$3,365	$28,393
Charge-offs	—	(149)	(149)
Payments	(1,531)	(2,353)	(3,884)
New TDR designation	4,545	150	4,695
Release TDR designation	—	—	—
Transfer	(519)	519	—
Balance at September 30, 2015	$27,523	$1,532	$29,055

The allowance for loan losses allocated to TDRs was $1.6 million and $1.9 million at September 30, 2015 and December 31, 2014, respectively.  There were $149 thousand TDRs charged off and there was $144 thousand allocated portion of allowance for loan losses associated with TDRs charged off, during the nine months ended September 30, 2015. The total of TDRs charged off and the allocated portion of allowance for loan losses associated with TDRs charged off were $3.2 million and $2.9 million, respectively, during the year ended December 31, 2014.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows a summary of the primary reason and pre- and post-modification outstanding recorded investment for loan modifications that were classified as TDRs during the three and nine months ended September 30, 2015 and September 30, 2014.  These tables include modifications made to existing TDRs as well as new modifications that are considered TDRs for the periods presented.  TDRs made with a below market rate that also include a modification of loan structure are included under rate change.

Three Months Ended September 30, 2015
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—	1	$123	$123
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Real estate
Commercial Mortgage
Owner occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	—	—	—
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	—	—	—
Secured by 1-4 family, junior lien	—	—	—	—	—	—
Installment	—	—	—	—	—	—
Total	—	$—	$—	1	$123	$123

	Three Months Ended September 30, 2014
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—	—	$—	$—
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Real estate
Commercial Mortgage
Owner occupied	—	—	—	1	279	241
Non-owner occupied	—	—	—	—	—	—
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	2	375	84
Secured by 1-4 family, junior lien	—	—	—	2	889	795
Installment	—	—	—	—	—	—
Total	—	$—	$—	5	$1,543	$1,120

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2015
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—	1	$123	$123
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Real estate
Commercial Mortgage
Owner occupied	2	704	391	—	—	—
Non-owner occupied	—	—	—	3	4,606	4,031
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	1	28	28
Secured by 1-4 family, junior lien	—	—	—	1	122	122
Installment	—	—	—	—	—	—
Total	2	$704	$391	6	$4,879	$4,304

	Nine Months Ended September 30, 2014
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—	1	$68	$68
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Real estate
Commercial Mortgage
Owner occupied	1	451	451	1	279	241
Non-owner occupied	—	—	—	—	—	—
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	4	783	310
Secured by 1-4 family, junior lien	—	—	—	3	891	797
Installment	—	—	—	—	—	—
Total	1	$451	$451	9	$2,021	$1,416

For the three and nine months ended September 30, 2015 and 2014, the Company had no loans for which there was a payment default and subsequent movement to nonaccrual status, that were modified as TDR’s within the previous twelve months.
Loans that are considered TDRs are considered specifically impaired and the primary consideration for measurement of impairment is the present value of the expected cash flows.  However, given the prevalence of real estate secured loans in the Company’s portfolio of troubled assets, the majority of the Company’s TDR loans are ultimately considered collateral-dependent.  As a practical expedient, impairments are, therefore, calculated based upon the estimated fair value of the underlying collateral. Observable market prices for the sale of the respective notes are not considered as a basis for impairment for any of the Company’s loans as of September 30, 2015 and December 31, 2014.

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

The Company does not participate in any government or company sponsored TDR programs and holds no corresponding assets.  Rather, loans are individually modified in situations where the Company believes it will minimize the probability of losses to the Company.  Additionally, the Company had no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs at September 30, 2015 and December 31, 2014.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - Other Real Estate Owned and Repossessed Assets

The following table shows a rollforward of other real estate owned and repossessed assets for the nine months ended September 30, 2015.

(in thousands)	Amount
Balance at December 31, 2014	$21,721
Transfers in (via foreclosure)	4,066
Sales	(11,866)
Gain on sales	53
Impairments	(1,524)
Balance at September 30, 2015	$12,450

As of September 30, 2015, there were $3.3 million of residential real estate properties included in the balance of other real estate owned and repossessed assets. Also at September 30, 2015, the Company held $1.0 million of real estate - residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process.

Other real estate owned and repossessed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on these assets as of and for the nine months ended September 30, 2015 and 2014 is as follows:

(in thousands)	September 30, 2015	September 30, 2014
Balance at beginning of year	$7,553	$12,776
Impairments	1,524	1,852
Charge-offs	(1,464)	(4,403)
Balance at end of period	$7,613	$10,225

Expenses applicable to other real estate owned and repossessed assets for the three and nine months ended September 30, 2015 and 2014 include the following:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Gain on sale	$(34)	$(173)	$(53)	$(317)
Impairments	259	426	1,524	1,852
Operating expenses	403	386	835	1,079
Total	$628	$639	$2,306	$2,614

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - Share-Based Compensation Plans

On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan (the “Plan”), which succeeds the Company’s 2006 Stock Incentive Plan and provided for the grant of up to 2,750,000 shares of our Common Stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities.  On June 25, 2012, the Company’s shareholders approved an amendment to the Plan that increased the number of shares reserved for issuance under the Plan to 13,675,000 of which 3,783,797 remain to be granted as of September 30, 2015.

Stock Options

Outstanding stock options consist of grants made to the Company’s directors and employees under share-based compensation plans that have been approved by the Company’s shareholders.  All outstanding options issued prior to 2014 have original terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over three to ten years. During 2014, there were 5,510,035 stock options granted to certain Company executive managers. The options granted during 2014 ratably vest over a four year period between 2015 and 2018, and expire in August 2021. There were no stock options granted during the nine-months ended September 30, 2015. There were 1,716,741 stock options forfeited during the three and nine months ended September 30, 2015 due to the transition of the Company's former CEO. A summary of the Company’s stock option activity and related information for the nine months ended September 30, 2015 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Contractual Term in Years

			(in thousands)
Balance at December 31, 2014	5,521,541	$2.33	$344	6.67
Granted	—	—
Forfeited and canceled	(1,716,741)	1.61
Expired	(2,285)	432.77
Balance at September 30, 2015	3,802,515	$2.40	$1,041	5.93
Options exercisable at
September 30, 2015	1,239,288	$3.95	$357	5.90

As of September 30, 2015, there was $2.2 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.98 years.

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

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s unvested restricted stock unit activity and related information for the nine months ended September 30, 2015 is as follows.

	Number of Unvested Awards	Weighted-Average Grant Date Fair Value

Balance at December 31, 2014	2,122,561	1.57
Granted	326,429	1.97
Vested	(747,581)	1.58
Forfeited and canceled	(429,185)	1.61
Balance at September 30, 2015	1,272,224	$1.65

Since the establishment of the Plan, there are 1,702,828 restricted stock units that have fully vested, of which 977,447 have settled in Common Stock of the Company as of September 30, 2015. There were 429,185 restricted stock units forfeited during the three and nine months ended September 30, 2015 due to the transition of the Company's former CEO.

As of September 30, 2015, there was $1.6 million of total unrecognized compensation cost related to restricted stock units.  That cost is expected to be recognized over a weighted-average period of 1.53 years.

Compensation cost relating to share-based awards is accounted for in the consolidated financial statements based on the fair value of the share-based award.  Share-based compensation expense recognized in the consolidated statements of operations for the nine months ended September 30, 2015 and 2014 was as follows.

(in thousands)	September 30, 2015	September 30, 2014
Expense recognized:
Related to stock options	$903	$196
Related to restricted stock units	525	647

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - Business Segment Reporting

The Company has identified its operating segments by product and subsidiary bank.  At September 30, 2015, the Company’s two community bank subsidiaries, BOHR and Shore, provide loan and deposit services through full-service branches and loan production offices located in Virginia, North Carolina, Delaware, and Maryland. After receiving regulatory approval, the Company merged BOHR and Shore into one bank subsidiary on October 13, 2015. Beginning with the fourth quarter 2015 Business Segment Reporting, the Company will report BOHR and Shore as one bank subsidiary. Refer to Note L, Subsequent Events, for further discussion of the bank subsidiary merger.

In addition to its banking operations, the Company has two additional reportable segments:  Mortgage and Corporate. Gateway Bank Mortgage, Inc. comprises our Mortgage segment and provides mortgage banking services such as originating and processing mortgage loans for sale to the secondary market.  Our Corporate segment includes the holding company.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the 2014 Form 10-K.  Segment profit and loss is measured by net income.  Intersegment transactions are recorded at cost and eliminated as part of the consolidation process.  Because of the interrelationships between the segments, the information is not indicative of how the segments would perform if they operated as independent entities.

The following tables show certain financial information as of and for the three and nine months ended September 30, 2015 and 2014 for each segment and in total.

(in thousands)	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Three Months Ended September 30, 2015
Net interest income (loss)	$15,591	$—	$12,404	$3,394	$197	$(404)
Provision for loan losses	—	—	(14)	—	14	—
Net interest income (loss)
after provision for loan losses	15,591	—	12,418	3,394	183	(404)
Noninterest income	8,415	(87)	3,025	471	5,743	(737)
Noninterest expense	23,151	(87)	13,932	3,428	4,673	1,205
Income (loss) before provision
for income taxes	855	—	1,511	437	1,253	(2,346)
Provision for income taxes	51	—	—	27	22	2
Net income (loss)	804	—	1,511	410	1,231	(2,348)
Net income attributable to
non-controlling interest	501	—	—	—	501	—
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$303	$—	$1,511	$410	$730	$(2,348)
Total assets at September 30, 2015	$1,977,612	$(93,172)	$1,609,059	$389,531	$63,365	$8,829

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Three Months Ended September 30, 2014
Net interest income (loss)	$15,172	$—	$12,382	$3,037	$163	$(410)
Provision for loan losses	16	—	—	—	16	—
Net interest income (loss)
after provision for loan losses	15,156	—	12,382	3,037	147	(410)
Noninterest income	6,134	(76)	2,410	790	3,213	(203)
Noninterest expense	19,149	(76)	12,311	3,389	2,971	554
Income (loss) before provision
for income taxes	2,141	—	2,481	438	389	(1,167)
Provision for income taxes	(45)	—	—	(31)	2	(16)
Net income (loss)	2,186	—	2,481	469	387	(1,151)
Net income attributable to
non-controlling interest	190	—	—	—	190	—
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$1,996	$—	$2,481	$469	$197	$(1,151)
Total assets at September 30, 2014	$2,017,167	$(66,852)	$1,699,859	$335,844	$38,068	$10,248

(in thousands)	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Nine Months Ended September 30, 2015
Net interest income (loss)	$46,021	$—	$37,019	$9,640	$544	$(1,182)
Provision for loan losses	600	—	547	75	(22)	—
Net interest income (loss)
after provision for loan losses	45,421	—	36,472	9,565	566	(1,182)
Noninterest income	22,892	(250)	8,179	1,501	15,506	(2,044)
Noninterest expense	62,260	(250)	37,989	9,879	12,409	2,233
Income (loss) before provision
for income taxes	6,053	—	6,662	1,187	3,663	(5,459)
Provision for income taxes	126	—	—	42	82	2
Net income (loss)	5,927	—	6,662	1,145	3,581	(5,461)
Net income attributable to
non-controlling interest	1,563	—	—	—	1,563	—
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$4,364	$—	$6,662	$1,145	$2,018	$(5,461)
Total assets at September 30, 2015	$1,977,612	$(93,172)	$1,609,059	$389,531	$63,365	$8,829

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Total	Elimination	BOHR	Shore	Mortgage	Corporate
Nine Months Ended September 30, 2014
Net interest income (loss)	$45,164	$—	$37,007	$8,855	$388	$(1,086)
Provision for loan losses	116	—	(260)	300	76	—
Net interest income (loss)
after provision for loan losses	45,048	—	37,267	8,555	312	(1,086)
Noninterest income	18,957	(207)	8,708	2,395	8,165	(104)
Noninterest expense	55,378	(207)	35,616	9,218	7,871	2,880
Income (loss) before provision
for income taxes	8,627	—	10,359	1,732	606	(4,070)
Provision for income taxes	(1)	—	—	(6)	21	(16)
Net income (loss)	8,628	—	10,359	1,738	585	(4,054)
Net income attributable to
non-controlling interest	297	—	—	—	297	—
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$8,331	$—	$10,359	$1,738	$288	$(4,054)
Total assets at September 30, 2014	$2,017,167	$(66,852)	$1,699,859	$335,844	$38,068	$10,248

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - Derivative Instruments

Derivatives are a financial instrument whose value is based on one or more underlying assets.  The Company originates residential mortgage loans for sale into the secondary market on a best efforts basis.  In connection with the underwriting process, the Company enters into commitments to lock-in the interest rate of the loan with the borrower prior to funding (“interest rate lock commitments”).  Generally, such interest rate lock commitments are for periods less than 60 days.  These interest rate lock commitments are considered derivatives.  The Company manages its exposure to changes in fair value associated with these interest rate lock commitments by entering into simultaneous agreements to sell the residential loans to third party investors shortly after their origination and funding.  At September 30, 2015 and December 31, 2014, the Company had loans held for sale of $46.5 million and $22.1 million, respectively.

Under the contractual relationship in the best efforts method, the Company is obligated to sell the loans only if the loans close.  As a result of the terms of these contractual relationships, the Company is not exposed to changes in fair value nor will it realize gains related to its rate-lock commitments due to subsequent changes in interest rates.  At September 30, 2015 and December 31, 2014, the Company had rate-lock commitments to originate residential mortgage loans (unfunded par amount of loans) on a best efforts basis in the amounts of $80.1 million and $35.6 million, respectively.

As of September 30, 2015 and December 31, 2014, the Company has derivative financial instruments not included in hedge relationships. To meet the needs of its commercial customers, the Company uses interest rate swaps to manage its interest rate risk.  Derivative contracts are executed between the Company and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program enabling the commercial loan customers to effectively exchange variable-rate interest payments under their existing obligations for fixed-rate interest payments.  For the nine months ended September 30, 2015 and 2014, the Company recorded gains totaling $175 thousand and $227 thousand, respectively, related to trading income on the interest rate swaps included in the back-to-back swap program that was included within other noninterest income on the Consolidated Statements of Operations.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of September 30, 2015 and December 31, 2014 is presented in the following tables:

		Gross	Net Amounts	Gross Amounts
		Amounts	of Assets	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
(in thousands)	Assets	Sheets	Sheets	Instruments	Received	Amount
Derivative assets:
September 30, 2015
Interest rate swap agreements	$2,212	$—	$2,212	$—	$—	$2,212
December 31, 2014
Interest rate swap agreements	913	—	913	197	—	716

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Gross	Net Amounts	Gross Amounts
		Amounts	of Liabilities	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Sheets	Sheets	Instruments	Pledged	Amount
Derivative liabilities:
September 30, 2015
Interest rate swap agreements	$2,212	$—	$2,212	$—	$2,212	$—
December 31, 2014
Interest rate swap agreements	913	—	913	197	566	150

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

Recurring Basis

The Company measures or monitors certain of its assets on a fair value basis.  Fair value is used on a recurring basis for those assets and liabilities for which an election was made as well as for certain assets and liabilities in which fair value is the primary basis of accounting.  The following tables reflect the fair value of assets measured and recognized at fair value on a recurring basis in the consolidated balance sheets at September 30, 2015 and December 31, 2014.

(in thousands)	September 30, 2015	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Investment securities available for sale
U.S. agency securities	$14,212	$—	$14,212	$—
Corporate bonds	11,306	—	11,306	—
Mortgage-backed securities -
Agency	153,663	—	153,663	—
Asset-backed securities	23,422	—	23,422	—
Equity securities	1,431	1,332	—	99
Total investment securities
available for sale	204,034	1,332	202,603	99
Derivative loan commitments	1,260	—	—	1,260
Interest rate swaps	2,212	—	2,212	—
Total assets	$207,506	$1,332	$204,815	$1,359

Liabilities
Interest rate swaps	$2,212	$—	$2,212	$—
Total liabilities	$2,212	$—	$2,212	$—

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2014	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Investment securities available for sale
U.S. agency securities	$17,653	$—	$17,653	$—
Corporate bonds	14,560	—	14,560	—
Mortgage-backed securities -
Agency	215,428	—	215,428	—
Asset-backed securities	53,197	—	53,197	—
Equity securities	1,383	1,103	—	280
Total investment securities
available for sale	302,221	1,103	300,838	280
Derivative loan commitments	472	—	—	472
Interest rate swaps	913	—	913	—
Total assets	$303,606	$1,103	$301,751	$752

Liabilities
Interest rate swaps	$913	$—	$913	$—
Total liabilities	$913	$—	$913	$—

The following table shows a rollforward of recurring fair value measurements categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2015 and 2014.

	Activity in Level 3		Activity in Level 3
	Fair Value Measurements		Fair Value Measurements
(in thousands)	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Investment Securities Available for Sale	Derivative Loan Commitments	Investment Securities Available for Sale	Derivative Loan Commitments

Description
Beginning of period balance	$280	$472	$289	$844
Unrealized gains included in:
Earnings	—	—	—	—
Other comprehensive income	—	—	(9)	—
Purchases	—	—	—	—
Sales	—	—	—	—
Reclassification from level 3 to level 1	(181)	—	—	—
Issuances	—	788	—	—
Settlements	—	—	—	(262)
End of period balance	$99	$1,260	$280	$582

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

To assist in the discounting process, a valuation matrix was developed to provide valuation guidance for collateral dependent loans and other real estate owned where it was deemed that an existing appraisal was outdated as to current market conditions.  The matrix applies discounts to external appraisals depending on the type of real estate and age of the appraisal.  The discounts are generally specific point estimates; however in some cases, the matrix allows for a small range of values.  The discounts were based in part upon externally derived statistical data.  The discounts were also based upon management’s knowledge of market conditions and prices of sales of other real estate owned.  In addition, matrix value adjustments may be made by our independent appraisal group to reflect property value trends within specific markets as well as actual sales data from market transactions and/or foreclosed real estate sales.  It is the Company’s policy to classify these as Level 3 assets within the fair value hierarchy.  The weighted average age of appraisals for valuations of collateral dependent impaired loans was 0.94 years as of September 30, 2015 and 0.56 years as of December 31, 2014.  Management periodically reviews the discounts in the matrix as compared to valuations from updated appraisals and modifies the discounts accordingly should updated appraisals reflect valuations significantly different than those derived utilizing the matrix.  To date, management believes the appraisal discount matrix has resulted in appropriate adjustments to existing appraisals thereby providing management with reasonable valuations for the collateral underlying the loan portfolio; however, while appraisals are indicators of fair value, the amount realized upon sale of these assets could be significantly different.

The following tables reflect the fair value of assets measured and recognized at fair value on a nonrecurring basis in the consolidated balance sheets at September 30, 2015 and December 31, 2014.

	Assets Measured at Fair Value	Fair Value Measurements at
		September 30, 2015 Using
(in thousands)		Level 1	Level 2	Level 3
Impaired loans	$54,542	$—	$—	$54,542
Other real estate owned
and repossessed assets	12,450	—	—	12,450

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Assets Measured at Fair Value	Fair Value Measurements at
		December 31, 2014 Using
		Level 1	Level 2	Level 3
Impaired loans	$40,107	$—	$—	$40,107
Other real estate owned
and repossessed assets	21,721	—	—	21,721

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

(in thousands except for percentages)		Significant Unobservable	Significant Unobservable
	Fair Value at	Inputs by	Inputs as of
Type	September 30, 2015	Valuation Technique	September 30, 2015
Derivative loan commitments	$1,260	Pull through rate	85%
		Percentage of loans that will
		ultimately close
Impaired loans	54,542	Appraised value	11%
		Average discounts to reflect current
		market conditions, ultimate collectability,
		and estimated costs to sell
Other real estate owned	12,450	Appraised value	13%
		Weighted average discounts to reflect
		current market conditions, abbreviated
		holding period, and estimated costs to sell

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

(j)    Commitments to Extend Credit and Standby Letters of Credit
The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments.  These deferred fees are not deemed significant at September 30, 2015 and December 31, 2014, and as such, the related fair values have not been estimated.

The carrying amounts and fair values of those financial instruments that are not recorded at fair value at September 30, 2015 and December 31, 2014 were as follows.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2015
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
(in thousands)			Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,511,722	$1,525,472	$—	$—	$1,525,472
Financial Liabilities:
Deposits	1,686,808	1,674,494	—	1,674,494	—
FHLB borrowings	40,000	39,903	—	39,903	—
Other borrowings	29,569	56,703	—	56,703	—

	December 31, 2014
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
(in thousands)			Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,395,885	$1,406,608	$—	$—	$1,406,608
Financial Liabilities:
Deposits	1,581,348	1,565,278	—	1,565,278	—
FHLB borrowings	165,847	165,963	—	165,963	—
Other borrowings	29,224	56,703	—	56,703	—
(1)Carrying amount and fair value includes impaired loans.  Carrying amount and fair value are net of the allowance for loan losses.

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

NOTE L - Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

On October 13, 2015, the Company merged its two bank subsidiaries, BOHR and Shore. The Company received regulatory approval from the FRB on June 29, 2015 and from the State Corporation Commission of the Commonwealth of Virginia on August 26, 2015 and September 30, 2015. The merged bank subsidiary will operate under the brand names of Bank of Hampton Roads, Gateway Bank, and Shore Bank in their respective markets. The Company's mortgage banking subsidiary, Gateway Bank Mortgage, and its specialty finance business, Shore Premier Finance, will continue to operate under their respective brand names in all the markets they serve.

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
Critical Accounting Policies
U.S. generally accepted accounting principles (“GAAP”) are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex assumptions, judgments, and estimates.  Our assumptions, judgments, and estimates may be incorrect, and changes in such assumptions, judgments, and estimates may have a material impact on the consolidated financial statements.  Actual results, in fact, could differ materially from those estimates.  We consider our policies on allowance for loan losses, the valuation of deferred taxes, and the valuation of other real estate owned to be critical accounting policies. Refer to our 2014 Form 10-K for further discussion of these policies and see Note K to the Consolidated Financial Statements for the quarter ended September 30, 2015 filed herewith for additional information regarding our deferred tax assets and the valuation allowance recorded on such assets at December 31, 2014.
Material Trends and Uncertainties
The Company's largest market in which it does business, the Hampton Roads region of Virginia, continues to see an economy that is moving forward at a sluggish pace. In its annual State of the Region Report, the Center for Economic Analysis and Policy at Old Dominion University (the "Center") reported that from 2008 to 2014 the gross regional product grew less than 1% on average compared to a growth rate of close to 4% on average during the period 2000 to 2007. The Center estimates the gross regional product for Hampton Roads will grow by 1.3% in 2015; a slower pace in comparison to the Virginia and U.S. economy. A major driver of the sluggish economy has been the declining U.S. Department of Defense ("DOD") spending. Between 2000 and 2012, direct DOD spending in Hampton Roads increased by an average of 5.6% annually. The Center expects DOD spending in Hampton Roads in 2015 to be 3.2% below the peak observed in 2012. Whereas 40.3% of the Hampton Roads economy was attributed directly and indirectly to DOD spending in 2014, this is down from 44.9% in 2011.
According to the U.S. Bureau of Labor Statistics, the Hampton Roads unemployment rate was 4.8% in August 2015, compared to 5.9% in August 2014, and total non-farm employment rose from 756,200 in September 2014 to 762,200 in September 2015. Home sales in August 2015 climbed 8.1% from August 2014, according to the Virginia Beach-based Real Estate Information Network, the multiple listing service for Hampton Roads, with the median price increasing 5.5%. Distressed home sales declined to below 15.0% of all homes sales for the first time in several years. The area, however, did see an increase in foreclosures of 23.2% during the third quarter of 2015 compared to the same period in 2014.
With the continued underutilization of labor resources and the low level of inflation, and based on recent statements of the Federal Open Market Committee (FOMC) of the FRB, we expect the low interest rate environment that we have been operating in to continue through the remainder of 2015 and into the first part of 2016.
The loan portfolio grew $111.7 million or 7.8% during the nine months ended September 30, 2015, primarily driven by a marine loan portfolio purchase in February 2015, executed by our Shore Premier Finance unit. It is the intent of the Company to continue to grow the loan portfolio in all the markets we serve. Nonaccrual loans significantly increased in the second quarter of 2015 as management made the decision to move the Company's largest remaining substandard relationship into nonaccrual. Classified loans continued to decline, and overall credit quality, as measured by weighted average risk grade, continued the trend of improvement as

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

well. Driven in part by continued favorable market interest rates, mortgage banking revenue was up 89.1% for the nine months ended September 30, 2015, compared to the same period last year. Through specific deposit campaigns implemented by the Company, we saw strong growth in deposits throughout the first nine months of 2015, expanding by $105.5 million, or 6.7%. Almost one-third of the deposit growth came from the addition of one commercial deposit relationship obtained through the Company's expansion into Baltimore, MD. The increased deposits assisted in funding the expansion of the loan portfolio, while reducing the Company's reliance on non-core sources of funding.
On September 16, 2015, Douglas J. Glenn resigned as President and Chief Executive Officer and director of the Company, and the Board of Directors of the Company appointed Charles M. Johnston, Chairman of the Company’s Board of Directors, to serve as the interim Chief Executive Officer of the Company while the Company conducts a search for Mr. Glenn’s replacement. Also on September 16, 2015, the Board of Directors of the Company appointed Donna W. Richards, President of Bank of Hampton Roads, as President and Chief Operating Officer of the Company.
For further discussion of the material trends and uncertainties that may affect our results and financial condition, refer to the risk factors discussed in the Company's 2014 Form 10-K, Part I, Item 1A "Risk Factors".
Company Overview
Hampton Roads Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Virginia Beach, Virginia. The Company’s primary subsidiary is Bank of Hampton Roads (“BOHR”). As of September 30, 2015, the Company had two banking subsidiaries, BOHR and Shore Bank (“Shore”, collectively the “Banks”). After receiving regulatory approval, the Company merged BOHR and Shore into one bank subsidiary on October 13, 2015.
BOHR engages in general community and commercial banking business, targeting the needs of individuals and small- to medium-sized businesses in our primary service areas. Currently, BOHR operates 17 full-service offices in the Hampton Roads region of southeastern Virginia, 10 full-service offices throughout Richmond, Virginia and the Northeastern and Research Triangle regions of North Carolina that do business as Gateway Bank (“Gateway”), and 7 full-service offices on the Eastern Shore of Virginia and in Maryland and 3 loan production offices in Maryland and Delaware, all of which do business as Shore Bank. Through various divisions, BOHR also offer mortgage banking and marine financing. Our largest investor shareholders include Anchorage Capital Group, L.L.C. (“Anchorage”), CapGen Capital Group VI LP (“CapGen”), and The Carlyle Group, L.P. (“Carlyle”). Anchorage, CapGen, and Carlyle own 24.80%, 29.85%, and 24.80%, respectively, of the outstanding shares of our Common Stock as of September 30, 2015.
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
The direct lending activities in which the Company engages carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve") and general economic conditions, nationally and in the Company's primary market areas, have a significant impact on the Company's results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Company in full, or in a timely manner, resulting in decreased earnings or losses to the Company. Regarding net interest margin, the Company makes fixed rate loans, whereby general increases in interest rates will tend to reduce the Company's spread as the interest rates the Company must pay for deposits may increase while interest income may be unchanged. Economic conditions may also adversely affect the value of property pledged as security for loans and the ability to liquidate that property to satisfy a loan if necessary.
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
Since the beginning of the "Great Recession", many of our loan customers have operated in an economically challenging business environment, however, the markets in which we operate have begun to experience generally more stable business conditions. Generally, the levels of loan delinquencies and defaults have continued to decline over the last several years, although they continue to be higher than historical levels. We did experience an increase in nonaccrual loans in the second quarter of 2015, due primarily to management's decision to move the Company's largest remaining substandard relationship into nonaccrual. Also during the last several years, our net interest income, before the provision for loan losses, has not grown due to a historically low interest rate environment.
The Company reported net income for the nine months ended September 30, 2015, as it did for all of 2014 and 2013, compared to reporting net operating losses for 2010 to 2012, primarily resulting from improved general economic conditions and credit performance of the Company’s loan portfolio.  There is no guarantee that we will be able to maintain this improvement in our net income. In addition to the risk that the broader economic conditions will stagnate or reverse their improvements, our mortgage banking earnings, which have been a significant source of revenue in 2015, are particularly volatile due to their dependence upon the direction and level of mortgage interest rates.  As of September 30, 2015, the Company exceeded the regulatory capital minimums and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.
The following is a summary of our financial condition as of September 30, 2015 and our financial performance for the three and nine months then ended.

•
Assets were $2.0 billion at September 30, 2015.  Since December 31, 2014, there has been a significant shift out of overnight funds sold and due from FRB and investment securities available for sale into loans held for sale and loans.

•
Investment securities available for sale were $204.0 million as of September 30, 2015, down from $302.2 million at December 31, 2014.  The proceeds from investment security sales partially funded the loan portfolio growth during the year. A general decrease in interest rates contributed to an increase in the net unrealized gains in our portfolio.

•
Loans have grown 7.8% since December 31, 2014 to $1.5 billion; this growth was primarily driven by a $104.7 million marine loan portfolio purchase which occurred in the first quarter of 2015. In the second quarter of 2015, management made the decision to move the Company's largest remaining substandard relationship into nonaccrual. Therefore, impaired loans increased by $14.4 million, or 29.6% to $63.3 million at September 30, 2015, compared to $48.9 million at December 31, 2014.

•
Allowance for loan losses decreased $4.2 million, or 15.4% to $22.9 million at September 30, 2015; down from $27.1 million at December 31, 2014. Lower historical loss rates and improving credit quality led to a reduction in the general reserve. With the increased charge off activity in the third quarter, year-to-date charge-offs surpassed year-to date recoveries. There was no additional loss provision expense recorded in the third quarter.

•
Deposits increased $105.5 million or 6.7% from December 31, 2014. The Company has made a concerted effort to attract additional deposits in order to support loan growth. Almost one-third of the deposit growth came from the addition of one commercial deposit relationship obtained through the Company's expansion into Baltimore, MD.

•
Net interest income increased $419 thousand and $857 thousand during the three and nine months ended September 30, 2015 as compared to the same periods in 2014.  The growth in net interest income has resulted from the shift away from lower yielding assets into loans for which the Company earns a higher yield.

•
Net interest margin was 3.35% and 3.24% for the three months ended September 30, 2015 and September 30, 2014, respectively and 3.27% and 3.32% for the nine months ended September 30, 2015 and September 30, 2014, respectively.

•	A provision for loan losses for the nine months ended September 30, 2015 was recorded for $600 thousand, compared to $116 thousand for the same period in 2014.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

•
Noninterest income for the three and nine months ended September 30, 2015 was $8.4 million and $22.9 million, respectively, an increase of $2.3 million or 37.2% and $3.9 million or 20.8%, compared to the same periods in 2014. Mortgage banking revenue continues to be the major driver, due in part to favorable mortgage rates which have produced healthy growth in our mortgage services division during the first nine months of 2015 compared to the same period in 2014. Offsetting this growth in mortgage banking revenue is a year-over-year decline in income from bank-owned life insurance related to death benefits received in 2014.

•
Noninterest expense for the three and nine months ended September 30, 2015 was $23.2 million and $62.3 million, respectively, an increase of $4.0 million or 20.9% and $6.9 million or 12.4%, compared to the same periods in 2014. The overall increase in noninterest expense was primarily driven by increases in salaries and employee benefits resulting from subsidiary expansions, mortgage-related commissions, one-time separation costs, and increased share-based compensation.

•
The Company's return on average assets ratio (ROAA) was 0.29%, and 0.57% for the nine months ended September 30, 2015 and 2014, respectively, and its return on average equity ratio (ROAE) was 2.86% and 5.82% for the nine months ended September 30, 2015 and 2014, respectively.

•
Our effective tax rate was 2.08% for the nine months ended September 30, 2015 compared to 0.0% for the same period in 2014.  These taxes related to state income taxes owed.  These rates differ from the statutory rate due primarily due to the full valuation allowance against the Company’s net deferred tax assets.

ANALYSIS OF RESULTS OF OPERATIONS
Net income attributable to Hampton Roads Bankshares, Inc. for the three and nine months ended September 30, 2015 was $303 thousand and $4.4 million, respectively, as compared with net income for the three and nine months ended September 30, 2014 of $2.0 million and $8.3 million, respectively.

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
Table 1:  Average Balance Sheet and Net Interest Margin Analysis

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014			2015 Compared to 2014
							Interest
		Interest	Average		Interest	Average	Income/	Variance
(in thousands, except	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to
average yield/rate data)	Balance	Expense	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Loans	$1,572,146	$17,296	4.36%	$1,403,229	$15,967	4.51%	$1,329	$(2,413)	$3,742
Investment securities	218,561	1,436	2.61	361,745	2,331	2.56	(895)	289	(1,184)
Overnight funds sold
and due from FRB	56,413	28	0.20	90,507	45	0.20	(17)	2	(19)
Interest-bearing deposits
in other banks	1,146	—	—	709	—	—	—	—	—
Total interest-earning assets	1,848,266	18,760	4.03	1,856,190	18,343	3.92	417	(2,122)	2,539
Noninterest-earning assets	127,915			140,600
Total assets	$1,976,181			$1,996,790
Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$628,307	$661	0.42%	$625,375	$697	0.44%	$(36)	$(56)	$20
Savings deposits	60,831	15	0.10	57,608	8	0.06	7	7	—
Time deposits	672,285	1,959	1.16	639,034	1,698	1.05	261	179	82
Total interest-bearing deposits	1,361,423	2,635	0.77	1,322,017	2,403	0.72	232	130	102
Borrowings	72,871	534	2.91	198,924	768	1.53	(234)	1,255	(1,489)
Total interest-bearing liabilities	1,434,294	3,169	0.88	1,520,941	3,171	0.83	(2)	1,385	(1,387)
Noninterest-bearing liabilities
Demand deposits	319,904			266,717
Other liabilities	15,777			14,154
Total noninterest-bearing liabilities	335,681			280,871
Total liabilities	1,769,975			1,801,812
Shareholders' equity	206,206			194,978
Total liabilities and shareholders' equity	$1,976,181			$1,996,790
Net interest income		$15,591			$15,172
Net interest spread			3.15%			3.09%
Net interest margin			3.35%			3.24%
Note: Interest income from loans includes fees of $273 thousand and $443 thousand for the three months ended September 30, 2015 and 2014, respectively.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014			2015 Compared to 2014
							Interest
		Interest	Average		Interest	Average	Income/	Variance
(in thousands, except	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to
average yield/rate data)	Balance	Expense	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Loans	$1,561,655	$50,908	4.36%	$1,387,866	$47,243	4.55%	$3,665	$2,931	$734
Investment securities	241,435	4,733	2.62	345,951	6,864	2.65	(2,131)	1,813	(3,944)
Overnight funds sold
and due from FRB	78,684	126	0.21	83,735	128	0.20	(2)	18	(20)
Interest-bearing deposits
in other banks	1,327	—	—	728	—	—	—	—	—
Total interest-earning assets	1,883,101	55,767	3.96	1,818,280	54,235	3.99	1,532	4,762	(3,230)
Noninterest-earning assets	132,029			145,138
Total assets	$2,015,130			$1,963,418
Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$629,406	$2,005	0.43%	$613,127	$1,978	0.43%	$27	$26	$1
Savings deposits	59,060	39	0.09	58,597	24	0.05	15	15	—
Time deposits	679,385	5,753	1.13	620,110	4,796	1.03	957	844	113
Total interest-bearing deposits	1,367,851	7,797	0.76	1,291,834	6,798	0.70	999	885	114
Borrowings	131,565	1,949	1.98	210,461	2,273	1.44	(324)	1,252	(1,576)
Total interest-bearing liabilities	1,499,416	9,746	0.87	1,502,295	9,071	0.81	675	2,137	(1,462)
Noninterest-bearing liabilities
Demand deposits	293,791			251,863
Other liabilities	17,976			17,876
Total noninterest-bearing liabilities	311,767			269,739
Total liabilities	1,811,183			1,772,034
Shareholders' equity	203,947			191,384
Total liabilities and shareholders' equity	$2,015,130			$1,963,418
Net interest income		$46,021			$45,164
Net interest spread			3.09%			3.18%
Net interest margin			3.27%			3.32%
Note: Interest income from loans includes fees of $831 thousand and $1.2 million for the nine months ended September 30, 2015 and 2014, respectively.

Interest income earned from interest-earning assets increased predominantly as a result of the Company funding loan growth by utilizing other real estate owned and repossessed asset conversion and lower yielding investment securities and overnight funds.
Interest expense on interest-bearing liabilities increased mainly due to two factors: the Company strategically offered higher rates on certain deposit products in order to attract additional deposits; and as FHLB advances matured, the mix of borrowings was more heavily weighted towards trust preferred securities, which have a higher effective interest rate compared to the FHLB instruments.

Noninterest Income
Noninterest income comprised 31.0% and 29.1% of total revenue during the three and nine months ended September 30, 2015, respectively, compared to 25.1% and 25.9% during the same periods in 2014.  We define total revenue as the sum of interest income and noninterest income.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Table 2 provides a summary of noninterest income for the three and nine months ended September 30, 2015 and 2014.
Table 2:  Noninterest Income

	Three Months Ended September 30,		2015 Compared to 2014
(in thousands, except for percentages)	2015	2014	$	%
Mortgage banking revenue	$5,722	$3,215	$2,507	78.0%
Service charges on deposit accounts	1,273	1,196	77	6.4
Income from bank-owned life insurance	302	278	24	8.6
Gain on sale of investment securities available for sale	—	58	(58)	(100.0)
Loss on sale of premises and equipment	—	(82)	82	(100.0)
Gain on sale of other real estate owned & repossessed assets	34	173	(139)	(80.3)
Impairment of other real estate owned & repossessed assets	(259)	(426)	167	39.2
Visa check card income	677	710	(33)	(4.6)
Other	666	1,012	(346)	(34.2)
Total noninterest income	$8,415	$6,134	$2,281	37.2%

	Nine Months Ended September 30,		2015 Compared to 2014
(in thousands, except for percentages)	2015	2014	$	%
Mortgage banking revenue	$15,444	$8,169	$7,275	89.1%
Service charges on deposit accounts	3,713	3,550	163	4.6
Income from bank-owned life insurance	956	3,823	(2,867)	(75.0)
Gain on sale of investment securities available for sale	238	243	(5)	(2.1)
Loss on sale of premises and equipment	(14)	(113)	99	(87.6)
Gain on sale of other real estate owned & repossessed assets	53	317	(264)	(83.3)
Impairment of other real estate owned & repossessed assets	(1,524)	(1,852)	328	17.7
Visa check card income	1,994	1,957	37	1.9
Other	2,032	2,863	(831)	(29.0)
Total noninterest income	$22,892	$18,957	$3,935	20.8%

Mortgage banking revenue increased in part due to favorable market interest rates driving an increased demand for mortgage financing. The strong refinancing activity experienced earlier in the year has been supplemented by an increased demand for purchase financing, which accounted for 68% of financings in the third quarter of 2015 compared to 53% in the first quarter of 2015. Income from bank-owned life insurance declined due to death benefits received in excess of cash surrender value in the first quarter of 2014, which were nonrecurring in 2015. The decline in other noninterest income is mainly driven by one-time loan monitoring fees related to the marine financing portfolio that benefited 2014, a decline in rental income related to the decrease in other real estate owned and repossessed assets, and other nonrecurring miscellaneous income.
Noninterest Expense
Noninterest expense represents our operating and overhead expenses.  The efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income excluding securities gains was 90.7% during the nine months ended September 30, 2015 compared to 86.7% for the same period in 2014.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Table 3 provides a summary of noninterest expense for the three and nine months ended September 30, 2015 and 2014.

Table 3:  Noninterest Expense

	Three Months Ended September 30,		2015 Compared to 2014
(in thousands, except for percentages)	2015	2014	$	%
Salaries and employee benefits	$13,688	$10,210	$3,478	34.1%
Professional and consultant fees	1,542	1,146	396	34.6
Occupancy	1,664	1,712	(48)	(2.8)
FDIC insurance	339	601	(262)	(43.6)
Data processing	1,516	1,248	268	21.5
Problem loan and repossessed asset costs	538	489	49	10.0
Equipment	349	490	(141)	(28.8)
Directors' and regional board fees	433	325	108	33.2
Advertising and marketing	386	423	(37)	(8.7)
Other	2,696	2,505	191	7.6
Total noninterest expense	$23,151	$19,149	$4,002	20.9%

	Nine Months Ended September 30,		2015 Compared to 2014
(in thousands, except for percentages)	2015	2014	$	%
Salaries and employee benefits	35,604	$28,886	$6,718	23.3%
Professional and consultant fees	3,810	4,296	(486)	(11.3)
Occupancy	4,919	4,933	(14)	(0.3)
FDIC insurance	1,361	1,755	(394)	(22.5)
Data processing	4,554	3,414	1,140	33.4
Problem loan and repossessed asset costs	1,150	1,296	(146)	(11.3)
Equipment	1,034	1,254	(220)	(17.5)
Directors' and regional board fees	1,028	1,255	(227)	(18.1)
Advertising and marketing	1,090	1,026	64	6.2
Other	7,710	7,263	447	6.2
Total noninterest expense	$62,260	$55,378	$6,882	12.4%

Salaries and employee benefits expense increased for the nine months ended September 30, 2015, compared to the same period in 2014, mainly driven by subsidiary expansions, growth in commission expense in the mortgage division, increased share-based compensation due to the TARP-related clawback that occurred in the first half of 2014, one-time severance compensation paid out during the first quarter of 2015, and one-time separation costs paid out in the third quarter of 2015. As the Company's credit profile improves and legacy legal issues are resolved, professional and consultant fees have declined for the nine months ended September 30, 2015. FDIC insurance expense has declined, as our assessment rates have decreased due to the Company’s improved risk profile. Data processing expenses increased primarily due to the Company outsourcing the processing and printing of customer statements, as well as fees incurred that were related to revenue enhancement initiatives. Problem loan and repossessed asset costs declined on a year-to-date basis due to the overall decrease in other real estate owned and repossessed assets, and lower levels of classified loans. Directors' and regional board fees are down due to: 1) lower RSU vesting expense mostly attributable to nonrecurring RSU grants and, 2) lower director retirement expense due to acceleration of service costs in 2014 attributable to the retirement of certain Bank directors. The increase in other noninterest expense is mainly driven by higher bank franchise tax due to capital growth, higher online banking fees as more customers shift their banking online, and higher loan-related expenses due to loan portfolio growth.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ANALYSIS OF FINANCIAL CONDITION
Assets were $2.0 billion at September 30, 2015.  The Company has intentionally made a shift among the asset categories within its balance sheet, growing loans held for sale, and loans, while reducing investment securities available for sale, overnight funds sold and due from FRB, and other real estate owned and repossessed assets, net of valuation allowance.
Cash and Cash Equivalents. Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB.  Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity.  Cash and cash equivalents as of September 30, 2015 were $64.8 million compared to $103.6 million at December 31, 2014 and consisted mainly of deposits with the FRB.  The Company has used its cash and cash equivalents to partially fund loan origination activity.
Investment Securities. Our investment portfolio at September 30, 2015 consisted primarily of U.S. agency, mortgage-backed securities (“MBS”), and asset-backed securities ("ABS"). Repayment of principal and interest of the ABS is dependent upon the performance of the underlying loan collateral. The Company performs due diligence of each security on a pre- and post-purchase basis to evaluate the underlying collateral and invests in the investment grade tranches of securitizations. However, should defaults or loss severities exceed the credit enhancement in the structure, payment of principal or interest may be impacted. The Company currently does not own any collateralized loan obligation securities that would require divestiture under the Volcker Rule of the Dodd-Frank Act. The Volcker Rule generally prohibits banking entities from engaging in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments for their own account; and from owning, sponsoring, or having certain relationships with hedge funds or private equity funds, referred to as “covered funds”.
Our available for sale securities are reported at fair value and are used primarily for liquidity, pledging, earnings, and asset / liability management purposes and are reviewed quarterly for possible impairment.  Due to portfolio activity, the fair value of our available for sale investment securities at September 30, 2015 decreased $98.2 million or 32.5% to $204.0 million compared to $302.2 million at December 31, 2014. The proceeds from investment security sales partially funded the loan portfolio growth.
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
Gross loans increased by $111.7 million or 7.8% during the nine months ended September 30, 2015.  This growth was primarily driven by a $104.7 million marine loan portfolio purchase, arranged by the Shore Premier Finance marine lending unit, of which $75.3 million were installment loans and $29.4 million were commercial loans. It is the intent of the Company to continue to grow the loan portfolio in all the markets we serve.
Credit concentrations are measured against internal and prudential regulatory guidelines. Additionally, our business practices and internal guidelines and underwriting standards will continue to be followed in making lending decisions in order to manage exposure to credit-related losses.
Allowance for Loan Losses and Provision for Loan Losses. The allowance for loan losses was $22.9 million or 1.49% of outstanding loans as of September 30, 2015 compared with $27.1 million or 1.90% of outstanding loans as of December 31, 2014.
The allowance for loan losses declined $4.2 million, or 15.4%, during the nine months ended September 30, 2015 as a result of charge-offs exceeding recoveries and additional provisions for loan losses. Our provision for loan losses was $600 thousand during the nine months ended September 30, 2015, compared to $116 thousand recorded for the same period in 2014. We did not make any significant changes to our methodology or model for estimating the allowance for loan losses during 2015.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The allowance consists of specific, general, and unallocated components.  Table 4 provides an allocation of the allowance for loan losses and other related information at September 30, 2015 and December 31, 2014.
Table 4:  Allowance for Loan Losses Components and Related Data

(in thousands, except for percentages)	September 30, 2015	December 31, 2014
Allowance for loan losses:
Specific component	$3,598	$3,542
Pooled component	16,356	20,380
Unallocated component	2,920	3,128
Total	$22,874	$27,050
Impaired loans	$63,328	$48,859
Non-impaired loans	1,471,268	1,374,076
Total loans	$1,534,596	$1,422,935

Specific component as % of impaired loans	5.68%	7.25%
Pooled component as % of non-impaired loans	1.11	1.48
Allowance as % of loans	1.49	1.90
Allowance as % of nonaccrual loans	66.54	125.77
The specific component of our allowance for loan losses relates to loans that are determined to be impaired and, therefore, are individually evaluated for impairment.  The specific component modestly increased during the nine months ended September 30, 2015, primarily due to the decision by management to move the Company's largest remaining substandard relationship into nonaccrual in the second quarter of 2015 and to charge-off a portion of these loans in the third quarter of 2015. This decision also drove impaired loans to increase to $63.3 million at September 30, 2015 from $48.9 million at December 31, 2014.  Of these loans, $34.4 million were on nonaccrual status at September 30, 2015 as compared with $21.5 million at December 31, 2014, an increase of 59.8%. The general or pooled component relates to groups of homogeneous loans not designated for a specific allowance and collectively evaluated for impairment. The combination of lower historical loss rates and improved credit quality drove a decline in general reserves. Charge-offs exceeded recoveries which contributed to the overall decline. A provision for loan losses of $600 thousand was added to the total reserve during the first nine months of 2015. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated portion of the allowance for loan losses decreased mainly due to improving credit quality and macroeconomic stability.
Table 5 displays certain ratios used by management in assessing the adequacy of the allowance for loan losses at September 30, 2015 and December 31, 2014.
Table 5:  Adequacy of the Allowance for Loan Losses

	September 30, 2015	December 31, 2014

Non-performing loans for which full loss has been charged off to total loans	1.43%	0.55%
Non-performing loans for which full loss has been charged off to non-performing loans	63.92	35.55
Charge-off rate for non-performing loans for which the full loss has been charged off	25.83	58.19
Coverage ratio net of non-performing loans for which the full loss has been charged off	184.39	195.16
Total allowance divided by total loans less non-performing loans for which the full loss has been charged off	1.51	1.95
Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	15.91	17.88

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

At September 30, 2015, management believed the level of the allowance for loan losses to be commensurate with the risk existing in our portfolio. However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.
Non-Performing Assets. Management classifies non-performing assets as those loans on which payments have been delinquent 90 days and are still accruing interest, nonaccrual loans, and other real estate owned and repossessed assets.  Total non-performing assets were $46.8 million and $43.2 million at September 30, 2015 and December 31, 2014, respectively. Our non-performing assets ratio, defined as the ratio of non-performing assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 2.94% and 2.95% at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2014 there were no loans categorized as 90 days or more past due and still accruing interest.  Loans in nonaccrual status totaled $34.4 million and $21.5 million at September 30, 2015 and December 31, 2014, respectively. The Company’s largest borrower, as measured by total exposure, was downgraded to substandard in the third quarter of 2014, and was placed in nonaccrual status in the second quarter of 2015. Loans are placed in nonaccrual status when the collection of principal or interest becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever occurs first, unless there are extenuating circumstances. We had $12.5 million and $21.7 million of other real estate owned and repossessed assets at September 30, 2015 and December 31, 2014, respectively.  This decline was mainly due to sales of real estate owned outpacing foreclosure and repossession activity during the nine months ended September 30, 2015.
Deposits. Deposits increased $105.5 million or 6.7% from December 31, 2014. The Company has made a concerted effort to attract additional deposits in order to support planned and anticipated loan growth. Almost one-third of the deposit growth came from the addition of one commercial deposit relationship obtained through the Company's expansion into Baltimore, MD.
Borrowings. We use short-term and long-term borrowings from various sources including the FRB discount window, FHLB, and trust preferred securities.  We manage the level of our borrowings to ensure that we have adequate sources of liquidity.  Refer to our 2014 Form 10-K for further discussion about our borrowings.
Liquidity. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  It is used by management to provide continuous access to sufficient, reasonably priced funds.  We continued to maintain a strong liquidity position during the nine months ended September 30, 2015. At September 30, 2015, cash and cash equivalents were $64.8 million, and investment securities available for sale, at fair value were $204.0 million.
At September 30, 2015, our Banks had credit lines in the amount of $221.7 million at the FHLB.  These lines may be utilized for short- and/or long-term borrowing.  Overnight federal funds purchased through the FHLB amounted to $40.0 million at September 30, 2015. We also possess additional sources of liquidity through a variety of borrowing arrangements.  The Banks also maintain federal funds lines with three regional banking institutions and through the FRB Discount Window.  These available lines totaled approximately $89.0 million at September 30, 2015, and none of these lines were utilized for borrowing purposes at September 30, 2015.
Capital Resources. Total shareholders’ equity increased $6.9 million or 3.5% to $204.4 million at September 30, 2015, from $197.5 million at December 31, 2014. The Company and the Banks are subject to regulatory capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Banks must meet specific capital guidelines that involve quantitative and qualitative measures to ensure capital adequacy.
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
As of September 30, 2015, our consolidated regulatory capital ratios were Common Equity Tier 1 Capital Ratio of 11.58%, Tier 1 Risk-Based Capital Ratio of 13.19%, Total Risk-Based Capital Ratio of 14.44%, and Tier 1 Leverage Ratio of 11.56%.  As of September 30, 2015, the Company exceeded the regulatory capital minimums, and BOHR and Shore were considered “well capitalized” under the risk-based capital standards.  The Banks' Common Equity Tier 1 Capital Ratio, Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio, and Tier 1 Leverage Ratio were as follows: 12.42%, 12.42%, 13.67%, and 10.98%, respectively for BOHR and 12.02%, 12.02%, 12.93%, and 9.96%, respectively for Shore.

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
The table below illustrates the expected effect on net interest income for the twelve months following September 30, 2015 and December 31, 2014 due to an immediate change in interest rates.  Estimated changes set forth below are dependent on material assumptions, such as those previously discussed.
Effect on Net Interest Income

	September 30, 2015		December 31, 2014
	Change in Net Interest Income		Change in Net Interest Income
(in thousands, except for percentages)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$(348)	(0.51)%	$3,811	6.08%
+100 basis points	(119)	(0.18)	1,940	3.09
–100 basis points	(1,858)	(2.73)	(2,552)	(4.07)
–200 basis points	N/A	N/A	N/A	N/A

As of September 30, 2015, we project a decrease in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment.  As of December 31, 2014, we projected an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment.
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

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2015 were effective in providing reasonable assurance that material information is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Changes in Internal Control over Financial Reporting.  No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On November 21, 2014, in the matter of Scott C. Harvard v. Shore Bank et al (CL13-4525-00), the Circuit Court for the City of Norfolk, Virginia ruled that former Shore Bank President Scott C. Harvard was entitled to $655,495.43 in severance pay, plus interest from May 20, 2014, and $155,000.00 in attorney’s fees, plus additional fees incurred since July 15, 2014.  Mr. Harvard had initiated the claim in June 2013 alleging that the Company and Shore Bank were contractually obligated to make certain severance payments to him following the termination of his employment in 2009. The Company asserts that Mr. Harvard was not entitled to a “golden parachute” severance due to application of a regulation under the TARP program and furthermore, that based upon the legally distinct entity from which Harvard derived his compensation, Shore Bank did not owe Harvard severance compensation.  The judge ruled in favor of Harvard that the prohibition of the payment of his contracted severance compensation was a taking of his private property without just compensation in violation of the Fifth Amendment to the Constitution, and further that the Company was prohibited from making the argument, based upon the doctrine of judicial estoppel, that Shore Bank was legally distinct from the holding company that employed Mr. Harvard. The Company was awarded a petition for appeal on June 10, 2015 in the Supreme Court of Virginia. It is expected arguments will be heard in the fourth quarter of 2015.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of the Company’s Common Stock in the open market and through privately negotiated transactions. There were no share repurchase transactions conducted during the nine months ended September 30, 2015.

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

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE:	November 5, 2015	/s/ Thomas B. Dix III
Thomas B. Dix III
Chief Financial Officer

HAMPTON ROADS BANKSHARES, INC.

Exhibit Index
Hampton Roads Bankshares, Inc.

Exhibit Number	Description
10.1
Release and Separation Agreement, dated September 16, 2015, between Douglas J. Glenn, and Hampton Roads Bankshares, Inc., incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed September 16, 2015.

10.2
Amendment No. 2, dated September 23, 2015, to Employment Agreement, dated May 22, 2013, and amended August 19, 2014, between Donna W. Richards and Hampton Roads Bankshares, Inc., and Bank of Hampton Roads, incorporated by reference from Exhibit 10.1 to Amendment No. 1 to the Registrant’s Form 8-K, filed September 29, 2015.

10.3
Amendment No. 1, dated September 23, 2015, to Employment Agreement, dated August 19, 2014, between Thomas B. Dix III and Hampton Roads Bankshares, Inc., and Bank of Hampton Roads, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed September 29, 2015.

10.4	Amendment No. 1, dated September 23, 2015, to Employment Agreement, dated August 19, 2014, between Denise D. Hinkle and Hampton Roads Bankshares, Inc., and Bank of Hampton Roads, filed herewith.
31.1	The Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer, filed herewith.
31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.
32.1	Statement of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101
The following materials from the Hampton Roads Bankshares, Inc. Quarterly Report on Form 10-Q for the three months ended September 30, 2015 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, filed herewith.