Form 10-K
period 2015-12-31
HAMPTON ROADS BANKSHARES INC
filed 2016-03-25
CIK 1143155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer        ☐    Accelerated filer        ☐
Non-accelerated filer        ☐    Smaller reporting company    ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $71,288,408

The number of shares outstanding of the issuer's Common Stock as of March 17, 2016 was 171,325,712 shares, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

HAMPTON ROADS BANKSHARES, INC.

Hampton Roads Bankshares, Inc.
Form 10-K Annual Report
For the Year Ended December 31, 2015

HAMPTON ROADS BANKSHARES, INC.

PART 1

ITEM 1 - BUSINESS

Overview

Unless indicated otherwise, the terms “we,” “us,” or “our” refer to Hampton Roads Bankshares, Inc. and its consolidated subsidiaries.
Hampton Roads Bankshares, Inc. (the “Company”), a Virginia corporation, incorporated under the laws of the Commonwealth of Virginia on February 28, 2001, headquartered in Virginia Beach, Virginia, serves as a bank holding company for Bank of Hampton Roads (“BOHR” or "the Bank" or "our Bank" or "Bank").
BOHR is a Virginia state-chartered commercial bank, which engages in general community and commercial banking business. Currently, BOHR operates 17 full-service offices in the Hampton Roads region of southeastern Virginia, including six offices in the city of Chesapeake, three offices in the city of Norfolk, six offices in the city of Virginia Beach, one office in the city of Emporia, and one office in the city of Suffolk.  In addition, BOHR has 10 full-service offices located in Richmond, Virginia and the Northeastern and Research Triangle regions of North Carolina, which all do business as Gateway Bank. BOHR also operates 7 full-service offices and 3 loan production offices ("LPO") in the Virginia, Maryland, and Delaware portions of the Delmarva Peninsula, otherwise known as the Eastern Shore, and in Glen Burnie, Maryland, that do business as Shore Bank. Upon receiving federal and state regulatory approval, the Company merged its separately held bank subsidiary, Shore Bank ("Shore"), into BOHR on October 13, 2015.
Through Gateway Bank Mortgage, Inc. ("GBMI"), a wholly-owned operating subsidiary which owns 51% of DNJ Gateway Bank Mortgage, LLC ("DGBM"), BOHR provides mortgage banking services, including the origination and processing of mortgage loans for sale into the secondary market. Through its specialty finance unit, Shore Premier Finance ("SPF"), BOHR provides marine financing for U.S. Coast Guard documented vessels to customers throughout the United States. BOHR also has an investment in a Virginia title insurance agency that enables it to offer title insurance policies to its real estate loan customers, and also has several inactive wholly-owned operating subsidiaries: Harbour Asset Servicing, Inc., and Gateway Investment Services, Inc.
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
On February 10, 2016, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Xenith Bankshares, Inc. (“Xenith”, "XBKS"), a Virginia corporation, the holding company for Xenith Bank. The Merger Agreement provides that Xenith will merge with and into the Company (the “Merger”), with the Company as the surviving corporation in the Merger. The transaction is expected to close in the third quarter of 2016. For a further discussion of the Merger, refer to Note 25, Subsequent Events, of the Notes to Consolidated Financial Statements.
Our principal executive office is located at 641 Lynnhaven Parkway, Virginia Beach, Virginia 23452 and our telephone number is (757) 217-1000.  The Company’s common stock, par value $0.01 per share (the “Common Stock”), trades on the NASDAQ Global Select Market under the symbol “HMPR.”  A significant portion of our outstanding Common Stock is owned by three institutional investors: Anchorage Capital Group, L.L.C. (“Anchorage”), CapGen Capital Group VI LP (“CapGen”), and The Carlyle Group, L.P. (“Carlyle”). Anchorage, CapGen, and Carlyle own 24.78%, 29.82%, and 24.78%, respectively, of the outstanding shares of our Common Stock as of December 31, 2015.

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

HAMPTON ROADS BANKSHARES, INC.

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
The Company's goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include: carefully enforcing loan policies and procedures and modifying those policies on occasion to account for changing or emerging risks or changing market conditions, evaluating each borrower's business plan and financial condition during the underwriting process and periodically throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and maintaining sufficient collateral to mitigate economic loss in the event of liquidation. An allowance for loan losses has been established which consists of general, specific, and unallocated qualitative components. A risk rating system is employed to estimate loss exposure and provide a measuring system for setting general reserve allocations.  The general component relates to groups of homogeneous loans not designated for specific impairment analysis that are collectively evaluated for potential loss.  The specific component relates to loans that are determined to be impaired and, therefore, individually evaluated for impairment.  The specific allowance for loan losses is based on a loan-by-loan analysis and varies between impaired loans largely due to the value of the loan’s underlying collateral.  An unallocated qualitative component is maintained to cover uncertainties that could affect management’s estimate of probable losses and considers internal portfolio management effectiveness and external macroeconomic factors.
The composition of the Company's loan portfolio is weighted toward commercial real estate and real estate construction.  At December 31, 2015, commercial real estate and real estate construction represented 51.7% of the loan portfolio.  These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow, and general economic conditions. The Company typically requires a maximum loan-to-value ("LTV") of 80% or less and minimum cash flow debt service coverage at the time of origination of 1.25 to 1.0. Personal guarantees are required by policy, with a limited number of exceptions being granted due to mitigating factors.
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
Commercial land acquisition and construction loans are secured by real property where loan proceeds will be used to acquire land and to construct or improve appropriately zoned real property for the creation of income producing or owner user commercial properties. Borrowers are required to contribute equity into each project at levels determined by Loan Policy. Commercial land acquisition and construction loans generally are underwritten with a maximum term of 24 months.  LTV ratios, with few exceptions, are maintained consistent with or below supervisory guidelines.
All construction draw requests must be presented in writing on American Institute of Architects documents and certified by the contractor, the borrower and the borrower's architect. Each draw request shall also include the borrower's soft cost breakdown certified by the borrower or it's Chief Financial Officer. Prior to an advance, the Company or its contractor inspects the project to determine that the work has been completed in order to justify the draw requisition.
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
The Company is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and accounts receivable financing. This loan category represents 15.1% of the Company's loan portfolio at December 31, 2015 and is generally priced at a variable or adjustable rate. Commercial loans must meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service.  Residential home mortgage loans, including home equity lines and loans, make up 22.7% of the loan portfolio. These credits represent both first and second liens on residential property almost exclusively located in the Company’s primary market areas. The remaining 10.5% of the loan portfolio consists of retail consumer installment loans. At December 31, 2015, approximately 90.8% of the consumer installment loan portfolio is comprised of marine loans either originated or acquired by SPF.
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
Additional Services
In addition to its banking operations, the Company has two other reportable segments:  Mortgage and Corporate.  GBMI comprises our Mortgage segment and provides mortgage banking services such as originating and processing mortgage loans for sale to the secondary market.  Our Corporate segment includes the holding Company, and immaterial passive operating results from inactive subsidiary units. For financial information about our business segments, see Note 15, Business Segment Reporting, of the Notes to Consolidated Financial Statements.

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
Throughout our markets, we have a network of thirty-eight ATMs, which are accessible by the customers of our subsidiary bank.  Our customers can also access ATMs not owned by the Bank.
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
Market

Our primary service area is encompassed by the Virginia Beach – Norfolk – Newport News, VA-NC Metropolitan Statistical Area, the 32nd largest metropolitan area in the United States, with a population of approximately 1.8 million.  The Company’s market area includes the Hampton Roads region including the cities of Chesapeake, Norfolk, Virginia Beach, Portsmouth, and Suffolk, Virginia; the Northeastern and Research Triangle regions of North Carolina; the Eastern Shore of Virginia and Maryland; the Baltimore region of Maryland; Richmond, Virginia; Ocean City, Maryland; and Rehoboth Beach, Delaware.  The Hampton Roads region is recognized as the eighth largest metro area in the Southeast U.S. and the second largest between Atlanta and Washington D.C.  Six of the ten largest population centers in the U.S. are located within 750 miles of Hampton Roads.  This region has a diverse, well-rounded economy supported by a solid manufacturing base.  However, due to a substantial military presence, the U.S. government has a significant impact on the economy of our region.
The U.S. Navy’s Atlantic Fleet is headquartered at the Norfolk Naval Base, which is the largest Navy base in the world.  Additionally, Portsmouth is the home of the Norfolk Naval Shipyard, which is the U.S. Navy’s largest ship repair yard, and the Portsmouth Naval Medical Center, the oldest continuously running hospital in the Navy medical system.  In Newport News, Newport News Shipbuilding, a division of Huntington Ingalls Industries, is the nation’s sole designer, builder, and refueler of nuclear-powered aircraft carriers and one of only two shipyards capable of designing and building nuclear-powered submarines.  The area is also home to the National Aeronautics and Space Administration / Langley Research Center in Hampton, the Colonial Williamsburg Foundation (hotels and museums), three marine terminals owned by the Virginia Port Authority (shipping), and the Anheuser-Busch Williamsburg Brewery (beverage).  Furthermore, the U.S. Army, Air Force, and Coast Guard each have a significant presence in the Greater Hampton Roads area with bases in the region.
Leading employers in the private sector include Stihl, Inc. (chain saws), Sumitomo Machinery Corporation of America (industrial motor drives), Canon Virginia, Inc. (copiers, laser printers, and supplies), Dollar Tree Stores, Inc. (retail), Norfolk Southern Corporation (transportation), and Mitsubishi Corporation (various manufacturing operations).
The Fifth District of the Federal Reserve System
According to the Federal Reserve Bank of Richmond’s February 2016 update of the Fifth District economy (which includes our major market areas of Virginia, North Carolina, and Maryland), general economic indicators show continued overall improvement. On a year-over-year basis, overall business conditions have stabilized; payroll employment has risen 1.9%, the unemployment rate has declined to 5.2%, real personal income has increased 4.4%, non-business bankruptcies have declined 5.4%, the house price index increased 3.4%, housing starts increased 9.6%, although residential building permits declined 1.2%.
Virginia Markets
On a year-over-year basis, total employment in Virginia in December 2015 expanded 1.6%, led by growth in construction (4.4%), professional and business services (3.7%), financial activities (3.3%), and leisure and hospitality (2.2%). The Virginia Beach-Norfolk MSA grew by 1.0%, which was a much slower pace compared to other regions in Virginia. The unemployment rate in Virginia declined to 4.2% in December 2015, down from 4.8% in December 2014. The unemployment rate in the Richmond MSA

HAMPTON ROADS BANKSHARES, INC.

was 4.4% in December 2015, down from 5.0% in December 2014, and in the Virginia Beach-Norfolk MSA it was 4.7% in December 2015, down from 5.2% in December 2014. Real personal income grew 4.4% on a year-over-year basis, non-business bankruptcies in Virginia were down 2.7% in 2015 compared to 2014, and the share of mortgages with payments 90 or more days past due declined slightly from 1.8% in 2014 to 1.4% in 2015. Residential building permits declined 0.8% and housing starts grew 10.0%, on a year-over-year basis. According to CoreLogic Information Solutions, home values in Virginia appreciated 1.6% in 2015, with home values in the Richmond MSA growing 4.6% and in the Virginia Beach-Norfolk MSA growing 1.1%.
According to the Old Dominion University Economic Forecasting Project, the Hampton Roads economy is expected to grow at a slightly higher rate of 1.6% in 2016 compared to 1.1% in 2015, but will continue to be slower than the historical annual average of 3.1% and slower than that of the nation. The U.S Gross Domestic Product grew by 8.0% from 2010 to 2014; however the Hampton Roads Real Gross Regional Product grew by only 1.6% during the same period. The primary reason for the sluggish economy in Hampton Roads is attributable to the decline in U.S Department of Defense (DOD) spending. Between 2000 and 2012 DOD spending increased annually at a rate of 5.7% in the region, whereas, DOD spending in 2016 is expected to be 2.8% lower than its peak in 2012. The challenge for regional leaders in coming years will be to ensure Hampton Roads reduces its dependence on DOD spending to spur economic activity, and to focus more attention on attracting higher paying jobs, in more varied industry segments.
North Carolina Markets
North Carolina’s economy continues to improve, with solid employment growth, improving household conditions, and mostly positive housing market indicators. On a year-over-year basis, employment in North Carolina expanded 2.1% in 2015 - faster than the national increase of 1.9%. Employment grew in the Durham MSA by 2.1%, in Greensboro-High Point MSA by 2.9%, and in Raleigh-Cary MSA by 1.8%. However, North Carolina’s unemployment rate increased slightly to 5.6% in December 2015, up from 5.4% in December 2014. Real personal income grew 5.0% on a year-over-year basis, non-business bankruptcies in North Carolina were down 7.4% in 2015 compared to 2014, and the share of mortgages with payments 90 or more days past due declined from 2.2% in 2014 to 1.7% in 2015. Residential building permits grew 2.0% and housing starts grew 13.2%, on a year-over-year basis. According to CoreLogic Information Solutions, home values in North Carolina appreciated 4.9% in 2015.
Maryland Markets
Maryland’s economy showed signs of improvement, with strong employment growth and improving household conditions, although housing market indicators were somewhat mixed. On a year-over-year basis, employment in Maryland expanded 2.1% in 2015. Employment grew in the Salisbury MSA by 4.5% and in Baltimore-Towson MSA by 2.3%. Maryland’s unemployment rate decreased to 5.1% in December 2015, down from 5.5% in December 2014. Real personal income grew 4.1% on a year-over-year basis, non-business bankruptcies in Maryland were down 9.2% in 2015 compared to 2014, and the share of mortgages with payments 90 or more days past due declined from 3.1% in 2014 to 2.2% in 2015. Residential building permits grew 3.1% and housing starts grew 14.3%, on a year-over-year basis. According to CoreLogic Information Solutions, home values in Maryland appreciated a modest 1.1% in 2015.

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

Other federal and state laws govern the activities of our Bank, including the activities in which it may engage, the investments it may make, the aggregate amount of loans it may grant to one borrower, and the dividends it may declare and pay to us. Our banking subsidiary is also subject to various consumer and compliance laws. As a Virginia state-chartered bank, BOHR is primarily subject to regulation, supervision, and examination by the Bureau of Financial Institutions of the Virginia State Corporation Commission (“Bureau of Financial Institutions”).

In addition, we are regulated and supervised by the Federal Reserve through the Federal Reserve Bank of Richmond (“FRB”).  We must furnish to the Federal Reserve quarterly and annual reports containing detailed financial statements and schedules.  All aspects of our operations, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends, and establishment

HAMPTON ROADS BANKSHARES, INC.

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

In addition, and subject to some exceptions, the Bank Holding Company Act and the Change in Bank Control Act (the “Acts”), together with their regulations, require Federal Reserve approval prior to any person or Company acquiring “control” of a bank holding company, which is generally deemed to occur if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Under the Acts, prior notice to the Federal Reserve is required if a person acquires 10% or more, but less than 25%, of any class of voting securities and if the institution has registered securities under Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”) or no other person owns a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenging this rebuttable control presumption.  CapGen has received Federal Reserve approval as a bank holding company to “control” the Company and currently owns 29.78% of the outstanding Common Stock.  Our next two largest investors, Anchorage Carlyle each own 24.74% of the outstanding Common Stock, and are prohibited from owning 25% or more of the outstanding Common Stock of the Company.  None of our other investors currently owns 25% or more of the outstanding Common Stock of the Company.

Capital Requirements

The Federal Reserve approved a final rule regarding capital requirements under the Basel III framework on July 2, 2013.  The rule implemented in the United States the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.  Basel III requires bank holding companies and their bank subsidiaries to maintain more capital, with a greater emphasis on common equity.

The Basel III final capital framework, among other things, (i) introduced a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (iv) expands the scope of the adjustments as compared to existing regulations.

HAMPTON ROADS BANKSHARES, INC.

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

The Basel III final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing assets, deferred tax assets related to temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.  The Company does not have any recognized mortgage servicing assets or significant investments in non-consolidated entities; however it does have net deferred tax assets, net of valuation allowance, of approximately $92.4 million as of December 31, 2015.

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

The new minimum capital requirements were effective January 1, 2015, whereas the capital conservation buffer and the deductions from common equity Tier 1 capital phase in between 2015 and 2019.

The Basel III framework also changes the prompt corrective action capital requirements effective in 2015. After the change, an institution would be deemed to be:
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

BOHR was “well capitalized” at December 31, 2015.

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

HAMPTON ROADS BANKSHARES, INC.

to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank and its subsidiaries. Substantially all of our cash revenues will result from dividends paid to us by our Bank and interest earned on investments. Our Bank is subject to laws and regulations that limit the amount of dividends that they can pay. Under Virginia law, a bank may declare a dividend out of the bank’s net undivided profits, but not in excess of its accumulated retained earnings.  Additionally, our Bank may not declare a dividend, unless the dividend is approved by the Federal Reserve, if the total amount of all dividends, including the proposed dividend, declared by the bank in any calendar year exceeds the total of the bank’s retained net income of that year to date, combined with its retained net income of the two preceding years.  Federal Reserve regulations also provide that a bank may not declare a dividend in excess of its undivided profits without Federal Reserve approval.  Our Bank may not declare or pay any dividend if, after making the dividend, the bank would be “undercapitalized,” as defined in the banking regulations.

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
Further, all FDIC insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal Government established to recapitalize the predecessor to the

HAMPTON ROADS BANKSHARES, INC.

DIF.  The FICO assessment rate, which is determined on a quarterly basis and computed on assets, was 0.0014% for the fourth quarter of 2015.  These assessments will continue until the FICO bonds mature in 2019.
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

On January 14, 2014, the five financial regulatory agencies approved an adjustment to the final rule by allowing banks to keep certain collateralized debt obligations (“CDOs”) acquired by the bank before the Volcker Rule was finalized, if the CDO was established before May 2010 and is backed primarily by trust preferred securities issued by banks with less than $15 billion in assets established.  The final rules are effective April 1, 2014; however, the Federal Reserve has extended the conformance period until July 21, 2017.  As of December 31, 2015, our investment portfolio did not contain any securities subject to the Volcker Rule.

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

HAMPTON ROADS BANKSHARES, INC.

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

In November 2013, the CFPB issued a final rule amending Regulation Z (Truth in Lending Act or "TILA") and Regulation X (Real Estate Settlement Procedures Act or "RESPA") to integrate several mortgage loan disclosures. On July 21, 2015, the CFPB issued a final rule establishing October 3, 2015, as the new effective date for implementation of these new forms and the associated rules. The TILA-RESPA Integrated Disclosure Rule ("TRID", "TRID rule") consolidates four existing disclosures required under TILA and RESPA for closed-end credit transactions secured by real property, the appraisal notice required by the Equal Credit Opportunity Act, and the servicing notice required by RESPA into two forms: a Loan Estimate (LE) that must be delivered or placed in the mail no later than the third business day after receiving the consumer’s application, and a Closing Disclosure (CD) that must be provided to the consumer at least three business days prior to loan consummation.

The TRID rule applies to most closed-end consumer credit transactions secured by real property, but does not apply to: home equity lines of credit, reverse mortgages, or chattel-dwelling loans, such as loans secured by a mobile home or by a dwelling not attached to real property. The TRID rule applies to all lenders making mortgage loans, including community banks, unless the lender extended credit to a consumer 25 or fewer times including mortgage loans, or made five or fewer mortgage loans in the previous calendar year or current calendar year. Certain types of loans that are currently subject to TILA but not RESPA are subject to the TRID rule’s integrated disclosure requirements, including: construction-only loans; and loans secured by vacant land or by 25 or more acres. The new integrated disclosures must be provided by a creditor or mortgage broker that receives an application from a consumer for a closed-end credit transaction secured by real property on or after October 3, 2015.

On October 1, 2015, the CFPB and other financial regulators announced that during initial examinations for compliance with the TRID rule, examiners will evaluate an institution’s compliance management system and overall efforts to comply with the new requirements. Lenders will be expected to make good faith efforts to comply with the TRID rule's requirements in a timely manner. Specifically, examiners will consider: the lender’s implementation plan, including actions taken to update policies and procedures; its training of staff; and, its handling of early technical problems or other implementation challenges.

The TRID rule includes some new restrictions on certain activity prior to a consumer’s receipt of the LE. These restrictions took effect on October 3, 2015, regardless of whether an application has been received on that date. These activities include: imposing fees on a consumer before the consumer has received the loan estimate except for a bona fide and reasonable charge to obtain a consumer’s credit report; providing written estimates of terms or costs specific to consumers before they receive the LE without a written statement informing the consumer the terms and costs may change; and requiring submission of documents verifying information related to the consumer’s application before providing the LE.

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

HAMPTON ROADS BANKSHARES, INC.

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

HAMPTON ROADS BANKSHARES, INC.

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

The Dodd-Frank Act changed the definition of “covered transaction” in Sections 23A and 23B and limitations on asset purchases from insiders. With respect to the definition of “covered transaction,” the Dodd-Frank Act defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for a bank’s loan or extension of credit to another person or Company. In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes a bank or its subsidiary to have a credit exposure to the affiliate. A separate provision of the Dodd-Frank Act states that an insured depository institution may not “purchase an asset from or sell an asset to” a bank insider (or their related interests) unless (1) the transaction is conducted on market terms between the parties and (2) it has been approved in advance by the majority of the institution’s non-interested directors if the proposed transaction represents more than 10 percent of the capital stock and surplus of the insured institution. The Company believes it is in compliance with all aspects of Section 23A and 23B of the Federal Reserve Act.

Loans to Insiders

The Federal Reserve Act and related regulations impose specific restrictions on loans to directors, executive officers, and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act and Regulation O, loans to a director, an executive officer, and to a principal shareholder of a bank as well as to entities controlled by any of the foregoing may not exceed, together with all other outstanding loans to such person and entities controlled by such person, the bank’s loan-to-one borrower limit. For this purpose, the bank’s loan-to-one borrower limit is 15% of the bank’s unimpaired capital and unimpaired surplus in the case of loans that are not fully secured and an additional 10% of the bank’s unimpaired capital and unimpaired surplus in the case of loans that are fully secured by readily marketable collateral having a market value at least equal to the amount of the loan.  Loans in the aggregate to insiders and their related interests as a class may not exceed the bank’s unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and principal shareholders of a bank or bank holding company and to entities controlled by such persons, unless such loan is approved in advance by a majority of the board of directors of the bank with any “interested” director not participating in the voting. The Federal Reserve has prescribed the loan amount, which includes all other outstanding loans to such person as to which such prior board of director approval is required, as being the greater of $25 thousand or 5% of capital and surplus (up to $500 thousand). Section 22(h) requires that loans to directors, executive officers, and principal shareholders be made on terms and underwriting standards substantially the same as those offered in comparable transactions to other persons.  Violations of Section 22(h) of the Federal Reserve Act and Regulation O could subject the Company to civil penalties.  As of December 31, 2015, there were no loans to insiders and their related interests in the aggregate that exceeded the restrictions imposed by the Federal Reserve Act and related regulations.

Other Safety and Soundness Regulations

There are significant obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance fund in the event that the depository institution is insolvent or is in danger of becoming insolvent. These obligations and restrictions are not for the benefit of investors. Regulators may pursue an administrative action against any bank holding company or bank that violates the law, engages in an unsafe or unsound banking practice, or is about to engage in an unsafe or unsound banking practice. The administrative action could take the form of a "cease and desist" proceeding, a removal action against the responsible individuals or, in the case of a violation of law or unsafe and unsound banking practice, a civil monetary penalty action. A cease and desist order, in addition to prohibiting certain action, could also require that certain actions be undertaken. Under the Dodd-Frank Act and the policies of the Federal Reserve, we are required to serve as a source of

HAMPTON ROADS BANKSHARES, INC.

financial strength to our subsidiary depository institutions and to commit resources to support the Bank in circumstances where we might not do so otherwise.

The federal banking agencies also have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions.  The extent of these powers depends upon whether the institution in question is well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, or critically undercapitalized, as defined by the law.  As of December 31, 2015, BOHR was “well capitalized.”  State banking regulators also have broad enforcement powers over the Bank, including the power to impose fines and other civil and criminal penalties and to appoint a conservator.

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

Recent Events

Xenith Merger
On February 10, 2016, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Xenith Bankshares, Inc. (“Xenith”), a Virginia corporation, the holding company for Xenith Bank. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Xenith will merge with and into the Company (the “Merger”), with the Company as the surviving corporation in the Merger. Under the terms of the agreement, Xenith shareholders will receive 4.4 shares of Company common stock for each share of Xenith common stock. Based on the closing price of the Company’s common stock on February 10, 2016, the transaction was valued at approximately $107.2 million. Upon closing, the Company's shareholders and Xenith shareholders will own approximately 74% and 26%, respectively, of the stock in the combined company. The transaction is expected to close in the third quarter of 2016.

Immediately following the Merger, Xenith’s wholly owned subsidiary, Xenith Bank, a Virginia banking corporation, will merge with and into BOHR, pursuant to a separate merger agreement and related plan of merger in form and substance customary for similar Virginia bank mergers (the “Bank Merger”), with BOHR as the surviving entity in the Bank Merger.

Pursuant to the Merger Agreement, subject to the prior approval of the Company's shareholders, the Company will amend its Amended and Restated Articles of Incorporation to change its name to “Xenith Bankshares, Inc.” and will make conforming amendments to its bylaws. Immediately upon consummation of the Bank Merger, the Company, as the surviving corporation in the Merger and the sole shareholder of the surviving entity in the Bank Merger, will change the name of such surviving entity of

HAMPTON ROADS BANKSHARES, INC.

the Bank Merger to “Xenith Bank.” The surviving corporation’s headquarters will be Xenith’s current headquarters in Richmond, Virginia.
The Merger Agreement provides that the Board of Directors of the surviving corporation (the “Surviving Corporation Board”) will consist of 13 members, eight of whom will be designated by the Company, and five of whom will be designated by Xenith, each of whom will be mutually agreeable to the Company and Xenith. In addition, the Chairman of the Surviving Corporation Board will be chosen from the directors designated by the Company, and each committee of the Surviving Corporation Board will include at least one director designated by Xenith.
The completion of the Merger is subject to customary conditions, including (1) approval of the Plan of Merger by Xenith's shareholders and by the Company's shareholders, (2) authorization for listing on the NASDAQ of the shares of HMPR Common Stock to be issued in the Merger, (3) the receipt of required regulatory approvals, including the approval of the Federal Reserve and the Bureau of Financial Institutions, including with respect to a contemplated distribution of cash to the surviving corporation from BOHR and Xenith Bank immediately prior to closing of the Merger, (4) effectiveness of the registration statement on Form S-4 for the HMPR Common Stock to be issued in the Merger, (5) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal and (6) the receipt of a tax opinion to the effect that an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), has not occurred with respect to the Company in the three years prior to and including closing of the Merger. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2) performance in all material respects by the other party of its obligations under the Merger Agreement, (3) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code and (4) the other party’s adjusted shareholders’ equity meeting certain minimum thresholds. The Merger Agreement provides certain termination rights for both the Company and Xenith and further provides that a termination fee of $4,000,000 will be payable by either the Company or Xenith, as applicable, upon termination of the Merger Agreement under certain circumstances.
The Merger Agreement was unanimously approved and adopted by the Board of Directors of each of the Company and Xenith.

Hampton Roads Bankshares, Inc., et al. v. Scott C. Harvard
On January 14, 2016, in the case of Hampton Roads Bankshares, Inc., et al. v. Scott C. Harvard (docket number: 150323), the Supreme Court of Virginia reversed and vacated the award of damages in favor of Harvard, in the matter of Scott C. Harvard v. Shore Bank et al (CL13-4525-00), the Circuit Court for the City of Norfolk, Virginia. Mr. Harvard had initiated the claim in June 2013 alleging that the Company and Shore Bank were contractually obligated to make certain severance payments to him following the termination of his employment in 2009. The Company asserted, and the Supreme Court of Virginia affirmed, that Mr. Harvard was not entitled to a “golden parachute” severance due to application of a regulation under the TARP program. See Item 3 Legal Proceedings for further discussion of this case.

Employees

As of December 31, 2015, we had 533 employees, of whom 506 were full-time.  None of our employees are represented by any collective bargaining agreements.

Available Information

We maintain the following internet websites: www.bankofhamptonroads.com, www.shorepremierfinance.com, and www.dnjmortgage.com. These websites contain a link to our filings with the U.S. Securities and Exchange Commission (“SEC”), including those on Form 10-K, Form 10-Q, and Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.  The reports are made available on these websites as soon as practicable following the filing of the reports with the SEC.  The information is free of charge and may be reviewed, downloaded, and printed from each website at any time.

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

In September 2015, Douglas J. Glenn resigned as Chief Executive Officer, and we announced the appointment of Charles M. Johnston, Chairman of the Company's Board of Directors, to serve as the interim Chief Executive Officer of the Company while the Company conducts a search for Mr. Glenn's replacement. Any significant leadership change or executive management transition involves inherent risk, and we could experience disruptions in our executive management transition, or any executive management transition that may occur in the future, which could hinder our strategic planning, execution and future performance.

We are not paying dividends on our Common Stock currently and absent regulatory approval are prevented from doing so. The failure to resume paying dividends on our Common Stock may adversely affect the market price of our Common Stock.

We paid cash dividends on our Common Stock prior to the third quarter of 2009. During the third quarter of 2009, we suspended dividend payments. Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings. The retained deficit of BOHR, our principal banking subsidiary, was $362.3 million as of December 31, 2015. It is unlikely in the foreseeable future that we would be able to pay dividends if BOHR cannot pay dividends to us. As a result, there is no assurance if or when we will be able to resume paying cash dividends.

In addition, all dividends are declared and paid at the discretion of our Board of Directors and are dependent upon our liquidity, financial condition, results of operations, regulatory capital requirements, and such other factors as our Board of Directors may deem relevant. The ability of our banking subsidiary to pay dividends to us is also limited by obligations to maintain sufficient capital and by other general restrictions on dividends that are applicable to our banking subsidiary. If we do not satisfy these regulatory requirements, we are unable to pay dividends on our Common Stock.

We incurred significant losses from 2009 to 2012.  While we returned to profitability in 2013 and continued to be profitable during 2014 and 2015, we can make no assurances that will continue.  An inability to improve our profitability could adversely affect our operations and our capital levels.

Since the beginning of the "Great Recession", many of our loan customers have operated in an economically challenging environment, however, the markets in which we operate have begun to experience generally more stable business conditions.  Generally, the levels of loan delinquencies and defaults have continued to decline over the last several years, although they continue to be higher than historical levels. Also during the last several years, our net interest income, before the provision for loan losses, has not grown due to a historically low interest rate environment.

Our net income attributable to Hampton Roads Bankshares, Inc. was $93.0 million, $9.3 million and $4.1 million for the years ended December 31, 2015, 2014, and 2013, respectively, but our net loss attributable to Hampton Roads Bankshares, Inc. for the year ended December 31, 2012 was $25.1 million.  There is no guarantee that we will be able to maintain this improvement in our net income. In addition to the risk that the broader economic conditions will stagnate or reverse their improvements, our mortgage banking earnings are particularly volatile due to their dependence upon the direction and level of mortgage interest rates.

HAMPTON ROADS BANKSHARES, INC.

Our mortgage banking earnings are cyclical and sensitive to the level of interest rates, changes in economic conditions, decreased economic activity, and slowdowns in the housing market, any of which could adversely impact our results of operations.

Our mortgage banking earnings are dependent upon our ability to originate loans and sell them to investors. Loan production levels are sensitive to changes in the level of interest rates and changes in economic conditions. A significant portion of increases in our mortgage banking earnings over the last few years was due to historically low interest rate environment that resulted in a high volume of mortgage loan refinancing activity. During 2015, 34% of our mortgage loan production was related to refinancing activity. In December 2015, the Federal Reserve raised the target range for the federal funds rate to 0.25% to 0.50%. Should the Federal Reserve continue on a path of raising short term interest rates, there may be a negative impact to our production of mortgage loans. Loan production levels may also suffer if we experience a slowdown in the local housing market or tightening credit conditions. Any sustained period of decreased activity caused by fewer refinancing transactions, higher interest rates, housing price pressure or loan underwriting restrictions would adversely affect our mortgage originations and, consequently, could significantly reduce our income from mortgage banking activities. As a result, these conditions would also adversely affect our results of operations.

Economic, market, or operational developments may negatively impact our ability to maintain required capital levels or otherwise negatively impact our financial condition.

At December 31, 2015, BOHR was classified as “well capitalized” for regulatory capital purposes.  However, impairments to our loan or securities portfolio, declines in our earnings or a combination of these or other factors could change our capital position in a relatively short period of time.  If BOHR is unable to remain “well capitalized,” it will not be able to renew or accept brokered deposits without prior regulatory approval or offer interest rates on deposit accounts that are significantly higher than the average rates in its market area. As a result, it would be more difficult for us to attract new deposits as our existing brokered deposits mature and do not rollover and to retain or increase non-brokered deposits.  If we are not able to attract new deposits, our ability to fund our loan portfolio may be adversely affected.  In addition, any negative impact to our capital position may cause the Bank to have to pay higher insurance premiums to the FDIC, which will reduce our earnings.

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

HAMPTON ROADS BANKSHARES, INC.

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

We face vigorous competition from other banks and other financial institutions, including savings and loan associations, savings banks, finance companies, and credit unions for deposits, loans, and other financial services that serve our market area.  A number of these banks and other financial institutions are significantly larger than we are and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services.  Many of our non-bank competitors are not subject to the same extensive regulations that govern us. As a result, these non-bank competitors have advantages over us in providing certain services. While we believe we compete effectively with these other financial institutions serving our primary markets, we may face a competitive disadvantage to larger institutions.  If we have to raise interest rates paid on deposits or lower interest rates charged on loans to compete effectively, our net interest margin and income could be negatively affected. Failure to compete effectively to attract new clients or to retain existing clients may reduce or limit our margins and our market share and may adversely affect our results of operations, financial condition, growth, and the market price of our Common Stock.

Sales, or the perception that sales could occur, of large amounts of our Common Stock by our institutional investors may depress our stock price.

The market price of our Common Stock could drop if our existing shareholders decide to sell their shares.  As of December 31, 2015, Anchorage, CapGen, and Carlyle owned 24.78%, 29.82%, and 24.78%, respectively, of the outstanding shares of our Common Stock.  Pursuant to the various definitive investment agreements that we have entered into with these shareholders, the Company has an effective registration statement covering the resale of shares of our Common Stock by each of the shareholders listed above.  These shareholders could utilize this registration statement by reselling the shares of our Common Stock they currently hold.  If any of these shareholders sell large amounts of our Common Stock, or other investors perceive such sales to be imminent, the market price of our Common Stock could drop significantly.  In addition, at December 31, 2015, we have an estimated $295.9 million of tax net operating losses (“NOLs”) to be carried forward, and the ability to utilize our NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and Treasury regulations promulgated thereunder because of an increase of their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a rolling three-year period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards. We do not believe that the 2012 capital raise caused an “ownership change” at the Company within the meaning of Section 382. However, the capital raise, in conjunction with prior recapitalization efforts, resulted in Anchorage, CapGen and Carlyle owning a substantial portion of our stock, which reduces our ability to engage in future acquisition activity involving entities of similar or greater size than the Company without undergoing an “ownership change.” Thus, any acquisition activity in which the Company may engage would require the Company to evaluate whether an “ownership change” would occur. Given the level of merger and acquisition activity in our market, we cannot ensure that our ability to use our NOLs to offset income will not become limited in the future. As a result, we could pay taxes earlier and in larger amounts than would be the case if our NOLs were available to reduce our federal income taxes without restriction.

The concentration of our loan portfolio continues to be in real estate – commercial mortgage, equity line lending, and construction, which may expose us to greater risk of loss.

Our business strategy centers, in part, on offering real estate - commercial mortgage and equity line loans secured by real estate in order to generate interest income.  These types of loans generally have higher yields due to an elevated risk profile compared to traditional one-to-four family residential mortgage loans.  At December 31, 2015 real estate – commercial mortgage and equity line lending totaled $648.5 million and $120.2 million, respectively.  These loan categories combined represented 49.9% of total

HAMPTON ROADS BANKSHARES, INC.

loans.  Such loans increase our credit risk profile relative to other financial institutions that have lower concentrations of real estate - commercial mortgage and equity line loans.

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

Equity line lending allows a customer to access an amount up to their line of credit for the term specified in their agreement.  At the expiration of the term of an equity line, a customer may have the entire principal balance outstanding as opposed to a one-to-four family residential mortgage loan where the principal is disbursed entirely at closing and amortizes throughout the term of the loan.  We cannot predict when and to what extent our customers will access their equity lines. Often, the equity line's security position is in a subordinate collateral position.  While we seek to minimize this risk in a variety of ways, including attempting to employ conservative underwriting criteria, there can be no assurance that these measures will protect against credit-related losses.

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

At December 31, 2015 we had loans of $141.2 million or 9.2% of total loans outstanding to finance construction and land development.  Construction and land development loans are dependent on the successful completion of the projects they finance, however, in many cases such construction and development projects in our primary market areas are not being completed in a timely manner, if at all.  A portion of our residential and real estate – commercial mortgage lending is secured by vacant or unimproved land.  Loans secured by vacant or unimproved land are generally more risky than loans secured by improved property for one-to-four family residential mortgage loans. Since vacant or unimproved land is generally held by the borrower for investment purposes or future use, payments on loans secured by vacant or unimproved land will typically rank lower in priority to the borrower than a loan the borrower may have on their primary residence or business.  These loans are more susceptible to adverse conditions in the real estate market and local economy.

General economic conditions in the markets in which we do business may decline and may have a material adverse effect on our results of operations and financial condition.

The local economies where the Company does business are heavily reliant on military spending and may be adversely impacted by significant cuts to such spending that might result from recent Congressional budgetary enactments. Real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, government rules or policies, and natural disasters. With 82.0% of our loans concentrated in the regions of Hampton Roads, Richmond, the Eastern Shore of Virginia, and the Research Triangle and Northeast North Carolina regions, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values could diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer additional losses on defaulted loans and/or foreclosed properties by requiring additions to our allowance for loan losses through increased provisions for loan losses. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose real estate portfolios are more geographically diverse. While our policy is to obtain updated appraisals on a periodic basis, there are no assurances that we may be able to realize the amount indicated in the appraisal upon disposition of the underlying property. We take into account all available information in assessing the fair value of other real estate owned and repossessed assets, including pending offers, recent appraisals, and other indicators. However, differences may exist between our estimate of fair value and the amount we ultimately realize upon sale, and such differences could be material.

HAMPTON ROADS BANKSHARES, INC.

We have had large numbers of problem loans. Although problem loans have declined significantly, there is no assurance that they will continue to do so.

Our non-performing assets ratio, defined as the ratio of loans 90 days past due and still accruing interest plus nonaccrual loans plus other real estate owned and repossessed assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 2.98% and 2.95% at December 31, 2015 and December 31, 2014, respectively. On December 31, 2015, 0.33% of our loans was 30 to 89 days delinquent and treated as performing assets. The administration of non-performing loans is an important function in attempting to mitigate any future losses related to our non-performing assets.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to our expenses that represents management’s best estimate of probable losses within our existing portfolio of loans.  Our allowance for loan losses was $23.2 million at December 31, 2015, which represented 1.50% of our total loans, as compared to $27.1 million, or 1.90% of total loans, at December 31, 2014.  The level of the allowance reflects management’s estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political, and regulatory conditions, and incurred but unidentified losses inherent in the current loan portfolio.  For further discussion on the impact continued weak economic conditions have on the collateral underlying our loan portfolio, see above section “General economic conditions in the markets in which we do business may decline and may have a material adverse effect on our results of operations and financial condition.”

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

Deposit pricing pressures may result from competition as well as changes to the interest rate environment. There is intense competition for deposits. The competition has had an impact on interest rates paid to attract deposits as well as fees charged on deposit products. In addition to the competitive pressures from other depository institutions, we face heightened competition from non-depository financial products such as securities, other alternative investments, and technology-based savings vehicles. Furthermore, technology and other market changes have made it more convenient for bank customers to transfer funds for investing purposes. Bank customers also have greater access to deposit vehicles that facilitate spreading deposit balances among different depository institutions to maximize FDIC insurance coverage.

In addition to competitive forces, we also are at risk from market forces as they affect interest rates. It is not uncommon when interest rates transition from a low interest rate environment to a rising rate environment for deposit and other funding costs to rise in advance

HAMPTON ROADS BANKSHARES, INC.

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

HAMPTON ROADS BANKSHARES, INC.

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

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act makes extensive changes to the laws regulating financial services firms and requires significant rule-making. In addition, the law mandates multiple studies, which could result in additional legislative or regulatory action.  The Dodd-Frank Act has and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes designed to improve supervision and oversight of and strengthen safety and soundness for the financial services sector.  Many of the provisions of the Dodd-Frank Act have begun to be or will be implemented over the next few years and will be subject to further rule-making and the discretion of applicable regulatory bodies.  Because the ultimate impact of the Dodd-Frank Act will depend on future regulatory rule-making and interpretation, we cannot predict the full effect of this legislation on our business, financial condition, or results of operations. The Dodd-Frank Act has indeed increased our operating costs of compliance and has increased the amount of capital we are required to maintain. For further discussion of these issues, see the “Government Supervision and Regulation” section found in Item 1 of this document.

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

HAMPTON ROADS BANKSHARES, INC.

Risks Related to the Merger

Completion of the Merger is subject to the satisfaction of numerous conditions, and the Merger may not be completed on the proposed terms, within the expected timeframe, or at all.

Each of our and Xenith’s obligation to consummate the Merger remains subject to a number of conditions, including, among others, the following, as further described in the Merger Agreement: (1) approval of the Merger by Xenith’s shareholders and our shareholders (2) authorization for listing on NASDAQ of the shares of our common stock to be issued in the Merger, (3) the receipt of required regulatory approvals, including with respect to distributions of cash to the surviving corporation from BOHR and/or Xenith Bank immediately prior to the closing (unless waived by the parties), (4) effectiveness of the registration statement the shares of our common stock to be issued in the Merger, (5) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal, (6) the receipt of a tax opinion that an “ownership change” as defined in Section 382 of the Code has not occurred with respect to the Company in the three years prior to and including the closing of the Merger, (7) subject to the materiality standards provided in the Merger Agreement, the accuracy of the representations and warranties of the Company and Xenith in the Merger Agreement, (8) performance in all material respects by each of us and Xenith of its obligations under the Merger Agreement, (9) receipt by each of us and Xenith of an opinion from its counsel as to certain tax matters and (10) the adjusted shareholders’ equity of each of us and Xenith meeting certain minimum thresholds as provided in the Merger Agreement. There is no assurance that all of the conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe. Further, there can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed. See the risk factor entitled “If the Merger is not completed, we will have incurred substantial expenses and committed substantial time and resources without realizing the expected benefits of the Merger” below.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger and the Bank Merger may be completed, we and Xenith must obtain approvals from the Federal Reserve Board and the Bureau of Financial Institutions, including with respect to contemplated distributions of cash to the surviving corporation from BOHR and/or Xenith Bank immediately prior to the closing (unless waived by the parties), and from any regulatory authority required to issue the Merger consideration to the shareholders of Xenith as contemplated by the Merger Agreement. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the Merger or the Bank Merger or require changes to the terms of the Merger or the Bank Merger. Such conditions or changes could have the effect of delaying or preventing completion of the Merger or the Bank Merger or imposing additional costs on or limiting the revenues of the combined company following the Merger and the Bank Merger, any of which might have an adverse effect on the combined company following the Merger. In addition, the contemplated distributions of cash to the surviving corporation from BOHR and/or Xenith Bank immediately prior to the closing may not be approved by the required regulatory authorities, or may be approved only in part and not in the full contemplated amount of $20 million.

Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.

We and Xenith have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses our company and Xenith in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. The loss of key employees could adversely affect our ability to successfully conduct our business, which could have an adverse effect on our financial results and the value of our common stock. If we experience difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause us and/or Xenith to lose customers or cause customers to remove their accounts from us and/or Xenith and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on us during this transition period and for an undetermined period after completion of the Merger on the combined company. In addition, the actual cost savings of the

HAMPTON ROADS BANKSHARES, INC.

Merger could be less than anticipated, and we may be unable to realize or utilize our deferred tax assets within expected time frames or at all, or in the amounts currently anticipated following completion of the Merger.

Termination of the Merger Agreement, or failure to complete the Merger, could negatively impact our stock price and our future business and financial results.

If the Merger Agreement is terminated, there may be various consequences. For example, our businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. If the Merger Agreement is terminated under certain circumstances, we may be required to pay to Xenith a termination fee of $4 million.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships with us. Retention of certain employees by us may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business could be harmed. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course prior to closing, and we have agreed to certain restrictive covenants.

If the Merger is not completed, we will have incurred substantial expenses and committed substantial time and resources without realizing the expected benefits of the Merger.

We have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of filing, printing and mailing a joint proxy statement/prospectus and all filing and other fees paid to the SEC in connection with the Merger. Matters relating to the Merger (including integration planning) also will require substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other potentially advantageous business opportunities or plans that may have been beneficial to us. If the Merger is not completed, we would have to recognize these expenses and would have committed substantial time and resources, without realizing the expected benefits of the Merger. In addition, failure to consummate the Merger also may result in negative reactions from the financial markets or from our customers, vendors and employees. If the Merger is not completed, these risks may materialize and could have a material adverse effect on our stock price, business and cash flows, financial condition and results of operations.

The combined company may not be able to realize our deferred income tax assets.

We have substantial deferred tax assets that can generally be utilized to offset our future taxable income and, under certain circumstances, the combined company after the consummation of the Merger. If we or the combined company were to undergo a change in ownership of more than 50% of its capital stock over a three year period as measured under Section 382 of the Code, the ability to utilize such deferred tax assets to offset future taxable income would be substantially limited. The annual limit would generally equal the product of the applicable long term tax exempt rate and the value of the relevant entity’s capital stock immediately before the ownership change. These changes of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more of a company’s outstanding stock, including certain public groups of stockholders as set forth under Section 382, and those arising from new stock issuances and other equity transactions. The determination of whether an ownership change occurs is complex and not entirely within our or the combined company’s control. It is a condition to each party’s obligation to complete the Merger that we receive an accountant’s opinion that an “ownership change” as defined in Section 382 of the Code has not occurred with respect to the Company in the three years prior to and including the closing of the Merger.

HAMPTON ROADS BANKSHARES, INC.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

HAMPTON ROADS BANKSHARES, INC.

ITEM 2 - PROPERTIES

We own our executive office, which is located at 641 Lynnhaven Parkway, Virginia Beach, Virginia 23452.  As of December 31, 2015, we operated from the locations listed below. All of our properties are in good operating condition and are adequate for our present and anticipated future needs.

City, State	Address	Lease/Own
California, MD	23076 Three Notch Road (3)	Lease
Cape Charles, VA	22468 Lankford Highway (1)	Own
Chesapeake, VA	201 Volvo Parkway (1)	Own
Chesapeake, VA	852 N George Washington Highway (1)	Own
Chesapeake, VA	712 Liberty Street (1)	Own
Chesapeake, VA	4108 Portsmouth Boulevard (1)	Own
Chesapeake, VA	239 Battlefield Boulevard S (1)	Own
Chesapeake, VA	1500 Mount Pleasant Road (1)	Lease Land/Own Building
Chesapeake, VA	204 Carmichael Way (2)	Own
Chincoteague, VA	6350 Maddox Boulevard (1)	Own
Clayton, NC	336 East Main Street (3)	Lease
Clayton, NC	132 East Main Street (3)	Lease
Edenton, NC	322 S Broad Street (4)	Own
Elizabeth City, NC	112 Corporate Drive (2)	Own
Elizabeth City, NC	1145 North Road Street (1)	Lease Land/Own Building
Elizabeth City, NC	1404 West Ehringhaus Street (1)	Own
Emporia, VA	100 Dominion Drive (1)	Own
Exmore, VA	4071 Lankford Highway (1)	Own
Fayetteville, NC	2818 Raeford Road (3)	Lease
Fuquay Varina, NC	604 North Main Street (3)	Lease
Glen Burnie, MD	6958 Aviation Boulevard, Suite A1 (5)	Lease
Greenville, NC	605-A Lynndale Court (3)	Lease
Greenville, NC	3208 Charles Boulevard (3)	Lease
High Point, NC	4100 Mendenhall Oaks Parkway (3)	Lease
Kitty Hawk, NC	5406 North Croatan Highway (4)	Lease Land/Own Building
Moyock, NC	100 Moyock Commons Drive (1)	Own
New Bern, NC	134 Craven Street (3)	Lease
New Bern, NC	312 South Front Street, Suite 2 (3)	Lease
Norfolk, VA	539 West 21st Street (1)	Lease
Norfolk, VA	4037 East Little Creek Road (1)	Lease
Norfolk, VA	999 Waterside Drive, Suite 101(1)	Lease
Ocean City, MD	9748 Steven Decatur Highway (1)(5)	Lease
Onley, VA	25253 Lankford Highway (4)	Lease Land/Own Building
Onley, VA	25020 Shore Parkway (2)	Own
Plymouth, NC	433 US Highway 64 East (1)	Own
Pocomoke City, MD	103 Pocomoke Marketplace (1)	Lease
Raleigh, NC	2235 Gateway Access Point (4)	Own
Raleigh, NC	3041 Berks Way, Units 203 & 204 (3)	Lease
Rehoboth Beach, DE	19354B Coastal Highway (5)	Lease
Richmond, VA	5300 Patterson Avenue (1)	Own

HAMPTON ROADS BANKSHARES, INC.

City, State	Address	Lease/Own
Richmond, VA	8209 West Broad Street (1)	Own
Richmond, VA	12090 West Broad Street (1)	Own
Salisbury, MD	1503 South Salisbury Boulevard (1)	Own
Southport, NC	727 N Howe Street (3)	Lease
Suffolk, VA	2825 Godwin Boulevard (4)	Own
Virginia Beach, VA	5472 Indian River Road (1)	Own
Virginia Beach, VA	1580 Laskin Road (4)	Lease Land/Own Building
Virginia Beach, VA	641 Lynnhaven Parkway (1)(2)	Own
Virginia Beach, VA	2098 Princess Anne Road (4)	Lease Land/Own Building
Virginia Beach, VA	3001 Shore Drive (1)	Lease
Virginia Beach, VA	281 Independence Boulevard (1)	Lease
Virginia Beach, VA	440 Viking Drive (3)	Lease
Wake Forest, NC	2627 Leighton Ridge Dr., Suite 103-C (3)	Lease
Wilmington, NC	901 Military Cutoff Road (3)	Own
Wilson, NC	2801 Nash Street (3)	Lease
(1) Banking services
(2) Operations center
(3) Mortgage services
(4) Banking and mortgage services
(5) LPO

HAMPTON ROADS BANKSHARES, INC.

ITEM 3 - LEGAL PROCEEDINGS

In the ordinary course of operations, the Company may become a party to legal proceedings.  Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows, or results of operations.

In June 2013, Scott C. Harvard, the former President of Shore Bank, initiated a claim against the Company in the Circuit Court for the City of Norfolk, Virginia, captioned Scott C. Harvard v. Shore Bank et al (CL13-4525-000). Mr. Harvard alleged that the Company and Shore Bank were contractually obligated to make certain severance payments to him following the termination of his employment in 2009. The Company asserted that Mr. Harvard was not entitled to a "golden parachute" severance due to application of a regulation under the TARP program and furthermore, that based upon the legally distinct entity from which Harvard derived his compensation, Shore Bank did not owe Harvard severance compensation. On November 21, 2014, the Circuit Court ruled that Mr. Harvard was entitled to $655,495.43 in severance pay, plus interest from May 20, 2014, and $155,000 in attorney's fees, plus additional fees incurred since July 15, 2014. The Company appealed this decision and, on January 14, 2016, the Supreme Court of Virginia reversed and vacated the Circuit Court's award of damages.

HAMPTON ROADS BANKSHARES, INC.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

HAMPTON ROADS BANKSHARES, INC.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock and Dividend Payments

Market Information

Our Common Stock trades on the NASDAQ Global Select Market under the symbol "HMPR".

The following table sets forth for the periods indicated the high and low prices per share of our Common Stock as reported on the NASDAQ Global Select Market along with the quarterly cash dividends per share declared.  Per share prices do not include adjustments for markups, markdowns, or commissions.

	Sales Price		Cash Dividend Declared
	High	Low
2015
First Quarter	$1.98	$1.58	$—
Second Quarter	2.10	1.75	—
Third Quarter	2.54	1.71	—
Fourth Quarter	2.05	1.78	—

2014
First Quarter	$1.92	$1.43	$—
Second Quarter	1.76	1.57	—
Third Quarter	1.85	1.48	—
Fourth Quarter	1.80	1.48	—

Number of Shareholders of Record

As of March 17, 2016, we had 171,325,712 shares of Common Stock outstanding, which were held by 2,864 shareholders of record.

Dividend Policy

On July 30, 2009, the Board of Directors voted to suspend the quarterly dividend on Common Stock of the Company in order to preserve capital and liquidity.  Our ability to distribute cash dividends in the future may be limited by negative regulatory restrictions and the need to maintain sufficient consolidated capital.  In addition, the retained deficit of BOHR, our principal banking subsidiary, was $362.3 million as of December 31, 2015.  Absent permission from the Virginia State Corporation Commission, BOHR may pay dividends to us only to the extent of positive accumulated retained earnings.  It is unlikely in the foreseeable future that we would be able to pay dividends if BOHR cannot pay dividends to us.  Although we can seek to obtain a waiver of this prohibition, our regulators may choose not to grant such a waiver, and we would not expect to be granted a waiver or be released from this obligation until our financial performance and retained earnings improve significantly.  As a result, there is no assurance if or when we will be able to resume paying cash dividends.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company announced an open ended program on August 13, 2003 by which management was authorized to repurchase an unlimited number of the Company’s shares of Common Stock in the open market and through privately negotiated transactions.  During 2015 the Company did not purchase any shares of its Common Stock.

HAMPTON ROADS BANKSHARES, INC.

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
Hampton Roads Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Virginia Beach, Virginia. The Company’s primary subsidiary is Bank of Hampton Roads (“BOHR” or "the Bank" or "our Bank" or "Bank"). The Bank engages in general community and commercial banking business, targeting the needs of individuals and small- to medium-sized businesses in our primary service areas. Currently, BOHR operates 17 full-service offices in the Hampton Roads region of southeastern Virginia, 10 full-service offices throughout Richmond, Virginia and the Northeastern and Research Triangle regions of North Carolina that do business as Gateway Bank (“Gateway”), and 7 full-service offices on the Eastern Shore of Virginia and Maryland and 3 loan production offices in Maryland and Delaware, all of which do business as Shore Bank. Through various divisions, BOHR also offers mortgage banking and marine financing. Our largest investor shareholders include Anchorage Capital Group, L.L.C. (“Anchorage”), CapGen Capital Group VI LP (“CapGen”), and The Carlyle Group, L.P. (“Carlyle”). Anchorage, CapGen, and Carlyle own 24.78%, 29.82%, and 24.78%, respectively, of the outstanding shares of our Common Stock as of December 31, 2015.
Our primary source of revenue is net interest income earned by our bank subsidiary. Net interest income represents interest and fees earned from lending and investment activities less the interest paid on deposits and borrowings. Net interest income may be impacted by variations in the volume and mix of interest-earning assets and interest-bearing liabilities, changes in the yields earned and the rates paid, level of non-performing assets, and the level of noninterest-bearing liabilities available to support earning assets. In addition to net interest income, noninterest income is another important source of revenue. Noninterest income is derived primarily from service charges on deposits and mortgage banking revenue. Other significant factors that impact net income attributable to Hampton Roads Bankshares, Inc. are the provision for loan losses, and noninterest expense.
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
The Company's goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include: carefully enforcing loan policies and procedures and modifying those policies on occasion to account for changing or emerging risks or changing market conditions, evaluating each borrower's business plan and financial condition during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and maintaining sufficient collateral to mitigate economic loss in the event of liquidation. An allowance for loan losses has been established which consists of general, specific, and unallocated qualitative components.
A risk rating system is employed to estimate loss exposure and provide a measuring system for setting general reserve allocations. The general component relates to groups of homogeneous loans not designated for specific impairment analysis and are collectively evaluated for potential loss. The specific component relates to loans that are determined to be impaired and, therefore, individually evaluated for impairment. The specific allowance for loan losses is based on a loan-by-loan analysis and varies between impaired loans largely due to the value of the loan’s underlying collateral. An unallocated qualitative component is maintained to cover uncertainties that could affect management’s estimate of probable losses and considers internal portfolio management effectiveness and external macroeconomic factors.
The composition of the Company's loan portfolio is weighted toward commercial real estate and real estate construction.  At December 31, 2015, commercial real estate and real estate construction represented 51.7% of the loan portfolio.  These loans are underwritten to mitigate lending risks typical of this type of loan such as declines in real estate values, changes in borrower cash flow, and general economic conditions. The Company typically requires a maximum LTV of 80% or less and minimum cash flow

HAMPTON ROADS BANKSHARES, INC.

debt service coverage at the time of origination of 1.25 to 1.0. Personal guarantees are required by policy, with a limited number of exceptions being granted due to mitigating factors.
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
Commercial land acquisition and construction loans are secured by real property where loan proceeds will be used to acquire land and to construct or improve appropriately zoned real property for the creation of income producing or owner user commercial properties. Borrowers are required to contribute equity into each project at levels determined by Loan Policy. Commercial land acquisition and construction loans generally are underwritten with a maximum term of 24 months.  LTV ratios, with few exceptions, are maintained consistent with or below supervisory guidelines.
All construction draw requests must be presented in writing on American Institute of Architects documents and certified by the contractor, the borrower and the borrower's architect. Each draw request shall also include the borrower's soft cost breakdown certified by the borrower or it's Chief Financial Officer. Prior to an advance, the Company or its contractor inspects the project to determine that the work has been completed in order to justify the draw requisition.
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
The Company is also an active traditional commercial lender providing loans for a variety of purposes, including cash flow, equipment and accounts receivable financing. This loan category represents 15.1% of the Company's loan portfolio at December 31, 2015 and is generally priced at a variable or adjustable rate. Commercial loans must meet reasonable underwriting standards, including appropriate collateral, and cash flow necessary to support debt service.  Residential home mortgage loans, including home equity lines and loans, make up 22.7% of the loan portfolio. These credits represent both first and second liens on residential property almost exclusively located in the Company’s primary market areas. At December 31, 2015 the remaining 10.5% of the loan portfolio consists of retail consumer installment loans. At December 31, 2015, approximately 90.8% of the consumer installment loan portfolio is comprised of marine loans either originated or acquired by Shore Premier Finance ("SPF"), the Company's lending unit that specializes in marine financing for U.S. Coast Guard documented vessels to customers throughout the United States.
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

Material Trends and Uncertainties
Since the beginning of the "Great Recession", many of our loan customers have operated in an economically challenging business environment; however, the markets in which we operate have begun to experience generally more stable business conditions. According to the Old Dominion University Economic Forecasting Project, the economy of the Company's largest market in which it does business, the Hampton Roads region of Virginia, is expected to grow at a slightly higher rate of 1.6% in 2016 compared to

HAMPTON ROADS BANKSHARES, INC.

1.1% in 2015, but will continue to be slower than the historical annual average of 3.1% and slower than that of the nation. The U.S Gross Domestic Product grew by 8.0% from 2010 to 2014; however the Hampton Roads Real Gross Regional Product grew by only 1.6% during the same period. The primary reason for the sluggish economy in Hampton Roads is attributable to the decline in U.S Department of Defense ("DOD") spending. Between 2000 and 2012 DOD spending increased annually at a rate of 5.7% in the region, whereas, DOD spending in 2016 is expected to be 2.8% lower than its peak in 2012. The challenge for regional leaders in coming years will be to ensure Hampton Roads reduces its dependence on DOD spending to spur economic activity, and to focus more attention on attracting higher paying jobs, in more varied industry segments.

During the last several years, our net interest income, before the provision for loan losses, has not grown primarily due to a historically low interest rate environment. Although we cannot predict with any level of accuracy where interest rates are headed, based on the fact that core inflation is forecasted to remain below the Federal Reserve's target levels, combined with downward pressure on growth prospects for the U.S. economy, our expectations are that for 2016, we will continue to experience a low interest rate environment. Generally, the levels of loan delinquencies and defaults have continued to decline over the last several years, although they continue to be higher than pre-"Great Recession" levels.

On February 10, 2016, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Xenith Bankshares, Inc. (“Xenith”), a Virginia corporation, the holding company for Xenith Bank. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Xenith will merge with and into the Company (the “Merger”), with the Company as the surviving corporation in the Merger. Under the terms of the agreement, Xenith shareholders will receive 4.4 shares of Company common stock for each share of Xenith common stock. Based on the closing price of the Company’s common stock on February 10, 2016, the transaction was valued at approximately $107.2 million. Upon closing, the Company's shareholders and Xenith shareholders will own approximately 74% and 26%, respectively, of the stock in the combined company. The transaction is expected to close in the third quarter of 2016.

The Company’s management has concluded that, as of December 31, 2015, it is more likely than not that the Company will partially realize its net deferred tax asset (“DTA”). At December 31, 2015, the Company’s net DTA was $152.8 million predominantly comprised of $103.6 million, which is the tax effect of an estimated $295.9 million of tax net operating losses (“NOLs”) to be carried forward, and $38.1 million, which is the tax effect of net future deductible amounts attributable to the allowance for loan losses (“the ALLL”). A schedule of estimated deferred taxes as of December 31, 2015, and a further discussion of the partial release of the valuation allowance against the deferred tax assets is included in Note 20 Income Taxes of the Notes to Consolidated Financial Statements.
Overview
The Company has reported net income for the last three consecutive fiscal years, compared to reporting net operating losses for 2010 to 2012, primarily resulting from improved general economic conditions and credit performance of the Company’s loan portfolio.  There is no guarantee that we will be able to maintain this improvement in our net income. In addition to the risk that the broader economic conditions will stagnate or reverse their improvements, our mortgage banking earnings are particularly volatile due to their dependence upon the direction and level of mortgage interest rates.  As of December 31, 2015, the Company exceeded the regulatory capital minimums and BOHR was considered “well capitalized” under the Basel III risk-based capital framework.
The following is a summary of our financial condition as of December 31, 2015 and our financial performance for the year then ended.

•
Assets were $2.1 billion at December 31, 2015.  Total assets increased by $77.3 million or 3.9% from December 31, 2014.  The increase in assets was primarily associated with a $92.1 million increase in net deferred tax assets, net of valuation allowance resulting from a partial release of the valuation allowance. Other significant changes in assets resulted from a shift out of overnight funds sold and due from FRB and investment securities available for sale in order to fund growth in loans held for sale and loans.

•	Loans held for sale increased $34.4 million or 155.7% due to a favorable interest rate environment driving significant growth in our mortgage subsidiary unit.

•	Gross loans increased by $118.6 million or 8.3% primarily driven by a $104.7 million marine loan portfolio purchase.

•
Impaired loans increased by $17.0 million, or 34.8% during 2015 to $65.9 million at December 31, 2015, compared to $48.9 million at December 31, 2014, primarily as a result of the Company moving its largest substandard relationship into nonaccrual commercial loans.

•
Allowance for loan losses at December 31, 2015 decreased 14.3% to $23.2 million from $27.1 million at December 31, 2014 as net charge-offs of previously identified impaired loans exceeded additional provisions for loan losses.

HAMPTON ROADS BANKSHARES, INC.

•
Premises and equipment, net declined $11.3 million or 17.7% as the Company identified underutilized assets, and transferred them to other real estate owned and repossessed assets, net of valuation allowance, incurring a $4.3 million impairment of premises and equipment charge included in noninterest expense.

•
Deposits at December 31, 2015 increased $123.8 million or 7.8% from December 31, 2014, as the Company has made a concerted effort throughout the year to attract deposits to fund loan growth and payoff maturing Federal Home Loan Bank borrowings.

•
Net income attributable to Hampton Roads Bankshares, Inc. for 2015 was $93.0 million, as compared with net income of $9.3 and $4.1 million for 2014 and 2013, respectively. The largest driver of this significant increase in net income was the recognition of $92.5 million in deferred tax benefit, resulting from the partial release of the valuation allowance against net deferred tax assets.

•	Net interest income increased $1.6 million in 2015 as compared to 2014, as the Company shifted its balance sheet asset mix away from lower yielding assets into loans.

•	Provision for loan losses increased to $600 thousand in 2015 compared to $218 thousand in 2014 mainly due to the overall growth in the loan portfolio.

•
Noninterest income for 2015 was $31.6 million, compared to $26.8 million and $31.3 million for 2014 and 2013, respectively. Mortgage banking revenue was the main driver for the increase in 2015 over 2014, due in part to a favorable mortgage interest rate environment. Offsetting these increases was a decline in income from bank-owned life insurance in 2015 compared to 2014 due to death benefits received in 2014.

•
Noninterest expense for 2015 was $90.3 million, compared to $76.8 million and $88.2 million for 2014 and 2013, respectively. Primary drivers of this increase in 2015 over 2014 was due to salaries and employee benefits resulting from subsidiary expansion, mortgage-related commissions, one-time separation costs, increased share-based compensation, impairment of premises and equipment related to underutilized assets, and impairment of other real estate owned and repossessed assets.

•
The Company's return on average assets ratio (ROAA) was 4.64%, 0.47%, and 0.20% for the years ended December 31, 2015, 2014, and 2013, respectively, and its return on average equity ratio (ROAE) was 45.42%, 4.81%, and 2.22% for the years ended December 31, 2015, 2014, and 2013, respectively.

•
Our effective current tax rate was 6.2% for 2015 compared to 0.06% and 1.6% for 2014 and 2013, respectively.  These taxes related to state income taxes owed.  The major driver of the increase in the effective tax rate from 2014 to 2015 was due to the increased earnings in our mortgage division. These rates differ from the statutory rate due primarily to the partial valuation allowance against the Company’s deferred tax assets.

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
Allowance for Loan Losses
The purpose of the allowance for loan losses is to provide for potential losses inherent in our loan portfolio.  Management considers numerous factors in determining the allowance for loan losses, including historical loan loss experience, the size and composition of the portfolio, directionality and velocity of periodic change, and the estimated value of collateral and guarantees securing the loans.
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
The allowance consists of specific, general, and unallocated qualitative components. The specific component relates to loans that are determined to be impaired and, therefore, individually evaluated for impairment.  The specific allowance for loan losses necessary

HAMPTON ROADS BANKSHARES, INC.

for these loans is based on a loan-by-loan analysis and varies between impaired loans largely due to the value of the loan’s underlying collateral. The majority of the Company’s impaired loans are considered collateral-dependent.
The general component relates to groups of homogeneous loans collectively evaluated for the appropriate level of reserve.  The general component is based on historical loss experience adjusted for qualitative factors where considered necessary and appropriate.  To arrive at the general component, the loan portfolio is grouped by loan type.  Each loan type is further subdivided by risk level as determined in our loan grading process.  A weighted average historical loss rate is computed for each group of loans over the trailing forty-eight months with higher weightings assigned to the most recent months. In accordance with policy, management increased the lookback period for historical losses by one additional quarter in each of the four quarters of 2015.  The loss reserve model now uses sixteen quarters of weighted net charge-off data, anchored from the fourth quarter of 2011, to arrive at a historical loss rate for each loan category in the general reserve pool.  The lookback period will be extended by one quarter with each successive quarter until the lookback period equals sixty months.  At that time, the loss history and economic cycle will be examined to determine the appropriateness of the lookback period.
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
The sum of the historical loss rate and the adjustment factor comprise the estimated annual loss rate.  To adjust for risk levels, a loss allocation factor is estimated based on the segmented risk levels for the loan group and is keyed off of a pass credit rating.  The loss allocation factor is applied to the estimated annual loss rate to determine the expected annual loss amount. Within the Company’s loss reserve model, the concept of “years to impairment” is used; Years to impairment (also known as the 'loss emergence period") is defined by the Company as the average period of time from the point at which a potential loss is incurred (marked by a downgrade from a pass risk grade, typically to Special Mention) to the point at which the loss is confirmed, through the identification of the loss (i.e., loan default, resulting in ASC 310 reserve). In addition to the calculated loss emergence period, it is acknowledged that some additional pre-emergence period likely exists but is unobservable. Because of the Company’s strong internal loan and relationship review processes and regular collection of updated borrower financial information, a small pre-emergence period of one-quarter year is added to the calculated loss emergence period by loan type. The move out of a passing grade (risk rating 1-5) and into Special Mention (risk rating 6) is determined to be an indicator that a loss trigger event may have occurred or may occur in the foreseeable future and the loan is beginning to demonstrate initial signs of deterioration.
Special mention loans are not considered impaired (management believes the Company will collect all contractual principal and interest as it comes due) and are performing satisfactorily, but are showing signs of potential weaknesses that may, if not corrected by the borrower, weaken further and possibly inadequately protect the Company’s position at some future date. The Company instituted in 2014 a new “pass/watch” risk grade for loans that do not provide acceptable credit metrics based upon analysis of financial statements but for which there is a strong mitigating factor such as satisfactory payment history. The “pass/watch” grade is considered a pass grade category and is now designated as Risk Grade 5. If the loan continues to deteriorate, it would be subsequently downgraded to substandard (risk rating 7), doubtful (risk rating 8), and then loss (risk rating 9). Such impaired loans are removed from the general reserve category and placed into the specific reserve category (although loans may be assigned a specific reserve of zero, depending on the fair value of the underlying collateral if determined to be collateral dependent); losses are then confirmed by the note’s default, subsequent impairment, and charge-off.
An unallocated qualitative component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated qualitative component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio and represents inherent losses that may not otherwise be captured in the specific or general components or attributable to specific types of loans within the portfolio.  The unallocated qualitative reserve is comprised of internal and external components. The Company now employs an anchoring analysis tied to a defined proxy to determine the maximum allowable amount of unallocated qualitative internal and external reserves as a percentage of total loans.  The maximum unallocated qualitative reserves are based upon the variance between the Company’s quarterly general reserves to total loans and its peak peer bank quarterly charge-off rates over the past ten years, approximating a full credit cycle.  As the Company’s historical credit losses decline and general reserves move lower, the unallocated qualitative reserve will increase.  As losses grow in a future weak economic cycle, unallocated qualitative reserves will come down as general reserves increase once more.
As a part of the unallocated qualitative reserve, we apply an economic factor to recognize external forces over which management has no control and to estimate inherent losses that may otherwise be omitted from the allowance calculation.  The factors used in

HAMPTON ROADS BANKSHARES, INC.

this calculation include published data for the gross domestic product growth rate, interest rate levels as measured by the prime rate, changes in regional real estate indices, and regional unemployment statistics.  The Company also performs a self-diagnostic assessment to evaluate internal controls over the management of the credit process to derive an internal component to the unallocated qualitative portion of the allowance which is added to the aforementioned macroeconomic factors. The factors used in this calculation include loan approval authority changes, the number of extensions and interest only loans within the portfolio, the ability to gather updated financial information from borrowers, loan type concentration, risk grade accuracy, and asset quality metrics.
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
To the extent possible, we use updated third party appraisals to assist us in determining the estimated fair value of our collateral dependent impaired loans.  While we believe our appraisal practices are consistent with industry norms, there can be no assurance that the fair values we estimate in determining how much impairment (if any) to recognize on our collateral dependent impaired loan portfolio will be realized in an actual sale of the property to a third party.  Additional provisions for such losses, if necessary, would negatively impact earnings.  As a result, our earnings could be adversely affected if our estimate of an adequate allowance is inaccurate by even a small amount. Ultimately, the allowance for loan losses is an estimate based upon the data in hand at a particular time and that estimate involves some amount of judgment regarding that data.
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
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  As of December 31, 2015, we have recorded a partial valuation allowance of $60.7 million on our net deferred tax assets of $152.8 million.  Our determination of the amount of the partial valuation allowance on our net deferred tax assets was based on the portion of NOLs that we believe are not more likely than not of being realized due to the Company's inability to generate sufficient taxable income in future years.
Internal Revenue Code Section 382 (“Section 382”) limitations related to the capital raised and resulting change in control for tax purposes during the third and fourth quarters of 2010 add further uncertainty as to the realizability of the deferred tax assets in future periods.  In addition, the ability to utilize our NOLs is subject to the rules of Section 382 of the Internal Revenue Code. Section 382 generally restricts the use of NOLs after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common stock or are otherwise treated as 5% shareholders under Section 382 and Treasury regulations promulgated thereunder because of an increase of their aggregate percentage ownership of that corporation’s stock by more than 50 percentage points over the lowest percentage of the stock owned by these shareholders over a rolling three-year period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of the corporation’s stock on the date of the ownership change, multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards. We do not believe that the 2012 capital raise caused an “ownership change” at the Company within the meaning of Section 382. However, the capital raise, in conjunction with prior recapitalization efforts, resulted in Anchorage, CapGen and Carlyle owning a substantial portion of our stock, which reduces our ability to engage in future acquisition activity involving entities of similar or greater size than the Company without undergoing an “ownership change.” As noted in Part I, Recent Events, on February 10, 2016, the Company announced that it had entered into a Merger Agreement with Xenith. We believe that the Merger will not be subject to the limitations of Section 382, and should enhance our ability to generate additional future taxable income such that more of our NOLs will be realized.
A schedule of estimated deferred taxes as of December 31, 2015, and a further discussion of the partial release of the valuation allowance against the deferred tax assets is included in Note 20 Income Taxes of the Notes to Consolidated Financial Statements.
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

HAMPTON ROADS BANKSHARES, INC.

can be no assurance that the fair values we estimate in determining how much impairment (if any) to recognize on our foreclosed real estate portfolio will be realized in an actual sale of the property to a third party.
At foreclosure, any excess of the loan balance over fair value is charged to the allowance for loan losses.  Such carrying value is periodically reevaluated and written down if there is an indicated subsequent decline in fair value.  Costs to bring a property to salable condition are capitalized up to the fair value of the property while costs to maintain a property in salable condition are expensed as incurred.  Gains and losses on sales of other real estate owned upon disposition and write-downs of other real estate owned during the holding period are recognized in noninterest expense.
Analysis of Results of Operations
Net income attributable to Hampton Roads Bankshares, Inc. for 2015 was $93.0 million, as compared with net income of $9.3 and $4.1 million for 2014 and 2013, respectively.
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
Table 1:  Average Balance Sheet and Net Interest Margin Analysis

	2015			2014			2013
(in thousands, except average yield/rate data)	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate	Average Balance	Interest Income/Expense	Average Yield/Rate
Assets:
Loans	$1,565,821	$68,123	4.35%	$1,396,443	$63,132	4.52%	$1,437,967	$68,954	4.80%
Investment securities	233,259	6,267	2.69	342,996	9,018	2.63	308,161	7,710	2.50
Overnight funds sold
and due from FRB	73,389	157	0.21	90,177	193	0.21	103,852	238	0.23
Interest-bearing deposits
in other banks	1,230	1	0.06	845	—	—	712	1	0.14
Total interest-earning assets	1,873,699	74,548	3.98	1,830,461	72,343	3.95	1,850,692	76,903	4.16
Noninterest-earning assets	131,536			143,419			156,101
Total assets	$2,005,235			$1,973,880			$2,006,793
Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$640,048	$2,775	0.43%	$616,215	$2,667	0.43%	$570,390	$2,156	0.38%
Savings deposits	59,778	54	0.09	57,987	31	0.05	64,754	36	0.06
Time deposits	675,091	7,709	1.14	625,532	6,563	1.05	683,870	7,155	1.05
Total interest-bearing deposits	1,374,917	10,538	0.77	1,299,734	9,261	0.71	1,319,014	9,347	0.71
Borrowings	107,815	2,395	2.22	206,832	3,037	1.47	231,012	4,055	1.76
Total interest-bearing liabilities	1,482,732	12,933	0.87	1,506,566	12,298	0.82	1,550,026	13,402	0.86
Noninterest-bearing liabilities
Demand deposits	300,289			256,652			256,413
Other liabilities	17,568			16,526			16,368
Total noninterest-bearing liabilities	317,857			273,178			272,781
Total liabilities	1,800,589			1,779,744			1,822,807
Shareholders' equity	204,646			194,136			183,986
Total liabilities and shareholders' equity	$2,005,235			$1,973,880			$2,006,793
Net interest income		$61,615			$60,045			$63,501
Net interest spread			3.10%			3.13%			3.30%
Net interest margin			3.29%			3.28%			3.43%
Note: Interest income from loans includes fees of $1,325 in 2015, $1,478 in 2014, and $1,917 in 2013.

HAMPTON ROADS BANKSHARES, INC.

Table 2 below shows the variance in interest income and expense caused by differences in average balances and rates.
Table 2:  Effect of Changes in Rate and Volume on Net Interest Income

	2015 Compared to 2014			2014 Compared to 2013
	Interest Income/ Expense Variance			Interest Income/ Expense Variance
		Variance Attributable to			Variance Attributable to

(in thousands)		Rate	Volume		Rate	Volume
Interest-Earning Assets:
Loans	$4,991	$(2,666)	$7,657	$(5,822)	$(3,831)	$(1,991)
Investment securities	(2,751)	134	(2,885)	1,308	436	872
Overnight funds sold
and due from FRB	(36)	—	(36)	(45)	(14)	(31)
Interest-bearing deposits
in other banks	1	1	—	(1)	(1)	—
Total interest-earning assets	2,205	(2,531)	4,736	(4,560)	(3,410)	(1,150)
Interest-Bearing Liabilities:
Deposits	1,277	653	624	(86)	51	(137)
Borrowings	(642)	812	(1,454)	(1,018)	(594)	(424)
Total interest-
bearing liabilities	635	1,465	(830)	(1,104)	(543)	(561)
Net interest income	$1,570	$(3,996)	$5,566	$(3,456)	$(2,867)	$(589)

Note:  The change in interest due to both rate and volume has been allocated to variance attributable to rate and variance attributable to volume in proportion to the relationship for the absolute amount of change in each.

Interest income on interest-earning assets increased in 2015 compared to 2014 predominantly as a result of a shift into loans away from lower yielding investment securities and overnight funds sold and due from FRB.
Interest expense on interest-bearing liabilities increased in 2015 compared to 2014 mainly due to two factors: the Company strategically offered higher rates on certain deposit products in order to attract additional deposits; and as FHLB advances matured, the mix of borrowings was more heavily weighted towards trust preferred securities, which have a higher effective interest rate compared to the FHLB instruments.
Noninterest Income
Noninterest income comprised 29.8% of total revenue in 2015, 27.0% in 2014 and 28.9% in 2013.  We define total revenue as the sum of interest income and noninterest income. The primary cause of this increase in noninterest income as a percentage of total revenue was an increase in mortgage banking revenue, offset by a decline in income from bank-owned life insurance. Table 3 provides a summary of noninterest income for the years ended December 31, 2015, 2014, and 2013
Table 3:  Noninterest Income

				2015 Compared to 2014		2014 Compared to 2013
(in thousands, except for percentages)	2015	2014	2013	$	%	$	%
Mortgage banking revenue	$19,969	$11,389	$15,832	$8,580	75.3%	$(4,443)	(28.1)%
Service charges on deposit accounts	4,989	4,703	5,014	286	6.1	(311)	(6.2)
Income from bank-owned life insurance	1,245	4,110	3,312	(2,865)	(69.7)	798	24.1
Gain on sale of investment securities available for sale	238	306	781	(68)	(22.2)	(475)	(60.8)
Visa check card income	2,652	2,635	2,556	17	0.6	79	3.1
Other	2,543	3,650	3,820	(1,107)	(30.3)	(170)	(4.5)
Total noninterest income	$31,636	$26,793	$31,315	$4,843	18.1%	$(4,522)	(14.4)%

HAMPTON ROADS BANKSHARES, INC.

Mortgage banking revenue increased in 2015 compared to 2014 in part due to favorable market interest rates driving an increased demand for mortgage financing. The strong refinancing activity experienced earlier in 2015 was supplemented by an increased demand for purchase financing. Income from bank-owned life insurance declined due to death benefits received in excess of cash surrender value in 2014, which were nonrecurring in 2015. The decline in other noninterest income is mainly driven by one-time loan monitoring fees related to the marine financing portfolio that benefited 2014, a decline in rental income related to the decrease in other real estate owned and repossessed assets, and other nonrecurring miscellaneous income.
Noninterest Expense
Noninterest expense represents our operating and overhead expenses.  The efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income excluding securities gains was 97.0% in 2015 compared to 88.8% in 2014 and 93.7% in 2013. Table 4 provides a summary of noninterest expense for the years ended December 31, 2015, 2014, and 2013.
Table 4:  Noninterest Expense

				2015 Compared to 2014		2014 Compared to 2013
(in thousands, except for percentages)	2015	2014	2013	$	%	$	%
Salaries and employee benefits	$46,327	$38,930	$41,223	$7,397	19.0%	$(2,293)	(5.6)%
Professional and consultant fees	3,798	6,108	5,786	(2,310)	(37.8)	322	5.6
Occupancy	7,085	6,476	9,092	609	9.4	(2,616)	(28.8)
FDIC insurance	1,765	2,366	4,762	(601)	(25.4)	(2,396)	(50.3)
Data processing	5,548	4,610	4,198	938	20.3	412	9.8
Problem loan and repossessed asset costs	1,486	1,788	2,429	(302)	(16.9)	(641)	(26.4)
Impairments and gains and losses on sales of other real estate owned and repossessed assets, net	5,140	2,045	3,558	3,095	151.3	(1,513)	(42.5)
Impairments and gains and losses on sales of premises and equipment, net	4,348	112	2,245	4,236	3,782.1	(2,133)	(95.0)
Equipment	1,392	1,726	1,730	(334)	(19.4)	(4)	(0.2)
Directors' and regional board fees	1,183	1,591	1,493	(408)	(25.6)	98	6.6
Advertising and marketing	1,556	1,513	1,431	43	2.8	82	5.7
Other	10,639	9,549	10,204	1,090	11.4	(655)	(6.4)
Total noninterest expense	$90,267	$76,814	$88,151	$13,453	17.5%	$(11,337)	(12.9)%
The increase in salaries and employee benefits in 2015 compared to 2014 was mainly driven by subsidiary expansions, growth in commission expense in the mortgage division, increased share-based compensation due to the TARP-related clawback that occurred in 2014, and one-time separation costs in 2015. As the Company's credit profile improves and legacy legal issues are resolved, professional and consultant fees have declined. FDIC insurance expense has declined, as our assessment rates have decreased due to the Company’s improved risk profile. Data processing expenses increased primarily due to the Company outsourcing the processing and printing of customer statements, as well as fees incurred that were related to revenue enhancement initiatives.

Problem loan and repossessed asset costs declined due to the overall decrease in other real estate owned and repossessed assets, and lower levels of classified loans. Impairments and gains and losses on sales of other real estate owned and repossessed assets, net increased in 2015 due to increased write-downs recorded as the fair value of certain properties declined. Impairment and gains and losses on sales of premises and equipment increased as the Company identified underutilized assets, wrote the assets down to fair value, and transferred them to other real estate owned and repossessed assets, net of valuation allowance. Management decided that these assets no longer fit its overall strategy and to ensure an efficient disposition of these assets, decided to write them down to fair value, less an estimated cost to sell the assets. Other noninterest expense increased due to higher bank franchise tax related to capital growth, higher online banking fees as more customers shift their banking online, and higher loan-related expenses due to loan portfolio growth.

HAMPTON ROADS BANKSHARES, INC.

Analysis of Financial Condition
Assets were $2.1 billion at December 31, 2015.  Total assets increased by $77.3 million or 3.9% from December 31, 2014. The increase in assets was primarily associated with a $92.1 million increase in net deferred tax assets, net of valuation allowance resulting from a partial release of the valuation allowance. Other significant changes in assets resulted from a shift out of overnight funds sold and due from FRB and investment securities available for sale in order to fund growth in loans held for sale and loans.
Cash and Cash Equivalents
Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB.  Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity.  Cash and cash equivalents as of December 31, 2015 were $63.7 million compared to $103.6 million at December 31, 2014.
Investment Securities
Our investment portfolio at December 31, 2015 consisted primarily of U.S. agency, mortgage-backed securities (“MBS”), and asset-backed securities ("ABS").
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
Our available for sale securities are reported at fair value and are used primarily for liquidity, pledging, earnings, and asset / liability management purposes and are reviewed quarterly for possible impairment.  Due to portfolio activity, the fair value of our available for sale investment securities at December 31, 2015 decreased $104.0 million or 34.4% to $198.2 million compared to $302.2 million at December 31, 2014. The proceeds from investment security sales partially funded the loan portfolio growth.
Table 5 displays the contractual maturities and weighted average yields of investment securities at December 31, 2015.  Actual maturities may differ from contractual maturities because certain issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, the effective life or duration of MBS and ABS is also less than the contractual maturity since these securities pay principal and interest monthly.
Table 5:  Investment Maturities and Yields

(in thousands, except weighted average yield data)	Amortized Cost	Estimated Fair Value	Weighted Average Yield
U.S. agency securities:
After 1 year but within 5 years	1,259	1,313	4.11
After 5 years but within 10 years	1,518	1,586	4.24
Over 10 years	9,788	10,173	3.52
Total U.S. agency securities	12,565	13,072	3.67
Corporate bonds:
After 1 year but within 5 years	994	991	2.17
After 5 years but within 10 years	11,000	10,199	2.00
Total corporate debt securities	11,994	11,190	2.02
Mortgage-backed securities:
Agency	147,980	149,199	2.42
Total mortgage-backed securities	147,980	149,199	2.42
Asset-backed securities:
After 5 years but within 10 years	9,756	9,534	2.27
Over 10 years	14,031	13,758	2.86
Total asset-backed securities	23,787	23,292	2.62
Equity securities	970	1,421	—
Total investment securities available for sale	$197,296	$198,174	2.53%

HAMPTON ROADS BANKSHARES, INC.

Table 6 provides information regarding the composition of our securities portfolio showing selected yields.  For more information on investment securities, refer to Note 5, Investment Securities, of the Notes to Consolidated Financial Statements.
Table 6:  Composition of Securities Portfolio

	December 31,
	2015			2014			2013
(in thousands, except	Amortized	Estimated	Weighted Average	Amortized	Estimated	Weighted Average	Amortized	Estimated	Weighted Average
weighted average yield data)	Cost	Fair Value	Yield	Cost	Fair Value	Yield	Cost	Fair Value	Yield
Securities available
for sale:
U.S. agency	$12,565	$13,072	3.67%	$17,042	$17,653	3.85%	$21,500	$21,998	3.82%
State and municipal	—	—	—	—	—	—	525	537	4.95
Corporate	11,994	11,190	2.02	15,080	14,560	2.02	17,212	17,542	2.65
Mortgage-backed -
Agency	147,980	149,199	2.42	212,650	215,428	2.40	227,662	225,845	2.68
Non-agency	—	—	—	—	—	—	8,150	8,180	2.10
Asset-backed	23,787	23,292	2.62	54,345	53,197	2.68	50,330	49,871	2.27
Equity	970	1,421	—	970	1,383	—	970	1,511	—
Total securities
available for sale	$197,296	$198,174	2.53%	$300,087	$302,221	2.52%	$326,349	$325,484	2.68%
Loans
As a holding company of a community bank, we have a primary objective of meeting the business and consumer credit needs within our markets where standards of profitability, client relationships, and credit quality intersect. Our loan portfolio is comprised of commercial and industrial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment loans. Lending decisions are based upon evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan. Personal guarantees are required on most loans; however, prudent exceptions are made on occasion based upon the financial viability of the borrowing entity or the underlying project that is being financed.
As shown in Table 7, the overall loan portfolio increased $118.6 million or 8.3% to $1.5 billion at December 31, 2015.
Table 7:  Loans by Classification

	December 31,
	2015		2014		2013		2012		2011
(in thousands, except for percentages)	Balance	%	Balance	%	Balance	%	Balance	%	Balance	%
Loan Classification:
Commercial & Industrial	$233,319	15.1%	$219,029	15.4%	$225,492	16.3%	$267,080	18.7%	$256,058	17.0%
Construction	141,208	9.2	136,955	9.6	158,473	11.4	206,391	14.4	284,984	18.9
Real Estate -
Commercial mortgage	655,895	42.5	639,163	44.9	590,475	42.6	530,042	37.0	522,052	34.7
Residential mortgage	349,758	22.7	354,017	24.9	354,035	25.6	372,591	26.0	414,957	27.6
Installment	161,918	10.5	74,821	5.3	57,623	4.2	56,302	3.9	26,525	1.8
Deferred loan fees and related costs	(596)	—	(1,050)	(0.1)	(1,567)	(0.1)	(131)	—	157	—
Total loans	$1,541,502	100.0%	$1,422,935	100.0%	$1,384,531	100.0%	$1,432,275	100.0%	$1,504,733	100.0%
This growth in 2015 was primarily driven by a $104.7 million marine loan portfolio purchase, arranged by the Shore Premier Finance marine lending unit, of which $75.3 million were installment loans and $29.4 million were commercial and industrial loans. It is the intent of the Company to continue to grow the loan portfolio in all the markets we serve.
Credit concentrations are measured against internal and prudential regulatory guidelines. Additionally, our business practices and internal guidelines and underwriting standards will continue to be followed in making lending decisions in order to manage exposure to credit-related losses.

HAMPTON ROADS BANKSHARES, INC.

Table 8 indicates our loans by geographic area as of December 31, 2015.  The Other geographic location represents both marine dealer floor plan loans and consumer marine loans located in multiple states outside our core markets.
Table 8:  Loans by Geographic Location

	Commercial & Industrial		Real Estate
(in thousands)		Construction	Commercial Mortgage	Residential Mortgage	Installment	Total
Hampton Roads VA	$137,753	$75,863	$338,622	$86,222	$6,965	$645,425
Eastern Shore MD/VA	15,063	12,309	79,628	84,604	2,709	194,313
Delaware	1,838	5,885	28,798	10,745	—	47,266
Baltimore MD	1,769	—	44,040	2,565	12	48,386
Richmond VA	13,497	11,955	80,114	30,794	494	136,854
Northeast NC	25,287	14,452	42,583	42,428	4,430	129,180
Triangle NC	348	12,039	9,801	69,279	86	91,553
Outer Banks NC	3,360	8,408	26,979	23,013	249	62,009
Wilmington NC	—	297	5,330	108	—	5,735
Other	34,404	—	—	—	146,973	181,377
Total loans	$233,319	$141,208	$655,895	$349,758	$161,918	$1,542,098
Note: This table does not include deferred loan fees of $596 thousand.
 Table 9 sets forth the maturity periods of our loan portfolio as of December 31, 2015.
Table 9:  Loan Maturities Schedule

	Commercial & Industrial		Real Estate
(in thousands)		Construction	Commercial Mortgage	Residential Mortgage	Installment	Total
Variable Rate:
Within 1 year	$85,862	$44,174	$10,492	$6,939	$935	$148,402
1 to 5 years	25,935	24,765	50,511	23,987	4,950	130,148
After 5 years	2,360	4,331	22,792	195,160	8,229	232,872
Total variable rate	114,157	73,270	83,795	226,086	14,114	511,422
Fixed Rate:
Within 1 year	8,493	15,653	55,905	10,406	1,232	91,689
1 to 5 years	93,820	50,930	428,278	76,601	10,363	659,992
After 5 years	16,849	1,355	87,917	36,665	136,209	278,995
Total fixed rate	119,162	67,938	572,100	123,672	147,804	1,030,676
Total maturities	$233,319	$141,208	$655,895	$349,758	$161,918	$1,542,098
Note: This table does not include deferred loan fees of $596 thousand.
Allowance for Loan Losses and Provision for Loan Losses
The allowance for loan losses was $23.2 million or 1.50% of outstanding loans as of December 31, 2015 compared with $27.1 million or 1.90% of outstanding loans as of December 31, 2014.
The allowance for loan losses decreased $3.9 million during 2015 as a result of net charge-offs exceeding additional provisions for loan losses. Net charge-offs were $4.5 million during 2015 compared with $8.2 million during 2014. Our provision for loan losses was $600 thousand during 2015 compared to $218 thousand recorded during 2014. We did not make any significant changes to our methodology or model for estimating the allowance for loan losses during any of the past three years. Additional information about the allowance for loan losses can be found in Note 1, Basis of Financial Statement Presentation and Summary of Significant Accounting Policies, and Note 6, Loans and Allowance for Loan Losses, of the Notes to Consolidated Financial Statements.

HAMPTON ROADS BANKSHARES, INC.

An analysis of the allowance for loans losses for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 is shown in Table 10.
Table 10:  Allowance for Loan Losses Analysis

(in thousands, except for percentages)	2015	2014	2013	2012	2011
Allowance for loan losses:
Balance at beginning of year	$27,050	$35,031	$48,382	$74,947	$157,253
Charge-offs:
Commercial and industrial	(4,121)	(1,713)	(6,187)	(18,489)	(19,005)
Construction	(2,046)	(7,270)	(5,140)	(10,965)	(97,036)
Real estate - commercial mortgage	(557)	(4,038)	(2,878)	(11,462)	(23,760)
Real estate - residential mortgage	(924)	(4,000)	(6,979)	(9,033)	(15,403)
Installment	(271)	(724)	(355)	(603)	(1,386)
Total charge-offs	(7,919)	(17,745)	(21,539)	(50,552)	(156,590)
Recoveries:
Commercial and industrial	1,052	3,427	1,603	1,140	1,834
Construction	1,032	2,765	2,200	4,387	2,229
Real estate - commercial mortgage	738	1,465	995	2,397	1,382
Real estate - residential mortgage	580	1,701	2,245	848	694
Installment	51	188	145	221	295
Total recoveries	3,453	9,546	7,188	8,993	6,434
Net charge-offs	(4,466)	(8,199)	(14,351)	(41,559)	(150,156)
Provision for loan losses	600	218	1,000	14,994	67,850
Balance at end of year	$23,184	$27,050	$35,031	$48,382	$74,947
Allowance for loan losses to year-end loans	1.50%	1.90%	2.53%	3.38%	4.98%
Ratio of net charge-offs to average loans	0.29	0.60	1.03	2.89	8.67
The allowance consists of specific, general, and unallocated qualitative components.  Table 11 provides an allocation of the allowance for loan losses and other related information at December 31, 2015 and 2014.
Table 11:  Allowance for Loan Losses Components and Related Data

	December 31,
(in thousands, except for percentages)	2015	2014
Allowance for loan losses:
Specific component	$5,447	$3,542
Pooled component	16,110	20,380
Unallocated qualitative component	1,627	3,128
Total allowance for loan losses	$23,184	$27,050

Loans:
Impaired loans	$65,874	$48,859
Non-impaired loans	1,475,628	1,374,076
Total loans	$1,541,502	$1,422,935

Specific component as % of impaired loans	8.27%	7.25%
Pooled component as % of non-impaired loans	1.09	1.48
Allowance as % of loans	1.50	1.90
Allowance as % of nonaccrual loans	65.28	125.77

HAMPTON ROADS BANKSHARES, INC.

The specific component of our allowance for loan losses relates to loans that are determined to be impaired and, therefore, are individually evaluated for impairment.  The specific component increased during 2015, primarily due to the decision by management to move the Company's largest remaining substandard relationship into nonaccrual and to charge-off a portion of these loans. This decision drove nonaccrual loans and impaired loans to increase. Of the total impaired loans, $35.5 million were on nonaccrual status at December 31, 2015 as compared with $21.5 million at December 31, 2014, an increase of 65.1%.
The general or pooled component relates to groups of homogeneous loans collectively evaluated for the appropriate level of reserve. The combination of lower historical loss rates and improved credit quality drove a decline in general reserves. An unallocated qualitative component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated qualitative portion of the allowance for loan losses decreased mainly due to improving credit quality and macroeconomic stability.
Charge-offs exceeded recoveries which contributed to the overall decline in the allowance for loan losses. A provision for loan losses of $600 thousand was added to the total reserve during 2015. Table 12 displays certain ratios used by management in assessing the adequacy of the allowance for loan losses at December 31, 2015 and 2014.
Table 12:  Adequacy of the Allowance for Loan Losses

	December 31, 2015	December 31, 2014
Non-performing loans with no allowance due to
previous charge-offs as a percentage of total loans	1.21%	0.55%
Non-performing loans with no allowance due to
previous charge-offs as a percentage of non-performing loans	52.52	52.52
Charge-off rate for non-performing loans with no allowance
due to previous charge-offs	15.81	58.19
Coverage ratio net of non-performing loans with no allowance
due to previous charge-offs	137.49	195.16
Total allowance divided by total loans less
non-performing loans with no allowance
due to previous charge-offs	1.52	1.95
Allowance for individually impaired loans
divided by impaired loans for which an
allowance has been provided	18.85	17.88

At December 31, 2015, management believed the level of the allowance for loan losses to be commensurate with the risk existing in our portfolio. The allowance for loan losses is an estimate based upon the data in hand at a particular time and that estimate involves some amount of judgment regarding that data. However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.
We allocated the allowance for loan losses to the loan categories as shown in Table 13 and their respective percentages to each related loan category.  Notwithstanding these allocations, the entire allowance for loan losses is available to absorb charge-offs in any loan category.
Table 13:  Allocation of Allowance for Loan Losses

(in thousands)	2015		2014		2013		2012		2011
Commercial and Industrial	$3,576	1.53%	$4,605	2.10%	$2,404	1.07%	$6,253	2.34%	$13,605	5.31%
Construction	3,339	2.36	4,342	3.17	9,807	6.19	15,728	7.62	24,826	8.71
Real estate - commercial mortgage	6,302	0.96	6,854	1.07	10,135	1.72	9,862	1.86	17,101	3.28
Real estate - residential mortgage	7,501	2.14	7,142	2.02	7,914	2.24	9,953	2.67	12,060	2.91
Installment	839	0.52	979	1.31	521	0.90	887	1.58	2,067	7.79
Unallocated qualitative	1,627	—	3,128	—	4,250	—	5,699	—	5,288	—
Total allowance for loan losses	$23,184	1.50%	$27,050	1.90%	$35,031	2.53%	$48,382	3.38%	$74,947	4.98%

HAMPTON ROADS BANKSHARES, INC.

Non-Performing Assets
Management classifies non-performing assets as those loans on which payments have been delinquent 90 days and are still accruing interest, nonaccrual loans, and other real estate and repossessed assets.  Total non-performing assets were $47.9 million or 2.3% of total assets at December 31, 2015 as compared to $43.2 million or 2.2% of total assets at December 31, 2014.  At December 31, 2015 and 2014 there were no loans categorized as 90 days or more past due and still accruing interest. The growth in nonaccrual loans was primarily due to the Company’s largest borrower, as measured by total exposure, being placed into nonaccrual status during 2015. This relationship had been downgraded to substandard in 2014.
We had $12.4 million and $21.7 million of other real estate owned and repossessed assets at December 31, 2015 and 2014, respectively.  This decline was mainly due to sales of real estate owned outpacing new foreclosures and transfers in. Our non-performing assets ratio, defined as the ratio of non-performing assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 2.98% and 2.95% at December 31, 2015 and 2014, respectively.
Non-performing assets by geographic location at December 31, 2015 is shown in Table 14.
Table 14:  Non-performing Assets by Geographic Location

	Commercial & Industrial		Real Estate
(in thousands)		Construction	Commercial Mortgage	Residential Mortgage	Installment	Total
Hampton Roads VA	$2,683	$15,275	$6,905	$1,059	$10	$25,932
Eastern Shore MD/VA	—	889	2,091	1,975	—	4,955
Richmond VA	—	301	6	751	—	1,058
Northeast NC	1,148	1,080	3,540	2,012	—	7,780
Triangle NC	—	1,839	238	2,107	—	4,184
Outer Banks NC	270	90	134	765	—	1,259
Wilmington NC	—	870	1,795	—	—	2,665
Other	—	—	—	—	88	88
Total non-performing
assets	$4,101	$20,344	$14,709	$8,669	$98	$47,921
Non-performing assets as of December 31, 2015, 2014, 2013, 2012, and 2011 is shown in Table 15.
Table 15:  Non-performing Assets

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Loans 90 days past due and still accruing interest	$—	$—	$—	$1,024	$84
Nonaccrual loans, including nonaccrual impaired loans	35,512	21,507	39,854	97,411	133,161
Other real estate owned and repossessed assets	12,409	21,721	36,665	32,215	63,613
Non-performing assets	$47,921	$43,228	$76,519	$130,650	$196,858
Loans are placed in nonaccrual status when the collection of principal or interest becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever occurs first, unless there are extenuating circumstances.
As shown in Table 16, nonaccrual loans were $35.5 million at December 31, 2015 compared to $21.5 million at December 31, 2014.  The growth in nonaccrual loans was primarily due to the Company’s largest borrower, as measured by total exposure, being placed into nonaccrual status during 2015. This relationship had been downgraded to substandard in 2014. In the second quarter of 2015, management elected to force-place the relationship into nonaccrual when the guarantors advised of their inability to service the loans and the borrowers were unable to access sufficient liquidity to make payments on the loans. If income on nonaccrual loans had been recorded under original terms, $1.2 million and $1.7 million of additional interest income would have been recorded in 2015 and 2014, respectively.

HAMPTON ROADS BANKSHARES, INC.

Table 16:  Nonaccrual Loans

	December 31,
(in thousands)	2015	2014
Commercial and Industrial	$4,101	$1,494
Construction	15,729	3,621
Real estate-commercial mortgage	9,325	8,190
Real estate-residential mortgage	6,259	8,191
Installment	98	11
Total nonaccrual loans	$35,512	$21,507
Deposits
Total deposits at December 31, 2015 were $1.7 billion, an increase of $123.8 million or 7.8% from December 31, 2014.  The Company has made a concerted effort throughout the year to attract deposits to fund loan growth and payoff maturing Federal Home Loan Bank borrowings. Table 17 shows deposits by classification and average rate paid at December 31, 2015, 2014, and 2013.
Table 17:  Deposits by Classification

	December 31,
	2015			2014			2013
(in thousands, except for percentages)	Balance	%	Avg Rate Paid %	Balance	%	Avg Rate Paid %	Balance	%	Avg Rate Paid %
Deposit Classifications:
Noninterest-bearing demand	$298,351	17%	—%	$266,921	17%	—%	$245,409	16%	—%
Interest-bearing demand	693,413	41	0.43	621,066	39	0.43	600,315	40	0.38
Savings	61,023	4	0.09	56,221	3	0.05	62,283	4	0.06
Time deposits less than $100	343,031	20	1.10	342,794	22	1.00	324,635	21	1.02
Time deposits $100 or more	309,327	18	1.19	294,346	19	1.10	290,686	19	1.07
Total deposits	$1,705,145	100%	0.77%	$1,581,348	100%	0.71%	$1,523,328	100%	0.71%
The Company continues to focus on core deposit growth as its primary source of funding. Core deposits are non-brokered and consist of noninterest-bearing demand accounts, interest-bearing checking accounts, money market accounts, savings accounts, and time deposits of less than $100 thousand. Core deposits totaled $1.3 billion or 79.0% of total deposits at December 31, 2015, compared to 78.3% of total deposits at December 31, 2014.
Borrowings
We use short-term and long-term borrowings from various sources including the FRB discount window, FHLB, and trust preferred securities.  We manage the level of our borrowings to ensure that we have adequate sources of liquidity.  At December 31, 2015 and 2014, we had advances from the FHLB totaling $25.0 million and $165.8 million, respectively. Interest is payable on a monthly basis until maturity. All FHLB borrowings at December 31, 2015 are overnight borrowings.
The Company has four placements of trust preferred securities.  The carrying amount and par amount is shown in Table 18.
Table 18:  Trust Preferred Securities

	Carrying Amount	Par Amount	Interest Rate	Redeemable On or After	Mandatory Redemption
(in thousands except for interest rates)
Gateway Capital Statutory Trust I	$5,292	$8,248	LIBOR + 3.10%	September 17, 2008	September 17, 2033
Gateway Capital Statutory Trust II	4,325	7,217	LIBOR + 2.65%	July 17, 2009	June 17, 2034
Gateway Capital Statutory Trust III	7,551	15,464	LIBOR + 1.50%	May 30, 2011	May 30, 2036
Gateway Capital Statutory Trust IV	12,521	25,774	LIBOR + 1.55%	July 30, 2012	July 30, 2037

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
The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to our senior and subordinated indebtedness. The trust preferred securities are redeemable only at the Company's discretion, subject to regulatory approval. We are current on all interest payments due to the holders of the trust preferred securities. The aggregate carrying value of these debentures as of December 31, 2015 was $29.7 million.  The difference between the par amounts and the carrying amounts of the debentures, due to purchase accounting adjustments from the acquisition of Gateway Financial Holdings, Inc. in 2008, is amortized using the interest method as an adjustment to interest expense each period.  Effective interest rates used by the Company as of December 31, 2015 were between 5.45% and 6.60%.
Capital Resources and Liquidity
Capital Resources.  Total shareholders’ equity increased $93.1 million or 47.2% to $290.6 million at December 31, 2015, from $197.5 million at December 31, 2014.
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
The Company and the Bank are subject to regulatory capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Bank must meet specific capital guidelines that involve quantitative and qualitative measures to ensure capital adequacy.  Common Equity Tier 1 capital and Tier 1 capital is comprised of shareholders’ equity, net of unrealized gains or losses on available for sale securities, less intangible assets, less deferred tax assets net of valuation allowance, subject to limits, other adjustments, plus certain debt instruments. Total risk-based capital adds qualifying allowances for loan losses.
As of December 31, 2015, the Company exceeded the regulatory capital minimums. Our consolidated regulatory capital ratios were as follows:

•	Common Equity Tier 1 14.73%

•	Tier 1 14.73%

•	Total Risk-Based Capital Ratio 16.01%

•	Tier 1 Leverage 13.46%
BOHR was considered “well capitalized” under the risk-based capital standards. The Bank's regulatory capital ratios were as follows:

•	Common Equity Tier 1 14.47%

•	Tier 1 14.47%

•	Total Risk-Based Capital Ratio 15.75%

•	Tier 1 Leverage 13.20%

Liquidity.  Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  It is used by management to provide continuous access to sufficient, reasonably priced funds.  Funding requirements are impacted by loan originations and refinancing, deposit growth, liability issuances and settlements, and off-balance sheet funding commitments.  We consider and comply with various regulatory guidelines regarding required liquidity levels and routinely monitor our liquidity position in light of the changing economic environment and customer activity.  Based on our liquidity assessments, we may alter our asset, liability, and off-balance sheet positions.  The ALCO monitors sources and uses of funds and modifies asset and liability positions as liquidity requirements change.  This process, combined with our ability to raise funds in money and capital markets, provides flexibility in managing the exposure to liquidity risk.  At December 31, 2015, cash and due from banks, interest-bearing deposits in other banks, overnight funds sold and due from FRB, and investment securities were $261.9 million or 12.7% of total assets.
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

HAMPTON ROADS BANKSHARES, INC.

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
We use short-term and long-term borrowings from various sources including the FRB discount window, FHLB, and trust preferred securities.  We manage the level of our borrowings to ensure that we have adequate sources of liquidity.  At December 31, 2015 and 2014, we had advances from the FHLB totaling $25.0 million and $165.8 million, respectively. Interest is payable on a monthly basis until maturity. All FHLB borrowings at December 31, 2015 are overnight borrowings. The FHLB borrowings were collateralized with residential real estate loans, commercial real estate loans, and investment securities.
We also possess additional sources of liquidity through a variety of borrowing arrangements.  The Bank also maintains federal funds lines with two regional banking institutions and through the FRB Discount Window.  These available lines totaled approximately $87.8 million and $63.7 million at December 31, 2015 and 2014, respectively.  These lines were not utilized for borrowing purposes at December 31, 2015 or 2014. The Company has sufficient sources of liquidity at the holding company to meet the operating expenses and obligations under the trust preferred securities for the foreseeable future.

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
Contractual Obligations
We have contractual obligations to make future payments on debt and lease agreements.  Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties.  Our contractual obligations consist of time deposits, borrowings, and operating lease obligations.  Table 19 shows payment detail for these contractual obligations as of December 31, 2015.
Table 19:  Contractual Obligations

	Less than 1 Year			Over 5 Years
(in thousands)		1 - 3 Years	3 - 5 Years		Total
Time deposits	$407,093	$183,549	$61,133	$583	$652,358
FHLB borrowings	25,000	—	—	—	25,000
Other borrowings	—	—	—	29,689	29,689
Operating lease obligations	2,275	4,277	3,834	11,187	21,573
Total contractual
obligations	$434,368	$187,826	$64,967	$41,459	$728,620
Off-Balance Sheet Arrangements
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet our customers’ financing needs.  For more information on our off-balance sheet arrangements, refer to Note 12, Financial Instruments with Off-Balance-Sheet Risk, of the Notes to Consolidated Financial Statements.
Legal Contingencies
Various legal actions arise from time to time in the normal course of our business.  For more information, refer to Item 3 “Legal Proceedings” in our 2015 Form 10-K.  Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows, or results of operations.  Management was not aware of any unasserted claims or assessments that may be probable of assertion at December 31, 2015.

HAMPTON ROADS BANKSHARES, INC.

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

Table 20 illustrates the expected effect on net interest income for the year following each of the years ended 2015 and 2014 due to an immediate change in interest rates.  Estimated changes set forth below are dependent on material assumptions, such as those previously discussed.
Table 20:  Effect on Net Interest Income

	2015		2014
	Change in Net Interest Income		Change in Net Interest Income
(in thousands, except for percentages)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$2,101	3.32%	$3,811	6.08%
+100 basis points	1,023	1.62	1,940	3.09
–100 basis points	(2,129)	(3.37)	(2,552)	(4.07)
–200 basis points	N/A	N/A	N/A	N/A
As of December 31, 2015, we project an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment.  As of December 31, 2014, we projected an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment. The down 200 basis points scenario is not performed based on the currently low interest rate environment.
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
Consequently, variations should be expected from the projections resulting from the controlled conditions of the simulation analysis. Management utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income over varying time horizons. The model measures the impact on net interest income relative to a flat-rate case scenario of hypothetical fluctuations in interest. These simulations incorporate assumptions regarding balance sheet mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.

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
For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments, or results, you should carefully review the risk factors summarized below and the more detailed discussion in the “Risk Factors” section in the 2015 Form 10-K.  Our risks include, without limitation, the following:

•	Our success is largely dependent on attracting and retaining key management team members;

•
We are not paying dividends on our Common Stock currently and absent regulatory approval are prevented from doing so. The failure to resume paying dividends on our Common Stock may adversely affect the market price of our Common Stock;

•
We incurred significant losses from 2009 to 2012. While we returned to profitability in 2013 and continued to be profitable during 2014 and 2015, we can make no assurances that will continue. An inability to improve our profitability could adversely affect our operations and our capital levels.

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

HAMPTON ROADS BANKSHARES, INC.

•	Banking regulators have broad enforcement power, but regulations are meant to protect depositors and not investors;

•	The fiscal, monetary, and regulatory policies of the Federal Government and its agencies could have a material adverse effect on our results of operations;

•	Government legislation and regulation may adversely affect our business, financial condition, and results of operations;

•	The soundness of other financial institutions could adversely affect us;

•	Completion of the Merger is subject to the satisfaction of numerous conditions, and the Merger may not be completed on the proposed terms, within the expected timeframe, or at all;

•
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger;

•	Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits, synergies and cost savings of the Merger may not be realized;

•	Termination of the Merger Agreement, or failure to complete the Merger, could negatively impact our stock price and our future business and financial results;

•	We will be subject to business uncertainties and contractual restrictions while the Merger is pending;

•	If the Merger is not completed, we will have incurred substantial expenses and committed substantial time and resources without realizing the expected benefits of the Merger; and

•	The combined company may not be able to realize our deferred income tax assets.

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

The table below illustrates the expected effect on net interest income for the year following each of the years ended 2015 and 2014 due to an immediate change in interest rates.  Estimated changes set forth below are dependent on material assumptions, such as those previously discussed.
Effect on Net Interest Income

	2015		2014
	Change in Net Interest Income		Change in Net Interest Income
(in thousands, except for percentages)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$2,101	3.32%	$3,811	6.08%
+100 basis points	1,023	1.62	1,940	3.09
–100 basis points	(2,129)	(3.37)	(2,552)	(4.07)
–200 basis points	N/A	N/A	N/A	N/A

As of December 31, 2015, we project an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment.  As of December 31, 2014, we projected an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment. The down 200 basis points scenario is not performed based on the currently low interest rate environment.
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
Consequently, variations should be expected from the projections resulting from the controlled conditions of the simulation analysis. Management utilizes an earnings simulation model as the primary quantitative tool in measuring the amount of interest rate risk associated with changing market rates. The model quantifies the effects of various interest rate scenarios on projected net interest income over varying time horizons. The model measures the impact on net interest income relative to a flat-rate case scenario of hypothetical fluctuations in interest. These simulations incorporate assumptions regarding balance sheet mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet.

HAMPTON ROADS BANKSHARES, INC.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following report of independent registered public accounting firm, audited consolidated financial statements of the Company for the year ended December 31, 2015, and notes to consolidated financial statements of the Company are included as a part of this Form 10-K.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2015 and 2014

•	Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013

•	Consolidated Statements of Comprehensive Income (Loss) for the years December 31, 2015, 2014, and 2013

•	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014, and 2013

•	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013

•	Notes to Consolidated Financial Statements

HAMPTON ROADS BANKSHARES, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Hampton Roads Bankshares, Inc.:
We have audited the accompanying consolidated balance sheets of Hampton Roads Bankshares, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hampton Roads Bankshares, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Norfolk, Virginia
March 25, 2016

HAMPTON ROADS BANKSHARES, INC.

Consolidated Balance Sheets
December 31, 2015 and 2014

(in thousands, except share data)
	December 31, 2015	December 31, 2014
Assets:
Cash and due from banks	$17,031	$16,684
Interest-bearing deposits in other banks	691	1,349
Overnight funds sold and due from Federal Reserve Bank	46,024	85,586
Investment securities available for sale, at fair value	198,174	302,221
Restricted equity securities, at cost	9,830	15,827
Loans held for sale	56,486	22,092
Loans	1,541,502	1,422,935
Allowance for loan losses	(23,184)	(27,050)
Net loans	1,518,318	1,395,885
Premises and equipment, net	52,245	63,519
Interest receivable	4,116	4,503
Other real estate owned and repossessed assets,
net of valuation allowance	12,409	21,721
Bank-owned life insurance	50,695	49,536
Net deferred tax assets, net of valuation allowance	92,142	—
Other assets	7,779	9,683
Totals assets	$2,065,940	$1,988,606
Liabilities and Shareholders' Equity:
Deposits:
Noninterest-bearing demand	$298,351	$266,921
Interest-bearing:
Demand	693,413	621,066
Savings	61,023	56,221
Time deposits:
Less than $100	343,031	342,794
$100 or more	309,327	294,346
Total deposits	1,705,145	1,581,348
Federal Home Loan Bank borrowings	25,000	165,847
Other borrowings	29,689	29,224
Interest payable	463	560
Other liabilities	15,022	14,130
Total liabilities	1,775,319	1,791,109
Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000,000 shares authorized; none issued
and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares
authorized; 171,128,266 and 170,572,217 shares issued
and outstanding on December 31, 2015 and 2014,
respectively	1,711	1,706
Capital surplus	590,417	588,692
Accumulated deficit	(302,580)	(395,535)
Accumulated other comprehensive income, net of tax	560	2,134
Total shareholders' equity before non-controlling interest	290,108	196,997
Non-controlling interest	513	500
Total shareholders' equity	290,621	197,497
Total liabilities and shareholders' equity	$2,065,940	$1,988,606
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Operations
Years ended December 31, 2015, 2014, and 2013

(in thousands, except share and per share data)	2015	2014	2013
Interest Income:
Loans, including fees	$68,123	$63,132	$68,954
Investment securities	6,267	9,018	7,710
Overnight funds sold and due from FRB	157	193	238
Interest-bearing deposits in other banks	1	—	1
Total interest income	74,548	72,343	76,903
Interest Expense:
Deposits:
Demand	2,775	2,667	2,156
Savings	54	31	36
Time deposits:
Less than $100	3,808	3,351	3,592
$100 or more	3,901	3,212	3,563
Interest on deposits	10,538	9,261	9,347
Federal Home Loan Bank borrowings	680	1,531	1,910
Other borrowings	1,715	1,506	2,145
Total interest expense	12,933	12,298	13,402
Net interest income	61,615	60,045	63,501
Provision for loan losses	600	218	1,000
Net interest income after provision for loan losses	61,015	59,827	62,501
Noninterest Income:
Mortgage banking revenue	19,969	11,389	15,832
Service charges on deposit accounts	4,989	4,703	5,014
Income from bank-owned life insurance	1,245	4,110	3,312
Gain on sale of investment securities available for sale (1)	238	306	781
Visa check card income	2,652	2,635	2,556
Other	2,543	3,650	3,820
Total noninterest income	31,636	26,793	31,315
Noninterest Expense:
Salaries and employee benefits	46,327	38,930	41,223
Professional and consultant fees	3,798	6,108	5,786
Occupancy	7,085	6,476	9,092
FDIC insurance	1,765	2,366	4,762
Data processing	5,548	4,610	4,198
Problem loan and repossessed asset costs	1,486	1,788	2,429
Impairments and gains and losses on sales of other real estate owned and repossessed assets, net	5,140	2,045	3,558
Impairments and gains and losses on sales of premises and equipment, net	4,348	112	2,245
Equipment	1,392	1,726	1,730
Directors' and regional board fees	1,183	1,591	1,493
Advertising and marketing	1,556	1,513	1,431
Other	10,639	9,549	10,204
Total noninterest expense	90,267	76,814	88,151
Income before provision for income taxes	2,384	9,806	5,665
Provision for income taxes (benefit) - current	147	6	(90)
Provision for income taxes (benefit) - deferred	(92,459)	—	—
Net income	94,696	9,800	5,755
Net income attributable to non-controlling interest	1,741	471	1,679
Net income attributable to Hampton Roads Bankshares, Inc.	$92,955	$9,329	$4,076
Per Share:
Cash dividends declared	$—	$—	$—
Basic and diluted income per share	$0.54	$0.05	$0.02
(1) Includes $238, $306, and $781 accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities for the years ended December 31, 2015, 2014, and 2013, respectively.

See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2015, 2014, and 2013

(in thousands)	For the Years Ended
	December 31, 2015		December 31, 2014		December 31, 2013
Net income		$94,696		$9,800		$5,755
Other comprehensive income (loss), net of tax:
Deferred tax benefit from release of valuation allowance (*)	$(773)		$—		$—
Change in unrealized gain (loss) on securities available for sale	(1,018)		3,305		(6,921)
Tax effect (*)	369		—		—
Reclassification adjustment for securities gain included in net income	(238)		(306)		(781)
Tax effect (*)	86		—		—
Other comprehensive income (loss), net of tax		(1,574)		2,999		(7,702)
Comprehensive income (loss)		93,122		12,799		(1,947)
Comprehensive income attributable to non-controlling interest		1,741		471		1,679
Comprehensive income (loss) attributable to Hampton Roads Bankshares, Inc.		$91,381		$12,328		$(3,626)
See accompanying notes to consolidated financial statements.
(*) At December 31, 2015, the Company determined that it was more likely than not that a portion of the valuation allowance on net deferred tax assets could be released, therefore, in 2015 the tax effect on other comprehensive income (loss) is presented. In years prior to 2015, there was a full valuation allowance against its net deferred tax assets, therefore there was no stated tax effect in those years.

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2015, 2014, and 2013

					Accumulated
					Other	Non-	Total
(in thousands, except share data)	Common Stock		Capital	Retained	Comprehensive	controlling	Shareholders'
	Shares	Amount	Surplus	Deficit	Income (Loss)	Interest	Equity
Balance at December 31, 2012	170,265,150	$1,703	$586,347	$(408,940)	$6,837	$1,222	$187,169
Net income	—	—	—	4,076	—	1,679	5,755
Other comprehensive loss, net of tax	—	—	—	—	(7,702)	—	(7,702)
Share-based compensation expense	—	—	1,080	—	—	—	1,080
Common stock surrendered	(1,886)	—	(3)	—	—	—	(3)
Distributed non-controlling interest	—	—	—	—	—	(2,453)	(2,453)
Balance at December 31, 2013	170,263,264	$1,703	$587,424	$(404,864)	$(865)	$448	$183,846
Net income	—	—	—	9,329	—	471	9,800
Other comprehensive income, net of tax	—	—	—	—	2,999	—	2,999
Share-based compensation expense	—	—	1,530	—	—	—	1,530
Net settlement of restricted stock units	308,953	3	(262)	—	—	—	(259)
Distributed non-controlling interest	—	—	—	—	—	(419)	(419)
Balance at December 31, 2014	170,572,217	1,706	588,692	(395,535)	2,134	500	197,497
Net income	—	—	—	92,955	—	1,741	94,696
Other comprehensive loss, net of tax	—	—	—	—	(1,574)	—	(1,574)
Share-based compensation expense	—	—	2,138	—	—	—	2,138
Net settlement of restricted stock units	556,049	5	(413)	—	—	—	(408)
Distributed non-controlling interest	—	—	—	—	—	(1,728)	(1,728)
Balance at December 31, 2015	171,128,266	$1,711	$590,417	$(302,580)	$560	$513	$290,621
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

Consolidated Statements of Cash Flows
December 31, 2015, 2014, and 2013

(in thousands)	2015	2014	2013
Operating Activities:
Net income	$94,696	$9,800	$5,755
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,185	3,371	4,384
Deferred income tax benefit	(92,459)	—	—
Fair value adjustments	711	21	1,178
Provision for loan losses	600	218	1,000
Proceeds from mortgage loans held for sale	693,354	458,771	646,294
Originations of mortgage loans held for sale	(727,748)	(455,776)	(587,313)
Share-based compensation expense	2,138	1,530	1,080
Net amortization of premiums and accretion of discounts on investment securities available for sale	2,114	1,741	2,838
Income from bank-owned life insurance	(1,245)	(4,110)	(3,312)
Gain on sale of investment securities available for sale	(238)	(306)	(781)
Impairments and gains and losses on sales of other real estate owned and repossessed assets, net	5,140	2,045	3,558
Impairments and gains and losses on sales of premises and equipment, net	4,348	112	2,245
Changes in:
Interest receivable	387	308	266
Other assets	1,316	887	9,152
Interest payable	(97)	(5,465)	1,143
Other liabilities	892	218	3,261
Net cash provided by (used in) operating activities	(12,906)	13,365	90,748
Investing Activities:
Proceeds from maturities and calls of investment securities available for sale	35,824	39,644	56,808
Proceeds from sale of investment securities available for sale	82,695	175,780	39,121
Purchase of investment securities available for sale	(17,604)	(190,597)	(154,717)
Proceeds from sale of restricted equity securities	11,338	1,975	928
Purchase of restricted equity securities	(5,341)	(456)	(218)
Proceeds from sale of premises and equipment	9	1,603	3,850
Purchase of premises and equipment	(675)	(1,459)	(2,433)
Net (increase) decrease in loans	(127,022)	(51,780)	13,395
Proceeds from bank-owned life insurance death benefit	80	5,341	5,709
Proceeds from sale of other real estate owned and repossessed assets, net	12,568	18,076	14,856
Net cash (used in) investing activities	(8,128)	(1,873)	(22,701)
Financing Activities:
Net increase (decrease) in deposits	123,797	58,020	(94,440)
Proceeds from short term Federal Home Loan Bank borrowings, net	25,000	—	—
Repayments of long term Federal Home Loan Bank borrowings	(165,500)	(27,516)	(67)
Repayments of other borrowings	—	—	(10,000)
Repurchase of common stock in the settlement of restricted stock units	(408)	(259)	—
Distributed non-controlling interest	(1,728)	(419)	(2,453)
Common stock surrendered	—	—	(3)
Net cash provided by (used in) financing activities	(18,839)	29,826	(106,963)
Increase (decrease) in cash and cash equivalents	(39,873)	41,318	(38,916)
Cash and cash equivalents at beginning of period	103,619	62,301	101,217
Cash and cash equivalents at end of period	$63,746	$103,619	$62,301
Supplemental cash flow information:
Cash paid for interest	$12,306	$16,903	$12,259
Cash paid for / (refunded) from income taxes	8	86	(5,553)
Supplemental non-cash information:
Change in unrealized gain (loss) on securities available for sale	$(1,575)	$2,999	$(7,702)
Transfer from other real estate owned and repossessed assets to loans	543	1,621	6,016
Transfer from loans to other real estate owned and repossessed assets	4,532	6,798	25,528
Transfers from premises and equipment to other real estate owned and repossessed assets	4,407	—	3,352
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC.

(1) Basis of Financial Statement Presentation and Summary of Significant Accounting Policies

Basis of Presentation.  Hampton Roads Bankshares, Inc. (the “Company”) is a bank holding company incorporated in 2001 under the laws of the Commonwealth of Virginia.  The consolidated financial statements of Hampton Roads Bankshares, Inc. include the accounts of the Company and its wholly-owned bank subsidiary, Bank of Hampton Roads (“BOHR” or "the Bank" or "our Bank" or "Bank") as well as its wholly-owned subsidiary Gateway Bank Mortgage, Inc. ("GBMI"). GBMI is a 51% owner in DNJ Gateway Bank Mortgage, LLC ("DGBM") and the undistributed earnings of DGBM is represented by non-controlling interest on our consolidated balance sheets. Prior to April 1, 2015, GBMI earned 51% of the income before provision for income taxes of DGBM. Effective April 1, 2015, GBMI earns 60% of the income before provision for income taxes of DGBM. Upon receiving federal and state regulatory approval, the Company merged its separately held bank subsidiary, Shore Bank ("Shore"), into BOHR on October 13, 2015. Through its specialty finance unit, Shore Premier Finance ("SPF"), BOHR provides marine financing for U.S. Coast Guard documented vessels to customers throughout the United States. BOHR also has an investment in a Virginia title insurance agency that enables it to offer title insurance policies to its real estate loan customers, and also has several inactive wholly-owned operating subsidiaries: Harbour Asset Servicing, Inc., and Gateway Investment Services, Inc. As a part of our consolidation process, intercompany transactions are recorded at cost and eliminated as part of the consolidation process.

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

The Company primarily engages in the general community and commercial banking business, targeting the banking needs of individuals and small- to medium-sized businesses in its primary service areas, which include the Hampton Roads region of southeastern Virginia, the Northeastern and Research Triangle regions of North Carolina, the Eastern Shore of Virginia, Maryland, and Delaware, the Baltimore region of Maryland, and Richmond, Virginia.  The Company’s primary products are traditional loan and deposit banking services.  In addition, the Company offers mortgage banking services with loans that are sold in the secondary market.

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

Cash and Due from Bank Accounts.  Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from the Federal Reserve Bank of Richmond (“FRB”).  Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity.  The Company is required to maintain average reserve balances in cash with the FRB. The amounts of daily average required reserves for the final weekly reporting period were $32.0 million and $19.9 million at December 31, 2015 and 2014, respectively.

Investment Securities.  Except for the restricted equity securities, all investment securities are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of tax.  Purchase premiums and discounts are recognized in interest income using the interest method over the terms of

HAMPTON ROADS BANKSHARES, INC.

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

The Company originates single family, residential, first lien mortgage loans that are sold to secondary market investors on a best efforts basis; the Company classifies these loans as held for sale.  In connection with the underwriting process, the Company enters into commitments to originate or purchase residential mortgage loans whereby the interest rate of the loan is agreed to prior to funding (“interest rate lock commitments”).  Generally, such interest rate lock commitments are for periods less than 60 days.  Interest rate lock commitments on residential mortgage loans that the Company intends to sell in the secondary market are considered derivatives. These derivatives are carried at fair value with changes in fair value reported as a component of gain on sale of the loans.  The Company manages its exposure to changes in fair value associated with these interest rate lock commitments by entering into simultaneous agreements to sell the residential loans to third party investors shortly after their origination and funding.

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

HAMPTON ROADS BANKSHARES, INC.

In an effort to minimize the interest risk exposure to both the Company and the borrower, the Company uses back-to-back plain vanilla LIBOR-based interest rate swaps.  Pay-floating, receive-fixed interest rate swaps are executed between the Company and certain commercial loan customers (whose underlying loan with the Bank is a floating rate) with an equal and offsetting pay-fixed, receive-floating interest rate swap executed with a dealer under a back-to-back swap program. This program enables the commercial loan customer to effectively exchange variable-rate interest payments under their existing obligations for payments based upon a fixed-rate interest, while simultaneously transferring the risk of a fixed rate from the Company to another third party.

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

The allowance consists of specific, general, and unallocated qualitative components.  The specific component relates to loans that are determined to be impaired, and therefore, are individually evaluated for impairment.  For those loans, an allowance is established when the discounted cash flows, collateral value, or observable market price of the impaired loan is lower than the carrying value of that loan.  The general component relates to groups of homogeneous loans collectively evaluated for the appropriate level of reserve. The unallocated qualitative component covers uncertainties that could affect management’s estimate of probable losses.

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

Nonaccrual and Past Due Loans.  Loans are placed in nonaccrual status when the collection of principal or interest becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever occurs first.  When loans are placed in nonaccrual status, interest receivable is reversed against interest income recognized in the current year.  Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of some portion or the entire contractual principal amount.  Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collection of principal and interest is no longer considered doubtful.

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

HAMPTON ROADS BANKSHARES, INC.

Premises and Equipment.  Land is reported at cost, while premises and equipment are reported at cost less accumulated depreciation and amortization.  Depreciation is calculated using the method that is most appropriate for the particular class but we generally use the straight-line method over the estimated useful lives of the related assets, which range from three years for equipment to fifty years for buildings.  Leasehold improvements are capitalized and depreciated on a straight-line basis over the life of the initial lease or the life of the asset, whichever is shorter.  Routine holding costs are charged to expense as incurred, while significant improvements are capitalized.  See also Note 7 Premises, Equipment and Leases, of the Notes to Consolidated Financial Statements, for discussion on transfers of underutilized premised and equipment to other real estate owned and repossessed assets, net of valuation allowance, during 2015.

Long-Lived Assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Other Real Estate Owned and Repossessed Assets.  Other real estate owned and repossessed assets include real estate acquired in the settlement of loans and other repossessed collateral and is initially recorded at the lower of the recorded loan balance or estimated fair value less estimated disposal costs.  At foreclosure, any excess of the loan balance over fair value is charged to the allowance for loan losses.  Subsequently, if there is an indicated decline in the estimated fair value of the property, impairment is recognized through a loss on other real estate owned and repossessed assets with an offsetting allowance for losses on foreclosed assets which reduces the carrying value of individual properties. The allowance is only reduced for charge-offs once the property is sold. Costs to bring a property to salable condition are capitalized up to the fair value of the property less selling costs while costs to maintain a property in salable condition are expensed as incurred. Losses on subsequent impairments recognized and gains and losses upon disposition of other real estate owned are recognized in noninterest expense.  As indicated above, real estate values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, government rules or policies, and natural disasters.  While our policy is to obtain updated appraisals on a periodic basis, there are no assurances that we may be able to realize the amount indicated in the appraisal upon disposition of the underlying property.

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

HAMPTON ROADS BANKSHARES, INC.

A deferred tax liability is recognized for all temporary differences that will result in future taxable income; a deferred tax asset is recognized for all temporary differences that will result in future tax deductions, subject to reduction of the asset by a valuation allowance in certain circumstances.  This valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized.  In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carryback years, future reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. The predictability that future taxable income, exclusive of reversing temporary differences, will occur is the most subjective of these four sources. Additionally, cumulative losses in recent years is considered negative evidence, that may be difficult to overcome, to support a conclusion that future taxable income, exclusive of reversing temporary differences and carryforwards, is sufficient to realize a deferred tax asset. Judgment is a critical element in making this assessment.  Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

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

Per Share Data.  Basic earnings per share is computed by dividing net income attributable to Hampton Roads Bankshares, Inc. by the number of weighted average common shares outstanding for the period.  The diluted earnings per share reflects the dilutive effect of warrants, stock options, and unvested restricted stock units using the treasury stock method.

Comprehensive Income (Loss).  Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income or loss.  Certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet.  Such items, along with the operating net income, are components of comprehensive income or loss.

Reclassification. Certain 2014 and 2013 amounts have been reclassified to conform to the 2015 presentation. In 2015, the Company reclassified Impairments and gains and losses on sales of other real estate owned and repossessed assets, net and Impairments and gain and losses on sales of premises and equipment, net, from noninterest income to noninterest expense.

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

HAMPTON ROADS BANKSHARES, INC.

revenue standard. Therefore, the Company does not expect the ASU to have a material impact on the Company’s reported financial results.

In February 2016, the FASB issued ASU 2016-02 Leases, ASC Topic 842, which replaces ASC Topic 840 Leases; the core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee are as follows:

For finance leases, a lessee is required to do the following
1. Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position;
2. Recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income;
3. Classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows.

For operating leases, a lessee is required to do the following:
1. Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position;
2. Recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis;
3. Classify all cash payments within operating activities in the statement of cash flows.

The effective date for public business entities is for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company will evaluate whether adoption of this new standard will have a material impact on the Company’s consolidated financial statements.

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

(3) Earnings Per Share

The following table shows the basic and diluted earnings per share calculations for the years ended December 31, 2015, 2014, and 2013.

(in thousands, except share and per share data)	December 31, 2015	December 31, 2014	December 31, 2013
Net income attributable to Hampton Roads Bankshares, Inc.	$92,955	$9,329	$4,076
Shares:
Weighted average shares outstanding	170,783,159	170,348,486	170,264,194
Weighted average vested restricted stock units	623,917	492,934	107,142
Weighted average number of common shares outstanding	171,407,076	170,841,420	170,371,336
Dilutive effect of TARP-related warrants	475,261	436,012	386,764
Dilutive effect of restricted stock units	620,706	650,435	312,637
Dilutive effect of stock options	—	—	—
Total dilutive effect	1,095,967	1,086,447	699,401
Diluted weighted average number of common shares outstanding	172,503,043	171,927,867	171,070,737
Basic and diluted income per share	$0.54	$0.05	$0.02

The Company issued a ten-year warrant to purchase 757,633 common shares at an exercise price of $0.70 per share (see Note 11, The Amended TARP Warrant of the Notes to Consolidated Financial Statements).  For the years ended December 31, 2015, 2014, and 2013, the weighted-average number of anti-dilutive stock option awards excluded from the diluted earnings per share calculation was 4.5 million, 5.5 million, and 24 thousand shares, respectively, consisting of out-of-the-money stock options.

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

HAMPTON ROADS BANKSHARES, INC.

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

(5) Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale at December 31, 2015 and 2014 were as follows.

	2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. agency securities	$12,565	$507	$—	$13,072
Corporate bonds	11,994	—	804	11,190
Mortgage-backed securities -
Agency	147,980	1,498	279	149,199
Asset-backed securities	23,787	—	495	23,292
Equity securities	970	451	—	1,421
Total investment securities
available for sale	$197,296	$2,456	$1,578	$198,174

HAMPTON ROADS BANKSHARES, INC.

	2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. agency securities	$17,042	$611	$—	$17,653
Corporate bonds	15,080	23	543	14,560
Mortgage-backed securities -
Agency	212,650	2,991	213	215,428
Asset-backed securities	54,345	—	1,148	53,197
Equity securities	970	422	9	1,383
Total investment securities
available for sale	$300,087	$4,047	$1,913	$302,221

For the year ended December 31, 2015, proceeds from sales of investment securities available for sale were $82.7 million and resulted in net realized gains of $238 thousand.  Proceeds from sales of available for sale securities totaled $175.8 million and resulted in net realized gains of $306 thousand for the year ended December 31, 2014.  Proceeds from sales of investment securities available for sale were $39.1 million and resulted in net realized gains of $781 thousand for the year ended December 31, 2013.

Unrealized losses

The following tables reflect the fair values and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014.

	2015
(in thousands)	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Corporate bonds	$—	$—	$11,190	$804	$11,190	$804
Mortgage-backed securities -
Agency	56,787	244	1,517	35	58,304	279
Asset-backed securities	17,554	291	5,738	204	23,292	495
	$74,341	$535	$18,445	$1,043	$92,786	$1,578

	2014
(in thousands)	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Corporate bonds	11,462	542	2,517	1	13,979	543
Mortgage-backed securities -
Agency	17,881	77	7,895	136	25,776	213
Asset-backed securities	34,896	570	15,379	578	50,275	1,148
Equity securities	$181	$9	$—	$—	$181	$9
	$64,420	$1,198	$25,791	$715	$90,211	$1,913

Debt securities with unrealized losses totaling $1.6 million at December 31, 2015 included four corporate securities, twenty-three mortgage-backed agency securities, and nine asset-backed securities, compared with unrealized losses totaling $1.9 million at December 31, 2014, which included five corporate securities, twelve mortgage-backed agency securities, and eighteen asset-backed securities. The severity and duration of this unrealized loss is expected to fluctuate with market interest rates.

HAMPTON ROADS BANKSHARES, INC.

Other-than-temporary impairment (“OTTI”)

During 2015, none of the investment securities available for sale were determined to be other-than-temporarily impaired; therefore, no losses were recognized through noninterest income.

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

A rollforward of the cumulative OTTI losses recognized in earnings for available for sale equity securities for years ended December 31, 2015 and 2014 is as follows.

(in thousands)	Cumulative OTTI Losses
Balance, December 31, 2013	$818
Less: Realized OTTI on securities sold	—
Add: Loss where impairment was not previously recognized	—
Add: Loss where impairment was previously recognized	—
Balance, December 31, 2014	818
Less: Realized OTTI on securities sold	—
Add: Loss where impairment was not previously recognized	—
Add: Loss where impairment was previously recognized	—
Balance, December 31, 2015	$818

HAMPTON ROADS BANKSHARES, INC.

Maturities of investment securities

The amortized cost and fair value by contractual maturity of investment securities available for sale that are not determined to be other-than-temporarily impaired at December 31, 2015 and 2014 are shown below.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed and asset-backed securities, which are not due at a single maturity date, and equity securities, which do not have contractual maturities, are shown separately.

	2015		2014
	Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$—	$—	$970	$982
Due after one year
but less than five years	2,253	2,304	5,670	5,726
Due after five years
but less than ten years	12,518	11,785	13,228	12,806
Due after ten years	9,788	10,173	12,254	12,699
Mortgage-backed securities -
Agency	147,980	149,199	212,650	215,428
Asset-backed securities	23,787	23,292	54,345	53,197
Equity securities	970	1,421	970	1,383
Total available for sale securities	$197,296	$198,174	$300,087	$302,221

Federal Home Loan Bank (“FHLB”)

The Company’s investment in FHLB stock totaled $2.9 million at December 31, 2015.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security because it is required to be held in order to access FHLB advances (i.e. borrowings).  It is carried at cost as there is no active market or exchange for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at December 31, 2015, and no impairment has been recognized.

Federal Reserve Bank (“FRB”) and Other Restricted Stock

The Company’s investment in FRB and other restricted stock totaled $7.0 million at December 31, 2015.  FRB stock comprises the majority of this amount and is generally viewed as a long-term investment and as a restricted investment security as it is required to be held to effect membership in the Federal Reserve System.  It is carried at cost as there is not an active market or exchange for the stock other than the FRB or member institutions.  The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2015. No impairment has been recognized for any of the other restricted equity securities, including the investment in FRB.

Pledged securities

Investment securities at fair value that were pledged to secure deposits or outstanding borrowings or were pledged to secure potential future borrowings at December 31, 2015 and 2014 were as follows.

(in thousands)	2015	2014
Public deposits	$53,741	$38,718
Federal Home Loan Bank borrowings	—	22,647
Other	12,988	11,668
	$66,729	$73,033

HAMPTON ROADS BANKSHARES, INC.

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

Commercial and industrial loans.  We make commercial and industrial loans to qualified businesses in our market areas.  Commercial and industrial loans are loans to businesses that are typically not collateralized by real estate.  Generally, the purpose of commercial and industrial loans is for the financing of accounts receivable, inventory, or equipment and machinery.  Repayment of commercial and industrial loans may be more substantially dependent upon the success of the business itself, and therefore, must be monitored more frequently.  In order to reduce our risk, the Bank requires regular updates of the business’ financial condition, as well as that of the guarantors, and regularly monitors accounts receivable and payable of such businesses when deemed necessary.

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

Real estate - residential mortgage loans.  We offer a wide range of residential mortgage loans through our Bank and our subsidiary, GBMI.  Our residential mortgage loans originated and held by the Bank includes first and junior lien mortgage loans, home equity lines of credit, and other term loans secured by first and junior lien mortgages.  Residential mortgage loans have historically been lower risk loans in the Bank's portfolio due to the ease in which the value of the collateral is ascertained, although the risks involved with these loans has been higher than historical averages due to falling home prices and high unemployment in our markets.
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

HAMPTON ROADS BANKSHARES, INC.

The total of our loans by segment at December 31, 2015 and 2014 are as follows.

(in thousands)	2015	2014
Commercial and Industrial	$233,319	$219,029
Construction	141,208	136,955
Real estate - commercial mortgage	655,895	639,163
Real estate - residential mortgage	349,758	354,017
Installment	161,918	74,821
Deferred loan fees and related costs	(596)	(1,050)
Total loans	$1,541,502	$1,422,935

The growth in loans in 2015 was primarily driven by a $104.7 million marine loan portfolio purchase, arranged by the Shore Premier Finance marine lending unit, of which $75.3 million were installment loans and $29.4 million were commercial and industrial loans. It is the intent of the Company to continue to grow the loan portfolio in all the markets we serve.

Allowance for Loan Losses

The purpose of the allowance for loan losses is to provide for probable losses inherent in our loan portfolio.  Management regularly reviews the loan portfolio to determine whether adjustments are necessary to maintain an allowance for loan losses sufficient to absorb losses.  The allowance consists of specific, general, and unallocated qualitative components.  The specific component of our allowance for loan losses relates to loans that are determined to be impaired and, therefore, are individually evaluated for impairment.  The general or pooled component relates to groups of homogeneous loans collectively evaluated for the appropriate level of reserve. An unallocated qualitative component is maintained to cover uncertainties that could affect management’s estimate of probable losses.

Loss factors are calculated using quantitative and qualitative data and then are applied to each of the loan segments to determine a reserve level for various subsets of each of the five segments of loans.  While portions of the allowance are attributable to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio.

HAMPTON ROADS BANKSHARES, INC.

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the years ended December 31, 2015, 2014, and 2013 is as follows.

	2015
			Real Estate
	Commercial		Commercial	Residential		Unallocated
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Qualitative	Total
Allowance for loan losses:
Beginning balance	$4,605	$4,342	$6,854	$7,142	$979	$3,128	$27,050
Charge-offs	(4,121)	(2,046)	(557)	(924)	(271)		(7,919)
Recoveries	1,052	1,032	738	580	51		3,453
Provision	2,040	11	(733)	703	80	(1,501)	600
Ending balance	$3,576	$3,339	$6,302	$7,501	$839	$1,627	$23,184
Ending balance: attributable to
loans individually evaluated
for impairment	$318	$951	$1,916	$2,174	$88		$5,447
Recorded investment: loans
individually evaluated for
impairment	$4,204	$21,092	$27,948	$12,532	$98
Ending balance: attributable to
loans collectively evaluated
for impairment	$3,258	$2,388	$4,386	$5,327	$751	$1,627	$17,737
Recorded investment: loans
collectively evaluated for
impairment	$229,115	$120,116	$627,947	$337,226	$161,820

	2014
			Real Estate
	Commercial		Commercial	Residential		Unallocated
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Qualitative	Total
Allowance for loan losses:
Beginning balance	$2,404	$9,807	$10,135	$7,914	$521	$4,250	$35,031
Charge-offs	(1,713)	(7,270)	(4,038)	(4,000)	(724)		(17,745)
Recoveries	3,427	2,765	1,465	1,701	188		9,546
Provision	487	(960)	(708)	1,527	994	(1,122)	218
Ending balance	$4,605	$4,342	$6,854	$7,142	$979	$3,128	$27,050
Ending balance: attributable to
loans individually evaluated
for impairment	$412	$887	$479	$1,717	$47		$3,542
Recorded investment: loans
individually evaluated for
impairment	$1,647	$10,652	$21,669	$14,776	$115
Ending balance: attributable to
loans collectively evaluated
for impairment	$4,193	$3,455	$6,375	$5,425	$932	$3,128	$23,508
Recorded investment: loans
collectively evaluated for
impairment	$217,382	$126,303	$617,494	$339,241	$74,706

HAMPTON ROADS BANKSHARES, INC.

	2013
			Real Estate
	Commercial		Commercial	Residential		Unallocated
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Qualitative	Total
Allowance for loan losses:
Beginning balance	$6,253	$15,728	$9,862	$9,953	$887	$5,699	$48,382
Charge-offs	(6,187)	(5,140)	(2,878)	(6,979)	(355)		(21,539)
Recoveries	1,603	2,200	995	2,245	145		7,188
Provision	735	(2,981)	2,156	2,695	(156)	(1,449)	1,000
Ending balance	$2,404	$9,807	$10,135	$7,914	$521	$4,250	$35,031
Ending balance: attributable to
loans individually evaluated
for impairment	$505	$5,108	$4,080	$3,399	$49		$13,141
Recorded investment: loans
individually evaluated for
impairment	$2,981	$13,743	$29,040	$21,556	$238
Ending balance: attributable to
loans collectively evaluated
for impairment	$1,899	$4,699	$6,055	$4,515	$472	$4,250	$21,890
Recorded investment: loans
collectively evaluated for
impairment	$222,511	$144,730	$561,435	$332,479	$57,385

Management believes the allowance for loan losses as of December 31, 2015 is adequate to absorb losses inherent in the portfolio and is directionally consistent with the change in the quality of our loan portfolio.  However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.  Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.

Impaired Loans

A loan is considered impaired when it is probable that all amounts due will not be collected according to the contractual terms of the loan agreement.  Impaired loans are measured based on the present value of payments expected to be received using the historical effective loan rate as the discount rate.  For collateral dependent impaired loans, impairment is measured based upon the fair value of the underlying collateral.  Management considers a loan to be collateral dependent when repayment of the loan is expected solely by the underlying collateral.  The Company’s policy is to charge off collateral dependent impaired loans at the earlier of foreclosure, repossession, or liquidation or at such time any portion of the loan is deemed to be uncollectible. Charge-offs are taken within 90 days of a loan moving to nonaccrual unless a resolution is in process at that time that would reduce or eliminate the identified loss.  The Company will reduce the carrying value of the loan to the estimated fair value of the collateral less estimated selling costs through a charge off to the allowance for loan losses.  For loans that are not collateral dependent, impairment is measured using discounted cash flows.  Total impaired loans were $65.9 million and $48.9 million at December 31, 2015 and 2014, respectively.  Collateral dependent impaired loans were $60.5 million and $43.3 million at December 31, 2015 and 2014, respectively, and therefore, measured based upon the estimated fair value of the underlying collateral.

Impaired loans for which no allowance is provided totaled $37.0 million and $29.1 million at December 31, 2015 and 2014, respectively.  Loans written down to their estimated fair value of collateral less the costs to sell account for $18.6 million and $7.6 million of the impaired loans for which no allowance has been provided as of December 31, 2015 and 2014, respectively.  The remaining impaired loans for which no allowance is provided are expected to be fully covered by the fair value of the collateral, and therefore, no loss is expected on these loans.

The following charts show recorded investment, unpaid balance, and related allowance for December 31, 2015 and 2014 and average investment and interest recognized for impaired loans by major segment and class for each of the years ended December 31, 2015, 2014, and 2013.

HAMPTON ROADS BANKSHARES, INC.

	2015
	Recorded	Unpaid	Related	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$3,735	$4,317	$—	$3,841	$8
Construction
1-4 family residential
construction	—	—	—	—	—
Commercial construction	14,913	16,485	—	15,072	—
Real estate
Commercial Mortgage
Owner occupied	10,309	10,607	—	10,647	340
Non-owner occupied	2,879	3,048	—	3,973	63
Residential Mortgage
Secured by 1-4 family
1st lien	4,253	4,649	—	4,861	51
Junior lien	872	1,336	—	1,126	1
Installment	10	31	—	15	—
	$36,971	$40,473	$—	$39,535	$463
With an allowance recorded:
Commercial & Industrial	$469	$469	$318	$510	$—
Construction
1-4 family residential
construction	—	—	—	—	—
Commercial construction	6,179	6,179	951	6,282	194
Real estate
Commercial Mortgage
Owner occupied	9,230	9,230	1,287	9,543	195
Non-owner occupied	5,530	7,030	629	5,710	199
Residential Mortgage
Secured by 1-4 family
1st lien	5,721	5,877	1,445	5,962	153
Junior lien	1,686	1,686	729	1,745	45
Installment	88	88	88	60	—
	$28,903	$30,559	$5,447	$29,812	$786
Total:
Commercial & Industrial	$4,204	$4,786	$318	$4,351	$8
Construction	21,092	22,664	951	21,354	194
Real estate
Commercial mortgage	27,948	29,915	1,916	29,873	797
Residential mortgage	12,532	13,548	2,174	13,694	250
Installment	98	119	88	75	—
Total	$65,874	$71,032	$5,447	$69,347	$1,249

HAMPTON ROADS BANKSHARES, INC.

	2014					2013
	Recorded	Unpaid	Related	Average	Interest	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$1,082	$2,245	$—	$1,255	$11	$2,334	$20
Construction
1-4 family residential
construction	—	—	—	—	—	—	—
Commercial construction	4,273	6,765	—	4,853	55	9,301	132
Real estate
Commercial Mortgage
Owner occupied	12,319	12,692	—	12,803	330	14,087	274
Non-owner occupied	3,550	8,130	—	4,850	16	3,152	63
Residential Mortgage
Secured by 1-4 family
1st lien	6,447	7,104	—	7,206	63	8,953	106
Junior lien	1,372	2,729	—	1,602	6	1,824	12
Installment	11	32	—	15	—	62	—
	$29,054	$39,697	$—	$32,584	$481	$39,713	$607
With an allowance recorded:
Commercial & Industrial	$565	$564	$412	$599	$—	$1,689	$—
Construction
1-4 family residential
construction	—	—	—	—	—	—	—
Commercial construction	6,379	6,380	887	7,137	240	7,417	71
Real estate
Commercial Mortgage
Owner occupied	5,313	5,313	379	5,408	188	7,001	239
Non-owner occupied	487	487	100	514	—	5,672	—
Residential Mortgage
Secured by 1-4 family
1st lien	4,970	4,981	1,009	5,022	176	9,872	166
Junior lien	1,987	2,013	708	2,028	20	2,352	22
Installment	104	104	47	104	6	165	6
	$19,805	$19,842	$3,542	$20,812	$630	$34,168	$504
Total:
Commercial & Industrial	$1,647	$2,809	$412	$1,854	$11	$4,023	$20
Construction	10,652	13,145	887	11,990	295	16,718	203
Real estate
Commercial mortgage	21,669	26,622	479	23,575	534	29,912	576
Residential mortgage	14,776	16,827	1,717	15,858	265	23,001	306
Installment	115	136	47	119	6	227	6
Total	$48,859	$59,539	$3,542	$53,396	$1,111	$73,881	$1,111

HAMPTON ROADS BANKSHARES, INC.

Non-performing Assets

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and other real estate owned and repossessed assets.  Our non-performing assets ratio, defined as the ratio of non-performing assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 2.98% and 2.95% at December 31, 2015 and 2014, respectively. The growth in nonaccrual loans was primarily due to the Company’s largest borrower, as measured by total exposure, which was downgraded to substandard in 2014, was placed into nonaccrual status during 2015. In the second quarter of 2015, management elected to force-place the relationship into nonaccrual when the guarantors advised of their inability to service the loans and the borrowers were unable to access sufficient liquidity to make payments on the loans.

Non-performing assets as of December 31, 2015 and 2014 were as follows.

(in thousands)	2015	2014
Loans 90 days past due and still accruing interest	$—	$—
Nonaccrual loans, including nonaccrual impaired loans	35,512	21,507
Other real estate owned and repossessed assets	12,409	21,721
Non-performing assets	$47,921	$43,228

Nonaccrual and Past Due Loans

The Company generally places loans on nonaccrual status when the collection of contractually owed principal or interest becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever comes first.  When loans are placed on nonaccrual status, interest receivable is reversed against interest income recognized in the current year, and any prior year unpaid interest is charged off against the allowance for loan losses.  Interest payments received thereafter are applied as a reduction of the remaining principal balance so long as doubt exists as to the ultimate collection of the principal.  Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collection of principal or interest is no longer doubtful.  A reconciliation of non-performing loans to impaired loans for the years ended December 31, 2015 and 2014 is as follows.

(in thousands)	2015	2014
Loans 90 days past due and still accruing interest	$—	$—
Nonaccrual loans	35,512	21,507
Total non-performing loans	35,512	21,507
TDRs on accrual	28,939	25,028
Impaired loans on accrual	1,423	2,324
Total impaired loans	$65,874	$48,859

Nonaccrual loans were $35.5 million at December 31, 2015 compared to $21.5 million at December 31, 2014.  If income on nonaccrual loans had been recorded under original terms, $1.2 million, $1.7 million, and $2.0 million of additional interest income would have been recorded in 2015, 2014, and 2013, respectively.

HAMPTON ROADS BANKSHARES, INC.

The following table provides a rollforward of nonaccrual loans for the years ended December 31, 2015 and 2014.

			Real Estate
(in thousands)	Commercial & Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Total
Balance at December 31, 2013	$2,794	$10,614	$12,633	$13,679	$134	$39,854
Transfers in	2,194	1,923	6,193	7,408	1,231	18,949
Transfers to OREO	—	(388)	(982)	(4,515)	—	(5,885)
Charge-offs	(1,713)	(7,270)	(4,038)	(4,000)	(724)	(17,745)
Payments	(771)	(756)	(4,631)	(3,296)	(630)	(10,084)
Return to accrual	(451)	(502)	(1,355)	(1,274)	—	(3,582)
Loan type reclassification	(559)	—	370	189	—	—
Balance at December 31, 2014	$1,494	$3,621	$8,190	$8,191	$11	$21,507
Transfers in	7,474	17,005	6,027	4,171	360	35,037
Transfers to OREO	—	(15)	(1,642)	(2,589)	—	(4,246)
Charge-offs	(4,121)	(2,046)	(557)	(924)	(271)	(7,919)
Payments	(746)	(2,360)	(2,021)	(2,125)	(2)	(7,254)
Return to accrual	—	(476)	(672)	(465)	—	(1,613)
Loan type reclassification	—	—	—	—	—	—
Balance at December 31, 2015	$4,101	$15,729	$9,325	$6,259	$98	$35,512

Age Analysis of Past Due Loans

An age analysis of past due loans as of December 31, 2015 and 2014 is as follows.

	2015
							90 Days or
							More Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due and
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial & Industrial	$1,073	$85	$4,101	$5,259	$228,060	$233,319	$—
Construction
1-4 family residential
construction	—	—	—	—	23,364	23,364	—
Commercial construction	208	—	15,729	15,937	101,907	117,844	—
Real estate
Commercial Mortgage
Owner occupied	1,489	—	6,255	7,744	232,043	239,787	—
Non-owner occupied	282	—	3,070	3,352	412,756	416,108	—
Residential Mortgage
Secured by 1-4 family
1st lien	1,455	175	4,704	6,334	217,689	224,023	—
Junior lien	74	240	1,555	1,869	123,866	125,735	—
Installment	6	—	98	104	161,814	161,918	—
Deferred loan fees
and related costs	—	—	—	—	(596)	(596)	—
Total	$4,587	$500	$35,512	$40,599	$1,500,903	$1,541,502	$—

HAMPTON ROADS BANKSHARES, INC.

	2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due	Total Past Due	Current	Total Loans	90 Days or More Past Due and Accruing

(in thousands)
Commercial & Industrial	$648	$—	$1,494	$2,142	$216,887	$219,029	$—
Construction
1-4 family residential
construction	—	—	—	—	17,989	17,989	—
Commercial construction	66	395	3,621	4,082	114,884	118,966	—
Real estate
Commercial Mortgage
Owner occupied	4,567	364	4,417	9,348	241,426	250,774	—
Non-owner occupied	504	63	3,773	4,340	384,049	388,389	—
Residential Mortgage
Secured by 1-4 family
1st lien	1,905	266	5,940	8,111	217,656	225,767	—
Junior lien	264	—	2,251	2,515	125,735	128,250	—
Installment	—	—	11	11	74,810	74,821	—
Deferred loan fees
and related costs	—	—	—	—	(1,050)	(1,050)	—
Total	$7,954	$1,088	$21,507	$30,549	$1,392,386	$1,422,935	$—

Credit Quality

As a result of the deteriorating economy during “The Great Recession”, problem loans and non-performing loans rose and led to significant increases to the allowance for loan losses and related provision expense.  During the past several years, the Company had a significant reduction in problem loans and as the credit quality of the loan portfolio has improved the provision for loan losses has decreased significantly.

Management regularly reviews the loan portfolio to determine whether adjustments to the allowance are necessary. The review takes into consideration changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and review of current economic conditions that may affect the borrower’s ability to repay.  In addition to the review of credit quality through ongoing credit review processes, management performs a comprehensive allowance analysis at least quarterly.  This analysis includes specific allowances for individual loans; general allowance for loan pools that factor in our historical loan loss experience, loan portfolio growth and trends, and economic conditions; and unallocated qualitative allowances predicated upon both internal and external factors.

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

HAMPTON ROADS BANKSHARES, INC.

The following tables provide information on December 31, 2015 and 2014 about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator.

	2015
		Special Mention		Nonaccrual Loans
(in thousands)	Pass		Substandard		Total
Commercial & Industrial	$220,225	$7,407	$1,586	$4,101	$233,319
Construction
1-4 family residential
construction	23,364	—	—	—	23,364
Commercial construction	94,855	7,260	—	15,729	117,844
Real estate
Commercial Mortgage
Owner occupied	228,273	3,792	1,467	6,255	239,787
Non-owner occupied	396,970	7,632	8,436	3,070	416,108
Residential Mortgage
Secured by 1-4 family
1st lien	200,992	12,576	5,751	4,704	224,023
Junior lien	116,630	5,762	1,788	1,555	125,735
Installment	160,708	1,055	57	98	161,918
Deferred loan fees
and related costs	(596)	—	—	—	(596)
Total	$1,441,421	$45,484	$19,085	$35,512	$1,541,502

	2014
		Special Mention		Nonaccrual Loans
(in thousands)	Pass		Substandard		Total
Commercial & Industrial	$195,564	$14,455	$7,516	$1,494	$219,029
Construction
1-4 family residential
construction	17,623	366	—	—	17,989
Commercial construction	88,970	9,077	17,298	3,621	118,966
Real estate
Commercial Mortgage
Owner occupied	218,436	22,289	5,632	4,417	250,774
Non-owner occupied	369,745	9,778	5,093	3,773	388,389
Residential Mortgage
Secured by 1-4 family
1st lien	194,104	20,191	5,532	5,940	225,767
Junior lien	118,061	5,686	2,252	2,251	128,250
Installment	73,700	1,002	108	11	74,821
Deferred loan fees
and related costs	(1,050)	—	—	—	(1,050)
Total	$1,275,153	$82,844	$43,431	$21,507	$1,422,935

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

As of December 31, 2015 and 2014, loans classified as TDRs were $30.8 million and $28.4 million, respectively.  All of these were included in the impaired loan disclosure.  The following table shows the loans classified as TDRs by management at December 31, 2015 and 2014.

(in thousands except number of contracts)	December 31, 2015		December 31, 2014
		Recorded Investment		Recorded Investment
Troubled Debt Restructurings	Number of Contracts		Number of Contracts
Commercial & Industrial	2	$103	2	$153
Construction
1-4 family residential construction	—	—	—	—
Commercial construction	4	5,440	13	8,905
Real estate
Commercial Mortgage
Owner occupied	13	14,388	11	13,619
Non-owner occupied	6	5,339	1	264
Residential Mortgage
Secured by 1-4 family, 1st lien	10	4,396	10	4,156
Secured by 1-4 family, junior lien	5	1,087	7	1,292
Installment	—	—	1	4
Total	40	$30,753	45	$28,393

Of total TDRs, $28.9 million was accruing and $1.8 million was nonaccruing at December 31, 2015 and $25.0 million was accruing and $3.4 million was nonaccruing at December 31, 2014.  Loans that are on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers whether such loans may return to accrual status.  TDRs in nonaccrual status are returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan in accordance with the modified terms.  For the year ended December 31, 2015, $901 thousand of the accruing TDRs were transferred to nonaccrual status; $576 thousand of the nonaccrual TDRs were returned to accrual status during the year ended December 31, 2014.

The following table shows a rollforward of accruing and nonaccruing TDRs for the year ended December 31, 2015.

(in thousands)	Accruing	Nonaccruing	Total
Balance at December 31, 2014	$25,028	$3,365	$28,393
Charge-offs	—	(158)	(158)
Payments	(2,345)	(2,524)	(4,869)
New TDR designation	7,034	353	7,387
Release TDR designation	—	—	—
Transfer	(778)	778	—
Balance at December 31, 2015	$28,939	$1,814	$30,753

HAMPTON ROADS BANKSHARES, INC.

The allowance for loan losses allocated to TDRs was $1.6 million and $1.9 million at December 31, 2015 and 2014, respectively.  The total of TDRs charged off and the allocated portion of allowance for loan losses associated with TDRs charged off were $158 thousand and $135 thousand, respectively, during the year ended December 31, 2015 and $3.2 million and $2.9 million, respectively, during the year ended December 31, 2014.

At a minimum, TDRs are reported as such during the calendar year in which the restructuring or modification takes place.  In subsequent years, troubled debt restructured loans may be removed from this disclosure classification if the loan did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement.

The following table shows a summary of the primary reason and pre- and post-modification outstanding recorded investment for loan modifications that were classified as TDRs during the years ended December 31, 2015, 2014, and 2013.  These tables include modifications made to existing TDRs as well as new modifications that are considered TDRs for the periods presented.  TDRs made with a below market rate that also include a modification of loan structure are included under rate change.

	2015
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—	—	$—	$—
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Real estate
Commercial Mortgage
Owner occupied	2	391	391	1	353	353
Non-owner occupied	—	—	—	5	5,719	5,144
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	2	1,499	1,499
Secured by 1-4 family, junior lien	—	—	—	—	—	—
Installment	—	—	—	—	—	—
Total	2	$391	$391	8	$7,571	$6,996

HAMPTON ROADS BANKSHARES, INC.

	2014
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—	2	$165	$165
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	1	5,185	5,185
Real estate
Commercial Mortgage
Owner occupied	1	451	451	1	241	241
Non-owner occupied	—	—	—	—	—	—
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	4	311	311
Secured by 1-4 family, junior lien	—	—	—	4	867	867
Installment	—	—	—	—	—	—
Total	1	$451	$451	12	$6,769	$6,769

	2013
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	2	$223	$180	—	$—	$—
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	5	6,098	5,855
Real estate
Commercial Mortgage
Owner occupied	—	—	—	4	6,771	6,572
Non-owner occupied	1	2,010	1,992	—	—	—
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	4	2,130	1,813
Secured by 1-4 family, junior lien	—	—	—	5	369	360
Installment	—	—	—	1	4	4
Total	3	$2,233	$2,172	19	$15,372	$14,604

For the years ended December 31, 2015,  2014, and 2013, the Company had no loans modified as TDRs within the previous year and for which there was a payment default during the period.  The Company defines payment default as movement of the TDR to nonaccrual status.

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

HAMPTON ROADS BANKSHARES, INC.

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

The Company does not participate in any government or company sponsored TDR programs and holds no corresponding assets.  Rather, loans are individually modified in situations where the Company believes it will minimize the probability of losses to the Company.  Additionally, the Company had no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs at December 31, 2015, 2014, and 2013.

(7) Premises and Equipment and Lease Commitments

Premises and equipment, net declined $11.3 million or 17.7% from December 31, 2014, as the Company identified underutilized assets, and transferred them to other real estate owned and repossessed assets, net of valuation allowance, incurring a $4.3 million impairment of premises and equipment charge included in noninterest expense.

Premises and equipment at December 31, 2015 and 2014 are summarized as follows.

(in thousands)	2015	2014
Land	$16,392	$21,992
Buildings and improvements	45,018	49,452
Leasehold improvements	1,379	1,361
Equipment, furniture, and fixtures	16,229	21,462
Construction in progress	18	219
	79,036	94,486
Less accumulated depreciation and amortization	(26,791)	(30,967)
Premises and equipment, net	$52,245	$63,519

Depreciation and amortization of leasehold improvements expense for the years ended December 31, 2015, 2014, and 2013 was $3.2 million, $3.4 million, and $4.4 million, respectively.

The Company leases land and buildings upon which certain of its operating facilities and financial center facilities are located.  These leases expire at various dates through August 31, 2049.

Various facilities and equipment are leased under non-cancellable operating leases with initial remaining terms in excess of one year with options for renewal.  In addition to minimum rents, certain leases have escalation clauses and include provisions for additional payments to cover taxes, insurance, and maintenance.  The effects of the scheduled rent increases, which are included in the minimum lease payments, are recognized on a straight-line basis over the lease term.  Rental expense was $2.8 million for 2015 compared to $2.1 million for 2014 and $3.4 million for 2013.

Future minimum lease payments, by year and in the aggregate, under non-cancellable operating leases at December 31, 2015 were as follows.

(in thousands)	Amount
2016	$2,275
2017	2,242
2018	2,035
2019	1,956
2020	1,878
Thereafter	11,187
$21,573

The Company has entered into contracts as lessor for excess office space.  Future minimum lease payments receivable under non-cancellable leasing arrangements at December 31, 2015 were not material.

HAMPTON ROADS BANKSHARES, INC.

(8) Other Real Estate Owned and Repossessed Assets

The following table shows a rollforward of other real estate owned and repossessed assets for the year ended December 31, 2015.

(in thousands)	Amount
Balance at December 31, 2014	$21,721
Transfers in (via foreclosure)	4,532
Transfer in from premises and equipment, net	4,407
Sales	(13,111)
Gain on sales	123
Impairments	(5,263)
Balance at December 31, 2015	$12,409

Other real estate owned and repossessed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on these assets as of and for the years ended December 31, 2015, 2014, and 2013 is as follows.

(in thousands)	2015	2014	2013
Balance at beginning of year	$7,553	$12,776	$19,100
Impairments	5,263	2,405	3,914
Charge-offs	(2,941)	(7,628)	(10,238)
Balance at end of year	$9,875	$7,553	$12,776

 Expenses applicable to other real estate owned and repossessed assets for the years ended December 31, 2015, 2014, and 2013 include the following.

(in thousands)	2015	2014	2013
(Gains) losses on sale of other real estate owned	$(123)	$360	$(356)
Impairments	5,263	2,405	3,914
Operating expenses	1,117	1,330	1,906
Total	$6,257	$4,095	$5,464

HAMPTON ROADS BANKSHARES, INC.

(9) Deposits

Deposits are the primary source of funds for use in lending and general business purposes.  Our balance sheet growth is largely determined by the availability of deposits in our markets and the prospects of profitably utilizing the available deposits by increasing the loan or investment portfolios.  Total deposits at December 31, 2015 were $1.7 billion, an increase of $123.8 million or 7.8% from December 31, 2014.

The scheduled maturities of time deposits at December 31, 2015 and 2014 were as follows.

	2015		2014
	Time Deposits Less than $100	Time Deposits $100 or More	Time Deposits Less than $100	Time Deposits $100 or More
(in thousands)
Maturity of:
3 months or less	$47,188	$47,607	$45,072	$39,112
3 months - 6 months	80,000	57,418	55,263	42,553
6 months - 12 months	98,889	75,991	59,226	64,662
1 year - 2 years	63,783	56,582	120,247	86,229
2 years - 3 years	18,616	44,568	33,529	26,923
3 years - 4 years	27,196	21,903	12,471	22,199
4 years - 5 years	7,168	4,866	15,813	11,948
Over 5 years	191	392	1,173	720
	$343,031	$309,327	$342,794	$294,346

The Company continues to focus on core deposit growth as its primary source of funding. Core deposits are non-brokered and consist of noninterest-bearing demand accounts, interest-bearing checking accounts, money market accounts, savings accounts, and time deposits of less than $100 thousand. Core deposits totaled $1.3 billion or 79.0% of total deposits at December 31, 2015, compared to 78.3% of total deposits at December 31, 2014.
Total brokered deposits were $49.3 million and $49.9 million at December 31, 2015 and 2014, respectively.   Of these brokered funds $6.8 million and $7.3 million were interest-bearing demand deposits and the remaining $42.5 million and $42.6 million were time deposits at December 31, 2015 and 2014, respectively.

HAMPTON ROADS BANKSHARES, INC.

(10) Borrowings

As a member of the FHLB, the Company may borrow funds based on criteria established by the FHLB.  The FHLB may call these borrowings prior to maturity if the collateral balance falls below the borrowing level.  The borrowing arrangements with the FHLB could be either short- or long-term depending on our related costs and needs.
We use short-term and long-term borrowings from various sources including the FRB discount window, FHLB, and trust preferred securities.  We manage the level of our borrowings to ensure that we have adequate sources of liquidity.  At December 31, 2015 and 2014, we had advances from the FHLB totaling $25.0 million and $165.8 million, respectively. Interest is payable on a monthly basis until maturity. All FHLB borrowings at December 31, 2015 are overnight borrowings. The FHLB borrowings were collateralized with residential real estate loans, commercial real estate loans, and investment securities.
We also possess additional sources of liquidity through a variety of borrowing arrangements.  The Bank also maintains federal funds lines with two regional banking institutions and through the FRB Discount Window.  These available lines totaled approximately $87.8 million and $63.7 million at December 31, 2015 and 2014, respectively.  These lines were not utilized for borrowing purposes at December 31, 2015 or 2014.

Trust Preferred Securities

The Company has four placements of trust preferred securities.  The carrying and par amounts at December 31, 2015 are as follows:

	Carrying Amount	Par Amount	Interest Rate	Redeemable On or After	Mandatory Redemption
(in thousands except for interest rates)
Gateway Capital Statutory Trust I	$5,292	$8,248	LIBOR + 3.10%	September 17, 2008	September 17, 2033
Gateway Capital Statutory Trust II	4,325	7,217	LIBOR + 2.65%	July 17, 2009	June 17, 2034
Gateway Capital Statutory Trust III	7,551	15,464	LIBOR + 1.50%	May 30, 2011	May 30, 2036
Gateway Capital Statutory Trust IV	12,521	25,774	LIBOR + 1.55%	July 30, 2012	July 30, 2037
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
The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents.  The Company’s obligation under the guarantee is unsecured and subordinate to our senior and subordinated indebtedness.  The trust preferred securities are redeemable only at the Company's discretion, subject to regulatory approval. The aggregate carrying value of these debentures as of December 31, 2015 was $29.7 million.  The difference between the par amounts and the carrying amounts of the debentures is amortized using the interest method as an adjustment to interest expense each period.  Effective interest rates used by the Company as of December 31, 2015 were between 5.45% and 6.60%.

HAMPTON ROADS BANKSHARES, INC.

(11) The Amended TARP Warrant

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

The Amended TARP Warrant may be exercised at any time on or before September 30, 2020 by surrender of the Amended TARP Warrant and a completed notice of exercise attached as an annex to the Amended TARP Warrant and the payment of the exercise price for the shares of Common Stock for which the Amended TARP Warrant is being exercised.  The exercise price may be paid either by the withholding by the Company of such number of shares of Common Stock issuable upon exercise of the Amended TARP Warrant equal to the value of the aggregate exercise price of the Amended TARP Warrant determined by reference to the market price of our Common Stock on the trading day on which the Amended TARP Warrant is exercised or, if agreed to by us and the Amended TARP Warrant holder, by the payment of cash equal to the aggregate exercise price.  The Amended TARP Warrant and all rights under the Amended TARP Warrant are transferable and assignable.

HAMPTON ROADS BANKSHARES, INC.

(12) Financial Instruments with Off-Balance Sheet Risk

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

These instruments involve, to varying degrees, elements of credit risk which have not been recognized in the consolidated balance sheets. The contract amount of these instruments reflects the extent of the Company’s involvement or credit risk.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  Contractual amounts at December 31, 2015 and 2014 were as follows.

(in thousands)	2015	2014
Financial instruments whose contract amounts
represent credit risk:
Commitments to extend credit	$305,505	$239,346
Standby letters of credit	15,555	15,760
	$321,060	$255,106

HAMPTON ROADS BANKSHARES, INC.

(13) Retirement Plans

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

The Company made matching contributions of $838 thousand, $733 thousand, and $790 thousand for the years ended December 31, 2015, 2014, and 2013, respectively.  The Company made no discretionary contributions in 2015, 2014, or 2013.

Supplemental Executive Retirement Plans (“SERP”)

The Company has entered into SERPs with several key employees.  Under these agreements, two employees are eligible to receive an annual benefit payable in fifteen installments each equal to $50 thousand following the attainment of their plan retirement date.  A former employee is eligible to receive a one-time lump sum payment of $600 thousand.  The amount of the funded status is the accrued benefit cost included in other liabilities on the balance sheet which was $849 thousand and $796 thousand as of December 31, 2015, and 2014, respectively.

The Company recognizes expense each year related to the SERPs based on the present value of the benefits expected to be provided to the employees and any beneficiaries.  The Company did not make contributions to fund the supplemental retirement agreements in 2015, 2014, or 2013.  The plans are unfunded and there are no plan assets.  As of December 31, 2015, other than a lump sum payout of approximately $600,000 to a former employee expected to be paid out in 2016, there are no benefit payments expected to be paid over the next ten years.

Board of Directors Retirement Agreement

The Company has entered into retirement agreements with certain members of the Board of Directors.  Participants are eligible for compensation under the plan upon the sixth anniversary of the participant’s first board meeting.  Benefits are to be paid in monthly installments commencing at retirement and ending upon the death, disability, or mutual consent of both parties to the agreement.  Under the plan, the participants continue to serve the Company after retirement by performing certain duties as outlined in the plan document.  During 2015, 2014, and 2013, the Company expensed $39 thousand, $118 thousand, and $21 thousand, respectively, related to this plan.

HAMPTON ROADS BANKSHARES, INC.

(14) Share-Based Compensation Plans

On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan (the “Plan”), which succeeds the Company’s 2006 Stock Incentive Plan and provided for the grant of up to 2,750,000 shares of our Common Stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities.  On June 25, 2012, the Company’s shareholders approved an amendment to the Plan that increased the number of shares reserved for issuance under the Plan to 13,675,000 of which 3,783,797 remain to be granted as of December 31, 2015.

Stock Options

Outstanding stock options consist of grants made to the Company’s directors and employees under share-based compensation plans that have been approved by the Company’s shareholders.  All outstanding options issued prior to 2014 have original terms that range from five to ten years and are either, a) fully vested and exercisable at the date of grant or b) vest ratably over three to ten years. During 2014, there were 5,510,035 stock options granted to certain Company executive managers. The options granted during 2014 ratably vest over a four year period between 2015 and 2018, and expire in August 2021. A summary of the Company’s stock option activity and related information for the years ended December 31, 2015, 2014, and 2013 is as follows.

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Contractual Term in Years

Balance at December 31, 2013	24,183	392.44	—	0.00
Granted	5,510,035	1.62
Expired	(12,677)	436.48	—	—
Balance at December 31, 2014	5,521,541	2.33	344	6.67
Granted	—	—	—	—
Forfeited and canceled	(1,950,411)	1.61
Expired	(4,236)	357.23	—	—
Balance at December 31, 2015	3,566,894	$2.31	$760	5.68
Options exercisable at
December 31, 2015	1,384,633	$3.35	$302	5.67

The grant-date fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The weighted average assumptions for the 2014 grants are provided in the following table. There were no options granted in 2015. The expected dividend yield is zero based on the fact that we suspended dividend distributions in the third quarter of 2009. The expected volatility for options granted in 2014 was based on HMPR's historical stock price volatility. The expected life of the options granted in 2014 was calculated using the "simplified" method as prescribed by SAB 110. The risk-free rate for the expected term of the option awards is based on the U.S. Treasury yield curve at the date of grant.

Weighted-average valuation assumptions:	2014
Expected dividend yield	—%
Expected volatility	73.77%
Expected term (years)	4.75
Risk-free interest rate	1.56%
Grant-date fair value	$1.62

As of December 31, 2015, there was $1.9 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.83 years.

HAMPTON ROADS BANKSHARES, INC.

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

A summary of the Company’s unvested restricted stock unit activity and related information for the years ended December 31, 2015, 2014, and 2013 is as follows.

	Number of Unvested Awards	Weighted-Average Grant Date Fair Value

Balance at December 31, 2013	1,860,930	1.32
Granted	1,721,612	1.64
Vested	(672,782)	1.37
Forfeited and canceled	(787,199)	1.27
Balance at December 31, 2014	2,122,561	1.57
Granted	326,429	1.97
Vested	(1,007,354)	1.59
Forfeited and canceled	(487,602)	1.61
Balance at December 31, 2015	954,034	$1.66

At December 31, 2015, there were 1,962,601 of restricted stock units that were fully vested, of which 774,907 and 462,313 were settled in Common Stock of the Company during 2015 and 2014, respectively.

As of December 31, 2015, there was $1.2 million of total unrecognized compensation cost related to restricted stock units.  That cost is expected to be recognized over a weighted-average period of 1.43 years.  During the twelve months ended December 31, 2015, the Company had 1,007,354 restricted stock units vest at a weighted average price of $1.59 per share.

Compensation cost relating to share-based awards is accounted for in the consolidated financial statements based on the fair value of the share-based award.  Share-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013 was as follows.

(in thousands)	2015	2014	2013
Expense recognized:
Related to stock options	$1,067	$515	$24
Related to restricted stock units	1,071	1,015	1,056
Related tax benefit	(87)	—	—

HAMPTON ROADS BANKSHARES, INC.

(15) Business Segment Reporting

The Company has identified its operating segments by product and subsidiary bank.  The Company’s community bank subsidiary, BOHR, provides loan and deposit services through full-service branches and loan production offices located in Virginia, North Carolina, Delaware, and Maryland. In addition to its banking operations, the Company has two additional reportable segments:  Mortgage and Corporate. GBMI comprises our Mortgage segment and provides mortgage banking services such as originating and processing mortgage loans for sale to the secondary market.  Our Corporate segment includes the holding company, and immaterial passive operating results from inactive subsidiary units. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  Segment profit and loss is measured by net income prior to corporate overhead allocation.  Intersegment transactions are recorded at cost and eliminated as part of the consolidation process.  Because of the interrelationships between the segments, the information is not indicative of how the segments would perform if they operated as independent entities.

The following tables show certain financial information as of and for the years ended December 31, 2015, 2014, and 2013 for each segment and in total.

(in thousands)	Total	Elimination	BOHR	Mortgage	Corporate
Year Ended December 31, 2015
Net interest income (loss)	$61,615	$—	$62,495	$704	$(1,584)
Provision for loan losses	(600)	—	(626)	26	—
Net interest income (loss)
after provision for loan losses	61,015	—	61,869	730	(1,584)
Noninterest income	31,636	(335)	14,222	20,014	(2,265)
Noninterest expense	90,267	(335)	72,232	16,638	1,732
Income (loss) before provision
for income taxes (benefit)	2,384	—	3,859	4,106	(5,581)
Provision for income taxes (benefit)	(92,312)	—	(92,417)	103	2
Net income (loss)	94,696	—	96,276	4,003	(5,583)
Net income attributable to
non-controlling interest	1,741	—	—	1,741	—
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$92,955	$—	$96,276	$2,262	$(5,583)
Total assets at December 31, 2015	$2,065,940	$(103,437)	$2,086,367	$73,901	$9,109

(in thousands)	Total	Elimination	BOHR	Mortgage	Corporate
Year Ended December 31, 2014
Net interest income (loss)	$60,045	$—	$61,015	$517	$(1,487)
Provision for loan losses	(218)	—	(140)	(78)	—
Net interest income (loss)
after provision for loan losses	59,827	—	60,875	439	(1,487)
Noninterest income	26,793	(285)	15,958	11,542	(422)
Noninterest expense	76,814	(285)	61,812	11,020	4,267
Income (loss) before provision
for income taxes (benefit)	9,806	—	15,021	961	(6,176)
Provision for income taxes (benefit)	6	—	(8)	31	(17)
Net income (loss)	9,800	—	15,029	930	(6,159)
Net income attributable to
non-controlling interest	471	—	—	471	—
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$9,329	$—	$15,029	$459	$(6,159)
Total assets at December 31, 2014	$1,988,606	$(65,634)	$2,009,567	$34,644	$10,029

HAMPTON ROADS BANKSHARES, INC.

(in thousands)	Total	Elimination	BOHR	Mortgage	Corporate
Year Ended December 31, 2013
Net interest income (loss)	$63,501	$—	$64,637	$720	$(1,856)
Provision for loan losses	(1,000)	—	(1,000)	—	—
Net interest income (loss)
after provision for loan losses	62,501	—	63,637	720	(1,856)
Noninterest income	31,315	(229)	16,677	15,832	(965)
Noninterest expense	88,151	(229)	72,021	13,144	3,215
Income (loss) before provision
for income taxes (benefit)	5,665	—	8,293	3,408	(6,036)
Provision for income taxes (benefit)	(90)	—	(438)	344	4
Net income (loss)	5,755	—	8,731	3,064	(6,040)
Net income attributable to
non-controlling interest	1,679	—	—	1,679	—
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$4,076	$—	$8,731	$1,385	$(6,040)
Total assets at December 31, 2013	$1,950,272	$(71,828)	$1,966,875	$37,003	$18,222

HAMPTON ROADS BANKSHARES, INC.

(16) Derivative Instruments

Derivatives are a financial instrument whose value is based on one or more underlying assets.  The Company originated residential mortgage loans for sale into the secondary market on the best efforts basis.  In connection with the underwriting process, the Company enters into commitments to lock-in the interest rate of the loan with the borrower prior to funding (“interest rate lock commitments”).  Generally, such interest rate lock commitments are for periods less than 60 days.  These interest rate lock commitments are considered derivatives.  The Company manages its exposure to changes in fair value associated with these interest rate lock commitments by entering into simultaneous agreements to sell the residential loans to third party investors shortly after their origination and funding.  At December 31, 2015 and 2014, the Company had loans held for sale of $56.5 million and $22.1 million, respectively.
Under the contractual relationship in the best efforts method, the Company is obligated to sell the loans only if the loans close.  As a result of the terms of these contractual relationships, the Company is not exposed to changes in fair value nor will it realize gains related to its rate-lock commitments due to subsequent changes in interest rates.  At December 31, 2015 and 2014, the Company had rate-lock commitments to originate residential mortgage loans (unfunded par amount of loans) on a best efforts basis in the amounts of $50.6 million and $35.6 million, respectively. Additionally, to meet the needs of its commercial customers, the Company uses interest rate swaps to manage its interest rate risk.  Derivative contracts are executed between the Company and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program enabling the commercial loan customers to effectively exchange variable-rate interest payments under their existing obligations for fixed-rate interest payments.  For the period ended December 31, 2015 and 2014, the Company recorded gains totaling $204 thousand and $227 thousand, respectively, related to trading income on the interest rate swaps included in the back-to-back swap program that was included within other noninterest income on the Consolidated Statement of Operations.
Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company’s derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association (ISDA) master agreements which include right of setoff provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. Nonetheless, the Company does not generally offset financial instruments for financial reporting purposes. Information about financial instruments that are eligible for offset in the consolidated balance sheet as of December 31, 2015 and December 31, 2014 is presented in the following tables:

		Gross	Net Amounts	Gross Amounts
		Amounts	of Assets	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
(in thousands)	Assets	Sheets	Sheets	Instruments	Received	Amount
Derivative assets:
December 31, 2015	$1,219	$—	$1,219	$—	$—	$1,219
Interest rate swap agreements
December 31, 2014
Interest rate swap agreements	913	—	913	197	—	716

		Gross	Net Amounts	Gross Amounts
		Amounts	of Liabilities	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Sheets	Sheets	Instruments	Pledged	Amount
Derivative liabilities:
December 31, 2015	$1,219	$—	$1,219	$—	$1,219	$—
Interest rate swap agreements
December 31, 2014
Interest rate swap agreements	913	—	913	197	566	150

HAMPTON ROADS BANKSHARES, INC.

(17) Restrictions on Loans and Dividends from Subsidiaries

Regulatory agencies place certain restrictions on dividends paid and loans or advances made by the Bank to the Company.  The amount of dividends the Bank may pay to the Company, without prior approval, is limited to current year earnings plus retained net profits for the two preceding years.  Under these restrictions, at December 31, 2015, the Bank had no ability to pay dividends without prior approval.  Loans and advances from the Bank to the Company are limited based on regulatory capital.  As of December 31, 2015, there were no loans from the Bank to the Company.

HAMPTON ROADS BANKSHARES, INC.

(18) Regulatory Capital Requirements

The Company and the Bank are subject to regulatory capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments.  Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Bank must meet specific capital guidelines that involve quantitative and qualitative measures to ensure capital adequacy.  Common Equity Tier 1 capital and Tier 1 capital is comprised of shareholders’ equity, net of unrealized gains or losses on available for sale securities, less intangible assets, less deferred tax assets net of valuation allowance subject to certain limits, other adjustments, plus certain debt instruments. Total risk-based capital adds qualifying allowances for loan losses. As of December 31, 2015, the Company exceeded the regulatory capital minimums, and BOHR is considered “well capitalized” under the risk-based capital standards.
A summary of the Company’s and the Bank's required and actual capital components as of December 31, 2015 and 2014 is as follows.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Action Provisions

(in thousands except for ratios)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2015
Common Equity Tier 1 Capital:
Consolidated Company	$262,370	14.73%	$80,131	4.50%	N/A	N/A
Bank of Hampton Roads	254,169	14.47%	79,021	4.50%	114,142	6.50%

Tier 1 Capital:
Consolidated Company	$262,370	14.73%	$106,841	6.00%	N/A	N/A
Bank of Hampton Roads	254,169	14.47%	105,362	6.00%	140,482	8.00%

Total Risk-Based Capital:
Consolidated Company	$285,079	16.01%	$142,455	8.00%	N/A	N/A
Bank of Hampton Roads	276,612	15.75%	140,482	8.00%	175,603	10.00%

Leverage Ratio:
Consolidated Company	$262,370	13.46%	$77,961	4.00%	N/A	N/A
Bank of Hampton Roads	254,169	13.20%	76,992	4.00%	96,241	5.00%

As of December 31, 2014
Common Equity Tier 1 Capital:	N/A	N/A	N/A	N/A	N/A	N/A
Consolidated Company	N/A	N/A	N/A	N/A	N/A	N/A
Bank of Hampton Roads	N/A	N/A	N/A	N/A	N/A	N/A

Tier 1 Capital:
Consolidated Company	$221,533	13.90%	$63,759	4.00%	N/A	N/A
Bank of Hampton Roads	205,122	12.89%	63,669	4.00%	95,503	6.00%

Total Risk-Based Capital:
Consolidated Company	$241,546	15.15%	$127,518	8.00%	N/A	N/A
Bank of Hampton Roads	224,761	14.12%	127,339	8.00%	159,173	10.00%

Leverage Ratio:
Consolidated Company	$221,533	11.08%	$79,991	4.00%	N/A	N/A
Bank of Hampton Roads	205,122	10.25%	80,022	4.00%	100,028	5.00%

During 2015, the Company's bank subsidiaries, Bank of Hampton Roads and Shore Bank, were merged. For comparability, the 2014 capital data for the two separate banks was combined and shown as Bank of Hampton Roads.

HAMPTON ROADS BANKSHARES, INC.

(19) Fair Value Measurements

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

Recurring Basis

The Company measures or monitors certain of its assets on a fair value basis.  Fair value is used on a recurring basis for those assets and liabilities for which an election was made as well as for certain assets and liabilities in which fair value is the primary basis of accounting.  The following tables reflect the fair value of assets measured and recognized at fair value on a recurring basis in the consolidated balance sheets at December 31, 2015 and 2014.

(in thousands)	December 31, 2015	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Investment securities available for sale
U.S. agency securities	$13,072	$—	$13,072	$—
Corporate bonds	11,190	—	11,190	—
Mortgage-backed securities -
Agency	149,199	—	149,199	—
Asset-backed securities	23,292	—	23,292	—
Equity securities	1,421	1,322	—	99
Total investment securities
available for sale	198,174	1,322	196,753	99
Derivative loan commitments
Interest rate lock commitments	1,020	—	—	1,020
Total derivative loan commitments	1,020	—	—	1,020
Interest rate swaps	1,219	—	1,219	—
Total assets	$200,413	$1,322	$197,972	$1,119

Liabilities
Interest rate swaps	$1,219	$—	$1,219	$—
Total liabilities	$1,219	$—	$1,219	$—

HAMPTON ROADS BANKSHARES, INC.

(in thousands)	December 31, 2014	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Investment securities available for sale
U.S. agency securities	$17,653	$—	$17,653	$—
Corporate bonds	14,560	—	14,560	—
Mortgage-backed securities -
Agency	215,428	—	215,428	—
Asset-backed securities	53,197	—	53,197	—
Equity securities	1,383	1,103	—	280
Total investment securities
available for sale	302,221	1,103	300,838	280
Derivative loan commitments
Interest rate lock commitments	472	—	—	472
Total derivative loan commitments	472	—	—	472
Interest rate swaps	913	—	913	—
Total assets	$303,606	$1,103	$301,751	$752

Liabilities
Interest rate swaps	$913	$—	$913	$—
Total liabilities	$913	$—	$913	$—

The following table shows a rollforward of recurring fair value measurements categorized with Level 3 of the fair value hierarchy for the years ended December 31, 2015 and 2014.

	Activity in Level 3 Fair Value Measurements Year Ended December 31, 2015		Activity in Level 3 Fair Value Measurements Year Ended December 31, 2014

(in thousands)
	Investment Securities Available for Sale	Derivative Loan Commitments	Investment Securities Available for Sale	Derivative Loan Commitments

Description
Beginning of period balance	$280	$472	$289	$844
Unrealized gains included in:
Earnings	—	—	—	—
Other comprehensive income	—	—	(9)	—
Purchases	—	—	—	—
Sales	—	—	—	—
Reclassification from level 3 to level 1	(181)	—	—	—
Issuances	—	799	—	—
Settlements	—	(251)	—	(372)
End of period balance	$99	$1,020	$280	$472

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

HAMPTON ROADS BANKSHARES, INC.

third party quoted prices in markets that are not active.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Derivative Loan Commitments.  The Company originates mortgage loans for sale into the secondary market on the best efforts basis.  Under the best efforts basis, the Company enters into commitments to originate mortgage loans whereby the interest rate is fixed prior to funding.  These commitments, in which the Company intends to sell in the secondary market, are considered freestanding derivatives.  The fair values of interest rate lock commitments, which are related to mortgage loan commitments and are categorized as Level 3, are based on quoted prices adjusted for commitments that the Company does not expect to fund.

Interest Rate Swaps.  The Company uses observable inputs to determine fair value of its interest rate swaps.  The valuation of these instruments is determined using widely accepted valuation techniques that are based on discounted cash flow analysis using the expected cash flows of each derivative over the contractual terms of the derivatives, including the period to maturity and market-based interest rate curves.  As of and for the year ended December 31, 2015, the fair values of the interest rate swaps were determined using a market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.  The variable cash payments were based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  Accordingly, the Company categorizes these financial instruments within Level 2 of the fair value hierarchy.

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

The following tables reflect the fair value of assets measured and recognized at fair value on a nonrecurring basis in the consolidated balance sheets at December 31, 2015 and 2014.

	Assets Measured at Fair Value	Fair Value Measurements at December 31, 2015 Using

(in thousands)		Level 1	Level 2	Level 3
Impaired loans	$55,279	$—	$—	$55,279
Other real estate owned
and repossessed assets	12,409	—	—	12,409

HAMPTON ROADS BANKSHARES, INC.

	Assets Measured at Fair Value	Fair Value Measurements at
		December 31, 2014 Using
(in thousands)		Level 1	Level 2	Level 3
Impaired loans	$40,107	$—	$—	$40,107
Other real estate owned
and repossessed assets	21,721	—	—	21,721

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

Underutilized Assets.  During 2015, the Company identified a number of underutilized assets that were transferred to other real estate owned and repossessed assets. The related carrying amounts of these underutilized assets were reduced to their fair value and the Company recorded an impairment totaling $4.3 million during the quarter ended December 31, 2015.  Management estimated the fair value of the assets by utilizing various market-based valuation techniques, including estimates from unrelated brokers, existing purchase offers from unrelated parties, and appraisals available as of the measurement date.  Approximately $4.4 million of assets were transferred into other real estate owned in accordance with relevant accounting guidance and are measured at fair value on a nonrecurring basis.

Significant Unobservable Inputs

The following table presents the significant unobservable inputs used to value the Company’s material Level 3 assets; these factors represent the significant unobservable inputs that were used in measurement of fair value.

	Fair Value at December 31, 2015	Significant Unobservable Inputs by Valuation technique	Significant Unobservable Inputs as of December 31, 2015
(in thousands except for percentages)

Type
Derivative loan commitments	$1,020	Pull through rate	85%
		Percentage of loans that will
		ultimately close
Impaired loans	55,279	Appraised value	11%
		Average discounts to reflect current
		market conditions, ultimate collectability,
		and estimated costs to sell
Other real estate owned	12,409	Appraised value	10%
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

HAMPTON ROADS BANKSHARES, INC.

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
(j)    Commitments to Extend Credit and Standby Letters of Credit
The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments.  These deferred fees are not deemed significant at December 31, 2015 and 2014, and as such, the related fair values have not been estimated.

HAMPTON ROADS BANKSHARES, INC.

The following table presents the carrying amounts and fair values of those financial instruments that are not recorded at fair value, or have carrying amounts that approximate fair value, at December 31, 2015 and 2014.

	2015
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
(in thousands)			Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,518,318	$1,525,606	$—	$—	$1,525,606
Financial Liabilities:
Deposits	1,705,145	1,678,886	—	1,678,886	—
FHLB borrowings	25,000	25,000	—	25,000	—
Other borrowings	29,689	56,703	—	56,703	—

	2014
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
(in thousands)			Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,395,885	$1,406,608	$—	$—	$1,406,608
Financial Liabilities:
Deposits	1,581,348	1,565,278	—	1,565,278	—
FHLB borrowings	165,847	165,963	—	165,963	—
Other borrowings	29,224	56,703	—	56,703	—
(1)Carrying amount and fair value includes impaired loans.  Carrying amount is net of the allowance for loan losses.

HAMPTON ROADS BANKSHARES, INC.

(20) Income Taxes

Open Tax Years
The Company files federal income tax returns in the United States and in the states of Virginia, Delaware, Maryland, North Carolina, Louisiana, and Florida.  The Company is no longer subject to United States federal and state income tax examinations by tax authorities for years prior to 2010, except for the 2009 North Carolina state income tax return which included NOLs that are yet to be utilized. Additionally, NOLs that were generated in 2010 and later years have not been utilized and cause those to be considered open years from a tax examination perspective.
Correction of Immaterial Error
During the second quarter of 2015, we corrected an immaterial error in footnote (21) Income Taxes as reported in the 2014 Form 10-K. We determined that the gross deferred tax assets, the gross deferred tax liabilities, and the related valuation allowance were overstated by $13.8 million, $48 thousand, and $13.7 million, respectively, as of December 31, 2014. The Company maintained a full valuation allowance on its net deferred tax assets at December 31, 2014, therefore there was no impact to the consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of changes in shareholders' equity, or consolidated statements of cash flows, as presented in the 2014 Form 10-K. The error was not considered material in relation to the consolidated financial statements at December 31, 2014.
Provision for Income Taxes
The current and deferred components of income tax expense for the years ended December 31, 2015, 2014, and 2013 were as follows.

(in thousands)	2015	2014		2013
Current	$147	$6		$(90)
Deferred	2,652	5,620	(a)	567	(a)
Deferred tax asset valuation allowance	(95,111)	(5,620)	(a)	(567)	(a)
Income tax expense (benefit)	$(92,312)	$6		$(90)
(a) Denotes amounts changed from reported amounts in the 2014 Form 10-K, footnote (21) Income Taxes.
The Company recognizes interest and penalties related to unrecognized tax benefits as part of the tax provision.  The Company recognized minimal amounts in penalties and fees for the years ended December 31, 2015, 2014, and 2013.  The Company has no uncertain tax positions at December 31, 2015. The provisions for income taxes for the years ended December 31, 2015, 2014, and 2013 differ from the amount computed by applying the statutory federal income tax rate to income before taxes due to the following.

(in thousands)	2015	2014		2013
Federal income tax expense (benefit),
at statutory rate	$834	$3,432		$1,983
Change resulting from:
Change in statutory rates	2,653	—		—
Loss of deferred tax assets due to Section 382 limitation	756	1,413	(a)	653	(a)
State income tax, net of federal benefit	95	4		(59)
Minority Interest	(609)	(165)		(588)
Valuation allowance of deferred tax assets	(95,111)	(5,620)	(a)	(567)	(a)
Officers' life insurance	(470)	(1,374)		(1,151)
True-up of deferred tax assets and liabilities	(314)	2,128		(603)
Return to provision adjustments	(117)	36		178
Other	(29)	152		64
Income tax expense (benefit)	$(92,312)	$6		$(90)
(a) Denotes amounts changed from reported amounts in the 2014 Form 10-K, footnote (21) Income Taxes.

Deferred Income Tax Assets and Liabilities

HAMPTON ROADS BANKSHARES, INC.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows.

(in thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$38,137	$44,935	(a)
Federal net operating loss carryforward	103,578	100,428	(a)
State net operating loss carryforward	4,431	5,895	(a)
AMT carryforward	502	502
Impairment of other real estate owned, securities and other assets	10,812	7,845	(a)
Nonaccrual loan interest	6,024	6,282	(a)
Accrued expenses	1,232	1,761
Nonqualified deferred compensation	2,546	1,316
Other	160	—
Total deferred tax assets
before valuation allowance	167,422	168,964	(a)
Valuation allowance	(60,695)	(155,018)	(a)
Total deferred tax assets	106,727	13,946	(a)
Deferred tax liabilities:
Prepaid expenses	631	648	(a)
Deferred loan costs	1,040	936
Fair value adjustment to net assets
acquired in business combinations	10,255	10,143	(a)
Unrealized gain on securities
available for sale	318	789
Depreciation	2,302	1,390	(a)
Other	39	40
Total deferred tax liabilities	14,585	13,946	(a)
Net deferred tax asset	$92,142	$—
(a) Denotes amounts changed from reported amounts in the 2014 Form 10-K, footnote (21) Income Taxes.

At December 31, 2015, the Company had net operating loss carryforwards of $295.9 million, that are factored into the federal net operating loss carryforward deferred tax asset, and which are available to offset future federal and state taxable income, if any, through 2036, however due to the 20-year carryforward period limitation, they will start to expire in 2029.  In addition, the Company has alternative minimum tax (“AMT”) credit carryforwards of $502 thousand, which are available to reduce federal regular income taxes, if any, over an indefinite period.

In addition to a net operating loss and AMT carryforwards, our net deferred tax asset consisted primarily of three asset components offset by one liability component:  (1) At December 31, 2015, the timing difference related to the allowance for loan losses was $105.3 million, resulting in a deferred tax asset of $38.1 million.  (2) The timing difference related to impairment of other real estate owned, securities, and other assets was $29.9 million, resulting in a deferred tax asset of $10.8 million.  (3) Interest income related to non-performing loans (referred to as “lost interest”) is recognized as taxable income for tax purposes, but is not recorded as income for book purposes.  Lost interest was $16.6 million at December 31, 2015, resulting in a deferred tax asset of $6.0 million.  The aggregate deferred tax effect of all purchase accounting entries related to the acquisitions of GFH and Shore Financial Corporation resulted in a net deferred tax liability of $10.3 million at December 31, 2015.

Valuation Allowance

HAMPTON ROADS BANKSHARES, INC.

A valuation allowance related to all components of net deferred tax assets was established in 2009 and adjusted, as necessary, each reporting period.  The valuation allowance was established based upon a determination that it was not more likely than not that the deferred tax assets would be fully realized primarily as a result of the significant operating losses experienced by the Company during year-end 2009 and thereafter.  Accounting Standards Codification (“ASC”) 740-10-30-18 states that four possible sources of taxable income may be available under the tax law to realize a tax benefit for deductible temporary differences. In accordance with ASC 740-10-30-17, management evaluated all available evidence, both positive and negative, assessing the objectivity of the evidence and giving more weight to that evidence which is more objective than evidence which is subjective. Positive and negative evidence refers to factors affecting the predictability of one or more of the four sources of taxable income. The four sources of taxable income include:

•	Taxable income in prior carryback years;

•	Future reversals of existing taxable temporary differences;

•	Tax planning strategies; and

•	Future taxable income exclusive of reversing temporary differences and carryforwards.
Net operating losses incurred in years prior to 2015 have been carried back to the fullest extent of the law; therefore, no additional carryback claims are available to the Company. ASC 740-10-30-18 states that if a company has future taxable temporary differences greater than its deductible temporary differences and NOL carryforwards, there is no need to consider other sources of taxable income in concluding that a valuation allowance is not necessary. In analyzing the need for a valuation allowance, the Company projected and scheduled the reversals of temporary differences, including utilization of our NOL carryforwards, as of December 31, 2015. Even though the Company has future taxable temporary differences, the timing and amount of these is insufficient to offset future deductible temporary differences and NOL carryforwards. The Company has not considered any qualified tax planning strategies as a source of taxable income.
The positive evidence at December 31, 2015 identified by the Company included the fact that it has been in a positive cumulative pre-tax income position for the previous three years; the Company expects to generate taxable income in future years, sufficient to absorb a portion of net deferred tax assets; and a significant portion of the deferred tax assets relates to federal net operating losses of $295.9 million, which under current law can be carried forward 20 years.
Management's estimate of future taxable income is based on internal projections which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which, while inherently subject to judgment, management believes to be reasonable. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of the Company’s net deferred tax assets. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on the Company’s financial condition and results of operations.
Based on our projections, the Company does not believe it will have sufficient future income to absorb all NOL’s totaling $108.0 million, net, resulting in a valuation allowance of $60.7 million as of December 31, 2015, and $47.3 million of NOL’s that are more likely than not expected to be realized. Based on the projections performed, portions of the federal and state NOLs generated in 2012, 2013, and 2014 will expire without being fully utilized in 2032, 2033, and 2034, respectively. In addition, the NOL generated in the state of Virginia is expected to expire without being full utilized. At December 31, 2015, the remaining $44.8 million of existing net deferred tax assets are not related to net operating losses and therefore have no expiration date, and are expected to be fully utilized. The table below summarizes Federal and State NOL carryforwards as of December 31, 2015:

(in thousands)
Type of NOL	Expiration Dates	NOL Balance in DTA	Valuation Allowance	Net DTA for NOLs
Federal	2029 - 2035	$103,578	$(57,858)	$45,720
State	2029 - 2035	4,431	(2,837)	1,594
Total		$108,009	$(60,695)	$47,314

Based upon the Company's projections for future taxable income over the periods in which the deferred tax assets are deductible, the Company believes it is more likely than not that as of December 31, 2015, a portion of the Company's existing deductible temporary differences, $92.1 million, will reverse during periods in which the Company generates net taxable income.

HAMPTON ROADS BANKSHARES, INC.

(21) Condensed Parent Company Only Financial Statements

The condensed financial position as of December 31, 2015 and 2014 and the condensed results of operations and cash flows for each of the years in the three-year period ended December 31, 2015 of Hampton Roads Bankshares, Inc., parent company only, are presented below.
Condensed Balance Sheets

(in thousands)	2015	2014
Assets:
Cash on deposit with subsidiaries	$14,385	$15,887
Equity securities available for sale	1,421	1,383
Investment in subsidiaries	312,548	217,931
Other assets	1,545	2,348
Total assets	$329,899	$237,549
Liabilities:
Borrowings	$29,689	$29,224
Deferred tax liability	9,779	10,217
Other liabilities	323	1,111
Total liabilities	39,791	40,552
Shareholders' equity:
Common stock	1,711	1,706
Capital surplus	590,417	588,692
Retained deficit	(302,580)	(395,535)
Accumulated other comprehensive income, net of tax	560	2,134
Total shareholders' equity	290,108	196,997
Total liabilities and shareholders' equity	$329,899	$237,549

Condensed Statements of Operations

(in thousands)	2015	2014	2013
Income:
Interest income	$131	$19	$6
Gain on sale of investment
securities available for sale	—	—	33
Other income	41	205	403
Total income	172	224	442
Expenses:
Interest expense	1,715	1,506	1,861
Other expense	1,732	4,265	3,214
Total expense	3,447	5,771	5,075
Loss before income taxes and equity in
undistributed earnings (loss) of subsidiaries	(3,275)	(5,547)	(4,633)
Income tax expense (benefit)	—	—	—
Equity in undistributed earnings (loss) of subsidiaries	96,230	14,876	8,709
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$92,955	$9,329	$4,076

HAMPTON ROADS BANKSHARES, INC.

Condensed Statements of Cash Flows

(in thousands)	2015	2014	2013
Operating Activities:
Net income (loss)	$92,955	$9,329	$4,076
Adjustments:
Equity in undistributed (earnings) loss of subsidiaries	(96,230)	(14,876)	(8,709)
Amortization of intangibles	465	241	490
Share-based compensation expense	1,725	1,530	1,080
Change in other assets	366	(118)	5,850
Change in other liabilities	(788)	(4,510)	1,112
Net cash provided by
(used in) operating activities	(1,507)	(8,404)	3,899
Investing Activities:
Investment in subsidiaries	—	—	—
Purchase of investment securities	—	(830)	—
Net cash used in investing activities	—	(830)	—
Financing Activities:
Net issuance (repurchase) of common stock in the settlement of restricted stock units	5	(259)	—
Common stock surrendered	—	—	(3)
Net cash provided by (used in) financing activities	5	(259)	(3)
Increase (decrease) in cash and cash equivalents	(1,502)	(9,493)	3,896
Cash and cash equivalents at beginning of year	15,887	25,380	21,484
Cash and cash equivalents at end of year	$14,385	$15,887	$25,380

HAMPTON ROADS BANKSHARES, INC.

(22) Related Party Transactions

Loans are made to the Company’s executive officers, directors, and principal shareholders, as well as to entities controlled by any of the foregoing, during the ordinary course of business.  In management’s opinion, these loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with other persons and do not involve more than normal risk of collectability or present other unfavorable features.  At December 31, 2015 and 2014, loans to executive officers, directors, and principal shareholders of the Company, as well as to entities controlled by any of the foregoing, amounted to $18.0 million and $31.3 million, respectively.  During 2015, additional loans made to related parties amounted to $3.5 million. Due to changes in the members of the Board of Directors in 2015, related party loans declined by $16.8 million in 2015.

Deposits are taken from the Company’s executive officers, directors, and principal shareholders, as well as to entities controlled by any of the foregoing, during the ordinary course of business.  In management’s opinion, these deposits are taken on substantially the same terms, including interest rates, as those prevailing at the time for comparable deposits from other persons.  At December 31, 2015 and 2014, deposits from executive officers, directors, and principal shareholders of the Company, as well as to entities controlled by any of the foregoing, amounted to $41.3 million and $36.6 million, respectively.

The Company leases from a Bank director the land on which one of its Eastern Shore branches is located for monthly payments of $2,280.  The terms of this lease were renewed for two years commencing June 5, 2014 and will expire June 5, 2016.  At that time, there is an option to renew the lease for another five-year term.

HAMPTON ROADS BANKSHARES, INC.

(23) Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for the years ended December 31, 2015, 2014, and 2013 is as follows.

	2015
(in thousands)	Fourth	Third	Second	First
Interest income	$18,781	$18,759	$19,048	$17,960
Interest expense	3,187	3,169	3,308	3,269
Net interest income	15,594	15,590	15,740	14,691
Provision for loan losses	—	—	—	600
Noninterest income	7,259	8,641	8,411	7,325
Noninterest expense	26,522	23,376	20,862	19,507
Income before provision
for income taxes	(3,669)	855	3,289	1,909
Provision for income taxes	(92,438)	51	35	40
Net income	88,769	804	3,254	1,869
Net income attributable to
non-controlling interest	178	501	528	534
Net income attributable
to Hampton Roads Bankshares, Inc.	$88,591	$303	$2,726	$1,335
Basic and diluted
income per share	$0.52	$—	$0.02	$0.01

	2014
(in thousands)	Fourth	Third	Second	First
Interest income	$18,108	$18,343	$17,934	$17,958
Interest expense	3,227	3,171	2,897	3,003
Net interest income	14,881	15,172	15,037	14,955
Provision for loan losses	102	16	—	100
Noninterest income	6,188	6,469	6,706	7,430
Noninterest expense	19,788	19,484	18,897	18,645
Income before provision
for income taxes	1,179	2,141	2,846	3,640
Provision for income taxes	7	(45)	37	7
Net income	1,172	2,186	2,809	3,633
Net income attributable to
non-controlling interest	174	190	333	(226)
Net income attributable
to Hampton Roads Bankshares, Inc.	$998	$1,996	$2,476	$3,859
Basic and diluted
income per share	$0.01	$0.01	$0.01	$0.02

HAMPTON ROADS BANKSHARES, INC.

	2013
(in thousands)	Fourth	Third	Second	First
Interest income	$18,760	$19,024	$19,589	$19,530
Interest expense	3,084	3,224	3,494	3,600
Net interest income	15,676	15,800	16,095	15,930
Provision for loan losses	—	—	1,000	—
Noninterest income	5,770	8,037	8,351	9,157
Noninterest expense	21,105	20,925	22,960	23,161
Income before provision
for income taxes	341	2,912	486	1,926
Provision for income taxes	(247)	22	135	—
Net income	588	2,890	351	1,926
Net income attributable to
non-controlling interest	37	86	262	1,294
Net income attributable
to Hampton Roads Bankshares, Inc.	$551	$2,804	$89	$632
Basic and diluted
income per share	$0.01	$0.02	$—	$—

HAMPTON ROADS BANKSHARES, INC.

(24) Contingencies

In the ordinary course of operations, the Company may become a party to legal proceedings.  Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

HAMPTON ROADS BANKSHARES, INC.

(25) Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date these consolidated financial statements were issued.

Xenith Merger
On February 10, 2016, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Xenith Bankshares, Inc. (“Xenith”), a Virginia corporation, the holding company for Xenith Bank. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Xenith will merge with and into the Company (the “Merger”), with the Company as the surviving corporation in the Merger. Under the terms of the agreement, Xenith shareholders will receive 4.4 shares of Company common stock for each share of Xenith common stock. Based on the closing price of the Company’s common stock on February 10, 2016, the transaction was valued at approximately $107.2 million. Upon closing, the Company's shareholders and Xenith shareholders will own approximately 74% and 26%, respectively, of the stock in the combined company. The transaction is expected to close in the third quarter of 2016.

Immediately following the Merger, Xenith’s wholly owned subsidiary, Xenith Bank, a Virginia banking corporation, will merge with and into BOHR, pursuant to a separate merger agreement and related plan of merger in form and substance customary for similar Virginia bank mergers (the “Bank Merger”), with BOHR as the surviving entity in the Bank Merger.

Pursuant to the Merger Agreement, subject to the prior approval of the Company's shareholders, the Company will amend its Amended and Restated Articles of Incorporation to change its name to “Xenith Bankshares, Inc.” and will make conforming amendments to its bylaws. Immediately upon consummation of the Bank Merger, the Company, as the surviving corporation in the Merger and the sole shareholder of the surviving entity in the Bank Merger, will change the name of such surviving entity of the Bank Merger to “Xenith Bank.” The surviving corporation’s headquarters will be Xenith’s current headquarters in Richmond, Virginia.
The Merger Agreement provides that the Board of Directors of the surviving corporation (the “Surviving Corporation Board”) will consist of 13 members, eight of whom will be designated by the Company, and five of whom will be designated by Xenith, each of whom will be mutually agreeable to the Company and Xenith. In addition, the Chairman of the Surviving Corporation Board will be chosen from the directors designated by the Company, and each committee of the Surviving Corporation Board will include at least one director designated by Xenith.
The completion of the Merger is subject to customary conditions, including (1) approval of the Plan of Merger by Xenith's shareholders and by the Company's shareholders, (2) authorization for listing on the NASDAQ of the shares of HMPR Common Stock to be issued in the Merger, (3) the receipt of required regulatory approvals, including the approval of the Federal Reserve and the Bureau of Financial Institutions, including with respect to a contemplated distribution of cash to the surviving corporation from Bank of Hampton Roads and Xenith Bank immediately prior to closing of the Merger, (4) effectiveness of the registration statement on Form S-4 for the HMPR Common Stock to be issued in the Merger, (5) the absence of any order, injunction or other legal restraint preventing the completion of the Merger or making the completion of the Merger illegal and (6) the receipt of an accountant’s opinion to the effect that an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), has not occurred with respect to the Company in the three years prior to and including closing of the Merger. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (1) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (2) performance in all material respects by the other party of its obligations under the Merger Agreement, (3) receipt by such party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code and (4) the other party’s adjusted shareholders’ equity meeting certain minimum thresholds. The Merger Agreement provides certain termination rights for both the Company and Xenith and further provides that a termination fee of $4,000,000 will be payable by either the Company or Xenith, as applicable, upon termination of the Merger Agreement under certain circumstances.
The Merger Agreement was unanimously approved and adopted by the Board of Directors of each of the Company and Xenith.

Hampton Roads Bankshares, Inc., et al. v. Scott C. Harvard
On January 14, 2016, in the case of Hampton Roads Bankshares, Inc., et al. v. Scott C. Harvard (docket number: 150323), the Supreme Court of Virginia reversed and vacated the award of damages in favor of Harvard, in the matter of Scott C. Harvard v. Shore Bank et al (CL13-4525-00), the Circuit Court for the City of Norfolk, Virginia.

HAMPTON ROADS BANKSHARES, INC.

HAMPTON ROADS BANKSHARES, INC.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

HAMPTON ROADS BANKSHARES, INC.

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

Evaluation of Disclosure Controls and Procedures.  The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that material information is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).  Based on this assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

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

Changes in Internal Control over Financial Reporting.  No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

HAMPTON ROADS BANKSHARES, INC.

ITEM 9B – OTHER INFORMATION

None.

HAMPTON ROADS BANKSHARES, INC.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS
The following sets forth the names, ages, business experience, and other directorships held during the past five years for each of the Company's directors, along with their respective terms of office. It also includes the experiences, attributes, and skills that led to the conclusion that each of the Company's directors should serve as a director.
James F. Burr, 50, Director since 2013, Term Expires in 2016
Mr. Burr has been a managing director in the Global Financial Services Group of The Carlyle Group (“Carlyle”) since July 2008. Mr. Burr was designated to the Company’s Board of Directors by an affiliate of Carlyle pursuant to the terms of the Investment Agreement between the Company and Carlyle and is being nominated to continue as a director in accordance with the requirements of that Investment Agreement. He currently serves on the Company's Risk Oversight board committee. From 2006 to 2008, Mr. Burr served as Corporate Treasurer of Wachovia Bank, where he was responsible for activities relating to funding, investing, risk transference, balance sheet management, liquidity, and capital usage. Previously Mr. Burr had served in various other roles, including Assistant Treasurer, Controller of the Corporate and Investment Bank, Product Controller of Treasury/Balance Sheet Management and Structured Products, and Management Analyst, at Wachovia since he began there in 1992. Mr. Burr began his career at Ernst & Young, where he was a CPA focused on banking and computer audit issues. Mr. Burr formerly served on the Board of Directors of Central Pacific Financial Corp. Mr. Burr has more than 20 years of banking and accounting experience, which gives him unique insight into the various regulatory and financial issues facing banking organizations. His experiences at Carlyle and Wachovia have earned him a respected reputation in the banking industry and the Company believes he is an invaluable asset to the Company’s Board.
Patrick E. Corbin, 62, Director since 2009, Term Expires in 2016
Mr. Corbin is the Managing Shareholder of Corbin & Company, P.C. He has been a Certified Public Accountant since 1979. He currently serves as Committee Chairman of the Company's Audit board committee and also serves on the Compensation board committee. He is a member of professional organizations including the American Institute of Certified Public Accountants, the Virginia Society of Certified Public Accountants, and the Tidewater Chapter of the Virginia Society of Certified Public Accountants, and has served as an adjunct member of the City of Chesapeake, Virginia audit committee since 2010, and is qualified as an expert witness in business valuations and accounting matters in a number of jurisdictions in Virginia, Maryland, and Texas. He was designated as “Super CPA” by Virginia Business magazine in the fields of litigation support and business valuation for the years 2002-2013. Mr. Corbin brings significant experience to the Board in the fields of accounting and small business.
Henry P. Custis, Jr., 70, Director since 2008, Term Expires in 2016
Mr. Custis currently serves as Chairman Emeritus of the Company’s Board of Directors, a position he has held since May 2013. From 2010 until May 2013, Mr. Custis served as Chairman of the Company’s Board of Directors. He currently serves as Committee Chairman of the Company's Corporate Governance board committee and also serves on the Compensation board committee. Mr. Custis is a Partner at Custis, Dix, Lewis and Custis, a law firm in Accomac, Virginia. He has practiced law since 1970. He was Chairman of the Board of Shore Bank from 1997 until its merger with the Company on June 1, 2008. He has served on bank boards for over 40 years, and has been an investor for over 35 years. Mr. Custis’ familiarity with the Company, and his extensive experience in bank governance, make him highly qualified to serve on the Company’s Board of Directors.
Robert B. Goldstein, 75, Director since 2010, Term Expires in 2016
Mr. Goldstein is a Founding Principal in CapGen Capital Advisers LLC (“CapGen”), a private equity fund that invests in banks and financial service companies. Mr. Goldstein was designated to the Company’s Board by an affiliate of CapGen pursuant to the terms of the Investment Agreement between the Company and CapGen and has been nominated as a director in accordance with the requirements of that Investment Agreement. He currently serves on the Company's Corporate Governance, Compensation, and Risk Oversight board committees. His experience includes many years in commercial banks, savings and loan associations, and

HAMPTON ROADS BANKSHARES, INC.

other financial institutions. Over the years, he has been CEO of numerous banks and thrift banks, ranging in size from small to large cap and located in various geographic areas, and on the boards of directors as both a management member as well as serving as an independent director. In addition to his role as a Founding Principal of CapGen, Mr. Goldstein serves on the board of Jacksonville Bancorp, Jacksonville, FL. Additionally, he is a member of the Executive Network of Glencoe Capital LLC, Chicago, IL. Mr. Goldstein draws from a team of highly experienced bankers who bring skills in diverse areas such as risk management, asset quality administration, audit, finance, and marketing. Mr. Goldstein's many years of experience in the banking industry makes him an invaluable member of the Company's board of directors.
Charles M. Johnston, 60, Director since 2012, Term Expires in 2016
Mr. Johnston is Chairman of the Company’s Board of Directors, a position he has held since May 2013, and also has served as Interim Chief Executive Officer of the Company since September 2015. He currently serves on the Company's Risk Oversight board committee. Mr. Johnston served as Chief Financial Officer of Eastern Bank Corporation, a bank holding company headquartered in Boston, from 2003 until his retirement in March 2012. From 1996 until its sale to Citizens Financial Group in 2003, he was Chief Financial Officer of Commonwealth Bancorp, a bank holding company headquartered in Philadelphia. From 1994 to 1996, he was Chief Financial Officer of TFC Enterprises, an auto finance company headquartered in Norfolk, Virginia. Previously he served in Treasury, Financial Planning, and Investor Relations roles at Mellon Bank Corporation and Treasury, Accounting, and Internal Audit roles at United States Steel Corporation. As a former executive of numerous financial institutions, Mr. Johnston brings extensive experience and knowledge of the banking and financial services industry to the Company’s Board. His experience and qualifications in financial and risk management makes him highly qualified to serve on the Company’s Board.
William A. Paulette, 68, Director since 2009, Term Expires in 2016
Mr. Paulette was a director of Gateway Financial Holdings, Inc. (“Gateway”) at the time of its merger with the Company on December 31, 2008 and was a director of Bank of Richmond from 1998 to 2007. He currently serves as Committee Chairman of the Company's Risk Oversight board committee and also serves on the Corporate Governance and Audit board committees. He has served on the board of Virginia Military Institute since 2003. He is founder, President, and CEO of KBS, Inc., a construction firm based in Richmond, Virginia. He is responsible for the general management of KBS including its financial success. Mr. Paulette brings to the Board substantial knowledge of the construction business and the Richmond market.
John S. Poelker, 73, Director since 2013, Term Expires in 2016
Mr. Poelker had been the President of The Poelker Consultancy, Inc. since 2005. The Poelker Consultancy, Inc. provides a wide range of strategic and financial management advisory and consulting services to banks and financial services companies. He currently serves on the Company's Risk Oversight and Audit board committees. Through his consultancy, Mr. Poelker has served in a number of senior executive officer roles on a temporary basis at various financial institutions, including: Chairman, President, and CEO of CertusBank, N.A. from August 2014 to May 2015; Interim President and CEO of CertusBank, N.A. from April 2014 to August 2014; Chief Financial Officer of State Bank Financial Corporation from August 2010 to October 2011; Chief Executive Officer of Beach First National Bank from February 2010 to April 2010; President and Chief Executive Officer of State Bank of Georgia from December 2009 to February 2010; and President and Chief Executive Officer of Georgian Bancorporation Inc. and Georgian Bank from July 2009 through September 2009. Previously, he had served as Executive Vice President and Chief Financial Officer of Old National Bancorp from 1998 to 2005. Mr. Poelker currently serves on the Board of Directors of First Banks, Inc. He previously served on the Board of Directors of First Charter Corporation from 2006 until it was acquired by Fifth Third Bank in 2008, and Capmark Financial Group, Inc. from September 2011 to October 2014. Mr. Poelker brings experience and knowledge of the banking and financial services industry through his consultancy and executive officer roles that bring significant attributes to the Board of Directors.
Jon F. Weber, 57, Director since 2015, Term Expires in 2016
Mr. Weber was designated to the Company’s Board of Directors by an affiliate of Anchorage Capital Group, L.L.C. (“Anchorage”) pursuant to the terms of the Investment Agreement between the Company and Anchorage. Mr. Weber is Managing Director and Head of the Global Portfolio Group at Anchorage, a position he has held since 2010. He currently serves on the Company's Compensation and Risk Oversight board committees. Previously, he served as a Managing Director and Head of Portfolio Company

HAMPTON ROADS BANKSHARES, INC.

Operations in the Global Special Situations Group at Goldman Sachs & Co. and Head of Portfolio Company Operations at Icahn Associates.
W. Lewis Witt, 72, Director since 2001, Term Expires in 2016
Mr. Witt was Chairman of the Board of Coastal Virginia Bank from 1987 until it was merged with Bank of Hampton Roads in 1992. In addition to being a director of the Company since 2001, Mr. Witt was also a director of Bank of Hampton Roads from 1991 to 2010. He currently serves as Committee Chairman of the Company's Compensation board committee and also serves on the Audit board committee. He has been the Owner and President of Inner-view, Ltd., a utility contractor, since September 1976. Mr. Witt’s involvement with utility contracting acquaints him with a wide network of community officials and other contractors. He is knowledgeable regarding the South Hampton Roads real estate and development market and many of its participants.

HAMPTON ROADS BANKSHARES, INC.

NON-DIRECTOR EXECUTIVE OFFICERS
(INCLUDING NAMED EXECUTIVE OFFICERS)
The following sets forth the names, ages, and business experience for the past five years of the Company’s executive officers (including named executive officers pursuant to Item 402 of Regulation S-K (“Named Executive Officers”), other than the ones listed under “Directors” above.

•
Thomas B. Dix III, 37, is Executive Vice President, Chief Financial Officer, and Treasurer of the Company, and Bank of Hampton Roads, positions he assumed in March 2013. Mr. Dix had served as Senior Vice President and Treasurer of the Company, Bank of Hampton Roads, and Shore Bank, from May 2011 to March 2013. Mr. Dix served as Corporate Secretary of the Company and Bank of Hampton Roads from October 2011 to March 2013. Previously, Mr. Dix served as Senior Vice President and Credit Risk Manager of the Company from January 2010 through April 2011, Senior Vice President and Chief Lending Officer of Shore Bank from September 2009 through December 2009, and Vice President, Commercial Banking for Bank of Hampton Roads from April 2009 to August 2009. Before joining Bank of Hampton Roads in April 2009, Mr. Dix held positions in credit, asset-based lending, branch management and commercial lending with Mercantile Peninsula Bank/PNC Bank and its predecessor institutions from 2001 to 2009.

•
Denise D. Hinkle, 48, is Executive Vice President, and Chief Human Resources Officer of the Company, positions she has held since April 2014. In her current role, she is responsible for providing leadership in the development and execution of human resource strategies such as talent management, succession planning, employee engagement and satisfaction, and organizational performance and development. Previously, she served as Director of Human Resources for the Company from June 2012 until March 2014, and Employee Services Manager from November 2010 to June 2012. Prior to joining the company, she held various human resource management positions with Amerigroup Corporation from October 2002 to May 2006.

•
Myra Maglalang-Langston, 39, is Senior Vice President, Controller, and Chief Accounting Officer of the Company; positions she has held since September 2013. Ms. Langston had previously served as Senior Vice President and Director of Internal Audit of the Company from December 2009 to September 2013. She also served as Vice President and Internal Audit Manager of the Company from September 2002 to December 2009.

•
John F. Marshall, Jr., 53, is Executive Vice President, and Chief Risk Officer of the Company, positions he has held since November 2014. He has over 27 years of banking experience, the majority of which has been in risk and credit management. Prior to joining the Company, Mr. Marshall was Chief Credit Officer of Evans Bank in Buffalo, NY, but spent his career primarily in North Carolina holding credit and risk management positions at Bank of America, First Charter Bank, and Wachovia Bank.

•
W. Thomas Mears, 50, is President of Commercial Banking of Bank of Hampton Roads, a position he assumed in 2012. From 2011 to 2015, he was President & CEO of Shore Bank, before it was merged with Bank of Hampton Roads. Prior to joining the Company, Mr. Mears was Market President for Wilmington Trust Company from April 2010 to December 2010 and Regional President / Market Executive for PNC Bank and its predecessor institutions from 1989 to 2010.

•
Donna W. Richards, 52, is President and Chief Operating Officer of the Company, positions she has held since September 2015. She has also served as President of Bank of Hampton Roads since August 2012. Ms. Richards previously served as the Company’s Retail Banking Executive from October 2010 until August 2012 and as Market President from May 2006 to October 2010.

Family relationships
There are no family relationships between any director, executive officer, or person nominated or chosen by the Company to become a director or executive officer.

HAMPTON ROADS BANKSHARES, INC.

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
Based solely on a review of the copies of such forms, the Company believes that all Section 16(a) filing requirements applicable to its directors, executive officers, and greater than 10% beneficial owners were complied with in 2015, except for the following: W. Thomas Mears, William A. Paulette, Patrick E. Corbin, Henry P. Custis, Jr., and W. Lewis Witt each failed to timely file Form 4 to report one transaction, and Jon F. Weber failed to timely file Form 3.
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
Any waivers of, or amendments to, the Code of Ethics will be disclosed through the timely filing of a Form 8-K with the SEC. A copy of the Company’s Code of Ethics can be found on the Company's website at www.bankofhamptonroads.com under Investor Relations or can be obtained, without charge, through written communications addressed to Attn: Charles M. Johnston, Interim Chief Executive Officer, Hampton Roads Bankshares, Inc., 641 Lynnhaven Parkway, Virginia Beach, Virginia 23452.
Procedures for Recommending Nominees to Board of Directors
Under our Bylaws, shareholders may submit nominees for director. However, there have been no material changes to the procedures by which shareholders may submit such nominees since they were last reported by the Company. The charter of the Corporate Governance and Nominating Committee appears on the Company’s website at www.bankofhamptonroads.com under Investor Relations/Committee Charting.
Audit Committee
The Company board's Audit Committee consists of Patrick E. Corbin, William A. Paulette, John S. Poelker, and W. Lewis Witt. The Board of Directors determined that all of these directors were “independent directors” as that term is defined under the NASDAQ Stock Market’s listing standards and the requirements of the SEC.
The Audit Committee and the Board of Directors has designated Patrick E. Corbin as the Audit Committee Financial Expert, as defined under the SEC’s rules. The Audit Committee’s charter appears on the Company’s website at:
www.bankofhamptonroads.com under Investor Relations/Committee Charting.
The Audit Committee is responsible for the appointment, compensation, and oversight of the work of the independent registered public accounting firm of the Company. It also must pre-approve all audit and non-audit services provided by the independent registered public accounting firm. The Audit Committee acts as the intermediary between the Company and the independent registered public accounting firm and reviews the reports of the independent registered public accounting firm. The Audit Committee held four meetings in 2015.

HAMPTON ROADS BANKSHARES, INC.

ITEM 11 - EXECUTIVE COMPENSATION

Compensation Philosophy
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
In 2012, the Company resumed its equity incentive program by granting restricted stock units to certain directors and employees. In 2013, the Company resumed its non-equity incentive arrangement, which provides cash bonuses based on the achievement of certain Company performance goals. In 2014, the Company also granted stock options to certain executive managers.
During 2015, our Compensation Committee focused on retaining and attracting key executives. The Compensation Committee reviews the compensation, including salaries, bonuses, employee benefits, executive incentive plans, policies, practices, and programs, for the Company’s executive officers. We evaluate the performance of the Company’s Chief Executive Officer and, with the assistance of the Chief Executive Officer, the performance of the other executive officers.
Changing Regulatory Environment
On June 21, 2010, the Federal Reserve, the OCC, the FDIC, and the Office of Thrift Supervision issued guidance on sound incentive compensation policies. The guidance includes three broad principles, which we have integrated into our overall compensation philosophy:

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
Elements of Compensation
The challenge for management and the Compensation Committee has been to motivate, retain, and reward key performers for working harder and smarter than ever in a very difficult banking environment. With the exception of Charles M. Johnston, Interim Chief Executive Officer, and Douglas J. Glenn, Former President and Chief Executive Officer, the executive officers did not play a role in the compensation process during 2015. Mr. Johnston presented information regarding the other executive officers to the Compensation Committee for their consideration. Mr. Johnston was never present while the Compensation Committee deliberated on his compensation package.
Employment Agreements: The key elements of the employment agreements between the Company and the named executives Donna W. Richards, President and Chief Operating Officer of the Company and President of Bank of Hampton Roads, Thomas B. Dix III, Executive Vice President, Chief Financial Officer, and Treasurer of the Company, and Bank of Hampton Roads, and

HAMPTON ROADS BANKSHARES, INC.

Douglas J. Glenn, Former President and Chief Executive Officer are summarized below. There is no employment agreement between the Company and Mr. Johnston, who currently serves as Interim Chief Executive Officer. However, effective September 16, 2015, Mr. Johnston will receive, in addition to his compensation as Chairman of the Board, cash compensation of $50,000 per month while serving as Interim Chief Executive Officer, plus reimbursement of certain living expenses in Virginia Beach, and he was awarded 200,000 restricted stock units, with a grant date value of $394,000 and which vest the earlier of one year from the grant date or upon the Company's appointment of a successor Chief Executive Officer.
Donna W. Richards. Ms. Richards entered into a three-year employment agreement on May 22, 2013, which was later amended on September 23, 2015 to expire on September 23, 2017. Under the terms of the employment agreement, she will receive an initial base salary of $350,000 and will be eligible for annual salary increases at the discretion of the compensation committee of the board of directors of the Company. Additionally, in September 2015, Ms. Richards was paid a one-time retention bonus totaling $100,000 paid in cash and an award of 60,000 restricted stock units, with a value of $118,200 at the time of the grant, which vest the earlier of one year from the date of the grant or upon the Company's appointment of a successor Chief Executive Officer. Ms. Richards is also eligible to participate in any of the Company’s long-term or short-term incentive plans, participate in all cash and non-cash employee benefit plans maintained by the Company for senior executive officers or employees generally, and will receive reimbursement for certain expenses.
The employment agreement may be terminated at any time by the Company for “Cause” as (defined in the employment agreement) and by Ms. Richards upon 30 days prior written notice, or upon Ms. Richards’ death. Ms. Richards will receive her base salary earned through the date of termination, and any accrued by unused paid time off. The employment agreement also provides for the termination of Ms. Richards’ employment at any time by the Company for other than Cause and by Ms. Richards for “Good Reason” (as defined in the employment agreement). Upon termination at any time by the Company for other than Cause and by Ms. Richards for Good Reason, and provided that Ms. Richards releases and waives her claims against the Company, as provided in the employment agreement, Ms. Richards will be entitled to receive the following:
(i) an amount equal to three times the sum of (A) her then current rate of annual base salary and (B) the average of her last two years annual bonuses earned, paid in a single lump sum payment,
(ii) payment of any bonus or short term compensation earned but not yet paid for any year preceding the year of termination of employment,
(iii) payment of a pro-rated bonus or short term compensation earned but not yet paid for the year of termination of employment, and
(iv) the opportunity to continue to participate in the Company’s health and dental plans for the longer of one year or the remainder of the terms of the agreement, following the termination of her employment, with the Company continuing to pay its portion of such health and dental insurance premiums (clause (i) – (iv) collectively, the “Severance Amount”), provided, that Ms. Richard’s will be entitled to receive the benefit in clause (iv) even if she does not deliver a release and waiver of claims to the Company.
Thomas B. Dix III. On August 19, 2014, Mr. Dix entered into a one-year employment agreement with the Company, which was later amended on September 23, 2015 to expire on September 23, 2017. Under the terms of the employment agreement, Mr. Dix will receive an initial base salary of $250,000 and will be eligible for annual salary increases at the discretion of the compensation committee of the board of directors of the Company. He is also eligible to participate in the long-term or short-term incentive plans of the Company, will be eligible to participate in all cash and non-cash employee benefit plans maintained by the Company, and will receive reimbursement for certain expenses.
The employment agreement may be terminated at any time by the Company for “Cause” as (defined in the employment agreement), by Mr. Dix upon 30 days prior written notice, or upon Mr. Dix's death or Disability (as defined in the employment agreement). Mr. Dix will receive his base salary earned through the date of termination, any bonus or other short term incentive compensation earned, but not yet paid, for any prior year, any bonus or short term incentive compensation earned, but not yet paid, prorated based on the number of days in the year that proceed the date of termination, and any accrued by unused paid time off. The employment agreement also provides for the termination of Mr. Dix's employment at any time by the Company for other than Cause and by Mr. Dix for “Good Reason” (as defined in the employment agreement). Upon termination at any time by the Company for other than Cause and by Mr. Dix for Good Reason, and provided that Mr. Dix releases and waives his claims against the Company as provided in the employment agreement, Mr. Dix will also be entitled to the following:

HAMPTON ROADS BANKSHARES, INC.

(i) an amount equal to two times the sum of (A) his then current rate of annual base salary and (B) the average of his last two years annual bonuses earned, paid in a single lump sum payment,
(ii) payment of any bonus or short term compensation earned but not yet paid for any year preceding the year of termination of employment,
(iii) payment of a pro-rated bonus or short term compensation earned but not yet paid for the year of termination of employment, and
(iv) continued participation for Mr. Dix and his covered dependents in the Company’s group health plan for a certain period of time following the date of termination of employment and payment by the Company of a portion of his COBRA premiums during such period.
Douglas J. Glenn. On August 19, 2014, Mr. Glenn entered into a three-year employment agreement with the Company, which replaced and superseded the terms of that certain employment agreement, dated February 13, 2012, between Mr. Glenn and the Company. Under the terms of the employment agreement, Mr. Glenn received an initial base salary of $550,000 and was eligible for annual salary increases at the discretion of the compensation committee of the board of directors of the Company, and was eligible to participate in the long-term or short-term incentive plans of the Company, was eligible to participate in all cash and non-cash employee benefit plans maintained by the Company, and received reimbursement for certain expenses. The employment agreement also provided for the termination of Mr. Glenn’s employment at any time by the Company for other than Cause and by Mr. Glenn for “Good Reason” (as defined in the employment agreement). Mr. Glenn would receive his base salary earned through the date of termination, any bonus or other short term incentive compensation earned, but not yet paid, for any prior year, any bonus or short term incentive compensation earned, but not yet paid, prorated based on the number of days in the year that proceed the date of termination, and any accrued but unused paid time off. Upon termination at any time by the Company for other than Cause and by Mr. Glenn for Good Reason, and provided that Mr. Glenn released and waived his claims against the Company as provided in the employment agreement, Mr. Glenn would be entitled to the following: if Mr. Glenn’s employment is terminated on or prior to May 31, 2016, a lump sum cash payment equal to 300% of the sum of (i) his current rate of annual base salary immediately preceding such termination, and (ii) the average of his last two year’s annual bonus (the sum of (i) and (ii), the “Severance Base Amount”). On September 16, 2015, Mr. Glenn and the Company entered into a Release and Separation Agreement, severing his employment relationship with the Company. Mr. Glenn received all the compensation owed to him under the terms of the employment agreement, amounting to $2,273,553.
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
Incentive Arrangement: In order to focus our executive officers’ attention on the profitability of the organization as a whole, we have historically paid cash incentives based upon our annual financial performance. The 2015 awards earned by the named executives were based on the Company’s achievement of threshold and target amounts of consolidated net income for the 2015 fiscal year. If the maximum goals for these performance metrics were achieved, the maximum payout to Mr. Glenn, Mr. Dix, and Ms. Richards would have been 35%, 30%, and 30%, respectively, of their base salaries. For 2015, based on actual performance, Mr. Dix, and Ms. Richards will be awarded 100% of the possible payout under the incentive arrangements, which will be paid out in 2016. Mr. Glenn received a prorated payout of 75% of the possible payout under the incentive arrangement for 2015, due to his resignation on September 16, 2015, and is included in the $2,273,553 of separation compensation noted in the Summary Compensation Table that follows. Mr. Johnston was not eligible to participate in the 2015 incentive arrangement.
2011 Omnibus Stock Incentive Plan: We strongly encourage our employees to own stock in the Company. We feel that stock ownership among employees fosters loyalty and longevity and is an excellent method for aligning employee interests with the

HAMPTON ROADS BANKSHARES, INC.

long-term goals of the organization and our shareholders. To facilitate stock ownership, the compensation committee of the Board of Directors adopted the 2011 Omnibus Stock Incentive Plan (the “2011 Plan”), which was approved by our shareholders on October 4, 2011, and our shareholders approved an amendment to the 2011 Plan on June 25, 2012. The 2011 Plan provides for the grant of up to 13,675,000 shares of our Common Stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities. Awards may be made in the form of options, stock appreciation rights, stock awards, stock units, and incentive awards. Each type of award under the 2011 Plan, as amended, is subject to different requirements and the awards may be conditioned by the performance of the officers and their contribution to the performance of the Company. The 2011 Plan, as amended, provides that no person shall be granted stock options, or stock appreciation rights, for more than 7,750,000 shares of Common Stock or stock awards, or stock units of more than 3,875,000 shares of Common Stock during any calendar year. The 2011 Plan also provides that no person may be granted cash-denominated incentive awards in any calendar year with a maximum possible payout of more than $1.5 million.
In September 2015 the Company issued restricted stock units under the 2011 Plan to its named executive officers in the following amounts: 200,000 units to Mr. Johnston, and 60,000 units to Ms. Richards. These restricted stock units were issued subject to a vesting period that was the earlier of: a) one year from the grant date or b) when a successor Chief Executive Officer was named by the Company. Within thirty days of vesting, the Company will settle the restricted stock units by issuing one share of its Common Stock for each vested restricted stock unit. During 2015, Mr. Glenn and Mr. Johnston also received $44,000 each in cash in lieu of restricted stock units in their capacity as directors of the Company. The Company did not issue any stock options to its named executive officers during 2015.
Defined Contribution Plan: Any employee of the Company or Bank of Hampton Roads, who is at least 21 years of age, and has at least three months of service, is eligible to participate in the VBA Defined Contribution Plan for Hampton Roads Bankshares, Inc. (the “Plan”). Participants may contribute up to 96% of their covered compensation, subject to statutory limitations, and the Company will make matching contributions of 100% of the first 3% of pay and 50% for the next 2% of pay that a participant contributes to the Plan. The Company may also make additional discretionary contributions to the Plan. Participants are fully vested in their contributions and the Company’s match immediately and become fully vested in the Company’s discretionary contributions after three years of service.
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
Compensation Committee
The Compensation Committee consisted of Patrick E. Corbin, Henry P. Custis, Jr., Robert B. Goldstein, Jon F. Weber, and W. Lewis Witt, all of whom the Board of Directors determined were independent in 2015 under standards set by the NASDAQ Stock Market. The charter of the Compensation Committee appears on the Company’s website at:
www.bankofhamptonroads.com under Investor Relations/Committee Charting.
The Compensation Committee reviews the compensation of all executive officers, determines the compensation package for the Chief Executive Officer, and administers the Company’s compensation programs. This Compensation Committee held five meetings in 2015.

HAMPTON ROADS BANKSHARES, INC.

Summary Compensation Table
The following table shows the compensation of our named executive officers during 2015 and 2014.

								Change in
								Pension
								Value and
							(b)	Nonqualified
Name and					(a)		Non-Equity	Deferred
Principal					Stock		Incentive Plan	Compensation	All Other
Position	Year	Salary		Bonus	Awards		Compensation	Earnings	Compensation		Total
Charles M. Johnston	2015	175,000	( c)	—	394,000	( c)	—	—	274,384	( c)	843,384
Interim CEO	2014	—		—	—		—	—	—		—

Douglas J. Glenn	2015	391,667		35,000	—	(d)	—	—	2,310,120	(e)	2,736,787
Former President and CEO	2014	550,000		100,000	3,155,880		86,492	—	53,989		3,946,361

Donna W. Richards	2015	350,000		121,000	118,200		105,000	—	10,600	(f)	704,800
President & COO	2014	350,000		—	847,132		53,231	—	10,400		1,260,763

Thomas B. Dix III	2015	265,625		16,500	—		82,500	—	10,600	(f)	375,225
EVP, CFO, & Treasurer	2014	250,000		—	847,130		38,022	—	9,896		1,145,048

(a)
The amounts in this column reflect the grant date fair value of restricted stock unit and stock option awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). The valuation assumptions used in determining these amounts are described in Note 14 Share-Based Compensation Plans of the Notes to Consolidated Financial Statements filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

(b)	The amounts in this column reflect amounts earned under the Company’s incentive arrangements.

(c)
The amounts in the "Salary" and "Stock Awards" columns represent compensation earned by Mr. Johnston in his capacity as Interim Chief Executive Officer. The amount in the "All Other Compensation" column represents compensation Mr. Johnston earned in his capacity as a Company director, including $200,000 annual retainer earned as Chairman of the board.

(d)
In connection with his separation from the Company in 2015, Mr. Glenn forfeited unvested restricted stock units and stock option awards granted during 2014 with a combined grant date fair value of $2,333,908.

(e)
This amount includes $25,967 in Company board fees, $10,600 in Company 401(k) matching funds, and $2,273,553 in separation compensation resulting from the execution of the Release and Separation Agreement dated September 16, 2015, entered into by and between Mr. Glenn and the Company.

(f)	These amounts represent Company 401(k) matching funds.

HAMPTON ROADS BANKSHARES, INC.

Outstanding Equity Awards at Year-End Table
The following table presents outstanding stock options and restricted stock units held by our named executive officers as of December 31, 2015. Each equity grant is shown separately for each named executive officer.

	Option Awards					Stock Awards
	Number of	Number of						Market
	Securities	Securities				Number of		Value of
	Underlying	Underlying				Shares or		Shares or
	Unexercised	Unexercised		Option	Option	Units of Stock		Units of Stock
	Options	Options		Exercise	Expiration	That Have		That Have
Name	Exercisable (#)	Unexercisable (#)		Price	Date	Not Vested (#)		Not Vested ($)
Charles M. Johnston						200,000	(f)	$368,000
Interim CEO

Douglas J. Glenn	80			$300.00	12/31/16
Former President and CEO	400			$300.00	12/31/16
	653	147	(a)	$306.25	11/01/17
	572,248			$1.61	08/20/21

Donna W. Richards						12,438	(e)	22,886
President & COO						38,945	(b)	71,659
						38,945	(c)	71,659
						38,945	(d)	71,659
						60,000	(f)	110,400
	155,780			$1.61	08/20/21
		155,780	(b)	$1.61	08/20/21
		155,780	(c)	$1.61	08/20/21
		155,780	(d)	$1.61	08/20/21

Thomas B. Dix III						38.945	(b)	71,659
EVP, CFO, & Treasurer						38.945	(c)	71,659
						38.945	(d)	71,659
	155,780			$1.61	08/20/21
		155,780	(b)	$1.61	08/20/21
		155,780	(c)	$1.61	08/20/21
		155,780	(d)	$1.61	08/20/21

(a)	80 options vest annually each November 1.

(b)	The restricted stock units and stock options will vest on August 22, 2016.

(c)	The restricted stock units and stock options will vest on August 22, 2017.

(d)	The restricted stock units and stock options will vest on August 22, 2018.

(e)	The restricted stock units will vest on June 26, 2016

(f)	The restricted stock units will vest on the earlier of September 16, 2016 or when the Company names a successor Chief Executive Officer.

HAMPTON ROADS BANKSHARES, INC.

Director Compensation Table
The following table shows compensation paid to non-employee directors of the Company during 2015. Mr. Johnston became an employee of the Company effective September 16, 2015, when he was appointed to serve as the Company's Interim Chief Executive Officer, as well as Chairman of the board. Compensation to Mr. Johnston is reflected in the "Summary Compensation Table" above. During 2015, the Board of Directors adopted a director compensation program pursuant to which each director receives an annual cash retainer of $22,000, $1,300 cash award for each board committee meeting attended, and a $44,000 cash award in lieu of an annual grant of restricted stock units.

	(1)		(2)
	Fees Earned or		Stock
Name	Paid in Cash ($)		Awards ($)	Total ($)
James F. Burr	$—	(3)	$—	$—
Patrick E. Corbin	70,250		—	70,250
Henry P. Custis, Jr.	81,700	(4)	—	81,700
Robert B. Goldstein	14,605	(5)	—	14,605
William A. Paulette	72,025		—	72,025
John S. Poelker	71,050		—	71,050
Jon F. Weber	—	(6)	—	0
W. Lewis Witt	70,250		—	70,250

(1)	This column represents fees earned or paid in cash from the Company for serving on the Board, including amounts paid in cash in lieu of restricted stock unit awards.

(2)
The amounts in this column reflect the grant date fair value of restricted stock unit and stock option awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). The valuation assumptions used in determining these amounts are described in Note 14 Share-Based Compensation Plans of the Notes to Consolidated Financial Statements filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

(3)
Mr. Burr does not receive fees or any stock awards in his capacity as a director of the Company, pursuant to The Carlyle Group’s policies. All director fees earned by Mr. Burr were paid to The Carlyle Group.

(4)	Chairman Emeritus of the Board. Mr. Custis also received $12,500 in fees for his service on the former Shore Bank board.

(5)
Mr. Goldstein receives 20% of fees and 100% of restricted stock unit awards earned in his capacity as director of the Company, and the remaining 80% of cash fees were paid to CapGen Capital Advisers LLC.

(6)
Mr. Weber does not receive fees or any stock awards in his capacity as a director of the Company, pursuant to Anchorage Capital Group LLC's policies. Anchorage does not receive any director fees earned by Mr. Weber.

HAMPTON ROADS BANKSHARES, INC.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth for (1) each director and executive officer named in the Summary Compensation Table, (2) all directors and executive officers as a group, and (3) each beneficial owner of 5% or more of our Common Stock: (i) the number of shares of Common Stock beneficially owned on March 17, 2016, and (ii) such person’s or group’s percentage ownership of outstanding shares of Common Stock on such date. All of the Company’s directors and executive officers receive mail at the Company’s principal executive office at Attn: Charles M. Johnston, Interim Chief Executive Officer, Hampton Roads Bankshares, Inc., 641 Lynnhaven Parkway, Virginia Beach, Virginia 23452.
This table is based upon information supplied by officers, directors, and principal shareholders. Unless indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Name	Number of Shares Beneficially Owned		Percent of Outstanding Shares (1)
Certain Beneficial Owners:
CapGen Capital Group VI LP	51,024,981	(2)	29.78%
280 Park Avenue
40th Floor West, Suite 401
New York, NY 10017
Carlyle Financial Services Harbor, L.P.	42,398,583	(3)	24.75%
c/o The Carlyle Group
1001 Pennsylvania Avenue, NW
Suite 220 South
Washington, DC 20004-2505
ACMO-HR, L.L.C.	42,398,583	(4)	24.75%
c/o Anchorage Capital Group, L.L.C.
610 Broadway
6th Floor
New York, NY 10012
Directors:
Charles M. Johnston	10,000	(5)	*
James F. Burr	—	(3)	*
Patrick E. Corbin	175,769	(6)	*
Henry P. Custis, Jr.	50,935	(7)	*
Douglas J. Glenn	161,008	(13)	*
Robert B. Goldstein	51,060,695	(2)	29.80%
William A. Paulette	52,459	(8)	*
John S. Poelker	—	(9)	*
Jon F. Weber	—	(4)	*
W. Lewis Witt	86,782	(10)	*
Non-Director Named Executive Officers (not included in above):			*
Thomas B. Dix III	130,914	(11)	*
Donna W. Richards	158,675	(12)	*
All Directors and Executive Officers, as a group (15 persons)	52,071,269		30.39%

(1)
Applicable percentages are based on 171,325,712 shares outstanding on March 17, 2016. Shares of Common Stock subject to warrants, options, or rights exercisable within 60 days of March 17, 2016 are deemed outstanding (without regard for limitations on exercise) for

HAMPTON ROADS BANKSHARES, INC.

computing the percentage of the person holding such warrants, options, or rights but are not deemed outstanding for computing the percentage held by any other person. The table includes shares owned by spouses, other immediate family members, in trust, shares held in retirement accounts or funds for the benefit of the named individuals, shares held as restricted stock, and other forms of ownership over which shares the persons named in the table may possess voting and/or investment power. Percent of outstanding shares marked with an asterisk (*) represents less than 1% of total outstanding shares.

(2)
Mr. Eugene A. Ludwig is the managing member of CapGen Capital Group VI, LLC, which is the general partner of CapGen Capital Group VI LP. Robert B. Goldstein is a director of the Company and a founding Principal in CapGen Capital Group VI, LLC. As a principal member and member of the investment committee of CapGen Capital Group VI, LLC, the general partner of CapGen Capital Group VI LP, Mr. Goldstein may be deemed to be the indirect beneficial owner of such shares or shares underlying the warrants under Rule 16a-1(a)(2) promulgated under the Exchange Act. Pursuant to Rule 16a-1(a)(4) promulgated under the Exchange Act, Mr. Goldstein disclaims that he is the beneficial owner of such shares, to the extent of his pecuniary interest. Mr. Goldstein owns 35,714 shares personally, and the remainder of shares reflected in this table is the same shares attributable to CapGen Capital Group VI LP. The table does not include 52,280 restricted stock units awarded to Mr. Goldstein.

(3)
Carlyle Group Management L.L.C. is the general partner of The Carlyle Group L.P., which is a publicly traded entity listed on NASDAQ. The Carlyle Group L.P. is the sole member of Carlyle Holdings II GP L.L.C., which is the general partner of Carlyle Holdings II L.P., which is the general partner of TC Group Cayman Investment Holdings, L.P., which is the general partner of TC Group Cayman Investment Holdings Sub L.P., which is the sole shareholder of Carlyle Financial Services, Ltd., which is the general partner of TCG Financial Services, L.P., which is the general partner of Carlyle Financial Services Harbor, L.P. By virtue of these relationships, the aforementioned entities may be deemed to share beneficial ownership of the shares of Common Stock owned by Carlyle Financial Services Harbor, L.P. Each such entity expressly disclaims beneficial ownership of the shares of Common Stock owned by Carlyle Financial Services Harbor, L.P. except to the extent of its pecuniary interest herein. James F. Burr is a director of the Company and is a Managing Director of The Carlyle Group Financial Services Group, and does not beneficially own any shares of the Company.

(4)
All investment and voting decisions with respect to the shares of Common Stock held by ACMO-HR, L.L.C. are made by Anchorage Capital Group, L.L.C. (formerly named Anchorage Advisors, L.L.C.).  Because of their respective relationships with ACMO-HR, L.L.C. and each other, each of Anchorage Advisors Management, L.L.C., Anchorage Capital Group, L.L.C., Anchorage Capital Master Offshore, Ltd., ACMO-HR, L.L.C and Messrs. Anthony L. Davis and Kevin M. Ulrich may be deemed to share voting and disposition power with respect to the shares of Common Stock beneficially owned by ACMO-HR, L.L.C.  None of these persons or entities may be deemed to have sole voting and disposition power with respect to any shares of Common Stock beneficially owned by ACMO-HR, L.L.C. Jon F. Weber is a director of the Company and is a Managing Director and Head of the Global Portfolio Group at Anchorage, and does not beneficially own any shares of the Company.

(5)	The table does not include 452,280 restricted stock units awarded to Mr. Johnston.

(6)	Includes 8 shares owned by Brenda C. Corbin (wife), and 139,741 shares held in a revocable trust for Patrick E. Corbin. The table does not include 52,280 restricted stock units awarded to Mr. Corbin.

(7)
Includes 31,078 shares held in a revocable trust for Henry P. Custis, Jr., and 2,000 shares owned by Linda Custis (wife). The table does not include 52,280 restricted stock units awarded to Mr. Custis.

(8)	Includes 1,194 shares owned jointly with Carolyn E. Paulette (wife). The table does not include 52,280 restricted stock units awarded to Mr. Paulette.

(9)	The table does not include 38,783 restricted stock units awarded to Mr. Poelker.

(10)
Includes 253 shares held in an IRA for W. Lewis Witt, 908 shares held in an IRA for Judith W. Witt (wife), 3,171 shares owned by Inner-View, Ltd., a company owned by W. Lewis Witt, 6,037 shares held in an IRA for W. Lewis Witt, 4,926 shares for TOD Registration Account for W. Lewis Witt, 305 shares for TOD Registration Account for Judith W. Witt, and 2,317 shares owned jointly with Judith W. Witt. The table does not include 52,280 restricted stock units awarded to Mr. Witt.

(11)	The table does not include 116,835 restricted stock units and 623,120 stock options awarded to Mr. Dix.

(12)	The table does not include 189,273 restricted stock units and 623,120 stock options awarded to Ms. Richards.

(13)
Mr. Glenn is the former President and Chief Executive Officer of the Company; he resigned from the Company in September 2015. The number of shares that Mr. Glenn beneficially owns includes 1,000 shares owned jointly with Tiffany K. Glenn (wife), 71 shares held by Tiffany K. Glenn, 303 shares held in a Rabbi Trust for Tiffany K. Glenn, 18 shares held by Tiffany K. Glenn as custodian for Grayson Glenn (son), and 18 shares held by Tiffany K. Glenn as custodian for Bayler Glenn (daughter). The table does not include 573,381 vested and unexercised stock options awarded to Mr. Glenn, the majority of which expire in August 2021.

HAMPTON ROADS BANKSHARES, INC.

Equity Compensation Plan Information
On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan (the “Plan”), which succeeds the Company’s 2006 Stock Incentive Plan and provided for the grant of up to 2,750,000 shares of our Common Stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities.  On June 25, 2012, the Company’s shareholders approved an amendment to the Plan that increased the number of shares reserved for issuance under the Plan to 13,675,000 of which 3,783,797 remain to be granted as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	N/A	—
2011 Omnibus Incentive Plan	5,239,039	1.62	3,783,797
Equity compensation plans not approved by security holders	—	N/A	—
Total	5,239,039	1.62	3,783,797

HAMPTON ROADS BANKSHARES, INC.

ITEM 13 - CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During 2015 certain directors and executive officers of the Company, their affiliates, and members of their immediate families were customers of and had loan transactions with the Company in the normal course of business and are expected to continue to have customer relationships with the Company in the future. All outstanding loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and did not involve more than a normal risk of collectability or present other unfavorable features.

At December 31, 2015, loans to executive officers, directors, and principal shareholders of the Company, as well as to entities controlled by any of the foregoing ("related parties" or "related party group"), amounted to $18.0 million. During 2015, additional loans made to related parties amounted to $3.5 million. Due to changes in the composition of the related party group, loans to related parties declined by $16.8 million in 2015 compared to 2014.

CORPORATE GOVERNANCE
Director Independence
The Board is comprised of a majority of independent directors as defined by the NASDAQ listing standards. The Board of Directors in its business judgment has determined that the following of its members are independent as defined under the NASDAQ Stock Market’s listing standards: James F. Burr, Patrick E. Corbin, Henry P. Custis, Jr., Robert B. Goldstein, Charles M. Johnston, William A. Paulette, John S. Poelker, Jon F. Weber, and W. Lewis Witt. In reaching this conclusion, the Board of Directors considered that the Company and its subsidiaries provide services to, and otherwise conduct business with, certain members of the Board of Directors or members of their immediate families or companies with which members of the Board of Directors are affiliated. These transactions are discussed in greater detail in the “Certain Relationships and Related Transactions” section of this Proxy Statement. None of our non-employee directors, their immediate family members, or employees, are engaged in such relationships with us.
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

HAMPTON ROADS BANKSHARES, INC.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Amounts paid to KPMG for work performed in 2015 and 2014 appear below:

	KPMG
	2015		2014
Audit fees	$650,000	(1)	$528,388
Audit-related fees	16,500	(2)	16,000
Tax fees	467,294	(3)	166,960

(1)	Fees for financial statement audit, including audit of internal control over financial reporting and interim reviews, and reviews of registration statements, consents, and comfort letter.

(2)	Fees for audit of 401(k) plan.

(3)	Fees for tax compliance and consulting services.
As stated in the Audit Committee charter, the Audit Committee must pre-approve all audit and non-audit services provided by the firm of independent auditors. During 2015, the Audit Committee pre-approved 100% of services provided by KPMG. The Audit Committee has considered the provisions of these services by KPMG and has determined that the services are compatible with maintaining KPMG’s independence.

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

Hampton Roads Bankshares, Inc.

March 25, 2016	/s/ Charles M. Johnston
Charles M. Johnston
Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated.

HAMPTON ROADS BANKSHARES, INC.

SIGNATURE	CAPACITY	DATE

/s/ Charles M. Johnston	Chairman of the Board, and Interim Chief Executive Officer	March 25, 2016
Charles M. Johnston	(Principal Executive Officer)

/s/ Thomas B. Dix III	Executive Vice President, Chief Financial Officer, and Treasurer	March 25, 2016
Thomas B. Dix III	(Principal Financial Officer)

/s/ Myra Maglalang-Langston	Senior Vice President, Controller, and Chief Accounting Officer	March 25, 2016
Myra Maglalang-Langston	(Principal Accounting Officer)

/s/ James F. Burr	Director	March 25, 2016
James F. Burr

/s/ Patrick E. Corbin	Director	March 25, 2016
Patrick E. Corbin

/s/ Henry P. Custis, Jr.	Director	March 25, 2016
Henry P. Custis, Jr.

/s/ Robert B. Goldstein	Director	March 25, 2016
Robert B. Goldstein

/s/ William A. Paulette	Director	March 25, 2016
William A. Paulette

/s/ John S. Poelker	Director	March 25, 2016
John S. Poelker

/s/ Jon F. Weber	Director	March 25, 2016
Jon F. Weber

/s/ W. Lewis Witt	Director	March 25, 2016
W. Lewis Witt

HAMPTON ROADS BANKSHARES, INC.

Exhibit Index
Hampton Roads Bankshares, Inc.

Exhibit No.	DESCRIPTION
2.1
Agreement and Plan of Reorganization by and between Xenith Bankshares, Inc. and Hampton Roads Bankshares, Inc., dated February 10, 2016, incorporated by reference from Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed February 16, 2016.

3.1
Amended and Restated Articles of Incorporation of Hampton Roads Bankshares, Inc., incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, filed March 25, 2013.

3.2	Bylaws of Hampton Roads Bankshares, Inc., as amended, incorporated herein by reference from Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated March 25, 2015.
3.3	Amendment to Bylaws of Hampton Roads Bankshares, Inc., incorporated herein by reference from Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated February 16, 2016.
4.1	Specimen of Common Stock Certificate, incorporated by reference from Exhibit 4.1 to the Registrant's Form 10-Q for the quarter ended September 30, 2010, filed November 9, 2010.
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
10.12
Supplemental Retirement Agreement (as electronically amended and restated), dated May 27, 2008, between Bank of Hampton Roads and Douglas J. Glenn, attached as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011, incorporated herein by reference.

10.13	Hampton Roads Bankshares, Inc. 2011 Omnibus Incentive Plan, attached as Exhibit 4.13 to the Registrant's Registration Statement on Form S-8, filed December 20, 2011, incorporated herein by reference.

HAMPTON ROADS BANKSHARES, INC.

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

10.27	Amended Omnibus Plan, dated June 25, 2012, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed June 25, 2012.
10.28	Form of Restricted Stock Unit Award Agreement, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed January 2, 2013.
10.29
Employment Agreement, dated May 22, 2013, between Donna W. Richards and Bank of Hampton Roads, Inc. incorporated by reference from Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 2013, filed August 14, 2013.

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

10.43
Amendment No. 1 to Employment Agreement, dated August 21, 2014, between Donna W. Richards and Bank of Hampton Roads, incorporated by reference from Exhibit 10.3 to the Registrant's Form 8-K, filed August 22, 2014.

10.44	Restricted Stock Unit Award Agreement, dated August 22, 2014, incorporated by reference from Exhibit 10.4 to the Registrant's Form 8-K, filed August 22, 2014.
10.45	Nonqualified Stock Option Agreement, dated August 22, 2014, incorporated by reference from Exhibit 10.5 to the Registrant's Form 8-K, filed August 22, 2014.

HAMPTON ROADS BANKSHARES, INC.

10.46
Employment Agreement, dated August 19, 2014, between Denise D. Hinkle and Hampton Roads Bankshares, Inc., filed herewith, incorporated by reference from Exhibit 10.47 to the Registrant's Form 10-K for the year ended December 31, 2014.

10.47
Employment Agreement, dated October 25, 2014, between John F. Marshall, Jr. and Hampton Roads Bankshares, Inc., filed herewith, incorporated by reference from Exhibit 10.48 to the Registrant's Form 10-K for the year ended December 31, 2014

10.48
Employment Agreement, dated August 22, 2014, between W. Thomas Mears and Hampton Roads Bankshares, Inc., filed herewith, incorporated by reference from Exhibit 10.49 to the Registrant's Form 10-K for the year ended December 31, 2014

10.50
Release and Separation Agreement, dated September 16, 2015, between Hampton Roads Bankshares, Inc. and Douglas J. Glenn, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed September 16, 2015.

10.51
Amendment No. 2 to Employment Agreement, dated September 23, 2015, between Hampton Roads Bankshares, Inc., Bank of Hampton Roads, and Donna W. Richards, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed September 29, 2015.

10.52
Amendment No. 1 to Employment Agreement, dated September 23, 2015, between Hampton Roads Bankshares, Inc., and Thomas B. Dix III, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed September 29, 2015.

10.53
Amendment No. 2 to Employment Agreement, dated December 10, 2015, between Hampton Roads Bankshares, Inc., and Thomas B. Dix III, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed December 16, 2015.

10.54
Amendment No. 3 to Employment Agreement, dated December 10, 2015, between Hampton Roads Bankshares, Inc., Bank of Hampton Roads, and Donna W. Richards, incorporated by reference from Exhibit 10.2 to the Registrant's Form 8-K, filed December 16, 2015.

10.55
Amendment to outstanding Restricted Stock Unit Award Agreements with Thomas B. Dix III and Donna W. Richards, dated December 10, 2015, incorporated by reference from Exhibit 10.3 to the Registrant's Form 8-K, filed December 16, 2015.

10.56
Amendment No. 3 to Employment Agreement, dated February 10, 2016, between Hampton Roads Bankshares, Inc., and Thomas B. Dix III, incorporated by reference from Exhibit 10.1 to the Registrant's Form 8-K, filed February 16, 2016.

10.57
Amendment No. 4 to Employment Agreement, dated February10, 2016, between Hampton Roads Bankshares, Inc., Bank of Hampton Roads, and Donna W. Richards, incorporated by reference from Exhibit 10.2 to the Registrant's Form 8-K, filed February 16, 2016.

10.58
New Employment Agreement , dated February 10, 2016, between Hampton Roads Bankshares, Inc., and Thomas B. Dix III, incorporated by reference from Exhibit 10.3 to the Registrant's Form 8-K, filed February 16, 2016.

10.60
New Employment Agreement, dated February10, 2016, between Hampton Roads Bankshares, Inc., Bank of Hampton Roads, and Donna W. Richards, incorporated by reference from Exhibit 10.4 to the Registrant's Form 8-K, filed February 16, 2016.

10.61
Amendment No. 6 on Schedule 13D, dated February 10, 2016, to amend the Schedule 13D filed on October 12, 2010, incorporated by reference from Exhibit 10 to the Registrant's Schedule 13D, filed February 18, 2016.

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
101
The following materials from the Hampton Roads Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, filed herewith.