Form 10-Q
period 2016-03-31
HAMPTON ROADS BANKSHARES INC
filed 2016-05-11
CIK 1143155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes ☐ No ☒

The number of shares outstanding of the issuer's Common Stock as of April 29, 2016 was 171,330,585 shares, par value $0.01 per share.

HAMPTON ROADS BANKSHARES, INC.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)
(unaudited)	March 31, 2016	December 31, 2015
Assets:
Cash and due from banks	$17,356	$17,031
Interest-bearing deposits in other banks	721	691
Overnight funds sold and due from Federal Reserve Bank	43,855	46,024
Investment securities available for sale, at fair value	199,116	198,174
Restricted equity securities, at cost	12,007	9,830
Loans held for sale	51,306	56,486
Loans	1,520,844	1,541,502
Allowance for loan losses	(21,228)	(23,184)
Net loans	1,499,616	1,518,318
Premises and equipment, net	50,885	52,245
Interest receivable	4,305	4,116
Other real estate owned and repossessed assets,
net of valuation allowance	8,661	12,409
Net deferred tax assets, net of valuation allowance	90,723	92,142
Bank-owned life insurance	51,044	50,695
Other assets	10,778	7,779
Totals assets	$2,040,373	$2,065,940
Liabilities and Shareholders' Equity:
Deposits:
Noninterest-bearing demand	$291,770	$298,351
Interest-bearing:
Demand	696,751	693,413
Savings	63,971	61,023
Time deposits:
Less than $100	337,804	343,031
$100 or more	293,962	309,327
Total deposits	1,684,258	1,705,145
Federal Home Loan Bank borrowings	11,000	25,000
Other borrowings	29,811	29,689
Interest payable	481	463
Other liabilities	21,204	15,022
Total liabilities	1,746,754	1,775,319
Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000,000 shares authorized; none issued
and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares
authorized; 171,330,585 and 171,128,266 shares issued
and outstanding on March 31, 2016 and December 31, 2015,
respectively	1,713	1,711
Capital surplus	590,790	590,417
Accumulated deficit	(301,198)	(302,580)
Accumulated other comprehensive income, net of tax	1,768	560
Total shareholders' equity before non-controlling interest	293,073	290,108
Non-controlling interest	546	513
Total shareholders' equity	293,619	290,621
Total liabilities and shareholders' equity	$2,040,373	$2,065,940
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)	Three Months Ended
(unaudited)	March 31, 2016	March 31, 2015
Interest Income:
Loans, including fees	$16,732	$16,159
Investment securities	1,350	1,742
Overnight funds sold and due from FRB	44	59
Total interest income	18,126	17,960
Interest Expense:
Deposits:
Demand	839	674
Savings	16	10
Time deposits:
Less than $100	953	909
$100 or more	911	934
Interest on deposits	2,719	2,527
Federal Home Loan Bank borrowings	18	324
Other borrowings	473	418
Total interest expense	3,210	3,269
Net interest income	14,916	14,691
Provision for loan losses	—	600
Net interest income after provision for loan losses	14,916	14,091
Noninterest Income:
Mortgage banking revenue	4,439	4,223
Service charges on deposit accounts	1,139	1,142
Income from bank-owned life insurance	349	349
Gain on sale of investment securities available for sale (1)	—	112
Visa check card income	641	641
Other	384	858
Total noninterest income	6,952	7,325
Noninterest Expense:
Salaries and employee benefits	10,781	10,667
Professional and consultant fees	634	808
Occupancy	1,623	1,629
FDIC insurance	414	624
Data processing	1,308	1,431
Problem loan and repossessed asset costs	101	120
Impairments and gains and losses on sales of other real estate owned and repossessed assets, net	(177)	858
Impairments and gains and losses on sale of premises and equipment, net	—	14
Equipment	305	350
Directors' and regional board fees	246	302
Advertising and marketing	270	260
Merger-related expenses	1,568	—
Other	2,458	2,444
Total noninterest expense	19,531	19,507
Income before provision for income taxes	2,337	1,909
Provision for income taxes - current	15	40
Provision for income taxes - deferred	734	—
Net income	1,588	1,869
Net income attributable to non-controlling interest	206	534
Net income attributable to Hampton Roads Bankshares, Inc.	$1,382	$1,335
Per Share:
Basic and diluted income per share	$0.01	$0.01
(1) Includes $0 and $112 accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities during the three months ended March 31, 2016 and 2015, respectively.

See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	Three Months Ended
(unaudited)	March 31, 2016		March 31, 2015
Net income		1,588		1,869
Other comprehensive income, net of tax:
Change in unrealized gain (loss) on securities available for sale	1,893		1,916
Tax effect (*)	(685)		—
Reclassification adjustment for securities gains included in net income	—		(112)
Tax effect (*)	—		—
Other comprehensive income, net of tax		1,208		1,804
Comprehensive income		2,796		3,673
Comprehensive income attributable to non-controlling interest		206		534
Comprehensive income attributable to Hampton Roads Bankshares, Inc.		$2,590		$3,139
(*) At December 31, 2015, the Company determined that it was more likely than not that a portion of the valuation allowance on net deferred tax assets could be released, therefore, beginning in the fourth quarter of 2015, the tax effect on other comprehensive income (loss) is presented. In quarters prior to the fourth quarter of 2015, there was a full valuation allowance against its net deferred tax assets; therefore, there was no stated tax effect in those prior quarters.

See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated Other
(in thousands, except share data)	Common Stock		Capital	Accumulated	Comprehensive Income,	Non-controlling	Total Shareholders'
(unaudited)	Shares	Amount	Surplus	Deficit	Net of Tax	Interest	Equity
Balance at December 31, 2015	171,128,266	$1,711	$590,417	$(302,580)	$560	$513	$290,621
Net income	—	—	—	1,382	—	206	1,588
Other comprehensive income	—	—	—	—	1,208	—	1,208
Share-based compensation expense	—	—	420	—	—	—	420
Net settlement of restricted stock units	202,319	2	(47)	—	—	—	(45)
Distributed non-controlling interest	—	—	—	—	—	(173)	(173)
Balance at March 31, 2016	171,330,585	$1,713	$590,790	$(301,198)	$1,768	$546	$293,619
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Three Months Ended
(unaudited)	March 31, 2016	March 31, 2015
Operating Activities:
Net income	$1,588	$1,869
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	734	801
Deferred income tax expense	734	—
Amortization of fair value adjustments	272	79
Provision for loan losses	—	600
Proceeds from mortgage loans held for sale	153,876	130,729
Originations of mortgage loans held for sale	(148,696)	(164,156)
Share-based compensation expense	420	572
Net amortization of premiums and accretion of discounts on investment securities available for sale	59	355
Income from bank-owned life insurance	(349)	(349)
Gain on sale of investment securities available for sale	—	(112)
Impairments and gains and losses on sales of other real estate owned and repossessed assets	(177)	858
Impairments and gains and losses on sales of premises and equipment	—	14
Changes in:
Interest receivable	(189)	294
Other assets	(3,149)	(1,336)
Interest payable	18	22
Other liabilities	6,182	1,040
Net cash provided by (used in) operating activities	11,323	(28,720)
Investing Activities:
Proceeds from maturities and calls of investment securities available for sale	8,892	8,069
Proceeds from sale of investment securities available for sale	—	61,178
Purchase of investment securities available for sale	(8,000)	—
Proceeds from sale of restricted equity securities	4,122	2,121
Purchase of restricted equity securities	(6,299)	(196)
Proceeds from sale of premises and equipment	—	5
Purchase of premises and equipment	(108)	(140)
Net (increase) decrease in loans	18,254	(111,623)
Proceeds from sale of other real estate owned and repossessed assets, net	5,107	3,183
Net cash provided by (used in) investing activities	21,968	(37,403)
Financing Activities:
Net increase (decrease) in deposits	(20,887)	102,070
Repayments of short term Federal Home Loan Bank borrowings	(14,000)	—
Repayments of long term Federal Home Loan Bank borrowings	—	(40,000)
Repurchase of common stock in the settlement of restricted stock units	(45)	1
Distributed non-controlling interest	(173)	(173)
Net cash provided by (used in) financing activities	(35,105)	61,898
Decrease in cash and cash equivalents	(1,814)	(4,225)
Cash and cash equivalents at beginning of period	63,746	103,619
Cash and cash equivalents at end of period	$61,932	$99,394
Supplemental cash flow information:
Cash paid for interest	$3,070	$3,001
Cash paid for income taxes	—	3
Supplemental non-cash information:
Change in unrealized gain on securities available for sale	$1,208	$1,804
Transfer from other real estate owned and repossessed assets to loans	545	594
Transfer from loans to other real estate owned and repossessed assets	993	798
Transfer from premises and equipment to other real estate owned and repossessed assets	734	—
See accompanying notes to consolidated financial statements.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Hampton Roads Bankshares, Inc., (the “Company,” “we,” “us,” or “our”), have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. The Company has one banking subsidiary, The Bank of Hampton Roads (“BOHR” or "the Bank"), which constitutes substantially all of the Company’s assets and operations.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make assumptions, judgments, and estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the determination of the allowance for loan losses, the valuation of other real estate owned, determination of fair value for financial instruments, and tax assets, liabilities and expenses.

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

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The ASU changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient - expected term (nonpublic only); and (7) intrinsic value (nonpublic only). The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. The Company will evaluate whether adoption of this new standard will have a material impact on the Company’s consolidated financial statements.

Xenith Merger

On February 10, 2016, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Xenith Bankshares, Inc. (“Xenith”), a Virginia corporation, the holding company for Xenith Bank. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Xenith will merge with and into the Company (the “Merger”), with the Company as the surviving corporation in the Merger. Under the terms of the agreement, Xenith shareholders will receive 4.4 shares of Company common stock for each share of Xenith common stock. Based on the closing price of the Company’s common stock on February 10, 2016, the transaction was valued at approximately $107.2 million. Upon closing, the Company's shareholders and Xenith shareholders will own approximately 74% and 26%, respectively, of the stock in the combined company. The transaction is subject to shareholder and regulatory approval and is expected to close in the third quarter of 2016.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - Earnings Per Share

The following table shows the basic and diluted earnings per share calculations for the three months ended March 31, 2016 and 2015.  There were 3,428,783 and 5,510,035 stock options not included in the diluted earnings per share calculations for the three months ended March 31, 2016 and March 31, 2015, respectively, because to do so would be antidilutive.

(in thousands, except share and per share data)	Three Months Ended
(unaudited)	March 31, 2016	March 31, 2015

Net income attributable to Hampton Roads Bankshares, Inc.	$1,382	$1,335
Shares:
Weighted average shares outstanding	171,270,219	170,580,502
Weighted average vested restricted stock units	645,670	367,935

Weighted average number of common shares outstanding	171,915,889	170,948,437

Dilutive effect of TARP-related warrants	452,924	441,829
Dilutive effect of restricted stock units	275,020	821,518
Dilutive effect of stock options	91,896	—
Total dilutive effect	819,840	1,263,347

Diluted weighted average number of common shares outstanding	172,735,729	172,211,784
Basic and diluted income per share	$0.01	$0.01

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale at March 31, 2016 and December 31, 2015 were as follows.

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. agency securities	$11,913	$666	$—	$12,579
Corporate bonds	11,991	—	664	11,327
Mortgage-backed securities -
Agency	147,675	3,129	35	150,769
Asset-backed securities	23,796	6	774	23,028
Equity securities	970	443	—	1,413
Total investment securities
available for sale	$196,345	$4,244	$1,473	$199,116

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. agency securities	$12,565	$507	$—	$13,072
Corporate bonds	11,994	—	804	11,190
Mortgage-backed securities -
Agency	147,980	1,498	279	149,199
Asset-backed securities	23,787	—	495	23,292
Equity securities	970	451	—	1,421
Total investment securities
available for sale	$197,296	$2,456	$1,578	$198,174

Unrealized losses

The following tables reflect the fair values and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015.

	March 31, 2016
(in thousands)	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Corporate bonds	$—	$—	$11,327	$664	$11,327	$664
Mortgage-backed securities -
Agency	1,966	3	2,416	32	4,382	35
Asset-backed securities	13,543	493	5,664	281	19,207	774
	$15,509	$496	$19,407	$977	$34,916	$1,473

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
(in thousands)	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Corporate bonds	—	—	11,190	804	11,190	804
Mortgage-backed securities -
Agency	56,787	244	1,517	35	58,304	279
Asset-backed securities	17,554	291	5,738	204	23,292	495
	$74,341	$535	$18,445	$1,043	$92,786	$1,578

Debt securities with unrealized losses totaling $1.5 million at March 31, 2016 included four corporate securities, six mortgage-backed agency securities, and seven asset-backed securities, compared with unrealized losses totaling $1.6 million at December 31, 2015, which included four corporate securities, twenty-three mortgage-backed agency securities, and nine asset-backed securities. In instances where an unrealized loss did occur, there was no indication of an adverse change in credit on any of the underlying securities in the tables above. Management believes no individual unrealized loss represented an other-than-temporary impairment as of those dates. The Company does not intend to sell, and it is not more likely than not that the Company will be required to sell, the securities before the recovery of their amortized cost basis, which may be at maturity.

Other-than-temporary impairment (“OTTI”)

During the three months ended March 31, 2016 and 2015, none of the investment securities available for sale were determined to be other-than-temporarily impaired; therefore, no losses were recognized through noninterest income.

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

Maturities of investment securities

The amortized cost and fair value by contractual maturity of investment securities available for sale that are not determined to be other-than-temporarily impaired at March 31, 2016 and December 31, 2015 are shown below.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed and asset-backed securities, which are not due at a single maturity date, and equity securities, which do not have contractual maturities, are shown separately.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2016		December 31, 2015
	Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due after one year
but less than five years	2,128	2,182	2,253	2,304
Due after five years
but less than ten years	12,434	11,854	12,518	11,785
Due after ten years	9,342	9,870	9,788	10,173
Mortgage-backed securities -
Agency	147,675	150,769	147,980	149,199
Asset-backed securities	23,796	23,028	23,787	23,292
Equity securities	970	1,413	970	1,421
Total available for sale securities	$196,345	$199,116	$197,296	$198,174

Federal Home Loan Bank (“FHLB”)

The Company’s investment in FHLB stock totaled $2.3 million at March 31, 2016 and $2.9 million at December 31, 2015.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security because it is required to be held in order to access FHLB advances (i.e. borrowings).  It is carried at cost as there is no active market or exchange for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at March 31, 2016 and December 31, 2015, and no impairment has been recognized.

Federal Reserve Bank (“FRB”) and Other Restricted Stock

The Company’s investment in FRB and other restricted stock totaled $9.7 million at March 31, 2016 and $7.0 million at December 31, 2015.  FRB stock comprises the majority of this amount and is generally viewed as a long-term investment and as a restricted investment security as it is required to be held to effect membership in the Federal Reserve System.  It is carried at cost as there is not an active market or exchange for the stock other than the FRB or member institutions.  The Company does not consider these investments to be other-than-temporarily impaired at March 31, 2016 and December 31, 2015. No impairment has been recognized for any of the other restricted equity securities, including the investment in FRB.

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

The total of our loans by segment at March 31, 2016 and December 31, 2015 are as follows.

(in thousands)	March 31, 2016	December 31, 2015
Commercial and Industrial	$224,011	$233,319
Construction	139,593	141,208
Real estate - commercial mortgage	642,345	655,895
Real estate - residential mortgage	345,632	349,758
Installment	169,643	161,918
Deferred loan fees and related costs	(380)	(596)
Total loans	$1,520,844	$1,541,502
Allowance for Loan Losses

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the three months ended March 31, 2016 and 2015 is as follows.

	Three Months Ended March 31, 2016
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated Qualitative	Total
Allowance for loan losses:
Beginning balance	$3,576	$3,339	$6,302	$7,501	$839	$1,627	$23,184
Charge-offs	(46)	(312)	(751)	(1,603)	(53)	—	(2,765)
Recoveries	63	268	248	220	10	—	809
Provision	(529)	176	(727)	210	153	717	—
Ending balance	$3,064	$3,471	$5,072	$6,328	$949	$2,344	$21,228
Ending balance: attributable to
loans individually evaluated
for impairment	$205	$961	$1,126	$1,304	$88		$3,684
Recorded investment: loans
individually evaluated for
impairment	$3,700	$20,798	$27,225	$11,127	$98
Ending balance: attributable to
loans collectively evaluated
for impairment	$2,859	$2,510	$3,946	$5,024	$861	$2,344	$17,544
Recorded investment: loans
collectively evaluated for
impairment	$220,311	$118,795	$615,120	$334,505	$169,545

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2015
			Real Estate
	Commercial		Commercial	Residential
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Unallocated Qualitative	Total
Allowance for loan losses:
Beginning balance	$4,605	$4,342	$6,854	$7,142	$979	$3,128	$27,050
Charge-offs	(185)	(31)	(100)	(96)	(38)	—	(450)
Recoveries	363	430	57	97	30	—	977
Provision	(293)	487	796	(454)	93	(29)	600
Ending balance	$4,490	$5,228	$7,607	$6,689	$1,064	$3,099	$28,177
Ending balance: attributable to
loans individually evaluated
for impairment	$227	$1,318	$551	$1,984	$47		$4,127
Recorded investment: loans
individually evaluated for
impairment	$1,535	$10,795	$22,029	$15,174	$114
Ending balance: attributable to
loans collectively evaluated
for impairment	$4,263	$3,910	$7,056	$4,705	$1,017	$3,099	$24,050
Recorded investment: loans
collectively evaluated for
impairment	$250,709	$131,694	$613,732	$336,543	$153,060

Management believes the allowance for loan losses as of March 31, 2016 is adequate to absorb losses inherent in the portfolio.  However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.  Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.

Impaired Loans

Total impaired loans were $62.9 million and $65.9 million at March 31, 2016, and December 31, 2015, respectively.  The Company continues to resolve its troubled loans through charge-offs, curtailments, pay offs, and returns of loans to performing status. Collateral dependent impaired loans were $57.6 million and $60.5 million at March 31, 2016, and December 31, 2015, respectively, and are measured at the fair value of the underlying collateral less costs to sell. Impaired loans for which no allowance is provided totaled $21.5 million and $37.0 million at March 31, 2016, and December 31, 2015, respectively.  Loans written down to their estimated fair value of collateral less the costs to sell account for $4.2 million and $18.6 million of the impaired loans for which no allowance has been provided as of March 31, 2016, and December 31, 2015, respectively.  The remaining impaired loans for which no allowance is provided are expected to be fully covered by the fair value of the collateral, and therefore, no loss is expected on these loans.

The following charts show recorded investment, unpaid balance, and related allowance, as of March 31, 2016 and December 31, 2015, as well as average investment and interest recognized for the three months ended March 31, 2016 and 2015, for impaired loans by major segment and class.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2016			Three Months Ended March 31, 2016
	Recorded	Unpaid	Related	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$1,247	$1,594	$—	$1,476	$2
Construction
1-4 family residential
construction	—	—	—	—	—
Commercial construction	746	1,080	—	840	1
Real estate
Commercial Mortgage
Owner occupied	10,484	10,893	—	10,830	86
Non-owner occupied	4,255	6,338	—	4,541	17
Residential Mortgage
Secured by 1-4 family
1st lien	4,093	4,939	—	4,583	1
Junior lien	633	978	—	836	—
Installment	10	31	—	15	—
	$21,468	$25,853	$—	$23,121	$107
With an allowance recorded:
Commercial & Industrial	$2,453	$2,650	$205	$2,479	$—
Construction
1-4 family residential
construction	—	—	—	—	—
Commercial construction	20,052	21,374	961	20,075	49
Real estate
Commercial Mortgage
Owner occupied	8,516	8,616	1,035	8,657	49
Non-owner occupied	3,970	4,097	91	4,887	49
Residential Mortgage
Secured by 1-4 family
1st lien	4,830	4,830	703	4,856	32
Junior lien	1,571	1,571	601	1,624	11
Installment	88	88	88	88	—
	$41,480	$43,226	$3,684	$42,666	$190
Total:
Commercial & Industrial	$3,700	$4,244	$205	$3,955	$2
Construction	20,798	22,454	961	20,915	50
Real estate
Commercial mortgage	27,225	29,944	1,126	28,915	201
Residential mortgage	11,127	12,318	1,304	11,899	44
Installment	98	119	88	103	—
Total	$62,948	$69,079	$3,684	$65,787	$297

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015			Three Months Ended March 31, 2015
	Recorded	Unpaid	Related	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$3,735	$4,317	$—	$1,344	$2
Construction
1-4 family residential
construction	—	—	—	—	—
Commercial construction	14,913	16,485	—	4,630	16
Real estate
Commercial Mortgage
Owner occupied	10,309	10,607	—	12,737	74
Non-owner occupied	2,879	3,048	—	5,208	4
Residential Mortgage
Secured by 1-4 family
1st lien	4,253	4,649	—	6,866	15
Junior lien	872	1,336	—	1,495	1
Installment	10	31	—	14	—
	$36,971	$40,473	$—	$32,294	$112
With an allowance recorded:
Commercial & Industrial	$469	$469	$318	$311	$—
Construction
1-4 family residential
construction	—	—	—	—	—
Commercial construction	6,179	6,179	951	6,598	50
Real estate
Commercial Mortgage
Owner occupied	9,230	9,230	1,287	5,774	47
Non-owner occupied	5,530	7,030	629	—	—
Residential Mortgage
Secured by 1-4 family
1st lien	5,721	5,877	1,445	5,813	43
Junior lien	1,686	1,686	729	1,853	11
Installment	88	88	88	104	—
	$28,903	$30,559	$5,447	$20,453	$151
Total:
Commercial & Industrial	$4,204	$4,786	$318	$1,655	$2
Construction	21,092	22,664	951	11,228	66
Real estate
Commercial mortgage	27,948	29,915	1,916	23,719	125
Residential mortgage	12,532	13,548	2,174	16,027	70
Installment	98	119	88	118	—
Total	$65,874	$71,032	$5,447	$52,747	$263

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-performing Assets

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and other real estate owned and repossessed assets.  Our non-performing assets ratio, defined as the ratio of non-performing assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 2.71% and 2.98% at March 31, 2016 and December 31, 2015, respectively. Non-performing assets as of March 31, 2016 and December 31, 2015, were as follows.

(in thousands)	March 31, 2016	December 31, 2015
Loans 90 days past due and still accruing interest	$—	$—
Nonaccrual loans, including nonaccrual impaired loans	34,253	35,512
Other real estate owned and repossessed assets	8,661	12,409
Non-performing assets	$42,914	$47,921

A reconciliation of nonaccrual loans to impaired loans as of March 31, 2016 and December 31, 2015 is as follows.

(in thousands)	March 31, 2016	December 31, 2015
Nonaccrual loans, including nonaccrual impaired loans	34,253	35,512
TDRs on accrual	28,695	28,939
Impaired loans on accrual	—	1,423
Total impaired loans	$62,948	$65,874

Nonaccrual loans were $34.3 million at March 31, 2016 compared to $35.5 million at December 31, 2015. If income on nonaccrual loans had been recorded under original terms, $298 thousand and $428 thousand of additional interest income would have been recorded for the three months ended March 31, 2016 and 2015 respectively.

The following table provides a rollforward of nonaccrual loans for the three months ended March 31, 2016.

			Real Estate
(in thousands)	Commercial & Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Total
Balance at December 31, 2015	$4,101	$15,729	$9,325	$6,259	$98	$35,512
Transfers in	—	60	629	2,239	72	3,000
Transfers to OREO	(388)	—	(234)	(371)	—	(993)
Charge-offs	(46)	(312)	(751)	(1,603)	(53)	(2,765)
Payments	(46)	11	(262)	(147)	(19)	(463)
Return to accrual	—	—	—	(38)	—	(38)
Balance at March 31, 2016	$3,621	$15,488	$8,707	$6,339	$98	$34,253

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Age Analysis of Past Due Loans

An age analysis of past due loans as of March 31, 2016 and December 31, 2015 is as follows.

	March 31, 2016
							90 Days or
							More Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due and
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial & Industrial	$118	$74	$3,621	$3,813	$220,198	$224,011	$—
Construction
1-4 family residential
construction	153	—	—	153	24,916	25,069	—
Commercial construction	290	—	15,488	15,778	98,746	114,524	—
Real estate
Commercial Mortgage
Owner occupied	383	1,384	5,782	7,549	225,665	233,214	—
Non-owner occupied	230	—	2,925	3,155	405,976	409,131	—
Residential Mortgage
Secured by 1-4 family
1st lien	1,980	—	5,089	7,069	216,382	223,451	—
Junior lien	17	174	1,250	1,441	120,740	122,181	—
Installment	—	—	98	98	169,545	169,643	—
Deferred loan fees
and related costs	—	—	—	—	(380)	(380)	—
Total	$3,171	$1,632	$34,253	$39,056	$1,481,788	$1,520,844	$—

	December 31, 2015
							90 Days or
							More Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due and
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial & Industrial	$1,073	$85	$4,101	$5,259	$228,060	$233,319	$—
Construction
1-4 family residential
construction	—	—	—	—	23,364	23,364	—
Commercial construction	208	—	15,729	15,937	101,907	117,844	—
Real estate
Commercial Mortgage
Owner occupied	1,489	—	6,255	7,744	232,043	239,787	—
Non-owner occupied	282	—	3,070	3,352	412,756	416,108	—
Residential Mortgage
Secured by 1-4 family
1st lien	1,455	175	4,704	6,334	217,689	224,023	—
Junior lien	74	240	1,555	1,869	123,866	125,735	—
Installment	6	—	98	104	161,814	161,918	—
Deferred loan fees
and related costs	—	—	—	—	(596)	(596)	—
Total	$4,587	$500	$35,512	$40,599	$1,500,903	$1,541,502	$—

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality

The following tables provide information on March 31, 2016 and December 31, 2015 about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator.

	March 31, 2016
		Special Mention		Nonaccrual Loans
(in thousands)	Pass		Substandard		Total
Commercial & Industrial	$212,198	$6,781	$1,411	$3,621	$224,011
Construction
1-4 family residential
construction	25,069	—	—	—	25,069
Commercial construction	91,831	7,169	36	15,488	114,524
Real estate
Commercial Mortgage
Owner occupied	222,217	3,757	1,458	5,782	233,214
Non-owner occupied	391,858	5,963	8,385	2,925	409,131
Residential Mortgage
Secured by 1-4 family
1st lien	199,922	12,548	5,892	5,089	223,451
Junior lien	113,828	5,809	1,294	1,250	122,181
Installment	168,432	1,061	52	98	169,643
Deferred loan fees
and related costs	(380)	—	—	—	(380)
Total	$1,424,975	$43,088	$18,528	$34,253	$1,520,844

	December 31, 2015
		Special Mention		Nonaccrual Loans
(in thousands)	Pass		Substandard		Total
Commercial & Industrial	$220,225	$7,407	$1,586	$4,101	$233,319
Construction
1-4 family residential
construction	23,364	—	—	—	23,364
Commercial construction	94,855	7,260	—	15,729	117,844
Real estate
Commercial Mortgage
Owner occupied	228,273	3,792	1,467	6,255	239,787
Non-owner occupied	396,970	7,632	8,436	3,070	416,108
Residential Mortgage
Secured by 1-4 family
1st lien	200,992	12,576	5,751	4,704	224,023
Junior lien	116,630	5,762	1,788	1,555	125,735
Installment	160,708	1,055	57	98	161,918
Deferred loan fees
and related costs	(596)	—	—	—	(596)
Total	$1,441,421	$45,484	$19,085	$35,512	$1,541,502

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Modifications

Loans meeting the criteria to be classified as Troubled Debt Restructurings (“TDRs”) are included in impaired loans. As of March 31, 2016 and December 31, 2015, loans classified as TDRs were $30.5 million and $30.8 million, respectively.  The following table shows the loans classified as TDRs by management at March 31, 2016 and December 31, 2015.

(in thousands except number of contracts)	March 31, 2016		December 31, 2015
		Recorded Investment		Recorded Investment
Troubled Debt Restructurings	Number of Contracts		Number of Contracts
Commercial & Industrial	2	$79	2	$103
Construction
1-4 family residential construction	—	—	—	—
Commercial construction	4	5,386	4	5,440
Real estate
Commercial Mortgage
Owner occupied	13	14,307	13	14,388
Non-owner occupied	6	5,300	6	5,339
Residential Mortgage
Secured by 1-4 family, 1st lien	10	4,373	10	4,396
Secured by 1-4 family, junior lien	4	1,034	5	1,087
Installment	—	—	—	—
Total	39	$30,479	40	$30,753

Of total TDRs, $28.7 million was accruing and $1.8 million was nonaccruing at March 31, 2016 and $28.9 million was accruing and $1.8 million was nonaccruing at December 31, 2015.  Loans that are on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers whether such loans may return to accrual status.  TDRs in nonaccrual status may be returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan in accordance with the modified terms.  For the three months ended March 31, 2016, none of the nonaccrual TDRs were returned to accrual status.

The following table shows a rollforward of accruing and nonaccruing TDRs for the three months ended March 31, 2016.

(in thousands)	Accruing	Nonaccruing	Total
Balance at December 31, 2015	$28,939	$1,814	$30,753
Charge-offs	—	—	—
Payments	(244)	(30)	(274)
New TDR designation	—	—	—
Release TDR designation	—	—	—
Transfer	—	—	—
Balance at March 31, 2016	$28,695	$1,784	$30,479

The allowance for loan losses allocated to TDRs was $1.5 million and $1.6 million at March 31, 2016 and December 31, 2015, respectively.  There were no TDRs charged off and there was no allocated portion of allowance for loan losses associated with TDRs charged off, during the three months ended March 31, 2016. The total of TDRs charged off and the allocated portion of allowance for loan losses associated with TDRs charged off were $158 thousand and $135 thousand, respectively, during the year ended December 31, 2015.

The following table shows a summary of the primary reason and pre- and post-modification outstanding recorded investment for loan modifications that were classified as TDRs during the three months ended March 31, 2015.  There were no loan modifications that were classified as TDRs during the three months ended March 31, 2016. This table includes modifications made to existing

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TDRs as well as new modifications that are considered TDRs for the periods presented.  TDRs made with a below market rate that also include a modification of loan structure are included under rate change.

Three Months Ended March 31, 2015
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—	—	$—	$—
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Real estate
Commercial Mortgage
Owner occupied	2	391	391	—	—	—
Non-owner occupied	—	—	—	—	—	—
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	—	—	—
Secured by 1-4 family, junior lien	—	—	—	—	—	—
Installment	—	—	—	—	—	—
Total	2	$391	$391	—	$—	$—

For the three months ended March 31, 2016 and 2015, the Company had no loans for which there was a payment default and subsequent movement to nonaccrual status, that were modified as TDR’s within the previous twelve months.

Loans that are considered TDRs are considered specifically impaired and the primary consideration for measurement of impairment is the present value of the expected cash flows.  However, given the prevalence of real estate secured loans in the Company’s portfolio of troubled assets, the majority of the Company’s TDR loans are ultimately considered collateral-dependent.  As a practical expedient, impairments are, therefore, calculated based upon the estimated fair value of the underlying collateral and observable market prices for the sale of the respective notes are not considered as a basis for impairment for any of the Company’s loans as of March 31, 2016 and December 31, 2015.

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

The Company does not participate in any government or company sponsored TDR programs and holds no corresponding assets.  Rather, loans are individually modified in situations where the Company believes it will minimize the probability of losses to the Company.  Additionally, the Company had no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs at March 31, 2016 and December 31, 2015.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - Other Real Estate Owned and Repossessed Assets

The following table shows a rollforward of other real estate owned and repossessed assets for the three months ended March 31, 2016.

(in thousands)	Amount
Balance at December 31, 2015	$12,409
Transfers in (via foreclosure)	1,727
Sales	(5,652)
Gain on sales	249
Impairments	(72)
Balance at March 31, 2016	$8,661

As of March 31, 2016, there were $1.9 million of residential real estate properties included in the balance of other real estate owned and repossessed assets. Also at March 31, 2016, the Company held $1.2 million of real estate - residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process.

Other real estate owned and repossessed assets are presented net of an allowance for losses.  An analysis of the allowance for losses on these assets as of and for the three months ended March 31, 2016 and 2015 is as follows:

(in thousands)	March 31, 2016	March 31, 2015
Balance at beginning of year	$9,875	$7,553
Impairments	72	934
Charge-offs	(2,991)	(953)
Balance at end of period	$6,956	$7,534

Items applicable to other real estate owned and repossessed assets for the three months ended March 31, 2016 and 2015 include the following:

(in thousands)	March 31, 2016	March 31, 2015
Gain on sales	$(249)	$(76)
Impairments	72	934
Operating expenses	52	131
Total	$(125)	$989

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - Share-Based Compensation Plans

On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan (the “Plan”), which succeeds the Company’s 2006 Stock Incentive Plan and provided for the grant of up to 2,750,000 shares of our Common Stock as awards to employees of the Company and its related entities, members of the Board of Directors of the Company, and members of the board of directors of any of the Company’s related entities.  On June 25, 2012, the Company’s shareholders approved an amendment to the Plan that increased the number of shares reserved for issuance under the Plan to 13,675,000 of which 3,783,797 remain available for future grant as of March 31, 2016.

Stock Options

Outstanding stock options consist of grants made to the Company’s directors and employees under share-based compensation plans that have been approved by the Company’s shareholders.  All outstanding options issued prior to 2014 have original terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over three to ten years. During 2014, there were 5,510,035 stock options granted to certain Company executive managers. The options granted during 2014 ratably vest over a four year period between 2015 and 2018, and expire in August 2021. There were no stock options granted during the three months ended March 31, 2016. A summary of the Company’s stock option activity and related information for the three months ended March 31, 2016 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Contractual Term in Years

			(in thousands)
Balance at December 31, 2015	3,566,894	$2.31	$760	5.68
Granted	—	—
Forfeited and canceled	—	—
Expired	(78,165)	2.54
Balance at March 31, 2016	3,488,729	$2.30	$498	5.44
Options exercisable at
March 31, 2016	1,306,488	$3.40	$193	5.42

As of March 31, 2016, there was $1.7 million of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted-average period of 1.70 years.

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

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s unvested restricted stock unit activity and related information for the three months ended March 31, 2016 is as follows.

	Number of Unvested Awards	Weighted-Average Grant Date Fair Value

Balance at December 31, 2015	954,034	1.66
Granted	—	—
Vested	(69,639)	1.69
Forfeited and canceled	—	—
Balance at March 31, 2016	884,395	$1.66

Since the establishment of the Plan, there are 2,032,240 restricted stock units that have fully vested, of which 1,466,281 have settled in Common Stock of the Company as of March 31, 2016.

As of March 31, 2016, there was $972 thousand of total unrecognized compensation cost related to restricted stock units.  That cost is expected to be recognized over a weighted-average period of 1.36 years.

Compensation cost relating to share-based awards is accounted for in the consolidated financial statements based on the fair value of the share-based award.  Share-based compensation expense recognized in the consolidated statements of operations for the three months ended March 31, 2016 and 2015 was as follows.

(in thousands)	March 31, 2016	March 31, 2015
Expense recognized:
Related to stock options	$176	$332
Related to restricted stock units	244	243

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - Business Segment Reporting

The Company has identified its operating segments by product and subsidiary bank.  The Company’s community bank subsidiary BOHR provides loan and deposit services through full-service branches and loan production offices located in Virginia, North Carolina, Delaware, and Maryland. In addition to its banking operations, the Company has two additional reportable segments:  Mortgage and Corporate. Gateway Bank Mortgage, Inc. comprises our Mortgage segment and provides mortgage banking services such as originating and processing mortgage loans for sale to the secondary market.  Our Corporate segment includes the holding company, and immaterial passive operating results from inactive subsidiary units.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the 2015 Form 10-K.  Segment profit and loss is measured by net income.  Intersegment transactions are recorded at cost and eliminated as part of the consolidation process.  Because of the interrelationships between the segments, the information is not indicative of how the segments would perform if they operated as independent entities.

The following tables show certain financial information as of and for the three months ended March 31, 2016 and 2015 for each segment and in total.

(in thousands)	Total	Elimination	BOHR	Mortgage	Corporate
Three Months Ended March 31, 2016
Net interest income (loss)	$14,916	$—	$15,207	$154	$(445)
Provision for loan losses	—	—	(26)	26	—
Net interest income (loss)
after provision for loan losses	14,916	—	15,233	128	(445)
Noninterest income	6,952	(85)	2,972	4,476	(411)
Noninterest expense	19,531	(85)	15,253	3,997	366
Income (loss) before provision
for income taxes	2,337	—	2,952	607	(1,222)
Provision for income taxes	749	—	734	15	—
Net income (loss)	1,588	—	2,218	592	(1,222)
Net income attributable to
non-controlling interest	206	—	—	206	—
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$1,382	$—	$2,218	$386	$(1,222)
Total assets at March 31, 2016	$2,040,373	$(93,033)	$2,055,168	$71,134	$7,104

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Total	Elimination	BOHR	Mortgage	Corporate
Three Months Ended March 31, 2015
Net interest income (loss)	$14,691	$—	$15,020	$60	$(389)
Provision for loan losses	600	—	642	(42)	—
Net interest income (loss)
after provision for loan losses	14,091	—	14,378	102	(389)
Noninterest income	7,325	(102)	3,163	4,248	16
Noninterest expense	19,507	(76)	15,794	3,267	522
Income (loss) before provision
for income taxes	1,909	(26)	1,747	1,083	(895)
Provision for income taxes	40	—	8	32	—
Net income (loss)	1,869	(26)	1,739	1,051	(895)
Net income attributable to
non-controlling interest	534	—	—	534	—
Net income (loss) attributable to
Hampton Roads Bankshares, Inc.	$1,335	$(26)	$1,739	$517	$(895)
Total assets at March 31, 2015	$2,055,741	$(97,158)	$2,073,203	$69,746	$9,950

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - Derivative Instruments

Derivatives are a financial instrument whose value is based on one or more underlying assets.  The Company originates residential mortgage loans for sale into the secondary market on a best efforts basis.  In connection with the underwriting process, the Company enters into commitments to lock-in the interest rate of the loan with the borrower prior to funding (“interest rate lock commitments”).  Generally, such interest rate lock commitments are for periods less than 60 days.  These interest rate lock commitments are considered derivatives.  The Company manages its exposure to changes in fair value associated with these interest rate lock commitments by entering into simultaneous agreements to sell the residential loans to third party investors shortly after their origination and funding.  At March 31, 2016 and December 31, 2015, the Company had loans held for sale of $51.3 million and $56.5 million, respectively.

Under the contractual relationship in the best efforts method, the Company is obligated to sell the loans only if the loans close.  As a result of the terms of these contractual relationships, the Company is not exposed to changes in fair value nor will it realize gains related to its rate-lock commitments due to subsequent changes in interest rates.  At March 31, 2016 and December 31, 2015, the Company had rate-lock commitments to originate residential mortgage loans (unfunded par amount of loans) on a best efforts basis in the amounts of $76.9 million and $50.6 million, respectively.

As of March 31, 2016 and December 31, 2015, the Company has derivative financial instruments not included in hedge relationships. To meet the needs of its commercial customers, the Company uses interest rate swaps to manage its interest rate risk.  Derivative contracts are executed between the Company and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program enabling the commercial loan customers to effectively exchange variable-rate interest payments under their existing obligations for fixed-rate interest payments.  For the three months ended March 31, 2016 and 2015, the Company recorded no gains and $173 thousand, respectively, related to trading income on the interest rate swaps included in the back-to-back swap program that was included within other noninterest income on the Consolidated Statements of Operations.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of March 31, 2016 and December 31, 2015 is presented in the following tables:

		Gross	Net Amounts	Gross Amounts
		Amounts	of Assets	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
(in thousands)	Assets	Sheets	Sheets	Instruments	Received	Amount
Derivative assets:
March 31, 2016
Interest rate swap agreements	$2,604	$—	$2,604	$—	$—	$2,604
December 31, 2015
Interest rate swap agreements	1,219	—	1,219	—	—	1,219

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Gross	Net Amounts	Gross Amounts
		Amounts	of Liabilities	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Sheets	Sheets	Instruments	Pledged	Amount
Derivative liabilities:
March 31, 2016
Interest rate swap agreements	$2,604	$—	$2,604	$—	$2,604	$—
December 31, 2015
Interest rate swap agreements	1,219	—	1,219	—	1,219	—

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

Recurring Basis

The Company measures or monitors certain of its assets on a fair value basis.  Fair value is used on a recurring basis for those assets and liabilities for which an election was made as well as for certain assets and liabilities in which fair value is the primary basis of accounting.  The following tables reflect the fair value of assets measured and recognized at fair value on a recurring basis in the consolidated balance sheets at March 31, 2016 and December 31, 2015.

(in thousands)	March 31, 2016	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Investment securities available for sale
U.S. agency securities	$12,579	$—	$12,579	$—
Corporate bonds	11,327	—	11,327	—
Mortgage-backed securities -
Agency	150,769	—	150,769	—
Asset-backed securities	23,028	—	23,028	—
Equity securities	1,413	1,314	—	99
Total investment securities
available for sale	199,116	1,314	197,703	99
Derivative loan commitments	1,151	—	—	1,151
Interest rate swaps	2,604	—	2,604	—
Total assets	$202,871	$1,314	$200,307	$1,250

Liabilities
Interest rate swaps	$2,604	$—	$2,604	$—
Total liabilities	$2,604	$—	$2,604	$—

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2015	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Investment securities available for sale
U.S. agency securities	$13,072	$—	$13,072	$—
Corporate bonds	11,190	—	11,190	—
Mortgage-backed securities -
Agency	149,199	—	149,199	—
Asset-backed securities	23,292	—	23,292	—
Equity securities	1,421	1,322	—	99
Total investment securities
available for sale	198,174	1,322	196,753	99
Derivative loan commitments	1,020	—	—	1,020
Interest rate swaps	1,219	—	1,219	—
Total assets	$200,413	$1,322	$197,972	$1,119

Liabilities
Interest rate swaps	$1,219	$—	$1,219	$—
Total liabilities	$1,219	$—	$1,219	$—

The following table shows a rollforward of recurring fair value measurements categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2016 and 2015.

	Activity in Level 3		Activity in Level 3
	Fair Value Measurements		Fair Value Measurements
(in thousands)	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Investment Securities Available for Sale	Derivative Loan Commitments	Investment Securities Available for Sale	Derivative Loan Commitments

Description
Beginning of period balance	$99	$1,020	$280	$472
Unrealized gains included in:
Earnings	—	—	—	—
Other comprehensive income	—	—	—	—
Purchases	—	—	9	—
Sales	—	—	—	—
Issuances	—	131	—	743
Settlements	—	—	—	—
End of period balance	$99	$1,151	$289	$1,215

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

The following tables reflect the fair value of assets measured and recognized at fair value on a nonrecurring basis in the consolidated balance sheets at March 31, 2016 and December 31, 2015.

	Assets Measured at Fair Value	Fair Value Measurements at
		March 31, 2016 Using
(in thousands)		Level 1	Level 2	Level 3
Impaired loans	$54,146	$—	$—	$54,146
Other real estate owned
and repossessed assets	8,661	—	—	8,661

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Assets Measured at Fair Value	Fair Value Measurements at
		December 31, 2015 Using
		Level 1	Level 2	Level 3
Impaired loans	$55,279	$—	$—	$55,279
Other real estate owned
and repossessed assets	12,409	—	—	12,409

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

(in thousands except for percentages)		Significant Unobservable	Significant Unobservable
	Fair Value at	Inputs by	Inputs as of
Type	March 31, 2016	Valuation Technique	March 31, 2016
Derivative loan commitments	$1,151	Pull through rate	83%
		Percentage of loans that will
		ultimately close
Impaired loans	54,146	Appraised value	11%
		Average discounts to reflect current
		market conditions, ultimate collectability,
		and estimated costs to sell
Other real estate owned	8,661	Appraised value	11%
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

(j)    Commitments to Extend Credit and Standby Letters of Credit
The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments.  These deferred fees are not deemed significant at March 31, 2016 and December 31, 2015, and as such, the related fair values have not been estimated.

The carrying amounts and fair values of those financial instruments that are not recorded at fair value, or have carrying amounts that approximate fair value, at March 31, 2016 and December 31, 2015 were as follows.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2016
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
(in thousands)			Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,499,616	$1,514,312	$—	$—	$1,514,312
Financial Liabilities:
Deposits	1,684,258	1,674,489	—	1,674,489	—
FHLB borrowings	11,000	10,959	—	10,959	—
Other borrowings	29,811	56,703	—	56,703	—

	December 31, 2015
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
(in thousands)			Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,518,318	$1,525,606	$—	$—	$1,525,606
Financial Liabilities:
Deposits	1,705,145	1,678,886	—	1,678,886	—
FHLB borrowings	25,000	25,000	—	25,000	—
Other borrowings	29,689	56,703	—	56,703	—
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
For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments, or results, you should carefully review the risk factors summarized below and the more detailed discussion in the Company's 2015 Form 10-K, Part I, Item 1A "Risk Factors".  Our risks include, without limitation, the following:

•	Our success is largely dependent on attracting and retaining key management team members;

•
We are not paying dividends on our Common Stock currently and absent regulatory approval are prevented from doing so. The failure to resume paying dividends on our Common Stock may adversely affect the market price of our Common Stock;

•
We incurred significant losses from 2009 to 2012. While we returned to profitability in 2013 and continued to be profitable during 2014, 2015, and into 2016, we can make no assurances that will continue. An inability to improve our profitability could adversely affect our operations and our capital levels;

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

•	Banking regulators have broad enforcement power, but regulations are meant to protect depositors and not investors;

•	The fiscal, monetary, and regulatory policies of the federal government and its agencies could have a material adverse effect on our results of operations;

•	Government legislation and regulation may adversely affect our business, financial condition, and results of operations;

•	The soundness of other financial institutions could adversely affect us;

•	Completion of the Merger with Xenith is subject to the satisfaction of numerous conditions, and the Merger may not be completed on the proposed terms, within the expected timeframe, or at all;

•
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger;

•	Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized;

•	Termination of the Merger Agreement, or failure to complete the Merger, could negatively impact our stock price and our future business and financial results;

•	We will be subject to business uncertainties and contractual restrictions while the Merger is pending;

•	If the Merger is not completed, we will have incurred substantial expenses and committed substantial time and resources without realizing the expected benefits of the Merger; and

•	The combined company may not be able to realize our deferred income tax assets.
Our forward-looking statements could be incorrect in light of these risks, uncertainties, and assumptions.  The future events, developments, or results described in this report could turn out to be materially different.  We have no obligation to publicly update or revise our forward-looking statements after the date of this report and you should not expect us to do so.
Critical Accounting Policies
U.S. generally accepted accounting principles (“GAAP”) are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex assumptions, judgments, and estimates.  Our assumptions, judgments, and estimates may be incorrect, and changes in such assumptions, judgments, and estimates may have a material impact on the consolidated financial statements.  Actual results, in fact, could differ materially from those estimates.  We consider our policies on allowance for loan losses, the valuation of deferred taxes, and the valuation of other real estate owned to be critical accounting policies. Refer to our 2015 Form 10-K for further discussion of these policies.
Company Overview
Hampton Roads Bankshares, Inc. (the “Company”) is a bank holding company headquartered in Virginia Beach, Virginia. The Company’s primary subsidiary is The Bank of Hampton Roads (“BOHR” or "the Bank").
BOHR engages in general community and commercial banking business, targeting the needs of individuals and small- to medium-sized businesses in our primary service areas. Currently, BOHR operates 17 full-service offices in the Hampton Roads region of southeastern Virginia. In addition, BOHR has 10 full-service offices throughout Richmond, Virginia and the Northeastern and Research Triangle regions of North Carolina that do business as Gateway Bank (“Gateway”), and 7 full-service offices on the Eastern Shore of Virginia and in Maryland and 3 loan production offices in Maryland and Delaware, all of which do business as Shore Bank. Through various divisions, BOHR also provides mortgage banking and marine financing. Our largest investor shareholders include Anchorage Capital Group, L.L.C. (“Anchorage”), CapGen Capital Group VI LP (“CapGen”), and The Carlyle Group, L.P. (“Carlyle”). Anchorage, CapGen, and Carlyle own 24.75%, 29.78%, and 24.75%, respectively, of the outstanding shares of our Common Stock as of March 31, 2016.

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
Material Trends
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
The Company's largest market in which it does business, the Hampton Roads region, is located in the southeast coastal area of Virginia, which includes the cities of Norfolk, Virginia Beach, and Chesapeake. This market continues to see slow but steady economic improvement.
According to the U.S. Bureau of Labor Statistics, the unemployment rate for the Virginia Beach-Norfolk-Newport News, Va.-N.C. Metropolitan Statistical Area was 4.8% in March 2016, compared to 5.2% in March 2015, and total non-farm employment rose 1.4% from March 2015 to March 2016.
Hampton Roads home sales and prices both rose in March compared with a year ago. The Real Estate Information Network said that for the first three months of the 2016, the number of homes sold in the area has grown 10 percent, with the median sales price rising 4.7 percent compared with the same time a year ago.
The Federal Reserve Board announced on April 27, 2016 that the target range for the federal funds rate would remain unchanged at ¼ to ½ percent, citing slowing economic activity and soft business investment. The Federal Open Market Committee continues to closely monitor inflation indicators and global economic and financial developments. In determining the timing and size of future

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

adjustments to the target range for the federal funds rate, the Committee stated that it will assess realized and expected economic conditions relative to its objectives of maximum employment and 2 percent inflation. Based on this recent announcement, we expect the low interest rate environment to continue through the remainder of 2016.
Overall the loan portfolio declined $20.7 million or 1.3% during the first quarter of 2016. Although most loan categories experienced some level of decline due to loan originations lagging loan paydowns, installment loans grew $7.7 million or 4.8% as marine financing saw healthy growth in new loan originations. In spite of these overall recent trends, the Company's goal is to grow the overall loan portfolio in all the markets we serve.
Classified loans (RG7-9) decreased to 3.47% of the consolidated portfolio in the first quarter of 2016 versus 3.54% in the fourth quarter of 2015 and down markedly from 4.09% one year ago. Loan charge-offs and reduced newly defaulted loans in the first quarter pushed impaired loans downward in the period. First quarter resolutions were primarily in the form of charge-off, though there continue to be modest payments as well.
With mortgage loan market rates continuing to be favorable, mortgage banking revenue in the first quarter of 2016 was up 5.1% over the same period in 2015.
For further discussion of the material trends and uncertainties that may affect our results and financial condition, refer to the risk factors discussed in the Company's 2015 Form 10-K, Part I, Item 1A "Risk Factors".

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
The Company reported net income for the three months ended March 31, 2016, as it did for all of the last three years, compared to reporting net operating losses for 2010 to 2012, primarily resulting from improved general economic conditions and credit performance of the Company’s loan portfolio.  There is no guarantee that we will be able to maintain this improvement in our net income. In addition to the risk that the broader economic conditions will stagnate or reverse their improvements, our mortgage banking earnings, which have been a significant source of noninterest income, are particularly volatile due to their dependence upon the direction and level of mortgage interest rates.  As of March 31, 2016, the Company exceeded the regulatory capital minimums and BOHR was considered “well capitalized” under the risk-based capital standards.
The following is a summary of our financial condition as of March 31, 2016 and our financial performance for the three months then ended.

•	Assets declined $25.6 million or 1.2% from December 31, 2015. A major contributor to this decline in assets was in loans as paydown activity exceeded new loan originations during the quarter.

•
Loans have declined $20.7 million or 1.3% since December 31, 2015. Most loan categories experienced some level of decline, except for installment loans, which grew $7.7 million or 4.8% as marine financing saw healthy growth in new loan originations.

•
Allowance for loan losses decreased $2.0 million, or 8.4% to $21.2 million at March 31, 2016; down from $23.2 million at December 31, 2015. Lower historical losses in the lookback period, combined with a contracted loan portfolio, and charge-offs moved the allowance lower. There was no additional loss provision expense recorded in the first quarter of 2016.

•	Deposits declined $20.9 million or 1.2% from December 31, 2015. The majority of this decline was in time deposits, driven mainly by the maturing of a portion of our national certificates of deposit.

•
Net interest income increased $225 thousand during the three months ended March 31, 2016 as compared to the same period in 2015.  The growth in net interest income continues to be as a result from the shift away from lower yielding assets into loans for which the Company earns a higher yield.

•	Net interest margin was 3.30% and 3.14% for the three months ended March 31, 2016 and March 31, 2015, respectively.

•
Noninterest income for the three months ended March 31, 2016 declined $373 thousand compared to the same period in 2015. Mortgage banking revenue continues to be a positive driver increasing $216 thousand. Offsetting this growth in mortgage banking revenue is a year-over-year decline in gain on sale of investment securities available for sale, and other noninterest income.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

•
Noninterest expense for the three months ended March 31, 2016 increased $24 thousand compared to the same period in 2015. The overall increase in noninterest expense was primarily driven by merger-related expenses, offset by declines in impairment and gains and losses on sales of other real estate owned and repossessed assets.

•
The Company's return on average assets ratio (ROAA) was 0.27%, and 0.26% for the three months ended March 31, 2016 and 2015, respectively, and its return on average equity ratio (ROAE) was 1.89% and 2.66% for the three months ended March 31, 2016 and 2015, respectively.

•
Our effective tax rate was 32.05% for the three months ended March 31, 2016 compared to 2.08% for the same period in 2015.  These taxes related to current state income taxes owed and the change in net deferred tax assets.  These rates differ from the statutory rate due primarily due to the partial valuation allowance in 2016, and the full valuation allowance in 2015, against the Company’s net deferred tax assets.

ANALYSIS OF RESULTS OF OPERATIONS
Net income attributable to Hampton Roads Bankshares, Inc. for the three months ended March 31, 2016 was $1.4 million as compared with net income for the three months ended March 31, 2015 of $1.3 million.

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
Table 1:  Average Balance Sheet and Net Interest Margin Analysis

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015			2016 Compared to 2015
							Interest
		Interest	Average		Interest	Average	Income/	Variance
(in thousands, except	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to
average yield/rate data)	Balance	Expense	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Loans	$1,564,868	$16,732	4.30%	$1,519,205	$16,159	4.31%	$573	$(321)	$894
Investment securities	209,932	1,350	2.59	267,303	1,742	2.64	(392)	(28)	(364)
Overnight funds sold
and due from FRB	45,066	44	0.39	110,226	59	0.22	(15)	96	(111)
Interest-bearing deposits
in other banks	708	—	—	1,741	—	—	—	—	—
Total interest-earning assets	1,820,574	18,126	4.00	1,898,475	17,960	3.84	166	(253)	419
Noninterest-earning assets	214,374			135,972
Total assets	$2,034,948			$2,034,447
Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$689,306	$839	0.49%	$631,011	$674	0.43%	$165	$100	$65
Savings deposits	62,138	16	0.10	57,471	11	0.08	5	4	1
Time deposits	642,461	1,864	1.17	673,419	1,843	1.11	21	365	(344)
Total interest-bearing deposits	1,393,905	2,719	0.78	1,361,901	2,528	0.75	191	469	(278)
Borrowings	41,473	491	4.76	181,831	741	1.65	(250)	1,568	(1,818)
Total interest-bearing liabilities	1,435,378	3,210	0.90	1,543,732	3,269	0.86	(59)	2,037	(2,096)
Noninterest-bearing liabilities
Demand deposits	287,839			267,408
Other liabilities	17,025			22,455
Total noninterest-bearing liabilities	304,864			289,863
Total liabilities	1,740,242			1,833,595
Shareholders' equity	294,706			200,852
Total liabilities and shareholders' equity	$2,034,948			$2,034,447
Net interest income		$14,916			$14,691
Net interest spread			3.10%			2.98%
Net interest margin			3.30%			3.14%
Note: Interest income from loans includes fees of $201 thousand and $263 thousand for the three months ended March 31, 2016 and 2015, respectively.

Interest income earned from average interest-earning assets increased in the quarter ended March 31, 2016, compared to the same period in 2015, predominantly as a result of the Company's decision in 2015 to shift its asset mix more towards loans and away from lower yielding investment securities and overnight funds. Although there was a decline in period-end loan balances between December 31, 2015 and March 31, 2016, the Company's overall strategy is to continue to maximize interest income generated by its various classes of interest earning assets.
Interest expense on average interest-bearing liabilities declined overall mainly due to the Company replacing maturing long term FHLB advances with lower cost overnight FHLB funds, offset by strategically offered higher rates on certain deposit products in order to attract additional deposits.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Noninterest Income
Noninterest income comprised 27.7% and 29.0% of total revenue during the three months ended March 31, 2016, and March 31, 2015, respectively.  We define total revenue as the sum of interest income and noninterest income.
Table 2 provides a summary of noninterest income for the three months ended March 31, 2016 and 2015.
Table 2:  Noninterest Income

	Three Months Ended March 31,		2016 Compared to 2015
(in thousands, except for percentages)	2016	2015	$	%
Mortgage banking revenue	$4,439	$4,223	$216	5.1%
Service charges on deposit accounts	1,139	1,142	(3)	(0.3)
Income from bank-owned life insurance	349	349	—	—
Gain on sale of investment securities available for sale	—	112	(112)	(100.0)
Visa check card income	641	641	—	—
Other	384	858	(474)	(55.2)
Total noninterest income	$6,952	$7,325	$(373)	(5.1)%
Mortgage banking revenue continued to see healthy growth during the first quarter of 2016, as favorable market interest rates continued to drive demand for mortgage financing. There were no sales of investment securities during the first quarter of 2016. The decline in other noninterest income is mainly driven by one-time loan monitoring fees related to the marine financing portfolio that benefited the first quarter of 2015, a decline in rental income related to the sale of other real estate owned and repossessed assets, and a decline in trading income.
Noninterest Expense
Noninterest expense represents our operating and overhead expenses.  The efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income excluding securities gains was 89.3% during the three months ended March 31, 2016 compared to 89.1% for the same period in 2015. Table 3 provides a summary of noninterest expense for the three months ended March 31, 2016 and 2015.
Table 3:  Noninterest Expense

	Three Months Ended March 31,		2016 Compared to 2015
(in thousands, except for percentages)	2016	2015	$	%
Salaries and employee benefits	$10,781	$10,667	$114	1.1%
Professional and consultant fees	634	808	(174)	(21.5)
Occupancy	1,623	1,629	(6)	(0.4)
FDIC insurance	414	624	(210)	(33.7)
Data processing	1,308	1,431	(123)	(8.6)
Problem loan and repossessed asset costs	101	120	(19)	(15.8)
Impairments and gains and losses on sales of other real estate owned and repossessed assets, net	(177)	858	(1,035)	(120.6)
Impairments and gains and losses on sales of premises and equipment, net	—	14	(14)	(100.0)
Equipment	305	350	(45)	(12.9)
Directors' and regional board fees	246	302	(56)	(18.5)
Advertising and marketing	270	260	10	3.8
Merger-related expenses	1,568	—	1,568	100.0
Other	2,458	2,444	14	0.6
Total noninterest expense	$19,531	$19,507	$24	0.1%
As the Company's credit and risk profile improves, and legacy legal issues are resolved, professional and consultant fees and FDIC insurance expense have declined. The decline in impairment and gains and losses on sales of other real estate owned and repossessed assets was driven mainly by the year-over-year decline in the size of this asset portfolio and the timing of the Company recording impairments. Additionally, in 2016 the Company incurred expenses pertaining to the Merger.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ANALYSIS OF FINANCIAL CONDITION
Assets were $2.0 billion at March 31, 2016, declining $25.6 million from December 31, 2015.
Cash and Cash Equivalents. Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB.  Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity.  Cash and cash equivalents as of March 31, 2016 were $61.9 million compared to $63.7 million at December 31, 2015 and consisted mainly of deposits with the FRB.
Investment Securities. Our investment portfolio at March 31, 2016 consisted primarily of U.S. agency, mortgage-backed securities (“MBS”), and asset-backed securities ("ABS"). The Company performs due diligence of each security on a pre- and post-purchase basis to evaluate the underlying collateral and invests in the investment grade tranches of securitizations. However, should defaults or loss severities exceed the credit enhancement in the structure, payment of principal or interest may be impacted. The Company currently does not own any collateralized loan obligation securities that would require divestiture under the Volcker Rule of the Dodd-Frank Act.
Our available for sale securities are reported at fair value and are used primarily for liquidity, pledging, earnings, and asset / liability management purposes and are reviewed quarterly for possible impairment.  Due to portfolio activity, the fair value of our available for sale investment securities at March 31, 2016 increased to $199.1 million compared to $198.2 million at December 31, 2015.
Loans. As a holding company of a community bank, we have a primary objective of meeting the business and consumer credit needs within our markets where standards of profitability, client relationships, and credit quality intersect. Our loan portfolio is comprised of commercial and industrial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment loans. Lending decisions are based upon evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan. Personal guarantees are required on most loans; however, prudent exceptions are made on occasion based upon the financial viability of the borrowing entity or the underlying project that is being financed. Gross loans declined by $20.7 million or 1.3% during the three months ended March 31, 2016.  Most loan categories experienced some level of decline, except for installment loans, which grew $7.7 million or 4.8% as marine financing saw healthy growth in loan originations. It is the intent of the Company to continue to grow the loan portfolio in all the markets we serve.
Credit concentrations are measured against internal and prudential regulatory guidelines. Additionally, our business practices and internal guidelines and underwriting standards will continue to be followed in making lending decisions in order to manage exposure to credit-related losses.
Allowance for Loan Losses and Provision for Loan Losses. The allowance for loan losses was $21.2 million or 1.40% of outstanding loans as of March 31, 2016 compared with $23.2 million or 1.50% of outstanding loans as of December 31, 2015.
The allowance for loan losses declined $2.0 million, or 8.4%, during the three months ended March 31, 2016 as a result of charge-offs exceeding recoveries and no corresponding expense recorded attributable to provision for loan losses during the three months ended March 31, 2016. This compares to $600 thousand recorded for the same period in 2015. We did not make any significant changes to our methodology or model for estimating the allowance for loan losses during 2016. Management believes it is likely that it will experience a reduction in recoveries from previously charged off balances and that the Company will need to record a provision for loan losses in future quarters in order to maintain the allowance for loan losses at a prudent level depending upon future loan growth.

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The allowance consists of specific, general, and unallocated qualitative components.  Table 4 provides an allocation of the allowance for loan losses and other related information at March 31, 2016 and December 31, 2015.
Table 4:  Allowance for Loan Losses Components and Related Data

(in thousands, except for percentages)	March 31, 2016	December 31, 2015
Allowance for loan losses:
Specific component	$3,684	$5,447
Pooled component	15,200	16,110
Unallocated qualitative component	2,344	1,627
Total	$21,228	$23,184
Impaired loans	$62,948	$65,874
Non-impaired loans	1,457,896	1,475,628
Total loans	$1,520,844	$1,541,502

Specific component as % of impaired loans	5.85%	8.27%
Pooled component as % of non-impaired loans	1.04	1.09
Allowance as % of loans	1.40	1.50
Allowance as % of nonaccrual loans	61.97	65.28
The specific component of our allowance for loan losses relates to loans that are determined to be impaired and, therefore, are individually evaluated for impairment.  The specific component decreased during the three months ended March 31, 2016, primarily due to charge-off activity. This charge-off activity also drove impaired loans to decrease to $62.9 million at March 31, 2016 from $65.9 million at December 31, 2015.  Of these loans, $34.3 million were on nonaccrual status at March 31, 2016 as compared with $35.5 million at December 31, 2015, a decrease of 3.5%. The general or pooled component relates to groups of homogeneous loans collectively evaluated for the appropriate level of reserve. The combination of lower historical loss rates and the recent decline in the overall loan portfolio drove a decline in general reserves. An unallocated qualitative component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated qualitative portion of the allowance for loan losses increased mainly due to the inverse relationship between the general reserve portion of the allowance and the unallocated qualitative portion. Under our model, when the general reserves decline due to lower historical loss rates, the unallocated qualitative reserve will generally rise.
Table 5 displays certain asset quality ratios as of March 31, 2016 and December 31, 2015.
Table 5:  Asset Quality Ratios

	March 31, 2016	December 31, 2015

Non-performing loans with no allowance due to previous charge-offs as a percentage of total loans	0.28%	1.21%
Non-performing loans with no allowance due to previous charge-offs as a percentage of non-performing loans	12.30	52.52
Charge-off rate for non-performing loans with no allowance due to previous charge-offs	50.99	15.81
Coverage ratio net of non-performing loans with no allowance due to previous charge-offs	70.67	137.49
Total allowance divided by total loans less non-performing loans with no allowance due to previous charge-offs	1.40	1.52
Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	8.88	18.85

At March 31, 2016, management believed the level of the allowance for loan losses to be commensurate with the risk existing in our portfolio. The allowance for loan losses is an estimate based upon the data in hand at a particular time and that estimate involves some amount of judgment regarding that data. However, the allowance is subject to regulatory examinations and determination as

HAMPTON ROADS BANKSHARES, INC
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.
Non-Performing Assets. Management classifies non-performing assets as those loans on which payments have been delinquent 90 days and are still accruing interest, nonaccrual loans, and other real estate owned and repossessed assets.  Total non-performing assets were $42.9 million and $47.9 million at March 31, 2016 and December 31, 2015, respectively. Our non-performing assets ratio, defined as the ratio of non-performing assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 2.71% and 2.98% at March 31, 2016 and December 31, 2015, respectively. At March 31, 2016 and December 31, 2015 there were no loans categorized as 90 days or more past due and still accruing interest.  Loans in nonaccrual status totaled $34.3 million and $35.5 million at March 31, 2016 and December 31, 2015, respectively. Loans are placed in nonaccrual status when the collection of principal or interest becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever occurs first, unless there are extenuating circumstances. We had $8.7 million and $12.4 million of other real estate owned and repossessed assets at March 31, 2016 and December 31, 2015, respectively.  This decline was mainly due to sales of real estate owned outpacing foreclosure and repossession activity during the three months ended March 31, 2016.
Deposits. Deposits declined $20.9 million or 1.2% from December 31, 2015, mainly due to the maturing of a portion of our national certificates of deposit.
Borrowings. We use short-term and long-term borrowings from various sources including the FRB discount window, FHLB, and trust preferred securities.  We manage the level of our borrowings to optimize our earning asset mix while maintaining sufficient liquidity to meet the daily needs of our customers.  Borrowings with the FHLB declined during the three months ended March 31, 2016 due to a lower reserve requirement. Refer to our 2015 Form 10-K for further discussion about our borrowings.
Liquidity. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  It is used by management to provide continuous access to sufficient, reasonably priced funds.  We continued to maintain a strong liquidity position during the three months ended March 31, 2016. At March 31, 2016, cash and cash equivalents were $61.9 million, and investment securities available for sale, at fair value were $199.1 million.
Overnight federal funds purchased through the FHLB amounted to $11.0 million at March 31, 2016. We also possess additional sources of liquidity through a variety of borrowing arrangements.  The Bank also maintains federal funds lines with three regional banking institutions and through the FRB Discount Window.  These available lines totaled approximately $78.9 million at March 31, 2016, and none of these lines were utilized for borrowing purposes at March 31, 2016.
Capital Resources. Total shareholders’ equity increased $3.0 million or 1.0% to $293.6 million at March 31, 2016, from $290.6 million at December 31, 2015. The Company and the Bank are subject to regulatory capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Bank must meet specific capital guidelines that involve quantitative and qualitative measures to ensure capital adequacy. Common Equity Tier 1 capital and Tier 1 capital is comprised of shareholders’ equity, net of unrealized gains or losses on available for sale securities, less intangible assets, less deferred tax assets net of valuation allowance, subject to limits, other adjustments, plus certain debt instruments. Total risk-based capital adds qualifying allowances for loan losses.
As of March 31, 2016, our consolidated regulatory capital ratios were Common Equity Tier 1 Capital Ratio of 14.65%, Tier 1 Risk-Based Capital Ratio of 15.11%, Total Risk-Based Capital Ratio of 16.35%, and Tier 1 Leverage Ratio of 13.05%.  As of March 31, 2016, the Company exceeded the regulatory capital minimums, and BOHR was considered “well capitalized” under the risk-based capital standards.  The Bank's Common Equity Tier 1 Capital Ratio, Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio, and Tier 1 Leverage Ratio were as follows: 14.72%, 14.72%, 15.96%, and 12.69%, respectively.
Contractual Obligations. We have contractual obligations to make future payments on debt and lease agreements.  Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties.  Our contractual obligations consist of time deposits, borrowings, and operating lease obligations.
Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet our customers’ financing needs.  For more information on our off-balance sheet arrangements, refer to Note 12, Financial Instruments with Off-Balance Sheet Risk, of the Notes to Consolidated Financial Statements contained in the 2015 Form 10-K.

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
The table below illustrates the expected effect on net interest income for the twelve months following March 31, 2016 and December 31, 2015 due to an immediate change in interest rates.  Estimated changes set forth below are dependent on material assumptions, such as those previously discussed.
Effect on Net Interest Income

	March 31, 2016		December 31, 2015
	Change in Net Interest Income		Change in Net Interest Income
(in thousands, except for percentages)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$1,910	3.07%	$2,101	3.32%
+100 basis points	944	1.52	1,023	1.62
–100 basis points	(2,129)	(3.42)	(2,129)	(3.37)
–200 basis points	N/A	N/A	N/A	N/A

As of March 31, 2016, we project an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment.  As of December 31, 2015, we projected an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment. The down 200 basis points scenario is not performed based on the currently low interest rate environment.
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

HAMPTON ROADS BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2016 were effective in providing reasonable assurance that material information is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Exchange Act and the rules and regulations promulgated thereunder.

Changes in Internal Control over Financial Reporting.  No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

For information regarding factors that could affect the Company's results of operations, financial condition, or liquidity, see the risk factors discussed in the Company's 2015 Form 10-K, Part I, Item 1A "Risk Factors". There have been no material changes to the risk factors as previously disclosed in the 2015 Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of the Company’s Common Stock in the open market and through privately negotiated transactions. There were no share repurchase transactions conducted during the three months ended March 31, 2016.

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

HAMPTON ROADS BANKSHARES, INC.
(Registrant)

DATE:	May 11, 2016	/s/ Thomas B. Dix III
Thomas B. Dix III
Chief Financial Officer

HAMPTON ROADS BANKSHARES, INC.

Exhibit Index
Hampton Roads Bankshares, Inc.

Exhibit Number	Description
2.1
Agreement and Plan of Reorganization, dated as of February 10, 2016, by and between Hampton Roads Bankshares, Inc. and Xenith Bankshares, Inc. (attached as Exhibit 2.1 to the Current Report on Form 8-K filed February 16, 2016 and incorporated by reference herein)

10.1
Amendment No. 3, effective as of February 10, 2016, to Employment Agreement of Thomas B. Dix III dated August 19, 2014 (attached as Exhibit 10.1 to the Current Report on Form 8-K filed February 16, 2016 and incorporated by reference herein)

10.2
Amendment No. 4, effective as of February 10, 2016, to Employment Agreement of Donna W. Richards dated May 22, 2013 (attached as Exhibit 10.2 to the Current Report on Form 8-K filed February 16, 2016 and incorporated by reference herein)

10.3	Employment Agreement with Thomas B. Dix III, dated February 10, 2016 (attached as Exhibit 10.3 to the Current Report on Form 8-K filed February 16, 2016 and incorporated by reference herein)
10.4	Employment Agreement with Donna W. Richards, dated February 10, 2016 (attached as 10.4 to the Current Report on Form 8-K filed February 16, 2016 and incorporated by reference herein)
31.1	The Rule 13a-14(a)/15d-14(a) Certification of Interim Chief Executive Officer, filed herewith.
31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.
32.1	Statement of Interim Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101
The following materials from the Hampton Roads Bankshares, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2016 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, filed herewith.