Form 10-Q
period 2016-06-30
Xenith Bankshares, Inc.
filed 2016-08-09
CIK 1143155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Commission File Number:  001-32968

Xenith Bankshares, Inc.
(Exact name of registrant as specified in its charter)

Virginia	54-2053718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One James Center, 901 E. Cary Street, Suite 1700, Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 433-2200
(Registrant's telephone number, including area code)

Hampton Roads Bankshares, Inc., 641 Lynnhaven Parkway, Virginia Beach, Virginia, 23452
(Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐ No ☒

The number of shares outstanding of the issuer's Common Stock as of August 7, 2016 was 230,768,774 shares, par value $0.01 per share.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited)
(in thousands, except share data)	June 30, 2016	December 31, 2015
Assets:
Cash and due from banks	$16,166	$17,031
Interest-bearing deposits in other banks	705	691
Overnight funds sold and due from Federal Reserve Bank	47,613	46,024
Investment securities available for sale, at fair value	200,427	198,174
Restricted equity securities, at cost	15,693	9,830
Loans held for sale	61,713	56,486
Loans	1,562,155	1,541,502
Allowance for loan losses	(22,911)	(23,184)
Net loans	1,539,244	1,518,318
Premises and equipment, net	50,941	52,245
Interest receivable	3,846	4,116
Other real estate owned and repossessed assets,
net of valuation allowance	4,086	12,409
Net deferred tax assets, net of valuation allowance	88,760	92,142
Bank-owned life insurance	51,346	50,695
Other assets	11,908	7,779
Totals assets	$2,092,448	$2,065,940
Liabilities and Shareholders' Equity:
Deposits:
Noninterest-bearing demand	$306,627	$298,351
Interest-bearing:
Demand	662,780	693,413
Savings	68,281	61,023
Time deposits:
Less than $100	322,272	343,031
$100 or more	283,799	309,327
Total deposits	1,643,759	1,705,145
Federal Home Loan Bank borrowings	98,000	25,000
Other borrowings	29,936	29,689
Interest payable	495	463
Other liabilities	22,358	15,022
Total liabilities	1,794,548	1,775,319
Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000,000 shares authorized; none issued
and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares
authorized; 171,530,585 and 171,128,266 shares issued
and outstanding on June 30, 2016 and December 31, 2015,
respectively	1,715	1,711
Capital surplus	590,982	590,417
Accumulated deficit	(298,575)	(302,580)
Accumulated other comprehensive income, net of tax	2,913	560
Total shareholders' equity before non-controlling interest	297,035	290,108
Non-controlling interest	865	513
Total shareholders' equity	297,900	290,621
Total liabilities and shareholders' equity	$2,092,448	$2,065,940
See accompanying notes to consolidated financial statements.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest Income:
Loans, including fees	$16,845	$17,452	$33,577	$33,612
Investment securities	1,364	1,555	2,713	3,297
Overnight funds sold and due from Federal Reserve Bank	38	40	83	99
Total interest income	18,247	19,047	36,373	37,008
Interest Expense:
Deposits:
Demand	831	670	1,669	1,344
Savings	24	13	40	23
Time deposits:
Less than $100	890	943	1,844	1,853
$100 or more	822	1,007	1,733	1,941
Interest on deposits	2,567	2,633	5,286	5,161
Federal Home Loan Bank borrowings	66	251	84	574
Other borrowings	499	424	972	842
Total interest expense	3,132	3,308	6,342	6,577
Net interest income	15,115	15,739	30,031	30,431
Provision for loan losses	—	—	—	600
Net interest income after provision for loan losses	15,115	15,739	30,031	29,831
Noninterest Income:
Mortgage banking revenue	5,789	5,500	10,228	9,722
Service charges on deposit accounts	1,118	1,298	2,256	2,440
Earnings from bank-owned life insurance	302	305	651	655
Gain on sale of investment securities available for sale (1)	15	126	15	238
Visa check card income	707	676	1,348	1,317
Other	468	506	853	1,364
Total noninterest income	8,399	8,411	15,351	15,736
Noninterest Expense:
Salaries and employee benefits	10,797	11,249	21,577	21,916
Professional and consultant fees	621	1,459	1,254	2,267
Occupancy	1,624	1,626	3,248	3,255
FDIC insurance	431	399	845	1,023
Data processing	1,456	1,606	2,763	3,037
Problem loan and repossessed asset costs	101	492	202	612
Impairments and gains and losses on sales of other real estate owned and repossessed assets, net	(396)	387	(573)	1,245
Impairments and gains and losses on sale of premises and equipment, net	(1)	—	(1)	14
Equipment	242	335	546	685
Directors' and regional board fees	394	293	640	594
Advertising and marketing	266	445	536	705
Merger-related expenses	1,077	—	2,646	—
Other	2,403	2,570	4,862	5,016
Total noninterest expense	19,015	20,861	38,545	40,369
Income before provision for income taxes	4,499	3,289	6,837	5,198
Provision for income taxes - current	21	35	36	75
Provision for income taxes - deferred	1,311	—	2,046	—
Net income	3,167	3,254	4,755	5,123
Net income attributable to non-controlling interest	544	528	750	1,062
Net income attributable to Xenith Bankshares, Inc.	$2,623	$2,726	$4,005	$4,061
Per Share:
Basic and diluted income per share	$0.02	$0.02	$0.02	$0.02
(1) Includes $15, $126, $15, and $238 accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities during the three and six months ended June 30, 2016 and 2015, respectively. The tax effect related to this reclassification included in Provision for income taxes - deferred, was $5 for the three and six months ended June 30, 2016, respectively.

See accompanying notes to consolidated financial statements.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)	Three Months Ended				Six Months Ended
(in thousands)	June 30, 2016		June 30, 2015		June 30, 2016		June 30, 2015
Net income		$3,167		$3,254		$4,755		$5,123
Other comprehensive income (loss), net of tax:
Change in unrealized gain (loss) on securities available for sale	$1,810		$(1,218)		$3,703		$698
Income tax effect (*)	(655)		—		(1,340)		—
Reclassification adjustment for securities gains included in net income	(15)		(126)		(15)		(238)
Income tax effect (*)	5		—		5		—
Other comprehensive income (loss), net of tax		1,145		(1,344)		2,353		460
Comprehensive income		4,312		1,910		7,108		5,583
Comprehensive income attributable to non-controlling interest		544		528		750		1,062
Comprehensive income attributable to Xenith Bankshares, Inc.		$3,768		$1,382		$6,358		$4,521
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

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated Other
(unaudited)	Common Stock		Capital	Accumulated	Comprehensive Income,	Non-controlling	Total Shareholders'
(in thousands, except share data)	Shares	Amount	Surplus	Deficit	Net of Tax	Interest	Equity
Balance at December 31, 2015	171,128,266	$1,711	$590,417	$(302,580)	$560	$513	$290,621
Net income	—	—	—	4,005	—	750	4,755
Other comprehensive income, net of tax	—	—	—	—	2,353	—	2,353
Share-based compensation expense	—	—	614	—	—	—	614
Net settlement of restricted stock units	402,319	4	(49)	—	—	—	(45)
Distributed non-controlling interest	—	—	—	—	—	(398)	(398)
Balance at June 30, 2016	171,530,585	$1,715	$590,982	$(298,575)	$2,913	$865	$297,900
See accompanying notes to consolidated financial statements.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015
Operating Activities:
Net income	$4,755	$5,123
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,410	1,594
Deferred income tax expense	2,046	—
Amortization of fair value adjustments	495	223
Provision for loan losses	—	600
Proceeds from mortgage loans held for sale	337,584	324,368
Originations of mortgage loans held for sale	(342,811)	(367,650)
Share-based compensation expense	614	1,217
Net amortization of premiums and accretion of discounts on investment securities available for sale	751	1,257
Income from bank-owned life insurance	(651)	(655)
Gain on sale of investment securities available for sale	(15)	(238)
Impairments and gains and losses on sales of other real estate owned and repossessed assets	(573)	1,245
Impairments and gains and losses on sales of premises and equipment	(1)	14
Changes in:
Interest receivable	270	388
Other assets	(4,433)	2,603
Interest payable	32	3
Other liabilities	7,336	1,552
Net cash provided by (used in) operating activities	6,809	(28,356)
Investing Activities:
Proceeds from maturities and calls of investment securities available for sale	16,009	16,617
Proceeds from sale of investment securities available for sale	31,632	82,694
Purchase of investment securities available for sale	(46,941)	(7,836)
Proceeds from sale of restricted equity securities	8,937	5,839
Purchase of restricted equity securities	(14,800)	(1,551)
Proceeds from sale of premises and equipment	9	26
Purchase of premises and equipment	(848)	(626)
Net increase in loans	(21,292)	(107,220)
Proceeds from sale of other real estate owned and repossessed assets, net	10,052	7,171
Net cash used in investing activities	(17,242)	(4,886)
Financing Activities:
Net increase (decrease) in deposits	(61,386)	93,115
Net increase in short term Federal Home Loan Bank borrowings	73,000	—
Repayments of long term Federal Home Loan Bank borrowings	—	(98,000)
Repurchase of common stock in the settlement of restricted stock units	(45)	1
Distributed non-controlling interest	(398)	(699)
Net cash provided by (used in) financing activities	11,171	(5,583)
Increase (Decrease) in cash and cash equivalents	738	(38,825)
Cash and cash equivalents at beginning of period	63,746	103,619
Cash and cash equivalents at end of period	$64,484	$64,794
Supplemental cash flow information:
Cash paid for interest	$6,063	$6,120
Cash paid for income taxes	63	4
Supplemental non-cash information:
Change in unrealized gain on investment securities available for sale, net of tax	$2,353	$460
Transfer from other real estate owned and repossessed assets to loans	1,194	594
Transfer from other real estate owned and repossessed assets to other assets	—	1,410
Transfer from loans to other real estate owned and repossessed assets	1,560	1,811
Transfer from premises and equipment to other real estate owned and repossessed assets	734	—
See accompanying notes to consolidated financial statements.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Basis of Presentation

On July 29, 2016, Xenith Bankshares, Inc. ("Legacy Xenith") merged with and into Hampton Roads Bankshares, Inc. ("HMPR") with HMPR as the surviving corporation in the merger (the "Xenith Merger"). Immediately following the Xenith Merger, Legacy Xenith’s wholly owned subsidiary, Xenith Bank, a Virginia banking corporation, merged with and into HMPR's one banking subsidiary, The Bank of Hampton Roads ("BOHR"), a Virginia banking corporation, pursuant to a separate merger agreement and related plan of merger with BOHR as the surviving entity (the “Xenith Bank Merger”). Immediately upon consummation of the Xenith Bank Merger, HMPR, as the surviving corporation in the Xenith Merger changed its name to Xenith Bankshares, Inc. and BOHR, the surviving bank in the Xenith Bank Merger changed its name to Xenith Bank. For purposes of this quarterly report on Form 10-Q, all information contained herein as of and for the periods ended June 30, 2016 reflects the operations of HMPR prior to the merger, and does not include any such information related to Legacy Xenith, and all references to "Xenith Bankshares, Inc." or to "the Company" as of and for the periods ended June 30, 2016 are references to the company formerly known as HMPR and all references to the "Bank" are to the bank formerly known as BOHR. See Note K - Subsequent Events, for further discussion of the Xenith Merger.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. The Company has one banking subsidiary which constitutes substantially all of the Company’s assets and operations.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), filed under the name Hampton Roads Bankshares, Inc.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make assumptions, judgments, and estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the determination of the allowance for loan losses, the valuation of other real estate owned and repossessed assets, determination of fair value for financial instruments, and tax assets, liabilities and expenses.

Recent Accounting Pronouncements

During the second quarter of 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (“new revenue standard”). ASU 2014-09 represents a comprehensive reform of many of the revenue recognition requirements in GAAP. The ASU creates a new topic within the Accounting Standards Codification (“ASC”), Topic 606, Revenue from Contracts with Customers ("Topic 606"). The new revenue standard will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition, and supersedes or amends much of the industry-specific revenue recognition guidance found throughout the ASC. The core principle of the new revenue standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Topic 606 creates a five-step process for achieving that core principle: (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue when an entity has completed the performance obligations. Topic 606 also requires additional disclosures that allow users of the financial statements to understand the nature, timing, and uncertainty of revenue and cash flows resulting from contracts with customers. The effective date of Topic 606 is for the year beginning January 1, 2018. The new revenue standard permits the use of retrospective or cumulative effect transition methods. A majority of the Company’s contracts with customers (i.e., financial instruments) do not fall within the scope of Topic 606; therefore, the Company does not expect the new revenue standard to have a material effect on the Company’s consolidated financial statements.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02 Leases, ASC Topic 842 ("Topic 842"), which replaces ASC Topic 840 Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee are as follows:

For finance leases, a lessee is required to do the following:
1. Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position;
2. Recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income; and
3. Classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows.

For operating leases, a lessee is required to do the following:
1. Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position;
2. Recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis; and
3. Classify all cash payments within operating activities in the statement of cash flows.

The effective date for public business entities of Topic 842 is for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating whether adoption of this new standard will have a material effect on the Company’s consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. ASU 2016-09 changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient - expected term (nonpublic only); and (7) intrinsic value (nonpublic only). The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those years for public business entities. Early adoption is permitted in any interim or annual period provided that the entire ASU is adopted. The Company is evaluating whether adoption of this new standard will have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The changes are effective for public business entities that are SEC filers, for annual and interim periods in fiscal years beginning after December 15, 2019. An entity may early adopt the standard for annual and interim periods in fiscal years beginning after December 15, 2018. The Company is evaluating the impact the adoption of this new standard will have on the Company’s consolidated financial statements.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - Earnings Per Share

The following table shows the basic and diluted earnings per share calculations for the three and six months ended June 30, 2016 and 2015.  There were 3,094,753 and 3,136,437 stock options not included in the diluted earnings per share calculations for the three and six months ended June 30, 2016, respectively, and 5,510,035 and 5,510,035 for the same periods in 2015, respectively, because their inclusion would be antidilutive.

(unaudited)	Three Months Ended		Six Months Ended
(in thousands, except share and per share data)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net income attributable to Xenith Bankshares, Inc.	$2,623	$2,726	$4,005	$4,061
Shares:
Weighted average shares outstanding	171,337,178	170,697,216	171,303,699	170,639,182
Weighted average vested restricted stock units	472,178	807,956	551,889	807,956
Weighted average number of common shares outstanding	171,809,356	171,505,172	171,855,588	171,447,138

Dilutive effect of TARP-related warrants	455,954	477,405	454,483	460,964
Dilutive effect of restricted stock units	367,922	692,701	330,985	634,629
Dilutive effect of stock options	101,012	—	98,273	—
Total dilutive effect	924,888	1,170,106	883,741	1,095,593
Diluted weighted average number of common shares outstanding	172,734,244	172,675,278	172,739,329	172,542,731
Basic and diluted income per share	$0.02	$0.02	$0.02	$0.02

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - Investment Securities

The amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale at June 30, 2016 and December 31, 2015 were as follows.

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Corporate bonds	989	—	2	987
Mortgage-backed securities -
Agency	179,050	4,016	19	183,047
Asset-backed securities	14,852	39	156	14,735
Equity securities	970	688	—	1,658
Total investment securities
available for sale	$195,861	$4,743	$177	$200,427

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
U.S. agency securities	$12,565	$507	$—	$13,072
Corporate bonds	11,994	—	804	11,190
Mortgage-backed securities -
Agency	147,980	1,498	279	149,199
Asset-backed securities	23,787	—	495	23,292
Equity securities	970	451	—	1,421
Total investment securities
available for sale	$197,296	$2,456	$1,578	$198,174

Unrealized losses

The following tables reflect the fair values and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015.

	June 30, 2016
(in thousands)	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Corporate bonds	$—	$—	$987	$2	$987	$2
Mortgage-backed securities -
Agency	—	—	876	19	876	19
Asset-backed securities	5,358	45	3,834	111	9,192	156
	$5,358	$45	$5,697	$132	$11,055	$177

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
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

Debt securities with unrealized losses totaling $177 thousand at June 30, 2016 included one corporate security, one mortgage-backed agency security, and three asset-backed securities, compared with unrealized losses totaling $1.6 million at December 31, 2015, which included four corporate securities, twenty-three mortgage-backed agency securities, and nine asset-backed securities. In instances where an unrealized loss did occur, there was no indication of an adverse change in credit on any of the underlying securities in the tables above. Management believes no individual unrealized loss represented an other-than-temporary impairment as of those dates. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell the securities before the recovery of their amortized cost basis, which may be at maturity.

Other-than-temporary impairment (“OTTI”)

During the six months ended June 30, 2016 and 2015, none of the investment securities available for sale were determined to be other-than-temporarily impaired; therefore, no losses were recognized through noninterest income.

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

Maturities of investment securities

The amortized cost and fair value by contractual maturity of investment securities available for sale that are not determined to be other-than-temporarily impaired at June 30, 2016 and December 31, 2015 are shown below.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed and asset-backed securities, which are not due at a single maturity date, and equity securities, which do not have contractual maturities, are shown separately.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2016		December 31, 2015
	Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due after one year
but less than five years	989	987	2,253	2,304
Due after five years
but less than ten years	—	—	12,518	11,785
Due after ten years	—	—	9,788	10,173

Mortgage-backed securities - Agency	179,050	183,047	147,980	149,199
Asset-backed securities	14,852	14,735	23,787	23,292
Equity securities	970	1,658	970	1,421
Total available for sale securities	$195,861	$200,427	$197,296	$198,174

Federal Home Loan Bank (“FHLB”)

The Company’s investment in FHLB stock totaled $6.0 million at June 30, 2016 and $2.9 million at December 31, 2015.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security because it is required to be held in order to access FHLB advances (i.e. borrowings).  The Company typically earns dividends from its investment in FHLB stock. For the three months ended June 30, 2016, the FHLB declared a dividend at an annualized rate of 4.64%. The investment in FHLB stock is carried at cost as there is no active market or exchange for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at June 30, 2016 and December 31, 2015, and no impairment has been recognized.

Federal Reserve Bank (“FRB”) and Other Restricted Stock

The Company’s investment in FRB and other restricted stock totaled $9.7 million at June 30, 2016 and $7.0 million at December 31, 2015.  FRB stock comprises the majority of this amount and is generally viewed as a long-term investment and as a restricted investment security as it is required to be held to effect membership in the Federal Reserve System.  It is carried at cost as there is not an active market or exchange for the stock other than the FRB or member institutions.  The Company does not consider these investments to be other-than-temporarily impaired at June 30, 2016 and December 31, 2015. No impairment has been recognized for any of the other restricted equity securities, including the investment in FRB.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - Loans and Allowance for Loan Losses

The Company's loan portfolio is comprised of the following loan types:  commercial and industrial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment.  The Company's primary lending objective is to meet business and consumer needs in our market areas while maintaining our standards of profitability and credit quality and enhancing client relationships.  All lending decisions are based upon a thorough evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan.  With few exceptions, personal guarantees are required on all loans.

Gross loans by type at June 30, 2016 and December 31, 2015 are as follows:

(in thousands)	June 30, 2016	December 31, 2015
Commercial and Industrial	$226,072	$233,319
Construction	140,387	141,208
Real estate - commercial mortgage	652,684	655,895
Real estate - residential mortgage	341,606	349,758
Installment	200,896	161,918
Deferred loan fees and related costs	510	(596)
Total loans	$1,562,155	$1,541,502
Allowance for Loan Losses

A rollforward of the activity within the allowance for loan losses by loan type and recorded investment in loans for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30, 2016
			Real Estate
	Commercial		Commercial	Residential		Unallocated
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Qualitative	Total
Allowance for loan losses:
Beginning balance	$3,064	$3,471	$5,072	$6,328	$949	$2,344	$21,228
Charge-offs	(53)	(323)	(889)	(291)	(52)	—	(1,608)
Recoveries	2,492	476	187	130	6	—	3,291
Provision	(3,033)	2,375	(367)	1,398	(217)	(156)	—
Ending balance	$2,470	$5,999	$4,003	$7,565	$686	$2,188	$22,911

	Three Months Ended June 30, 2015
			Real Estate
	Commercial		Commercial	Residential		Unallocated
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Qualitative	Total
Allowance for loan losses:
Beginning balance	$4,490	$5,228	$7,607	$6,689	$1,064	$3,099	$28,177
Charge-offs	(185)	(433)	(166)	(373)	(89)	—	(1,246)
Recoveries	277	60	177	285	6	—	805
Provision	2,007	(574)	(1,178)	(731)	(193)	669	—
Ending balance	$6,589	$4,281	$6,440	$5,870	$788	$3,768	$27,736

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2016
			Real Estate
	Commercial		Commercial	Residential		Unallocated
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Qualitative	Total
Allowance for loan losses:
Beginning balance	$3,576	$3,339	$6,302	$7,501	$839	$1,627	$23,184
Charge-offs	(99)	(635)	(1,640)	(1,894)	(105)	—	(4,373)
Recoveries	2,555	744	435	350	16	—	4,100
Provision	(3,562)	2,551	(1,094)	1,608	(64)	561	—
Ending balance	$2,470	$5,999	$4,003	$7,565	$686	$2,188	$22,911
Ending balance: attributable to
loans individually evaluated
for impairment	$145	$3,715	$320	$1,489	$—		$5,669
Recorded investment: loans
individually evaluated for
impairment	$1,335	$20,145	$25,695	$10,341	$9
Ending balance: attributable to
loans collectively evaluated
for impairment	$2,325	$2,284	$3,683	$6,076	$686	$2,188	$17,242
Recorded investment: loans
collectively evaluated for
impairment	$224,737	$120,242	$626,989	$331,265	$200,887

	Six Months Ended June 30, 2015
			Real Estate
	Commercial		Commercial	Residential		Unallocated
(in thousands)	and Industrial	Construction	Mortgage	Mortgage	Installment	Qualitative	Total
Allowance for loan losses:
Beginning balance	$4,605	$4,342	$6,854	$7,142	$979	$3,128	$27,050
Charge-offs	(369)	(464)	(266)	(470)	(128)	—	(1,697)
Recoveries	640	491	234	382	36	—	1,783
Provision	1,713	(88)	(382)	(1,184)	(99)	640	600
Ending balance	$6,589	$4,281	$6,440	$5,870	$788	$3,768	$27,736
Ending balance: attributable to
loans individually evaluated
for impairment	$2,845	$1,662	$351	$1,576	$2		$6,436
Recorded investment: loans
individually evaluated for
impairment	$8,026	$24,024	$26,071	$12,475	$69
Ending balance: attributable to
loans collectively evaluated
for impairment	$3,744	$2,619	$6,089	$4,294	$786	$3,768	$21,300
Recorded investment: loans
collectively evaluated for
impairment	$234,997	$120,806	$611,053	$337,611	$154,327

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management believes the allowance for loan losses as of June 30, 2016 is adequate to absorb losses inherent in the portfolio.  However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.  Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.

Impaired Loans

Total impaired loans were $57.5 million and $65.9 million at June 30, 2016 and December 31, 2015, respectively.  The Company continues to resolve its troubled loans through charge-offs, curtailments, pay offs, and returns of loans to performing status. Collateral dependent impaired loans were $52.2 million and $60.5 million at June 30, 2016 and December 31, 2015, respectively, and are measured at the fair value of the underlying collateral less costs to sell. Impaired loans for which no allowance is provided totaled $25.6 million and $37.0 million at June 30, 2016 and December 31, 2015, respectively.  Loans written down to their estimated fair value of collateral less costs to sell account for $6.3 million and $18.6 million of the impaired loans for which no allowance has been provided as of June 30, 2016, and December 31, 2015, respectively.  The remaining impaired loans for which no allowance is provided are expected to be fully covered by the fair value of the collateral; therefore, no loss is expected on these loans.

The following charts show recorded investment, unpaid balance, and related allowance, as of June 30, 2016 and December 31, 2015, as well as average investment and interest recognized for the three and six months ended June 30, 2016 and 2015, for impaired loans by major loan type and class.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2016			Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
	Recorded	Unpaid	Related	Average	Interest	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$1,072	$1,420	$—	$1,209	$1	$1,276	$3
Construction
1-4 family residential
construction	—	—	—	—	—	—	—
Commercial construction	521	831	—	553	1	556	1
Real estate
Commercial Mortgage
Owner occupied	12,515	13,761	—	12,867	73	12,891	146
Non-owner occupied	7,722	9,804	—	8,041	63	8,075	127
Residential Mortgage
Secured by 1-4 family
1st lien	3,292	4,160	—	3,722	1	3,741	3
Junior lien	464	741	—	660	—	670	—
Installment	9	29	—	14	—	14	—
	$25,595	$30,746	$—	$27,066	$139	$27,223	$280
With an allowance recorded:
Commercial & Industrial	$263	$263	$145	$292	$—	$299	$—
Construction
1-4 family residential
construction	—	—	—	—	—	—	—
Commercial construction	19,624	21,245	3,715	19,760	49	19,791	99
Real estate
Commercial Mortgage
Owner occupied	5,218	5,218	305	5,248	52	5,279	100
Non-owner occupied	240	240	15	240	3	240	6
Residential Mortgage
Secured by 1-4 family
1st lien	5,060	5,060	904	5,098	33	5,116	64
Junior lien	1,525	1,525	585	1,584	11	1,587	22
Installment	—	—	—	—	—	—	—
	$31,930	$33,551	$5,669	$32,222	$148	$32,312	$291
Total:
Commercial & Industrial	$1,335	$1,683	$145	$1,501	$1	$1,575	$3
Construction	20,145	22,076	3,715	20,313	50	20,347	100
Real estate
Commercial mortgage	25,695	29,023	320	26,396	191	26,485	379
Residential mortgage	10,341	11,486	1,489	11,064	45	11,114	89
Installment	9	29	—	14	—	14	—
Total	$57,525	$64,297	$5,669	$59,288	$287	$59,535	$571

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015			Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Recorded	Unpaid	Related	Average	Interest	Average	Interest
(in thousands)	Investment	Balance	Allowance	Investment	Recognized	Investment	Recognized
With no related
allowance recorded:
Commercial & Industrial	$3,735	$4,317	$—	$2,107	$2	$2,128	$4
Construction
1-4 family residential
construction	—	—	—	—	—	—	—
Commercial construction	14,913	16,485	—	2,624	15	2,735	31
Real estate
Commercial Mortgage
Owner occupied	10,309	10,607	—	12,886	74	12,919	148
Non-owner occupied	2,879	3,048	—	8,486	38	8,510	77
Residential Mortgage
Secured by 1-4 family
1st lien	4,253	4,649	—	5,354	7	5,377	14
Junior lien	872	1,336	—	1,358	1	1,390	2
Installment	10	31	—	69	—	69	—
	$36,971	$40,473	$—	$32,884	$137	$33,128	$276
With an allowance recorded:
Commercial & Industrial	$469	$469	$318	$6,000	$—	$6,097	$—
Construction
1-4 family residential
construction	—	—	—	—	—	—	—
Commercial construction	6,179	6,179	951	21,703	49	21,776	99
Real estate
Commercial Mortgage
Owner occupied	9,230	9,230	1,287	5,295	50	5,318	96
Non-owner occupied	5,530	7,030	629	956	13	958	25
Residential Mortgage
Secured by 1-4 family
1st lien	5,721	5,877	1,445	5,115	48	5,231	99
Junior lien	1,686	1,686	729	1,694	11	1,697	22
Installment	88	88	88	4	—	4	—
	$28,903	$30,559	$5,447	$40,767	$171	$41,081	$341
Total:
Commercial & Industrial	$4,204	$4,786	$318	$8,107	$2	$8,225	$4
Construction	21,092	22,664	951	24,327	64	24,511	130
Real estate
Commercial mortgage	27,948	29,915	1,916	27,623	175	27,705	346
Residential mortgage	12,532	13,548	2,174	13,521	67	13,695	137
Installment	98	119	88	73	—	73	—
Total	$65,874	$71,032	$5,447	$73,651	$308	$74,209	$617

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-performing Assets

Non-performing assets consist of loans 90 days past due and still accruing interest, nonaccrual loans, and other real estate owned and repossessed assets.  At June 30, 2016 and December 31, 2015 there were no loans categorized as 90 days or more past due and still accruing interest.  The Company's non-performing assets ratio, defined as the ratio of non-performing assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 2.09% and 2.98% at June 30, 2016 and December 31, 2015, respectively. Non-performing assets as of June 30, 2016 and December 31, 2015, were as follows.

(in thousands)	June 30, 2016	December 31, 2015
Loans 90 days past due and still accruing interest	$—	$—
Nonaccrual loans	29,938	35,512
Other real estate owned and repossessed assets	4,086	12,409
Total non-performing assets	$34,024	$47,921

A reconciliation of nonaccrual loans to impaired loans as of June 30, 2016 and December 31, 2015 is as follows.

(in thousands)	June 30, 2016	December 31, 2015
Nonaccrual loans	29,938	35,512
TDRs on accrual	27,587	28,939
Impaired loans on accrual	—	1,423
Total impaired loans	$57,525	$65,874

Nonaccrual loans were $29.9 million at June 30, 2016 compared to $35.5 million at December 31, 2015. If income on nonaccrual loans had been recorded under original terms, $460 thousand and $764 thousand of additional interest income would have been recorded for the six months ended June 30, 2016 and 2015 respectively.

The following table provides a rollforward of nonaccrual loans for the six months ended June 30, 2016.

			Real Estate
(in thousands)	Commercial & Industrial	Construction	Commercial Mortgage	Residential Mortgage	Installment	Total
Balance at December 31, 2015	$4,101	$15,729	$9,325	$6,259	$98	$35,512
Transfers in	53	165	933	2,945	113	4,209
Transfers to OREO	(388)	(66)	(406)	(546)	—	(1,406)
Charge-offs	(99)	(635)	(1,640)	(1,894)	(105)	(4,373)
Payments	(2,268)	(305)	(105)	(664)	(97)	(3,439)
Return to accrual	—	—	(48)	(517)	—	(565)
Loan type reclassification	(130)	—	141	(11)	—	—
Balance at June 30, 2016	$1,269	$14,888	$8,200	$5,572	$9	$29,938

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Age Analysis of Past Due Loans

An age analysis of past due loans as of June 30, 2016 and December 31, 2015 is as follows.

	June 30, 2016
							90 Days or
							More Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due and
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial & Industrial	$479	$2	$1,269	$1,750	$224,322	$226,072	$—
Construction
1-4 family residential
construction	—	—	—	—	24,359	24,359	—
Commercial construction	380	—	14,888	15,268	100,760	116,028	—
Real estate
Commercial Mortgage
Owner occupied	—	—	5,504	5,504	215,455	220,959	—
Non-owner occupied	—	—	2,696	2,696	429,029	431,725	—
Residential Mortgage
Secured by 1-4 family
1st lien	359	—	4,531	4,890	216,140	221,030	—
Junior lien	100	23	1,041	1,164	119,412	120,576	—
Installment	—	—	9	9	200,887	200,896	—
Deferred loan fees
and related costs	—	—	—	—	510	510	—
Total	$1,318	$25	$29,938	$31,281	$1,530,874	$1,562,155	$—

	December 31, 2015
							90 Days or
							More Past
	30-59 Days	60-89 Days	90 Days	Total		Total	Due and
(in thousands)	Past Due	Past Due	Past Due	Past Due	Current	Loans	Accruing
Commercial & Industrial	$1,073	$85	$4,101	$5,259	$228,060	$233,319	$—
Construction
1-4 family residential
construction	—	—	—	—	23,364	23,364	—
Commercial construction	208	—	15,729	15,937	101,907	117,844	—
Real estate
Commercial Mortgage
Owner occupied	1,489	—	6,255	7,744	232,043	239,787	—
Non-owner occupied	282	—	3,070	3,352	412,756	416,108	—
Residential Mortgage
Secured by 1-4 family
1st lien	1,455	175	4,704	6,334	217,689	224,023	—
Junior lien	74	240	1,555	1,869	123,866	125,735	—
Installment	6	—	98	104	161,814	161,918	—
Deferred loan fees
and related costs	—	—	—	—	(596)	(596)	—
Total	$4,587	$500	$35,512	$40,599	$1,500,903	$1,541,502	$—

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality

The following tables provide information on June 30, 2016 and December 31, 2015 about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator.

	June 30, 2016
		Special Mention		Nonaccrual Loans
(in thousands)	Pass		Substandard		Total
Commercial & Industrial	$219,669	$3,888	$1,246	$1,269	$226,072
Construction
1-4 family residential
construction	24,359	—	—	—	24,359
Commercial construction	94,101	6,749	290	14,888	116,028
Real estate
Commercial Mortgage
Owner occupied	211,594	3,788	73	5,504	220,959
Non-owner occupied	414,520	6,204	8,305	2,696	431,725
Residential Mortgage
Secured by 1-4 family
1st lien	198,142	12,979	5,378	4,531	221,030
Junior lien	112,376	5,875	1,284	1,041	120,576
Installment	199,548	1,288	51	9	200,896
Deferred loan fees
and related costs	510	—	—	—	510
Total	$1,474,819	$40,771	$16,627	$29,938	$1,562,155

	December 31, 2015
		Special Mention		Nonaccrual Loans
(in thousands)	Pass		Substandard		Total
Commercial & Industrial	$220,225	$7,407	$1,586	$4,101	$233,319
Construction
1-4 family residential
construction	23,364	—	—	—	23,364
Commercial construction	94,855	7,260	—	15,729	117,844
Real estate
Commercial Mortgage
Owner occupied	228,273	3,792	1,467	6,255	239,787
Non-owner occupied	396,970	7,632	8,436	3,070	416,108
Residential Mortgage
Secured by 1-4 family
1st lien	200,992	12,576	5,751	4,704	224,023
Junior lien	116,630	5,762	1,788	1,555	125,735
Installment	160,708	1,055	57	98	161,918
Deferred loan fees
and related costs	(596)	—	—	—	(596)
Total	$1,441,421	$45,484	$19,085	$35,512	$1,541,502

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Modifications

Loans meeting the criteria to be classified as Troubled Debt Restructurings (“TDRs”) are included in impaired loans. As of June 30, 2016 and December 31, 2015, loans classified as TDRs were $29.8 million and $30.8 million, respectively.  The following table shows the loans classified as TDRs by management at June 30, 2016 and December 31, 2015.

(in thousands except number of contracts)	June 30, 2016		December 31, 2015
		Recorded Investment		Recorded Investment
Troubled Debt Restructurings	Number of Contracts		Number of Contracts
Commercial & Industrial	2	$66	2	$103
Construction
1-4 family residential construction	—	—	—	—
Commercial construction	4	5,331	4	5,440
Real estate
Commercial Mortgage
Owner occupied	13	13,826	13	14,388
Non-owner occupied	6	5,265	6	5,339
Residential Mortgage
Secured by 1-4 family, 1st lien	10	4,346	10	4,396
Secured by 1-4 family, junior lien	4	978	5	1,087
Installment	—	—	—	—
Total	39	$29,812	40	$30,753

Of total TDRs, $27.6 million was accruing and $2.2 million was nonaccruing at June 30, 2016 and $28.9 million was accruing and $1.8 million was nonaccruing at December 31, 2015.  Loans that are on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers whether such loans may return to accrual status.  TDRs in nonaccrual status may be returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan in accordance with the modified terms.  For the six months ended June 30, 2016, none of the nonaccrual TDRs were returned to accrual status.

The following table shows a rollforward of accruing and nonaccruing TDRs for the six months ended June 30, 2016.

(in thousands)	Accruing	Nonaccruing	Total
Balance at December 31, 2015	$28,939	$1,814	$30,753
Charge-offs	—	—	—
Payments	(1,352)	(110)	(1,462)
New TDR designation	—	521	521
Release TDR designation	—	—	—
Transfer	—	—	—
Balance at June 30, 2016	$27,587	$2,225	$29,812

The allowance for loan losses allocated to TDRs was $1.3 million and $1.6 million at June 30, 2016 and December 31, 2015, respectively.  There were no TDRs charged off and there was no allocated portion of allowance for loan losses associated with TDRs charged off, during the six months ended June 30, 2016. The total of TDRs charged off and the allocated portion of allowance for loan losses associated with TDRs charged off were $158 thousand and $135 thousand, respectively, during the year ended December 31, 2015.

The following table shows a summary of the primary reason and pre- and post-modification outstanding recorded investment for loan modifications that were classified as TDRs during the three and six months ended June 30, 2016 and June 30, 2015.  This table

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

includes modifications made to existing TDRs as well as new modifications that are considered TDRs for the periods presented.  TDRs made with a below market rate that also include a modification of loan structure are included under rate change.

Three Months Ended June 30, 2016
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—	—	$—	$—
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Real estate
Commercial Mortgage
Owner occupied	—	—	—	1	620	521
Non-owner occupied	—	—	—	—	—	—
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	—	—	—
Secured by 1-4 family, junior lien	—	—	—	—	—	—
Installment	—	—	—	—	—	—
Total	—	$—	$—	1	$620	$521

	Three Months Ended June 30, 2015
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—	—	$—	$—
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Real estate
Commercial Mortgage
Owner occupied	—	—	—	—	—	—
Non-owner occupied	—	—	—	3	4,606	4,031
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	1	28	28
Secured by 1-4 family, junior lien	—	—	—	1	122	122
Installment	—	—	—	—	—	—
Total	—	$—	$—	5	$4,756	$4,181

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30, 2016
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—	—	$—	$—
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Real estate
Commercial Mortgage
Owner occupied	—	—	—	1	620	521
Non-owner occupied	—	—	—	—	—	—
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	—	—	—
Secured by 1-4 family, junior lien	—	—	—	—	—	—
Installment	—	—	—	—	—	—
Total	—	$—	$—	1	$620	$521

	Six Months Ended June 30, 2015
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—	—	$—	$—
Construction
1-4 family residential construction	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
Real estate
Commercial Mortgage
Owner occupied	2	391	391	—	—	—
Non-owner occupied	—	—	—	3	4,606	4,031
Residential Mortgage
Secured by 1-4 family, 1st lien	—	—	—	1	28	28
Secured by 1-4 family, junior lien	—	—	—	1	122	122
Installment	—	—	—	—	—	—
Total	2	$391	$391	5	$4,756	$4,181

For the three and six months ended June 30, 2016 and 2015, the Company had no loans for which there was a payment default and subsequent movement to nonaccrual status, that were modified as TDRs within the previous twelve months.

Loans that are considered TDRs are considered impaired and the primary consideration for measurement of impairment is the present value of the expected cash flows.  However, given the prevalence of real estate secured loans in the Company’s portfolio of troubled assets, the majority of the Company’s TDR loans are ultimately considered collateral-dependent.  As a practical expedient, impairments are, therefore, calculated based upon the estimated fair value of the underlying collateral, and observable market prices for the sale of the respective notes are not considered as a basis for impairment for any of the Company’s loans as of June 30, 2016 and December 31, 2015.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
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

The Company does not participate in any government or company sponsored TDR programs and holds no corresponding assets.  Rather, loans are individually modified in situations where the Company believes it will minimize the probability of losses to the Company.  Additionally, the Company had no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs at June 30, 2016 and December 31, 2015.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - Other Real Estate Owned and Repossessed Assets

The following table shows a rollforward of other real estate owned and repossessed assets for the six months ended June 30, 2016.

(in thousands)	Amount
Balance at December 31, 2015	$12,409
Transfers in (via foreclosure)	2,294
Sales	(11,190)
Gain on sales	1,156
Impairments	(583)
Balance at June 30, 2016	$4,086

As of June 30, 2016, there were $1.0 million of residential real estate properties included in the balance of other real estate owned and repossessed assets. Also at June 30, 2016, the Company held $2.2 million of real estate - residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process.

Other real estate owned and repossessed assets are presented net of a valuation allowance.  An analysis of the valuation allowance on these assets as of and for the six months ended June 30, 2016 and 2015 is as follows:

(in thousands)	June 30, 2016	June 30, 2015
Balance at beginning of year	$9,875	$7,553
Impairments	583	1,265
Charge-offs	(7,474)	(687)
Balance at end of period	$2,984	$8,131

Items applicable to other real estate owned and repossessed assets for the three and six months ended June 30, 2016 and 2015 include the following:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
(Gain) loss on sales	$(907)	$56	$(1,156)	$(20)
Impairments	511	331	583	1,265
Operating expenses	120	301	172	432
Total	$(276)	$688	$(401)	$1,677

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - Share-Based Compensation Plans

On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan (the “Plan”), which succeeded the Company’s 2006 Stock Incentive Plan and provided for the grant of up to 2,750,000 shares of common stock as awards to employees of the Company and its related entities, members of the board of directors of the Company, and members of the board of directors of any of the Company’s related entities.  On June 25, 2012, the Company’s shareholders approved an amendment to the Plan that increased the number of shares reserved for issuance under the Plan to 13,675,000 of which 3,783,797 remain available for future grant as of June 30, 2016.

Stock Options

Outstanding stock options consist of grants made to the Company’s directors and employees under share-based compensation plans that have been approved by the Company’s shareholders.  All outstanding options issued prior to 2014 have original terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over three to ten years. During 2014, there were 5,510,035 stock options granted to certain Company executive managers. The options granted during 2014 ratably vest over a four year period between 2015 and 2018 and expire in August 2021. There were no stock options granted during the six months ended June 30, 2016. A summary of the Company’s stock option activity and related information for the six months ended June 30, 2016 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Contractual Term in Years

			(in thousands)
Balance at December 31, 2015	3,566,894	$2.31	$760	5.68
Granted	—	—
Forfeited and canceled	(571,937)	1.61
Expired	(78,165)	2.54
Balance at June 30, 2016	2,916,792	$2.44	$465	5.19
Options exercisable at
June 30, 2016	1,306,508	$3.41	$219	5.17

As of June 30, 2016, there was $1.1 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 1.61 years.

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

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s unvested restricted stock unit activity and related information for the six months ended June 30, 2016 is as follows:

	Number of Unvested Awards	Weighted-Average Grant Date Fair Value

Balance at December 31, 2015	954,034	$1.66
Granted	—	—
Vested	(82,077)	1.64
Forfeited and canceled	(142,984)	1.61
Balance at June 30, 2016	728,973	$1.97

Since the establishment of the Plan, there are 2,044,678 restricted stock units that have fully vested, of which 1,666,281 have settled in common stock of the Company as of June 30, 2016.

As of June 30, 2016, there was $571 thousand of total unrecognized compensation cost related to restricted stock units. Due to agreements in place contingent upon the Xenith Merger closing, the majority of these costs are expected to be recognized in the quarter ending September 30, 2016.

Compensation cost relating to share-based awards is accounted for in the consolidated financial statements based on the fair value of the share-based award on the date of the award.  Share-based compensation expense recognized in the consolidated statements of operations for the six months ended June 30, 2016 and 2015 was as follows:

(in thousands)	June 30, 2016	June 30, 2015
Expense recognized:
Related to stock options	$185	$663
Related to restricted stock units	429	554

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - Business Segment Reporting

The Company has identified its operating segments by product and subsidiary bank.  The Company’s bank subsidiary provides loan and deposit services through full-service branches and loan production offices located in Virginia, North Carolina, Delaware, and Maryland. In addition to its banking operations, the Company has two additional reportable segments:  Mortgage and Corporate. Gateway Bank Mortgage, Inc. comprises the Mortgage segment and provides mortgage banking services such as originating and processing mortgage loans for sale to the secondary market.  The Corporate segment includes the holding company, and immaterial passive operating results from inactive subsidiary units.

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

The following tables show certain financial information as of and for the three and six months ended June 30, 2016 and 2015 for each segment and in total:

(in thousands)	Total	Elimination	Bank	Mortgage	Corporate
Three Months Ended June 30, 2016
Net interest income (loss)	$15,115	$—	$15,436	$152	$(473)
Provision for loan losses	—	—	45	(45)	—
Net interest income (loss)
after provision for loan losses	15,115	—	15,391	197	(473)
Noninterest income	8,399	(61)	3,440	5,814	(794)
Noninterest expense	19,015	(61)	14,021	4,667	388
Income (loss) before provision
for income taxes	4,499	—	4,810	1,344	(1,655)
Provision for income taxes	1,332	—	1,312	20	—
Net income (loss)	3,167	—	3,498	1,324	(1,655)
Net income attributable to
non-controlling interest	544	—	—	544	—
Net income (loss) attributable to
Xenith Bankshares, Inc.	$2,623	$—	$3,498	$780	$(1,655)
Total assets at June 30, 2016	$2,092,448	$(103,109)	$2,107,366	$79,936	$8,255

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Total	Elimination	Bank	Mortgage	Corporate
Three Months Ended June 30, 2015
Net interest income (loss)	$15,739	$—	$15,842	$287	$(390)
Provision for loan losses	—	—	(5)	5	—
Net interest income (loss)
after provision for loan losses	15,739	—	15,847	282	(390)
Noninterest income	8,411	(101)	2,987	5,514	11
Noninterest expense	20,861	(87)	15,972	4,469	507
Income (loss) before provision
for income taxes	3,289	(14)	2,862	1,327	(886)
Provision for income taxes	35	—	7	28	—
Net income (loss)	3,254	(14)	2,855	1,299	(886)
Net income attributable to
non-controlling interest	528	—	—	528	—
Net income (loss) attributable to
Xenith Bankshares, Inc.	$2,726	$(14)	$2,855	$771	$(886)
Total assets at June 30, 2015	$1,991,303	$(115,329)	$2,014,722	$82,045	$9,865

(in thousands)	Total	Elimination	Bank	Mortgage	Corporate
Six Months Ended June 30, 2016
Net interest income (loss)	$30,031	$—	$30,643	$306	$(918)
Provision for loan losses	—	—	19	(19)	—
Net interest income (loss)
after provision for loan losses	30,031	—	30,624	325	(918)
Noninterest income	15,351	(146)	6,412	10,289	(1,204)
Noninterest expense	38,545	(146)	29,274	8,664	753
Income (loss) before provision
for income taxes (benefit)	6,837	—	7,762	1,950	(2,875)
Provision for income taxes (benefit)	2,082	—	2,046	36	—
Net income (loss)	4,755	—	5,716	1,914	(2,875)
Net income attributable to
non-controlling interest	750	—	—	750	—
Net income (loss) attributable to
Xenith Bankshares, Inc.	$4,005	$—	$5,716	$1,164	$(2,875)
Total assets at June 30, 2016	$2,092,448	$(103,109)	$2,107,366	$79,936	$8,255

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Total	Elimination	Bank	Mortgage	Corporate
Six Months Ended June 30, 2015
Net interest income (loss)	$30,431	$—	$30,862	$348	$(779)
Provision for loan losses	600	—	637	(37)	—
Net interest income (loss)
after provision for loan losses	29,831	—	30,225	385	(779)
Noninterest income	15,736	(202)	6,149	9,762	27
Noninterest expense	40,369	(162)	31,766	7,736	1,029
Income (loss) before provision
for income taxes (benefit)	5,198	(40)	4,608	2,411	(1,781)
Provision for income taxes (benefit)	75	—	15	60	—
Net income (loss)	5,123	(40)	4,593	2,351	(1,781)
Net income attributable to
non-controlling interest	1,062	—	—	1,062	—
Net income (loss) attributable to
Xenith Bankshares, Inc.	$4,061	$(40)	$4,593	$1,289	$(1,781)
Total assets at June 30, 2015	$1,991,303	$(115,329)	$2,014,722	$82,045	$9,865

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - Derivative Instruments

Derivatives are a financial instrument whose value is based on one or more underlying assets.  The Company originates residential mortgage loans for sale into the secondary market on a best efforts basis.  In connection with the underwriting process, the Company enters into commitments to lock-in the interest rate of the loan with the borrower prior to funding (“interest rate lock commitments”).  Generally, such interest rate lock commitments are for periods less than 60 days.  These interest rate lock commitments are considered derivatives.  The Company manages its exposure to changes in fair value associated with these interest rate lock commitments by entering into simultaneous agreements to sell the residential loans to third party investors shortly after their origination and funding.  At June 30, 2016 and December 31, 2015, the Company had loans held for sale of $61.7 million and $56.5 million, respectively.

Under the contractual relationship in the best efforts method, the Company is obligated to sell the loans only if the loans close.  As a result of the terms of these contractual relationships, the Company is not exposed to changes in fair value nor will it realize gains related to its rate-lock commitments due to subsequent changes in interest rates.  At June 30, 2016 and December 31, 2015, the Company had rate-lock commitments to originate residential mortgage loans (unfunded par amount of loans) on a best efforts basis in the amounts of $99.5 million and $50.6 million, respectively.

As of June 30, 2016 and December 31, 2015, the Company had derivative financial instruments not included in hedge relationships. To meet the needs of its commercial customers, the Company uses interest rate swaps to manage its interest rate risk.  Derivative contracts are executed between the Company and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program enabling the commercial loan customers to effectively exchange variable-rate interest payments under their existing obligations for fixed-rate interest payments.  For the six months ended June 30, 2016 and 2015, the Company recorded no gains and $173 thousand, respectively, related to trading income on the back-to-back interest rate swap program that was included within other noninterest income on the consolidated statements of operations.

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
Information about financial instruments that are eligible for offset in the consolidated balance sheet as of June 30, 2016 and December 31, 2015 is presented in the following tables:

		Gross	Net Amounts	Gross Amounts
		Amounts	of Assets	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
(in thousands)	Assets	Sheets	Sheets	Instruments	Received	Amount
Derivative assets:
June 30, 2016
Interest rate swap agreements	$2,980	$—	$2,980	$—	$—	$2,980
December 31, 2015
Interest rate swap agreements	1,219	—	1,219	—	—	1,219

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Gross	Net Amounts	Gross Amounts
		Amounts	of Liabilities	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash
	Recognized	Balance	Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Sheets	Sheets	Instruments	Pledged	Amount
Derivative liabilities:
June 30, 2016
Interest rate swap agreements	$2,980	$—	$2,980	$—	$2,980	$—
December 31, 2015
Interest rate swap agreements	1,219	—	1,219	—	1,219	—

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
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

Recurring Basis

The Company measures or monitors certain of its assets on a fair value basis.  Fair value is used on a recurring basis for those assets and liabilities for which an election was made as well as for certain assets and liabilities in which fair value is the primary basis of accounting.  The following tables reflect the fair value of assets measured and recognized at fair value on a recurring basis in the consolidated balance sheets at June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Investment securities available for sale
Corporate bonds	987	—	987	—
Mortgage-backed securities -
Agency	183,047	—	183,047	—
Asset-backed securities	14,735	—	14,735	—
Equity securities	1,658	1,559	—	99
Total investment securities
available for sale	200,427	1,559	198,769	99
Derivative loan commitments	1,433	—	—	1,433
Interest rate swaps	2,980	—	2,980	—
Total assets	$204,840	$1,559	$201,749	$1,532

Liabilities
Interest rate swaps	$2,980	$—	$2,980	$—
Total liabilities	$2,980	$—	$2,980	$—

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2015	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Investment securities available for sale
U.S. agency securities	$13,072	$—	$13,072	$—
Corporate bonds	11,190	—	11,190	—
Mortgage-backed securities -
Agency	149,199	—	149,199	—
Asset-backed securities	23,292	—	23,292	—
Equity securities	1,421	1,322	—	99
Total investment securities
available for sale	198,174	1,322	196,753	99
Derivative loan commitments	1,020	—	—	1,020
Interest rate swaps	1,219	—	1,219	—
Total assets	$200,413	$1,322	$197,972	$1,119

Liabilities
Interest rate swaps	$1,219	$—	$1,219	$—
Total liabilities	$1,219	$—	$1,219	$—

The following table shows a rollforward of recurring fair value measurements categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2016 and 2015.

	Activity in Level 3		Activity in Level 3
	Fair Value Measurements		Fair Value Measurements
(in thousands)	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Investment Securities Available for Sale	Derivative Loan Commitments	Investment Securities Available for Sale	Derivative Loan Commitments

Description
Beginning of period balance	$99	$1,020	$280	$472
Unrealized gains included in:
Earnings	—	—	—	—
Other comprehensive income	—	—	—	—
Purchases	—	—	9	—
Sales	—	—	—	—
Reclassification from level 3 to level 1	—	—	(190)	—
Issuances	—	131	—	799
Settlements	—	282	—	—
End of period balance	$99	$1,433	$99	$1,271

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

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
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

Nonrecurring Basis

Certain assets, specifically collateral dependent impaired loans and other real estate owned and repossessed assets, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment and an allowance is established to adjust the asset to its estimated fair value).  The adjustments are based on appraisals of underlying collateral or other observable market prices when current appraisals or observable market prices are available.  If an appraisal that is less than 12 months old is not available, an existing appraisal or other valuation would be utilized after adjusting it to reflect current market conditions, and, as such, may include significant management assumptions and input with respect to the determination of fair value.

To assist in the adjustment process, a valuation matrix was developed to provide valuation guidance for collateral dependent loans and other real estate owned where it was deemed that an existing appraisal was outdated as to current market conditions.  The matrix applies adjustments to external appraisals depending on the type of real estate and age of the appraisal.  The adjustments are generally specific point estimates; however, in some cases, the matrix allows for a small range of values.  The adjustments were based in part upon externally derived statistical data.  The adjustments were also based upon management’s knowledge of market conditions and prices of sales of other real estate owned.  In addition, matrix value adjustments may be made by the Company's independent appraisal group to reflect property value trends within specific markets as well as actual sales data from market transactions and/or foreclosed real estate sales.  It is the Company’s policy to classify these as Level 3 assets within the fair value hierarchy.  Management periodically reviews the adjustments in the matrix as compared to valuations from updated appraisals and modifies the adjustments accordingly should updated appraisals reflect valuations significantly different than those derived utilizing the matrix.  To date, management believes the appraisal adjustment matrix has resulted in appropriate adjustments to existing appraisals thereby providing management with reasonable valuations for the collateral underlying the loan portfolio; however, while appraisals are indicators of fair value, the amount realized upon sale of these assets could be significantly different.

The following tables reflect the fair value of assets measured and recognized at fair value on a nonrecurring basis in the consolidated balance sheets at June 30, 2016 and December 31, 2015:

	Assets Measured at Fair Value	Fair Value Measurements at
		June 30, 2016 Using
(in thousands)		Level 1	Level 2	Level 3
Impaired loans	$46,689	$—	$—	$46,689
Other real estate owned
and repossessed assets	4,086	—	—	4,086

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Assets Measured at Fair Value	Fair Value Measurements at
		December 31, 2015 Using
(in thousands)		Level 1	Level 2	Level 3
Impaired loans	$55,279	$—	$—	$55,279
Other real estate owned
and repossessed assets	12,409	—	—	12,409

The following describes the valuation techniques used to estimate fair value for our assets that are required to be measured on a nonrecurring basis.

Impaired Loans.  The majority of the Company’s impaired loans are considered collateral dependent.  For collateral dependent impaired loans, impairment is measured based upon the estimated fair value of the underlying collateral.

Other Real Estate Owned and Repossessed Assets.  The fair value of other real estate owned and repossessed assets is based primarily on appraisals of the real estate or other observable market prices.  The Company's policy is to have current appraisals of these assets; however, if a current appraisal is not available, an existing appraisal would be utilized after adjusting it to reflect changes in market conditions from the date of the existing appraisal, and, as such, may include significant management assumptions and input with respect to the determination of fair value.

Significant Unobservable Inputs

The following table presents the significant unobservable inputs used to value the Company’s material Level 3 assets. These factors represent the significant unobservable inputs that were used in measurement of fair value.

(in thousands except for percentages)		Significant Unobservable	Significant Unobservable
	Fair Value at	Inputs by	Inputs as of
Type	June 30, 2016	Valuation Technique	June 30, 2016
Derivative loan commitments	$1,433	Pull through rate	86%
		Percentage of loans that will
		ultimately close
Impaired loans	46,689	Appraised value	10%
		Average discounts to reflect current
		market conditions, ultimate collectability,
		and estimated costs to sell
Other real estate owned	4,086	Appraised value	10%
		Weighted average discounts to reflect
		current market conditions, abbreviated
		holding period and estimated costs to sell

Other Fair Value Measurements

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

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
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

(d)    Loans Held For Sale
The carrying value of loans held for sale is a reasonable estimate of fair value since loans held for sale are expected to be sold within a short period that is typically between 30 and 90 days after a loan closing transaction.

(e)    Loans
To determine the fair values of loans other than those deemed impaired, the Company uses discounted cash flow analyses using discount rates that are similar to the interest rates and terms currently being offered to borrowers of similar terms and credit quality.

(f)    Interest Receivable and Interest Payable
The carrying amount approximates fair value.

(g)    Bank-Owned Life Insurance
The carrying amount approximates fair value.

(h)    Deposits
The fair values disclosed for transaction deposits such as demand and savings accounts are equal to the amount payable on demand at the reporting date (i.e., carrying values).  The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies market interest rates on comparable instruments to a schedule of aggregated expected monthly maturities on time deposits.

(i)    Borrowings
The fair value of borrowings is estimated using discounted cash flow analyses based on the rates currently offered for borrowings of similar remaining maturities and collateral requirements.  These include FHLB borrowings and other borrowings.

(j)    Commitments to Extend Credit and Standby Letters of Credit
The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments.  These deferred fees are not deemed significant at June 30, 2016 and December 31, 2015, and as such, the related fair values have not been estimated.

The carrying amounts and fair values of those financial instruments that are not recorded at fair value, or have carrying amounts that approximate fair value, at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
(in thousands)			Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,539,244	$1,555,252	$—	$—	$1,555,252
Financial Liabilities:
Deposits	1,643,759	1,649,348	—	1,649,348	—
FHLB borrowings	98,000	97,853	—	97,853	—
Other borrowings	29,936	56,703	—	56,703	—

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
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
(1)Carrying amount and fair value includes impaired loans and carrying amount is net of the allowance for loan losses.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - Contingencies

In the ordinary course of operations, the Company has become a party to legal proceedings.  Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, results of operations, or cash flows.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - Subsequent Events

The Company has evaluated subsequent events for potential recognition and/or disclosure through the date that these unaudited consolidated financial statements were issued.
Xenith Merger
On July 29, 2016, in accordance with the Agreement and Plan of Reorganization dated February 10, 2016 (the “Merger Agreement”), and after receiving all requisite federal and state regulatory approvals, and the approval of a majority of the shareholders of both HMPR and Legacy Xenith, Legacy Xenith merged with and into HMPR with HMPR as the surviving corporation in the Xenith Merger. Under the terms of the Merger Agreement, Legacy Xenith shareholders received 4.4 shares of HMPR common stock for each share of Legacy Xenith common stock. The surviving corporation’s headquarters has been moved to Legacy Xenith’s current headquarters in Richmond, Virginia, and is trading on the NASDAQ under the symbol XBKS.
Immediately following the Xenith Merger, Legacy Xenith’s wholly owned subsidiary, Xenith Bank, a Virginia banking corporation, merged with and into HMPR's one banking subsidiary, BOHR, a Virginia banking corporation, pursuant to a separate merger agreement and related plan of merger. Immediately upon consummation of the Xenith Bank Merger, HMPR as the surviving corporation in the Xenith Merger changed its name to Xenith Bankshares, Inc. and BOHR, the surviving bank in the Xenith Bank Merger changed its name to Xenith Bank.
In accordance with the Merger Agreement, the Board of Directors of the surviving corporation (the “Surviving Corporation Board”) will consist of 13 members, eight of whom were designated by HMPR, and five of whom were designated by Legacy Xenith, each of whom were mutually agreeable to HMPR and Legacy Xenith.
Through June 30, 2016, HMPR has incurred $2.6 million of merger-related expenses, including legal and professional services, marketing and rebranding costs, communication costs, retention and severance payments, and filing fees. The Company estimates that additional merger-related expenditures will include approximately $15.2 million in operating expenses and approximately $750 thousand in capital expenditures in the second half of 2016. These one-time costs are expected to have a negative impact on the combined operating results of the Company for the remainder and full year of 2016.

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
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

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
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

•	Banking regulators have broad enforcement power, but regulations are meant to protect depositors and not investors;

•	The fiscal, monetary, and regulatory policies of the federal government and its agencies could have a material adverse effect on our results of operations;

•	Government legislation and regulation may adversely affect our business, financial condition, and results of operations;

•	The soundness of other financial institutions could adversely affect us;

•	Combining HMPR and Xenith may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized;

•	The combined company may not be able to realize our deferred income tax assets.
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
Xenith Merger
On July 29, 2016, in accordance with the Agreement and Plan of Reorganization dated February 10, 2016 (the “Merger Agreement”), and after receiving all requisite federal and state regulatory approvals, and the approval of a majority of the shareholders of both Hampton Roads Bankshares, Inc. ("HMPR") and Xenith Bankshares, Inc. ("Legacy Xenith"), Legacy Xenith merged with and into HMPR (the "Xenith Merger") with HMPR as the surviving corporation in the Xenith Merger. Under the terms of the Merger Agreement, Legacy Xenith shareholders received 4.4 shares of HMPR common stock for each share of Legacy Xenith common stock. The surviving corporation’s headquarters has been moved to Legacy Xenith’s current headquarters in Richmond, Virginia, and is trading on the NASDAQ under the symbol XBKS.
Immediately following the Xenith Merger, Legacy Xenith’s wholly owned subsidiary, Xenith Bank, a Virginia banking corporation, merged with and into HMPR's one banking subsidiary, The Bank of Hampton Roads ("BOHR"), a Virginia banking corporation, pursuant to a separate merger agreement and related plan of merger (the “Xenith Bank Merger”). Immediately upon consummation of the Xenith Bank Merger, HMPR as the surviving corporation in the Xenith Merger changed its name to Xenith Bankshares, Inc. and BOHR, the surviving bank in the Xenith Bank Merger changed its name to Xenith Bank.
In accordance with the Merger Agreement, the Board of Directors of the surviving corporation (the “Surviving Corporation Board”) will consist of 13 members, eight of whom were designated by HMPR, and five of whom were designated by Legacy Xenith, each of whom were mutually agreeable to HMPR and Legacy Xenith.
Unless otherwise stated herein or the context otherwise requires, references in this "Management's Discussion and Analysis of Results of Operations and Financial Condition" to "the Company," "we", "our," and "us" at and for the periods ended June 30, 2016 are to HMPR and its wholly-owned subsidiary, BOHR, and references to "the Bank" are to BOHR, in each case prior to the Xenith Merger.
Company Overview
The Bank engages in general community and commercial banking business, targeting the needs of individuals and small- to medium-sized businesses in our primary service areas. Currently, the Bank operates 20 full-service offices in the Hampton Roads region of southeastern Virginia. In addition, the Bank has 15 full-service offices throughout Richmond, Gloucester, and Herndon Virginia,

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

and the Northeastern and Research Triangle regions of North Carolina, and 7 full-service offices on the Eastern Shore of Virginia and in Maryland and 5 loan production offices in Maryland, Delaware, and Virginia. Through various divisions, the Bank also provides mortgage banking and marine financing. Our largest investor shareholders include Anchorage Capital Group, L.L.C. (“Anchorage”), CapGen Capital Group VI LP (“CapGen”), and The Carlyle Group, L.P. (“Carlyle”). Anchorage, CapGen, and Carlyle own 24.72%, 29.75%, and 24.72%, respectively, of the outstanding shares of our common stock as of June 30, 2016.
Our primary source of revenue is net interest income earned by our bank subsidiary. Net interest income represents interest and fees earned from lending and investment activities less the interest paid on deposits and borrowings. Net interest income may be impacted by variations in the volume and mix of interest-earning assets and interest-bearing liabilities, changes in the yields earned and the rates paid, level of non-performing assets, and the level of noninterest-bearing liabilities available to support earning assets. In addition to net interest income, noninterest income is another important source of revenue. Noninterest income is derived primarily from service charges on deposits and mortgage banking revenue. Other significant factors that impact net income attributable to the Company are the provision for loan losses, and noninterest expense.
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
Material Trends
With the merger between HMPR and Legacy Xenith that took effect July 29, 2016, the combined company, which has taken on the name of Xenith Bankshares, Inc., will be devoting significant resources during the remainder of 2016 to integrating systems, policies, and processes with the overall goal of achieving the anticipated benefits created by the Xenith Merger for its shareholders and customers. Through June 30, 2016, HMPR has incurred $2.6 million of merger-related expenses, including legal and professional services, marketing and rebranding costs, communication costs, retention and severance payments, and filing fees. The Company estimates that additional merger-related expenditures will include approximately $15.2 million in operating expenses and approximately $750 thousand in capital expenditures in the second half of 2016. These one-time costs are expected to have a negative impact on the combined operating results of the Company for the remainder and full year of 2016.
One of the Company's largest market in which it does business, the Hampton Roads region, is located in the southeast coastal area of Virginia, which includes the cities of Norfolk, Virginia Beach, and Chesapeake. This market continues to see slow but steady economic improvement.
According to the U.S. Bureau of Labor Statistics, the unemployment rate for the Virginia Beach-Norfolk-Newport News, Va.-N.C. Metropolitan Statistical Area was 4.2% in May 2016, compared to 5.1% in May 2015, and total non-farm employment rose 0.6% from May 2015 to May 2016.

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

According to The Real Estate Information Network, residential active listings declined 6.72% regionally, as June 2016 became the 11th consecutive month that the number of homes available for sale fell year-over-year in Hampton Roads. And following seven straight months of double-digit year-over-year gains, residential pending sales growth slowed in June 2016, but still stayed positive, with an 8.3% rise in pending residential sales compared to June 2015.
Through the minutes of the Federal Open Market Committee meeting held in June 2016, the Federal Reserve Board announced that the target range for the federal funds rate would remain unchanged at ¼ to ½ percent. The minutes cited that since their meeting in April 2016, the pace of improvement in the labor market had slowed. Although the unemployment rate had declined, job gains had diminished. Growth in household spending had strengthened, and since the beginning of 2016, the housing sector had continued to improve. The growth in economic activity appears to have picked up, with the drag from net exports had appeared to have lessened, however, business fixed investment had been soft. In determining the timing and size of future adjustments to the target range for the federal funds rate, the Committee stated that it will assess realized and expected economic conditions relative to its objectives of maximum employment and 2 percent inflation. Based on this recent announcement, we expect the low interest rate environment to continue through the remainder of 2016.
Gross loans increased by $20.7 million or 1.3% during the first half of 2016. Certain loan categories experienced some level of decline, except for installment loans, which grew $39.0 million or 24.1%, as marine financing continues to grow at a robust pace. The Company's goal is to grow the overall loan portfolio in all the markets we serve.
Classified loans decreased to 2.98% of the consolidated portfolio in the second quarter of 2016 versus 3.47% in the first quarter and down markedly from 4.02% one year ago. Other real estate owned and repossessed assets was reduced by $3.7 million in the first quarter of 2016 and by another $4.6 million in the second quarter of 2016. The consolidated regulatory Classified Assets Ratio, which is defined as the sum of classified loans and other real estate owned and repossessed assets as a percentage of the sum of the allowance of loan losses and Tier 1 capital, has improved to 17.69% at June 30, 2016 from 29.14% and 34.75% at the end of June 2015 and 2014, respectively.
With mortgage loan market rates continuing to be favorable, mortgage banking revenue in the first half of 2016 was up 5.2% compared to the same period in 2015.
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
There is no guarantee that we will be able to maintain improvement in our net income. In addition to the risk that the broader economic conditions will stagnate or reverse this improvement, our mortgage banking earnings, which have been a significant source of noninterest income, are particularly volatile due to their dependence upon the direction and level of mortgage interest rates.  As of June 30, 2016, the Company exceeded the regulatory capital minimums and the Bank was considered “well capitalized” under the risk-based capital standards.
The following is a summary of our financial condition as of June 30, 2016 and our financial performance for the three and six months then ended.

•	Assets increased $26.5 million or 1.3% from December 31, 2015. A major contributor to this growth in assets was new loan originations in our marine financing division.

•
Loans grew by $20.7 million or 1.3% since December 31, 2015. Certain loan categories experienced some level of decline, except for installment loans, which grew $39.0 million or 24.1%, as marine financing continues to grow at a robust pace.

•
Allowance for loan losses decreased $273 thousand, or 1.2%, to $22.9 million at June 30, 2016, down from $23.2 million at December 31, 2015. Charge-offs slightly outpaced recoveries during the first six months of 2016. There was no additional loss provision expense recorded in the first six months of 2016.

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

•
Deposits declined $61.4 million or 3.6% from December 31, 2015. The majority of this decline was due to seasonal outflow of interest-bearing demand deposits, and a decrease in time deposits due in part to the maturing of a portion of our national and brokered certificates of deposit.

•
Net interest income decreased $624 thousand and $400 thousand during the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015.  The decline in net interest income is driven mainly by new loan originations yielding comparatively lower market rates.

•	Net interest margin was 3.29% for both the three and six months ended June 30, 2016 and 3.32% and 3.23% for the three and six months ended June 30, 2015, respectively.

•
Noninterest income for the three and six months ended June 30, 2016 was $8.4 million and $15.4 million, respectively, compared to $8.4 million and $15.7 million, respectively, for the same periods in 2015. Mortgage banking revenue has experienced healthy growth during 2016 as favorable market interest rates continued to drive demand for mortgage financing. Offsetting this growth were declines in non-sufficient fund ("NSF") fee revenue, the number of sales of investment securities with gains on sales, one-time loan monitoring fees related to the marine financing portfolio in 2015, rental income due to smaller portfolio of other real estate owned and repossessed assets, and in trading income.

•
Noninterest expense for the three and six months ended June 30, 2016 was $19.0 million and $38.5 million, respectively, compared to $20.9 million and $40.4 million, respectively, for the same periods in 2015. The overall decrease in noninterest expense was primarily driven by lower professional and consultant fees and problem loan and repossessed asset costs, and improvements in impairments and gains and losses on sales of other real estate owned and repossessed assets. Offsetting these lower costs were merger-related expenses in 2016.

•
The Company's return on average assets ratio (ROAA) was 0.51%, and 0.39% for the three and six months ended June 30, 2016, respectively, and 0.54% and 0.40% for the three and six months ended June 30, 2015, respectively. The Company's return on average equity ratio (ROAE) was 3.56% and 2.73% for the three and six months ended June 30, 2016, respectively, and 5.36% and 4.05% for the three and six months ended June 30, 2015, respectively. The partial release of the valuation allowance against deferred tax assets that was effective at December 31, 2015 increased both average assets and average equity which contributed to the decline in ROAA and ROAE in the three and six months ended June 30, 3016 compared to the same periods in 2015.

•
Our effective tax rate was 30.45% for the six months ended June 30, 2016 compared to 1.44% for the same period in 2015.  These taxes related to current state income taxes owed and the change in net deferred tax assets.  These rates differ from the statutory rate due primarily due to permanent differences between tax and GAAP treatment of certain income and expense items. The difference in effective tax rates in 2016 compared to 2015 is due to the partial valuation allowance against the Company’s net deferred tax assets in 2016, and the full valuation allowance in 2015.

ANALYSIS OF RESULTS OF OPERATIONS
Net income attributable to Xenith Bankshares, Inc. for the three and six months ended June 30, 2016 was $2.6 million and $4.0 million, respectively, as compared with net income for the three and six months ended June 30, 2015 of $2.7 million and $4.1 million, respectively.
Net Interest Income and Net Interest Margin
Net interest income, a major component of our earnings, is the difference between the income generated by interest-earning assets and the cost of interest-bearing liabilities.  Net interest margin, which is calculated by expressing net interest income as a percentage of average interest-earning assets, is an indicator of effectiveness in generating income from earning assets. Interest-earning assets consist of loans, investment securities, overnight funds sold and due from the Federal Reserve Bank ("FRB"), and interest-bearing deposits in other banks. Interest-bearing liabilities consist of deposit accounts and borrowings. Net interest income and net interest margin may be significantly impacted by the market interest rates (rate); the mix, duration, and volume of interest-earning assets and interest-bearing liabilities (volume); changes in the yields earned and rates paid; and the level of noninterest-bearing liabilities available to support interest-earning assets.  Our management team strives to maximize net interest income through prudent balance sheet administration and by maintaining appropriate risk levels as determined by our Asset / Liability Committee (“ALCO”) and the Board of Directors.
Table 1 presents the average interest-earning assets and liabilities, the average yields earned on such assets and rates paid on such liabilities, net interest margin, and income and expense variances caused by changes in average balances and rates for the indicated periods.

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Table 1:  Average Balance Sheet and Net Interest Margin Analysis

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015			2016 Compared to 2015
							Interest
		Interest	Average		Interest	Average	Income/	Variance
(in thousands, except	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to
average yield/rate data)	Balance	Expense	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Loans	$1,591,399	$16,845	4.26%	$1,593,035	$17,452	4.39%	$(607)	$(588)	$(19)
Investment securities	211,592	1,364	2.59	238,979	1,555	2.61	(191)	(9)	(182)
Overnight funds sold
and due from FRB	45,485	38	0.34	70,003	40	0.23	(2)	51	(53)
Interest-bearing deposits
in other banks	676	—	—	1,597	—	—	—	—	—
Total interest-earning assets	1,849,152	18,247	3.97	1,903,614	19,047	4.01	(800)	(546)	(254)
Noninterest-earning assets	204,133			132,287
Total assets	$2,053,285			$2,035,901
Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$685,404	$831	0.49%	$628,929	$670	0.43%	$161	$102	$59
Savings deposits	66,512	24	0.15	58,843	13	0.09	11	9	2
Time deposits	617,882	1,712	1.11	692,461	1,950	1.13	(238)	(23)	(215)
Total interest-bearing deposits	1,369,798	2,567	0.75	1,380,233	2,633	0.77	(66)	88	(154)
Borrowings	71,462	565	3.18	141,700	675	1.91	(110)	1,038	(1,148)
Total interest-bearing liabilities	1,441,260	3,132	0.87	1,521,933	3,308	0.87	(176)	1,126	(1,302)
Noninterest-bearing liabilities
Demand deposits	300,491			293,485
Other liabilities	14,637			15,760
Total noninterest-bearing liabilities	315,128			309,245
Total liabilities	1,756,388			1,831,178
Shareholders' equity	296,897			204,723
Total liabilities and shareholders' equity	$2,053,285			$2,035,901
Net interest income		$15,115			$15,739
Net interest spread			3.10%			3.14%
Net interest margin			3.29%			3.32%
Note: Interest income from loans includes fees of $257 thousand and $295 thousand for the three months ended June 30, 2016 and 2015, respectively.

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015			2016 Compared to 2015
							Interest
		Interest	Average		Interest	Average	Income/	Variance
(in thousands, except	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to
average yield/rate data)	Balance	Expense	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Loans	$1,578,134	$33,577	4.28%	$1,556,324	$33,612	4.36%	$(35)	$(1,083)	$1,048
Investment securities	210,762	2,713	2.59	253,063	3,297	2.63	(584)	(40)	(544)
Overnight funds sold
and due from FRB	45,276	82	0.36	90,004	99	0.22	(17)	71	(88)
Interest-bearing deposits
in other banks	692	1	0.29	1,669	—	—	1	1	—
Total interest-earning assets	1,834,864	36,373	3.99	1,901,060	37,008	3.93	(635)	(1,051)	416
Noninterest-earning assets	209,253			134,118
Total assets	$2,044,117			$2,035,178
Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$687,355	$1,669	0.49%	$629,964	$1,344	0.43%	$325	$201	$124
Savings deposits	64,325	40	0.13	58,160	23	0.08	17	15	2
Time deposits	630,172	3,577	1.14	682,993	3,794	1.12	(217)	179	(396)
Total interest-bearing deposits	1,381,852	5,286	0.77	1,371,117	5,161	0.76	125	395	(270)
Borrowings	56,467	1,056	3.76	161,651	1,416	1.77	(360)	1,265	(1,625)
Total interest-bearing liabilities	1,438,319	6,342	0.89	1,532,768	6,577	0.87	(235)	1,660	(1,895)
Noninterest-bearing liabilities
Demand deposits	294,165			280,518
Other liabilities	15,831			19,094
Total noninterest-bearing liabilities	309,996			299,612
Total liabilities	1,748,315			1,832,380
Shareholders' equity	295,802			202,798
Total liabilities and shareholders' equity	$2,044,117			$2,035,178
Net interest income		$30,031			$30,431
Net interest spread			3.10%			3.06%
Net interest margin			3.29%			3.23%
Note: Interest income from loans includes fees of $458 thousand and $558 thousand for the six months ended June 30, 2016 and 2015, respectively.
The Company's overall strategy is to maximize interest income generated by its various classes of interest earning assets. The focus since 2015 has been to shift the asset mix more towards loans. Although generating the highest rates among all the interest-earning assets on the Company's balance sheet, loans have generated lower average yields in the three and six month ended June 30, 2016 compared to the same periods in 2015, mainly due to the persistently low market interest rate environment.
Interest expense on average interest-bearing liabilities declined overall mainly due to the Company replacing maturing long term Federal Home Loan Bank ("FHLB") advances with lower cost overnight FHLB funds, as well as a smaller portfolio of time deposits.

Noninterest Income
Noninterest income comprised 31.5% and 29.7% of total revenue during the three and six months ended June 30, 2016, compared to 30.6% and 29.8% during the three and six months ended June 30, 2015, respectively.  We define total revenue as the sum of interest income and noninterest income. Table 2 provides a summary of noninterest income for the three and six months ended June 30, 2016 and 2015.

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Table 2:  Noninterest Income

	Three Months Ended June 30,		2016 Compared to 2015
(in thousands, except for percentages)	2016	2015	$	%
Mortgage banking revenue	$5,789	$5,500	$289	5.3%
Service charges on deposit accounts	1,118	1,298	(180)	(13.9)
Earnings from bank-owned life insurance	302	305	(3)	(1.0)
Gain on sale of investment securities available for sale	15	126	(111)	(88.1)
Visa check card income	707	676	31	4.6
Other	468	506	(38)	(7.5)
Total noninterest income	$8,399	$8,411	$(12)	(0.1)%

	Six Months Ended June 30,		2016 Compared to 2015
(in thousands, except for percentages)	2016	2015	$	%
Mortgage banking revenue	$10,228	$9,722	$506	5.2%
Service charges on deposit accounts	2,256	2,440	(184)	(7.5)
Earnings from bank-owned life insurance	651	655	(4)	(0.6)
Gain on sale of investment securities available for sale	15	238	(223)	(93.7)
Visa check card income	1,348	1,317	31	2.4
Other	853	1,364	(511)	(37.5)
Total noninterest income	$15,351	$15,736	$(385)	(2.4)%
Mortgage banking revenue continued to see healthy growth during the first half of 2016, as favorable market interest rates continued to drive demand for mortgage financing. Service charges on deposit accounts declined mainly due to lower NSF activity. There were a minimal number of sales of investment securities during the first half of 2016. The decline in other noninterest income is mainly driven by one-time loan monitoring fees related to the marine financing portfolio that benefited the first quarter of 2015, a decline in rental income related to the sale of other real estate owned and repossessed assets, and a decline in trading income.
Noninterest Expense
Noninterest expense represents our operating and overhead expenses.  The efficiency ratio, calculated by dividing noninterest expense by the sum of net interest income and noninterest income excluding securities gains was 80.92% and 84.96% during the three and six months ended June 30, 2016 compared to 86.83% and 87.89% for the same periods in 2015. Table 3 provides a summary of noninterest expense for the three and six months ended June 30, 2016 and 2015.

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Table 3:  Noninterest Expense

	Three Months Ended June 30,		2016 Compared to 2015
(in thousands, except for percentages)	2016	2015	$	%
Salaries and employee benefits	$10,797	$11,249	$(452)	(4.0)%
Professional and consultant fees	621	1,459	(838)	(57.4)
Occupancy	1,624	1,626	(2)	(0.1)
FDIC insurance	431	399	32	8.0
Data processing	1,456	1,606	(150)	(9.3)
Problem loan and repossessed asset costs	101	492	(391)	(79.5)
Impairments and gains and losses on sales of other real estate owned and repossessed assets, net	(396)	387	(783)	(202.3)
Impairments and gains and losses on sales of premises and equipment, net	(1)	—	(1)	100.0
Equipment	242	335	(93)	(27.8)
Directors' and regional board fees	394	293	101	34.5
Advertising and marketing	266	445	(179)	(40.2)
Merger-related expenses	1,077	—	1,077	100.0
Other	2,403	2,570	(167)	(6.5)
Total noninterest expense	$19,015	$20,861	$(1,846)	(8.8)%

	Six Months Ended June 30,		2016 Compared to 2015
(in thousands, except for percentages)	2016	2015	$	%
Salaries and employee benefits	$21,577	$21,916	$(339)	(1.5)%
Professional and consultant fees	1,254	2,267	(1,013)	(44.7)
Occupancy	3,248	3,255	(7)	(0.2)
FDIC insurance	845	1,023	(178)	(17.4)
Data processing	2,763	3,037	(274)	(9.0)
Problem loan and repossessed asset costs	202	612	(410)	(67.0)
Impairments and gains and losses on sales of other real estate owned and repossessed assets, net	(573)	1,245	(1,818)	(146.0)
Impairments and gains and losses on sales of premises and equipment, net	(1)	14	(15)	(107.1)
Equipment	546	685	(139)	(20.3)
Directors' and regional board fees	640	594	46	7.7
Advertising and marketing	536	705	(169)	(24.0)
Merger-related expenses	2,646	—	2,646	100.0
Other	4,862	5,016	(154)	(3.1)
Total noninterest expense	$38,545	$40,369	$(1,824)	(4.5)%

As the Company's credit and risk profile improves, and legacy legal issues are resolved, professional and consultant fees, FDIC insurance, and problem loan and repossessed asset costs have declined. The decline in impairments and gains and losses on sales of other real estate owned and repossessed assets was driven mainly by the year-over-year decline in these assets and the timing of the Company recording impairments. Offsetting these declines in operating expenses were merger-related expenses the Company incurred during the first six months of 2016.

ANALYSIS OF FINANCIAL CONDITION
Assets were $2.1 billion at June 30, 2016, increasing $26.5 million from December 31, 2015.
Cash and Cash Equivalents. Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB.  Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity.  Cash and cash equivalents as of June 30, 2016 were $64.5 million compared to $63.7 million at December 31, 2015 and consisted mainly of deposits with the FRB.

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Investment Securities. Our investment portfolio at June 30, 2016 consisted primarily of U.S. agency, mortgage-backed securities (“MBS”), and asset-backed securities ("ABS"). The Company performs due diligence of each security on a pre- and post-purchase basis to evaluate the underlying collateral and invests in the investment grade tranches of securitizations. However, should defaults or loss severities exceed the credit enhancement in the structure, payment of principal or interest may be impacted. The Company currently does not own any collateralized loan obligation securities that would require divestiture under the Volcker Rule of the Dodd-Frank Act.
Our available for sale securities are reported at fair value and are used primarily for liquidity, pledging, earnings, and asset / liability management purposes and are reviewed quarterly for possible impairment.  Due to portfolio activity, the fair value of our available for sale investment securities at June 30, 2016 increased to $200.4 million compared to $198.2 million at December 31, 2015.
Loans. As a holding company of a community bank, we have a primary objective of meeting the business and consumer credit needs within our markets where standards of profitability, client relationships, and credit quality intersect. Our loan portfolio is comprised of commercial and industrial, construction, real estate-commercial mortgage, real estate-residential mortgage, and installment loans. Lending decisions are based upon evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan. Personal guarantees are required on most loans; however, prudent exceptions are made on occasion based upon the financial viability of the borrowing entity or the underlying project that is being financed. Gross loans increased by $20.7 million or 1.3% during the six months ended June 30, 2016.  Certain loan categories experienced some level of decline, except for installment loans, which grew $39.0 million or 20.1% as marine financing continues to grow at a robust pace. It is the intent of the Company to continue to grow the loan portfolio in all the markets we serve. Credit concentrations are measured against internal and prudential regulatory guidelines. Additionally, our business practices and internal guidelines and underwriting standards will continue to be followed in making lending decisions in order to manage exposure to credit-related losses.
Allowance for Loan Losses and Provision for Loan Losses. The allowance for loan losses was $22.9 million or 1.47% of outstanding loans as of June 30, 2016 compared with $23.2 million or 1.50% of outstanding loans as of December 31, 2015.  Allowance for loan losses decreased $273 thousand, or 1.2% during the six months ended June 30, 2016 as charge-offs slightly outpaced recoveries, and there was no additional loss provision expense recorded in the first six months of 2016. This compares to $600 thousand recorded for the same period in 2015. The allowance consists of specific, general, and unallocated qualitative components.  Table 4 provides an allocation of the allowance for loan losses and other related information at June 30, 2016 and December 31, 2015.
Table 4:  Allowance for Loan Losses Components and Related Data

(in thousands, except for percentages)	June 30, 2016	December 31, 2015
Allowance for loan losses:
Specific component	$5,669	$5,447
Pooled component	15,054	16,110
Unallocated qualitative component	2,188	1,627
Total	$22,911	$23,184
Impaired loans	$57,525	$65,874
Non-impaired loans	1,504,630	1,475,628
Total loans	$1,562,155	$1,541,502

Specific component as % of impaired loans	9.85%	8.27%
Pooled component as % of non-impaired loans	1.00	1.09
Allowance as % of loans	1.47	1.50
Allowance as % of nonaccrual loans	76.53	65.28
The specific component of our allowance for loan losses relates to loans that are determined to be impaired and, therefore, are individually evaluated for impairment.  The specific component increased during the six months ended June 30, 2016, primarily due to additional impairments against the remaining collateral securing the loans of the Company's largest remaining non-performing relationship. Impaired loans decreased to $57.5 million at June 30, 2016 from $65.9 million at December 31, 2015.  Of these loans, $29.9 million were on nonaccrual status at June 30, 2016 as compared with $35.5 million at December 31, 2015, a decrease of 3.5%. The general or pooled component relates to groups of homogeneous loans collectively evaluated for the appropriate level of reserve. In the first half of the year, the Company has benefited from a notable reduction in its remaining classified assets and the expansion

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

of the loan portfolio through the origination of high quality loans, particularly in consumer marine lending. Replacement of classified loans with high quality performing loans has resulted in a reduction in the general reserve during the first half of 2016. An unallocated qualitative component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated qualitative portion of the allowance for loan losses increased mainly due to the inverse relationship between the general reserve portion of the allowance and the unallocated qualitative portion. Under our model, when the general reserves decline, the unallocated qualitative reserve will generally rise. Table 5 displays certain asset quality ratios as of June 30, 2016 and December 31, 2015.
Table 5:  Asset Quality Ratios

	June 30, 2016	December 31, 2015

Non-performing loans with no allowance due to previous charge-offs as a percentage of total loans	0.41%	1.21%
Non-performing loans with no allowance due to previous charge-offs as a percentage of non-performing loans	21.15	52.52
Charge-off rate for non-performing loans with no allowance due to previous charge-offs	44.85	15.81
Coverage ratio net of non-performing loans with no allowance due to previous charge-offs	97.06	137.49
Total allowance divided by total loans less non-performing loans with no allowance due to previous charge-offs	1.47	1.52
Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	17.75	18.85

At June 30, 2016, management believed the level of the allowance for loan losses to be commensurate with the risk existing in our portfolio. The allowance for loan losses is an estimate based upon the data in hand at a particular time and that estimate involves some amount of judgment regarding that data. However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.
Non-Performing Assets. Management classifies non-performing assets as those loans on which payments have been delinquent 90 days and are still accruing interest, nonaccrual loans, and other real estate owned and repossessed assets.  Total non-performing assets were $34.0 million and $47.9 million at June 30, 2016 and December 31, 2015, respectively. Our non-performing assets ratio, defined as the ratio of non-performing assets to gross loans plus loans held for sale plus other real estate owned and repossessed assets was 2.09% and 2.98% at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015 there were no loans categorized as 90 days or more past due and still accruing interest.  Loans in nonaccrual status totaled $29.9 million and $35.5 million at June 30, 2016 and December 31, 2015, respectively. Loans are placed in nonaccrual status when the collection of principal or interest becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever occurs first, unless there are extenuating circumstances. We had $4.1 million and $12.4 million of other real estate owned and repossessed assets at June 30, 2016 and December 31, 2015, respectively.  This decline was mainly due to sales of real estate owned outpacing foreclosure and repossession activity during the six months ended June 30, 2016.
Deposits. Deposits declined $61.4 million, or 3.6%, from December 31, 2015 to June 30, 2016, with the majority of this decline due to seasonal outflow of interest-bearing demand deposits, and a decrease in time deposits due in part to the maturing of a portion of our national and brokered certificates of deposit.
Borrowings. We use short-term and long-term borrowings from various sources including the FRB discount window, FHLB, and trust preferred securities.  We manage the level of our borrowings to optimize our earning asset mix while maintaining sufficient liquidity to meet the daily needs of our customers.  Borrowings with the FHLB increased during the first half of 2016, in order to fund loan demand, maintain sufficient liquidity, and offset the decline in deposits.
Liquidity. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  It is used by management to provide continuous access to sufficient, reasonably priced funds.  We continued to maintain a strong liquidity position during the six months ended June 30, 2016. At June 30, 2016, cash and cash equivalents were $64.5 million, and investment securities available for sale, at fair value were $200.4 million.
Overnight federal funds purchased through the FHLB amounted to $98.0 million at June 30, 2016. We also possess additional sources of liquidity through a variety of borrowing arrangements.  At June 30, 2016, the Bank maintained federal funds lines with three regional banking institutions and through the FRB Discount Window.  These available lines totaled approximately $83.7 million at June 30, 2016, and none of these lines were utilized for borrowing purposes at June 30, 2016.

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Capital Resources. Total shareholders’ equity increased $7.3 million or 2.5% to $297.9 million at June 30, 2016, from $290.6 million at December 31, 2015. The Company and the Bank are subject to regulatory capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet financial instruments. Failure to meet minimum capital requirements can cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Bank must meet specific capital guidelines that involve quantitative and qualitative measures to ensure capital adequacy. Common Equity Tier 1 capital and Tier 1 capital is comprised of shareholders’ equity, net of unrealized gains or losses on available for sale securities, less intangible assets, less deferred tax assets net of valuation allowance, subject to limits, other adjustments, plus certain debt instruments. Total risk-based capital adds qualifying allowances for loan losses.
As of June 30, 2016, our consolidated regulatory capital ratios were Common Equity Tier 1 Capital Ratio of 14.54%, Tier 1 Risk-Based Capital Ratio of 14.94%, Total Risk-Based Capital Ratio of 16.21%, and Tier 1 Leverage Ratio of 13.09%.  As of June 30, 2016, the Company exceeded the regulatory capital minimums, and the Bank was considered “well capitalized” under the risk-based capital standards.  The Bank's Common Equity Tier 1 Capital Ratio, Tier 1 Risk-Based Capital Ratio, Total Risk-Based Capital Ratio, and Tier 1 Leverage Ratio were as follows: 14.60%, 14.60%, 15.87%, and 12.76%, respectively.
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

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
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
The table below illustrates the expected effect on net interest income for the twelve months following June 30, 2016 and December 31, 2015 due to an immediate change in interest rates.  Estimated changes set forth below are dependent on material assumptions, such as those previously discussed. These estimated changes do not take into account the effect of the results of the combined company formed by the Xenith Merger, and these results could be significantly different.
Effect on Net Interest Income

	June 30, 2016		December 31, 2015
	Change in Net Interest Income		Change in Net Interest Income
(in thousands, except for percentages)	Amount	%	Amount	%
Change in Interest Rates:
+200 basis points	$1,474	2.32%	$2,101	3.32%
+100 basis points	802	1.26	1,023	1.62
–100 basis points	(2,180)	(3.43)	(2,129)	(3.37)
–200 basis points	N/A	N/A	N/A	N/A
As of June 30, 2016, we project an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment.  As of December 31, 2015, we projected an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment. The down 200 basis points scenario is not performed based on the currently low interest rate environment.
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

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2016 were effective in providing reasonable assurance that information required to be disclosed in the Company's reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of the Company’s Common Stock in the open market and through privately negotiated transactions. There were no share repurchase transactions conducted during the six months ended June 30, 2016.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

See Exhibit Index, which is incorporated in this item by reference.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENITH BANKSHARES, INC.
(Registrant)

DATE:	August 9, 2016	/s/ Thomas W. Osgood
Thomas W. Osgood
Chief Financial Officer

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)

Exhibit Index
Xenith Bankshares, Inc.

Exhibit Number	Description
3.1	Amendment to the Articles of Incorporation of the Company, effective July 29, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 29, 2016).
3.2	Bylaws of the Company, effective as of July 29, 2016.
31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.
31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101
The following materials from the Xenith Bankshares, Inc. Quarterly Report on Form 10-Q for the three months ended June 30, 2016 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, filed herewith.