Form 10-Q
period 2016-09-30
Xenith Bankshares, Inc.
filed 2016-11-15
CIK 1143155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes ☐ No ☒

The number of shares of the issuer's Common Stock, par value $0.01 per share, outstanding as of November 4, 2016 was 230,908,387 shares.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)

PART I	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

	Consolidated Balance Sheets	3
	September 30, 2016
	December 31, 2015

	Consolidated Statements of Operations	4
	Three and nine months ended September 30, 2016 and 2015

	Consolidated Statements of Comprehensive Income	5
	Three and nine months ended September 30, 2016 and 2015

	Consolidated Statement of Changes in Shareholders' Equity	6
	Nine months ended September 30, 2016

	Consolidated Statements of Cash Flows	7
	Nine months ended September 30, 2016 and 2015

	Notes to Consolidated Financial Statements	9

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION	52
	AND RESULTS OF OPERATIONS

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	70

ITEM 4	CONTROLS AND PROCEDURES	71

PART II	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	72

ITEM 1A	RISK FACTORS	72

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	72

ITEM 6	EXHIBITS	73

	SIGNATURES	74

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited)
(in thousands, except share data)	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$42,712	$17,031
Interest-bearing deposits in other banks	4,791	691
Overnight funds sold and due from Federal Reserve Bank	62,406	46,024
Investment securities available for sale, at fair value	328,145	198,174
Restricted equity securities, at cost	24,475	9,830
Loans	2,471,032	1,538,952
Allowance for loan losses	(33,730)	(23,157)
Net loans	2,437,302	1,515,795
Premises and equipment, net	57,182	52,135
Interest receivable	9,205	4,116
Other real estate owned and repossessed assets,
net of valuation allowance	6,293	12,409
Goodwill	26,225	—
Other intangible assets, net	3,918	—
Net deferred tax assets, net of valuation allowance	158,343	92,142
Bank-owned life insurance	71,658	50,695
Other assets	17,879	6,474
Assets of discontinued operations	74,933	60,424
Totals assets	$3,325,467	$2,065,940
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$507,300	$298,351
Interest-bearing:
Demand	1,103,486	693,413
Savings	83,438	61,023
Time deposits:
Less than $250	807,553	592,089
$250 or more	84,831	60,269
Total deposits	2,586,608	1,705,145
Federal Home Loan Bank borrowings	197,500	25,000
Other borrowings	38,468	29,689
Interest payable	645	463
Other liabilities	22,921	13,974
Liabilities of discontinued operations	14,369	1,048
Total liabilities	2,860,511	1,775,319
Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000,000 shares authorized; none issued
and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares
authorized; 230,795,174 and 171,128,266 shares issued
and outstanding on September 30, 2016 and December 31, 2015,
respectively	2,308	1,711
Capital surplus	708,827	590,417
Accumulated deficit	(250,711)	(302,580)
Accumulated other comprehensive income, net of tax	3,388	560
Total shareholders' equity before non-controlling interest	463,812	290,108
Non-controlling interest of the discontinued operations	1,144	513
Total shareholders' equity	464,956	290,621
Total liabilities and shareholders' equity	$3,325,467	$2,065,940
See accompanying notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Interest Income
Loans, including fees	$25,513	$17,106	$58,797	$50,382
Investment securities	1,763	1,436	4,476	4,733
Overnight funds sold and deposits in other banks	96	28	179	126
Total interest income	27,372	18,570	63,452	55,241
Interest Expense
Deposits:
Demand	1,391	667	3,075	2,023
Savings	40	15	81	39
Time deposits	2,169	1,959	5,746	5,753
Interest on deposits	3,600	2,641	8,902	7,815
Federal Home Loan Bank borrowings	109	95	109	668
Other borrowings	652	439	1,706	1,281
Total interest expense	4,361	3,175	10,717	9,764
Net interest income	23,011	15,395	52,735	45,477
Provision for loan losses	10,685	(15)	10,704	622
Net interest income after provision for loan losses	12,326	15,410	42,031	44,855
Noninterest Income
Service charges on deposit accounts	1,191	1,273	3,447	3,713
Earnings from bank-owned life insurance	395	302	1,046	956
Gain on sale of investment securities available for sale	—	—	15	238
Visa check card income	709	677	2,056	1,994
Other	575	441	1,430	547
Total noninterest income	2,870	2,693	7,994	7,448
Noninterest Expense
Salaries and employee benefits	9,880	10,100	24,990	26,091
Professional and consultant fees	978	1,459	2,101	3,584
Occupancy	1,594	1,556	4,428	4,654
FDIC insurance	679	339	1,524	1,361
Data processing	1,446	1,466	3,985	4,285
Problem loan and repossessed asset costs	219	538	420	1,150
Impairments and gains and losses on sales of other real estate owned and repossessed assets, net	685	225	112	1,471
Impairments and gains and losses on sale of premises and equipment, net	42	—	41	14
Equipment	309	300	812	942
Board fees	493	433	1,133	1,028
Advertising and marketing	398	115	503	389
Merger-related	12,910	—	15,555	—
Other	2,902	1,948	6,813	4,883
Total noninterest expense	32,535	18,479	62,417	49,852
(Loss) income from continuing operations before (benefit) provision for income taxes	(17,339)	(376)	(12,392)	2,451
(Benefit) provision for income taxes	(64,840)	28	(62,794)	44
Net income (loss) from continuing operations	47,501	(404)	50,402	2,407
Net income from discontinued operations before provision for income taxes	2,011	1,231	3,900	3,602
Provision for income taxes	842	23	877	82
Net income from discontinued operations attributable to non-controlling interest	806	501	1,556	1,563
Net income from discontinued operations	363	707	1,467	1,957
Net income attributable to Xenith Bankshares, Inc.	$47,864	$303	$51,869	$4,364
Basic and diluted income per share	$0.23	$—	$0.28	$0.03
See accompanying notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)	Three Months Ended				Nine Months Ended
(in thousands)	September 30, 2016		September 30, 2015		September 30, 2016		September 30, 2015
Net income (loss) attributable to Xenith Bankshares, Inc.		$47,864		$303		$51,869		$4,364
Other comprehensive income, net of tax:
Change in unrealized gain on securities available for sale	$475		$350		$4,178		$1,048
Income tax effect	—		—		(1,340)		—
Reclassification adjustment for securities gains included in net income	—		—		(15)		(238)
Income tax effect	—		—		5		—
Other comprehensive income, net of tax		475		350		2,828		810
Comprehensive income attributable to Xenith Bankshares, Inc.		$48,339		$653		$54,697		$5,174
See accompanying notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated Other
(unaudited)	Common Stock		Capital	Accumulated	Comprehensive Income,	Non-controlling	Total Shareholders'
(in thousands, except share data)	Shares	Amount	Surplus	Deficit	Net of Tax	Interest	Equity
Balance at December 31, 2015	171,128,266	$1,711	$590,417	$(302,580)	$560	$513	$290,621
Net income	—	—	—	51,869	—	1,556	53,425
Other comprehensive income, net of tax	—	—	—	—	2,828	—	2,828
Issuance of common stock for the Merger	58,915,439	590	117,829	—	—	—	118,419
Share-based compensation expense	—	—	1,532	—	—	—	1,532
Net settlement of restricted stock units	725,069	7	(977)	—	—	—	(970)
Stock options exercised	26,400	—	26	—	—	—	26
Distributed non-controlling interest	—	—	—	—	—	(925)	(925)
Balance at September 30, 2016	230,795,174	$2,308	$708,827	$(250,711)	$3,388	$1,144	$464,956
See accompanying notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)	Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015
Cash flows from operating activities
Net income from continuing operations	$50,402	$2,407
Net income from discontinued operations	3,023	3,520
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,146	2,387
Deferred income tax expense	(67,536)	—
Amortization of fair value adjustments	(798)	444
Provision for loan losses	10,704	622
Share-based compensation expense	1,532	1,428
Net amortization of premiums and accretion of discounts on investment securities available for sale	1,541	1,712
Income from bank-owned life insurance	(1,046)	(956)
Gain on sale of investment securities available for sale	(15)	(238)
Impairments and gains and losses on sales of other real estate owned and repossessed assets	56	1,471
Impairments and gains and losses on sales of premises and equipment	41	14
Changes in:
Interest receivable	(625)	354
Other assets	10,883	720
Interest payable	(103)	(77)
Other liabilities	(37,483)	1,690
Net cash provided by (used in) operating activities - continuing operations	(27,278)	15,498
Net cash used in operating activities - discontinued operations	(1,188)	(26,451)
Cash used in operating activities	(28,466)	(10,953)
Cash flows from investing activities
Cash acquired in acquisition	69,241	—
Proceeds from maturities and calls of investment securities available for sale	27,002	25,670
Proceeds from sale of investment securities available for sale	31,632	82,695
Purchase of investment securities available for sale	(46,943)	(10,842)
Proceeds from sale of restricted equity securities	11,317	8,916
Purchase of restricted equity securities	(25,962)	(3,487)
Net increase in loans	(107,841)	(118,432)
Proceeds from sale of other real estate owned and repossessed assets, net	12,078	10,721
Purchase of premises and equipment	(1,788)	(588)
Proceeds from bank-owned life insurance death benefit	—	80
Net cash used in investing activities - continuing operations	(31,264)	(5,267)
Net cash provided by (used in) investing activities - discontinued operations	1,473	(1,375)
Cash used in investing activities	(29,791)	(6,642)
Net increase in deposits	(74,615)	105,460
Net increase in short term Federal Home Loan Bank borrowings	172,500	40,000
Repayments of long term Federal Home Loan Bank borrowings	—	(165,500)
Net increase in other borrowings	8,405	—
Issuance of common stock related to bank acquisition	—	—
Issuance of common stock related to exercised options	26	—
Repurchase of common stock in the settlement of restricted stock units	(970)	3
Cash consideration paid in acquisition	(1)	—
Distributed non-controlling interest	(925)	(1,226)
Net cash provided by (used in) financing activities	104,420	(21,263)
Increase (decrease) in cash and cash equivalents	46,163	(38,858)
Cash and cash equivalents at beginning of period	63,746	103,619
Cash and cash equivalents at end of period	$109,909	$64,761
Supplemental cash flow information:
Cash paid for interest	$10,140	$9,218

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Cash paid for income taxes	79	8
Supplemental non-cash information:
Change in unrealized gain on investment securities available for sale, net of tax	$2,828	$810
Transfer from other real estate owned and repossessed assets to loans	1,194	696
Transfer from other real estate owned and repossessed assets to other assets	—	449
Transfer from loans to other real estate owned and repossessed assets	5,003	4,066
Transfer from premises and equipment to other real estate owned and repossessed assets	734	—
Non-cash transaction related to the Merger
Assets acquired	1,094,987	—
Liabilities assumed	1,002,793	—
See accompanying notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - Basis of Presentation

Effective July 29, 2016, Xenith Bankshares, Inc., a Virginia corporation (previously, Hampton Roads Bankshares, Inc., the “Company”), completed its previously announced merger (the “Merger”) with legacy Xenith Bankshares, Inc., a Virginia corporation (“Legacy Xenith”), pursuant to an Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of February 10, 2016, by and between the Company and Legacy Xenith. At the effective time of the Merger, Legacy Xenith merged with and into the Company, with the Company surviving the Merger. Also at the effective time of the Merger, the Company changed its name from “Hampton Roads Bankshares, Inc.” to “Xenith Bankshares, Inc.” and changed its ticker symbol to “XBKS.”

Pursuant to the Merger Agreement, holders of Legacy Xenith common stock, par value $1.00 per share (“Legacy Xenith common stock”), received 4.4 shares (the “Exchange Ratio”) of common stock of the Company, par value $0.01 per share (the “Company common stock”), for each share of Legacy Xenith common stock held immediately prior to the effective time of the Merger, with cash to be paid in lieu of fractional shares. Each outstanding share of the Company common stock remained outstanding and was unaffected by the Merger.

Pursuant to the Merger Agreement and immediately following the completion of the Merger, legacy Xenith Bank, a Virginia banking corporation and wholly owned subsidiary of Legacy Xenith, merged (the “Bank Merger”) with and into the Company’s wholly-owned bank subsidiary, Xenith Bank (previously, The Bank of Hampton Roads, the “Surviving Bank”), with the Surviving Bank surviving the Bank Merger. In connection with the Bank Merger, the Surviving Bank changed its name from “The Bank of Hampton Roads” to “Xenith Bank.”

Through September 30, 2016, the Company had incurred $15.6 million of Merger-related expenses, including legal, professional and printing services, systems conversion costs, retention and severance costs, and filing fees. Merger-related costs incurred by Legacy Xenith prior to the completion of the Merger are not included in the Company’s consolidated statements of income. The Company expects the incurrence of these one-time Merger-related costs to be substantially complete by the end of 2016.

Information contained herein as of the period ended September 30, 2016 includes the balances of Legacy Xenith; information contained herein as of periods prior to September 30, 2016 does not include the balances of Legacy Xenith. Information for the three and nine month periods ended September 30, 2016 includes the operations of Legacy Xenith only for the period immediately following the effective date of the Merger (July 29, 2016) through September 30, 2016.

Unless otherwise stated herein or the context otherwise requires, references herein to “the Company” prior to the effective time of the Merger are to Hampton Roads Bankshares, Inc. and its wholly-owned subsidiaries, and references to “the Bank” are to The Bank of Hampton Roads. Unless otherwise stated herein or the context otherwise requires, references herein to “the Company” after the effective time of the Merger are to Xenith Bankshares, Inc. (f/k/a Hampton Roads Bankshares, Inc.) and its wholly-owned subsidiaries, and references to “the Bank” are to Xenith Bank.

On September 16, 2016, the Company announced its decision to cease operations of its mortgage banking business. In connection with this decision, the Bank entered into a definitive asset purchase agreement to sell certain assets of Gateway Bank Mortgage, Inc., a wholly-owned subsidiary of the Bank (“GBMI”), and to transition GBMI’s operations, which include originating, closing, funding and selling first lien residential mortgage loans, to an unrelated party (the “GBMI Sale”). The operations of GBMI have been reported as discontinued operations for all periods presented herein. See Note C - Discontinued Operations for further discussion. The completion of the GBMI Sale occurred on October 17, 2016. See Note P - Subsequent Events for further discussion.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. The Company has one banking subsidiary, the Bank, which constitutes substantially all of the Company’s assets and operations.

Certain comparative balances have been reclassified to reflect current presentation. Any reclassification had no effect on total assets, total shareholders’ equity or net income.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”).

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make assumptions, judgments, and estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the determination of the allowance for loan losses, the valuation of other real estate owned and repossessed assets, the valuation of net deferred tax assets, the determination of fair value for financial instruments, and the determination of preliminary fair values of loans and other assets acquired and liabilities assumed in the Merger.

Recent Accounting Pronouncements

During the second quarter of 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”). ASU 2014-09 represents a comprehensive reform of many of the revenue recognition requirements in GAAP. ASU 2014-09 creates a new topic within the Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, ("ASC 606"). ASC 606 will supersede the current revenue recognition requirements in ASC 605, Revenue Recognition, and supersede or amend much of the industry-specific revenue recognition guidance found throughout the ASC. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASC 606 creates a five-step process for achieving that core principle: (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue when an entity has completed the performance obligations. ASC 606 also requires additional disclosures that allow users of the financial statements to understand the nature, timing, and uncertainty of revenue and cash flows resulting from contracts with customers. The effective date of ASC 606 is for the year beginning January 1, 2018. The new revenue standard permits the use of retrospective or cumulative effect transition methods. A majority of the Company’s contracts with customers (i.e., financial instruments) do not fall within the scope of ASC 606; therefore, the Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, ASC Topic 842 ("ASC 842"), which replaces ASC 840, Leases. The core principle of ASC 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee are as follows:

For finance leases, a lessee is required to do the following:
1. Recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position;
2. Recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income; and
3. Classify repayments of principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows.

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

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective date for ASC 842 is for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating whether adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which is intended to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. ASU 2016-09 changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient - expected term (nonpublic entities only); and (7) intrinsic value (nonpublic entities only). ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted in any interim or annual period provided that the entire ASU 2016-09 is adopted. The Company does not expect the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The changes are effective for annual and interim periods in fiscal years beginning after December 15, 2019. An entity may early adopt the standard for annual and interim periods in fiscal years beginning after December 15, 2018. The Company is evaluating whether the adoption of this standard will have a material effect on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows ("ASU 2016-15"), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses: (1) debt prepayment on debt extinguishment costs; (2) settlement of zero-coupon debt instruments; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investments; (7) beneficial interest in securitizations transactions; and (8) separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company is evaluating whether the adoption of this guidance will have material effect on its consolidated statement of cash flows.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - Business Combination

The Company has accounted for the Merger under the acquisition method of accounting, in accordance with ASC Topic 805,Business Combinations, whereby the acquired assets and assumed liabilities are recorded by the Company at their estimated fair values as of the effective date of the Merger, which was July 29, 2016.

The Merger combined two banks with complementary capabilities and geographical focus, thus provided the opportunity for the organization to leverage its existing infrastructure, including people, processes and systems, across a larger asset base.

In accordance with the framework established by ASC Topic 820, Fair Value Measurements and Disclosure , the Company used a fair value hierarchy to prioritize the information used to form assumptions and estimates in determining fair values. These fair value hierarchies are further discussed in Note N - Fair Value Measurements. Fair value estimates were based on management’s assessment of the best information available and are preliminary and subject to change.

The following table presents the summary unaudited balance sheet of Legacy Xenith as of the date of the Merger inclusive of the estimated fair value adjustments and the preliminary allocation of consideration paid in the Merger to the acquired assets and assumed liabilities. The final determination of estimated fair values of assets and liabilities will be made when all necessary information becomes available and management has completed its analysis. The preliminary allocation resulted in goodwill of $26.2 million, which represents the growth opportunities and franchise value the Bank has in the markets it serves.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)
Fair value of assets acquired:
Cash and cash equivalents	$69,241
Securities	139,025
Loans	828,880
Premises and equipment	6,180
Other real estate owned	738
Core deposit intangible	4,006
Accrued interest receivable	4,464
Deferred tax asset	4,741
Bank owned life insurance	19,917
Other assets	17,795
Total assets	$1,094,987
Fair value of liabilities assumed:
Deposits	$956,078
Accrued interest payable	285
Supplemental executive retirement plan	2,162
Other liabilities	44,268
Total liabilities	$1,002,793

Net identifiable assets acquired	$92,194

Consideration paid:
Company's common shares issued	58,915,439
Purchase price per share (1)	$1.97
Value of common stock issued	$116,063
Estimated fair value of stock options	2,355
Cash in lieu of fractional shares	1
Total consideration paid	118,419

Goodwill	$26,225
_______________________
(1) The value of the shares of Company common stock exchanged for shares of Legacy Xenith common stock was based upon the closing price of Company common stock at July 28, 2016, the last trading day prior to the date of completion of the Merger.

The following table presents the purchased performing and purchased impaired loans receivable at the date of the Merger and the preliminary fair value adjustment recorded immediately following the Merger:

(in thousands)	Purchased Performing	Purchased Impaired	Total
Principal payments receivable	$830,613	$9,851	$840,464
Fair value adjustment - credit and interest	(8,558)	(3,026)	(11,584)
Fair value of acquired loans	$822,055	$6,825	$828,880

The following table presents the effect of the Merger on the Company, on a pro forma basis, as if the Merger had occurred at the beginning of the three- and nine-month periods ended September 30, 2016 and 2015. Merger-related costs of $12.9 million and

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$15.6 million for the three and nine months ended September 30, 2016, respectively, which are included in the Company’s consolidated statements of operations, are not included in the pro forma information below. Merger-related costs incurred by Legacy Xenith prior to the completion of the Merger are not included in the Company’s consolidated statements of operations and are also not included in the pro forma information below. Net income includes pro forma adjustments for the accretion of estimated fair value adjustments (discounts) on acquired loans and amortization of estimated core deposit intangibles. As accretion of acquired loan discounts is recognized, the carrying value of the acquired loans increases. This change in carrying amount could require that provision for loan losses in a similar amount would be required and recorded. Therefore, the effect of accretion on pro forma revenue has no effect on pro forma net income from continuing operations. An effective income tax rate of 36% was used in determining pro forma net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Revenue (net interest income plus noninterest income)	$27,423	$26,396	$79,197	$79,452
Net (loss) income from continuing operations	$(3,494)	$482	$3,523	$3,703
(Loss) income per common share (basic and diluted)	$(0.02)	$—	$0.02	$0.02

NOTE C - Discontinued Operations

In connection with the GBMI Sale, which was completed on October 17, 2016, GBMI ceased taking new mortgage loan applications; however, all applications with prospective borrowers that were in process at the completion of the GBMI Sale will continue to be managed by GBMI through funding and sale to investors in the ordinary course of business. Management expects processing of these applications and investor funding of these loans will be substantially complete by December 31, 2016. Management believes, after the discontinued operations have been transitioned to the purchaser, there will be no material on-going obligations with respect to the mortgage banking business.

The following table presents summarized operating results of the discontinued operations for the periods stated:

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net interest income	$133	$197	$440	$544
Provision (benefit) for loan losses	(3)	15	(22)	(22)
Net interest income
after provision for loan losses	136	182	462	566
Noninterest income	6,760	5,722	16,987	15,444
Noninterest expense:
Salaries and employee benefits	3,901	3,588	10,368	9,514
Professional and consultant fees	73	83	204	226
Occupancy	176	195	590	514
Data processing	146	50	371	269
Equipment	13	49	56	92
Advertising and marketing	137	271	568	701
Other	439	437	1,392	1,092
Total noninterest expense	4,885	4,673	13,549	12,408
Net income before provision
for income taxes	2,011	1,231	3,900	3,602
Provision for income taxes	842	23	877	82
Net income	1,169	1,208	3,023	3,520
Net income attributable to
non-controlling interest	806	501	1,556	1,563
Net income attributable to
Xenith Bankshares, Inc.	$363	$707	$1,467	$1,957

NOTE D - Earnings Per Share

The following table presents basic and diluted income per share calculations for the three and nine months ended September 30, 2016 and 2015.  There were 5,050,288 and 5,571,214 stock options not included in the diluted earnings per share calculations for the three and nine months ended September 30, 2016, respectively, and 2,425,140 and 2,425,140 for the same periods in 2015, respectively, because their inclusion would have been antidilutive.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
(in thousands, except share and per share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income attributable to Xenith Bankshares, Inc.	$47,864	$303	$51,869	$4,364
Shares:
Weighted average shares outstanding	209,592,890	170,803,757	184,159,924	170,694,643
Weighted average vested restricted stock units	461,687	725,381	461,687	725,381
Weighted average number of common shares outstanding	210,054,577	171,529,138	184,621,611	171,420,024

Dilutive effect of TARP-related warrants	502,469	496,782	472,632	474,212
Dilutive effect of restricted stock units	282,917	484,243	339,391	416,066
Dilutive effect of stock options	368,539	273,334	172,527	177,799
Total dilutive effect	1,153,925	1,254,359	984,550	1,068,077
Diluted weighted average number of common shares outstanding	211,208,502	172,783,497	185,606,161	172,488,101
Basic and diluted income per share	$0.23	$—	$0.28	$0.03

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - Restrictions of Cash

To comply with regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement based on the weeks closest to September 30, 2016 and December 31, 2015 was $56.9 million and $32.0 million, respectively. The Bank was in compliance with this requirement at September 30, 2016.

NOTE F - Investment Securities

The following table presents amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale at September 30, 2016 and December 31, 2015:

	September 30, 2016
		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
Corporate bonds	$986	$1	$—	$987
Mortgage-backed securities - Agency	220,094	3,762	47	223,809
Asset-backed securities	14,862	—	103	14,759
Equity securities	969	710	—	1,679
Municipals
Tax-exempt	68,040	578	76	68,542
Taxable	18,154	215	—	18,369
Total securities available for sale	$323,105	$5,266	$226	$328,145

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
(in thousands)	Amortized Cost	Gains	Losses	Fair Value
U.S. agency securities	$12,565	$507	$—	$13,072
Corporate bonds	11,994	—	804	11,190
Mortgage-backed securities - Agency	147,980	1,498	279	149,199
Asset-backed securities	23,787	—	495	23,292
Equity securities	970	451	—	1,421
Total securities available for sale	$197,296	$2,456	$1,578	$198,174

Unrealized losses

The following tables present the fair values and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015:

	September 30, 2016
(in thousands)	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Mortgage-backed securities - Agency	$14,831	$47	$—	$—	$14,831	$47
Asset-backed securities	14,758	103	—	—	14,758	103
Municipals	17,143	76	—	—	17,143	76
Total securities	$46,732	$226	$—	$—	$46,732	$226

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
(in thousands)	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Corporate bonds	$—	$—	$11,190	$804	$11,190	$804
Mortgage-backed securities - Agency	56,787	244	1,517	35	58,304	279
Asset-backed securities	17,554	291	5,738	204	23,292	495
Total securities	$74,341	$535	$18,445	$1,043	$92,786	$1,578

Debt securities with unrealized losses totaling $226 thousand at September 30, 2016 included thirteen municipals, six mortgage-backed agency securities, and six asset-backed securities, compared with unrealized losses totaling $1.6 million at December 31, 2015, which included four corporate securities, 23 mortgage-backed agency securities, and nine asset-backed securities.  In instances where an unrealized loss did occur, there was no indication of an adverse change in credit on any of the underlying securities in the tables above, and management believes no individual unrealized loss represented an other-than-temporary impairment ("OTTI") as of those dates. The Company does not intend to sell and it is not more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, which may be at maturity.

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  In evaluating OTTI, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before its anticipated recovery.  The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available at a point in time.

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

Maturities of investment securities

The following table presents the amortized cost and fair value by contractual maturity of investment securities available for sale at September 30, 2016 and December 31, 2015.

Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage-backed and asset-backed securities that are not due at a single maturity date and equity securities, which do not have contractual maturities, are shown separately.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2016		December 31, 2015
	Amortized		Amortized
(in thousands)	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$506	$507	$—	$—
Due after one year
but less than five years	12,319	12,391	2,253	2,304
Due after five years
but less than ten years	71,725	72,317	12,518	11,785
Due after ten years	2,630	2,683	9,788	10,173
Mortgage-backed securities - Agency	220,094	223,809	147,980	149,199
Asset-backed securities	14,862	14,759	23,787	23,292
Equity securities	969	1,679	970	1,421
Total securities available for sale	$323,105	$328,145	$197,296	$198,174

Federal Home Loan Bank (“FHLB”)

The Company’s investment in FHLB stock totaled $11.2 million at September 30, 2016 and $2.9 million at December 31, 2015.  FHLB stock is generally viewed as a long-term investment and as a restricted investment security, as it is required to be held in order to access FHLB advances (i.e., borrowings).  The Company earns dividends from its investment in FHLB stock, and for the three months ended September 30, 2016, the FHLB declared a dividend at an annualized rate of 4.64%. The investment in FHLB stock is carried at cost as there is no active market or exchange for the stock other than the FHLB or member institutions.  Therefore, when evaluating FHLB stock for impairment, its value is based on ultimate recoverability of the par value rather than by recognizing temporary declines in value.  The Company does not consider this investment to be other-than-temporarily impaired at September 30, 2016, and no impairment has been recognized.

Federal Reserve Bank (“FRB”) and Other Restricted Stock

The Company’s investment in FRB and other restricted stock totaled $13.3 million at September 30, 2016 and $7.0 million at December 31, 2015.  FRB stock comprises $13.1 million of this amount and is generally viewed as a long-term investment and as a restricted investment security, as it is required to be held to effect membership in the Federal Reserve.  It is carried at cost as there is not an active market or exchange for the stock other than the FRB or member institutions.  The Company does not consider these investments to be other-than-temporarily impaired at September 30, 2016, and no impairment has been recognized.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - Borrowings

The Bank has secured borrowing facilities with the FHLB and the FRB. Total credit availability as of September 30, 2016 under the FHLB facility was $524.7 million and with a pledged, lendable collateral value of $301.4 million. Under this facility, as of September 30, 2016, there were short-term, non-amortizing borrowings outstanding of $197.5 million Credit availability under the FRB facility as of September 30, 2016 was $256.2 million, which is also based on pledged collateral. As of September 30, 2016, the Bank had no federal funds purchased or long-term borrowings under the FRB facility.

On June 26, 2015, Legacy Xenith issued and sold $8.5 million in aggregate principal amount of its 6.75% subordinated notes due 2025 pursuant to a Subordinated Note Purchase Agreement (the "Subordinated Notes"). The Subordinated Notes, which the Company assumed in the Merger, bear interest at an annual rate of 6.75%, which is payable quarterly in arrears on March 31, June 30, September 30 and December 31. The Subordinated Notes qualify as Tier 2 capital for the Company. As of September 30, 2016, the outstanding balance of the Subordinated Notes, net of capitalized loan origination costs, was $8.4 million. For the period from the Merger through September 30, 2016, the effective interest rate, including the amortization of loan origination costs, on the Subordinated Notes was 7.13%. As of September 30, 2016, the Company and the Bank, as applicable, were in compliance with all covenants of the Subordinated Notes.

Legacy Xenith had an agreement with a national bank that provided an unsecured senior term loan credit facility up to $15 million (the “Credit Agreement”). Immediately prior to the completion of the Merger, amounts outstanding under the Credit Agreement of $10.4 million, including accrued and unpaid interest, were repaid in full by the Company.

NOTE H - Loans and Allowance for Loan Losses

The following table presents the Company's composition of loans as of September 30, 2016 and December 31, 2015. All lending decisions are based upon a thorough evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan.  With few exceptions, personal guarantees are required on all loans.

The Company makes owner-occupied real estate (“OORE”) loans, which are secured in part by the real estate that is generally the offices or production facilities of the borrower. In some cases, the real estate is not held by the commercial enterprise, rather it is owned by the principals of the business or an entity controlled by the principals. The Company classifies OORE loans as commercial and industrial, as the primary source of repayment of the loan is generally dependent on the financial performance of the commercial enterprise occupying the property, with the real estate being a secondary source of repayment. All periods presented herein reflect this classification.

The Company holds guaranteed student loans (“GSLs”), which were purchased by Legacy Xenith in 2013 and acquired by the Company in the Merger. These loans were originated under the Federal Family Education Loan Program (“FFELP”), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, the student loans are substantially guaranteed by a guaranty agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the Federal Rehabilitated Loan Program (“FRLP”), under which borrowers on defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders. The Company has an agreement with a third-party servicer of student loans to provide all day-to-day operational requirements for the servicing of the loans. The GSLs carry a nearly 98% guarantee of principal and accrued interest. In allocating the consideration paid in the Merger, the Company recorded a preliminary fair value adjustment for GSLs that reduced the carrying amount in the GSLs to approximate the guaranteed portion of the loans.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	September 30, 2016	December 31, 2015
Commercial & Industrial	$923,598	$465,746
Construction	239,345	141,208
Commercial real estate	609,187	423,468
Residential real estate	418,166	347,336
Consumer	233,347	161,918
Guaranteed student loans	46,682	—
Deferred loan fees and related costs	707	(724)
Total loans	$2,471,032	$1,538,952

Acquired Loans

Acquired loans are initially recorded at estimated fair value as of the date of acquisition; therefore, any related allowance for loan losses is not carried over or established at acquisition. The difference between contractually required amounts receivable and the acquisition date fair value of loans that are not deemed credit-impaired at acquisition is accreted (recognized) into income over the life of the loan either on a straight-line basis or based on the underlying principal payments on the loan. Any change in credit quality subsequent to acquisition for these loans is reflected in the allowance for loan losses.

Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that contractually required principal and interest payments will not be collected are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). A portion of the loans acquired in the Merger are deemed to be purchased credit-impaired loans qualifying for accounting under ASC 310-30.

In applying ASC 310-30 to acquired loans, the amount and timing of cash flows expected to be collected is estimated. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including estimated default rates and the amount and timing of prepayments, in addition to other factors. The excess of cash flows expected to be collected over the estimated fair value of purchased credit-impaired loans is referred to as the accretable yield. This amount is accreted into interest income over the period of expected cash flows from the loan, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected, on an undiscounted basis, is referred to as the nonaccretable difference.

ASC 310-30 requires periodic re-evaluation of expected cash flows for purchased credit-impaired loans subsequent to acquisition date. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to earnings such that the accretable yield remains unchanged. Increases in expected cash flows will result in an increase in the accretable yield, which is a reclassification from the nonaccretable difference. The increased accretable yield is recognized in income over the remaining period of expected cash flows from the loan. Any impairment charge recorded as a result of a re-evaluation is recorded as an increase in the allowance for loan and lease losses. In the period since the Merger through September 30, 2016, no impairment charge has been recorded with respect to loans accounted for under ASC 310-30.

Acquired loans for which the amount or timing of cash flows cannot be predicted are accounted for under the cost recovery method, whereby principal and interest payments received reduce the carrying value of the loan until such amount has been received. Amounts received in excess of the carrying value are reported in interest income.

Allowance for Loan Losses

The following table presents the allowance for loan loss activity, by loan category, for the three and nine months ended September 30, 2016 and 2015:

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Balance at beginning of period	$22,903	$27,720	$23,157	$26,997
Charge-offs:
Commercial & Industrial	84	3,723	1,160	4,259
Construction	—	1,557	635	2,021
Commercial real estate	—	3	663	103
Residential real estate	340	313	2,234	782
Consumer	3	6	45	58
Guaranteed student loans	—	—	—	—
Overdrafts	43	36	106	112
Total charge-offs	470	5,638	4,843	7,335
Recoveries:
Commercial & Industrial	173	441	2,833	1,131
Construction	167	126	911	617
Commercial real estate	11	78	341	262
Residential real estate	253	125	603	507
Consumer	7	6	23	42
Guaranteed student loans	—	—	—	—
Overdrafts	1	—	1	—
Total recoveries	612	776	4,712	2,559
Net (recoveries) charge-offs	(142)	4,862	131	4,776
Provision (benefit) for loan losses	10,685	(15)	10,704	622
Balance at end of period	$33,730	$22,843	$33,730	$22,843

The following tables present the allowance for loan lease losses, with the amount independently and collectively evaluated for impairment, and loan balances, by loan type, as of the dates stated:

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2016
		Individually Evaluated	Collectively Evaluated
(in thousands)	Total Amount	for Impairment	for Impairment
Allowance for loan losses applicable to:
Purchased credit-impaired loans
Commercial & Industrial	$—	$—	$—
Construction	—	—	—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
Total purchased credit-impaired loans	—	—	—
Originated and other purchased loans
Commercial & Industrial	10,979	7,724	3,255
Construction	8,579	7,167	1,412
Commercial real estate	3,416	901	2,515
Residential real estate	6,721	1,120	5,601
Consumer	2,051	1,180	871
Guaranteed student loans	—	—	—
Unallocated qualitative	1,984	—	1,984
Total originated and other purchased loans	33,730	18,092	15,638
Total allowance for loan losses	$33,730	$18,092	$15,638
Loan balances applicable to:
Purchased credit-impaired loans
Commercial & Industrial	$875	$875	$—
Construction	1,824	1,824	—
Commercial real estate	1,607	1,607	—
Residential real estate	2,326	2,326	—
Consumer	16	16	—
Total purchased credit-impaired loans	6,648	6,648	—
Originated and other purchased loans
Commercial & Industrial	922,723	28,647	894,076
Construction	237,521	15,649	221,872
Commercial real estate	607,580	9,933	597,647
Residential real estate	415,840	10,928	404,912
Consumer	233,331	1,400	231,931
Guaranteed student loans	46,682	—	46,682
Deferred loan fees and related costs	707	—	707
Total originated and other purchased loans	2,464,384	66,557	2,397,827
Total loans	$2,471,032	$73,205	$2,397,827

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
		Individually Evaluated	Collectively Evaluated
(in thousands)	Total Amount	for Impairment	for Impairment
Allowance for loan losses applicable to:
Purchased credit-impaired loans
Commercial & Industrial	$—	$—	$—
Construction	—	—	—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
Total purchased credit-impaired loans	—	—	—
Originated and other purchased loans
Commercial & Industrial	5,925	1,593	4,332
Construction	3,339	951	2,388
Commercial real estate	3,952	640	3,312
Residential real estate	7,501	2,175	5,326
Consumer	840	88	752
Guaranteed student loans	—	—	—
Unallocated qualitative	1,600	—	1,600
Total originated and other purchased loans	23,157	5,447	17,710
Total allowance for loan losses	$23,157	$5,447	$17,710
Loan balances applicable to:
Purchased credit-impaired loans
Commercial & Industrial	$—	$—	$—
Construction	—	—	—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
Total purchased credit-impaired loans	—	—	—
Originated and other purchased loans
Commercial & Industrial	465,746	23,505	442,241
Construction	141,208	21,092	120,116
Commercial real estate	423,468	8,647	414,821
Residential real estate	347,336	12,532	334,804
Consumer	161,918	98	161,820
Guaranteed student loans	—	—	—
Deferred loan fees and related costs	(724)	$—	$(724)
Total originated and other purchased loans	1,538,952	65,874	1,473,078
Total loans	$1,538,952	$65,874	$1,473,078

The following tables present the loans that were individually evaluated for impairment, by loan type, as of the dates stated. The tables present those loans with and without an allowance and various additional data as of the dates stated:

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2016
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	$875	$1,270	$—
Construction	1,824	2,823	—
Commercial real estate	1,607	2,209	—
Residential real estate	2,326	3,326	—
Consumer	16	46	—
Originated and other purchased loans
Commercial & Industrial	12,313	13,344	—
Construction	5,359	5,669	—
Commercial real estate	7,716	9,798	—
Residential real estate	5,848	7,100	—
Consumer	8	29	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	—	—	—
Construction	—	—	—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
Originated and other purchased loans
Commercial & Industrial	16,334	16,627	7,723
Construction	10,290	11,943	7,163
Commercial real estate	2,217	2,217	899
Residential real estate	5,080	5,080	1,111
Consumer	1,392	1,392	1,182
Total loans individually evaluated for impairment	$73,205	$82,873	$18,078

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	$—	$—	$—
Construction	—	—	—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
Originated and other purchased loans
Commercial & Industrial	14,044	14,924	—
Construction	14,913	16,485	—
Commercial real estate	2,879	3,048	—
Residential real estate	5,125	5,985	—
Consumer	10	31	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	—	—	—
Construction	—	—	—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
Originated and other purchased loans
Commercial & Industrial	9,461	9,461	1,593
Construction	6,179	6,179	951
Commercial real estate	5,768	7,268	640
Residential real estate	7,407	7,563	2,175
Consumer	88	88	88
Total loans individually evaluated for impairment	$65,874	$71,032	$5,447

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,
	2016		2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	$878	$1	$—	$—
Construction	1,826	6	—	—
Commercial real estate	1,608	12	—	—
Residential real estate	2,368	6	—	—
Consumer	17	—	—	—
Originated and other purchased loans
Commercial & Industrial	12,664	74	16,415	92
Construction	5,395	48	15,528	—
Commercial real estate	8,007	68	5,637	8
Residential real estate	6,396	1	5,543	6
Consumer	14	—	70	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	—	—	—	—
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Originated and other purchased loans
Commercial & Industrial	16,391	51	5,868	49
Construction	10,297	3	5,577	50
Commercial real estate	2,229	3	3,613	48
Residential real estate	5,148	43	7,707	49
Consumer	1,393	—	1	—
Total loans individually evaluated for impairment	$74,631	$316	$65,959	$302

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2016		2015
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	$878	$1	$—	$—
Construction	1,826	6	—	—
Commercial real estate	1,608	12	—	—
Residential real estate	2,368	6	—	—
Consumer	17	—	—	—
Originated and other purchased loans
Commercial & Industrial	12,839	224	16,520	276
Construction	5,478	144	15,611	—
Commercial real estate	8,101	204	5,669	16
Residential real estate	6,466	4	5,616	18
Consumer	14	—	70	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	—	—	—	—
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Originated and other purchased loans
Commercial & Industrial	16,721	153	5,926	145
Construction	14,485	7	5,628	148
Commercial real estate	2,316	9	3,633	141
Residential real estate	5,345	131	7,964	157
Consumer	1,412	—	1	—
Total loans individually evaluated for impairment	$79,874	$901	$66,638	$901

The following table presents accretion of acquired loan discounts for the periods stated. The amount of accretion recognized in the periods is dependent on discounts recorded to reflect acquired loans at their estimated fair values as of the date of the Merger. As of September 30, 2016, the estimated fair value of acquired loans was preliminary and subject to change; therefore, accretion could be adjusted when estimated fair values are finalized in subsequent periods. Additionally, the amount of accretion recognized within a period is based on many factors, including, among other factors, loan prepayments and curtailments; therefore, amounts recognized are subject to volatility.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Balance at beginning of period	$—	$—	$—	$—
Additions	11,584	—	11,584	—
Accretion (1)	(1,509)	—	(1,509)	—
Balance at end of period	$10,075	$—	$10,075	$—
_______________________
(1) Accretion amounts are reported in interest income.

In evaluating GSLs, the allowance for loan losses is based on historical default rates for similar types of loans applied to the portion of carrying value in these loans that is not subject to federal guarantee. In the period since the Merger through September 30, 2016, no provision expense has been recorded with respect to GSLs, as the carrying amount in these loans approximates the guaranteed portion of the loans.

Management believes the allowance for loan losses as of September 30, 2016 is adequate to absorb losses inherent in the portfolio.  However, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies.  Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.

Impaired Loans

Total impaired loans were $73.2 million and $65.9 million at September 30, 2016 and December 31, 2015, respectively.  The Company continues to resolve its troubled loans through charge-offs, curtailments, pay offs, and returns of loans to performing status. Collateral dependent impaired loans were $61.3 million and $60.5 million at September 30, 2016 and December 31, 2015, respectively, and are measured at the fair value of the underlying collateral less costs to sell. Impaired loans for which no allowance is provided totaled $37.9 million and $37.0 million at September 30, 2016 and December 31, 2015, respectively.  Loans written down to their estimated fair value of collateral less costs to sell account for $6.8 million and $18.6 million of the impaired loans for which no allowance has been provided as of September 30, 2016 and December 31, 2015, respectively.  The remaining impaired loans for which no allowance is provided are expected to be fully covered by the fair value of the collateral; therefore, no loss is expected on these loans.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and other real estate owned and repossessed assets.  As of September 30, 2016, the Company had no loans other than GSLs that were past due greater than 90 days and accruing interest. These loans are substantially fully guaranteed by the federal government as to principal and accrued interest. Pursuant to the guarantee, the Company may make a claim for payment on the loan after a period of 270 days during which no payment has been made on the loan. Payments of principal and interest are guaranteed up to the date of payment under the guarantee.

The following table presents nonperforming assets as of September 30, 2016 and December 31, 2015:

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	September 30, 2016	December 31, 2015
Purchased credit-impaired loans:
Commercial & Industrial	$674	$—
Construction	1,090	—
Commercial real estate	716	—
Residential real estate	1,872	—
Consumer	—	—
Total purchased credit-impaired loans	4,352	—
Originated and other purchased loans:
Commercial & Industrial	16,444	10,118
Construction	10,445	15,729
Commercial real estate	4,396	3,308
Residential real estate	6,413	6,259
Consumer	1,390	98
Total originated and other purchased loans	39,088	35,512
Total nonaccrual loans	43,440	35,512
Other real estate owned	6,293	12,409
Total nonperforming assets	$49,733	$47,921

A reconciliation of nonaccrual loans to impaired loans as of September 30, 2016 and December 31, 2015 is as follows:

(in thousands)	September 30, 2016	December 31, 2015
Nonaccrual loans	$43,440	$35,512
TDRs on accrual	27,469	28,939
Impaired loans on accrual	2,296	1,423
Total impaired loans	$73,205	$65,874

 The following table presents a rollforward of nonaccrual loans for the nine months ended September 30, 2016, which includes $4.4 million of loans acquired in the Merger categorized as transfers in.

(in thousands)	Commercial & Industrial	Construction	Commercial real estate	Residential real estate	Consumer	Total
Balance at December 31, 2015	$10,118	$15,729	$3,308	$6,259	$98	$35,512
Transfers in	11,776	1,762	3,301	6,337	1,552	24,728
Transfers to other real estate owned	(623)	(3,330)	(172)	(724)	—	(4,849)
Charge-offs	(1,160)	(635)	(663)	(2,234)	(151)	(4,843)
Payments	(2,956)	(1,991)	(441)	(825)	(109)	(6,322)
Return to accrual	(48)	—	(221)	(517)	—	(786)
Loan type reclassification	11	—	—	(11)	—	—
Balance at September 30, 2016	$17,118	$11,535	$5,112	$8,285	$1,390	$43,440

 Age Analysis of Past Due Loans

The following presents an age analysis of loans as of September 30, 2016 and December 31, 2015:

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2016
		30-89 days	90+ days	Total	Total
(in thousands)	Current	Past Due	Past Due	Past Due	Loans
Purchased credit-impaired loans:
Commercial & Industrial	$308	$327	$240	$567	$875
Construction	1,824	—	—	—	1,824
Commercial real estate	1,258	75	274	349	1,607
Residential real estate	1,452	363	511	874	2,326
Consumer	16	—	—	—	16
Total purchased credit-impaired loans	4,858	765	1,025	1,790	6,648
Originated and other purchased loans:
Commercial & Industrial	906,048	13,184	3,491	16,675	922,723
Construction	227,233	74	10,214	10,288	237,521
Commercial real estate	605,317	75	2,188	2,263	607,580
Residential real estate	409,531	3,839	2,470	6,309	415,840
Consumer	233,311	11	9	20	233,331
Guaranteed student loans	34,473	4,095	8,114	12,209	46,682
Deferred loan fees and related costs	707	—	—	—	707
Total originated and other purchased loans	2,416,620	21,278	26,486	47,764	2,464,384
Total loans	$2,421,478	$22,043	$27,511	$49,554	$2,471,032

	December 31, 2015
		30-89 days	90+ days	Total	Total
(in thousands)	Current	Past Due	Past Due	Past Due	Loans
Purchased credit-impaired loans:
Commercial & Industrial	$—	$—	$—	$—	$—
Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Total purchased credit-impaired loans	—	—	—	—	—
Originated and other purchased loans:
Commercial & Industrial	451,776	2,699	11,271	13,970	465,746
Construction	137,147	3,514	547	4,061	141,208
Commercial real estate	422,691	686	91	777	423,468
Residential real estate	329,338	2,485	15,513	17,998	347,336
Consumer	161,909	6	3	9	161,918
Guaranteed student loans	—	—	—	—	—
Deferred loan fees and related costs	(724)	—	—	—	(724)
Total originated and other purchased loans	1,502,137	9,390	27,425	36,815	1,538,952
Total loans	$1,502,137	$9,390	$27,425	$36,815	$1,538,952

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality

The following tables present information about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator as of September 30, 2016 and December 31, 2015:

	September 30, 2016
		Special Mention
(in thousands)	Pass		Substandard	Total
Purchased credit-impaired loans:
Commercial & Industrial	$—	$201	$674	$875
Construction	—	—	1,824	1,824
Commercial real estate	—	890	717	1,607
Residential real estate	—	—	2,326	2,326
Consumer	—	—	16	16
Total purchased credit-impaired loans	—	1,091	5,557	6,648
Originated and other purchased loans:
Commercial & Industrial	894,698	9,873	18,152	922,723
Construction	220,234	6,807	10,480	237,521
Commercial real estate	589,596	5,056	12,928	607,580
Residential real estate	382,159	20,006	13,675	415,840
Consumer	230,468	1,456	1,407	233,331
Guaranteed student loans	46,682	—	—	46,682
Deferred loan fees and related costs	707	—	—	707
Total originated and other purchased loans	2,364,544	43,198	56,642	2,464,384
Total loans	$2,364,544	$44,289	$62,199	$2,471,032

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
		Special Mention
(in thousands)	Pass		Substandard	Total
Purchased credit-impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total purchased credit-impaired loans	—	—	—	—
Originated and other purchased loans:
Commercial & Industrial	441,376	11,199	13,171	465,746
Construction	118,218	7,260	15,730	141,208
Commercial real estate	404,093	7,632	11,743	423,468
Residential real estate	315,200	18,338	13,798	347,336
Consumer	160,708	1,055	155	161,918
Guaranteed student loans	—	—	—	—
Deferred loan fees and related costs	(724)	—	—	(724)
Total originated and other purchased loans	1,438,871	45,484	54,597	1,538,952
Total loans	$1,438,871	$45,484	$54,597	$1,538,952

Modifications

Loans meeting the criteria to be classified as Troubled Debt Restructurings (“TDRs”) are included in impaired loans. As of September 30, 2016 and December 31, 2015, loans classified as TDRs were $29.0 million and $30.8 million, respectively.  The following table presents the number of and recorded investment in loans classified as TDRs by management at September 30, 2016 and December 31, 2015:

(in thousands except number of contracts)	September 30, 2016		December 31, 2015
		Recorded Investment		Recorded Investment
Troubled Debt Restructurings	Number of Contracts		Number of Contracts
Commercial & Industrial	12	$13,041	14	$14,253
Construction	5	5,281	4	5,440
Commercial real estate	7	5,536	7	5,577
Residential real estate	14	5,123	15	5,483
Consumer	—	—	—	—
Total	38	$28,981	40	$30,753

Of TDRs, amounts totaling $27.5 million were accruing and $1.5 million were nonaccruing at September 30, 2016, and $28.9 million were accruing and $1.8 million were nonaccruing at December 31, 2015.  Loans classified as TDRs that are on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers whether such loans may return to accrual status.  Loans classified as TDRs in nonaccrual status may be returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan in accordance with the modified terms.  For the nine months ended September 30, 2016, one nonaccrual TDR was returned to accrual status.

The following table presents a rollforward of accruing and nonaccruing TDRs for the nine months ended September 30, 2016:

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Accruing	Nonaccruing	Total
Balance at December 31, 2015	$28,939	$1,814	$30,753
Charge-offs	—	—	—
Payments	(1,696)	(685)	(2,381)
New TDR designation	—	609	609
Release TDR designation	—	—	—
Transfer	226	(226)	—
Balance at September 30, 2016	$27,469	$1,512	$28,981

The following table presents performing and nonperforming loans identified as TDRs, by loan type, at September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	December 31, 2015
Performing TDRs:
Commercial & Industrial	$12,203	$13,387
Construction	5,205	5,363
Commercial real estate	5,536	5,339
Residential real estate	4,525	4,850
Consumer	—	—
Total performing TDRs	27,469	28,939
Nonperforming TDRs:
Commercial & Industrial	838	866
Construction	76	77
Commercial real estate	—	238
Residential real estate	598	633
Consumer	—	—
Total nonperforming TDRs	1,512	1,814
Total TDRs	$28,981	$30,753

The allowance for loan losses allocated to TDRs was $691 thousand and $1.6 million at September 30, 2016 and December 31, 2015, respectively.  There were no TDRs charged off and there was no allocated portion of allowance for loan losses associated with TDRs charged off during the nine months ended September 30, 2016. The total of TDRs charged off and the allocated portion of allowance for loan losses associated with TDRs charged off was $158 thousand and $135 thousand, respectively, during the year ended December 31, 2015.

The following table presents a summary of the primary reason and pre- and post-modification outstanding recorded investment for loan modifications that were classified as TDRs during the three and nine months ended September 30, 2016 and September 30, 2015.  This table includes modifications made to existing TDRs as well as new modifications that are considered TDRs for the periods presented.  TDRs made with a below market rate that also include a modification of loan structure are included under rate change.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2016
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—	—	$—	$—
Construction	—	—	—	1	4	4
Commercial real estate	—	—	—	—	—	—
Residential real estate	—	—	—	1	84	84
Consumer	—	—	—	—	—	—
Total	—	$—	$—	2	$88	$88

Three Months Ended September 30, 2015
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—	—	$—	$—
Construction	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	—	$—	$—	—	$—	$—

	Nine Months Ended September 30, 2016
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	—	$—	$—	1	$620	$521
Construction	—	—	—	1	4	4
Commercial real estate	—	—	—	—	—	—
Residential real estate	—	—	—	1	84	84
Consumer	—	—	—	—	—	—
Total	—	$—	$—	3	$708	$609

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2015
(in thousands except number of contracts)	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Troubled Debt Restructurings
Commercial & Industrial	2	$391	$391	—	$—	$—
Construction	—	—	—	—	—	—
Commercial real estate	—	—	—	3	4,606	4,031
Residential real estate	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	2	$391	$391	3	$4,606	$4,031
For the three and nine months ended September 30, 2016 and 2015, the Company had no loans for which there was a payment default and subsequent movement to nonaccrual status, that were modified as TDRs within the previous 12 months.

Loans that are considered TDRs are considered impaired and the primary consideration for measurement of impairment is the present value of the expected cash flows.  However, given the prevalence of real estate secured loans in the Company’s portfolio of problem assets, the majority of the Company’s TDR loans are ultimately considered collateral-dependent, and impairments are, therefore, calculated based upon the estimated fair value of the underlying collateral. Observable market prices for the sale of the respective notes are not considered as a basis for impairment for any of the Company’s loans as of September 30, 2016 and December 31, 2015.

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

The Company had no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs at September 30, 2016 and December 31, 2015.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - Other Real Estate Owned and Repossessed Assets

The following table presents a rollforward of other real estate owned and repossessed assets for the nine months ended September 30, 2016:

(in thousands)	Amount
Balance at December 31, 2015	$12,409
Transfers in (via foreclosure)	5,737
Acquired in the Merger	737
Sales	(12,478)
Gain on sales	1,208
Impairments	(1,320)
Balance at September 30, 2016	$6,293

As of September 30, 2016, there were $292 thousand of residential real estate properties included in the balance of other real estate owned and repossessed assets. Also at September 30, 2016, the Company held $1.9 million of real estate - residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

Other real estate owned and repossessed assets are presented net of a valuation allowance.  An analysis of the valuation allowance on these assets as of and for the nine months ended September 30, 2016 and 2015 is as follows:

(in thousands)	September 30, 2016	September 30, 2015
Balance at beginning of year	$9,875	$7,553
Impairments	1,320	1,524
Charge-offs	(8,137)	(1,464)
Balance at end of period	$3,058	$7,613

Items applicable to other real estate owned and repossessed assets included in the consolidated statement of operations for the three and nine months ended September 30, 2016 and 2015 include the following:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
(Gain) on sales	$(52)	$(34)	$(1,208)	$(53)
Impairments	737	259	1,320	1,524
Operating expenses	104	403	276	835
Total	$789	$628	$388	$2,306

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J - Goodwill and Other Intangible Assets

Goodwill of $26.2 million and core deposit intangible of $4.0 million was recorded in the preliminary allocation of the purchase consideration in the Merger. The estimated core deposit intangible is being amortized over eight years on a straight-line basis. The following table presents goodwill and other intangible assets, as of the dates stated. Core deposit intangibles existing at December 31, 2015 were fully amortized as of September 30, 2016.

(in thousands)	September 30, 2016	December 31, 2015
Amortizable core deposit intangibles:
Gross amount	$4,006	$4,756
Accumulated amortization	(88)	(4,508)
Net core deposit intangibles	3,918	248
Goodwill	26,225	—
Total goodwill and other intangible assets, net	$30,143	$248

NOTE K - Share-based Compensation

On October 4, 2011, the Company’s shareholders approved the 2011 Omnibus Incentive Plan (the “Plan”), which succeeded the Company’s 2006 Stock Incentive Plan and provided for the grant of up to 2,750,000 shares of Company common stock as awards to employees of the Company and its related entities, members of the board of directors of the Company, and members of the board of directors of any of the Company’s related entities.  On June 25, 2012, the Company’s shareholders approved an amendment to the Plan that increased the number of shares reserved for issuance under the Plan to 13,675,000 of which 837,724 remain available for future grant as of September 30, 2016.

Pursuant to the Merger Agreement, at the effective time of the Merger, the Company assumed the Legacy Xenith equity incentive plans (the “Legacy Xenith Plans”). At the effective time of the Merger, each stock option granted by Legacy Xenith (a “Legacy Xenith Option”) that was outstanding and unexercised immediately prior to the effective time of the Merger and whether or not vested was converted into an option to acquire, on the same terms and conditions as were applicable under such Legacy Xenith Option immediately prior to the effective time of the Merger, the number of shares of Company common stock equal to the number of shares of Legacy Xenith common stock subject to such Legacy Xenith Option immediately prior to the effective time of the Merger multiplied by the Exchange Ratio (rounding any resultant fractional share down to the nearest whole number of shares), at a price per share of Company common stock equal to the price per share under such Legacy Xenith Option divided by the Exchange Ratio (rounding any resultant fractional cent up to the nearest whole cent). As a result of the Merger, 728,052 Legacy Xenith options were converted into 3,203,429 options to acquire shares of Company common stock. It is not anticipated that the Company will make future awards under the Legacy Xenith Plans. Other than stock options, there were no equity awards outstanding under the Legacy Xenith Plans following the completion of the Merger.

Stock Options

Outstanding stock options consist of grants made to the Company’s directors and employees pursuant to the Plan.  All outstanding options issued by the Company prior to 2014 have original terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over three to ten years. During 2014, there were 5,510,035 stock options granted to certain Company executive managers. The options granted during 2014 ratably vest over a four year period between 2015 and 2018 and expire in August 2021. In connection with the Merger, 2,074,073 stock options were issued to executive managers. These options vest ratably over a period of three years. Stock options that had been granted under the Legacy Xenith Plans and converted into options to acquire shares of Company common stock in the Merger were fully vested prior to the completion of the Merger.

The following table presents a summary of the Company’s stock option activity and related information for the nine months ended September 30, 2016:

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Contractual Term in Years

			(in thousands)
Balance at December 31, 2015	3,566,894	$2.40	$760	5.68
Issued at the Merger	3,203,429	1.46
Granted	2,074,703	2.05
Forfeited and canceled	(805,607)	1.61
Exercised	(26,400)	0.99
Expired	(79,304)	10.36
Balance at September 30, 2016	7,933,715	$1.95	$4,564	5.14
Options exercisable at
September 30, 2016	4,482,418	$2.00	$3,089	4.48

As of September 30, 2016, there was $2.4 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 2.37 years.

Restricted Stock Units

The Company grants restricted stock units ("RSUs") to non-employee directors and certain employees pursuant to the Plan.  RSUs are settled in Company common stock and generally vest over a range of one to four years. Grants of these awards are valued based on the closing price on the day of grant.  RSUs are not eligible to receive dividends or dividend equivalence until the RSUs are settled in Company common stock.  At that time, the participant will be entitled to all the same rights as a shareholder of the Company. In connection with the Merger,674,982 RSUs were settled in cash and 871,370 RSUs were issued to executive managers and members of the board of directors, which vest over various periods up to three years.

The following table presents a summary of the Company’s unvested RSU activity and related information for the nine months ended September 30, 2016:

	Number of Unvested Awards	Weighted Average Grant Date Fair Value

Balance at December 31, 2015	954,034	$1.66
Granted	871,370	2.05
Vested	(811,050)	1.74
Forfeited and canceled	(142,984)	1.61
Balance at September 30, 2016	871,370	$2.05

Since the establishment of the Plan, 2,773,651 RSUs have fully vested, of which 1,921,660 have settled in Company common stock and 674,982 have settled in cash as of September 30, 2016. As of September 30, 2016, there was $1.6 million of total unrecognized compensation cost related to RSUs.

Compensation cost relating to share-based awards is accounted for in the consolidated financial statements based on the fair value of the share-based award on the date of the award and are expensed over the vesting period.  Share-based compensation expense recognized in the consolidated statements of operations for the nine months ended September 30, 2016 and 2015 was as follows:

(in thousands)	September 30, 2016	September 30, 2015
Expense recognized:
Related to stock options	$321	$903
Related to restricted stock units	1,345	525

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - Income Taxes

The provision for income taxes is based upon the results of operations, adjusted for the effect of certain tax-exempt income and non-deductible expenses. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes resulting in temporary differences. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit on the Company's consolidated statement of operations. As of September 30, 2016, the Company had a net deferred tax asset of $158.3 million, which is net of a valuation allowance of $745 thousand.

The following table presents the statutory tax rate reconciled to the Company’s effective tax rate from continuing operations for the date stated:

	For the Nine Months Ended
	September 30, 2016
(in thousands)	Tax	Rate
Effective tax rate from continuing operations:
Income tax benefit at statutory rate	$(3,798)	(35.00)%
Transaction-related expenses	1,311	12.08%
Tax-exempt income	(406)	(3.74)%
Reversal of valuation allowance	(59,950)	(552.41)%
Other	49	0.45%
Income tax benefit from continuing operations	$(62,794)	(578.62)%

Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities. These differences will result in deductible or taxable amounts in a future year(s) when the reported amounts of assets or liabilities are recovered or settled. Deferred assets and liabilities are stated at tax rates expected to be in effect in the year(s) the differences reverse. A valuation allowance is recorded against that portion of the deferred tax assets when it is more likely than not that all or a portion of the asset will not be realized.

A valuation allowance related to all components of net deferred tax assets was established in 2009 and was adjusted, as necessary, each reporting period.  The valuation allowance was established based upon a determination at the time that it was not more likely than not that the deferred tax assets would be fully realized primarily as a result of the significant operating losses experienced by the Company during year-end 2009 and thereafter.  For the year ended December 31, 2015, management determined that is was more likely than not that a portion of its deferred tax assets would be realized and released a portion of its valuation allowance in the amount of $92.5 million. At September 30, 2016, management determined that is was more likely than not that substantially all of its deferred tax asset would be realized and released substantially all of the remaining valuation allowance, which totaled $60.0 million.

ASC 740, Accounting for Income Taxes, paragraph 740-10-30-18 states that four possible sources of taxable income may be available under the tax law to realize a tax benefit for deductible temporary differences. In determining the need for a valuation allowance and in accordance with ASC 740-10-30-17, management evaluated all available evidence, both positive and negative, assessing the objectivity of the evidence and giving more weight to that evidence which is more objective than evidence which is subjective. Positive and negative evidence refers to factors affecting the predictability of one or more of the four sources of taxable income.

The positive evidence at September 30, 2016 included the fact that the Company has been in a positive cumulative pre-tax income position for the previous three years and the Company expects to generate taxable income in future years sufficient to absorb substantially all of its net deferred tax assets. A significant component of the Company's deferred tax asset relates to federal net operating losses ("NOLs") of approximately $300.0 million, which under current law can be carried forward 20 years. Legacy Xenith did not have federal NOLs carrying forward.

Management's estimate of future taxable income is based on internal projections, which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which, while inherently subject to judgment, management believes to be reasonable. At December 31, 2015, management concluded that the Company did not have sufficient future income to absorb all NOLs and only a portion of the deferred tax asset related to NOLs would be realized, thus releasing only a portion of

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the valuation allowance. At September 30, 2016, as a result of the Merger, management believes the Company has sufficient future income to absorb substantially all of the deferred tax assets, including assets relating to NOLs, and substantially all of the remaining valuation allowance has been released. The portion of valuation allowance remaining relates to deferred tax assets resulting for NOLs in the Commonwealth of Virginia, where the parent company files a standalone tax return. As such, the parent company is not expected to generate operating income in future periods, management has concluded that it is not more likely than not that the deferred tax assets, which is $745 thousand, related to these NOLs will be absorbed.

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

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M - Derivative Instruments

Derivatives are financial instruments whose value is based on one or more underlying assets.  The Company originates residential mortgage loans for sale into the secondary market on a best efforts basis.  In connection with the underwriting process, the Company enters into commitments to lock-in the interest rate of the loan with the borrower prior to funding (“interest rate-lock commitments”).  Generally, such interest rate-lock commitments are for periods less than 60 days.  These interest rate-lock commitments are considered derivatives.  The Company manages its exposure to changes in fair value associated with these interest rate-lock commitments by entering into simultaneous agreements to sell the residential loans to third party investors shortly after their origination and funding.  At September 30, 2016 and December 31, 2015, the Company had loans held for sale of $71.9 million and $56.5 million, respectively, reported in assets from discontinued operations on its consolidated balance sheets.

Under the contractual relationship in the best efforts method, the Company is obligated to sell the loans only if the loans close.  As a result of the terms of these contractual relationships, the Company is not exposed to changes in fair value nor will it realize gains or losses related to its rate-lock commitments due to subsequent changes in interest rates.  At September 30, 2016 and December 31, 2015, the Company had rate lock commitments to originate residential mortgage loans (unfunded par amount of loans) on a best efforts basis in the amounts of $89.3 million and $50.6 million, respectively.  The Company's interest rate-lock commitments are related to the operations of GBMI, which are reported herein as discontinued operations.

The Company has derivative financial instruments not designated as hedges and result from a service the Company provides to meet the needs of certain commercial customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Derivative contracts are executed between the Company and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap arrangement enabling the commercial loan customers to effectively exchange variable-rate interest payments under their existing obligations for fixed-rate interest payments. These derivatives do not meet hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in net income.   For the nine months ended September 30, 2016 and 2015, the Company recorded $35 thousand and $175 thousand, respectively, of income related to its back-to-back interest rate swap program that was included in other noninterest income on the consolidated statements of operations.

The Company has minimum collateral requirements with its financial institution counterparties for non-hedge derivatives that contain provisions, whereby if the Company fails to maintain its status as a well or an adequately capitalized institution, the Company could be required to terminate or fully collateralize the derivative contract. Additionally, if the Company defaults on any of its indebtedness, including default where repayment has not been accelerated by the lender, the Company could also be in default on its derivative obligations. As of September 30, 2016, the Bank had cash and securities in the amount of $3.4 million pledged as collateral under the agreements. If the Company is not in compliance with the terms of the derivative agreements, it could be required to settle its obligations under the agreements at termination value.

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

Information about financial instruments that are eligible for offset in the consolidated balance sheets as of September 30, 2016 and December 31, 2015 is presented in the following tables:

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Gross	Net Amounts	Gross Amounts
		Amounts	of Assets	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash and Security
	Recognized	Balance	Balance	Financial	Collateral	Net
(in thousands)	Assets	Sheets	Sheets	Instruments	Received	Amount
Derivative assets:
September 30, 2016
Interest rate swap agreements	$3,376	$—	$3,376	$—	$—	$3,376
December 31, 2015
Interest rate swap agreements	1,219	—	1,219	—	—	1,219

		Gross	Net Amounts	Gross Amounts
		Amounts	of Liabilities	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash and Security
	Recognized	Balance	Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Sheets	Sheets	Instruments	Pledged	Amount
Derivative liabilities:
September 30, 2016
Interest rate swap agreements	$3,448	$—	$3,448	$—	$3,409	$39
December 31, 2015
Interest rate swap agreements	1,219	—	1,219	—	1,219	—

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - Fair Value Measurements

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

Recurring Basis

The Company measures or monitors certain of its assets on a fair value basis.  Fair value is used on a recurring basis for those assets and liabilities for which an election was made, as well as for certain assets and liabilities in which fair value is the primary basis of accounting.  The following tables present the fair value of assets measured and recognized at fair value on a recurring basis in the consolidated balance sheets at September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Investment securities available for sale
Corporate bonds	$987	$—	$987	$—
Mortgage-backed securities -
Agency	134,324	—	134,324	—
Municipals	86,911	—	86,911	—
Commercial mortgage-backed securities	67,615	—	67,615	—
Collateralized mortgage obligations	21,870	—	21,870	—
Asset-backed securities	14,759	—	14,759	—
Equity securities	1,679	1,580	—	99
Total investment securities
available for sale	328,145	1,580	326,466	99
Derivative loan commitments	1,490	—	—	1,490
Interest rate swaps	3,376	—	3,376	—
Other assets	$1,807	$1,807	$—	$—
Total assets	$334,818	$3,387	$329,842	$1,589

Liabilities
Interest rate swaps	$3,448	$—	$3,448	$—
Total liabilities	$3,448	$—	$3,448	$—

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2015	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Investment securities available for sale
U.S. agency securities	$13,072	$—	$13,072	$—
Corporate bonds	11,190	—	11,190	—
Mortgage-backed securities -
Agency	149,199	—	149,199	—
Asset-backed securities	23,292	—	23,292	—
Equity securities	1,421	1,322	—	99
Total investment securities
available for sale	198,174	1,322	196,753	99
Derivative loan commitments	1,020	—	—	1,020
Interest rate swaps	1,219	—	1,219	—
Total assets	$200,413	$1,322	$197,972	$1,119

Liabilities
Interest rate swaps	$1,219	$—	$1,219	$—
Total liabilities	$1,219	$—	$1,219	$—

The following table presents a rollforward of recurring fair value measurements categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2016 and 2015:

	Activity in Level 3		Activity in Level 3
	Fair Value Measurements		Fair Value Measurements
(in thousands)	Nine Months Ended September 30, 2016		Twelve Months Ended December 31, 2015
	Investment Securities Available for Sale	Derivative Loan Commitments	Investment Securities Available for Sale	Derivative Loan Commitments

Description
Beginning of period balance	$99	$1,020	$280	$472
Unrealized gains included in:
Earnings	—	—	—	—
Other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Reclassification from level 3 to level 1	—	—	(181)	—
Issuances	—	470	—	799
Settlements	—	—	—	(251)
End of period balance	$99	$1,490	$99	$1,020

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

The following describes the valuation techniques used to estimate fair value for assets and liabilities that are measured on a recurring basis.

Investment Securities Available for Sale:  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 1 securities would include highly liquid government bonds, mortgage products, and exchange traded equities.  If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics.  Level 2 securities would include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions, and certain corporate, asset-backed, and other securities valued using third party

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quoted prices in markets that are not active.  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

Derivative Loan Commitments:  The Company originates mortgage loans for sale into the secondary market on a best efforts basis.  Under the best efforts basis, the Company enters into commitments to originate mortgage loans whereby the interest rate is fixed prior to funding.  These commitments, in which the Company intends to sell in the secondary market, are considered freestanding derivatives.  The fair values of interest rate lock commitments, which are related to mortgage loan commitments and are categorized as Level 3, are based on quoted prices adjusted for commitments that the Company does not expect to fund.

Interest Rate Swaps: The Company uses observable inputs to determine fair value of its interest rate swaps.  The valuation of these instruments is determined using widely accepted valuation techniques that are based on discounted cash flow analysis using the expected cash flows of each derivative over the contractual terms of the derivatives, including the period to maturity and market-based interest rate curves. The fair value of the interest rate swaps is determined using a market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.  The variable cash payments were based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.  Accordingly, the Company categorizes these financial instruments within Level 2 of the fair value hierarchy.

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

The following tables present the fair value of assets measured and recognized at fair value on a nonrecurring basis in the consolidated balance sheets at September 30, 2016 and December 31, 2015:

	Assets Measured at Fair Value	Fair Value Measurements at
		September 30, 2016 Using
(in thousands)		Level 1	Level 2	Level 3
Impaired loans	$50,002	$—	$—	$50,002
Other real estate owned
and repossessed assets	6,293	—	—	6,293

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Assets Measured at Fair Value	Fair Value Measurements at
		December 31, 2015 Using
(in thousands)		Level 1	Level 2	Level 3
Impaired loans	$55,279	$—	$—	$55,279
Other real estate owned
and repossessed assets	12,409	—	—	12,409

The following describes the valuation techniques used to estimate fair value for our assets that are required to be measured on a nonrecurring basis.

Impaired Loans:  The majority of the Company’s impaired loans are considered collateral dependent.  For collateral dependent impaired loans, impairment is measured based upon the estimated fair value of the underlying collateral.

Other Real Estate Owned and Repossessed Assets:  The fair value of other real estate owned and repossessed assets is based primarily on appraisals of the real estate or other observable market prices.  The Company's policy is to have current appraisals of these assets; however, if a current appraisal is not available, an existing appraisal would be utilized after adjusting it to reflect changes in market conditions from the date of the existing appraisal, and, as such, may include significant management assumptions and input with respect to the determination of fair value.

Significant Unobservable Inputs

The following table presents the significant unobservable inputs used to value the Company’s material Level 3 assets. These factors represent the significant unobservable inputs that were used in measurement of fair value.

(in thousands except for percentages)		Significant Unobservable	Significant Unobservable
	Fair Value at	Inputs by	Inputs as of
	September 30, 2016	Valuation Technique	September 30, 2016
Derivative loan commitments	$1,490	Pull through rate	89%
		Percentage of loans that will
		ultimately close
Impaired loans	50,002	Appraised value	10%
		Average discounts to reflect current
		market conditions, ultimate collectability,
		and estimated costs to sell
Other real estate owned	6,293	Appraised value	10%
		Weighted average discounts to reflect
		current market conditions, abbreviated
		holding period and estimated costs to sell

Other Fair Value Measurements

Accounting standards require the disclosure of the estimated fair value of financial instruments that are not recorded at fair value. For the financial instruments that the Company does not record at fair value, estimates of fair value are made at a point in time based on relevant market data and information about the financial instrument.  No readily available market exists for a significant portion of the Company’s financial instruments.  Fair value estimates for these instruments are based on current economic conditions, interest rate risk characteristics, and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision; therefore, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument.  In addition, changes in assumptions could significantly affect these fair value estimates.  The following methods and assumptions were used by the Company in estimating fair value of these financial instruments.

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

(d)    Loans Held For Sale
The carrying value of loans held for sale is a reasonable estimate of fair value since loans held for sale are expected to be sold within a short period that is typically between 30 and 90 days after a loan closing transaction. These loans are reported within discontinued operations.

(e)    Loans
To determine the fair values of loans other than those deemed impaired, the Company uses discounted cash flow analyses using discount rates that are similar to the interest rates and terms currently being offered to borrowers of similar terms and credit quality. In valuing acquired loans, the Company also uses valuation techniques that include default rates for similar risk rated loans and estimates of expected cash flows as well as other factors.

(f)    Interest Receivable and Interest Payable
The carrying amount approximates fair value.

(g)    Bank-Owned Life Insurance
The carrying amount approximates fair value.

(h)    Deposits
The fair values disclosed for non-maturity deposits such as demand (including money market) and savings accounts are equal to the amount payable on demand at the reporting date (i.e., carrying values).  Fair values for certificates of deposit are estimated using a discounted cash flow model that applies market interest rates on comparable instruments.

(i)    Borrowings
The fair value of borrowings is estimated using discounted cash flow analyses based on the rates currently offered for borrowings of similar remaining maturities and collateral requirements.  These include FHLB borrowings and other borrowings.

(j)    Commitments to Extend Credit and Standby Letters of Credit
The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments.  These deferred fees are not deemed significant at September 30, 2016 and December 31, 2015, and as such, the related fair values have not been estimated.

The carrying amounts and fair values of those financial instruments that are not recorded at fair value or have carrying amounts that approximate fair value at September 30, 2016 and December 31, 2015 were as follows:

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2016
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
(in thousands)			Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$2,437,302	$2,470,049	$—	$—	$2,470,049
Financial Liabilities:
Deposits	2,586,608	2,588,924	—	2,588,924	—
FHLB borrowings	197,500	197,500	—	197,500	—
Other borrowings	38,468	83,100	—	83,100	—

	December 31, 2015
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
(in thousands)			Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,518,318	$1,525,606	$—	$—	$1,525,606
Financial Liabilities:
Deposits	1,705,145	1,678,886	—	1,678,886	—
FHLB borrowings	25,000	25,000	—	25,000	—
Other borrowings	29,689	56,703	—	56,703	—
(1) Carrying amount and fair value include impaired loans and carrying amount is net of the allowance for loan losses.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - Commitments and Contingencies

In the ordinary course of operations, the Company has become a party to legal proceedings.  Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Company's business, financial condition, results of operations, or cash flows.
In the normal course of business, the Company has commitments under credit agreements to lend to customers as long as there is no material violation of any condition established in the contracts. These commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Additionally, the Company's issue letters of credit, which are conditional commitments to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.
These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the dates stated:

(in thousands)	September 30, 2016	December 31, 2015
Commercial lines of credit	$320,880	$124,834
Construction	112,737	27,758
Commercial real estate	43,544	13,004
Residential real estate	96,616	82,189
Consumer	12,472	7,164
Letters of credit	20,821	15,555
Total commitments	$607,070	$270,504

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - Subsequent Events

On October 17, 2016, the Bank completed the GBMI Sale and received proceeds of approximately $87 thousand from the purchaser.

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995.  When or if used in this Form 10-Q or any filings with the Securities and Exchange Commission (the "SEC"), other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “anticipate,” “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “is estimated,” “is projected,” or similar expressions are intended to identify “forward-looking statements.”
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
For a discussion of the risks, uncertainties, and assumptions that could affect our future events, developments, or results, you should carefully review the risk factors summarized below and the more detailed discussion in "Risk Factors" of the joint proxy statement/prospectus (Registration No. 333-210643) that we filed with the SEC on June 30, 2016 (the "Proxy Statement/Prospectus").  Our risks include the following:

•	Our success is largely dependent on attracting and retaining key management team members;

•
We are not currently paying dividends on our common stock and absent regulatory approval are prevented from doing so. The inability to pay dividends on our common stock may adversely affect the market price of our common stock;

•
We incurred significant losses from 2009 to 2012. While we were profitable in 2013, 2014, and 2015 and in the first nine months of 2016 due to the reversal of our valuation allowance on our net deferred tax asset, we can make no assurances that will continue. An inability to improve our profitability could adversely affect our operations and our capital levels, and thus our ability to grow;

•
Our ability to cease operations and transition our mortgage banking operations to a third-party purchaser could take longer and be more costly than anticipated and could adversely impact our results of operations;

•	Economic, market, or operational developments may negatively impact our ability to maintain required capital levels or otherwise negatively impact our financial condition;

•
Our ability to maintain adequate sources of funding and liquidity may be negatively impacted by the economic environment, which may, among other things, impact our ability to grow, satisfy our obligations, and pay dividends, if approved;

•	Our future success is dependent on our ability to compete effectively in the highly competitive banking industry;

•
Sales, or the perception that sales could occur, of large amounts of our common stock by our institutional investors may depress our stock price. Sales of a significant portion of our stock by our institutional investors could limit our ability to utilize our deferred tax asset, which also could depress our stock price;

•	The significant portion of our loan portfolio is in real estate – commercial mortgage, equity line lending, and construction, which may expose us to greater risk of loss;

•	General economic conditions in the markets in which we do business may decline and may have a material adverse effect on our results of operations and financial condition;

•	We have had large numbers of problem loans. Although problem loans have declined significantly, there is no assurance that they will continue to do so;

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

•	Our profitability will be jeopardized if we are unable to successfully manage interest rate risk;

•	We may face increasing deposit-pricing pressures, which may, among other things, reduce our ability to grow and our profitability;

•	We may experience failures or breaches to our systems and network security, including "hacking," "cyber fraud" or "identity theft" resulting in operating losses and/or litigation;

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

•	Our operations and customers might be affected by the occurrence of a natural disaster or other catastrophic event in our market area;

•
Our business, financial condition, and results of operations are highly regulated and could be adversely affected by new or changed regulations and by the manner in which such regulations are applied by regulatory authorities;

•	Banking regulators have broad enforcement power, and regulations are meant to protect depositors and not investors;

•	The fiscal, monetary, and regulatory policies of the federal government and its agencies could have a material adverse effect on our results of operations;

•	Government legislation and regulation may adversely affect our business, financial condition, and results of operations;

•	The soundness of other financial institutions could adversely affect us;

•
The merger of legacy Hampton Roads Bankshares, Inc. and legacy Xenith Bankshares, Inc. may be more difficult, costly and/or time consuming than expected and the anticipated benefits and cost savings of the combination may not be realized;

•	The combined company may not be able to realize our deferred income tax assets.
Our forward-looking statements could be incorrect in light of these risks, uncertainties, and assumptions.  The future events, developments, or results described in this Form 10-Q could turn out to be materially different.  Except as required by applicable law or regulations, we do not undertake, and specifically disclaim any obligation, to update or revise any forward-looking statement.
Critical Accounting Policies
U.S. generally accepted accounting principles (“GAAP”) are complex and require management to apply significant judgment to various accounting, reporting, and disclosure matters. Management must use assumptions, judgments, and estimates when applying these principles where precise measurements are not possible or practical. These policies are critical because they are highly dependent upon subjective or complex assumptions, judgments, and estimates.  Our assumptions, judgments, and estimates may be incorrect, and changes in such assumptions, judgments, and estimates may have a material impact on the consolidated financial statements.  Actual results, in fact, could differ materially from those estimates.  We consider our policies on allowance for loan losses, the valuation of deferred taxes, and the valuation of other real estate owned to be critical accounting policies. Refer to our Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K") for further discussion of these policies.
Merger with Legacy Xenith Bankshares, Inc.
Effective July 29, 2016, Xenith Bankshares, Inc., a Virginia corporation (previously, Hampton Roads Bankshares, Inc., the “Company”), completed its previously announced merger (the “Merger”) with legacy Xenith Bankshares, Inc., a Virginia corporation (“Legacy Xenith”), pursuant to an Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of February 10, 2016, by and between the Company and Legacy Xenith. At the effective time of the Merger, Legacy Xenith merged with and into the Company, with the Company surviving the Merger. Also at the effective time of the Merger, the Company changed its name from “Hampton Roads Bankshares, Inc.” to “Xenith Bankshares, Inc.” and changed its ticker symbol to “XBKS.” In connection with the Merger, the Company moved its headquarters to Legacy Xenith’s headquarters in Richmond, Virginia.
Pursuant to the Merger Agreement, holders of Legacy Xenith common stock, par value $1.00 per share (“Legacy Xenith common stock”), received 4.4 shares (the “Exchange Ratio”) of common stock of the Company, par value $0.01 per share (the “Company common stock”), for each share of Legacy Xenith common stock held immediately prior to the effective time of the Merger, with cash to be paid in lieu of fractional shares. Each outstanding share of the Company common stock remained outstanding and was unaffected by the Merger.
Pursuant to the Merger Agreement and immediately following the completion of the Merger, legacy Xenith Bank, a Virginia banking corporation and wholly owned subsidiary of Legacy Xenith, merged (the “Bank Merger”) with and into the Company’s wholly owned bank subsidiary, Xenith Bank (previously, The Bank of Hampton Roads, the “Surviving Bank”), with the Surviving Bank surviving the Bank Merger. In connection with the Bank Merger, the Surviving Bank changed its name from “The Bank of Hampton Roads” to “Xenith Bank.”
In connection with the Merger, the Company changed its ticker symbol to “XBKS” and moved its headquarters to Legacy Xenith’s headquarters in Richmond, Virginia.
Through September 30, 2016, we had incurred $15.6 million of Merger-related expenses, including legal, professional and printing services, systems conversion costs, retention and severance costs, and filing fees. Merger-related costs incurred by Legacy Xenith

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

prior to the completion of the Merger are not included in our consolidated statements of income. We expect the incurrence of these one-time Merger-related costs to be substantially complete by the end of 2016.
Information contained in this Form 10-Q as of the period ended September 30, 2016, including this “Management’s Discussion and Analysis of Results of Operations and Financial Condition," includes the balances of Legacy Xenith; information contained herein as of periods prior to September 30, 2016 does not include the balances of Legacy Xenith. Information for the three and nine month periods ended September 30, 2016 includes the operations of Legacy Xenith only for the period immediately following the effective date of the Merger (July 29, 2016) through September 30, 2016.
Unless otherwise stated in this Form 10-Q or the context otherwise requires, references herein to “the Company,” “we,” “our” or “us” prior to the effective time of the Merger are to Hampton Roads Bankshares, Inc. and its wholly-owned subsidiaries, and references to “the Bank” are to The Bank of Hampton Roads. Unless otherwise stated herein or the context otherwise requires, references herein to “the Company,” “we,” “our” or “us” after the effective time of the Merger are to Xenith Bankshares, Inc. (f/k/a Hampton Roads Bankshares, Inc.) and its wholly-owned subsidiaries, and references to “the Bank” are to Xenith Bank.

Disposition of Mortgage Banking Business
On September 16, 2016, we announced our decision to cease operations of our mortgage banking business. In connection with this decision, the Bank entered into a definitive asset purchase agreement to sell certain assets of Gateway Bank Mortgage, Inc., a wholly-owned subsidiary of the Bank (“GBMI”), and to transition GBMI’s operations, which include originating, closing, funding and selling first lien residential mortgage loans, to an unrelated party (the “GBMI Sale”). The Bank completed the GBMI Sale on October 17, 2016. As of the completion of the GBMI Sale, GBMI ceased taking new mortgage loan applications; however, all applications with prospective borrowers that were in process will continue to be managed by GBMI through funding and sale to investors in the ordinary course of business. Management expects processing of these applications and investor funding of these loans will occur over the remainder of the year and be substantially complete by December 31, 2016, and that any continuing obligation in connection with GBMI's operations will be insignificant after the transition period is complete.
For purposes of this Form 10-Q, including this "Management's Discussion and Analysis of Results of Operations and Financial Condition", the operations of GBMI have been reported as discontinued operations for all periods presented.

Company Overview
The Bank specifically targets the banking needs of middle market and small businesses, local real estate developers and investors, and retail banking clients. The Bank’s geographical area of operations spans from Baltimore, Maryland and Rehoboth Beach, Delaware, to Raleigh and eastern North Carolina, complementing its significant presence in Greater Washington, D.C., Greater Richmond, Virginia, Greater Hampton Roads, Virginia and on the Eastern Shore of Maryland and Virginia. The Bank operates 42 full-service branches and five loan production offices located across these areas with its headquarters centrally-located in Richmond, Virginia.
Our largest investor shareholders include Anchorage Capital Group, L.L.C. (“Anchorage”), CapGen Capital Group VI LP (“CapGen”), and The Carlyle Group, L.P. (“Carlyle”). Anchorage, CapGen, and Carlyle own 18.4%, 22.1%, and 18.4%, respectively, of the outstanding shares of our common stock as of September 30, 2016.
Our primary source of revenue is net interest income earned by the Bank. Net interest income represents interest and fees earned from lending and investment activities less the interest paid on deposits and borrowings. Net interest income may be impacted by variations in the volume and mix of interest-earning assets and interest-bearing liabilities, changes in the yields earned and the rates paid, level of non-performing assets, and the level of noninterest-bearing liabilities available to support earning assets. In addition to net interest income, noninterest income is another important source of revenue. Noninterest income is derived primarily from service charges on deposits and other banking services and earnings on our bank-owned life insurance policies. Other significant factors that impact net income attributable to the Company are the provision for loan losses and noninterest expense.
The following table presents selected financial performance measures, for the dates stated. Our efficiency ratio is determined based on continuing operations only.

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Three Months Ended September 30,
	2016	2015
Net interest margin (1)	3.59%	3.35%
Return on average assets ("ROAA") (2)	6.67%	0.06%
Return on average common equity ("ROAE") (3)	51.42%	0.59%
Average common equity to average assets (4)	12.97%	10.40%
Efficiency ratio (5)	126%	102%

	Nine Months Ended September 30,
	2016	2015
Net interest margin (1)	3.43%	3.27%
Return on average assets (2)	2.24%	0.29%
Return on average common equity (3)	16.18%	2.87%
Average common equity to average assets (4)	13.84%	10.09%
Efficiency ratio (5)	103%	94%
_______________________
(1) Net interest margin is net interest income divided by average interest-earning assets. Average interest-earning assets are presented within the average balances, income and expenses, yields and rates table below.

(2) ROAA is net income divided by average total assets. Average total assets are presented within the average balances, income and expenses, yields, and rates table below.
(3) ROAE is net income divided by average shareholders’ equity (excluding non-controlling interest).
(4) Average equity to average assets is average shareholders’ equity (excluding non-controlling interest) divided by average total assets. Average total assets are presented within the average balances, income and expenses, yields and rates table below.

(5) Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income (continuing operations).
The direct lending activities in which the Company engages carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve") and general economic conditions, nationally and in our primary market areas, have a significant impact on our results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to the Company in full, or in a timely manner, resulting in decreased earnings or losses to the Company. We make fixed rate loans, whereby general increases in interest rates will tend to reduce the Company's spread as the interest rates we must pay for deposits may increase while interest income may be unchanged. Economic conditions may also adversely affect the value of property pledged as security for loans and the ability to liquidate that property to satisfy a loan, if necessary.
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
As a result of the Merger, management and associates are devoting significant resources during the remainder of 2016 to the integration of systems, policies, and processes with the goal of achieving the anticipated benefits offered by the Merger for its shareholders and

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

customers. In connection with the Merger, we have incurred significant one-time costs, which have a negative impact on our operating results. We anticipate that the significant portion of these costs will be incurred by the end of 2016. Additionally, in connection with the GBMI Sale, we expect the transitioning of the business to the purchaser to occur over the remainder of 2016 and to be substantially complete by year end. In connection with the GBMI Sale, we expect loans held for sale in the amount of $71.9 million at September 30, 2016 to decline over the remainder of the year.
Industry Trends
As reported in November 2016 by the Federal Reserve of Richmond (the "Fifth District"), which is the district covering the markets in which we operate, economic conditions are mixed with labor markets showing some improvement, business conditions and housing starts showing some improvement over the prior year. Also as reported by the Fifth District, all industry sectors, except the information sector, showed year-over-year growth, and the expansion in other industry sectors far out weighed the contraction in information.
According to the U.S. Bureau of Labor Statistics, the unadjusted unemployment rate for September for the Virginia Beach-Norfolk-Newport News, Va.-N.C. Metropolitan Statistical Area (MSA)was 4.6%, while this rate in the Greater Washington D.C. MSA was 3.9% and in the Richmond, Va. MSA was 4.1%. The national unadjusted unemployment rate in September was reported at 4.8%.
The Federal Open Market Committee ("FOMC") stated in a November 2, 2016 release that the labor market has continued to strengthen and economic growth has picked up from the modest pace in the first half of 2016. The FOMC stated household spending has been rising moderately but business fixed investment has remained soft. The FOMC also confirmed, consistent with its statutory mandate, it seeks to foster maximum employment and price stability. The FOMC expects that, with gradual adjustments in the stance of monetary policy, economic activity will expand at a moderate pace and labor market conditions will strengthen somewhat further. In its release, the FOMC stated its decision to maintain the target range for the federal funds rate at 1/4 to 1/2 percent, and that the case for an increase in the federal funds rate has continued to strengthen but decided, for the time being, to wait for some further evidence of continued progress toward its objectives.
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
Consistently low interest rates and intense competition due to limited business investment, in addition to other factors, have put pressure on net interest margins for banks, including the Bank.
For further discussion of the material trends and uncertainties that may affect our results and financial condition, refer to the risk factors discussed "Risk Factors" in our Proxy Statement/Prospectus.
Overview of Results of Operations and Financial Condition
The following commentary provides information about the major components of our financial condition, results of operations, liquidity, and capital resources.  This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this Form 10-Q.
The following is a summary of our financial condition as of September 30, 2016 and our financial performance for the three and nine months then ended.

•	Total assets increased $1.26 billion, or 60.8%, from December 31, 2015 to September 30, 2016, of which $1.09 billion were acquired in the Merger.

•
Gross loans grew $932.1 million, or 60.6%, from December 31, 2015 to September 30, 2016, of which $828.9 million were acquired in the Merger. Excluding loans acquired in the Merger, gross loan growth over the nine-month period was $103.2 million, primarily due to growth in our marine financing division, which grew $76.2 million over this period.

•
Allowance for loan losses increased $10.6 million to $33.7 million at September 30, 2016 from December 31, 2015, primarily due to specific reserves on several problem loans. Legacy Xenith's allowance for loan losses existing immediately prior to the Merger was not carried over to the combined company as acquired loans are stated at their estimated fair values at the time of the Merger. No additional allowance was recorded for the Legacy Xenith loan portfolio as of September 30, 2016. Charge-offs slightly outpaced recoveries during the first nine months of 2016.

•
Deposits increased $881.5 million, or 51.7%, from December 31, 2015 to September 30, 2016. Deposits assumed in the Merger were $956.1 million, and the overall decrease is primarily due to the maturing of a substantial portion of our brokered deposits, which have been replaced in part with Federal Home Loan Bank borrowings, which have increased $172.5 million.

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

•
Net interest income was $23.0 million and $52.7 million for the three and nine months ended September 30, 2016, an increase of $7.6 million and $7.3 million from the three and nine months ended September 30, 2015, respectively.  The increased net interest income from the Merger is reflected only in the three-month period ended September 30, 2016.

•
Net interest margin was 3.59% and 3.43% for both the three and nine months ended September 30, 2016, respectively, and 3.35% and 3.27% for the three and nine months ended September 30, 2015, respectively. Net interest margin in the 2016 periods includes accretion of acquired loan discounts further discussed below.

•
Noninterest income for the three and nine months ended September 30, 2016 was $2.9 million and $8.0 million, respectively, compared to $2.7 million and $7.4 million, respectively, for the same periods in 2015. Noninterest income in 2015 included one-time loan monitoring fees related to the marine financing portfolio, while noninterest income in 2016 reflects lower rental income due to a smaller portfolio of other real estate owned and repossessed assets, offset by the increase from the Merger.

•
Noninterest expense for the three and nine months ended September 30, 2016 was $32.0 million and $62.4 million, respectively, compared to $18.5 million and $49.9 million, respectively, for the same periods in 2015. Amounts in three and nine-month periods of 2016 included Merger-related costs of $12.9 million and $15.6 million, respectively. Excluding Merger-related costs, noninterest expenses increased $1.1 million for the three months ended September 30, 2016 compared to the same period of 2015, while noninterest expenses excluding Merger-related costs decreased $3.0 million for the nine months ended September 30, 2016 compared to the same period of 2015.

•
Provision for income taxes in the three and nine months ended September 30, 2016 reflected the release of $60.0 million, which was substantially all of the remaining valuation allowance on the Company's net deferred tax asset. A portion of the valuation allowance was released at December 31, 2015.

•
At September 30, 2016, the ratio of nonperforming assets to total assets was 1.50% compared to 2.32% as of December 31, 2015, the ratio of nonperforming loans to gross loans was 1.76% compared to 2.31% as of December 31, 2015, and the ratio of the Company’s allowance for loan losses (ALL) to nonaccrual loans was 77.7%. Other real estate owned and repossessed assets was reduced by $6.1 million from December 31, 2015; $738 thousand of other real estate owned was acquired in the Merger.

•
ROAA was 6.67%, and 2.24% for the three and nine months ended September 30, 2016, respectively, and 0.06% and 0.29% for the three and nine months ended September 30, 2015, respectively. ROAE was 51.42% and 16.18% for the three and nine months ended September 30, 2016, respectively, and 0.59% and 2.87% for the three and nine months ended September 30, 2015, respectively.

•	Regulatory capital ratios of the Company and the Bank were considered “well capitalized” under the risk-based capital standards, as of September 30, 2016.

ANALYSIS OF RESULTS OF OPERATIONS
Net income attributable to the Company, which includes net income attributable to the Company from discontinued operations, for the three and nine months ended September 30, 2016 was $47.9 million and $51.9 million, respectively, as compared with net income for the three and nine months ended September 30, 2015 of $303 thousand and $4.4 million, respectively.
The following table presents our net income and earnings per common share information for the periods stated:

	Three Months Ended September 30,
(in thousands, except per share data)	2016	2015
Net income available to Xenith Bankshares, Inc.	$47,864	$303
Earnings per common share, basic and diluted	$0.23	$—

	Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015
Net income available to Xenith Bankshares, Inc.	$51,869	$4,364
Earnings per common share, basic and diluted	$0.28	$0.03
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

deposits in other banks. Interest-bearing liabilities consist of deposit accounts and borrowings. Net interest income and net interest margin may be significantly impacted by the market interest rates (rate); the mix, duration, and volume of interest-earning assets and interest-bearing liabilities (volume); changes in the yields earned and rates paid; and the level of noninterest-bearing liabilities available to support interest-earning assets.  Our management team strives to maximize net interest income through prudent balance sheet administration and by maintaining appropriate risk levels as determined by our Asset / Liability Management strategy, governed by our Asset Liability Committee (“ALCO”) of our Board of Directors.

Our loans acquired in the Merger were discounted to estimated fair value (for credit and interest rates) as of the date of the Merger. A portion of the discounts to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans or the period of expected cash flows from the loans. Amounts received in excess of the carrying value of loans accounted for on cost recovery are also accreted into interest income at the time of recovery. Accretion of loan discounts was $1.5 million for the three and nine months ended September 30, 2016. The amount of accretion recognized was dependent on discounts recorded to reflect acquired loans at their estimated fair values. As of September 30, 2016, the valuation of acquired loans is preliminary and subject to change; therefore, accretion could be adjusted when estimated fair values are finalized in subsequent periods. Additionally, the amount of accretion recognized within a period is based on many factors, including, among other factors, loan prepayments and curtailments; therefore, amounts recognized are subject to volatility.

The following table presents the effect of purchase accounting adjustments (accretion) on our net interest margin for the periods stated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net interest margin	3.59%	3.35%	3.43%	3.27%
Purchase accounting adjustments impact (1)	0.23%	—%	0.10%	—%
Net interest margin excluding the impact of purchase accounting adjustments	3.36%	3.35%	3.33%	3.27%
_______________________
(1) Purchase accounting adjustments for the three and nine months ended September 30, 2016 include accretion of discounts on acquired loans of $1.5 million.
The following tables present average interest-earning assets and liabilities, average yields earned on such assets and rates paid on such liabilities, net interest margin, and income and expense variances caused by changes in average balances and rates as of and for the periods stated.

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Average Balances, Income and Expenses, Yields and Rates As of and for the Three Months Ended September 30,
	2016			2015			2016 Compared to 2015
							Interest
		Interest	Average		Interest	Average	Income/	Variance
(in thousands, except	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to (2)
average yield/rate data)	Balances (1)	Expense (7) (8) (9)	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Loans (3)	$2,201,627	$25,639	4.63%	$1,572,146	$17,296	4.36%	$8,343	$1,110	$7,233
Investment securities	287,998	1,845	2.55%	218,561	1,436	2.61%	409	(32)	441
Overnight funds sold
and due from FRB	79,706	94	0.47%	56,413	28	0.20%	66	51	15
Interest-bearing deposits
in other banks	3,850	2	0.21%	1,146	—	—%	2	2	—
Total interest-earning assets	2,573,181	27,580	4.26%	1,848,266	18,760	4.03%	8,820	1,131	7,689
Noninterest-earning assets	281,739			127,915
Total assets	$2,854,920			$1,976,181
Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$980,423	$1,384	0.56%	$628,307	$661	0.42%	$723	$275	$448
Savings deposits	78,461	40	0.20%	60,831	15	0.10%	25	20	5
Time deposits	808,132	2,169	1.07%	672,285	1,959	1.16%	210	(157)	367
Total interest-bearing deposits	1,867,016	3,593	0.77%	1,361,423	2,635	0.77%	958	138	820
Borrowings	164,089	760	1.84%	72,871	534	2.91%	226	(249)	475
Total interest-bearing liabilities	2,031,105	4,353	0.85%	1,434,294	3,169	0.88%	1,184	(111)	1,295
Noninterest-bearing liabilities
Demand deposits	431,583			319,904
Other liabilities	21,225			15,777
Total noninterest-bearing liabilities	452,808			335,681
Total liabilities	2,483,913			1,769,975
Shareholders' equity	371,007			206,206
Total liabilities and shareholders' equity	$2,854,920			$1,976,181
Net interest income (5)		$23,227			$15,591		$7,636	$1,242	$6,394
Net interest spread (4)			3.41%			3.15%
Net interest margin (6)			3.59%			3.35%
_________________________
(1) Average balances are computed on a daily basis.
(2) Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Nonaccrual loans have been included in the average balances.
(4) Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(5) Net interest income is interest income less interest expense.
(6) Net interest margin is net interest income divided by average interest-earning assets.
(7) Tax-exempt interest income is stated on a taxable-equivalent basis.
(8) Interest income from loans in 2016 includes approximately $1.5 million in accretion related to acquired loans.
(9) Interest income from loans includes fees of $174 thousand and $273 thousand for the three months ended September 30, 2016 and 2015, respectively.

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Average Balances, Income and Expenses, Yields and Rates As of and for the Nine Months Ended September 30,
	2016			2015			2016 Compared to 2015
							Interest
		Interest	Average		Interest	Average	Income/	Variance
(in thousands, except	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to (2)
average yield/rate data)	Balances (1)	Expense (7) (8) (9)	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Loans (3)	$1,787,481	$59,216	4.43%	$1,561,655	$50,908	4.36%	$8,308	$792	$7,516
Investment securities	228,734	4,558	2.66%	241,435	4,733	2.62%	(175)	73	(248)
Overnight funds sold
and due from FRB	56,836	176	0.41%	78,684	126	0.21%	50	93	(43)
Interest-bearing deposits
in other banks	1,752	3	0.23%	1,327	—	—%	3	3	—
Total interest-earning assets	2,074,803	63,953	4.12%	1,883,101	55,767	3.96%	8,186	961	7,225
Noninterest-earning assets	241,520			132,029
Total assets	$2,316,323			$2,015,130
Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$785,757	$3,054	0.52%	$629,406	$2,005	0.43%	$1,049	$492	$557
Savings deposits	69,071	81	0.16%	59,060	39	0.09%	42	34	8
Time deposits	689,925	5,746	1.11%	679,385	5,753	1.13%	(7)	(101)	94
Total interest-bearing deposits	1,544,753	8,881	0.77%	1,367,851	7,797	0.76%	1,084	425	659
Borrowings	92,603	1,815	2.62%	131,565	1,949	1.98%	(134)	532	(666)
Total interest-bearing liabilities	1,637,356	10,696	0.87%	1,499,416	9,746	0.87%	950	957	(7)
Noninterest-bearing liabilities
Demand deposits	340,305			293,791
Other liabilities	17,609			17,976
Total noninterest-bearing liabilities	357,914			311,767
Total liabilities	1,995,270			1,811,183
Shareholders' equity	321,053			203,947
Total liabilities and shareholders' equity	$2,316,323			$2,015,130
Net interest income (5)		$53,257			$46,021		$7,236	$4	$7,232
Net interest spread (4)			3.24%			3.09%
Net interest margin (6)			3.43%			3.27%
_________________________
(1) Average balances are computed on a daily basis.
(2) Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.
(3) Nonaccrual loans have been included in the average balances.
(4) Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(5) Net interest income is interest income less interest expense.
(6) Net interest margin is net interest income divided by average interest-earning assets.
(7) Tax-exempt interest income is stated on a taxable-equivalent basis.
(8) Interest income from loans in 2016 includes approximately $1.5 million in accretion related to acquired loans.
(9) Interest income from loans includes fees of $632 thousand and $831 thousand for the nine months ended September 30, 2016 and 2015, respectively.
Average interest-earning assets increased $724.9 million to $2.6 billion for the three-month period ended September 30, 2016 compared to the same period of 2015. For the nine-month period ended September 30, 2016, average interest-earning assets increased $191.7 million over average interest-earning assets in the 2015 period. Average interest-earning assets were 90.1% and 93.5% of total assets for the three-month periods of 2016 and 2015, respectively. Average interest-earnings assets were were 89.5% and 93.4% of total assets for the nine-month periods of 2016 and 2015, respectively. The decline to the 2016 period from the same periods in

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

2015 is primarily due to the release of the valuation allowance on our deferred tax assets, a noninterest-earning asset, which occurred at December 31, 2015 and September 30, 2016.
Noninterest Income
The following tables present a summary of noninterest income for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		2016 Compared to 2015
(in thousands, except for percentages)	2016	2015	$	%
Service charges on deposit accounts	$1,191	$1,273	$(82)	(6.4)
Earnings from bank-owned life insurance	395	302	93	30.8
Gain on sale of investment securities available for sale	—	—	—	—
Visa check card income	709	677	32	4.7
Other	575	441	134	30.4
Total noninterest income	$2,870	$2,693	$177	6.6%

	Nine Months Ended September 30,		2016 Compared to 2015
(in thousands, except for percentages)	2016	2015	$	%
Service charges on deposit accounts	$3,447	$3,713	$(266)	(7.2)
Earnings from bank-owned life insurance	1,046	956	90	9.4
Gain on sale of investment securities available for sale	15	238	(223)	(93.7)
Visa check card income	2,056	1,994	62	3.1
Other	1,430	547	883	161.4
Total noninterest income	$7,994	$7,448	$546	7.3%
The increase in noninterest income for both the three and nine month periods of 2016 compared to the same periods of 2015 is primarily due to the addition of revenue from the Merger, partially offset by the decline in one-time loan monitoring fees related to the marine financing portfolio that benefited the 2015 periods and a decline in rental income related to the sale of other real estate owned and repossessed assets.
Noninterest Expense
Noninterest expense represents our operating and overhead expenses.  The following tables present a summary of noninterest expense for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		2016 Compared to 2015
(in thousands, except for percentages)	2016	2015	$	%
Salaries and employee benefits	$9,880	$10,100	$(220)	(2.2)%
Professional and consultant fees	978	1,459	(481)	(33.0)
Occupancy	1,594	1,556	38	2.4
FDIC insurance	679	339	340	100.3
Data processing	1,446	1,466	(20)	(1.4)
Problem loan and repossessed asset costs	219	538	(319)	(59.3)
Impairments and gains and losses on sales of other real estate owned and repossessed assets, net	685	225	460	204.4
Impairments and gains and losses on sales of premises and equipment, net	42	—	42	100.0
Equipment	309	300	9	3.0
Board fees	493	433	60	13.9
Advertising and marketing	398	115	283	246.1
Merger-related	12,910	—	12,910	100.0
Other	2,902	1,948	954	49.0
Total noninterest expense	$32,535	$18,479	$14,056	76.1%

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Nine Months Ended September 30,		2016 Compared to 2015
(in thousands, except for percentages)	2016	2015	$	%
Salaries and employee benefits	$24,990	$26,091	$(1,101)	(4.2)%
Professional and consultant fees	2,101	3,584	(1,483)	(41.4)
Occupancy	4,428	4,654	(226)	(4.9)
FDIC insurance	1,524	1,361	163	12.0
Data processing	3,985	4,285	(300)	(7.0)
Problem loan and repossessed asset costs	420	1,150	(730)	(63.5)
Impairments and gains and losses on sales of other real estate owned and repossessed assets, net	112	1,471	(1,359)	(92.4)
Impairments and gains and losses on sales of premises and equipment, net	41	14	27	192.9
Equipment	812	942	(130)	(13.8)
Board fees	1,133	1,028	105	10.2
Advertising and marketing	503	389	114	29.3
Merger-related	15,555	—	15,555	100.0
Other	6,813	4,883	1,930	39.5
Total noninterest expense	$62,417	$49,852	$12,565	25.2%
Noninterest expenses excluding Merger-related expenses in the three and nine months ended September 30, 2016 were $19.6 million and $46.9 million, respectively. Excluding Merger-related expenses, noninterest expense increased $1.1 million in the three months ended September 30, 2016 compared to the same period of 2015 and declined $3.0 million in the nine month period ended September 30, 2016 compared the same period of 2015. The increase in noninterest expenses due to the addition of Legacy Xenith was offset by lower salaries and benefits due to separation payments of $2.2 million recorded in the third quarter of 2015, lower professional and consultant fees, and problem loan and repossessed asset costs in the 2015 period.

ANALYSIS OF FINANCIAL CONDITION
Cash and Cash Equivalents. Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB.  Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity.  Cash and cash equivalents as of September 30, 2016 were $109.9 million compared to $63.7 million at December 31, 2015. Higher cash and cash equivalents at September 30, 2016 was primarily due to the addition of Legacy Xenith, which increased reserve requirements at the FRB.
Investment Securities. Our available-for-sale securities are reported at fair value and are used primarily for liquidity, pledging, earnings, and asset / liability management purposes and are reviewed quarterly for possible impairment. We perform due diligence of each security on a pre- and post-purchase basis to evaluate the underlying collateral and invests in the investment grade tranches of securitizations. However, should defaults or loss severities exceed the credit enhancement in the structure, payment of principal or interest may be impacted. The Company currently does not own any collateralized loan obligation securities that would require divestiture under the Volcker Rule of the Dodd-Frank Act.
The following tables present information about our securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected prepayments as of the dates stated. Yields on tax-exempt securities are calculated on a taxable-equivalent yield basis.

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	September 30, 2016
(in thousands, except for years and percentages)	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Corporate bonds	$986	$987	1.96	2.52%
Mortgage-backed securities - Agency	220,094	223,809	3.06	2.10%
Asset-backed securities	14,862	14,759	1.96	3.17%
Equity securities	969	1,679	—	—%
Municipals
Tax-exempt	68,040	68,542	7.99	2.94%
Taxable	18,154	18,369	5.52	2.00%
Total securities available for sale	$323,105	$328,145	4.99	2.32%

	December 31, 2015
(in thousands, except for years and percentages)	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
U.S. Agency securities	$12,565	$13,072	4.34	3.67%
Corporate bonds	11,994	11,190	7.95	2.01%
Mortgage-backed securities - Agency	147,980	149,199	3.78	2.46%
Asset-backed securities	23,787	23,292	9.33	2.62%
Equity securities	970	1,421	0.00	—%
Total securities available for sale	$197,296	$198,174	4.75	2.53%
The following table presents a maturity analysis of our securities portfolio as of the date stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the date stated. Yields on tax-exempt securities are calculated on a taxable-equivalent yield basis.

	September 30, 2016
(in thousands, except for percentages)	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Corporate bonds	$—	—	$987	2.52%	$—	—	$—	—	$987	2.52%
Mortgage-backed securities - Agency	3,097	1.85%	165,155	2.07%	52,589	2.16%	2,968	3.23%	223,809	2.41%
Asset-backed securities	—	—	—	—	14,758	3.17%	—	—	14,758	3.17%
Equity securities	—	—	—	—	—	—	1,679	—	1,679	—
Municipals - fixed rate
Taxable	507	0.77%	3,798	1.97%	61,555	3.05%	2,684	2.69%	68,544	2.94%
Tax exempt	—	—	7,606	1.77%	10,762	2.17%	—	—	18,368	2.00%
Total securities available for sale	$3,604	1.70%	$177,546	2.05%	$139,664	2.65%	$7,331	3.01%	$328,145	2.31%

Loans. Our loan portfolio is comprised of commercial and industrial, construction, real estate-commercial mortgage, real estate-residential mortgage, guaranteed student loans ("GSLs"), and installment loans. Lending decisions are based upon evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan. Personal guarantees are required on most loans; however, prudent exceptions are made on occasion based upon the financial viability of the borrowing entity or the underlying project that is being financed. Gross loans increased by $932.1 million, or 60.6%, to $2.5 billion at September 30, 2016 from $1.5 billion at December 31, 2015. Loans acquired in the Merger were $828.9 million. Loans held for sale, which

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

were held in connection with our mortgage banking business are excluded from these amounts, as these loans are reported as discontinued operations.
We make owner-occupied real estate (“OORE”) loans, which are secured in part by the real estate that is generally the offices or production facilities of the borrower. In some cases, the real estate is not held by the commercial enterprise, rather it is owned by the principals of the business or an entity controlled by the principals. We classify OORE loans as commercial and industrial, as the primary source of repayment of the loan is generally dependent on the financial performance of the commercial enterprise occupying the property, with the real estate being a secondary source of repayment.
Our GSLs were purchased by Legacy Xenith in 2013 and acquired by the Company in the Merger. These loans were originated under the Federal Family Education Loan Program (“FFELP”), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, the student loans are substantially guaranteed by a guaranty agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the Federal Rehabilitated Loan Program (“FRLP”), under which borrowers on defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders. The Company has an agreement with a third-party servicer of student loans to provide all day-to-day operational requirements for the servicing of the loans. The GSLs carry a nearly 98% guarantee of principal and accrued interest. In allocating the consideration paid in the Merger, we recorded a preliminary fair value adjustment for GSLs that reduced the carrying amount in the GSLs to approximate the guaranteed portion of the loans.
The following table presents our composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans, as of the dates stated:

	September 30, 2016		December 31, 2015
(in thousands, except for percentages)	Amount	Percent of Total	Amount	Percent of Total
Commercial & Industrial	$923,598	37.4%	$465,746	30.3%
Construction	239,345	9.7%	141,208	9.2%
Commercial real estate	609,187	24.7%	423,468	27.5%
Residential real estate	418,166	16.9%	347,336	22.5%
Consumer	233,347	9.4%	161,918	10.5%
Guaranteed student loans	46,682	1.9%	—	—%
Overdrafts	—	—%	—	—%
Deferred loan fees and related costs	707	—%	(724)	—%
Total loans	2,471,032	100.0%	1,538,952	100.0%
Allowance for loan losses	(33,730)		(23,157)
Total loans, net of allowance	$2,437,302		$1,515,795

Allowance for Loan Losses and Provision for Loan Losses. The allowance for loan losses was $33.7 million or 1.37% of total loans as of September 30, 2016 compared to $23.2 million or 1.50% of gross loans as of December 31, 2015. Legacy Xenith's allowance for loan losses existing at the time of the Merger was not carried over in the Merger, rather discounts (for credit and interest) are recorded to reflect the loans at estimated fair value as of the date of the Merger; therefore, our allowance for loan losses does not include preliminary discounts recorded on our acquired loan portfolio to state the acquired loans. Any decline in the credit quality related to the acquired loan portfolio and as acquired loan discounts are reduced through accretion may result in an increase in the allowance for loan losses and provision expense. In the period ended September 30, 2016, there has been no increase in allowance due to the acquired loan portfolio. The ratio of our allowance for loan losses plus our remaining discount (credit mark adjusted allowance for loan losses) over gross loans (adjusted for the discount) was 1.77% at September 30, 2016.

	Three Months Ended September 30,		2016 Compared to 2015
(in thousands)	2016	2015	$	%
Provision for loan losses	$10,685	$(15)	$(10,700)	n/m

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Nine Months Ended September 30,		2016 Compared to 2015
(in thousands)	2016	2015	$	%
Provision for loan losses	$10,704	$622	$(10,082)	n/m
The increase in the provision for loan losses in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015 is due to significant specific reserves recorded for several problem loans. For each of the problem loans the additional reserve is primarily due to impairments against the remaining collateral securing the loans.
Our allowance consists of specific, general, and unallocated qualitative components.  The following table presents an allocation of the allowance for loan losses and other related information at September 30, 2016 and December 31, 2015:

(in thousands, except for percentages)	September 30, 2016	December 31, 2015
Allowance for loan losses:
Specific component	$18,092	$5,447
Pooled component	13,654	16,110
Unallocated qualitative component	1,984	1,600
Total	$33,730	$23,157
Impaired loans	$73,205	$65,874
Non-impaired loans	2,397,827	1,473,078
Total loans	$2,471,032	$1,538,952

Specific component as % of impaired loans	24.71%	8.27%
Pooled component as % of non-impaired loans	0.57	1.09
Allowance as % of loans	1.37	1.50
Allowance as % of nonaccrual loans	77.65	65.21
The specific component of our allowance for loan losses relates to loans that are determined to be impaired and, therefore, are individually evaluated for impairment.  Impaired loans decreased to $73.2 million at September 30, 2016 from $65.9 million at December 31, 2015.  Of these loans, $43.4 million were on nonaccrual status at September 30, 2016 as compared with $35.5 million at December 31, 2015. The general or pooled component of our allowance relates to groups of homogeneous loans collectively evaluated for the appropriate level of reserve. In the nine months ended September 30, 2016, the Company benefited from a notable reduction in its remaining classified assets and the expansion of the loan portfolio through the origination of high quality loans, particularly in consumer marine lending and the general component of our reserve decreased. An unallocated qualitative component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated qualitative portion of the allowance for loan losses increased in the nine months ended September 30, 2016 mainly due to the inverse relationship between the general reserve portion of the allowance and the unallocated qualitative portion. Under our model, when the general reserves decline, the unallocated qualitative reserve will generally rise.
In evaluating GSLs, our allowance for loan losses is based on historical default rates for similar types of loans applied to the portion of carrying value in these loans that is not subject to federal guarantee. In the period since the Merger through September 30, 2016, no provision expense has been recorded with respect to GSLs, as the carrying amount in these loans approximates the guaranteed portion of the loans.
The following table presents certain asset quality ratios as of September 30, 2016 and December 31, 2015:

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	September 30, 2016	December 31, 2015

Non-performing loans with no allowance due to previous charge-offs as a percentage of total loans	0.28%	1.21%
Non-performing loans with no allowance due to previous charge-offs as a percentage of non-performing loans	15.60	52.52
Charge-off rate for non-performing loans with no allowance due to previous charge-offs	40.94	15.81
Coverage ratio net of non-performing loans with no allowance due to previous charge-offs	108.26	137.49
Total allowance divided by total loans less non-performing loans with no allowance due to previous charge-offs	1.64	1.52
Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	51.19	18.85

At September 30, 2016, we believed the level of the allowance for loan losses to be commensurate with the risk existing in our portfolio. Our allowance for loan losses is an estimate based upon the data in hand at a particular time and that estimate involves judgment regarding data available at that time. Our allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.
Nonperforming Assets. Management classifies nonperforming assets as nonaccrual loans and other real estate owned and repossessed assets.  Total nonperforming assets were $49.7 million and $47.9 million at September 30, 2016 and December 31, 2015, respectively. Our nonperforming assets ratio, defined as the ratio of nonperforming assets to total assets, was 1.50% and 2.32% at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, there were no loans, other than our GSLs, categorized as 90 days or more past due and still accruing interest.  GSLs are substantially fully guaranteed by the federal government as to principal and accrued interest. Pursuant to the guarantee, the Company may make a claim for payment on the loan after a period of 270 days during which no payment has been made on the loan. Payments of principal and interest are guaranteed up to the date of payment under the guarantee.
Loans in nonaccrual status totaled $43.4 million and $35.5 million at September 30, 2016 and December 31, 2015, respectively. Loans are placed in nonaccrual status when the collection of principal or interest becomes uncertain, part of the balance has been charged off and no restructuring has occurred, or the loans reach 90 days past due, whichever occurs first, unless there are extenuating circumstances. We had $6.3 million and $12.4 million of other real estate owned and repossessed assets at September 30, 2016 and December 31, 2015, respectively.  This decline was mainly due to sales of real estate owned outpacing foreclosure and repossession activity during the 2016 period.
Deposits. Deposits increased $881.5 million, or 51.7%, from December 31, 2015 to September 30, 2016. Deposits assumed in the Merger were $956.1 million and the overall decrease is primarily due to the maturing of a substantial portion of our brokered deposits, which have been replaced in part with Federal Home Loan Bank borrowings, which have increased $172.5 million from December 31, 2015 to September 30, 2016.
Borrowings. We use short-term and long-term borrowings from various sources, including the FRB discount window, the Federal Home Loan Bank ("FHLB"), subordinated debt and trust preferred securities.  We manage the level of our borrowings to minimize our borrowing cost, to maintain sufficient liquidity to meet the daily needs of our customers and to meet our regulatory reserve requirements.  Borrowings with the FHLB have increased primarily to meet loan growth demand and to replace maturing brokered deposits, to repay in full amounts outstanding under Legacy Xenith's previously existing unsecured senior term loan credit facility and to pay costs related to the Merger..
On June 26, 2015, Legacy Xenith issued and sold $8.5 million in aggregate principal amount of its 6.75% subordinated notes due 2025 pursuant to a Subordinated Note Purchase Agreement (the "Subordinated Notes"), which the Company assumed in the Merger. The Subordinated Notes bear interest at an annual rate of 6.75%, which is payable quarterly in arrears on March 31, June 30, September 30 and December 31. The Subordinated Notes qualify as Tier 2 capital for the Company. As of September 30, 2016, the outstanding balance of the Subordinated Notes, net of capitalized loan origination costs, was $8.4 million. For the period from the Merger through September 30, 2016, the effective interest rate, including the amortization of loan origination costs, on the Subordinated Notes was 7.13%. As of September 30, 2016, the Company and the Bank, as applicable, were in compliance with all covenants of the Subordinated Notes.
The Company has four placements of trust preferred securities. In all four trusts, the trust issuer has invested the total proceeds from the sale of the trust preferred securities in junior subordinated deferrable interest debentures issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company’s obligation under the guarantee is unsecured and subordinate to our senior and subordinated indebtedness. The trust preferred securities are redeemable only at the Company's discretion, subject to regulatory approval. We are current on all interest payments due to the holders of the trust preferred securities. The aggregate carrying value of these debentures as of September 30, 2016 was $30.1 million. The difference between the par amounts and the carrying amounts of the debentures, due to purchase accounting adjustments from the acquisition of Gateway Financial Holdings, Inc. in 2008, is amortized using the interest method as an adjustment to interest expense each period. Effective interest rates for the nine-month period ended were between 4.66% and 5.40%.
Liquidity. Liquidity represents an institution’s ability to meet present and future financial obligations through either the sale or maturity of existing assets or the acquisition of additional funds through liability management.  It is used by management to provide continuous access to sufficient, reasonably priced funds.  At September 30, 2016, cash and cash equivalents were $109.9 million, and investment securities available for sale, at fair value, were $328.1 million.
We have additional sources of liquidity through a variety of borrowing arrangements.  At September 30, 2016, the Bank maintained federal funds lines with nine regional banking institutions totaling totaling approximately $163.0 million. These lines are uncommitted lines to borrow federal funds on an unsecured basis and bear interest at the prevailing federal funds rate. As of September 30, 2016, no amounts were outstanding under these lines.
The Bank has secured borrowing facilities with the FHLB and the FRB. Total credit availability as of September 30, 2016 under the FHLB facility was $524.7 million and with a pledged, lendable collateral value of $301.4 million. These facilities bear interest at prevailing rates for primary credit. Under the FHLB facility, as of September 30, 2016, there were short-term, non-amortizing borrowings outstanding of $197.5 million, which matured within 30 days. Credit availability under the FRB facility, as of September 30, 2016, was $256.2 million, which is also based on pledged collateral. As of September 30, 2016, the Bank had no federal funds purchased or long-term borrowings under the FRB facility.
Capital Resources. Total shareholders’ equity increased $174.3 million to $465.0 million at September 30, 2016 from $290.6 million at December 31, 2015. The increase was primarily due to common stock issued in connection with the Merger and the reversal of the valuation allowance on our deferred tax assets.
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
The following table presents capital and risk-weighted assets for the Bank and Xenith Bankshares as of the dates stated, including the new common equity Tier 1 capital ratio.

	September 30, 2016		December 31, 2015
(in thousands)	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Common equity Tier 1 capital	$315,529	$345,673	$254,500	$262,700
Tier 1 capital	315,529	345,673	254,500	262,700
Total risk-based capital	349,264	387,812	276,942	285,410
Risk-weighted assets	2,817,905	2,848,023	1,756,043	1,780,696
The following table presents capital ratios and minimum capital ratios required by our regulators for the Bank and for Xenith Bankshares as of the dates stated. Additionally, we have included the regulatory minimum capital with capital buffer ratios for 2016 and ratios once the capital buffer is fully phased in.

XENITH BANKSHARES, INC. (f/k/a/ Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	September 30, 2016		December 31, 2015
							Well
						Regulatory	Capitalized with
	Xenith	Xenith	Xenith	Xenith	Regulatory	Minimum with	Capital Buffer
	Bank	Bankshares	Bank	Bankshares	Minimum	Capital Buffer	Fully Phased-in
Common equity Tier 1 capital ratio	11.20%	12.14%	14.47%	14.73%	4.50%	5.125%	> 6.50%
Tier 1 leverage ratio	11.55%	12.50%	13.20%	13.46%	4.00%	N/A	> 5.00%
Tier 1 risk-based capital ratio	11.20%	12.14%	14.47%	14.73%	6.00%	6.625%	> 8.00%
Total risk-based capital ratio	12.39%	13.62%	15.75%	16.01%	8.00%	8.625%	> 10.00%

Contractual Obligations. We have contractual obligations to make future payments on debt and lease agreements.  Additionally, in the normal course of business, we enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties.  Our primary contractual obligations consist of time deposits, borrowings, and operating lease obligations.
Off-Balance Sheet Arrangements. We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet our customers’ financing needs.  For more information on our off-balance sheet arrangements, refer to Note 12, Financial Instruments with Off-Balance Sheet Risk, of the Notes to Consolidated Financial Statements contained in the 2015 Form 10-K.
Commitments and Contingencies. In the normal course of business, we have commitments under credit agreements to lend to customers as long as there is no material violation of any condition established in the contracts. These commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
Additionally, we issue letters of credit, which are conditional commitments to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.
These commitments represent outstanding off-balance sheet commitments.
The following table presents unfunded loan commitments outstanding as of the dates stated:

(in thousands)	September 30, 2016	December 31, 2015
Commercial lines of credit	$320,880	$124,834
Construction	112,737	27,758
Commercial real estate	43,544	13,004
Residential real estate	96,616	82,189
Consumer	12,472	7,164
Letters of credit	20,821	15,555
Total commitments	$607,070	$270,504
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
The table below illustrates the expected effect on net interest income for the 12 months following September 30, 2016 due to an immediate change in interest rates.  Estimated changes set forth below are dependent on material assumptions, such as those previously discussed.
Effect on Net Interest Income

	September 30, 2016
	Change in Net Interest Income
(in thousands, except for percentages)	Amount	%
Change in Interest Rates:
+200 basis points	$790	0.84%
+100 basis points	1,070	1.14
–100 basis points	(990)	(1.06)
–200 basis points	(1,800)	(1.91)
As of September 30, 2016, we project an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment, and the Company is considered "asset-sensitive".
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

Not Applicable.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART I. FINANCIAL INFORMATION
ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act") as of September 30, 2016.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2016 were effective in providing reasonable assurance that information required to be disclosed in the Company's reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's disclosure controls and procedures as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. In the third quarter of 2016, we acquired Xenith Bankshares, Inc. This acquisition represents $1.1 billion of total assets and approximately $5.0 million of net interest income as of and for the three months ended September 30, 2016. Management's evaluation and conclusion as to the effectiveness of the design and operation of the Company's disclosure controls and procedures as of and for the period covered by this report excludes any evaluation of the internal control over financial reporting of this acquisition.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the ordinary course of operations, the Company may become a party to legal proceedings.  Based upon information currently available, management believes that any such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows, or results of operations.

ITEM 1A – RISK FACTORS

For information regarding factors that could affect the Company's results of operations, financial condition, or liquidity, see the risk factors discussed in "Risk Factors" of the Proxy Statement/Prospectus. We do not believe there have been any material changes to the risk factors as previously disclosed in the Proxy Statement/Prospectus.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of Company common stock in the open market and through privately negotiated transactions. There were no share repurchase transactions conducted during the nine months ended September 30, 2016.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)
PART II - OTHER INFORMATION

ITEM 3 - EXHIBITS

See Exhibit Index, which is incorporated in this item by reference.

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENITH BANKSHARES, INC.
(Registrant)

DATE:	November 14, 2016	/s/ T. Gaylon Layfield, III
T. Gaylon Layfield, III
Chief Executive Officer

/s/ Thomas W. Osgood
Thomas W. Osgood
Chief Financial Officer

XENITH BANKSHARES, INC. (f/k/a Hampton Roads Bankshares, Inc.)

Exhibit Index
Xenith Bankshares, Inc.

Exhibit Number	Description
2.1
Asset Purchase Agreement, dated as of September 16, 2016, by and among Xenith Bank, Gateway Bank Mortgage, Inc. and Cornerstone Home Lending, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 19, 2016 (File No. 001-32968)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.)

10.1
Employment Agreement, dated as of February 10, 2016, by and among T. Gaylon Layfield, III, Xenith Bankshares, Inc. and Xenith Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 29, 2016 (File No. 001-32968)).

10.2
Employment Agreement, dated as of February 10, 2016, by and among Thomas W. Osgood, Xenith Bankshares, Inc. and Xenith Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 29, 2016 (File No. 001-32968)).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.