Form 10-K
period 2016-12-31
Xenith Bankshares, Inc.
filed 2017-03-14
CIK 1143155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2016
Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 001-32968

Xenith Bankshares, Inc.
(Exact name of registrant as specified in its charter)

Virginia	54-2053718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One James Center, 901 E. Cary Street, Suite 1700, Richmond, Virginia	23219
(Address of principal executive offices)	(Zip Code)

(804) 433-2200
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
 Securities registered under Section 12(b) of the Exchange Act:
Common Stock, par value $0.01            The NASDAQ Global Select Market
Title of each Class             Name of each exchange on which registered
 Securities registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer        ☐                            Accelerated filer        ☐
Non-accelerated filer        ☐ (Do not check if a smaller reporting company)            Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the issuer's common stock held by non-affiliates as of June 30, 2016: $61,975,453.

 APPLICABLE ONLY TO CORPORATE REGISTRANTS
The number of shares of the issuer's common stock outstanding as of March 2, 2017 was 23,136,374.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement for use in connection with its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III hereof.

XENITH BANKSHARES, INC.

XENITH BANKSHARES, INC.

PART I

Item 1 - Business Overview
Xenith Bankshares, Inc. is a Virginia corporation and bank holding company for Xenith Bank, a Virginia banking corporation and a member of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Xenith Bank is a commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, and retail banking clients (our "target customers"). Xenith Bank's regional area of operations spans from Baltimore, Maryland, to Raleigh and eastern North Carolina, complementing its significant presence in greater Washington, D.C., greater Richmond, Virginia, and greater Hampton Roads, Virginia (our "target markets"). Xenith Bank conducts its principal banking activities through 42 full-service branches and two loan production offices across these areas with its headquarters centrally located in Richmond, Virginia.
Unless the context requires otherwise or unless otherwise noted:

•	all references to "Xenith Bankshares," "we," "our," or "us" are to Xenith Bankshares, Inc. and its wholly-owned subsidiary, Xenith Bank, collectively; and

•	all references to the "Bank" are to Xenith Bank, a wholly-owned subsidiary of Xenith Bankshares, Inc.
Our services and products consist primarily of taking deposits from, and making loans to, our target customers within our target markets. We provide a broad selection of commercial and retail banking products, including commercial and industrial, commercial and residential real estate and consumer loans, including marine finance floorplan and end-user products through Shore Premier Finance ("SPF"). We offer a wide range of checking, savings and treasury products, including remote deposit capture, automated clearing house transactions, debit cards, 24-hour ATM access, Internet and mobile banking, and bill pay service. We do not engage in any activities other than banking activities.
Our common stock, par value $0.01 per share (our "common stock"), trades on the NASDAQ Global Select Market under the symbol "XBKS." A significant portion of our outstanding common stock is owned by four institutional investors, which we refer to as our "institutional investors:" Anchorage Capital Group, L.L.C. ("Anchorage"), CapGen Capital Group VI L.P. ("CapGen"), The Carlyle Group. L.P. ("Carlyle") and BCP Fund I Virginia Holdings, LLC (collectively with BankCap Partners Fund I, L.P., BankCap Partners GP, L.P. and BankCap Equity Fund, LLC, "BankCap Partners"). Anchorage, CapGen, Carlyle and BankCap Partners owned 18.3%, 22.1%, 18.3% and 6.9%, respectively, of the outstanding shares of our common stock as of December 31, 2016.
Merger of Hampton Roads Bankshares, Inc. and Xenith Bankshares, Inc.
Effective July 29, 2016,we completed our previously announced merger (the "Merger") with legacy Xenith Bankshares, Inc. ("Legacy Xenith"), pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement"), dated February 10, 2016, by and between us and Legacy Xenith. At the effective time of the Merger, Legacy Xenith merged with and into us. Also at the effective time of the Merger, we changed our name from "Hampton Roads Bankshares, Inc." to "Xenith Bankshares, Inc." and changed our trading symbol to "XBKS."
Pursuant to the Merger Agreement, each holder of Legacy Xenith common stock, par value $1.00 per share, received 4.4 shares of our common stock for each share of Legacy Xenith common stock held immediately prior to the effective time of the Merger, with cash paid in lieu of fractional shares. Each outstanding share of our common stock remained outstanding and was unaffected by the Merger.
Pursuant to the Merger Agreement and immediately following the completion of the Merger, legacy Xenith Bank, a Virginia banking corporation and wholly-owned subsidiary of Legacy Xenith ("Legacy Xenith Bank"), merged (the "Bank Merger") with and into the Bank, with the Bank surviving the Bank Merger. In connection with the Bank Merger, the Bank changed its name from "The Bank of Hampton Roads" to "Xenith Bank."
Disposition of Mortgage Banking Business
Through Gateway Bank Mortgage, Inc. ("GBMI"), a wholly-owned operating subsidiary, the Bank provided mortgage banking services, including the origination and processing of mortgage loans for sale into the secondary market. On September 16, 2016, we announced our decision to cease operations of our mortgage banking business. In connection with this decision, the Bank

XENITH BANKSHARES, INC.

entered into an asset purchase agreement to sell certain assets of GBMI, and to transition GBMI's operations, which include originating, closing, funding and selling first lien residential mortgage loans, to an unrelated party, which was completed on October 17, 2016. In connection with the GBMI Sale, GBMI ceased taking new mortgage loan applications, and all applications with prospective borrowers that were in process as of the completion of the GBMI Sale were managed by GBMI through funding and sale to investors in the ordinary course of business. Management believes, after the discontinued operations have been fully transitioned to the purchaser and the remaining funded loans are sold, which was substantially complete as of December 31, 2016, there will be no material on-going obligations with respect to the mortgage banking business.
Reverse Stock Split
On December 7, 2016, we announced a reverse stock split of outstanding shares of our common stock at a ratio of 1-for-10 (the "Reverse Stock Split"), which had been previously approved by our shareholders. The Reverse Stock Split became effective on December 13, 2016. No fractional shares were issued in the Reverse Stock Split, rather shareholders of fractional shares received a cash payment based on the closing price of our common stock as of the date of the Reverse Stock Split. The par value of each share of our common stock remained unchanged at $0.01 per share and the number of authorized shares was not affected. References made to outstanding shares or per share amounts in this Annual Report on Form 10-K (this "Form 10-K") have been retroactively adjusted to reflect the Reverse Stock Split, unless otherwise noted.
Competition
The financial services industry in our target markets remains highly competitive and is constantly evolving. We experience strong competition from other financial services organizations, some of which are not subject to the same degree of regulation that is imposed on us. Many of them have broader geographic markets and substantially greater resources and, therefore, can offer more diversified products and services.
In our target markets, we compete with large national and regional financial institutions, savings banks and other independent community banks, as well as credit unions and consumer finance companies. Competition for deposits and loans is affected by factors such as interest rates and terms offered, the number and location of branches, types of products offered and reputation of the institution.
We believe the most important factors that determine success are the quality and experience of bankers and their relationships with customers. Other factors include the quality of services and products offered, interest rates offered on deposit accounts, interest rates charged on loans, service charges and, in the case of loans to larger commercial borrowers, applicable lending capacity. However, there are banks with which we compete that have greater financial resources, access to capital and lending capacity, and offer a wider range of services than we do.
We believe another key competitive advantage lies in our ability to target, underwrite and manage commercial and industrial and commercial real estate loans. While these skills may exist within large banks, they generally do not exist at community banks. Our management team and bankers have spent substantially all of their careers working with middle market and small business management teams on their business and strategic plans and providing financing to these businesses in a broad array of industries. Our bankers are skilled salespeople and consultants, with well-honed credit skills, that allow them to work with customers and prospects to determine how and under what conditions we can provide financing and other banking services to meet their needs.
Market
The Bank's footprint is spread across the "Golden Crescent" and encompasses the Chesapeake Bay. The primary markets for the Bank are greater Richmond, Virginia, greater Hampton Roads, Virginia, and greater Washington, D.C. Additionally, the Bank conducts business across the Eastern Shore of Maryland and Virginia, in Baltimore, Maryland, and in Raleigh, North Carolina. These markets provide attractive opportunities for the Bank to grow its loan and deposit businesses in both retail and commercial capacities.
Greater Hampton Roads is the Bank's largest market by deposits and provides a stable deposit base coupled with attractive loan opportunities. In addition to our 22 offices in this area, the Bank's marine lending unit, SPF, operates here. Home to nearly 1.7 million people, the region is growing at a projected 5-year rate of 3.46% and enjoys a median household income of $61,560, 7.1% above the national average. A key attraction and driver of economic activity in this region is Naval Station Norfolk, which is accompanied by a wide array of supporting business in the private sector. The deposit market in this region grew an annual rate of 1.77% in the five years ending June 2016.

XENITH BANKSHARES, INC.

Greater Richmond, Virginia, is the Bank's second largest market by deposits and home to five of the Bank's offices, including its headquarters. In addition to being the Capital of Virginia, the region has a population of 1.3 million people and a projected 5-year growth rate of 4.57%. The median household income is $63,921, 11.2% above the national average. Richmond has eight Fortune 500 businesses and recently placed third on Inc. Magazine's List of 10 Best Places to Start a Business. The deposit market in this region grew an annual rate of 2.86% in the five years ending June 2016.
Greater Washington, D.C., is home to 6.2 million people and has a projected 5-year growth rate of 5.5%. The region's median household income is the second highest in the country at $93,461, 63% above the national average. This is a vibrant and diverse market built on supporting the US Government and its operations. The deposit market in this region grew an annual rate of 6.06% in the five years ending June 2016.
Products and Services
We engage in a general community and commercial banking business, targeting the banking needs of individuals and small- to medium-sized businesses in our target markets. Our primary products are traditional loan and deposit banking services.
We provide a high level of personalized service to our customers though our relationship managers and branch personnel. We believe that a banking relationship that includes multiple services, such as loan and deposit services, is the key to profitable and long-lasting customer relationships and that our local focus and local decision-making provides us with a competitive advantage over banks that do not have these attributes.
Deposits and Treasury Management Services
We offer a broad range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, Negotiable Order of Withdrawal accounts, savings accounts and individual retirement accounts, as well as certificates of deposit with a range of maturity date options. The primary sources of deposits are small- and medium-sized businesses and individuals within our target markets. Additionally, we may obtain both national certificates of deposit and brokered certificates of deposit. All deposit accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to the maximum allowed by law of $250,000.
Lending Products
We offer a range of commercial, real estate and consumer loans. Our loan portfolio is comprised of the following categories: commercial and industrial ("C&I"), construction, commercial real estate ("CRE"), residential real estate ("RRE") and consumer. C&I loans are loans to businesses that are typically for the financing of accounts receivable, inventory or equipment and machinery, which generally serves as collateral. We classify owner-occupied real estate loans as C&I, as the primary source of repayment is the cash flows from the business occupying the property. Construction loans are made to individuals and businesses for the purpose of construction of single-family residential properties, multi-family properties and commercial projects, as well as the development of residential neighborhoods and commercial office parks. CRE loans are made for the purchase and re-financing of income producing properties. Our RRE portfolio includes first and junior lien mortgage loans, home equity lines of credit and other term loans secured by first and junior lien mortgages. We make consumer loans, including financing for U.S. Coast Guard documented vessels to customers throughout the United States though SPF.
Our primary lending objective is to meet business and consumer needs in our target markets, while maintaining our standards of profitability and credit quality. All lending decisions are based upon an evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan. Personal guarantees are required on a vast majority of our C&I and CRE loans.
The direct lending activities in which we engage carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Board of Governors of the Federal Reserve and general economic conditions, nationally and in our primary market areas, have a significant impact on our results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to us in full and timely manner, resulting in decreased earnings or losses to us. To the extent we make fixed rate loans, general increases in interest rates will tend to reduce our income as the interest rates we must pay for deposits may increase while our interest income may be unchanged. Economic conditions may also adversely affect the value of property pledged as security for loans and the ability to liquidate that property to satisfy a loan if necessary.

XENITH BANKSHARES, INC.

Our goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets generally include: consistently adhering to loan policies and procedures and modifying those policies on occasion to account for changing or emerging risks or changing market conditions, evaluating each borrower's business plan and financial condition during the underwriting process and periodically throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and maintaining sufficient collateral to limit economic loss in the event of liquidation. Generally, policy requires that loan value not exceed a percentage of market value or fair value based upon appraisals or evaluations obtained in the ordinary course of our underwriting practices. Updated appraisals for real estate secured loans are obtained as necessary and appropriate to borrower financial condition, project status, loan terms, market conditions and federal regulations. The general terms and underwriting standards for each type of loan is incorporated into our loan policies. These policies are analyzed periodically by management and are reviewed and approved by our board of directors. Our loan policies and practices described in this Form 10-K are subject to periodic change, and each guideline or standard is subject to waiver or exception in the case of any particular loan, with appropriate approval and in accordance with our loan policies.
An allowance for loan losses has been established that consists of general, specific and unallocated qualitative components. A risk rating system is employed to estimate loss exposure and provide a measuring system for setting general reserve allocations. The general component relates to groups of similar or homogeneous loans not designated for specific impairment analysis that are collectively evaluated for potential loss. The specific component relates to loans that are determined to be impaired and, therefore, individually evaluated for impairment largely based on the value of the loan's underlying collateral. An unallocated qualitative component is maintained to cover uncertainties that could affect management's estimate of probable losses and considers internal portfolio management effectiveness and external macroeconomic factors.
We are a traditional C&I lender providing loans for a variety of purposes, including cash flow, equipment and accounts receivable financing. This loan category represents 36.4% of our loan portfolio at December 31, 2016 and is generally priced at a variable or adjustable rate. C&I loans must meet underwriting standards, including appropriate collateral and cash flow necessary to support debt service.
CRE and construction loans represented 34.3% of our loan portfolio at December 31, 2016. These loans are underwritten to mitigate lending risks typical of these types of loan such as declines in real estate values, changes in borrower cash flow and general economic conditions. We typically require a maximum loan-to-value ("LTV") of 80% or less and minimum cash flow debt service coverage at the time of origination of 1.20 to 1.0. Loans are secured primarily by duly recorded first deeds of trust. In some cases, we may accept a recorded second lien position. In general, borrowers will have a proven ability to build, lease, manage and/or sell a commercial or residential project and demonstrate satisfactory financial condition. We generally require an equity contribution toward the project.
Construction loans are secured by real property where loan proceeds will be used to acquire land and to construct or improve real property for the creation of income producing or owner-occupied commercial properties. Borrowers are generally required to contribute equity into each project at levels according to loan policy. Construction loans require the financial condition and experience of the general contractor be satisfactory to us. Commercial land acquisition and construction loans generally are underwritten with a maximum term of 36 months. LTV ratios, with few exceptions, are maintained consistent with or below regulatory guidelines. Construction draw requests are generally presented in writing and certified by the contractor, the borrower and the borrower's architect. Prior to an advance, we or our contractors inspect the project to determine that the work has been completed in order to justify the draw requisition. Commercial permanent loans are secured by improved real property, which is generating income in the normal course of operation. Debt service coverage, assuming stabilized occupancy, must be satisfactory to support a permanent loan. At the time of origination, the debt service coverage ratio is generally at least 1.20 to 1.0. As part of the underwriting process, debt service coverage ratios are stress tested for adverse scenarios.
RRE loans, including home equity lines and loans, made up 16.4% of the loan portfolio At December 31, 2016. These credits represent both first and second liens on residential property almost exclusively located in our target markets. The remaining 12.9% of our loan portfolio consists of consumer loans, including guaranteed student loans. At December 31, 2016, approximately 89% of the consumer loan portfolio was comprised of marine loans either originated or acquired by SPF.
Additional Services
We offer other banking related specialized products and services to our customers, such as travelers' checks, coin counters, wire services, online banking and safe deposit box services. Additionally, we offer our commercial customers various cash management products including remote deposit. Remote Deposit Capture allows our customers to make check deposits

XENITH BANKSHARES, INC.

conveniently from their office with a small desktop scanner for faster funds availability and to begin earning interest sooner. Our merchant services offers a suite of payment processing solutions tailored to retailers and other specific industries allowing processing of all major credit cards 24 hours a day 365 days a year. We issue letters of credit and standby letters of credit, most of which are related to construction loans, for some of our commercial customers. We also facilitate the use of back-to-back swaps to help us and our customers manage interest rate risk. We have not engaged in any securitizations of loans. We offer telephone, Internet and mobile banking to our customers. These services allow both commercial and retail customers to access detailed account information and execute a wide variety of banking transactions, including balance transfers and bill payment, by means other than a traditional teller or automated teller machine ("ATM"). We believe these services are particularly attractive to our customers, as these services enable them to conduct their banking business and monitor their accounts at any time. Telephone, Internet and mobile banking assist us in attracting and retaining customers and encourage our existing customers to consider us for all of their banking and financial needs. Throughout our target markets, we have a network of 43 ATMs accessible by the customers of the Bank. As we are a member of multiple ATM networks, our customers can also access ATMs not owned by the Bank worldwide.
Supervision and Regulation
General
We are subject to extensive regulation under federal and state laws. Set forth below is a summary of the significant laws and regulations applicable to us and the Bank. The description is qualified in its entirety by reference to the full text of the statutes, regulations and policies that are described.
Regulatory Agencies
As a registered bank holding company, we are subject to the supervision and regulation of the Federal Reserve and, acting under delegated authority, the Federal Reserve Bank of Richmond pursuant to the Bank Holding Company Act of 1956, as amended ("Bank Holding Company Act"). The Bank is a Virginia banking corporation and a member bank regulated by the Federal Reserve and the Bureau of Financial Institutions of the Virginia State Corporation Commission (the "Bureau of Financial Institutions"). The Bank operates as a wholly-owned subsidiary under Xenith Bankshares, a one bank holding company. Xenith Bankshares and the Bank are required by the Federal Reserve, the FDIC and the Bureau of Financial Institutions, as applicable, to file quarterly financial reports on their respective financial condition and performance. In addition, the Federal Reserve and the Bureau of Financial Institutions conduct periodic on-site examinations of the Bank. We must comply with a variety of reporting requirements and banking regulations. The laws and regulations governing us generally have been promulgated to protect depositors, the deposit insurance funds, and the banking system as a whole, and are not intended to protect our shareholders and other creditors. Additionally, we must bear the cost of compliance with reporting and other regulations, and this cost is significant.
The Federal Reserve, Bureau of Financial Institutions and FDIC have the authority and responsibility to ensure that financial institutions are managed in a safe and sound manner and to prevent the continuation of unsafe and unsound practices. Additionally, they must generally approve significant business activities undertaken by financial institutions. Typical examples of such activities requiring approval include the establishment of branch locations, mergers and acquisitions, capital transactions and major organizational structure changes. Obtaining regulatory approval for these types of activities can be time consuming and expensive and ultimately may not be successful. These agencies regulate most aspects of the Bank's business, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowings, dividends and location and number of branch offices.
Insurance of Accounts and Regulatory Assessments
The Bank's deposit accounts are insured by the Deposit Insurance Fund of the FDIC (the "DIF"), up to the maximum legal limits of the FDIC, and are subject to regulation, supervision and regular examination by the Bureau of Financial Institutions and the Federal Reserve. The current basic limit on federal deposit insurance coverage is $250,000 per depositor. Under the Federal Deposit Insurance Act ("FDIA"), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital.
The Bank is subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon an institution's average consolidated total assets minus average tangible equity. The

XENITH BANKSHARES, INC.

FDIC may increase assessments to maintain a strong funding position and reserve ratios of the DIF. For each of the years ended December 31, 2016 and 2015, we reported $1.8 million in expense for FDIC insurance.
Capital Adequacy Guidelines
In July 2013, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency (the "OCC") approved a final rule (the "Basel III Rules") establishing a regulatory capital framework that implements in the United States the Basel Committee's Revised Framework to the International Convergence of Capital Management and Capital Standards regulatory capital reforms from the Basel Committee on Banking Supervision (the "Basel Committee") and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"). The Basel III Rules implement higher minimum capital requirements for bank holding companies and banks, include a new common equity Tier 1 capital requirement and establish criteria that financial instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. These enhancements are designed to both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to cope with adverse economic conditions. Among the most important changes are stricter eligibility criteria for regulatory capital instruments that would disallow the inclusion of instruments, such as trust preferred securities, in Tier 1 capital and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions. In addition, the Basel III Rules require that most regulatory capital deductions be made from common equity Tier 1 capital.
Effective January 1, 2016, the minimum capital level requirements applicable to us and the Bank under the Basel III Rules, were: (i) a common equity Tier 1 risk-based capital ratio of 5.125%; (ii) a Tier 1 risk-based capital ratio of 6.625%; (iii) a total risk-based capital ratio of 8.625%; and (iv) a Tier 1 leverage ratio of 4.0% for all institutions.
The Basel III Rules also establish a "capital conservation buffer" of 2.5% above the regulatory minimum risk-based capital requirements. The capital conservation buffer, when added to the capital requirements, will result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%; (ii) a Tier 1 risk-based capital ratio of 8.5%; and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer began to be phased in beginning January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffered ratio.
The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well-capitalized standards, and future regulatory change could impose higher capital standards as a routine matter.
The Basel III Rules also set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn affect the calculation of risk-based ratios. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. government and agency securities to 1,250% for certain high risk securities. For the bulk of assets that are typically held by a bank, including certain multi-family residential and CRE loans, C&I loans and consumer loans, the risk weighting falls between 50% and 150%. RRE first-lien mortgage loans on one- to four-family and certain seasoned multi-family RRE loans, which are not 90 days or more past due or nonperforming and which have been made in accordance with prudent underwriting standards, are assigned a 50% level in the risk-weighting system, as are certain privately issued mortgage-backed securities representing indirect ownership of such loans. Under the Basel III Rules, higher or more sensitive risk weights are assigned to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, the Basel III Rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo-style transactions. The Basel III Rules regarding changes to risk weightings were effective beginning January 1, 2015.
In addition, the Basel III Rules include certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks could also have made a one-time election in their March 31, 2015 quarterly filing to permanently opt-out of the requirement to include most accumulated other comprehensive income ("AOCI") components in the calculation of a common equity Tier 1 capital and, in effect, retain the

XENITH BANKSHARES, INC.

previous AOCI treatment, which is to exclude AOCI from capital. If a company did not make this election, unrealized gains and losses would be included in the calculation of its regulatory capital. The Bank made this one-time election to exclude AOCI. Overall, the Basel III Rules provide some important concessions for smaller, less complex financial institutions.
As of December 31, 2016, we met all minimum capital adequacy requirements to which we were subject, and were categorized as "well capitalized." Since December 31, 2016, there are no conditions or events that management believes have changed our status as "well capitalized." For additional information regarding our capital ratios, see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Analysis of Financial Condition - Capital Resources."
Prompt Corrective Action
The Basel III Rules also revise the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels do not meet certain thresholds. The prompt correction action rules now include a common equity Tier 1 capital component and increase certain other capital requirements for the various thresholds.
Under the revised prompt corrective action framework, a commercial bank is:

•
"well capitalized" if it has a common equity Tier 1 risk-based capital ratio of 6.5% or greater, Tier 1 risk-based capital ratio of 8% or greater, total risk-based capital ratio of 10% or greater, and a Tier 1 leverage ratio of 5% or greater, and is not subject to any written capital order or directive;

•
"adequately capitalized" if it has a common equity Tier 1 risk-based capital ratio of 4.5% or greater, Tier 1 risk-based capital ratio of 6% or greater, total risk-based capital ratio of 8% or greater, and a Tier 1 leverage ratio of 4% or greater, and does not meet the definition of "well-capitalized";

•
"undercapitalized" if it has a common equity Tier 1 risk-based capital ratio of less than 4.5%, Tier 1 risk-based capital ratio of less than 6%, total risk-based capital ratio of less than 8%, and a Tier 1 leverage ratio of less than 4%;

•
"significantly undercapitalized" if it has a common equity Tier 1 risk-based capital ratio of less than 3%, Tier 1 risk-based capital ratio of less than 4%, total risk-based capital ratio of less than 6%, and a Tier 1 leverage ratio of less than 3%; or

•	"critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2%.
The risk-based capital standards of the Federal Reserve explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization's capital adequacy.
The federal banking regulators are required to take prompt corrective action if an institution fails to qualify as adequately capitalized. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail the requirements to qualify as adequately capitalized. An institution that is not at least adequately capitalized is: (1) subject to increased monitoring by the appropriate federal banking regulator; (2) required to submit an acceptable capital restoration plan (including certain guarantees by any company controlling the institution) within 45 days; (3) subject to asset growth limits; and (4) required to obtain prior regulatory approval for acquisitions, branching and new lines of business. Additional restrictions and appointment of a receiver or conservator can apply, depending on the institution's capital level.
Any bank holding company that controls a subsidiary bank that has been required to submit a capital restoration plan will be required to provide assurances of compliance by the bank with the capital restoration plan, subject to limitations on the bank holding company's aggregate liability in connection with providing such required assurances. Failure to restore capital under a capital restoration plan can result in the bank being placed into receivership if it becomes critically undercapitalized. A bank subject to prompt corrective action also may affect its parent holding company, including possible restrictions or prohibitions on dividends or subordinated debt payments to the parent holding company by the bank, as well as limitations on other transactions between the bank and the parent holding company. In addition, the Federal Reserve may impose restrictions on the ability of the

XENITH BANKSHARES, INC.

bank holding company itself to pay dividends, or require divestiture of holding company affiliates that pose a significant risk to the subsidiary bank, or require divestiture of the undercapitalized subsidiary bank.
Bank Holding Company Regulation
Under the Federal Reserve guidelines, every bank holding company must serve as a "source of strength" for each of its bank subsidiaries. The bank holding company is expected to commit resources to support a subsidiary bank, including at times when the holding company may not be in a financial position to provide such support. A bank holding company's failure to meet its source of strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve's regulations, or both. The source-of-strength doctrine most directly affects bank holding companies in situations where the bank holding company's subsidiary bank fails to maintain adequate capital levels. This doctrine was codified by the Dodd-Frank Act, but the Federal Reserve has not yet adopted regulations to implement this requirement.
In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") requires that an insured depository institution shall be liable for the loss incurred or anticipated by the FDIC arising from the default of a commonly controlled insured depository institution or any assistance provided by the FDIC to any commonly controlled insured depository institution in danger of default.
The Bank Holding Company Act limits the investments and activities of bank holding companies. In general, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company or from engaging directly or indirectly in activities other than those of banking, managing, or controlling banks, providing services for its subsidiaries and various non-bank activities that are deemed to be closely related to banking. The activities of the company are subject to these legal and regulatory limitations under the Bank Holding Company Act and the implementing regulations of the Federal Reserve. Federal bank regulatory agencies have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary, if the agency determines that divestiture may aid the depository institution's financial condition.
Dodd-Frank Act
The Dodd-Frank Act was enacted in July 2010 and has resulted in a major overhaul of the financial institution regulatory system. A summary of certain provisions of the Dodd-Frank Act is set forth below, along with information set forth in the applicable sections of this "Supervision and Regulation" section. Among other things, the Dodd-Frank Act established a new, independent Consumer Financial Protection Bureau ("CFPB") tasked with protecting American consumers from unfair, deceptive and abusive financial products and practices. The Dodd-Frank Act also created the Financial Stability Oversight Council, which focuses on identifying, monitoring and addressing systemic risks in the financial system. The Financial Stability Oversight Council, among other tasks, makes recommendations for increasingly strict rules for capital, leverage and other requirements as a company's size and complexity increase. The Dodd-Frank Act also includes provisions that, among other things, reorganize bank supervision and strengthen the Federal Reserve.
The Dodd-Frank Act also requires fees charged for debit card transactions to be both "reasonable and proportional" to the cost incurred by the card issuer. In June 2011, the Federal Reserve set the interchange rate cap at $0.24 per transaction. While these restrictions do not apply to banks with less than $10 billion in assets, the rule could affect the competitiveness of debit cards issued by smaller banks.
Section 619 of the Dodd-Frank Act, known as the "Volcker Rule," prohibits any bank, bank holding company, or affiliate (referred to collectively as "banking entities") from engaging in two types of activities: "proprietary trading" and the ownership or sponsorship of private equity or hedge funds that are referred to as "covered funds." Proprietary trading, in general, is trading in securities on a short-term basis for a banking entity's own account. Funds subject to the ownership and sponsorship prohibition are those not required to register with the Securities and Exchange Commission (the "SEC") because they have only accredited investors or no more than 100 investors. In December 2013, the federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. At December 31, 2016, we evaluated our securities portfolio and determined that we do not hold any covered funds.
Although the majority of the Dodd-Frank Act's rulemaking requirements have been met with finalized rules, approximately one-third of the rulemaking requirements are either still in the proposal stage or have not yet been proposed. Accordingly, it is difficult to anticipate the continued impact this expansive legislation will have on us and our prospects, our customers, our target markets and the financial industry in general.

XENITH BANKSHARES, INC.

Incentive Compensation Guidance
The federal banking agencies have issued comprehensive guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of those organizations by encouraging excessive risk-taking. The incentive compensation guidance sets expectations for banking organizations concerning their incentive compensation arrangements and related risk management, control and governance processes. The incentive compensation guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon three primary principles: (1) balanced risk-taking incentives, (2) compatibility with effective controls and risk management, and (3) strong corporate governance. Any deficiencies in compensation practices that are identified may be incorporated into the organization's supervisory ratings, which can affect its ability to make acquisitions or take other actions. In addition, under the incentive compensation guidance, a banking organization's federal supervisor may initiate enforcement action if the organization's incentive compensation arrangements pose a risk to the safety and soundness of the organization. Further, a provision of the Basel III Rules on capital standards, described above, would limit discretionary bonus payments to bank executives if the institution's regulatory capital ratios fail to exceed certain thresholds.
The Dodd-Frank Act also directs the federal banking agencies to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1 billion, regardless of whether the company is publicly traded or not. In May 2016, the federal banking regulators, joined by the SEC, proposed such a rule that is tailored based on the asset size of the institution. All covered financial institutions would be subject to a prohibition on paying compensation, fees and benefits that are "unreasonable" or "disproportionate" to the value of the services performed by a person covered by the proposed rule (generally, senior executive officers and employees who are significant risk-takers). Moreover, the proposed rule includes a new requirement which provides that an incentive-based compensation arrangement must (1) include financial and non-financial measures of performance, (2) be designed to allow non-financial measures of performance to override financial measures of performance, when appropriate (so called safety and soundness factors), and (3) be subject to adjustment to reflect actual losses, inappropriate risk taking, compliance deficiencies, or other measures or aspects of financial and non-financial performance.
The scope and content of the federal banking agencies' policies on executive compensation are continuing to develop and are likely to continue evolving in the near future.
Consumer Financial Protection Bureau
The CFPB was created under the Dodd-Frank Act to centralize responsibility for consumer financial protection with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts, including the Equal Credit Opportunity Act, Truth in Lending Act ("TILA"), Real Estate Settlement Procedures Act ("RESPA"), Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act") and certain other statutes. Banking institutions with total assets of $10 billion or less, such as the Bank, remain subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws and such additional regulations as may be adopted by the CFPB.
The CFPB has promulgated rules relating to remittance transfers under the Electronic Fund Transfer Act, which require companies to provide consumers with certain disclosures before the consumer pays for a remittance transfer. The CFPB has also amended certain rules under the Federal Reserve's Regulation C relating to home mortgage disclosure, to reflect a change in the asset size exemption threshold for depository institutions based on the annual percentage change in the Consumer Price Index for Urban Wage Earners and Clerical Workers. In addition, the CFPB promulgated its "Ability-to-Repay/Qualified Mortgage" rules, which amended the TILA's implementing regulation, Regulation Z ("Regulation Z"). Regulation Z currently prohibits a creditor from making a higher priced mortgage loan without regard to the consumer's ability to repay the loan. The rule implements sections 1411 and 1412 of the Dodd-Frank Act, which generally requires creditors to make a reasonable, good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling (excluding an open-end credit plan, timeshare plan, reverse mortgage or temporary loan) and establishes certain protections from liability under this requirement for "qualified mortgages." The rule also implemented section 1414 of the Dodd-Frank Act, which limits prepayment penalties. Finally, the rule requires creditors to retain evidence of compliance with the rule for three years after a covered loan is consummated. The rule became effective January 10, 2014. The CFPB allowed for a small creditor exemption for banks with assets under $2 billion and that originated less than 500 mortgage loans in 2015. As of January 1, 2016, the small creditor exemption was extended to banks with assets under $2 billion and that originate less than 2,000 mortgage loans.

XENITH BANKSHARES, INC.

On November 20, 2013, pursuant to section 1032(f) of the Dodd-Frank Act, the CFPB issued the Know Before You Owe TILA/RESPA Integrated Disclosure Rule ("TRID"), which combined the disclosures required under TILA and sections 4 and 5 of RESPA, into a single, integrated disclosure for mortgage loan transactions covered by those laws. TRID, which requires the use of a "Loan Estimate" that must be delivered or placed in the mail no later than the third business day after receiving the consumer's application and a "Closing Disclosure" that must be provided to the consumer at least three business days prior to consummation, became effective for applications received on or after October 3, 2015 for applicable closed-end consumer credit transactions secured by real property. Creditors must only use the Loan Estimate and Closing Disclosure forms for mortgage loan transactions subject to TRID. All other mortgage loan transactions continue to use the "Good Faith Estimate" and the "Initial Truth-in-Lending Disclosure" at application and the "HUD-1 Settlement Statement" and the "Final Truth-in-Lending Disclosure" at closing. TRID also has new tolerance requirements and record retention requirements. Of note, the creditor must retain evidence of compliance with the Loan Estimate requirements, including providing the Loan Estimate, and the Closing Disclosure requirements for three years after the later of the date of consummation, the date disclosures are required to be made, or the date the action is required to be taken. Additionally, the creditor must retain copies of the Closing Disclosure, including all documents related to the Closing Disclosure, for five years after consummation.
Gramm-Leach-Bliley Act of 1999
The GLB Act implemented major changes to the statutory framework for providing banking and other financial services in the United States. The GLB Act, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms and other financial service providers. A bank holding company that qualifies as a financial holding company is permitted to engage in activities that are financial in nature or incident or complimentary to financial activities. The activities that the GLB Act expressly lists as financial in nature include insurance activities, providing financial and investment advisory services, underwriting services and limited merchant banking activities.
To be eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized and well-managed and have at least a satisfactory rating under the Community Reinvestment Act of 1977 (See "Community Reinvestment Act" below). In addition, the bank holding company must file with the Federal Reserve a declaration of its intention to become a financial holding company. The Dodd-Frank Act amended this provision to require that financial holding companies also be well capitalized and well managed.
The GLB Act has not, and we do not expect that the GLB Act will in the future, materially affect our products, services or other business activities, nor do we believe that the GLB Act will have a material adverse impact on our operations. To the extent that it allows banks, securities firms and insurance firms to affiliate, the financial services industry may experience further consolidation and greater competition.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies with equity or debt securities registered under the Exchange Act, as amended. In particular, the Sarbanes-Oxley Act of 2002 established (1) requirements for audit committees, including independence, expertise and responsibilities; (2) certification responsibilities for the chief executive officer and chief financial officer with respect to financial statements; (3) standards for auditors and regulation of audits; (4) increased disclosure and reporting obligations for reporting companies and their directors and executive officers; and (5) increased civil and criminal penalties for violations of the federal securities laws.
Payment of Cash Dividends
We are a legal entity separate and distinct from the Bank. We do not conduct stand-alone operations; therefore, our ability to pay dividends depends on the ability of the Bank to pay dividends to us. There are various legal limitations applicable to the payment of dividends by the Bank to us and to the payment of dividends by us to our shareholders, including requirements to maintain capital at or above regulatory minimums. We are incorporated under the Virginia Stock Corporation Act, which has restrictions prohibiting the payment of dividends if, after giving effect to the dividend payment, we would not be able to pay our debts as they become due in the usual course of business, or if our total assets would be less than the sum of our total liabilities plus the amount that would be required if we were to be dissolved to satisfy the preferential rights upon dissolution of any preferred shareholders.
Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, a bank holding company generally should not maintain a rate of

XENITH BANKSHARES, INC.

distributions to shareholders unless its net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition. Further, the Federal Reserve issued Supervisory Letter SR 09-4, which provides guidance on the declaration and payment of dividends, capital redemptions and capital repurchases by bank holding companies. Supervisory Letter SR 09-4 provides that, as a general matter, a bank holding company should eliminate, defer or significantly reduce its dividends if: (1) the bank holding company's net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (2) the bank holding company's prospective rate of earnings retention is not consistent with the bank holding company's capital needs, asset quality and overall current and prospective financial condition; or (3) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. Failure to do so could result in a supervisory finding that the bank holding company is operating in an unsafe and unsound manner.
Banking regulators have indicated that Virginia banking organizations should generally pay dividends only (1) from net undivided profits of the bank, after providing for all expenses, losses, interest, and taxes accrued or due by the bank, and (2) if the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. Under the current supervisory practices of the Federal Reserve, prior approval from the Federal Reserve and a supermajority of the Bank's shareholders is required if cash dividends declared in any given year exceed net income for that year plus retained earnings of the two preceding years. In addition, under the FDIA, insured depository institutions, such as the Bank, are prohibited from making capital distributions, including the payment of dividends, if after making such distribution, the institution would become "undercapitalized" (as such term is used in the statute).
Under Virginia law, no dividend may be declared or paid out of a bank's paid-in capital. Xenith Bank may be prohibited under Virginia law from the payment of dividends if the Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to ensure our financial soundness, and the Bureau of Financial Institutions may also permit the payment of dividends not otherwise allowed by Virginia law. The terms of the Subordinated Notes also impose limits on our ability to pay dividends on shares of our common stock.
Loans to Insiders
The Federal Reserve Act and related regulations (such as Regulation O) impose specific restrictions on loans to directors, executive officers and principal shareholders of banks. Under Section 22(h) of the Federal Reserve Act, any loan to a director, executive officer or principal shareholder of a bank, or to entities controlled by any of the foregoing, may not exceed, together with all outstanding loans to such persons or entities controlled by such person, the bank's loan to one borrower limit. Loans in the aggregate to insiders and their related interests as a class may not exceed two times the bank's unimpaired capital and unimpaired surplus until the bank's total deposits equal or exceed $100 million, at which time the aggregate is limited to the bank's unimpaired capital and unimpaired surplus. Section 22(h) of the Federal Reserve Act also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers and principal shareholders of a bank or bank holding company, and to entities controlled by such persons, unless such loans are approved in advance by a majority of the board of directors of the bank with any "interested" director not participating in the voting. Our policy on loans to insiders establishes a maximum amount, which includes all other outstanding loans to such persons, as to which prior board of director's approval is required, of the greater of $25,000 or 5% of capital and surplus (up to $500,000). Section 22(h) of the Federal Reserve Act requires that loans to directors, executive officers and principal shareholders be made in terms and underwriting standards substantially the same as offered in comparable transactions to other persons. The Dodd-Frank Act expanded coverage of transactions with insiders by including credit exposure arising from derivative transactions. In addition, the Dodd-Frank Act prohibits an insured depository institution from purchasing or selling an asset to a director, executive officer or principal shareholder (or any related interest of such a person) unless the transaction is on market terms and, if the transaction exceeds 10% of the institution's capital it is approved in advance by a majority of the disinterested directors.
Restrictions on Transactions with Affiliates
The Bank is subject to the provisions of Section 23A of the Federal Reserve Act with respect to affiliates, including Xenith Bankshares. These provisions place limits on the amount of:

•	loans or extensions of credit to affiliates;

•	investment in affiliates;

•	assets that the Bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

XENITH BANKSHARES, INC.

•	the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	the Bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.
The total amount of the above transactions are limited in amount, as to any one affiliate, to 10% of capital and surplus and, as to all affiliates combined, to 20% of capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets from an affiliate.
The Dodd-Frank Act expanded the scope of Section 23A to include investment funds managed by an institution as an affiliate, as well as other procedural and substantive hurdles.
The Bank also is subject to the provisions of Section 23B of the Federal Reserve Act, which, among other things, prohibits banks from engaging in any transaction with an affiliate unless the transaction is on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies.
Certain Acquisitions
The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (1) acquiring more than 5% of the voting stock of any bank or other bank holding company, (2) acquiring all or substantially all of the assets of any bank or bank holding company, or (3) merging or consolidating with any other bank holding company.
Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy. As a result of the USA PATRIOT Act of 2001 (the "Patriot Act"), which is discussed below, the Federal Reserve is required to consider the record of a bank holding company and its subsidiary banks in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions. The Dodd-Frank Act also amended the Bank Holding Company Act to require consideration of the extent to which a proposed acquisition, merger or consolidation would result in greater or more concentrated risks to the stability of the U.S. banking or financial system.
Under the Bank Holding Company Act, if well capitalized and well managed, any bank holding company located in Virginia may purchase a bank located outside of Virginia. Conversely, a well capitalized and well-managed bank holding company located outside of Virginia may purchase a bank located inside Virginia. In each case, however, restrictions currently exist on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.
Change in Bank Control
Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if a person or company acquires 25% or more of any class of voting securities of the bank holding company. A rebuttable presumption of control arises if a person or entity acquires 10% or more, but less than 25%, of any class of voting securities of a reporting company under the Securities Exchange Act of 1934, as amended, such as Xenith Bankshares, or such ownership interest is greater than the ownership interest held by any other person or group.
Sound Banking Practices
Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve's Regulation Y requires a bank holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the bank holding company's consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank's soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

XENITH BANKSHARES, INC.

The Federal Reserve has the authority to prohibit activities of bank holding companies and their non-banking subsidiaries that represent unsafe and unsound banking practices or that constitute violations of laws or regulations. The Federal Reserve can assess civil money penalties for activities conducted on a knowing and reckless basis if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues.
Standards for Safety and Soundness
The Federal Reserve has established safety and soundness standards applicable to banks regarding such matters as internal controls, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other benefits, asset quality and earnings. If a bank were to fail to meet these standards, the Federal Reserve could require it to submit a written compliance plan describing the steps it will take to correct the situation and the time within which such steps will be taken. The Federal Reserve has authority to issue orders to secure adherence to the safety and soundness standards.
Reserve Requirement
Under a regulation promulgated by the Federal Reserve, depository institutions, including the Bank, are required to maintain cash reserves against a stated percentage of their transaction accounts. Reserve requirements for calendar year 2016 are as follows:

•	for transaction accounts totaling $15.2 million or less, a reserve of 0%;

•	for transaction accounts in excess of $15.2 million up to and including $110.2 million, a reserve of 3%; and

•	for transaction accounts in excess of $110.2 million, a reserve requirement of 10%.
The dollar amounts and percentages reported here are all subject to adjustment by the Federal Reserve. As of December 31, 2016, the Bank had a reserve requirement of $63.9 million.
Privacy
Financial institutions are required to disclose their policies for collecting and protecting confidential information. Under the GLB Act, financial institutions may not disclose non-public personal information about a customer to unaffiliated third parties, unless the institution satisfies various disclosure requirements and the consumer has not elected to opt-out of the disclosure (with some exceptions). Additionally, financial institutions generally may not disclose consumer account numbers to any non-affiliated third party for use in telemarketing, direct-mail marketing or other marketing through electronic mail to consumers.
Monetary Policy
Banking is a business that depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute a major portion of earnings. Thus, our earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the U.S. and its agencies, particularly the Federal Reserve, which regulates the supply of money through various means including open market transactions in U.S. government securities. These transactions include the purchase and sale of securities to expand or contract the general liquidity in the financial system. Additionally, the Federal Reserve establishes a target Federal Funds Rate and Discount Rate. Actions taken by the Federal Reserve influence the general condition of interest rates in the marketplace, which could affect our profitability.
Depending on the Bank's asset-liability strategy, actions taken by the Federal Reserve may have a positive or negative effect on profitability. We cannot predict the actions of the Federal Reserve, nor can we guarantee that our asset-liability strategy is consistent with action taken by the Federal Reserve.
Community Reinvestment Act
The Community Reinvestment Act of 1997 and the regulations issued thereunder ("CRA") requires federal banking regulators to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers and acquisitions, and applications to open a branch or facility. Federal regulators are required to provide and make public a written examination report of an institution's CRA performance. The Bank continues to maintain a satisfactory CRA rating.

XENITH BANKSHARES, INC.

Branch and Interstate Banking
Under the Dodd-Frank Act, national banks and state banks are able to establish branches in any state, if that state would permit the establishment of the branch by a state bank chartered in that state. Virginia law permits a state bank to establish a branch of the bank anywhere in the state; therefore, a bank with its headquarters outside the Commonwealth of Virginia may establish branches anywhere within Virginia. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.
Regulatory Enforcement Authority
Federal and state banking law grants substantial enforcement powers to federal and state banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.
Concentrated Commercial Real Estate Lending Regulations
The Federal Reserve, OCC and FDIC have promulgated guidance governing financial institutions with concentrations in CRE lending. The guidance provides that a bank has a concentration in CRE lending, if (1) total reported loans for construction, land development and other land represent 100% or more of total capital, or (2) total reported loans secured by multi-family and non-farm residential properties, and loans for construction, land development and other land represent 300% or more of total capital, and the bank's CRE loan portfolio has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices, including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements. On December 18, 2015, the federal banking agencies jointly issued a "Statement on Prudent Risk Management for Commercial Real Estate Lending" reminding banks of the need to engage in risk management practices for CRE lending.
Allowance for Loan Losses
Federal bank regulatory agencies have released the Interagency Policy Statement on the allowance for loan losses to ensure consistency with U.S. generally accepted accounting principles ("GAAP") and more recent supervisory guidance, including, among other things, considerations for measuring impairment and estimating credit losses and illustrations of effective loss migration analysis. Additionally, the agencies issued 16 Frequently Asked Questions to assist institutions in complying with both GAAP and allowance for loan losses supervisory guidance. Highlights of the statement include the following:

•
the statement emphasizes that the allowance for loan losses represents one of the most significant estimates in an institution's financial statements and regulatory reports and that an assessment of the appropriateness of the allowance for loan losses is critical to an institution's safety and soundness;

•
each institution has a responsibility to develop, maintain and document a comprehensive, systematic and consistently applied process for determining the amounts of the allowance for loan losses. An institution must maintain an allowance for loan losses that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio; and

•
the statement updated the previous guidance on the following issues regarding allowance for loan losses: (1) responsibilities of the board of directors, management and bank examiners; (2) factors to be considered in the estimation of allowance for loan and lease losses; and (3) objectives and elements of an effective loan review system.

Monitoring and Reporting Suspicious Activity
Under the Bank Secrecy Act (the "BSA"), financial institutions, including the Bank, are required to monitor and report unusual or suspicious account activity that might signify money laundering, tax evasion or other criminal activities, as well as transactions involving the transfer or withdrawal of amounts in excess of prescribed limits. The BSA is sometimes referred to as an "anti-money laundering" law ("AML"). Several AML acts, including provisions in Title III of the Patriot Act, have been enacted to amend the BSA. The Patriot Act was enacted in response to the September 11, 2001 terrorist attacks and is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a

XENITH BANKSHARES, INC.

variety of fronts. Under the Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence and "know your customer" standards in their dealings with financial institutions and foreign customers. On May 10, 2016, the Financial Crimes Enforcement Network issued a final rule regarding customer due diligence that adds a requirement for covered financial institutions to understand the nature and purpose of customer relationships and identify the "beneficial owner" of legal entity customers. The formal implementation date is May 11, 2018. Finally, under the regulations of the Office of Foreign Asset Control ("OFAC"), banks are required to monitor and block transactions with certain "specially designated nationals" who OFAC has determined pose a risk to U.S. national security.
Technology Risk Management and Consumer Privacy
State and federal banking regulators have issued various policy statements emphasizing the importance of technology risk management and supervision in evaluating the safety and soundness of depository institutions with respect to banks that contract with outside vendors to provide data processing and core banking functions. The use of technology related products, services, delivery channels and processes exposes a bank to various risks, particularly operational, privacy, security, strategic, reputation and compliance risk. Banks are generally expected to prudently manage technology related risks as part of their comprehensive risk management policies by identifying, measuring, monitoring and controlling risks associated with the use of technology.
Under Section 501 of the GLB Act, federal banking agencies have established appropriate standards for financial institutions regarding the implementation of safeguards to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records, and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Among other matters, the rules require each bank to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information.
Under the GLB Act, a financial institution must also provide its customers with a notice of privacy policies and practices. Section 502 prohibits a financial institution from disclosing non-public personal information about a customer to nonaffiliated third parties unless the institution satisfies various notice and opt-out requirements, and the customer has not elected to opt out of the disclosure. Under Section 504, the agencies are authorized to issue regulations as necessary to implement notice requirements and restrictions on a financial institution's ability to disclose non-public personal information about customers to nonaffiliated third parties. Under the final rule the regulators adopted, all banks must develop initial and annual privacy notices that describe in general terms the bank's information sharing practices. Banks that share non-public personal information about customers with nonaffiliated third parties must also provide customers with an opt-out notice and a reasonable period of time for the customer to opt out of any such disclosure (with certain exceptions). Limitations are placed on the extent to which a bank can disclose an account number or access code for credit card, deposit or transaction accounts to any nonaffiliated third party for use in marketing.
UDAP and UDAAP
Recently, banking regulatory agencies have increasingly used a general consumer protection statute to address "unethical" or otherwise "bad" business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act (the "FTC Act"), which is the primary federal law that prohibits unfair or deceptive acts or practices ("UDAP"), and unfair methods of competition in or affecting commerce. "Unjustified consumer injury" is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to "unfair, deceptive, or abusive acts or practices" ("UDAAP"), which have been delegated to the CFPB for rule-making. The federal banking agencies have the authority to enforce such rules and regulations.
Other Regulation
The Bank is subject to a variety of other regulations. State and federal laws restrict interest rates on loans. The TILA and the Home Mortgage Disclosure Act impose information requirements on banks in making loans. The Equal Credit Opportunity Act prohibits discrimination in lending on the basis of race, creed or other prohibited factors. The Fair Credit Reporting Act governs the use and release of information to credit reporting agencies. The Truth in Savings Act requires disclosure of yields and costs of deposits and deposit accounts. Other acts govern confidentiality of consumer financial records, automatic deposits and withdrawals, check settlement, endorsement and presentment, and reporting of cash transactions as required by the Internal Revenue Service.

XENITH BANKSHARES, INC.

Employees
At December 31, 2016, we had 490 employees, including 468 full-time employees. All of our employees were employed by the Bank. None of our employees are represented by a collective bargaining unit, and we believe that relations with our employees are good.
Available Information
We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. Investors and other interested parties may read and copy any document that we file, including this Form 10-K, at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Investors and other interested parties may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, from which investors and other interested parties can electronically access our SEC filings.
We make available free of charge on or through our website (www.xenithbank.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
The information on, or that can be accessed through, our website is not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any other filings we make with the SEC.
Executive Officers of the Registrant
The information set forth in Part III, Item 10 - Directors, Executive Officers and Corporate Governance (included herein pursuant to Item 401(b) of Regulation S-K) is incorporated by reference into this Part I.

XENITH BANKSHARES, INC.

Item 1A - Risk Factors
In addition to the other information included in this Form 10-K, the following factors should be carefully considered in connection with evaluating our business and the forward-looking statements contained herein. Any of the following risks, either alone or taken together, could materially and adversely affect our business, financial condition, liquidity, results of operations, regulatory capital levels and prospects. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, we could be materially and adversely affected. There may be additional risks that we do not presently know, are unknowable, or that we currently believe are immaterial that could also materially and adversely affect our business, financial condition, liquidity, results of operations, regulatory capital levels and prospects.
General economic conditions in our target markets may decline and may have a material adverse effect on our results of operations and financial condition.
The economies where we do business, especially the greater Washington, D.C., and greater Hampton Roads areas, are heavily reliant on federal government and military spending and may be adversely impacted by significant cuts to such spending that could result from Congressional budgetary enactments. Real estate values are affected by various factors in addition to local economic conditions, including, changes in general or regional economic conditions, government rules or policies, and natural disasters. With 83.2% of our loans concentrated in the regions of Washington, D.C., Hampton Roads, Richmond, the Eastern Shore of Virginia, and Northeast North Carolina regions, a decline in local economic conditions could adversely affect the value of the real estate collateral securing our loans. A decline in property values could diminish our ability to recover on defaulted loans by selling the real estate collateral, making it more likely that we would suffer additional losses on defaulted loans and/or foreclosed properties by requiring additions to our allowance for loan losses through increased provisions for loan losses. Also, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of financial institutions whose real estate portfolios are more geographically diverse. While our policy is to obtain updated appraisals on a periodic basis, there are no assurances that we may be able to realize the amount indicated in the appraisal upon disposition of the underlying property. We take into account all available information in assessing the fair value of other real estate owned and repossessed assets, including pending offers, recent appraisals and other indicators. However, differences may exist between our estimate of fair value and the amount we ultimately realize upon sale, and such differences could be material.
Fluctuations in interest rates could reduce our results of operations as we expect to realize income primarily from the difference between interest earned on our loans and investments and interest paid on our deposits and borrowings.
Like other banks, our results of operations are significantly dependent on our net interest income, as we expect to realize income primarily from the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. Rate-sensitive assets and liabilities have interest rate terms that are subject to change within a specific time period, due to either maturity or contractual agreements that allow the instruments to reprice prior to maturity. The net position of those assets and liabilities, subject to re-pricing in specified time periods, will positively or negatively affect our results of operations. If market interest rates should move contrary to our position, our results of operations could be negatively affected, potentially materially. We use financial tools to simulate our interest-rate sensitivity; however, neither we, nor the tools, can predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, monetary policy and conditions in domestic and foreign financial markets. Our balance sheet is "asset-sensitive;" therefore, should interest rates change, our assets will reprice faster than our liabilities. Although our asset-liability management strategy is intended to manage our risk from changes in market interest rates, continued low interest rates could materially and adversely affect us. See additional discussion in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Interest Rate Sensitivity."
Changes in market interest rates could reduce the value of our financial assets. Fixed rate investments and loans generally decrease in value as interest rates rise. In addition, volatile interest rates may affect the volume of our lending activities. For example, when interest rates rise, the cost of borrowing increases and loan originations may decrease. This could result in lower net interest income, lower loan origination fee income, and a decline in sales of treasury services. If we are unsuccessful in managing the effects of changes in interest rates, our results of operations could be materially and adversely affected.
We face significant competition in our target markets.
The financial services industry, including commercial banking, is highly competitive, and we have encountered and will continue to encounter strong competition for deposits, loans and other financial services and products in our target markets. Our principal competitors for loans and some or all of our other services and products are other commercial banks and community banks in our

XENITH BANKSHARES, INC.

target markets. Our principal competitors for deposits include large national and regional financial institutions, savings banks and other independent community banks, as well as credit unions and consumer finance companies. Our non-bank competitors are not subject to the same degree of regulation as we are and, accordingly, have advantages over us in providing certain products and services. Many of our competitors are significantly larger than we are and have greater access to capital and other resources that permit them to offer attractive terms and broader selections to gain market share for their products and services and also have higher lending capacity and larger branch networks. As a result, we could lose business to competitors or be forced to price products and services on less advantageous terms to retain or attract customers, either of which would adversely affect us.
Failure to implement our business strategies could materially and adversely affect us.
We have developed a strategic plan that details the business strategies we intend to implement. Our strategic plan includes organic growth and, where appropriate, growth through acquisitions. Our organic growth may involve an expansion into related banking lines of business and related services and products and growth through acquisitions also includes risks, could be expensive and put a strain on our management, financial, operational and technical resources, among the other risks described below under "We will face risks with respect to future expansion and if we grow through acquisitions or mergers." Also, to manage growth effectively, we will likely have to continue to enhance our operating systems and controls, as well as integrate new personnel, including relationship managers, and manage expanded operations. If we cannot implement our business strategies, we will be hampered in our ability to maintain, grow and manage our business effectively and to serve our customers, which would in turn materially and adversely affect us. Even if our business strategies are successfully implemented, they may not have the favorable impact on our operations that we anticipate.
Our continued integration of Legacy Xenith may be more difficult, costly, or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.
The success of the Merger, including anticipated benefits and cost savings, depends, in part, on our ability to successfully integrate Legacy Xenith in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the continued integration process could result in the loss of key employees, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the Merger. If we experience difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause us to lose customers or cause customers to remove their accounts from the Bank and move their business to competing financial institutions.
We will face risks with respect to future expansion and if we grow through acquisitions or mergers.
We may seek to acquire other financial institutions or branches or assets of those institutions. We may also expand into new markets or lines of business or offer new products or services. These activities would involve a number of risks, including:

•	the time and expense associated with identifying and evaluating potential acquisitions and merger partners, the outcome of which is uncertain;

•	using inaccurate estimates and judgments or lack of information to evaluate credit, operations, management and market risks with respect to the target institution or its branches or assets;

•	diluting our existing shareholders in an acquisition;

•
the time and expense associated with evaluating new markets for expansion, hiring experienced local management, and opening new offices or branches, as there may be a substantial time lag between these activities and when we generate sufficient assets and deposits to support the costs of the expansion;

•	investing a significant amount of time negotiating a transaction or working on expansion plans, resulting in management's time and attention being diverted from the operation of our existing business;

•	the time and expense associated with integrating the operations and personnel of the combined businesses;

•	the ability to realize the anticipated benefits of the acquisition;

XENITH BANKSHARES, INC.

•	creating an adverse short-term effect on our results of operations;

•	losing key employees and customers as a result of an acquisition that is poorly received or executed;

•	time and costs associated with regulatory approvals;

•	inability to obtain additional capital or financing, if necessary, on favorable terms or at all; and

•	unforeseen adjustments, write-downs, write-offs, or restructuring or other impairment charges.
The soundness of other financial institutions with which we do business could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, acting as a counterparty, or other relationships. We have exposure to many different industries and counterparties, including counterparties in the financial industry, such as commercial banks. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions will expose us to risk of loss in the event of default of a counterparty or client. In addition, this risk may be exacerbated when any collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to us. Our losses from these events could be material.
Our earnings are sensitive to the credit risks associated with lending.
In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of our customers and counterparties, including financial statements, credit reports and other financial information. We also rely on representations of those customers or counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could result in losses that materially and adversely affect us. Even if we receive accurate information, we may misjudge that information and fail to assess the credit risks in a manner that materially and adversely affects us. In addition, when considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and an error in fact or judgment could adversely affect the reliability of an appraisal. Also, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors, the value of collateral backing a loan may be less than supposed, and if a default occurs, we may not recover the outstanding balance of the loan.
The credit risk associated with C&I loans is a result of several factors, including the concentration of our loan portfolio in a limited number of loans and borrowers, the size of loan balances and the effects of general economic conditions on a borrower's business. Our C&I loan portfolio represented approximately 36.4% of our total loan portfolio as of December 31, 2016. Any significant default by our commercial and industrial customers would materially and adversely affect us. Our C&I loans include owner-occupied real estate loans that are secured in part by the value of the real estate. Owner-occupied real estate loans represented approximately 30.6% of our total C&I loan portfolio as of December 31, 2016. The primary source of repayment for owner-occupied real estate loans is the cash flow produced by the related commercial enterprise, and the value of the real estate is a secondary source of repayment of the loan.
Our CRE loan portfolio represented approximately 23.8% of our total loan portfolio as of December 31, 2016. CRE loans may pose greater risks than other types of loans. Underwriting and portfolio management activities cannot eliminate all risks related to these loans. It may be more difficult for commercial real estate borrowers to repay their loans in a timely manner in the current economic climate, as commercial real estate borrowers' abilities to repay their loans frequently depends on the successful development of their properties. In addition, because payments on loans secured by these properties generally are dependent on the income produced by the underlying properties, we may incur losses on CRE loans due to declines in occupancy rates and rental rates, which may decrease property values and may decrease the likelihood that a borrower may find permanent financing alternatives. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, we could incur material losses. In addition, banking regulators give greater scrutiny to CRE lending and may require banks with higher levels of CRE loans to implement improved or additional underwriting, internal controls, risk management policies and portfolio stress testing. In banks with certain levels of CRE loan concentrations, regulators may require increased levels of reserves for loan losses, as well as the need for additional capital. Any of these events could increase our costs, require management time and attention, and materially and adversely affect us.

XENITH BANKSHARES, INC.

Our RRE loan portfolio represented approximately 16.4% of our total loan portfolio as of December 31, 2016. RRE loans consist of first and second lien loans, including home equity lines and credit loans, secured by residential real estate that is located primarily in our target markets. Typically, our maximum loan-to-value benchmark for these loans is 80% at inception, with satisfactory debt-to-income ratios as well. The repayment of RRE loans depends primarily on the income and cash flows of the borrowers, with the real estate serving as a secondary source of repayment.
Decisions regarding credit risk in our loan portfolios could be inaccurate and our allowance for loan losses may be inadequate to absorb future losses inherent in our loan portfolio, which could materially and adversely affect us.
Inherent risks in lending include the deterioration of the credit of borrowers and adverse changes in the industries and competitive environments in which they operate, changes in borrowers' management and business prospects, fluctuations in interest rates and collateral values, principally real estate, and economic downturns. Making loans is an essential element of our business, and there is a high risk that some portion of the loans we make will not be repaid and, accordingly, will result in losses.
The risk of loss is affected by a number of factors, including:

•	credit risks of a particular borrower;

•	the duration of the loan;

•	changes in economic or industry conditions; and

•	in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.
In addition, we may suffer higher credit losses because of federal or state legislation or other regulatory action that reduces the amount that our borrowers are required to pay to us, prohibits or otherwise limits our ability to foreclose on properties or other collateral, or makes foreclosures less economically viable.
As with all financial institutions, our management makes various assumptions and judgments about the ultimate collectability of our loan portfolio, and we maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to our expenses that represents management's best estimate of probable losses within our existing portfolio of loans, and other reserves to absorb anticipated future losses inherent in our portfolio. Our allowance for loan losses was $21.9 million at December 31, 2016, which represented 0.89% of our total loans, as compared to $23.2 million, or 1.50% of total loans, at December 31, 2015. The level of the allowance reflects management's estimates and judgments as to specific credit risks, evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, and incurred but unidentified losses inherent in the current loan portfolio.
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires management to make significant estimates of current credit risks and future trends, all of which may undergo material changes. In addition, regulatory agencies, as a part of their examination process, periodically review the estimated losses of loans. Such agencies may require us to recognize additional losses based on their judgments about information available to them at the time of their examination. If management's assumptions and judgments prove to be inaccurate and our allowance for loan losses is inadequate to absorb future losses inherent in our loan portfolio, or if bank regulatory agencies require us to increase our allowance for loan losses or to recognize loan charge-offs, our capital could be significantly reduced, and we could be materially and adversely affected. Furthermore, the adoption of changes in the way entities recognize expected credit losses pursuant to GAAP, when implemented, may require us to increase our estimate for losses in our loan portfolio, resulting in an adverse impact to our results of operations and level of regulatory capital.
Although our problem loans have declined significantly, there is no assurance that they will continue to do so.
Our nonperforming assets ratio, defined as the ratio of nonperforming assets (loans and other real estate owned and repossessed assets) to total assets was 1.15% and 2.32% at December 31, 2016 and December 31, 2015, respectively. At December 31, 2016, 0.71% of our loans were 30 to 89 days delinquent and treated as performing assets. The administration of nonperforming loans is an important function in attempting to mitigate any future losses related to our nonperforming assets.
Our decisions regarding the fair value of assets acquired could be different than initially estimated, which could materially and adversely affect our business, financial condition, results of operations and future prospects.

XENITH BANKSHARES, INC.

As required by acquisition accounting rules, we eliminated the allowance for loan losses that was recorded by Legacy Xenith and recorded acquired loans at estimated fair values as of the effective date of the Merger by creating a discount. Additionally, we recorded acquired other real estate owned and repossessed assets at estimated fair values as of the effective date of the Merger. To the extent the credit losses of the purchased loans are greater than fair value adjustments or the amounts we might ultimately realize on the sale of other real estate owned and repossessed assets are less than the fair values determined at the effective date of the Merger, our net income could be materially and adversely affected.
Changes in U.S. tax laws could adversely impact us.
Tax laws may change in ways that adversely impact us. For example, federal tax legislation could be enacted to reduce the existing statutory U.S. federal corporate income tax rate, which would, accordingly, reduce our deferred tax assets. The effect of a reduction in a tax rate on our net deferred tax assets is required to be recognized, in full, as a reduction of income in the period enacted. In addition, a reduction in the existing statutory U.S. federal corporate income tax rate could increase the after-tax effect of future loss events and our after-tax borrowing costs.
Our investment portfolio has benefited from certain tax exemptions and certain other tax laws and regulations, including those the income from which is tax-exempt. The effect of a reduction in the federal income tax rate or changes in certain other tax laws would lessen or eliminate some or all of the tax advantages currently benefiting us and therefore could materially and adversely impact our results of operations. In addition, such legislation could adversely affect the value of our investment portfolio, which would have an adverse affect on our shareholders' equity. Our investment portfolio was comprised 20% of tax-exempt municipal bonds as of December 31, 2016, the value of which could be adversely affected by a reduction in the federal corporate income tax rate. Additionally, our net deferred tax assets could be adversely affected by a reduction in the fair value of our investment portfolio.
Other tax law changes could materially and adversely impact our results of operations. For example, budget constraints faced by many states and localities increase the likelihood that state and local governments will raise revenue by enacting legislation increasing the taxes paid by individuals and corporations. In addition, any federal tax reform that is designed to reduce the U.S. federal corporate income tax rate in a "revenue neutral" manner could include other provisions that materially increase our taxable income or otherwise increase our cost of doing business.
We may not be able to generate sufficient taxable income to fully realize our deferred tax assets.
We have federal income tax net operating loss ("NOL") carryforwards and other tax attributes, including future tax deductible items, that relate to our deferred tax assets. At December 31, 2015 and September 30, 2016, we released substantially all of the valuation allowance on our deferred tax assets. Our conclusion, as of these dates, that it is more likely than not that we will realize our deferred tax assets, was based on our expectation that we would generate taxable income in future years sufficient to absorb substantially all of our NOL carryforwards and other tax attributes. If we are unable to generate sufficient taxable income, we may not be able to fully realize our deferred tax assets and would be required to record a valuation allowance against these assets. A valuation allowance would be recorded as income tax expense and would adversely affect our net income.
Sales of our common stock by our institutional investors or merger or acquisition activity may result in an ownership change of control, thus limiting our ability to realize our deferred tax assets.
At December 31, 2016, we had approximately $330.0 million of federal NOLs to be carried forward. Our ability to utilize our NOLs is subject to the rules of Section 382 of the Internal Revenue Code ("Section 382"), which generally restricts the use of NOLs after an "ownership change." An ownership change occurs if, among other things, there is a cumulative increase of more than 50 percentage points over the lowest percentage of stock ownership by the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation's common stock or are otherwise treated as 5% shareholders under Section 382 and Treasury regulations promulgated thereunder because of an increase of these shareholders over a rolling three-year period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of taxable income a corporation may offset with NOL carryforwards. This annual limitation is generally equal to the product of the value of the corporation's stock on the date of the ownership change multiplied by the long-term tax-exempt rate published monthly by the Internal Revenue Service. This annual limitation may be increased for five years after an ownership change by any "built-in gain", which is the amount of a hypothetical intangible calculated as the value of the corporation less the fair value of tangible assets at the time of the ownership change. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOLs.

XENITH BANKSHARES, INC.

Pursuant to the various definitive investment agreements that we have entered into with Anchorage, CapGen and Carlyle, we have an effective registration statement covering the resale of shares of our common stock by each of these shareholders. These shareholders could utilize this registration statement by reselling the shares of our common stock that they currently hold. If any of these shareholders sell large amounts of our common stock an ownership change could occur. Additionally, any merger or acquisition activity in which we may engage would require us to evaluate whether an ownership change would occur. Given the rights of our institutional investors and level of merger and acquisition activity in our target markets, we cannot ensure that our ability to use our NOLs to offset income will not become limited in the future. As a result, we could pay taxes earlier and in larger amounts than would be the case if our NOLs were available to reduce our federal income taxes without restriction. If the utilization of our NOLs is restricted, we would be required to record a valuation allowance on our deferred tax assets, which could materially and adversely affect our net income.
We are subject to extensive regulation in the conduct of our business operations, which could materially and adversely affect us.
The banking industry is heavily regulated by several governmental agencies. Banking regulations are primarily intended to protect depositors, deposit insurance funds and the banking system as a whole, and not shareholders and other creditors. These regulations affect lending practices, capital structure, investment practices, dividend policy, operations and growth, among other things. For example, federal and state consumer protection laws and regulations limit the manner in which banks may offer and extend credit. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive and more difficult to collect from customers who become subject to bankruptcy proceedings.
From time to time, the U.S. Congress and state legislatures consider changing these laws and may enact new laws or amend existing laws to further regulate the financial services industry. The Dodd-Frank Act has resulted, and will continue to result, in sweeping changes in the regulation of financial institutions. See Part I, Item 1 - Business under the caption "Supervision and Regulation - Dodd-Frank Act."
Many of the provisions in the Dodd-Frank Act remain subject to regulatory rule-making and implementation, the effects of which are not yet known. Although we cannot predict the specific impact and long-term effects that the Dodd-Frank Act and the regulations promulgated thereunder will have on us and our prospects, our target markets and the financial industry more generally, we believe that the Dodd-Frank Act and the regulations promulgated thereunder will impose additional administrative burdens that will obligate us to incur additional costs.
Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could, among other things, subject us to additional costs and lower revenues, limit the types of financial services and products we may offer, increase the ability of non-banks to offer competing financial services and products, and require a significant amount of management's time and attention. Failure to comply with statutes, regulations or policies could result in sanctions by regulatory agencies, civil money penalties or reputation damage, any of which could materially and adversely affect us.
Banking regulators have broad enforcement power, but regulations are meant to protect depositors and not investors.
We are subject to supervision by several governmental regulatory agencies. The regulators' interpretation and application of relevant regulations are beyond our control, may change rapidly and unpredictably, and can be expected to influence our earnings and growth. In addition, if we do not comply with regulations that are applicable to us, we could be subject to regulatory penalties, which could have an adverse effect on our business, financial condition and results of operations. All such government regulations may limit our growth and the return to our investors by restricting activities such as the payment of dividends, mergers with, or acquisitions by, other institutions, investments, loans and interest rates, interest rates paid on deposits and the use of brokered deposits. Although these regulations impose costs on us, they are intended to protect depositors. The regulations to which we are subject may not always be in the best interests of investors.
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

XENITH BANKSHARES, INC.

In addition, as a public company, we are subject to securities laws and standards imposed by the Sarbanes-Oxley Act of 2002. Because we are a relatively small company, the costs of compliance are disproportionate compared with much larger organizations. Continued growth of legal and regulatory compliance mandates could adversely affect our expenses, future results of operations and the market price of our common stock. In addition, the government and regulatory authorities have the power to impose rules or other requirements, including requirements that we are unable to anticipate, that could have an adverse impact on our results of operations and the market price of our common stock.
Commercial real estate lending guidance issued by the federal banking regulators could impact our operations and capital requirements.
The Federal Reserve, OCC and FDIC, along with the other federal banking regulators, issued guidance entitled "Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices" directed at financial institutions that have particularly high concentrations of CRE loans within their loan portfolios. This guidance suggests that institutions whose CRE loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in CRE lending. These agencies jointly issued a "Statement on Prudent Risk Management for Commercial Real Estate Lending" on December 2016 to remind banks of the need to engage in risk management practices for CRE lending. Based on our CRE loan concentration as of December 31, 2016, we are not subject to additional supervisory analysis but could be in the future, and we believe our credit administration policies to be consistent with the recently published policy statement. Our management has implemented controls to monitor our CRE lending and will continue to enhance and monitor those controls, but we cannot predict the extent to which this guidance may impact our future operations or capital requirements. Also, any risk management practices that we implement may not be effective to prevent losses in our loan portfolio, including our commercial real estate portfolio.
Our ability to maintain regulatory capital levels and adequate sources of funding and liquidity may be adversely affected by market conditions, concentration of customer deposits within certain businesses and industries, and changes in capital requirements made by our regulators.
We are required to maintain certain capital levels sufficient to maintain capital ratios that classify the Bank as "well capitalized" in accordance with banking regulations. We must also seek to maintain adequate funding sources in the normal course of business to support our lending and investment operations and repay our outstanding liabilities as they become due. Our ability to maintain regulatory capital levels, available sources of funding and sufficient liquidity could be impacted by the concentration of customer deposits within certain businesses and industries and deteriorating economic and market conditions.
Our failure to meet any applicable regulatory guideline related to our lending activities or any capital requirement otherwise imposed upon us or to satisfy any other regulatory requirement could subject us to certain activity restrictions or to a variety of enforcement remedies available to the regulatory authorities, including limitations on our ability to pay dividends or pursue acquisitions, the issuance by regulatory authorities of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.
In determining the adequacy of our capital levels, we use risk-based capital ratios established by regulations. The Basel III Rules increase capital ratios for all banking organizations and introduce a "capital conservation buffer," which is in addition to each capital ratio. If a banking organization dips into its capital conservation buffer, it would be subject to limitations on certain activities including payment of dividends, share repurchases and discretionary bonuses to executive officers. Although we currently cannot predict the specific impact and long-term effects that the Basel III Rules will have on us and the banking industry more generally, we will be required to maintain higher regulatory capital levels, which could impact our operations, net income and ability to grow. Furthermore, our failure to comply with the minimum capital requirements could result in our regulators taking formal or informal actions against us, which could restrict our future growth or operations.
We may not be able to access funding sufficient to support our growth.
Our business strategies are based on access to funding from local customer deposits, such as checking and savings accounts and certificates of deposits. Deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. If our deposit levels fall, we could lose a relatively low cost source of funding, and our costs would increase from alternative funding. If local customer deposits are not sufficient to fund our growth, we will look to outside sources such as borrowings from the Federal Home Loan Bank of Atlanta ("FHLB"), which is a secured funding source. Our ability to access borrowings from the FHLB will be dependent upon whether and the extent to which we can provide collateral. We may also look to federal funds purchased and

XENITH BANKSHARES, INC.

brokered deposits as discussed below under "Our use of brokered deposits may be limited or discouraged by bank regulators, which could adversely impact our liquidity" or seek to raise funds through the issuance of shares of our common stock or other equity or equity-related securities or the incurrence of debt as additional sources of liquidity. If we are unable to access funding sufficient to support our growth or are only able to access such funding on unattractive terms, we may not be able to implement our business strategies.
We rely substantially on deposits made by our customers in our target markets, which can be materially and adversely affected by local and general economic conditions.
As of December 31, 2016, $1.7 billion, or 66.2%, of our total deposits, consisted of noninterest-bearing demand accounts and interest-bearing savings, money market and demand accounts. The $870.1 million remaining balance of deposits includes time deposits, of which approximately $623.2 million, or 24.2% of our total deposits, are due to mature within one year.
Our ability to attract and maintain deposits, as well as our cost of funds, has been and will continue to be significantly affected by rates offered by competitors, alternative investment opportunities, monetary policy and general economic conditions. Competition impacts interest rates paid to attract deposits as well as fees charged on deposit products. In addition to the competitive pressures from other depository institutions, we face heightened competition from non-depository financial products such as securities, other alternative investments and technology-based savings vehicles. Furthermore, technology and other market changes have made it more convenient for bank customers to transfer funds for investing purposes. We have significant deposits from certain customers that are in excess of the FDIC insurance amounts. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with the Bank is fully insured or may place them in other financial institutions that they perceive as being more secure. The loss of customers that maintain significant deposits with the Bank could have an adverse effect on this critical funding source. If we fail to attract new deposits or maintain existing deposits or are forced to increase interest rates paid to customers to attract and maintain deposits, our net interest income would be negatively impacted and we could be materially and adversely affected.
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
Our use of brokered deposits may be limited or discouraged by bank regulators, which could adversely impact our liquidity.
Depositors that invest in brokered deposits are generally interest-rate sensitive and well informed about alternative markets and investments. Consequently, these types of deposits may not provide the same stability to a bank's deposit base as traditional local retail deposit relationships. Our liquidity may be negatively affected if that funding source experiences supply difficulties due to loss of investor confidence or a flight to other investments. Regulatory developments with respect to wholesale funding, including increased FDIC insurance costs for, or limits on the use of these deposits, may further limit the availability of that alternative. In light of regulatory pressure, there may be a cost premium for locally generated certificates of deposit as compared to brokered deposits, which may increase our cost of funding. As of December 31, 2016, $133.7 million, or 5.2% of our deposits, were brokered deposits.
We may not be able to raise additional capital on terms favorable to us or at all.
We may need additional capital to support our business, expand our operations, or maintain our minimum capital requirements; however, we may not be able to raise additional funds through the issuance of shares of our common stock or other equity or equity related securities or in an acquisition or a merger. Furthermore, the significant amount of our common stock that our institutional investors own may discourage other potential investors from acquiring newly-issued shares of our common stock or other equity or equity related securities.
We may not be able to maintain sufficient liquidity to meet the cash flow requirements of our depositors and other creditors.
Our liquidity is used to make loans and investments and to repay liabilities (including deposits), as they become due or are demanded by depositors and other creditors. Our main source of liquidity is customer deposits. As a part of our liquidity management, we use a number of funding sources in addition to core deposits and repayments and maturities of loans and investments. Potential alternative sources of liquidity include federal funds purchased and investment securities sold under

XENITH BANKSHARES, INC.

repurchase agreements, as well as the sale of loans, securities (to the extent not pledged as collateral) or other assets, the utilization of available government and regulatory assistance programs, brokered deposits, borrowings from the FHLB, borrowings through the Federal Reserve Bank's ("FRB") discount window, borrowings from other banks, and the issuance of debt and equity securities. Without sufficient liquidity from these potential sources, we may not be able to meet the cash flow requirements of our depositors and other creditors, or to operate and grow our business.
As we continue to grow, we may become more dependent on wholesale funding sources, which may include FHLB borrowings and brokered deposits. As of December 31, 2016, the Bank had $172.0 million of FHLB borrowings and $133.7 million of brokered deposits outstanding. If we are required to rely more heavily on wholesale funding sources to support our operations or growth in the future and such funding is expensive at such time, our revenues may not increase proportionately to cover our costs. In that case, our net interest income would be reduced, and we could be materially and adversely affected.
We may become subject to significant liabilities in the event the Bank forecloses upon, or takes title to, real property.
When underwriting a CRE or RRE loan, we will generally take a lien on the real property and, in some instances upon a default by the borrower, we may foreclose upon and take title to the property, which may lead to potential financial risk for us under applicable environmental laws. We may also take over the management of commercial properties whose owners have defaulted on loans. We may also own and lease premises where branches and other facilities are located. While we have lending, foreclosure and facilities guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that the Bank may own, manage or occupy. We face the risk that environmental laws could force us to clean up the properties at our expense. It may cost much more to remediate a property than the property is worth. We could also be liable for pollution generated by a borrower's operations, if the Bank takes a role in managing those operations after a default. Many environmental laws impose liability, regardless of whether we knew of, or were responsible for, any contamination that existed or exists for the property. The Bank may also find it difficult or impossible to sell contaminated properties. These costs could be significant and could materially and adversely affect our net income.
The disposition processes related to our nonperforming assets could result in losses in the future that would materially and adversely affect us.
We may incur additional losses relating to nonperforming loans and other real estate owned and repossessed assets and such losses could be material. When we acquire title to collateral in foreclosures and similar proceedings, we are required by accounting rules to mark such collateral to the then fair market value, less costs of disposal, which could result in a loss. Nonperforming assets adversely affect net income in various ways. While we pay interest expense to fund nonperforming assets, no interest income is recorded on nonaccrual loans or other real estate owned, thereby adversely affecting income and returns on assets and equity. Additionally, we incur loan administration costs and the costs of maintaining properties carried as other real estate owned. Nonperforming loans and other real estate owned also increase our risk profile, and increases in the level of nonperforming loans and other real estate owned could impact our regulators' view of appropriate capital levels in light of such risks.
While we seek to manage our problem assets through loan sales, workouts, restructurings, foreclosures and otherwise, decreases in the value of these assets, or in the underlying collateral, or in these borrowers' results of operations, liquidity or financial condition, whether or not due to economic and market conditions beyond our or their control, could materially and adversely affect us. In addition, the resolution of nonperforming assets requires significant amount of management's time and attention, diverting their time from other business, which could be detrimental to the performance of their other responsibilities on our behalf.
Given the geographic concentration of our operations, we could be significantly affected by any natural or man-made disaster that affects Virginia and surrounding areas.
Our operations are concentrated in, and our loan portfolio consists almost entirely of, loans to persons and businesses located in and around Virginia, including Maryland and North Carolina. The collateral for many of our loans consists of real and personal property located in areas susceptible to hurricanes and other natural disasters, as well as man-made disasters that can cause extensive damage to the general region. Disaster conditions that hit in our target markets would adversely affect the local economies and real estate markets. Adverse economic conditions resulting from such a disaster could negatively affect the ability of our customers to repay their loans and could reduce the value of the collateral securing these loans. Furthermore, damage resulting from any natural or man-made disaster could also result in continued economic uncertainty that could negatively impact

XENITH BANKSHARES, INC.

businesses in those areas. As a result, we could be materially and adversely affected by any natural or man-made disaster that affects our target markets.
Our success is largely dependent on attracting and retaining key management team members, and the loss of such persons could negatively affect our ability to execute our business strategies.
We are a customer focused and relationship driven organization. Future growth is expected to be driven in large part by the relationships maintained with customers. While we have assembled an experienced and talented senior management team, maintaining this team, while at the same time developing other managers and/or attracting new talent in order that management succession can be achieved, is not assured. The unexpected loss of key employees could have a material adverse effect on our business and our ability to execute our strategic plan, and may result in lower revenues or reduced earnings.
Our business is dependent on technology and an inability to invest in technological improvements or obtain reliable technological support may materially and adversely affect us.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology driven services and products. In addition to better serve our customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our ability to grow and compete will depend in part upon our ability to address the needs of customers by using technology to provide services and products that will satisfy their operational needs, while managing the costs of expanding our technology infrastructure. Many competitors have substantially greater resources to invest in technological improvements and third-party support. For the foreseeable future, we expect to rely on third-party service providers for our core technology systems and on other third parties for technical support and related services. If we are unable to implement and market new technology driven services and products successfully, or if those services and products become unreliable or fail, our customer relationships and operations could be adversely affected, which could materially and adversely affect us.
System failure or breaches, including "hacking," "cyber fraud" or "identity theft," of our network security could lead to increased operating costs, as well as litigation and other liabilities.
The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues, including "hacking," "cyber fraud" and "identity theft." Our operations are dependent in part upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure, or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by our customers and us, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, damage our reputation, and inhibit current and potential customers from our Internet banking services. Each year, we incur expenses to add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing. We maintain insurance coverage for certain types of cybersecurity incidents, but there can be no assurance that coverage will exist or be adequate to cover potential losses. A security breach could also subject us to additional regulatory scrutiny and expose us to civil litigation and possible financial liability.
In February 2013, an executive order, Improving Critical Infrastructure Cybersecurity (the "Executive Order"), was released that is focused primarily on government actions to support critical infrastructure owners and operators in protecting their systems and networks from cyber threats. The Executive Order requires the development of risk-based cybersecurity standards, methodologies, procedures and processes, a so-called "Cybersecurity Framework," that can be used voluntarily by critical infrastructure companies to address cyber risks. The Executive Order also steers certain private sector companies to comply voluntarily with the Cybersecurity Framework. In response to the Executive Order, the FFIEC has published cybersecurity guidance, along with observations from recent cybersecurity assessments. These assessments were conducted with the goal of identifying gaps in the regulators' examination procedures and training that can be used to strengthen the oversight of cybersecurity readiness. If, as a result of the Executive Order, or otherwise, our regulators were to recommend guidance that required us to further implement cyber security infrastructure, we could incur additional costs.
BankCap Partners is a bank holding company that is deemed to be a multi-bank holding company and the Bank may be obligated to provide financial assistance to any other financial institution as to which BankCap Partners is deemed to be a bank holding company.

XENITH BANKSHARES, INC.

Under the Federal Reserve guidelines, a bank holding company must serve as a "source of strength" for each bank in which it holds a controlling equity interest. Currently, BankCap Partners is deemed to be a bank holding company for the Bank and Atlantic Capital Bank, and CapGen is deemed to be a bank holding company for the Bank. The position of BankCap Partners as a source of strength for Atlantic Capital Bank may limit its ability to serve as a source of strength to the Bank and could adversely affect the Bank's ability to access resources of BankCap Partners. Federal bank regulatory agencies have additional discretion to require a bank holding company to divest itself of any bank or non-bank subsidiary, if the agency determines that divestiture may aid the depository institution's financial condition.
In addition, the Bank may be required to indemnify, or cross-guarantee, the FDIC against losses the FDIC incurs with respect to any other bank controlled by BankCap Partners. Also, FDICIA requires that an insured depository institution shall be liable for the loss incurred or anticipated to be incurred by the FDIC arising from the default of a commonly controlled insured depository institution or any assistance provided by the FDIC to any commonly controlled insured depository institution in danger of default. Accordingly, the Bank may be obligated to provide financial assistance to Atlantic Capital Bank, the other bank for which BankCap Partners is deemed to be a bank holding company. Any financial assistance that the Bank is required to provide would reduce our capital and could materially and adversely affect us.
If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, current and potential shareholders may lose confidence in our financial reporting and disclosures and could subject us to regulatory scrutiny.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we are required to include in our Annual Reports on Form 10-K our management's assessment of the effectiveness of our internal control over financial reporting. While our management's assessment included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 did not identify any material weaknesses, we cannot guarantee that we will not have any material weaknesses identified by our management or our independent registered public accounting firm in the future.
Compliance with the requirements of Section 404 is expensive and time-consuming. If, in the future, we fail to comply with these requirements in a timely manner, or if our management or independent registered public accounting firm expresses a qualified or otherwise negative opinion on the effectiveness of our internal control over financial reporting, we could be subject to regulatory scrutiny and a loss of confidence in our internal control over financial reporting. In addition, any failure to maintain an effective system of disclosure controls and procedures could cause our current and potential shareholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could materially and adversely affect us.
The accuracy of our financial statements and related disclosures could be affected if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies.
The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which we summarize in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Critical Accounting Policies," describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider "critical" because they require judgments, assumptions and estimates about the future that materially impact our consolidated financial statements and related disclosures. For example, material estimates that are particularly susceptible to significant change relate to the determination of our allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of our deferred tax assets and the application of acquisition accounting principles relating to acquisitions. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events could have a material impact on the accuracy of our consolidated financial statements and related disclosures, and ultimately negatively affect our net income.
The market value of our investments may decline, which could cause a decline in our shareholders' equity and negatively affect our results of operations.
We have designated a portion of our investment portfolio as securities available for sale pursuant to applicable accounting standards relating to accounting for investments. These standards require that unrealized gains and losses in the estimated fair value of the available-for-sale investment securities portfolio be reflected as a separate item in shareholders' equity, net of tax, as AOCI. As of December 31, 2016, we had $317.4 million, or 9.7% of our total assets, in securities available for sale at fair value. Shareholders' equity reflects the unrealized gains and losses, net of tax, of these investments. Management believes that several

XENITH BANKSHARES, INC.

factors will affect the market values of our investment securities portfolio. These include changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation, the slope of the interest rate yield curve (i.e., the differences between shorter-term and longer-term interest rates), and reduced investor demand. The decline in the market value of our available-for-sale investment securities portfolio results in a corresponding decline in shareholders' equity. Lower market values for our available-for-sale and held-to-maturity securities may result in recognition of an other-than-temporary impairment charge to our net income, thus also reducing our shareholders' equity.
We do not pay dividends on our common stock currently and do not intend to do pay dividends for the foreseeable future.
We suspended the payment of dividends since the third quarter of 2009 and we do not intend to pay any dividends in the foreseeable future. We are limited in the amount of dividends that we may pay to our shareholders pursuant to state and federal laws and regulations. See Part I, Item 1 - Our Business under the caption "Supervision and Regulation - Payment of Cash Dividends."
In 2015, Legacy Xenith issued and sold 6.75% subordinated notes due 2025 (the "Subordinated Notes") in the amount of $8.5 million, which we assumed in the Merger. The terms of the Subordinated Notes restrict us from paying any dividends while an event of default exists and from paying cash dividends if certain regulatory capital ratios are below prescribed levels. Any future financing arrangements that we enter into may also limit our ability to pay dividends to our shareholders. Accordingly, we may never legally be able to pay dividends to shareholders of our common stock. Further, even if we have earnings and available cash in an amount sufficient to pay dividends to shareholders of our common stock, our board of directors, in its sole discretion, may decide to retain them and therefore not pay dividends in the future.
Our institutional investors own a significant number of shares of our common stock, which will enable them to influence the vote on all matters submitted to a vote of our shareholders.
As of December 31, 2016, CapGen beneficially owned 5,107,514 shares of our common stock, Carlyle beneficially owned 4,239,858 shares of our common stock, Anchorage beneficially owned 4,239,858 shares of our common stock, and BankCap Partners beneficially owned 1,615,460 shares of our common stock (including warrants to purchase 172,260 shares of our common stock at an exercise price of $26.20 per share, all of which warrants are currently exercisable), representing a total of 65.7% beneficial ownership of the outstanding shares of our common stock.
In addition, under the terms of our agreements with Carlyle, Anchorage and CapGen, our board of directors must include a director designated by each of Carlyle, Anchorage and CapGen. Under the terms of our agreement with BankCap Partners and certain shareholders, we have agreed to take such actions as are necessary to nominate for election, and BankCap Partners and the holders have agreed to take such actions as are necessary to elect and to vote their shares of our common stock in favor of one individual designated by BankCap Partners at our 2016 annual meeting of shareholders, at our 2017 annual meeting of shareholders, and at any other meeting of our shareholders held prior to the 2018 annual meeting of shareholders at which the shareholders will be voting on the election of directors.
James F. Burr, a managing director in the Global Financial Services Group of Carlyle, is the current designee of Carlyle; Edward Grebow is the current designee of Anchorage; Robert F. Goldstein, founding principal in CapGen Capital Advisers LLC, is the current designee of CapGen; and Scott A. Reed, a principal of BankCap Partners, is the current designee of BankCap Partners.
Accordingly, our institutional investors, through their beneficial ownership of our common stock and board rights, will be able to participate in matters that come before our board of directors and influence the vote on all matters submitted to a vote of our shareholders, including the election of directors, amendments to our Amended and Restated Articles of Incorporation, as amended (our "Articles of Incorporation"), our By Laws, as amended (our "Bylaws"), mergers or other business combination transactions, and certain sales of assets outside the usual and regular course of business. The interests of our institutional investors may not coincide with the interests of our other shareholders, and our institutional investors could take actions that advance their own interests to the detriment of our other shareholders.
Sales, or the perception that sales could occur, of large amounts of our common stock by our institutional investors may depress our stock price.
The market price of our common stock could drop if our existing institutional investors decide to sell their shares. As of December 31, 2016, Anchorage, CapGen, Carlyle and BankCap Partners owned 18.3%, 22.1%, 18.3% and 6.9%, respectively, of the outstanding shares of our common stock. Pursuant to the various agreements that we have entered into with Anchorage, CapGen and Carlyle, we have an effective registration statement covering the resale of shares of our common stock by each of

XENITH BANKSHARES, INC.

these shareholders. These shareholders could utilize this registration statement to resell the shares of our common stock that they currently hold. If any of these shareholders sell large amounts of our common stock, or other investors perceive such sales to be imminent, the market price of our common stock could drop significantly.
Certain provisions of Virginia law and our Articles of Incorporation and our Bylaws could make it more difficult for our shareholders to remove our board of directors and management and also could have the effect of discouraging, delaying or preventing a change of control transaction.
Certain provisions of Virginia law, the state in which we are incorporated, and our Articles of Incorporation and Bylaws could make it more difficult for our shareholders to remove our board of directors and management and also could have the effect of discouraging, delaying or preventing a change of control transaction that could otherwise provide our shareholders with the opportunity to realize a premium over the then prevailing market price of our common stock or otherwise be in the best interests of our shareholders. These provisions include:

•
a provision allowing our board of directors to issue preferred stock with rights senior to those of the common stock without any vote or action by the holders of common stock or that could otherwise adversely affect the rights and powers, including voting rights, of the holders of common stock;

•
subject to certain exceptions, the application of the Virginia Affiliated Transactions Statute prohibiting us from entering into a business combination with the beneficial owner of 10% or more of our outstanding voting stock for a period of three years after the 10% or greater owner first reached that level of stock ownership;

•	a provision that allows us to amend or eliminate a Bylaw provision opting out of the application of the Virginia Control Share Acquisitions Statute without shareholder approval;

•	a provision allowing the removal of directors only for cause;

•	the requirement that shareholders provide advance notice when nominating directors; and

•
the inability of shareholders to convene a special shareholders' meeting without the chairman of the board, the president, the chief executive officer or a majority of the board of directors calling the meeting and to consider matters outside the scope of the business specified in the notice for such meeting.

XENITH BANKSHARES, INC.

Item 1B - Unresolved Staff Comments
None

XENITH BANKSHARES, INC.

Item 2 - Properties
The following table summarizes certain information about our headquarters and the locations of our branch and administrative offices as of December 31, 2016. We believe that all of our properties are maintained in good operating condition and are suitable and adequate for our operational needs. We also believe adequate properties are available for lease when our existing leases terminate.

City, State	Address	Lease/Own
Cape Charles, VA	22468 Lankford Highway (1)	Own
Chesapeake, VA	201 Volvo Parkway (1)	Own
Chesapeake, VA	852 N George Washington Highway (1)	Own
Chesapeake, VA	712 Liberty Street (1)	Own
Chesapeake, VA	4108 Portsmouth Boulevard (1)	Own
Chesapeake, VA	239 South Battlefield Boulevard (1)	Own
Chesapeake, VA	1500 Mount Pleasant Road (1)	Lease Land/Own Building
Chesapeake, VA	204 Carmichael Way (2)	Own
Chincoteague, VA	6350 Maddox Boulevard (1)	Own
Edenton, NC	322 South Broad Street (1)	Own
Elizabeth City, NC	112 Corporate Drive (2)	Own
Elizabeth City, NC	1145 North Road Street (1)	Lease Land/Own Building
Elizabeth City, NC	1404 West Ehringhaus Street (1)	Own
Emporia, VA	100 Dominion Drive (1)	Own
Exmore, VA	4071 Lankford Highway (1)	Own
Gloucester, VA	6720 Sutton Road (1)	Own
Gloucester Point, VA	1553 George Washington Memorial Highway (1)	Own
Herndon, VA	2325 Dulles Corner Boulevard (1)	Lease
Kitty Hawk, NC	5406 North Croatan Highway (1)	Lease Land/Own Building
Linthicum, MD	785 Elkridge Landing Road, Suite 160 (3)	Sub-Lease
Moyock, NC	100 Moyock Commons Drive (1)	Own
Norfolk, VA	539 West 21st Street (1)	Lease
Norfolk, VA	4037 East Little Creek Road (1)	Lease
Norfolk, VA	999 Waterside Drive, Suite 101(1)	Lease
Ocean City, MD	9748 Steven Decatur Highway (1)	Lease
Onley, VA	25253 Lankford Highway (1)	Lease Land/Own Building
Onley, VA	25262 Lankford Highway (3)	Lease
Plymouth, NC	433 US Highway 64 East (1)	Own
Pocomoke City, MD	103 Pocomoke Marketplace (1)	Lease
Raleigh, NC	2235 Gateway Access Point (1)	Own
Richmond, VA	5300 Patterson Avenue (1)	Own
Richmond, VA	8209 West Broad Street (1)	Own
Richmond, VA	12090 West Broad Street (1)	Own
Richmond, VA	901 E. Cary Street, Suite 1700 (1)(2)(4)	Lease
Richmond, VA	1011 Boulder Springs Drive, Suite 400 (1)(2)	Lease
Salisbury, MD	1503 South Salisbury Boulevard (1)	Own
Suffolk, VA	2825 Godwin Boulevard (1)	Own
Suffolk, VA	3535 Bridge Road (1)	Own
Suffolk, VA	1000 North Main Street (1)	Lease
Suffolk, VA	100 Bosley Avenue (1)	Own

XENITH BANKSHARES, INC.

Virginia Beach, VA	5472 Indian River Road (1)	Own
Virginia Beach, VA	1580 Laskin Road (1)	Lease Land/Own Building
Virginia Beach, VA	641 Lynnhaven Parkway (1)(2)	Own
Virginia Beach, VA	2098 Princess Anne Road (1)	Lease Land/Own Building
Virginia Beach, VA	3001 Shore Drive (1)	Lease
Virginia Beach, VA	281 Independence Boulevard (1)	Lease

(1) Banking services
(2) Operations center
(3) Loan production office
(4) Headquarters

XENITH BANKSHARES, INC.

Item 3 - Legal Proceedings
In the ordinary course of operations, we are party to legal proceedings. Based upon information currently available, management believes that any such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

XENITH BANKSHARES, INC.

Item 4 - Mine Safety Disclosures
None

XENITH BANKSHARES, INC.

PART II

Item 5 - Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities
Market Information
Our common stock trades on The NASDAQ Global Select Market under the symbol "XBKS." As of March 2, 2017, we had 23,136,374 shares of common stock issued and outstanding and approximately 2,592 record holders. The following table sets forth the high and low sales price for our common stock on The NASDAQ Global Select Market during the periods indicated. Per share prices have been adjusted for the 1-for-10 Reverse Stock Split that occurred on December 13, 2016.

	2016		2015
Quarter	High	Low	High	Low
First	$19.70	$15.50	$19.80	$15.80
Second	18.60	16.70	21.00	17.50
Third	26.60	17.50	25.40	17.10
Fourth	30.13	21.70	20.50	17.80

Dividend Policy
On July 30, 2009, our board of directors voted to suspend the quarterly dividend on our common stock in order to preserve capital and liquidity and we do not intend to pay any dividends in the foreseeable future. We are limited in the amount of dividends that we may pay to our shareholders pursuant to state and federal laws and regulations. See Part I, Item 1 - Our Business under the caption "Supervision and Regulation - Payment of Cash Dividends."
The terms of the Subordinated Notes that we assumed from Legacy Xenith in the Merger restrict us from paying any dividends while an event of default exists and from paying cash dividends if certain regulatory capital ratios are below prescribed levels.
In addition, any future financing arrangements that we enter into may also limit our ability to pay dividends to our shareholders. Accordingly, we may never legally be able to pay dividends to our shareholders. Further, even if we have earnings and available cash in an amount sufficient to pay dividends to our shareholders, our board of directors, in its sole discretion, may decide to retain them and therefore not pay dividends in the future.
Recent Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We announced an open ended program on August 13, 2003 by which management was authorized to repurchase an unlimited number of shares of our common stock in the open market and through privately negotiated transactions. During 2016, we did not purchase any shares of our common stock.

XENITH BANKSHARES, INC.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
The following is management's discussion and analysis of our consolidated financial condition, changes in financial condition, results of operations, liquidity, cash flows and capital resources. This discussion should be read in conjunction with the consolidated financial statements and the notes thereto included in Part II, Item 8 - Financial Statements and Supplementary Data below.
All dollar amounts included in the tables in this discussion and analysis are in thousands, except share data. Columns and rows of amounts presented in tables may not total due to rounding.
Forward-Looking Statements
Certain statements included in this Form 10-K are "forward-looking statements." All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our plans, objectives and goals, future events or results, our competitive strengths and business strategies, and the trends in our industry are forward-looking statements. The words "believe," "will," "may," "could," "estimate," "project," "predict," "continue," "anticipate," "intend," "should," "plan," "expect," "appear," "future," "likely," "probably," "suggest," "goal," "potential" and similar expressions, as they relate to us, are intended to identify forward-looking statements. Forward-looking statements made in this Form 10-K reflect beliefs, assumptions and expectations of future events or results, taking into account the information currently available to us. These beliefs, assumptions and expectations may change as a result of many possible events, circumstances or factors, not all of which are currently known to us. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed in, or implied by, our forward-looking statements. Accordingly, you should not place undue reliance on these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by our forward-looking statements include the risks outlined in Part I, Item 1A - Risk Factors. Except as required by applicable law or regulations, we do not undertake, and specifically disclaim any obligation, to update or revise any forward-looking statement.
Overview
We are a bank holding company for Xenith Bank, a commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, and retail banking clients. Xenith Bank's regional area of operations spans from Baltimore, Maryland, to Raleigh and eastern North Carolina, complementing our significant presence in greater Washington, D.C., greater Richmond, Virginia, and greater Hampton Roads, Virginia. Xenith Bank conducts its principal banking activities through 42 full-service branches and two loan production offices across these areas with its headquarters centrally located in Richmond, Virginia.
As of December 31, 2016, we had total assets of $3.3 billion, total loans, net of our allowance for loan losses, of $2.4 billion, total deposits of $2.6 billion and shareholders' equity of $463.6 million.
Our service and products consist primarily of taking deposits from, and making loans to, our target customers within our target markets. We provide a broad selection of commercial retail banking products, including C&I, construction, CRE, RRE and consumer loans, including marine finance floorplan and end-user loans for U.S. documented vessels through SPF. We offer a wide range of checking, savings and treasury products, including remote deposit capture, automated clearing house transactions, debit cards, 24-hour ATM access, Internet and mobile banking, and bill pay service. The Bank also has an investment in a Virginia title insurance agency that enables us to offer title insurance policies to real estate loan customers. We do not engage in any activities other than banking activities.
Merger with Legacy Xenith
Effective July 29, 2016, we completed the Merger with Legacy Xenith. At the effective time of the Merger, Legacy Xenith merged with and into us. Also at the effective time of the Merger, we changed our name from "Hampton Roads Bankshares, Inc." to "Xenith Bankshares, Inc." and changed our trading symbol to "XBKS."
Pursuant to the Merger Agreement, each holder of Legacy Xenith common stock, par value $1.00 per share, received 4.4 shares of our common stock for each share of Legacy Xenith common stock held immediately prior to the effective time of the Merger, with cash paid in lieu of fractional shares. Each outstanding share of our common stock remained outstanding and was unaffected by the Merger.

XENITH BANKSHARES, INC.

Pursuant to the Merger Agreement and immediately following the completion of the Merger, Legacy Xenith Bank merged with and into the Bank. In connection with the Bank Merger, the Bank changed its name from "The Bank of Hampton Roads" to "Xenith Bank."
In connection with the Merger, we incurred $16.7 million of Merger-related expenses, including legal, professional and printing services, systems conversion costs, retention and severance costs, and filing fees. Merger-related costs incurred by Legacy Xenith prior to the completion of the Merger are not included in our consolidated statements of income.
Information contained herein as of the period ended December 31, 2016 includes the balances of Legacy Xenith; information contained herein as of periods prior to December 31, 2016 does not include the balances of Legacy Xenith. Information for the year ended December 31, 2016 includes the operations of Legacy Xenith only for the period immediately following the effective date of the Merger (July 29, 2016) through December 31, 2016.
Disposition of Mortgage Banking Business
Through GBMI, a wholly-owned operating subsidiary, the Bank provided mortgage banking services, including the origination and processing of mortgage loans for sale into the secondary market. On September 16, 2016, the Bank entered into an asset purchase agreement to sell certain assets of GBMI, and to transition GBMI's operations, which include originating, closing, funding and selling first lien residential mortgage loans, to an unrelated party, which was completed on October 17, 2016. Our decision to exit the mortgage business was based on a number of factors, including the costs of regulatory compliance and the scale required to be competitive. In connection with the GBMI Sale, GBMI ceased taking new mortgage loan applications, and all applications with prospective borrowers that were in process as of the completion of the GBMI Sale were managed by GBMI through funding and sale to investors in the ordinary course of business. Management believes, after the discontinued operations have been fully transitioned to the purchaser and the remaining funded loans are sold, which was substantially complete as of December 31, 2016, there will be no material on-going obligations with respect to the mortgage banking business.
For purposes of this Form 10-K, including this Part II, Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition, the operations of GBMI have been reported as discontinued operations for all periods presented.
Reverse Stock Split
On December 7, 2016, we announced a reverse stock split of outstanding shares of our common stock at a ratio of 1-for-10, which had been previously approved by our shareholders. The Reverse Stock Split became effective on December 13, 2016. No fractional shares were issued in the Reverse Stock Split, rather shareholders of fractional shares received a cash payment based on the closing price of our common stock as of the date of the Reverse Stock Split. The par value of each share of our common stock remained unchanged at $0.01 per share and the number of authorized shares was not affected. References made to outstanding shares or per share amounts in this Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split, unless otherwise noted.
Certain Performance Measures
The primary source of our revenue is net interest, which represents the difference between interest and fees earned on interest-bearing assets, primarily from lending and investment activities, and interest expense on interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities, and our interest-bearing liabilities include deposits and borrowings. Noninterest income is derived primarily from service charges on deposit accounts and other banking services, gains or losses on the sale of investment securities, and earnings on bank-owned life insurance. Other significant factors that affect our net income are the provision for loan losses and noninterest expenses. Our largest noninterest expense is salaries and related employee benefits.

XENITH BANKSHARES, INC.

The following table presents selected financial performance measures for the dates stated. Return on average assets and return on average common equity include the release of valuation allowance on our deferred tax assets in both periods.

	Years Ended December 31,
	2016	2015
Net interest margin (1)	3.38%	3.29%
Return on average assets (2)	2.22%	4.64%
Return on average common equity (3)	15.98%	45.55%
Average common equity to average assets (4)	13.90%	10.18%
Efficiency ratio (5)	92%	101%
_______________________
(1) Net interest margin is net interest income (from continuing and discontinued operations) divided by average interest-earning assets. For the purposes of this calculation, tax-exempt interest income from tax-exempt municipal securities is computed on a taxable-equivalent yield basis. Average interest-earning assets are presented within the average balances, income and expenses, yields and rates tables below.

(2) Return on average assets is net income (from continuing and discontinued operations) divided by average total assets. Average total assets are presented within the average balances, income and expenses, yields and rates tables below.

(3) Return on average common equity is net income (from continuing and discontinued operations) divided by average total shareholders’ equity before non-controlling interest.
(4) Average equity to average assets is average total shareholders’ equity before non-controlling interest divided by average total assets. Average total assets are presented within the average balances, income and expenses, yields and rates tables below.

(5) Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income (continuing operations).
Industry Conditions
The national unemployment rate, seasonally adjusted and as published by the Bureau of Labor Statistics, for December 2016 was reported at 4.7%, a decline from 5.0% in December 2015. In the Fifth District of the Federal Reserve Bank (the "Fifth District"), which includes substantially all of our target markets, the December 2016 unemployment rate was 4.6%, down from 5.2% at the end of 2015. More specifically, the unemployment rate in Virginia in December 2016 was 4.1%, based on data published by the Fifth District. Additionally, as published by the Fifth District, in the twelve months ended December 31, 2016, most industry sectors in the Fifth District expanded.
The Federal Open Market Committee (the "FOMC") stated in a February 1, 2017 release that the labor market has continued to strengthen and that economic activity has continued to expand at a moderate pace. The FOMC indicated that job gains remained solid, and that household spending has continued to rise moderately, though business fixed investment has remained soft. The FOMC stated that measures of consumer and business sentiment have also improved. The FOMC said that while inflation increased in recent quarters, it is still below its 2% longer-run objective.
The FOMC maintained its view that the current 1/2% to 3/4% target range for the Federal Funds Rate remained appropriate given the expected labor market conditions and inflation. Further, the FOMC stated that it was closely monitoring global economic and financial developments.
Low interest rates and intense competition have put pressure on net interest margins of banks, including the Bank. Companies with which we compete are offering aggressive terms and may be loosening credit underwriting standards. We have seen a particularly sharp increase in competition in our target markets over the last several years, as new companies have entered our target markets. We expect this competition in our target markets to continue.
Outlook
In spite of industry and market conditions, we believe we are well positioned to effectively compete in our target markets due to (1) our team of skilled bankers, (2) our advantageous market locations in our target markets, (3) our variety of banking services and products, and (4) our experienced management team. We focus on developing long-term relationships with our target customers through a team of bankers with significant experience in our target markets.

XENITH BANKSHARES, INC.

Intense competition for quality loans, the prolonged low interest rate environment, and increased cost of regulation has put pressure on banks, including the Bank. We remain firm in applying our established credit underwriting practices, providing exceptional customer service, and offering competitive treasury services products, as well as continually monitoring our expenses. We may seek to acquire other financial institutions or branches or assets of those institutions. Although our principal acquisition focus will be to expand our presence in our target markets, we may also expand into new markets or related banking lines of business and related services and products. From time to time, we evaluate strategic combinations to determine what is in our best interest and long-term strategy. Our goal in making these decisions is to maximize shareholder value.
Critical Accounting Policies
Our accounting policies are fundamental to an understanding of our consolidated financial position and consolidated results of operations. We believe that our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. Our financial position and results of operations are affected by management's application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities and the amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or results of operations or both our consolidated financial position and results of operations. Our significant accounting policies are discussed further in Part II, Item 8 - Financial Statements and Supplementary Data, including the Notes thereto.
We consider a policy critical if (1) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate and (2) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. The following is a summary of our critical accounting policies that are highly dependent on estimates, assumptions and judgments.
Accounting for the Merger
The Merger was determined to be an acquisition of a business and accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, "Business Combinations," with the assets acquired and liabilities assumed pursuant to the business combination recorded at estimated fair values as of the effective date of the combination. The determination of fair values requires us to make estimates about future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to actual results that may differ materially from the estimates made. In accordance with the framework established by FASB ASC Topic 820, "Fair Value Measurements and Disclosure," we used a fair value hierarchy to prioritize the information used to form assumptions and estimates in determining these fair values. The balance sheet of Legacy Xenith as of the date of the Merger inclusive of fair value adjustments and the allocation of the consideration paid in the Merger, as well as the fair value hierarchies, are further discussed in Part II, Item 8 - Financial Statements and Supplementary Data, including the Notes thereto.
Loans
Our loans are carried at their unpaid principal amount outstanding net of unamortized fees and origination costs, partial charge-offs, if any, and in the case of acquired loans, unaccreted fair value or "purchase accounting" adjustments. Interest income is recorded as earned on an accrual basis. Generally, the accrual of interest income is discontinued when a loan is 90 days or greater past due as to principal or interest or when the collection of principal and/or interest is in doubt, which may occur in advance of the loan being past due 90 days. In the period loans are placed in nonaccrual status, interest receivable is reversed against interest income. Interest payments received thereafter are applied as a reduction of the principal balance until the loan is in compliance with its stated terms. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collection of principal and interest is no longer considered doubtful. The accrual of interest income may not be discontinued on loans past due 90 days or greater if the estimated net realizable value of collateral is sufficient to assure collection of both principal and interest and the loan is in the process of collection. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to the yield (interest income) over the life of the related loan. In those instances when a loan prepays, the unamortized remaining deferred fees or costs are recognized upon prepayment as interest income. We maintain an allowance for possible loan losses.
A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. The major sources for identification of loans to be evaluated for impairment include past due and nonaccrual reports, internally generated lists of certain risk ratings, periodic watch-list meetings and loan review. Impaired loans,

XENITH BANKSHARES, INC.

unless collateral dependent, are measured at the present value of their expected future cash flows by discounting those cash flows at the loan's contractual interest rate or at the loan's observable market price. For collateral dependent impaired loans, impairment is measured based upon the estimated fair value of the underlying collateral less disposal costs. The majority of our impaired loans are collateral dependent. Our policy is to charge-off the portion of impaired loans deemed uncollectible at the time of foreclosure, repossession or liquidation, or at such time any portion of the loan is deemed to be uncollectible. Once a loan is considered impaired, it continues to be considered impaired until the collection of all contractual interest and principal is considered probable or the portion of the balance deemed uncollectible is charged off.
A restructured or modified loan results in a troubled debt restructuring ("TDR") when a borrower is experiencing financial difficulty and we grant a concession. TDRs are included in impaired loans and can be in accrual or nonaccrual status. Those in nonaccrual status are returned to accrual status after a period (generally at least six months) of performance under which the borrower demonstrates the ability and willingness to repay the loan.
We initially record loans acquired pursuant to a business combination at estimated fair value as of the date of acquisition; therefore, any related allowance for loan losses is not carried over or established at acquisition. The difference between contractually required amounts receivable and the acquisition date fair value of loans that are not deemed credit-impaired at acquisition is accreted (recognized) into income over the life of the loan either on a level yield or interest method. Any change in credit quality subsequent to acquisition for these loans is reflected in the allowance for loan losses at such time the remaining discount for the acquired loans is inadequate to cover the allowance needs of these loans.
Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that all contractually required principal and interest payments will not be collected are accounted for under FASB ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). A portion of the loans acquired in the Merger were deemed by management to be purchased credit-impaired loans qualifying for accounting under ASC 310-30.
In applying ASC 310-30 to acquired loans, we must estimate the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including default rates, the amount and timing of prepayments, and the liquidation value and timing of underlying collateral, in addition to other factors. ASC 310-30 allows the purchaser to estimate cash flows on purchased credit-impaired loans on a loan-by-loan basis or aggregate credit-impaired loans into one or more pools, if the loans have common risk characteristics. We have estimated cash flows expected to be collected on a loan-by-loan basis.
For purchased credit-impaired loans, the excess of cash flows we expect to collect over the estimated acquisition date fair value is referred to as the accretable yield and is accreted into interest income over the period of expected cash flows from the loan, using the interest method. The difference between contractually required payments due and the cash flows expected to be collected at acquisition on an undiscounted basis is referred to as the nonaccretable difference.
ASC 310-30 requires periodic re-evaluation of expected cash flows for purchased credit-impaired loans subsequent to acquisition date. Decreases in the amount or timing of expected cash flows attributable to credit will generally result in an impairment charge to earnings such that the accretable yield remains unchanged. Increases in expected cash flows will result in an increase in the accretable yield, which is a reclassification from the nonaccretable difference. The new accretable yield is recognized in income over the remaining period of expected cash flows from the loan. We re-evaluate expected cash flows no less frequent than annually and generally on a quarterly basis.
Acquired loans for which we cannot predict the amount or timing of cash flows are accounted for under the cost recovery method, whereby principal and interest payments received reduce the carrying value of the loan until such amount has been received. Amounts received in excess of the carrying value are reported in interest income.
Allowance for Loan Losses
The purpose of the allowance for loan losses is to provide for potential losses in our loan portfolio. We consider numerous factors in determining the allowance for loan losses, including historical loan loss experience, the size and composition of the portfolio, directional and velocity of periodic change, and the estimated value of collateral and guarantees securing loans.
We regularly review our loan portfolio to determine whether adjustments are necessary to maintain an allowance for loan losses sufficient to absorb losses. Our review takes into consideration changes in the mix and volume of our loan portfolio, overall portfolio quality as represented by our risk grades, review of specific problem loans, and review of current economic conditions that may affect the borrower's ability to repay. Some of the factors used in the credit review process to identify potential problem

XENITH BANKSHARES, INC.

loans include past due reports, collateral valuations (primarily from third parties), cash flow analysis of borrowers, and risk ratings of loans. In addition to the review of credit quality through ongoing credit review processes, we perform a comprehensive allowance analysis for our loan portfolio at least quarterly.
Our allowance for loan losses consists of (1) a component of collective loan reserves recognized pursuant to FASB ASC Topic 450, "Contingencies," and (2) a component for individual loan impairment recognized pursuant to FASB ASC Topic 310, "Receivables". The specific component relates to loans that are determined to be impaired and are individually evaluated for allowance needs.
The general reserve component is based on groups of homogeneous loans, defined by Call Codes, to which a loss rate is applied based on historical loss experience and adjusted for qualitative factors where necessary. We also group our loan portfolio by risk grade as determined in our loan grading process. A weighted average historical loss rate is computed for each group of loans. The historical loss rate is based on a lookback period approximating an economic cycle and with higher weightings assigned to the more recent periods.
The sum of the historical loss rate and the adjustment factor, if applicable, for each group of loans multiplied by loan balances comprises the estimated annual loss. To adjust for risk levels, a loss allocation factor is estimated based on the segmented risk grade for the loan group and is indexed to a pass risk grade. Within our loss reserve model, the concept of "years to impairment" (also known as the "loss emergence period") is used. Years to impairment is defined by us as the average period of time from the point at which a potential loss is incurred (i,e., marked by a downgrade from a pass risk grade) to the point at which the loss is confirmed, through the identification of the loss (i.e., loan default, resulting in a specific reserve). In addition to the calculated loss emergence period, we acknowledge that some additional pre-emergence period likely exists but is unobservable; therefore, we add a pre-emergence period of one-quarter year to the calculated loss emergence period by loan type.
Our reserve also includes an unallocated qualitative component, which is maintained to cover uncertainties that could affect our estimate of probable losses and reflects the imprecision inherent in the underlying assumptions used for estimating specific and general losses in the portfolio. The unallocated qualitative component includes both external and internal factors. External factors include published data for the gross domestic product growth rate, interest rate levels as measured by the prime rate, changes in regional home price indices, and regional unemployment statistics. The internal factor is based on a self-assessment of our credit process, including loan approval authority changes, the number of extensions and interest only loans within the portfolio, the status of financial information from borrowers, loan type concentration, risk grade accuracy, adherence to loan growth forecasts, and asset quality metrics. The maximum unallocated qualitative reserve we may record is based upon the variance between our general reserves to total loans and the peak peer bank quarterly charge-off rates over the past ten years, which is intended to capture a full credit cycle. As our historical credit loss factors decline, resulting in lower general reserves, our unallocated qualitative reserve has increased relative to our total allowance. If losses increase in a future weak economic cycle, unallocated qualitative reserves would decline relative to our total allowance.
In evaluating loans accounted for under ASC 310-30, we periodically estimate the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including management's knowledge of the borrower's financial condition at the time of measurement, historical payment activity, and the estimated liquidation value of underlying collateral, in addition to other factors. Upon re-estimation of expected cash flows, any deterioration in the timing and/or amount of cash flows results in an impairment charge, which is reported as a provision for loan losses and included in the specific component of our allowance for loan losses. A subsequent improvement in the expected timing or amount of future cash flows for those loans could result in the reduction of our allowance for loan losses.
We have no allowance for loan losses on our acquired guaranteed student loan ("GSL") portfolio. In allocating the consideration paid in the Merger, we recorded a fair value adjustment for GSLs, which reduced the carrying amount in the portfolio to an amount that approximates the portion of the loans subject to federal guarantee.
Credit losses are an inherent part of our business, and although we believe the methodologies for determining the allowance for loan losses and the current level of the allowance are adequate, it is possible that there may be unidentified losses in the portfolio at any particular time that may become evident at a future date pursuant to additional internal analysis or regulatory comment.
Although we use various data and information sources to establish our allowance for loan losses, future adjustments to our allowance for loan losses may be necessary, if conditions, circumstances or events are substantially different from the assumptions used in making the assessments. To the extent possible, we use updated third-party appraisals to assist us in determining the estimated fair value of our collateral dependent impaired loans. While we believe our appraisal practices are

XENITH BANKSHARES, INC.

consistent with industry norms, there can be no assurance that the fair values we estimate in determining how much impairment (if any) to recognize on our collateral dependent impaired loan portfolio will be realized in an actual sale of the property to a third party. Our allowance for loan losses is an estimate based upon the data in hand at a particular time and that estimate involves some amount of judgment regarding that data. Additional provisions for such losses, if necessary, would negatively affect our earnings, even if our estimates are inaccurate by even a small amount. Such adjustments to original estimates are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.
In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions or reductions to the allowance for loan losses based on their judgments of information available to them at the time of their examination.
We believe that our allowance for loan losses is adequate. While management uses the best information available to make evaluations, future adjustments may be necessary if economic and other conditions differ substantially from the assumptions used.
Valuation of Other Real Estate Owned and Repossessed Assets
Other real estate owned and repossessed assets include assets acquired through, or in lieu of, loan foreclosure or other bank premises held for sale. These assets are held for sale and are initially recorded at estimated fair value less costs of disposal at the date of foreclosure, or in the case of bank premises the date the determination is made of the intent to sell. Subsequent to foreclosure, management periodically performs valuations, including obtaining updated appraisals and the review of other observable data, and, if required, a reserve is established to reflect the carrying value of the asset at the lower of the then existing carrying value or the fair value less costs of disposal.
Costs to bring a property to salable condition are capitalized up to the fair value of the property less disposal costs, while costs to maintain a property in salable condition are expensed as incurred. Losses on subsequent impairments and gains and losses upon disposition of other real estate owned and repossessed assets are recognized in noninterest expense on our consolidated statements of income. Revenue and expenses from operations of other real estate owned and repossessed assets are also included in our consolidated statements of income.
Property values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, government rules or policies, and natural disasters. While our policy is to obtain updated appraisals on a periodic basis, there are no assurances that we may be able to realize the amount indicated in the appraisal upon disposition of the underlying property.
Valuation of Deferred Taxes
Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, resulting in temporary differences. Deferred tax assets, including tax loss and credit carryforwards, and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax expense (benefit) represents the change during the period in the deferred tax assets and deferred tax liabilities.
Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2015, we had recorded a partial valuation allowance of $60.7 million on our net deferred tax assets of $152.8 million. Our determination of the amount of the partial valuation allowance was based on the portion of NOLs that we believed were not more likely than not of being realized due to our inability to generate sufficient taxable income in future years. In the third quarter of 2016, we released $60.0 million of valuation allowance, which was substantially all of the remaining valuation allowance on our net deferred tax asset. Our conclusion in the third quarter of 2016 was based on our expectation that we would generate taxable income in future years sufficient to absorb substantially all of our deferred tax assets. As of December 31, 2016, we have a valuation allowance of $780 thousand recorded against deferred tax assets related to state NOL carryforwards of Xenith Bankshares. Xenith Bankshares files a standalone tax return in the Commonwealth of Virginia, and it is not more likely than not that Xenith Bankshares will generate adequate taxable income to utilize these NOLs.
A schedule of estimated deferred taxes as of December 31, 2016 and a further discussion of the releases of the valuation allowance against our deferred tax assets is included in Part II, Item 8 - Financial Statements and Supplementary Data, including the Notes thereto.

XENITH BANKSHARES, INC.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the consideration paid over the fair value of the identifiable net assets acquired. Our goodwill, in the amount of $26.9 million, is the result of the allocation of the consideration paid in the Merger to the net identifiable assets acquired. Goodwill is tested at least annually for impairment and whenever events occur that the carrying amount of goodwill may not be recoverable. In performing the impairment test, we perform qualitative assessments based on macroeconomic conditions, industry changes, financial performance and other relevant information. If necessary, we perform a quantitative analysis to estimate the fair value of the reporting unit, which may include employing a number of valuation techniques such as market capitalization or discounted cash flows. If the fair value of the reporting unit is determined to be less than the reporting unit's carrying value of its equity, we would be required to allocate the fair value of the reporting unit to all of the assets and liabilities of the unit, with the excess of fair value over allocated net assets representing the fair value of the unit's goodwill. Impairment is measured as the amount, if any, by which the carrying value of the reporting unit's goodwill exceeds the estimated fair value of that goodwill. Management has concluded that none of our recorded goodwill was impaired as of December 31, 2016.
Other intangible assets, which represent acquired core deposit intangibles acquired in the Merger, are amortized over their estimated useful life on a straight-line basis. We have not identified any events or circumstances that would indicate impairment in the carrying amounts of other intangibles.
Overview of Financial Condition and Results of Operations
The following commentary provides information about the major components of our financial condition, results of operations, liquidity and capital resources. This discussion and analysis should be read in conjunction with the Part II, Item 8 - Financial Statements and Supplementary Data, including the Notes thereto.
The following is a summary of our financial condition as of December 31, 2016 and our financial performance for the year then ended.

•	Total assets increased $1.2 billion, or 58%, from December 31, 2015 to December 31, 2016. Assets of $1.1 billion were acquired in the Merger.

•	Gross loans increased $925.1 million, or 60%, from December 31, 2015 to December 31, 2016. Loans of $828.0 million were acquired in the Merger.

•
Deposits increased $866.8 million, or 51%, from December 31, 2015 to December 31, 2016. Deposits assumed in the Merger were $956.1 million. Excluding deposits assumed in the Merger, deposits decreased $89.3 million primarily due to the maturing of a substantial portion of our brokered deposits, which have been replaced, in part, with FHLB borrowings, which have increased $147.0 million.

•	Net interest income was $76.9 million for the year ended December 31, 2016, an increase of $16.0 million, or 26.2%, from the year ended December 31, 2015.

•
Net interest margin was 3.38% for the year ended December 31, 2016 compared to 3.29% for the year ended December 31, 2015. Net interest margin in the 2016 period includes accretion of acquired loan discounts, which is further discussed below. There was no accretion in 2015.

•
Noninterest income for the year ended December 31, 2016 was $11.1 million compared to $11.7 million for the year ended December 31, 2015. Noninterest income in 2015 included one-time loan monitoring fees related to the marine financing portfolio.

•
Noninterest expense for the year ended December 31, 2016 was $80.9 million compared to $73.6 million for the year ended December 31, 2015. Amounts in 2016 included Merger-related expenses of $16.7 million, while noninterest expenses in 2015 included one-time separation costs of $2.3 million paid to a former chief executive officer and higher impairments, net of gains, on other real estate owned and repossessed assets and other underutilized assets of $8.9 million.

•	Loss before income taxes from continuing operations was $4.2 million for the year ended December 31, 2016 compared to a loss before income taxes from continuing operations of $1.7 million in 2015.

XENITH BANKSHARES, INC.

•
Benefit for income taxes for the year ended December 31, 2016 reflected the release of $60.0 million of valuation allowance on our deferred tax asset, while the benefit for income taxes in 2015 reflected the release of $95.1 million of valuation allowance. As of December 31, 2016, we had released substantially all of the valuation allowance on our deferred tax asset.

•
As of December 31, 2016, the ratio of nonperforming assets to total assets was 1.15% compared to 2.32% as of December 31, 2015, the ratio of nonperforming loans to gross loans was 1.31% compared to 2.31% as of December 31, 2015, and the ratio of our allowance for loan losses to nonaccrual loans was 67.8% compared to 65.3% as of December 31, 2015. Other real estate owned and repossessed assets was reduced by $7.1 million from $12.4 million at December 31, 2015 to $5.3 million at December 31, 2016. Other real estate owned of $738 thousand was acquired in the Merger.

•	Regulatory capital ratios of Xenith Bankshares and the Bank were considered "well capitalized" under the risk-based capital standards as of December 31, 2016.
Results of Operations
For the year ended December 31, 2016, we reported net income attributable to Xenith Bankshares of $57.0 million compared to $93.0 million in net income for the year ended December 31, 2015. Net income from continuing operations was $55.5 million and $90.7 million for the years ended December 31, 2016 and 2015, respectively. Net income in both periods included the release of valuation allowance on our net deferred tax asset.
The following table presents our net income and earnings per share information, including from continuing and discontinued operations, for the periods stated:

	Years Ended December 31,
	2016	2015
Net Income:
Net income from continuing operations	$55,514	$90,737
Net income from discontinued operations	1,528	2,218
Net income attributable to Xenith Bankshares	$57,042	$92,955

Basic earnings per share:
Earnings per share from continuing operations	$2.82	$5.29
Earnings per share from discontinued operations	0.08	0.13
Earnings per share attributable to Xenith Bankshares	$2.90	$5.42

Diluted earnings per share:
Earnings per share from continuing operations	$2.81	$5.26
Earnings per share from discontinued operations	0.08	0.13
Earnings per share attributable to Xenith Bankshares	$2.89	$5.39
Net Interest Income and Net Interest Margin
For the year ended December 31, 2016, our net interest income was $76.9 million compared to $60.9 million for the year ended December 31, 2015. As presented in the table below, net interest margin increased 9 basis points to 3.38% for the year ended December 31, 2016 from 3.29% for the year ended December 31, 2015. Average interest-earning assets increased $422.8 million, while related interest income, on a tax-equivalent yield basis, increased $18.6 million for the year ended December 31, 2016 compared to the year ended 2015. Average interest-bearing liabilities increased $324.1 million, while related interest expense increased $2.6 million for the year ended December 31, 2016 compared to the year ended 2015. Yields on interest-earning assets increased 7 basis points to 4.05% for the year ended December 31, 2016 compared to the year ended 2015, and costs of interest-bearing liabilities decreased 1 basis point to 0.86% for 2016. Average assets and liabilities in the 2016 period included assets acquired and liabilities assumed in the Merger from the effective date of the Merger (July 29, 2016). Our asset yields were positively affected by accretion of loan discounts, which are further discussed below. Average interest-earning assets as a

XENITH BANKSHARES, INC.

percentage of total average assets were 89.4% and 93.4% for the years ended December 31, 2016 and 2015, respectively. The decline in the percentage of average interest-earning assets as a percentage of average total assets is primarily the result of the releases of the valuation allowance on our deferred tax assets, a noninterest-earning asset, which occurred on December 31, 2015 and September 30, 2016.
Our loans acquired in the Merger were discounted to estimated fair value (for credit and interest rates) as of the effective date of the Merger. A portion of the purchase accounting adjustments (discounts) to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans or the period of expected cash flows from the loans. Amounts received in excess of the carrying value of loans accounted for on cost recovery are also accreted into interest income at the time of recovery. Accretion of loan discounts was $2.9 million for the year ended December 31, 2016. There was no accretion in the year ended December 31, 2015. The amount of accretion recognized within a period is based on many factors, including, among other factors, loan prepayments and curtailments; therefore, amounts recognized are subject to volatility.
For the year ended December 31, 2015, net interest income was $60.3 million compared to $60.0 million (as presented in the table below) for the year ended December 31, 2014. As presented in the table below, net interest margin was 3.39% for the year ended December 31, 2015 compared to 3.28% for the year ended December 31, 2014. Average interest-earning assets increased $43.2 million, while related interest income increased $2.2 million for the year ended December 31, 2015 compared to the year ended 2014. Average interest-bearing liabilities decreased $23.8 million, while related interest expense decreased $635 thousand for the year ended December 31, 2015 compared to the year ended 2014. Yields on interest-earning assets were 3.98% for the year ended December 31, 2015 compared to 3.95% for the year ended 2014, and costs of interest-bearing liabilities were 0.87% and 0.82% for the years ended December 31, 2015 and 2014, respectively. Average interest-earning assets as a percentage of total average assets were 93.4% and 92.7% for the years ended December 31, 2015 and 2014, respectively.
The following table presents the effect of purchase accounting adjustments (accretion) on our net interest margin for the periods stated:

	Years Ended December 31,
	2016	2015
Net interest margin	3.38%	3.29%
Purchase accounting adjustments effect (1)	0.13%	—%
Net interest margin excluding the effect of purchase accounting adjustments	3.25%	3.29%
_______________________
(1) Purchase accounting adjustments for the year ended December 31, 2016 include accretion of discounts on acquired loans of $2.9 million. There was no accretion recorded in 2015.

XENITH BANKSHARES, INC.

The following tables present average interest-earning assets and liabilities, average yields earned on such assets and rates paid on such liabilities, net interest margin, and income and expense variances caused by changes in average balances and rates, as of and for the periods stated. Information in these tables includes continuing and discontinued operations of the Company.

	Average Balances, Income and Expenses, Yields and Rates As of and for the Years Ended December 31,
	2016			2015			2016 Compared to 2015
							Interest
		Interest	Average		Interest	Average	Income/	Variance
	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to (9)
	Balances (1)	Expense (2) (3) (4)	Rate	Balance	Expense (4)	Rate	Variance	Rate	Volume
Assets:
Loans (5)	$1,965,504	$85,998	4.38%	$1,565,821	$68,123	4.35%	$17,875	$390	$17,485
Investment securities	251,845	6,789	2.70%	233,259	6,267	2.69%	522	21	501
Overnight funds sold
and due from FRB	74,068	312	0.42%	73,389	157	0.21%	155	154	1
Interest-bearing deposits
in other banks	5,040	8	0.16%	1,230	1	0.08%	7	2	5
Total interest-earning assets	2,296,457	93,107	4.05%	1,873,699	74,548	3.98%	18,559	567	17,992
Noninterest-earning assets	272,287			131,536
Total assets	$2,568,744			$2,005,235
Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$873,046	$4,634	0.53%	$640,048	$2,775	0.43%	$1,859	$709	$1,150
Savings deposits	73,033	126	0.17%	59,778	54	0.09%	72	58	14
Time deposits	737,241	8,090	1.10%	675,091	7,709	1.14%	381	(309)	690
Total interest-bearing deposits	1,683,320	12,850	0.76%	1,374,917	10,538	0.77%	2,312	458	1,854
Borrowings	123,515	2,669	2.16%	107,815	2,395	2.22%	274	(67)	341
Total interest-bearing liabilities	1,806,835	15,519	0.86%	1,482,732	12,933	0.87%	2,586	391	2,195
Noninterest-bearing liabilities
Demand deposits	382,613			300,289
Other liabilities	21,744			17,568
Total noninterest-bearing liabilities	404,357			317,857
Total liabilities	2,211,192			1,800,589
Shareholders' equity	357,552			204,646
Total liabilities and shareholders' equity	$2,568,744			$2,005,235
Net interest income (6)		$77,588			$61,615		$15,973	$176	$15,797
Net interest spread (7)			3.19%			3.11%
Net interest margin (8)			3.38%			3.29%
_________________________
(1) Average balances are computed on a daily basis.
(2) Tax-exempt interest income is stated on a taxable-equivalent yield basis.
(3) Interest income from loans in 2016 includes approximately $2.9 million in accretion related to acquired loans.
(4) Interest income from loans includes fees of $894 thousand and $1.3 million for the years ended December 31, 2016 and 2015, respectively.
(5) Nonaccrual loans have been included in average loan balances.
(6) Net interest income is interest income less interest expense from continuing and discontinued operations.
(7) Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(8) Net interest margin is net interest income from continuing and discontinued operations divided by average interest-earning assets.
(9) Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.

XENITH BANKSHARES, INC.

	Average Balances, Income and Expenses, Yields and Rates As of and for the Years Ended December 31,
	2015			2014			2015 Compared to 2014
							Interest
		Interest	Average		Interest	Average	Income/	Variance
	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to (7)
	Balances (1)	Expense (2)	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Loans (3)	$1,565,821	$68,123	4.35%	$1,396,443	$63,132	4.52%	$4,991	$(2,666)	$7,657
Investment securities	233,259	6,267	2.69%	342,996	9,018	2.63%	(2,751)	134	(2,885)
Overnight funds sold
and due from FRB	73,389	157	0.21%	90,177	193	0.21%	(36)	—	(36)
Interest-bearing deposits
in other banks	1,230	1	0.08%	845	—	—	1	1	—
Total interest-earning assets	1,873,699	74,548	3.98%	1,830,461	72,343	3.95%	2,205	(2,531)	4,736
Noninterest-earning assets	131,536			143,419
Total assets	$2,005,235			$1,973,880
Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$640,048	$2,775	0.43%	$616,215	$2,667	0.43%	$108	$5	$103
Savings deposits	59,778	54	0.09%	57,987	31	0.05%	23	22	1
Time deposits	675,091	7,709	1.14%	625,532	6,563	1.05%	1,146	626	520
Total interest-bearing deposits	1,374,917	10,538	0.77%	1,299,734	9,261	0.71%	1,277	653	624
Borrowings	107,815	2,395	2.22%	206,832	3,037	1.47%	(642)	812	(1,454)
Total interest-bearing liabilities	1,482,732	12,933	0.87%	1,506,566	12,298	0.82%	635	1,465	(830)
Noninterest-bearing liabilities
Demand deposits	300,289			256,652
Other liabilities	17,568			16,526
Total noninterest-bearing liabilities	317,857			273,178
Total liabilities	1,800,589			1,779,744
Shareholders' equity	204,646			194,136
Total liabilities and shareholders' equity	$2,005,235			$1,973,880
Net interest income (4)		$61,615			$60,045		$1,570	$(3,996)	$5,566
Net interest spread (5)			3.11%			3.13%
Net interest margin (6)			3.29%			3.28%
_________________________
(1) Average balances are computed on a daily basis.
(2) Interest income from loans includes fees of $1.3 million and $1.5 million for the years ended December 31, 2015 and 2014, respectively.
(3) Nonaccrual loans have been included in the average balances.
(4) Net interest income is interest income less interest expense from continuing and discontinued operations.
(5) Net interest spread is the yield on average interest-earning assets less the rate on average interest-bearing liabilities.
(6) Net interest margin is net interest income from continuing and discontinued operations divided by average interest-earning assets.
(7) Change in interest due to both volume and rates has been allocated in proportion to the absolute dollar amounts of the change in each.

XENITH BANKSHARES, INC.

Provision for Loan Losses
The following table presents our provision for loan losses and the dollar and percentage change for the periods stated:

	For the Years Ended December 31,
	2016	2015	$ Change	% Change
Provision for loan losses	$11,329	$626	$10,703	n/m
_______________________
n/m - Rate not meaningful
Higher provision expense in 2016 was primarily due to specific reserves recorded for two relationships. In each case, the reserve was primarily attributable to impairments against the collateral securing the specific loans, a portion of which was charged off during the fourth quarter of 2016.
Noninterest Income
The following table presents a summary of noninterest income and the dollar and percentage change for the periods stated:

	For the Years Ended December 31,
	2016	2015	$ Change	% Change
Service charges on deposit accounts	$4.686	$4.989	$(303)	(6.1)%
Earnings from bank-owned life insurance	1,492	1,245	247	19.8
Gain on sales of available-for-sale securities	16	238	(222)	(93.3)
Visa check card income	2,847	2,652	195	7.4
Other	2,083	2,543	(460)	(18.1)
Total noninterest income	$11,124	$11,667	$(543)	(4.7)%
The decrease in noninterest income in 2016 is primarily due to higher gains on sales of securities and one-time loan monitoring fees related to the marine financing portfolio of $592 thousand recorded in other noninterest income that benefited 2015, partially offset by higher earnings in 2016 from bank-owned life insurance as acquired in the Merger.
Noninterest Expense
The following table presents a summary of noninterest expense and the dollar and percentage change for the periods stated:

XENITH BANKSHARES, INC.

	For the Years Ended December 31,
	2016	2015	$ Change	% Change
Salaries and employee benefits	$34,501	$33,566	$935	2.8%
Professional and consultant fees	3,021	3,459	(438)	(12.7)
Occupancy	6,427	6,347	80	1.3
FDIC insurance	1,847	1,765	82	4.6
Data processing	5,602	5,201	401	7.7
Problem loan and repossessed asset costs	650	1,486	(836)	(56.3)
Impairments and gains and losses on sales of other real estate owned and repossessed assets, net	532	5,140	(4,608)	(89.6)
Impairments and gains and losses on sales of premises and equipment, net	48	4,348	(4,300)	(98.9)
Equipment	1,083	1,288	(205)	(15.9)
Board fees	1,347	1,183	164	13.9
Advertising and marketing	539	623	(84)	(13.5)
Merger-related	16,717	—	16,717	100.0
Other	8,564	9,223	(659)	(7.1)
Total noninterest expense	$80,878	$73,629	$7,249	9.8%
Noninterest expenses excluding Merger-related expenses of $16.7 million for the year ended December 31, 2016 were $64.2 million compared to $73.6 million for the year ended December 31, 2015, a decrease of $9.5 million. The decrease to 2016 from 2015 was primarily due to lower impairments and losses, net of gains, on other real estate owned and repossessed assets and underutilized assets of $8.9 million. Higher salaries and benefits costs in 2016 compared to 2015 was primarily due to personnel additions with the Merger, partially offset by $2.3 million of one-time separation costs paid to a former chief executive officer in 2015. Higher data processing costs in 2016 were due to increased volumes due to the Merger and certain overlapping costs from the effective date of the Merger to the date of our core systems conversion, which occurred in November 2016. Additionally, costs related to problem loans and repossessed assets decreased in 2016 from 2015 as our problem assets have declined.
Income Taxes
The following table presents income tax benefit and the dollar and percentage change for the periods stated:

	For the Years Ended December 31,
	2016	2015	$ Change	% Change
Benefit from income taxes	$(59,728)	$(92,415)	$32,687	(35.4)%
The income tax benefit in 2016 and 2015 reflects the release of $60.0 million and $95.1 million, respectively, of valuation allowance on our deferred tax asset. Additionally, the 2016 income tax benefit included an expense of $1.2 million to adjust our deferred tax asset related to state NOL carryforwards for an income tax rate change in a state in which we do business. The rate change was enacted in 2016 with an effective date beginning 2017.
Analysis of Financial Condition
Cash and Cash Equivalents
Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from the FRB. Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity. Cash and cash equivalents at December 31, 2016 were $127.0 million compared to $63.7 million at December 31, 2015. Higher cash and cash equivalents at December 31, 2016 was primarily due to the addition of Legacy Xenith, which increased reserve requirements at the FRB.

XENITH BANKSHARES, INC.

Investment Securities
Our available-for-sale investment securities are reported at fair value and are used primarily for liquidity, pledging, earnings and asset-liability management purposes. We perform due diligence of each security on a pre-purchase basis and review securities periodically for possible impairment.
The following tables present information about our investment securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected prepayments as of the dates stated. Yields on tax-exempt securities are calculated on a taxable-equivalent yield basis.

	December 31, 2016
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Mortgage-backed securities
Agencies	$135,054	$134,890	4.18	2.04%
Collateralized	63,837	62,753	4.24	1.84%
Collateralized mortgage obligations	19,626	19,810	2.65	2.69%
Asset-backed securities	14,866	14,758	5.58	3.17%
Municipals
Tax-exempt	67,738	64,755	7.87	2.85%
Taxable	18,105	17,676	5.47	2.00%
Corporate bonds	983	984	1.70	2.62%
Equity securities	969	1,817	0.00	—%
Total securities available for sale	$321,178	$317,443	5.01	2.25%

	December 31, 2015
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Mortgage-backed securities - Agencies	$147,980	$149,199	3.78	2.46%
Asset-backed securities	23,787	23,292	9.33	2.62%
U.S. agency securities	12,565	13,072	4.34	3.67%
Corporate bonds	11,994	11,190	7.95	2.01%
Equity securities	970	1,421	0.00	—%
Total securities available for sale	$197,296	$198,174	4.75	2.53%

	December 31, 2014
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Mortgage-backed securities - Agencies	$212,650	$215,428	4.05	2.40%
Asset-backed securities	54,345	53,197	10.07	2.68%
U.S. agency securities	17,042	17,653	5.60	3.85%
Corporate bonds	15,080	14,560	7.72	2.02%
Equity securities	970	1,383	0.00	—%
Total securities available for sale	$300,087	$302,221	5.42	2.52%

XENITH BANKSHARES, INC.

The following table presents a maturity analysis of our investment securities portfolio as of the date stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the date stated. Yields on tax-exempt securities are calculated on a taxable-equivalent yield basis.

	December 31, 2016
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Mortgage-backed securities
Agencies	$6,207	4.63%	$99,085	2.10%	$28,622	2.61%	$976	3.09%	$134,890	2.33%
Collateralized	—	—	42,809	1.82%	19,944	1.88	—	—	62,753	1.84%
Collateralized mortgage obligations	399	3.34	19,411	2.67%	—	—	—	—	19,810	2.69%
Asset-backed securities	—	—	—	—%	14,758	3.17	—	—	14,758	3.17%
Municipals
Tax-exempt	—	—	7,394	1.77%	10,282	2.17	—	—	17,676	2.00%
Taxable	502	0.82	3,678	1.90%	56,598	3.03	3,977	1.54	64,755	2.85%
Corporate bonds	—	—	984	2.62%	—	—	—	—	984	2.62%
Equity securities	—	—	—	—%	—	—	1,817	—	1,817	—%
Total securities available for sale	$7,108	4.29%	$173,361	2.08%	$130,204	2.70%	$6,770	1.86%	$317,443	2.25%
Loans
Our loan portfolio is comprised of C&I, construction, CRE, RRE, GSLs and consumer loans. Lending decisions are based upon evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan. Personal guarantees are required on most loans; however, prudent exceptions are made on occasion based upon the financial viability of the borrowing entity or the underlying project that is being financed. Gross loans increased by $925.1 million, or 60.1%, to $2.5 billion at December 31, 2016 from $1.5 billion at December 31, 2015. Loans acquired in the Merger were $828.0 million. Loans held for sale, which are in connection with our mortgage banking business, are excluded from these amounts, as these loans are reported as discontinued operations.
We make owner-occupied real estate ("OORE") loans, which are secured in part by the real estate that is generally the offices or production facilities of the borrower. In some cases, the real estate is not held by the commercial enterprise, rather it is owned by the principals of the business or an entity controlled by the principals. We classify OORE loans as C&I, as the primary source of repayment of the loan is generally dependent on the financial performance of the commercial enterprise occupying the property, with the real estate being a secondary source of repayment.
In the merger, we acquired GSLs, which were purchased in 2013 by Legacy Xenith. These loans were originated under the Federal Family Education Loan Program ("FFELP"), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, the student loans are substantially guaranteed by a guarantee agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the Federal Rehabilitated Loan Program, under which borrowers on defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders. We have an agreement with a third-party servicer of student loans to provide all day-to-day operational requirements for the servicing of the loans. The GSLs carry a nearly 98% guarantee of principal and accrued interest. In allocating the consideration paid in the Merger, we recorded a fair value adjustment for GSLs that reduced the carrying amount in the GSLs to approximate the guaranteed portion of the loans.

XENITH BANKSHARES, INC.

The following table presents our composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans as of the dates stated:

	December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Commercial & Industrial	$895,952	36.4%	$465,746	30.3%	$462,375	32.5%	$492,669	35.6%	$550,825	38.5%
Construction	257,712	10.5%	141,208	9.2%	136,955	9.6%	158,474	11.4%	206,391	14.4%
Commercial real estate	585,727	23.8%	423,468	27.5%	395,817	27.8%	323,298	23.4%	246,296	17.2%
Residential real estate	405,291	16.4%	347,336	22.5%	352,967	24.8%	352,482	25.5%	372,591	26.0%
Consumer	274,008	11.1%	161,918	10.5%	74,821	5.3%	57,623	4.1%	56,302	3.9%
Guaranteed student loans	44,043	1.8%	—	—%	—	—%	—	—%	—	—%
Deferred loan fees and related costs	1,323	—%	(724)	—%	(1,008)	—%	(1,573)	—%	(729)	—%
Total loans	2,464,056	100.0%	1,538,952	100.0%	1,421,927	100.0%	1,382,973	100.0%	1,431,676	100.0%
Allowance for loan losses	(21,940)		(23,157)		(26,997)		(35,001)		(48,382)
Total loans, net of allowance	$2,442,116		$1,515,795		$1,394,930		$1,347,972		$1,383,294
The following tables provide the maturity analysis of our loan portfolio presented based on whether loans are variable-rate or fixed-rate loans as of the date stated:

	December 31, 2016
	Variable Rate				Fixed Rate
				Total				Total
	Within	1 to 5	After	variable	Within	1 to 5	After	fixed	Total
	1 year	years	5 years	> 1 year	1 year	years	5 years	> 1 year	Maturities
Commercial and Industrial	$297,983	$190,957	$36,179	$227,136	$32,118	$260,118	$78,597	$338,715	$895,952
Construction	90,195	77,883	9,753	87,636	17,311	58,635	3,935	62,570	257,712
Commercial real estate	29,491	100,710	68,471	169,181	47,467	277,175	62,413	339,588	585,727
Residential real estate	23,260	42,199	196,556	238,755	21,878	91,986	29,412	121,398	405,291
Consumer	11,236	8,062	24,884	32,946	3,757	7,081	218,988	226,069	274,008
Guaranteed student loans	9	1,205	42,829	44,034	—	—	—	—	44,043
Total loans	$452,174	$421,016	$378,672	$799,688	$122,531	$694,995	$393,345	$1,088,340	$2,462,733
_______________________
Note: This table does not include deferred loan fees of $1.3 million.

XENITH BANKSHARES, INC.

Allowance for Loan Losses

The following table presents our allowance for loan losses by loan type and the percent of loans in each category to total loans, as of the dates stated. The unallocated component of our allowance for loan losses is shown separately.

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial & Industrial	$5,816	36.4%	$5,925	30.3%	$8,230	32.5%	$5,720	35.6%	$13,151	38.5%
Construction	1,551	10.5%	3,339	9.2%	4,342	9.6%	9,808	11.4%	15,728	14.4%
Commercial real estate	2,410	23.8%	3,952	27.5%	3,229	27.8%	6,819	23.4%	2,942	17.2%
Residential real estate	5,205	16.4%	7,501	22.5%	7,142	24.8%	7,913	25.5%	9,953	26.0%
Consumer	1,967	11.1%	840	10.5%	979	5.3%	521	4.1%	909	3.9%
Guaranteed student loans	—	1.8%	—	—%	—	—%	—	—%	—	—%
Unallocated qualitative	4,991	—%	1,600	—%	3,075	—%	4,220	—%	5,699	—%
Total allowance for loan losses	$21,940	100%	$23,157	100%	$26,997	100%	$35,001	100%	$48,382	100%

XENITH BANKSHARES, INC.

The following table presents the activity in our allowance for loan losses for the periods stated:

	December 31,
	2016	2015	2014	2013	2012
Balance at beginning of period	$23,157	$26,997	$35,001	$48,382	$74,947
Charge-offs:
Commercial & Industrial	6,594	4,575	2,169	8,026	27,638
Construction	8,076	2,046	7,270	5,140	10,964
Commercial real estate	767	103	3,582	1,039	2,314
Residential real estate	2,299	924	4,000	6,979	9,033
Consumer	48	113	584	191	370
Guaranteed student loans	—	—	—	—	—
Overdrafts	134	158	140	164	233
Total charge-offs	17,918	7,919	17,745	21,539	50,552
Recoveries:
Commercial & Industrial	2,969	1,334	4,162	2,338	2,215
Construction	1,264	1,032	2,765	2,200	4,387
Commercial real estate	392	456	730	260	1,322
Residential real estate	715	580	1,755	2,214	848
Consumer	32	51	185	142	140
Guaranteed student loans	—	—	—	—	—
Overdrafts	—	—	4	4	81
Total recoveries	5,372	3,453	9,601	7,158	8,993
Net charge-offs	12,546	4,466	8,144	14,381	41,559
Provision for loan losses	11,329	626	140	1,000	14,994
Balance at end of period	$21,940	$23,157	$26,997	$35,001	$48,382

XENITH BANKSHARES, INC.

Our allowance consists of specific, general and unallocated qualitative components. The following table presents an allocation of the allowance for loan losses and other related information as of the dates stated:

	December 31, 2016	December 31, 2015
Allowance for loan losses:
Specific component	$6,103	$5,447
General component	10,846	16,110
Unallocated qualitative component	4,991	1,600
Total	$21,940	$23,157
Impaired loans	$60,562	$65,874
Non-impaired loans	2,403,494	1,473,078
Total loans	$2,464,056	$1,538,952

Specific component as % of impaired loans	10.08%	8.27%
Pooled component as % of non-impaired loans	0.45%	1.09%
The specific component of our allowance for loan losses relates to loans that are individually evaluated for impairment. Impaired loans decreased to $60.6 million at December 31, 2016 from $65.9 million at December 31, 2015. Of these loans, $32.4 million were on nonaccrual status at December 31, 2016 compared to $35.5 million at December 31, 2015. The general component of our allowance relates to groups of loans collectively evaluated for reserve needs. In the year ended December 31, 2016, the general component of our allowance reduced as we apply greater weighting to more recent quarters' loss history, which had lower loss experience. The unallocated qualitative component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated qualitative portion of the allowance for loan losses increased in the year ended December 31, 2016 mainly due to the inverse relationship between the general reserve portion of the allowance and the unallocated qualitative portion.
Our allowance for loan losses was $21.9 million, or 0.89% of total loans, as of December 31, 2016 compared to $23.2 million, or 1.50% of total loans, as of December 31, 2015. Legacy Xenith's allowance for loan losses existing at the time of the Merger was not carried over in the Merger, rather discounts (for credit and interest) were recorded to reflect the loans at estimated fair value as of the date of the Merger; therefore, our allowance for loan losses does not include discounts recorded on our acquired loan portfolio to state the acquired loans at estimated fair value. Any decline in the credit quality related to the acquired loan portfolio and the reduction of acquired loan discounts through accretion may result in a need to increase our allowance for loan loss and record additional provision for loan loss expense. In the period ended December 31, 2016, there has been no increase in allowance due to the acquired loan portfolio. At December 31, 2016, the ratio of our allowance for loan losses plus our remaining discount of $9.0 million divided by gross loans (also adjusted for the discount) was 1.25%.
As of December 31, 2016, we believed the level of our allowance for loan losses to be adequate.

XENITH BANKSHARES, INC.

The following table presents certain asset quality ratios as of the dates stated:

	December 31, 2016	December 31, 2015
Nonperforming loans with no allowance due to previous charge-offs as a percentage of total loans	0.33%	1.21%
Nonperforming loans with no allowance due to previous charge-offs as a percentage of nonperforming loans	24.88	52.52
Charge-off rate for nonperforming loans with no allowance due to previous charge-offs	62.59	15.81
Coverage ratio net of nonperforming loans with no allowance due to previous charge-offs	90.23	137.33
Total allowance divided by total loans less nonperforming loans with no allowance due to previous charge-offs	0.89	1.52
Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	28.59	18.84
Nonperforming assets as a percentage of total loans	1.53	3.11
Nonperforming assets as a percentage of total assets	1.15	2.32
Net charge-offs as a percentage of average loans	0.65	0.29
Allowance for loan losses as a percentage of total loans	0.89	1.50
Allowance for loan losses to nonaccrual loans	67.78	65.21

Nonperforming Assets
We classify nonaccrual loans and other real estate owned and repossessed assets as nonperforming assets. Total nonperforming assets were $37.7 million and $47.9 million at December 31, 2016 and December 31, 2015, respectively. Our nonperforming assets ratio, defined as the ratio of nonperforming assets to total assets, was 1.15% and 2.32% at December 31, 2016 and 2015, respectively. At December 31, 2016 and December 31, 2015, there were no loans other than GSLs categorized as 90 days or more past due and still accruing interest. GSLs are substantially fully guaranteed by the federal government as to principal and accrued interest. Pursuant to the guarantee, we may make a claim for payment on the loan after a period of 270 days during which no payment has been made on the loan. Payments of principal and interest are guaranteed up to the date of payment under the guarantee. Acquired purchase credit-impaired loans on cost recovery are included in nonaccrual loans.
Loans in nonaccrual status totaled $32.4 million and $35.5 million at December 31, 2016 and 2015, respectively. Other real estate owned and repossessed assets decreased to $5.3 million at December 31, 2016 from $12.4 million at December 31, 2015.
The following table summarizes our nonperforming assets as of the dates stated:

	December 31,
	2016	2015	2014	2013	2012
Loans 90 days past due and still accruing interest (1)	$—	$—	$—	$—	$1,024
Nonaccrual loans	32,370	35,512	21,507	39,854	97,411
Other real estate owned	5,345	12,409	21,721	36,665	32,215
Total nonperforming assets	$37,715	$47,921	$43,228	$76,519	$130,650
_______________________
(1) Excludes GSLs.
Deposits
Deposits increased $866.8 million, or 50.8%, to December 31, 2016 from December 31, 2015. Deposits assumed in the Merger were $956.1 million. Excluding those assumed in the Merger, deposits decreased $89.3 million primarily due to the maturing of a substantial portion of our brokered deposits, which have been replaced in part with FHLB borrowings. FHLB borrowings have increased $147.0 million to December 31, 2016 from December 31, 2015. As of December 31, 2016, $133.7 million of our deposits were in Certificate of Deposit Account Registry Service ("CDARS"), Insured Cash Sweep ("ICS"), Anova Financial Corporation and Brokered CDs (collectively, "brokered deposits").
The following table presents the average balances and rates paid, by deposit category, as of the dates stated.

XENITH BANKSHARES, INC.

	December 31, 2016		December 31, 2015		December 31, 2014
	Amount	Rate	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$382,613	—	$300,289	—	$256,652	—
Interest-bearing deposits:
Demand and money market	873,046	0.53%	640,048	0.43%	616,215	0.43%
Savings accounts	73,033	0.17%	59,778	0.09%	57,987	0.05%
Time deposits $100,000 or greater	340,259	1.17%	329,121	1.19%	291,832	1.10%
Time deposits less than $100,000	396,982	1.04%	345,970	1.10%	333,700	1.00%
Total interest-bearing deposits	1,683,320	0.76%	1,374,917	0.77%	1,299,734	0.71%
Total average deposits	$2,065,933	0.62%	$1,675,206	0.63%	$1,556,386	0.60%
Maturities of large denomination time deposits (equal or greater than $100,000) as of December 31, 2016 were as follows:

						Percent of
	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Total Deposits
Time deposits	$94,501	$58,186	$153,823	$138,607	$445,117	17.31%
Borrowings
We use short-term and long-term borrowings from various sources, including the FRB discount window, the FHLB, federal funds purchased lines, subordinated debt and trust preferred securities. We manage the level of our borrowings to minimize our borrowing cost, to maintain sufficient liquidity to meet the daily needs of our customers, and to meet our regulatory reserve requirements. Borrowings with the FHLB have increased primarily to meet loan growth, to replace maturing brokered deposits, to repay in-full amounts outstanding under Legacy Xenith's previously existing unsecured senior term loan credit facility, and to pay costs related to the Merger.
The following table summarizes the year-end balance, highest month-end balance, average balance, and weighted average rate of short-term borrowings, for the periods stated:

	December 31, 2016				December 31, 2015
	Year-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate	Year-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
Federal funds purchased	$—	$—	$—	—%	$—	$—	$—	—%
Other borrowings	172,000	197,500	99,125	0.43%	25,000	40,000	5,417	0.22%
Total short-term borrowings	$172,000	$197,500	$99,125	0.43%	$25,000	$40,000	$5,417	0.22%
In the Merger, we assumed $8.5 million in aggregate principal amount of Legacy Xenith's Subordinated Notes. The Subordinated Notes, which mature on June 26, 2025, bear interest at an annual rate of 6.75%, which is payable quarterly in arrears on March 31, June 30, September 30 and December 31. The Subordinated Notes qualify as Tier 2 capital for Xenith Bankshares. As of December 31, 2016, the carrying value of the Subordinated Notes was $8.6 million, which includes the remaining estimated fair value adjustment recorded immediately following the Merger. For the period from the Merger through December 31, 2016, the effective interest rate on the Subordinated Notes was 6.40%, which includes the amortization of the purchase accounting adjustment. As of December 31, 2016, Xenith Bankshares and the Bank, as applicable, were in compliance with all covenants of the Subordinated Notes.
We have four placements of trust preferred securities. In all four trusts, the trust issuer has invested the total proceeds from the sale of the trust preferred securities in junior subordinated deferrable interest debentures issued by us. The trust preferred

XENITH BANKSHARES, INC.

securities pay cumulative cash distributions quarterly at an annual rate, which resets quarterly. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes.
We have fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. Our obligation under the guarantee is unsecured and subordinate to our senior and subordinated indebtedness. The trust preferred securities are redeemable only at our discretion, subject to regulatory approval. We are current on all interest payments due to the holders of the trust preferred securities. The aggregate carrying value of these debentures as of December 31, 2016 was $30.2 million. The difference between the par amounts and the carrying amounts of the debentures, due to purchase accounting adjustments recorded at the acquisition of Gateway Financial Holdings, Inc. in 2008, is being amortized using the interest method as an adjustment to interest expense. Effective interest rates for the trust preferred securities for the year ended December 31, 2016 were between 6.33% and 7.27%.
Liquidity
Liquidity is the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate deposit withdrawals, payments of debt and operating expenses, fund loan demand, and to achieve stated objectives. These events may occur daily or in other short-term intervals in the normal operation of our business. Historical trends may help management predict the amount of cash required. In assessing liquidity, we give consideration to various factors, including stability and maturity of deposits, quality, volume and maturity of assets, sources and costs of borrowings, concentrations of loans and deposits within certain businesses and industries, competition for loans and deposits, and our overall financial condition and cash flows. Our primary sources of liquidity are cash, due from banks, federal funds sold and securities in our available-for-sale portfolio.
At December 31, 2016, cash and cash equivalents were $127.0 million compared to $63.7 million at December 31, 2015. Net cash provided by operating activities in 2016 was $42.2 million, primarily due to increases in the deferred tax benefit and other liabilities. Net cash used in investing activities in 2016 was $33.6 million, primarily due to an increase in net loans of $113.4 million, which excludes loans acquired in the Merger, partially offset by $69.2 million of cash acquired in the Merger. Net cash provided by financing activities in 2016 was $54.7 million, primarily from FHLB borrowings of $147.0 million, partially offset by a decrease in deposits of $89.3 million, which excludes deposits assumed in the Merger.
We have secured borrowing facilities with the FHLB and the FRB. As of December 31, 2016, total credit availability under the FHLB facility was $831.6 million and with pledged, lendable collateral value, of $309.1 million. Under this facility, as of December 31, 2016, there were short-term, non-amortizing borrowings outstanding of $172.0 million. Credit availability under the FRB facility as of December 31, 2016 was $157.8 million, which is also based on pledged collateral. At December 31, 2016, the Bank had no borrowings under the FRB facility.
We have uncommitted lines of credit with nine banks to borrow federal funds up to $163.0 million on an unsecured basis. Three of the lines expire within one year; the remaining lines have no stated expiration. However, all of the lines are uncommitted and can be cancelled by the lender at any time. As of December 31, 2016, there were no amounts outstanding under these lines of credit. Borrowings under these arrangements bear interest at the prevailing Federal Funds Rate.
Capital Resources
Total shareholders' equity before non-controlling interest increased $173.1 million to $463.2 million at December 31, 2016 from $290.1 million at December 31, 2015. The increase was primarily due to common stock issued in connection with the Merger and the release of the valuation allowance on our deferred tax assets.
Capital management in a regulated financial services industry must properly balance return on equity to shareholders, while maintaining sufficient capital levels and related risk-based capital ratios to satisfy regulatory requirements. Our capital management strategies have been developed to maintain our "well-capitalized" position.
We are subject to various regulatory capital requirements administered by federal and other bank regulators. Failure to meet minimum capital requirements can trigger certain mandatory and possibly discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on us. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

XENITH BANKSHARES, INC.

In July 2013, the Federal Reserve approved a final rule establishing a regulatory capital framework for smaller, less complex financial institutions, implementing in the United States the Basel III regulatory capital reforms from the Basel Committee and certain changes required by the Dodd-Frank Act. Information regarding capital requirements to which we are subject can be found in Part I, Item 1 - Business under the caption "Supervision and Regulation-Capital Adequacy and Guidelines."
The following table presents capital ratios for the Bank and Xenith Bankshares, minimum capital ratios required, and ratios defined as "well capitalized" by our regulators, as of the dates stated. Since December 31, 2016, there are no conditions or events that management believes have changed our status as "well capitalized."

	December 31, 2016				December 31, 2015
	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Common equity Tier 1 capital ratio	11.25%	12.15%	5.125%	> 6.50%	14.47%	14.73%	4.50%	> 6.50%
Tier 1 leverage ratio	9.93%	10.74%	4.000%	> 5.00%	13.20%	13.46%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	11.25%	12.15%	6.625%	> 8.00%	14.47%	14.73%	6.00%	> 8.00%
Total risk-based capital ratio	12.03%	13.23%	8.625%	> 10.00%	15.75%	16.01%	8.00%	> 10.00%
Commitments and Contingencies
In the normal course of business, we have contractual obligations to make future payments on debt and lease agreements. We also enter into contractual arrangements whereby we commit to future purchases of products or services from unaffiliated parties. Our primary contractual obligations consist of time deposits, borrowings and operating lease obligations for facilities.
Additionally, in the normal course of business, we have commitments under credit agreements to lend to customers as long as there is no material violation of any condition established in the contracts. These commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We issue letters of credit, which are conditional commitments to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.
These commitments represent outstanding off-balance sheet commitments and are further discussed in Part II, Item 8 - Financial Statements and Supplementary Data, including the Notes thereto.
Interest Rate Sensitivity
Market risk is the potential of loss arising from adverse changes in interest rates and prices. We are exposed to market risk as a consequence of the normal course of conducting our business activities. Management considers interest rate risk to be a significant market risk for us. Fluctuations in interest rates will impact both the level of interest income and interest expense and the market value of our interest-earning assets and interest-bearing liabilities.
The primary goal of our asset-liability management strategy is to optimize net interest income while limiting exposure to fluctuations caused by changes in the interest rate environment. Our ability to manage our interest rate risk depends generally on our ability to match the maturities and re-pricing characteristics of our assets and liabilities while taking into account the separate goals of maintaining asset quality and liquidity and achieving the desired level of net interest income.
Management, guided by the Asset-Liability Committee of our board of directors, determines the overall magnitude of interest sensitivity risk and then formulates policies governing asset generation and pricing, funding sources and pricing, and off-balance sheet commitments. These decisions are based on management's expectations regarding future interest rate movements, the state of the national and regional economy, and other financial and business risk factors.
The primary method that we use to quantify and manage interest rate risk is simulation analysis, which is used to model net interest income from assets and liabilities over a specified time period under various interest rate scenarios and balance sheet structures. This analysis measures the sensitivity of net interest income over a relatively short time horizon. Key assumptions in

XENITH BANKSHARES, INC.

the simulation analysis relate to the behavior of interest rates and spreads, the changes in product balances, and the behavior of loan and deposit customers in different rate environments.
The following table illustrates the expected effect on net interest income for the 12 months following December 31, 2016 due to an immediate change ("instantaneous rate shock" scenario) and a gradual change ("ramped rate shock" scenario) in interest rates. Estimated changes set forth below are dependent on material assumptions, such as those previously discussed. It should be noted that rates are unlikely to change instantly in the severity of an instantaneous rate shock, and management believes the ramped rate shock simulation more likely demonstrates the effect of changes in interest rates on us. In the ramped rate shock simulation, interest rates change pro rata over the simulation period.

	December 31, 2016
	Change in Net Interest Income
	Instantaneous Rate Shock Scenario		Ramped Rate Shock Scenario
	$	%	$	%
Change in Interest Rates:
+200 basis points	$4,836	5.04%	$2,030	2.11%
+100 basis points	3,983	4.15%	1,047	1.09%
–100 basis points	(3,611)	(3.76)%	(753)	(0.78)%
–200 basis points	(4,045)	(4.21)%	(863)	(0.90)%
As of December 31, 2016, we are "asset-sensitive"; therefore, net interest income would increase in an increasing rate environment and decrease in a decreasing interest rate environment.
It should be noted that the simulation analyses are based upon equivalent changes in interest rates for all categories of assets and liabilities. In normal operating conditions, interest rates may not change in a uniform manner. Many factors affect the timing and magnitude of interest rate changes on financial instruments. In addition, we may deploy strategies that offset some of the impact of changes in interest rates. Depending upon the timing and shifts in the interest rate yield curve, certain rising rate scenarios could be less favorable due to loan and deposit re-pricing characteristics. Consequently, actual outcomes would be expected to vary from the projections due to the controlled conditions of the simulation analysis.
Economic value of equity ("EVE") is defined as the present value of all future asset cash flows less the present value of all future liability cash flows or an estimate of the enterprise value. Although EVE takes into account all anticipated future cash flows based on the existing balance sheet at a point in time, it does not distinguish either the timing of those cash flows or changes in behavior or balance sheet structure that might occur in different rate environments. It also assumes that a change in interest rates occurs immediately and that the same interest rate environment lasts perpetually into the future. The following table illustrates the expected effect on EVE as of December 31, 2016, due to an immediate change in interest rates. Estimated changes set forth below are dependent on material assumptions such as those previously discussed.

	December 31, 2016
	Change in the Economic Value of Equity
	$	%
Change in Interest Rates:
+200 basis points	$74,700	18.0%
+100 basis points	45,500	11.0%
–100 basis points	(70,200)	(17.0)%
–200 basis points	(17,700)	(42.8)%

XENITH BANKSHARES, INC.

Item 8 – Financial Statements and Supplementary Data

The following report of independent registered public accounting firm, audited consolidated financial statements of Xenith Bankshares, Inc. and subsidiaries as of and for the years ended December 31, 2016 and 2015, and notes to consolidated financial statements of Xenith Bankshares, Inc. and subsidiaries are included as a part of this Form 10-K.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2016 and 2015

•	Consolidated Statements of Income for the years ended December 31, 2016 and 2015

•	Consolidated Statements of Comprehensive Income for the years December 31, 2016 and 2015

•	Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2016 and 2015

•	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

•	Notes to Consolidated Financial Statements

XENITH BANKSHARES, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Xenith Bankshares, Inc.:
We have audited the accompanying consolidated balance sheets of Xenith Bankshares, Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xenith Bankshares, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
McLean, Virginia
March 14, 2017

XENITH BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015

(in thousands, except share data)	December 31, 2016	December 31, 2015
Assets
Cash and due from banks	$18,825	$17,031
Interest-bearing deposits in other banks	4,797	691
Overnight funds sold and due from Federal Reserve Bank	103,372	46,024
Investment securities available for sale, at fair value	317,443	198,174
Restricted equity securities, at cost	24,313	9,830
Loans	2,464,056	1,538,952
Allowance for loan losses	(21,940)	(23,157)
Net loans	2,442,116	1,515,795
Premises and equipment, net	56,996	52,135
Interest receivable	8,806	4,116
Other real estate owned and repossessed assets,
net of valuation allowance	5,345	12,409
Goodwill	26,931	—
Other intangible assets, net	3,787	248
Net deferred tax assets, net of valuation allowance	157,825	92,142
Bank-owned life insurance	72,104	50,695
Other assets	13,969	6,226
Assets of discontinued operations	10,563	60,424
Totals assets	$3,267,192	$2,065,940
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$501,678	$298,351
Interest-bearing:
Demand and money market	1,113,453	693,413
Savings	86,739	61,023
Time deposits:
Less than $250	785,303	592,089
$250 or more	84,797	60,269
Total deposits	2,571,970	1,705,145
Federal Home Loan Bank borrowings	172,000	25,000
Other borrowings	38,813	29,689
Interest payable	829	463
Other liabilities	19,093	13,974
Liabilities of discontinued operations	849	1,048
Total liabilities	2,803,554	1,775,319
Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000,000 shares authorized; none issued
and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares
authorized; 23,123,518 and 17,112,827 shares issued
and outstanding on December 31, 2016 and December 31, 2015,
respectively	231	171
Capital surplus	710,916	591,957
Accumulated deficit	(245,538)	(302,580)
Accumulated other comprehensive (loss) income, net of tax	(2,428)	560
Total shareholders' equity before non-controlling interest	463,181	290,108
Non-controlling interest of discontinued operations	457	513
Total shareholders' equity	463,638	290,621
Total liabilities and shareholders' equity	$3,267,192	$2,065,940

See accompanying notes to consolidated financial statements.

XENITH BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2016 and 2015

(in thousands)	December 31, 2016	December 31, 2015
Interest income
Loans, including fees	$85,513	$67,443
Investment securities	6,584	6,267
Overnight funds sold and deposits in other banks	320	158
Total interest income	92,417	73,868
Interest expense
Deposits:
Demand and money market	4,663	2,799
Savings	126	53
Time deposits	8,090	7,710
Interest on deposits	12,879	10,562
Federal Home Loan Bank borrowings	301	668
Other borrowings	2,368	1,728
Total interest expense	15,548	12,958
Net interest income	76,869	60,910
Provision for loan losses	11,329	626
Net interest income after provision for loan losses	65,540	60,284
Noninterest income
Service charges on deposit accounts	4,686	4,989
Earnings from bank-owned life insurance	1,492	1,245
Gain on sales of available-for-sale investment securities	16	238
Visa check card income	2,847	2,652
Other	2,083	2,543
Total noninterest income	11,124	11,667
Noninterest expense
Salaries and employee benefits	34,501	33,566
Professional and consultant fees	3,021	3,459
Occupancy	6,427	6,347
FDIC insurance	1,847	1,765
Data processing	5,602	5,201
Problem loan and repossessed asset costs	650	1,486
Impairments and gains and losses on sales of other real estate owned and repossessed assets	532	5,140
Impairments and gains and losses on sales of premises and equipment	48	4,348
Equipment	1,083	1,288
Board fees	1,347	1,183
Advertising and marketing	539	623
Merger related	16,717	—
Other	8,564	9,223
Total noninterest expense	80,878	73,629
Loss from continuing operations before benefit from income taxes	(4,214)	(1,678)
Benefit from income taxes	(59,728)	(92,415)
Net income from continuing operations	55,514	90,737
Net income from discontinued operations before provision for income taxes	4,191	4,061
Provision for income taxes	996	103
Net income from discontinued operations attributable to non-controlling interest	1,667	1,740
Net income from discontinued operations	1,528	2,218
Net income attributable to Xenith Bankshares, Inc.	$57,042	$92,955
See accompanying notes to consolidated financial statements.

XENITH BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2016 and 2015

(in thousands)	December 31, 2016	December 31, 2015
Net income attributable to Xenith Bankshares, Inc.	$57,042	$92,955
Other comprehensive loss, net of tax:
Deferred tax benefit from release of valuation allowance	—	(773)
Change in unrealized gain on available-for-sale investment securities	(4,597)	(1,018)
Income tax effect	1,620	369
Reclassification adjustment for securities gains included in net income	(16)	(238)
Income tax effect	5	86
Other comprehensive loss, net of tax	(2,988)	(1,574)
Comprehensive income attributable to Xenith Bankshares, Inc.	$54,054	$91,381
See accompanying notes to consolidated financial statements.

XENITH BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2016 and 2015

					Accumulated Other	Non-controlling
	Common Stock		Capital	Accumulated	Comprehensive Income (Loss),	Interest of	Total Shareholders'
(in thousands, except share data)	Shares	Amount	Surplus	Deficit	Net of Tax	Discontinued Operations	Equity
Balance at December 31, 2014	17,057,222	$170	$590,228	$(395,535)	$2,134	$500	$197,497
Net income	—	—	—	92,955	—	1,741	94,696
Other comprehensive loss, net of tax	—	—	—	—	(1,574)	—	(1,574)
Share-based compensation expense	—	—	2,138	—	—	—	2,138
Net settlement of restricted stock units	55,605	1	(409)	—	—	—	(408)
Distributed non-controlling interest	—	—	—	—	—	(1,728)	(1,728)
Balance at December 31, 2015	17,112,827	171	591,957	(302,580)	560	513	290,621
Net income	—	—	—	57,042	—	1,667	58,709
Other comprehensive loss, net of tax	—	—	—	—	(2,988)	—	(2,988)
Issuance of common stock for the Merger	5,891,544	59	118,294	—	—	—	118,353
Share-based compensation expense	—	—	1,999	—	—	—	1,999
Issuance for share-based awards	119,147	1	(1,334)	—	—	—	(1,333)
Distributed non-controlling interest	—	—	—	—	—	(1,723)	(1,723)
Balance at December 31, 2016	23,123,518	$231	$710,916	$(245,538)	$(2,428)	$457	$463,638

See accompanying notes to consolidated financial statements.

XENITH BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016 and 2015

(in thousands)	December 31, 2016	December 31, 2015
Cash flows from operating activities
Net income from continuing operations	$55,514	$90,737
Net income from discontinued operations, before non-controlling interest	3,195	3,958
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,895	3,185
Deferred income tax benefit	(64,058)	(92,459)
Accretion of fair value adjustments	(2,429)	—
Amortization of core deposit intangible	467	711
Provision for loan losses	11,329	626
Share-based compensation expense	1,999	2,138
Net amortization of premiums and accretion of discounts on investment securities available for sale	2,437	2,114
Income from bank-owned life insurance	(1,492)	(1,245)
Gain on sales of available-for-sale investment securities	(16)	(238)
Impairments and gains and losses on sales of other real estate owned and repossessed assets	532	5,140
Impairments and gains and losses on sales of premises and equipment	48	4,348
Changes in:
Interest receivable	(226)	387
Other assets	17,630	3,389
Interest payable	81	(97)
Other liabilities	(33,269)	892
Net cash provided by (used in) operating activities - continuing operations	(5,363)	23,586
Net cash provided by (used in) operating activities - discontinued operations	47,523	(36,493)
Cash provided by (used in) operating activities	42,160	(12,907)
Cash flows from investing activities
Cash acquired in acquisition	69,241	—
Proceeds from maturities and calls of investment securities available for sale	38,069	35,824
Proceeds from sale of investment securities available for sale	31,632	82,695
Purchases of investment securities available for sale	(56,981)	(17,604)
Proceeds from sales of restricted equity securities	15,249	11,338
Purchases of restricted equity securities	(29,731)	(5,341)
Net increase in loans	(113,384)	(125,408)
Proceeds from sale of other real estate owned and repossessed assets, net	11,786	12,568
Proceeds from the sale of premise and equipment	—	9
Purchases of premises and equipment	(1,621)	(675)
Proceeds from bank-owned life insurance death benefit	—	80
Net cash used in investing activities - continuing operations	(35,740)	(6,514)
Net cash provided by (used in) investing activities - discontinued operations	2,139	(1,614)
Cash used in investing activities	(33,601)	(8,128)
Cash flows from financing activities
Net (decrease) increase in deposits	(89,252)	123,797
Net increase in short-term Federal Home Loan Bank borrowings	147,000	25,000
Repayments of long-term Federal Home Loan Bank borrowings	—	(165,500)
Issuance of common stock related to exercised options	1,471	—
Settlement of restricted stock units	(2,801)	(407)
Cash consideration paid in lieu of fractional shares	(6)	—
Distributed non-controlling interest	(1,723)	(1,728)
Net cash provided by (used in) financing activities	54,689	(18,838)
Increase (decrease) in cash and cash equivalents	63,248	(39,873)
Cash and cash equivalents at beginning of period	63,746	103,619
Cash and cash equivalents at end of period	$126,994	$63,746

XENITH BANKSHARES, INC.

Supplemental cash flow information:
Cash paid for interest	$15,228	$12,306
Cash paid for income taxes	8	8
Supplemental non-cash information:
Change in unrealized gain on investment securities available for sale, net of tax	$(2,988)	$(1,574)
Transfer from other real estate owned and repossessed assets to loans	1,501	543
Transfer from loans to other real estate owned and repossessed assets	5,228	4,532
Transfer from premises and equipment to other real estate owned and repossessed assets	734	4,407
Non-cash transaction related to acquisition:
Assets acquired	$1,025,352	$—
Liabilities assumed	1,003,170	—

See accompanying notes to consolidated financial statements.

XENITH BANKSHARES, INC.

NOTE 1 - Basis of Presentation
Xenith Bankshares, Inc. ("Xenith Bankshares" or the "Company") is the bank holding company for Xenith Bank (the "Bank"), a Virginia-based institution headquartered in Richmond, Virginia. As of December 31, 2016, the Company, through the Bank operates 42 full-service branches and two loan production offices. Xenith Bank is a commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, and retail banking clients. The Bank offers marine finance floorplan and end-user loans through its Shore Premier Finance ("SPF") unit. Xenith Bank's regional area of operations spans from Baltimore, Maryland, to Raleigh and eastern North Carolina, complementing its significant presence in greater Washington, D.C., greater Richmond, Virginia, and greater Hampton Roads, Virginia.
Effective July 29, 2016, Xenith Bankshares completed a merger (the "Merger") with legacy Xenith Bankshares, Inc., a Virginia corporation ("Legacy Xenith"), pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement"), dated as of February 10, 2016, by and between the Company and Legacy Xenith. At the effective time of the Merger, Legacy Xenith merged with and into the Company, with the Company surviving the Merger. Also at the effective time of the Merger, the Company changed its name from "Hampton Roads Bankshares, Inc." to "Xenith Bankshares, Inc." and changed its ticker symbol to "XBKS."
Pursuant to the Merger Agreement, holders of Legacy Xenith common stock, par value $1.00 per share, received 4.4 shares (the "Exchange Ratio") of common stock of the Company, par value $0.01 per share ("common stock"), for each share of Legacy Xenith common stock held immediately prior to the effective time of the Merger, with cash paid in lieu of fractional shares. Each outstanding share of the Company common stock remained outstanding and was unaffected by the Merger.
Pursuant to the Merger Agreement and immediately following the completion of the Merger, legacy Xenith Bank, a Virginia banking corporation and wholly-owned subsidiary of Legacy Xenith ("Legacy Xenith Bank"), merged (the "Bank Merger") with and into the Bank, with the Bank surviving the Bank Merger. In connection with the Bank Merger, the Bank changed its name from "The Bank of Hampton Roads" to "Xenith Bank."
In connection with the Merger, the Company has incurred $16.7 million of Merger-related expenses, including legal, professional and printing services, systems conversion costs, retention and severance costs, and filing fees. Merger-related costs incurred by Legacy Xenith prior to the completion of the Merger are not included in the Company's consolidated statements of income.
Information contained herein as of the year ended December 31, 2016 includes the balances of Legacy Xenith; information contained herein as of years prior to December 31, 2016 does not include the balances of Legacy Xenith. Information for the year ended December 31, 2016 includes the operations of Legacy Xenith only for the period immediately following the effective date of the Merger (July 29, 2016) through December 31, 2016.
Unless otherwise stated herein or the context otherwise requires, references herein to "the Company" prior to the effective time of the Merger are to Hampton Roads Bankshares, Inc. and its wholly-owned subsidiaries, and references to "the Bank" are to The Bank of Hampton Roads. Unless otherwise stated herein or the context otherwise requires, references herein to "the Company" after the effective time of the Merger are to Xenith Bankshares, Inc. (f/k/a Hampton Roads Bankshares, Inc.) and its wholly-owned subsidiaries, and references to "the Bank" are to Xenith Bank (f/k/a The Bank of Hampton Roads).
On September 16, 2016, the Company announced its decision to cease operations of its mortgage banking business. In connection with this decision, the Bank entered into a definitive asset purchase agreement to sell certain assets of Gateway Bank Mortgage, Inc., a wholly-owned subsidiary of the Bank ("GBMI"), and to transition GBMI's operations, which include originating, closing, funding and selling first lien residential mortgage loans to an unrelated party (the "GBMI Sale"). The completion of the GBMI Sale occurred on October 17, 2016. The operations of GBMI have been reported as discontinued operations for all periods presented herein.
On December 7, 2016, the Company announced a reverse stock split of its outstanding shares of common stock at a ratio of 1-for-10 (the "Reverse Stock Split"), which had been previously approved by the Company's shareholders. The Reverse Stock Split became effective on December 13, 2016. No fractional shares were issued in the Reverse Stock Split; rather shareholders of fractional shares received a cash payment based on the closing price of the Company's common stock as of the date of the Reverse Stock Split. The par value of each share of common stock remained unchanged at $0.01 per share and the number of authorized shares was not affected. References made to outstanding shares or per share amounts in the accompanying consolidated financial statements and disclosures have been retroactively adjusted to reflect the Reverse Stock Split, unless otherwise noted.

XENITH BANKSHARES, INC.

The Company owns all of the common stock of Gateway Capital Statutory Trust I, Gateway Capital Statutory Trust II, Gateway Capital Statutory Trust III, and Gateway Capital Statutory Trust IV (collectively, the "Gateway Capital Trusts"). The Gateway Capital Trusts are not consolidated as part of the Company's consolidated financial statements. The junior subordinated debentures issued by the Company to the Gateway Capital Trusts are included in other borrowings, and the Company's equity interest in the Gateway Capital Trusts is included in other assets. The Bank has an investment in a Virginia title insurance agency that enables it to offer title insurance policies to its real estate loan customers and also has several inactive wholly-owned subsidiaries. In consolidation, all intercompany transactions are recorded at cost and eliminated.
Certain comparative balances have been reclassified to reflect the current year's presentation. Any reclassification had no effect on total assets, total shareholders' equity or net income.
All dollar amounts included in the tables in these notes are in thousands, except per share data, unless otherwise stated.

XENITH BANKSHARES, INC.

NOTE 2 - Summary of Significant Accounting Policies
The following is a summary of the significant accounting and reporting policies used in preparing the consolidated financial statements.
Use of Estimates in the Preparation of Financial Statements
The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make assumptions, judgments and estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the determination of the allowance for loan losses, the valuation of other real estate owned and repossessed assets, the valuation of net deferred tax assets, the determination of the fair value for financial instruments, and the fair values of loans and other assets acquired and liabilities assumed in the Merger.
Accounting for Acquisition
The Merger was determined to be an acquisition of a business and accounted for under the acquisition method of accounting in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, "Business Combinations" ("ASC 805"), with the assets acquired and liabilities assumed pursuant to the business combination recorded at estimated fair values as of the effective date of the combination. The determination of fair values requires management to make estimates about future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to actual results that may differ materially from the estimates made. In accordance with the framework established by FASB ASC Topic 820, "Fair Value Measurements and Disclosure" ("ASC 820"), the Company used a fair value hierarchy to prioritize the information used to form assumptions and estimates in determining fair values. These fair value hierarchies are further discussed below.
Cash and Cash Equivalents
Cash and cash equivalents includes cash on hand, cash due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from the Federal Reserve Bank (the "FRB"). The Company considers all highly-liquid debt instruments with original maturities, or maturities when purchased, of three months or less to be cash equivalents.
Investment Securities
Investment securities are classified into three categories:

1.	debt securities that a company has the positive intent and ability to hold to maturity are classified as "held-to-maturity securities" and reported at amortized cost;

2.
debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and reported at fair value, with unrealized gains and losses included in net income; and

3.
debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as "available-for-sale securities" and reported at fair value, with unrealized gains and losses excluded from net income. Such unrealized gains and losses are reported in other comprehensive income, net of tax, and as a separate component of shareholders' equity, net of tax.

Except for restricted equity securities, all investment securities are classified by the Company as "available for sale." Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.
Investment securities for which the fair value of the security is less than its amortized cost are evaluated periodically for credit related other-than-temporary impairment ("OTTI"). For debt securities, impairment is considered other-than-temporary and recognized in its entirety in the consolidated statements of income if either the Company intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If, however, the Company does not intend to sell the security and it is not more likely than not that it will be required to sell the security before recovery, the

XENITH BANKSHARES, INC.

Company must determine what portion of the impairment is attributable to a credit loss, which occurs when the amortized cost basis of the security exceeds the present value of the cash flows expected to be collected from the security. If there is credit loss, the loss is recognized in the consolidated statements of income, and the remaining portion of the impairment is recognized in other comprehensive income (loss). For equity securities, impairment is considered to be other-than-temporary based on the ability and intent to hold the investment until a recovery of fair value. OTTI of an equity security results in a write-down that is included in the consolidated statements of income. Factors management uses in reviewing investment securities for OTTI include the extent to which cost exceeds market price, the duration of that market decline, the financial health of and specific prospects for the issuer, the best estimate of the present value of cash flows expected to be collected from debt securities, the intention with regard to holding the security to maturity, and the likelihood that the security would be sold before recovery. All OTTI identified are taken in the periods identified, and once charged to income a new cost basis for the security is established.
The Company held no securities classified as "held to maturity" or "trading" as of December 31, 2016 and 2015, and has recorded no OTTI for the years ended December 2016 and 2015.
Loans
Loans are carried at their unpaid principal amount outstanding net of unamortized fees and origination costs, partial charge-offs, if any, and in the case of acquired loans, unaccreted fair value or "purchase accounting" adjustments. Interest income is recorded as earned on an accrual basis. Generally, the accrual of interest income is discontinued when a loan is 90 days or greater past due as to principal or interest or when the collection of principal and/or interest is in doubt, which may occur in advance of the loan being past due 90 days. In the period loans are placed in nonaccrual status, interest receivable is reversed against interest income. Interest payments received thereafter are applied as a reduction of the principal balance until the loan is in compliance with its stated terms. Loans are removed from nonaccrual status when they become current as to both principal and interest and when the collection of principal and interest is no longer considered doubtful. The accrual of interest is not discontinued on loans past due 90 days or greater if the estimated net realizable value of collateral is sufficient to assure collection of both principal and interest and the loan is in the process of collection. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment to the yield (interest income) over the life of the related loan. In those instances when a loan prepays, the unamortized remaining deferred fees or costs are recognized upon prepayment as interest income. The Company has an allowance reserve to provide for possible loan losses.
A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans, unless collateral dependent, are measured at the present value of their expected future cash flows by discounting those cash flows at the loan's interest rate or at the loan's observable market price. For collateral dependent impaired loans, impairment is measured based upon the estimated fair value of the underlying collateral less disposal costs. The majority of the Company's impaired loans are collateral dependent. The Company's policy is to charge off impaired loans at the time of foreclosure, repossession or liquidation, or at such time any portion of the loan is deemed to be uncollectible and in no case later than 90 days in nonaccrual status. Once a loan is considered impaired, it continues to be considered impaired until the collection of all contractual interest and principal is considered probable or the balance is charged off.
A restructured or modified loan results in a troubled debt restructuring ("TDR") when a borrower is experiencing financial difficulty and the creditor grants a concession. TDRs are included in impaired loans and can be in accrual or nonaccrual status. Those in nonaccrual status are returned to accrual status after a period (generally at least six months) of performance under which the borrower demonstrates the ability and willingness to repay the loan.
Acquired loans pursuant to a business combination are initially recorded at estimated fair value as of the date of acquisition; therefore, any related allowance for loan losses is not carried over or established at acquisition. The difference between contractually required amounts receivable and the acquisition date fair value of loans that are not deemed credit-impaired at acquisition is accreted (recognized) into income over the life of the loan either on a level yield or interest method. Any change in credit quality subsequent to acquisition for these loans is reflected in the allowance for loan losses at such time the remaining purchase accounting adjustment (discount) for the acquired loans is inadequate to cover the allowance needs of these loans.
Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that all contractually required principal and interest payments will not be collected are accounted for under FASB ASC Topic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC 310-30"). A portion of the loans acquired in the Merger were deemed by management to be purchased credit-impaired loans qualifying for accounting under ASC 310-30.

XENITH BANKSHARES, INC.

In applying ASC 310-30 to acquired loans, the Company must estimate the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including default rates, the amount and timing of prepayments, and the liquidation value and timing of underlying collateral, in addition to other factors. ASC 310-30 allows the purchaser to estimate cash flows on purchased credit-impaired loans on a loan-by-loan basis or aggregate credit-impaired loans into one or more pools, if the loans have common risk characteristics. The Company has estimated cash flows expected to be collected on a loan-by-loan basis.
For purchased credit-impaired loans, the excess of cash flows expected to be collected over the estimated acquisition date fair value is referred to as the accretable yield and is accreted into interest income over the period of expected cash flows from the loan, using the effective yield method. The difference between contractually required payments due and the cash flows expected to be collected at acquisition, on an undiscounted basis, is referred to as the nonaccretable difference.
ASC 310-30 requires periodic re-evaluation of expected cash flows for purchased credit-impaired loans subsequent to acquisition date. Decreases in the amount or timing of expected cash flows attributable to credit will generally result in an impairment charge to earnings such that the accretable yield remains unchanged. Increases in expected cash flows will result in an increase in the accretable yield, which is a reclassification from the nonaccretable difference. The new accretable yield is recognized in income over the remaining period of expected cash flows from the loan. The Company re-evaluates expected cash flows no less frequent than annually and generally on a quarterly basis.
Acquired loans for which the Company cannot predict the amount or timing of cash flows are accounted for under the cost recovery method, whereby principal and interest payments received reduce the carrying value of the loan until such amount has been received. Amounts received in excess of the carrying value are reported in interest income.
The Company has loans held for sale related to its mortgage banking business. Loans held for sale are carried at the lower of cost or fair value in the aggregate and reported as assets from discontinued operations on the Company's consolidated balance sheets.
Allowance for Loan Losses
The allowance for loan losses is a valuation allowance consisting of the cumulative effect of the provision for loan losses, less loans charged off, plus any amounts recovered on loans previously charged off. The provision for loan losses is the amount necessary, in management's judgment, to maintain the allowance for loan losses at a level it believes sufficient to cover incurred losses in the Company's loan portfolio as of the balance sheet date. Loans are charged against the allowance when, in management's opinion, they are deemed wholly or partially uncollectible. Recoveries of loans previously charged off are credited to the allowance when realized.
The Company's allowance for loan losses consists of (1) a general component for collective loan impairment recognized and measured pursuant to FASB ASC Topic 450, "Contingencies," and (2) a specific component for individual loan impairment recognized and measured pursuant to FASB ASC Topic 310, "Receivables."
The specific component relates to loans that are determined to be impaired, and therefore, are individually evaluated for impairment. For those loans, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan.
A portion of the general reserve component is based on groups of homogeneous loans, defined by Call Codes, to which a loss rate is applied based on historical loss experience and adjusted for qualitative factors where necessary. The Company's loan portfolio is also grouped by risk grade as determined in the Company's loan grading process. A weighted average historical loss rate is computed for each group of loans. The historical loss rate is based on a lookback period approximating an economic cycle and with higher weightings assigned to the more recent periods.
The general reserve also includes an unallocated qualitative component, which is maintained to cover uncertainties that could affect management's estimate of probable losses and reflects the imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. The unallocated qualitative component includes both external and internal factors. External factors include published data for the gross domestic product growth rate, interest rate levels as measured by the prime rate, changes in regional home price indices, and regional unemployment statistics. The internal factor is based on a self-assessment of the credit process, including loan approval authority changes, the number of extensions and interest only loans within the portfolio, the status of financial information from borrowers, loan type concentration, risk grade accuracy, adherence to loan growth forecasts, and asset quality metrics.

XENITH BANKSHARES, INC.

In evaluating loans accounted for under ASC 310-30, management must periodically re-estimate the amount and timing of cash flows expected to be collected. Upon re-estimation, any deterioration in the timing and/or amount of cash flows results in an impairment charge, which is reported as a provision for loan losses in net income and a component of the Company's allowance for loan losses. A subsequent improvement in the expected timing or amount of future cash flows for those loans could result in the reduction of the allowance for loan losses and an increase in net income.
The Company has no allowance for loan losses on its guaranteed student loan ("GSL") portfolio. In allocating the consideration paid in the Merger, the Company recorded a fair value adjustment for GSLs, which reduced the carrying amount in the portfolio to an amount that approximates the portion of the loans subject to federal guarantee.
Although various data and information sources are used to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary, if conditions, circumstances or events are substantially different from the assumptions used in making the assessments. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates.
In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions or reductions to the allowance for loan losses based on their judgments of information available to them at the time of their examination.
Premises and Equipment
Premises and equipment, including leasehold improvements, are recorded at cost less accumulated depreciation or amortization. Premises and equipment acquired pursuant to a business combination are recorded at estimated fair values as of the acquisition date. Depreciation is calculated over the estimated useful lives of the respective assets on a straight-line basis. Leasehold improvements are capitalized and amortized over the shorter of the useful life of the asset or the lease term, including probable renewal periods. Land is not subject to depreciation. Maintenance and repairs are charged to expense as incurred. The costs of major additions and improvements are capitalized and depreciated over their estimated useful lives. Depreciable lives for major categories of assets are as follows:

Building and improvements	7 to 50 years
Equipment, furniture and fixtures	3 to 15 years
Information technology equipment	3 to 5 years
 Other Real Estate Owned and Repossessed Assets
Other real estate owned and repossessed assets include real estate acquired in the settlement of loans, other repossessed collateral, and bank premises held for sale and are initially recorded at estimated fair value less disposal costs. At foreclosure, any excess of the loan balance over this value is charged to the allowance for loan losses. Subsequent to foreclosure, management periodically performs valuations, including obtaining updated appraisals and the review of other observable data, and, if required, a reserve is established to reflect the carrying value of the asset at the lower of the then existing carrying value or the estimated fair value less costs of disposal.
Costs to bring a property to salable condition are capitalized up to the fair value of the property less selling costs, while costs to maintain a property in salable condition are expensed as incurred. Losses on subsequent impairments and gains and losses upon disposition of other real estate owned are recognized in noninterest expense on the Company's consolidated statements of income. Revenue and expenses from operations of other real estate owned and repossessed assets are also included in the consolidated statements of income.
Property values are affected by various factors in addition to local economic conditions, including, among other things, changes in general or regional economic conditions, government rules or policies, and natural disasters. While the Company's policy is to obtain updated appraisals on a periodic basis, there are no assurances that the Company may be able to realize the amount indicated in the appraisal upon disposition of the underlying property.

XENITH BANKSHARES, INC.

Goodwill and Other Intangible Assets
Goodwill represents the excess of the consideration paid over the fair value of the identifiable net assets acquired. Goodwill is tested at least annually for impairment and whenever events occur that the carrying amount of goodwill may not be recoverable. In performing the impairment test, the Company performs qualitative assessments based on macroeconomic conditions, industry changes, financial performance and other relevant information. If necessary, the Company performs a quantitative analysis to estimate the fair value of the reporting unit, which may include employing a number of valuation techniques such as market capitalization, discounted cash flows. If the fair value of the reporting unit is determined to be less than the reporting unit's carrying value of its equity, the Company would be required to allocate the fair value of the reporting unit to all of the assets and liabilities of the unit, with the excess of fair value over allocated net assets representing the fair value of the unit's goodwill. Impairment is measured as the amount, if any, by which the carrying value of the reporting unit's goodwill exceeds the estimated fair value of that goodwill. Management has concluded that none of its recorded goodwill was impaired as of December 31, 2016.
Other intangible assets, which represent acquired core deposit intangibles, are amortized over their estimated useful life on a straight-line basis. The Company has not identified any events or circumstances that would indicate impairment in the carrying amounts of other intangibles.
Operating Leases
The Company has operating leases for many of its branch and office locations. The lease agreements for certain locations contain rent escalation clauses, free rent periods and leasehold improvement allowances. Scheduled rent escalations during the lease terms, rental payments commencing at a date other than the date of initial occupancy, and leasehold improvement allowances received are recognized on a straight-line basis over the terms of the leases in occupancy expense in the consolidated statements of income. Liabilities related to the difference between actual payments and the straight-lining of rent are recorded in other liabilities on the consolidated balance sheets.
Bank-owned Life Insurance
The Bank invests in bank-owned life insurance ("BOLI"), which is life insurance purchased by the Bank on a select group of employees. The Bank is the owner and primary beneficiary of the policies. BOLI is recorded in the Company's balance sheet at the cash surrender value of the underlying policies. Earnings from the increase in cash surrender value of the policies, other than death benefits, are included in noninterest income on the statements of income. Benefits paid upon death are split with the beneficiaries of the covered employees and, in certain cases, former employees. Proceeds from death benefits first reduce the cash surrender value attributable to the individual policy, and proceeds exceeding the cash surrender value are recorded as noninterest income. The Company expenses the present value of the expected cost of maintaining the policies over the expected life of the covered employees or former employees. The Bank has rights under the insurance contracts to redeem them for book value at any time.
Income Taxes
The Company computes its income taxes under the asset and liability method in accordance with FASB ASC Topic 740, "Income Taxes" ("ASC 740"). Pursuant to ASC 740, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, resulting in temporary differences. Deferred tax assets, including tax loss and credit carryforwards, and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred income tax expense (benefit) represents the change during the period in the deferred tax assets and the deferred tax liabilities.
A deferred tax liability is recognized for all temporary differences that will result in future taxable income; a deferred tax asset is recognized for all temporary differences that will result in future tax deductions, potentially reduced by a valuation allowance. A valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered including taxable income in prior carryback years, future releases of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. The predictability that future taxable income, exclusive of reversing temporary differences, will occur is the most subjective of these four sources. Additionally, cumulative losses in recent years is considered negative evidence that may be difficult to overcome to support a conclusion that future taxable income, exclusive of reversing temporary differences and carryforwards, is sufficient to realize a deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged

XENITH BANKSHARES, INC.

or credited, respectively, to income tax expense. The evaluation of the recoverability of deferred tax assets requires management to make significant judgments regarding the releases of temporary differences and future profitability, among other items. Management has concluded that, as of December 31, 2016, a valuation allowance of $780 thousand was required on the Company's deferred tax assets.
The impact of a tax position is recognized in the financial statements if it is probable that position is more likely than not to be sustained by the taxing authority. Benefits from tax positions are measured at the highest tax benefit that is greater than 50% likely of being realized upon settlement. To the extent that the final tax outcome of these matters is different from the amounts recorded, the differences (both favorably and unfavorably) impact income tax expense in the period in which the determination is made. The Company recognizes interest and/or penalties related to income tax matters in other noninterest expense.
Share-based Compensation
The Company accounts for share-based compensation awards at the estimated fair value as of the grant date of the award. Stock options are valued based on the Black-Scholes model, and restricted stock awards are valued based on the market price of the Company's stock on the day of grant. The grant-date fair value of the award is recognized as expense over the requisite service period in which the awards are expected to vest. Changes in the fair value of options (in the event of an award modification) are reflected as an adjustment to compensation expense in the period in which the change occurs.
Derivatives
Derivatives designated as cash flow hedges, in accordance with FASB ASC Topic 815, "Derivatives and Hedging," ("ASC 815"), are used primarily to minimize the variability in cash flows of assets or liabilities caused by interest rates. Cash flow hedges are periodically tested for effectiveness, which measures the correlation of the cash flows of the hedged item with the cash flows from the derivative. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive income ("AOCI") and is subsequently reclassified into net income in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings.
Through GBMI, the Company originated single family, residential first lien mortgage loans that are sold to secondary market investors on a best efforts basis. In connection with the underwriting process, the Company entered into commitments to originate or purchase residential mortgage loans whereby the interest rate of the loan is agreed to prior to funding ("interest rate lock commitments"). Interest rate lock commitments on residential mortgage loans that the Company intends to sell in the secondary market are considered derivatives. These derivatives are carried at fair value with changes in fair value reported as a component of discontinued operations. The Company managed its exposure to changes in fair value associated with these interest rate lock commitments by entering into simultaneous agreements to sell the residential loans to third party investors shortly after their origination and funding.
Under the best efforts method, loans originated for sale are primarily sold in the secondary market as whole loans. Whole loan sales are executed with the servicing rights being released to the buyer upon the sale, with the gain or loss on the sale equal to the difference between the proceeds received and the carrying value of the loans sold. The Company is obligated to sell the loans only if the loans close. As a result of the terms of the contractual relationships, the Company is not exposed to losses nor will it realize gains related to its interest rate lock commitments due to subsequent changes in interest rates.
The Company has derivatives that are not designated as hedges and are not speculative and result from a service the Company provides to certain customers. The Company executes interest rate derivatives with commercial banking customers to facilitate their respective risk management strategies. Those interest rate derivatives are simultaneously hedged by offsetting derivatives that the Company executes with a third party, thus minimizing its net exposure from such transactions. These derivatives do not meet the hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in noninterest income on the consolidated statements of income.
Fair Value
The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability.

XENITH BANKSHARES, INC.

ASC 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.
Under the guidance in ASC 820, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1	Quoted prices in active markets for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2
Significant observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3
Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer or broker-traded transactions. Level 3 valuations incorporate certain assumptions and projections in determining the fair value to such assets or liabilities.

XENITH BANKSHARES, INC.

NOTE 3 - Business Combination
The Company has accounted for the Merger under the acquisition method of accounting, whereby the acquired assets and assumed liabilities are recorded by the Company at their estimated fair values as of the effective date of the Merger, which was July 29, 2016. Fair value estimates were based on management's assessment of the best information available at the time of determination and are highly subjective.
The Merger combined two banks with complementary capabilities and geographical focus, thus provided the opportunity for the organization to leverage its existing infrastructure, including people, processes and systems, across a larger asset base.
The following table presents the summary balance sheet of Legacy Xenith as of the date of the Merger inclusive of estimated fair value adjustments and the allocation of consideration paid in the Merger to the acquired assets and assumed liabilities. Common stock issued and the per share price are reflected on a pre-Reverse Stock Split basis. The allocation resulted in goodwill of $26.9 million, which represents the growth opportunities and franchise value the Bank has in the markets it serves.

XENITH BANKSHARES, INC.

As of July 29, 2016
Fair value of assets acquired:
Cash and cash equivalents	$69,241
Investment securities	139,025
Loans	827,987
Premises and equipment	6,180
Other real estate owned	738
Core deposit intangible	4,006
Accrued interest receivable	4,464
Net deferred tax asset	5,156
Bank-owned life insurance	19,917
Other assets	17,879
Total assets	$1,094,593
Fair value of liabilities assumed:
Deposits	$956,078
Accrued interest payable	285
Supplemental executive retirement plan	2,162
Borrowings	36,533
Other liabilities	8,112
Total liabilities	$1,003,170
Net identifiable assets acquired	$91,423

Consideration paid:
Company's common shares issued (1)	58,915,439
Purchase price per share (2)	$1.97
Value of common stock issued	$116,063
Estimated fair value of stock options	2,290
Cash in lieu of fractional shares	1
Total consideration paid	118,354
Goodwill	$26,931
_______________________
(1) The issuance of shares in the Merger preceded the Reverse Stock Split and the number of shares of the Company common stock is presented on a pre-Reverse Stock Split basis.
(2) The value of the shares of the Company common stock exchanged for shares of Legacy Xenith common stock was based upon the closing price of Company common stock at July 28, 2016, the last trading day prior to the date of completion of the Merger, which occurred prior to the Reverse Stock Split and is presented at the pre-Reverse Stock Split price.

XENITH BANKSHARES, INC.

The following table presents the purchased performing and purchased credit-impaired loans receivable at the date of the Merger and the fair value adjustments (discounts) recorded immediately following the Merger:

	Purchased Performing	Purchased Impaired	Total
Principal payments receivable	$830,613	$9,851	$840,464
Fair value adjustment - credit and interest	(9,318)	(3,159)	(12,477)
Fair value of acquired loans	$821,295	$6,692	$827,987

The following table presents the effect of the Merger on the Company, on a pro forma basis, as if the Merger had occurred at the beginning of the years ended December 31, 2016 and 2015. There were no merger-related expenses incurred in 2015. Merger-related expenses of $16.7 million for the year ended December 31, 2016, which are included in the Company's consolidated statements of income, are not included in the pro forma information below. Merger-related expenses incurred by Legacy Xenith prior to the completion of the Merger are not included in the Company's consolidated statements of income and are also not included in the pro forma information below. Net income includes pro forma adjustments for the accretion of estimated fair value adjustments on acquired loans and amortization of estimated core deposit intangibles. An effective income tax rate of 35% was used in determining pro forma net income.

	Years Ended December 31,
	2016	2015
Revenue (net interest income plus noninterest income)	$105,796	$108,827
Net income from continuing operations	$9,913	$5,173
Earnings per share (basic)	$0.43	$0.23
Earnings per share (diluted)	$0.43	$0.22

XENITH BANKSHARES, INC.

NOTE 4 - Discontinued Operations
In connection with the GBMI Sale, which was completed on October 17, 2016, GBMI ceased taking new mortgage loan applications, and all applications with prospective borrowers that were in process as of the completion of the GBMI Sale were managed by GBMI through funding and sale to investors in the ordinary course of business. As of December 31, 2016, there were no remaining loans to be funded and $9.9 million of loans were held for sale to investors related to GBMI, which are included in assets from discontinued operations in the Company’s consolidated balance sheets. Proceeds from the GBMI Sale, which included the sale of certain fixed assets, were $87 thousand.
The decision to exit the mortgage business was based on a number of factors, including the costs of regulatory compliance and the scale required to be competitive. Management believes after the discontinued operations have been fully transitioned to the purchaser and the remaining funded loans are sold, which was substantially complete as of December 31, 2016, there will be no material on-going obligations with respect to the mortgage banking business.
The following table presents summarized results of operations of the discontinued operations for the periods stated:

	December 31, 2016	December 31, 2015
Net interest income	$514	$704
Benefit for loan losses	(22)	(26)
Net interest income after provision for loan losses	536	730
Noninterest income	20,784	19,969
Noninterest expense:
Salaries and employee benefits	13,315	12,761
Professional and consultant fees	293	338
Occupancy	657	738
Data processing	482	347
Equipment	60	104
Advertising and marketing	664	933
Other	1,658	1,417
Total noninterest expense	17,129	16,638
Net income before provision for income taxes	4,191	4,061
Provision for income taxes	996	103
Net income	3,195	3,958
Net income attributable to non-controlling interest	1,667	1,740
Net income attributable to Xenith Bankshares, Inc.	$1,528	$2,218

XENITH BANKSHARES, INC.

NOTE 5 - Restriction of Cash
To comply with regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirement based on the weeks closest to December 31, 2016 and December 31, 2015 was $63.9 million, and $32.0 million, respectively. The Bank was in compliance with this requirement at December 31, 2016.

XENITH BANKSHARES, INC.

NOTE 6 - Investment Securities
The following tables present amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale as of the dates stated:

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Mortgage-backed securities
Agencies	$135,054	$793	$957	$134,890
Collateralized	63,837	61	1,145	62,753
Collateralized mortgage obligations	19,626	288	104	19,810
Asset-backed securities	14,866	—	108	14,758
Municipals
Tax-exempt	67,738	—	2,983	64,755
Taxable	18,105	1	430	17,676
Corporate bonds	983	1	—	984
Equity securities	969	848	—	1,817
Total securities available for sale	$321,178	$1,992	$5,727	$317,443

	December 31, 2015
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Mortgage-backed securities
Agencies	$147,980	$1,498	$279	$149,199
Asset-backed securities	23,787	—	495	23,292
U.S. agency securities	12,565	507	—	13,072
Corporate bonds	11,994	—	804	11,190
Equity securities	970	451	—	1,421
Total securities available for sale	$197,296	$2,456	$1,578	$198,174

As of December 31, 2016 and 2015, the Company had available-for-sale securities with a fair value of $83.0 million and $66.7 million, respectively, pledged as collateral for public deposits and borrowings.
Unrealized Losses
The following tables present the fair values and gross unrealized losses aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position as of the dates stated:

XENITH BANKSHARES, INC.

		December 31, 2016
		Less than 12 Months		12 Months or More		Total
	Number of		Unrealized		Unrealized		Unrealized
	securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Mortgage-backed securities
Agencies	33	$88,315	$945	$695	$12	$89,010	$957
Collateralized	19	42,272	1,145	—	—	42,272	1,145
Collateralized mortgage obligations	6	7,216	104	—	—	7,216	104
Asset-backed securities	6	5,443	64	9,315	44	14,758	108
Municipals
Tax-exempt	44	64,755	2,983	—	—	64,755	2,983
Taxable	9	17,149	430	—	—	17,149	430
Total securities available for sale	117	$225,150	$5,671	$10,010	$56	$235,160	$5,727

		December 31, 2015
		Less than 12 Months		12 Months or More		Total
	Number of		Unrealized		Unrealized		Unrealized
	securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Mortgage-backed securities
Agencies	24	$56,787	$244	$1,517	$35	$58,304	$279
Asset-backed securities	9	17,554	291	5,738	204	23,292	495
Corporate bonds	6	—	—	11,190	804	11,190	804
Total securities available for sale	39	$74,341	$535	$18,445	$1,043	$92,786	$1,578

In instances where an unrealized loss did occur, there was no indication of an adverse change in credit on any of the underlying securities in the tables above, and management believes no individual unrealized loss represented an OTTI as of those dates. The Company does not intend to sell and it is not more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, which may be at maturity.
Maturities of Investment Securities
The following table presents the amortized cost and fair value by contractual maturity of investment securities available for sale as of the dates stated. Expected maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed and asset-backed securities that are not due at a single maturity date and equity securities, which do not have contractual maturities, are shown separately.

XENITH BANKSHARES, INC.

	December 31, 2016		December 31, 2015
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$502	$502	$—	$—
Due after one year
but less than five years	12,283	12,056	2,253	2,304
Due after five years
but less than ten years	69,900	66,880	12,518	11,785
Due after ten years	4,141	3,977	9,788	10,173
Mortgage-backed securities
Agencies	135,054	134,890	147,980	149,199
Collateralized	63,837	62,753	—	—
Collateralized mortgage obligations	19,626	19,810	—	—
Asset-backed securities	14,866	14,758	23,787	23,292
Equity securities	969	1,817	970	1,421
Total securities available for sale	$321,178	$317,443	$197,296	$198,174
Federal Home Loan Bank ("FHLB")
The Company's investment in FHLB stock totaled $10.1 million and $2.9 million at December 31, 2016 and 2015, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment, as it is required to be held in order to access FHLB advances (i.e., borrowings). The Company earns dividends from its investment in FHLB stock, and the dividend declared for the quarter ended December 31, 2016 was an annualized rate of 4.77%. The investment in FHLB stock is carried at cost as there is no active market or exchange for the stock other than the FHLB or member institutions.
Federal Reserve Bank ("FRB") and Other Restricted Stock
The Company's investment in FRB totaled $14.0 million and $7.0 million at December 31, 2016 and 2015, respectively. FRB stock is generally viewed as a long-term investment and as a restricted investment, as it is required to be held to effect membership in the Federal Reserve. It is carried at cost as there is not an active market or exchange for the stock other than the FRB or member institutions. The remaining restricted stock in the amount of $178 thousand at December 31, 2016 and 2015 held by the Company is in other banks with which the Bank conducts or has the ability to conduct correspondent activity. These investments are also carried at cost as there is no readily available market for these securities.

XENITH BANKSHARES, INC.

NOTE 7 - Loans and Allowance for Loan Losses
The following table presents the Company’s composition of loans as of the dates stated. All lending decisions are based upon a thorough evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan.
The Company makes owner-occupied real estate ("OORE") loans, which are secured in part by the real estate that is generally the offices or production facilities of the borrower. In some cases, the real estate is not held by the commercial enterprise, rather it is owned by the principals of the business or an entity controlled by the principals. The Company classifies OORE loans as commercial and industrial, as the primary source of repayment of the loan is generally dependent on the financial performance of the commercial enterprise occupying the property, with the real estate being a secondary source of repayment. All periods presented herein reflect this classification.
The Company holds GSLs, which were purchased by Legacy Xenith in 2013 and acquired by the Company in the Merger. These loans were originated under the Federal Family Education Loan Program ("FFELP"), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, the student loans are substantially guaranteed by a guaranty agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the Federal Rehabilitated Loan Program, under which borrowers on defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders. The Company has an agreement with a third-party servicer of student loans to provide all day-to-day operational requirements for the servicing of the loans. The GSLs carry a nearly 98% guarantee of principal and accrued interest. In allocating the consideration paid in the Merger, the Company recorded a fair value adjustment for GSLs reducing the carrying amount in the loan portfolio to a carrying value that approximates the guaranteed portion of the loans.

	December 31, 2016	December 31, 2015
Commercial & Industrial	$895,952	$465,746
Construction	257,712	141,208
Commercial real estate	585,727	423,468
Residential real estate	405,291	347,336
Consumer	274,008	161,918
Guaranteed student loans	44,043	—
Deferred loan fees and related costs	1,323	(724)
Total loans	$2,464,056	$1,538,952

As of December 31, 2016, the Company had $625.0 million of loans pledged to the FRB and the FHLB as collateral for borrowings.

XENITH BANKSHARES, INC.

Allowance for Loan Losses
The following table presents the allowance for loan loss activity, by loan category, for the periods stated:

	December 31, 2016	December 31, 2015
Balance at beginning of period	$23,157	$26,997
Charge-offs:
Commercial & Industrial	6,594	4,575
Construction	8,076	2,046
Commercial real estate	767	103
Residential real estate	2,299	924
Consumer	48	113
Guaranteed student loans	—	—
Overdrafts	134	158
Total charge-offs	17,918	7,919
Recoveries:
Commercial & Industrial	2,969	1,334
Construction	1,264	1,032
Commercial real estate	392	456
Residential real estate	715	580
Consumer	32	51
Guaranteed student loans	—	—
Overdrafts	—	—
Total recoveries	5,372	3,453
Net charge-offs	12,546	4,466
Provision for loan losses	11,329	626
Balance at end of period	$21,940	$23,157

XENITH BANKSHARES, INC.

The following tables present the allowance for loan losses, with the amount independently and collectively evaluated for impairment, and loan balances, by loan type, as of the dates stated:

	December 31, 2016
		Individually Evaluated	Collectively Evaluated
	Total Amount	for Impairment	for Impairment
Allowance for loan losses applicable to:
Purchased credit-impaired loans
Commercial & Industrial	$—	$—	$—
Construction	—	—	—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
Total purchased credit-impaired loans	—	—	—
Originated and other purchased loans
Commercial & Industrial	5,816	3,327	2,489
Construction	1,551	161	1,390
Commercial real estate	2,410	734	1,676
Residential real estate	5,205	1,275	3,930
Consumer	1,967	606	1,361
Guaranteed student loans	—	—	—
Unallocated qualitative	4,991	—	4,991
Total originated and other purchased loans	21,940	6,103	15,837
Total allowance for loan losses	$21,940	$6,103	$15,837
Loan balances applicable to:
Purchased credit-impaired loans
Commercial & Industrial	$897	$897	$—
Construction	992	992	—
Commercial real estate	1,090	1,090	—
Residential real estate	2,122	2,122	—
Consumer	55	55	—
Total purchased credit-impaired loans	5,156	5,156	—
Originated and other purchased loans
Commercial & Industrial	895,055	24,052	871,003
Construction	256,720	7,982	248,738
Commercial real estate	584,637	9,184	575,453
Residential real estate	403,169	12,637	390,532
Consumer	273,953	1,551	272,402
Guaranteed student loans	44,043	—	44,043
Deferred loan fees and related costs	1,323	—	1,323
Total originated and other purchased loans	2,458,900	55,406	2,403,494
Total loans	$2,464,056	$60,562	$2,403,494

XENITH BANKSHARES, INC.

	December 31, 2015
		Individually Evaluated	Collectively Evaluated
	Total Amount	for Impairment	for Impairment
Allowance for loan losses applicable to:
Purchased credit-impaired loans
Commercial & Industrial	$—	$—	$—
Construction	—	—	—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
Total purchased credit-impaired loans	—	—	—
Originated and other purchased loans
Commercial & Industrial	5,925	1,593	4,332
Construction	3,339	951	2,388
Commercial real estate	3,952	640	3,312
Residential real estate	7,501	2,175	5,326
Consumer	840	88	752
Guaranteed student loans	—	—	—
Unallocated qualitative	1,600	—	1,600
Total originated and other purchased loans	23,157	5,447	17,710
Total allowance for loan losses	$23,157	$5,447	$17,710
Loan balances applicable to:
Purchased credit-impaired loans
Commercial & Industrial	$—	$—	$—
Construction	—	—	—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
Total purchased credit-impaired loans	—	—	—
Originated and other purchased loans
Commercial & Industrial	465,746	23,505	442,241
Construction	141,208	21,092	120,116
Commercial real estate	423,468	8,647	414,821
Residential real estate	347,336	12,532	334,804
Consumer	161,918	98	161,820
Guaranteed student loans	—	—	—
Deferred loan fees and related costs	(724)	—	(724)
Total originated and other purchased loans	1,538,952	65,874	1,473,078
Total loans	$1,538,952	$65,874	$1,473,078

XENITH BANKSHARES, INC.

The following tables present the loans that were individually evaluated for impairment, by loan type, as of the dates stated. The tables present those loans with and without an allowance for loan losses and various additional data as of the dates stated:

	December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	$897	$1,298	$—
Construction	992	1,448	—
Commercial real estate	1,090	1,520	—
Residential real estate	2,122	2,989	—
Consumer	55	92	—
Originated and other purchased loans
Commercial & Industrial	12,809	14,185	—
Construction	7,078	16,327	—
Commercial real estate	7,131	9,214	—
Residential real estate	7,038	7,816	—
Consumer	8	28	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	—	—	—
Construction	—	—	—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
Originated and other purchased loans
Commercial & Industrial	11,243	16,297	3,327
Construction	904	1,054	161
Commercial real estate	2,053	2,053	734
Residential real estate	5,599	5,631	1,275
Consumer	1,543	1,546	606
Total loans individually evaluated for impairment	$60,562	$81,498	$6,103

XENITH BANKSHARES, INC.

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	$—	$—	$—
Construction	—	—	—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
Originated and other purchased loans
Commercial & Industrial	14,044	14,924	—
Construction	14,913	16,485	—
Commercial real estate	2,879	3,048	—
Residential real estate	5,125	5,985	—
Consumer	10	31	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	—	—	—
Construction	—	—	—
Commercial real estate	—	—	—
Residential real estate	—	—	—
Consumer	—	—	—
Originated and other purchased loans
Commercial & Industrial	9,461	9,461	1,593
Construction	6,179	6,179	951
Commercial real estate	5,768	7,268	640
Residential real estate	7,407	7,563	2,175
Consumer	88	88	88
Total loans individually evaluated for impairment	$65,874	$71,032	$5,447

XENITH BANKSHARES, INC.

	December 31, 2016		December 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	$919	$2	$—	$—
Construction	1,634	11	—	—
Commercial real estate	1,289	24	—	—
Residential real estate	2,194	17	—	—
Consumer	57	1	—	—
Originated and other purchased loans
Commercial & Industrial	13,176	303	14,488	348
Construction	10,543	206	15,072	—
Commercial real estate	7,542	269	3,973	62
Residential real estate	7,615	14	5,987	53
Consumer	14	—	15	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	—	—	—	—
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Originated and other purchased loans
Commercial & Industrial	11,018	203	9,739	194
Construction	933	9	6,282	194
Commercial real estate	2,123	12	6,024	200
Residential real estate	5,333	173	7,707	198
Consumer	1,565	—	60	—
Total loans individually evaluated for impairment	$65,955	$1,244	$69,347	$1,249

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

XENITH BANKSHARES, INC.

	December 31, 2016	December 31, 2015
Balance at beginning of period	$—	$—
Additions	12,477	—
Accretion (1)	(2,921)	—
Disposals (2)	(526)	—
Balance at end of period	$9,030	$—
_______________________
(1) Accretion amounts are reported in interest income.
(2) Disposals represent the reduction of purchase accounting adjustments due to the resolution of acquired loans at amounts less than the contractually-owed receivable.

Of the $12.5 million fair value adjustment recorded as part of the Merger, $3.2 million was related to $9.9 million of purchased credit-impaired loans. The remaining carrying value and fair value adjustment on the purchased credit-impaired loans as of December 31, 2016 was $5.2 million and $2.2 million, respectively.
Management believes the allowance for loan losses as of December 31, 2016 is adequate to absorb losses inherent in the Company's loan portfolio.
Impaired Loans
Total impaired loans were $60.6 million and $65.9 million at December 31, 2016 and 2015, respectively. In determining the estimated fair value of collateral dependent impaired loans, the Company uses third-party appraisals and, if necessary, utilizes a proprietary database of its historical property appraisals in conjunction with external data and applies a relevant discount derived from analysis of appraisals of similar property type, vintage and geographic location (for example, in situations where the most recent available appraisal is aged and an updated appraisal has not yet be received). Collateral dependent impaired loans were $50.2 million and $60.5 million at December 31, 2016 and 2015, respectively, and are measured at the fair value of the underlying collateral less disposal costs. Impaired loans for which no allowance is provided totaled $39.2 million and $37.0 million at December 31, 2016 and 2015, respectively. Loans written down to their estimated fair value of collateral less costs to sell account for $8.1 million and $18.6 million of the impaired loans for which no allowance has been provided as of December 31, 2016 and 2015, respectively.
Nonperforming Assets
Nonperforming assets consist of nonaccrual loans and other real estate owned and repossessed assets. As of December 31, 2016, the Company had no loans other than GSLs that were past due greater than 90 days and accruing interest. The carrying value of GSLs is substantially fully guaranteed by the federal government as to principal and accrued interest. Pursuant to the guarantee, the Company may make a claim for payment on the loan after a period of 270 days during which no payment has been made on the loan. Payments of principal and interest are guaranteed up to the date of payment under the guarantee.

XENITH BANKSHARES, INC.

The following table presents nonperforming assets as of the dates stated:

	December 31, 2016	December 31, 2015
Purchased credit-impaired loans:
Commercial & Industrial	$897	$—
Construction	992	—
Commercial real estate	1,090	—
Residential real estate	1,549	—
Consumer	39	—
Total purchased credit-impaired loans	4,567	—
Originated and other purchased loans:
Commercial & Industrial	11,805	10,118
Construction	2,830	15,729
Commercial real estate	3,686	3,308
Residential real estate	7,931	6,259
Consumer	1,551	98
Total originated and other purchased loans	27,803	35,512
Total nonaccrual loans	32,370	35,512
Other real estate owned	5,345	12,409
Total nonperforming assets	$37,715	$47,921

A reconciliation of nonaccrual loans to impaired loans as of the dates stated:

	December 31, 2016	December 31, 2015
Nonaccrual loans	$32,370	$35,512
TDRs on accrual	27,603	28,939
Impaired loans on accrual	589	1,423
Total impaired loans	$60,562	$65,874

The following table presents a rollforward of nonaccrual loans for the period stated, which includes $4.4 million of loans acquired in the Merger categorized as transfers in.

	Commercial & Industrial	Construction	Commercial real estate	Residential real estate	Consumer	Total
Balance at December 31, 2015	$10,118	$15,729	$3,308	$6,259	$98	$35,512
Transfers in	12,691	1,795	4,017	9,217	1,758	29,478
Transfers to other real estate owned	(623)	(3,242)	(172)	(724)	—	(4,761)
Charge-offs	(6,594)	(8,076)	(767)	(2,299)	(182)	(17,918)
Payments	(2,928)	(2,610)	(1,272)	(1,911)	(123)	(8,844)
Return to accrual	(48)	—	(221)	(828)	—	(1,097)
Loan type reclassification	86	226	(117)	(234)	39	—
Balance at December 31, 2016	$12,702	$3,822	$4,776	$9,480	$1,590	$32,370

XENITH BANKSHARES, INC.

Age Analysis of Past Due Loans
The following presents an age analysis of loans as of the dates stated:

	December 31, 2016
		30-89 days	90+ days	Total	Total
	Current	Past Due	Past Due	Past Due	Loans
Purchased credit-impaired loans:
Commercial & Industrial	$145	$11	$741	$752	$897
Construction	774	181	37	218	992
Commercial real estate	1,090	—	—	—	1,090
Residential real estate	1,261	297	564	861	2,122
Consumer	16	—	39	39	55
Total purchased credit-impaired loans	3,286	489	1,381	1,870	5,156
Originated and other purchased loans:
Commercial & Industrial	883,531	1,714	9,810	11,524	895,055
Construction	254,058	53	2,609	2,662	256,720
Commercial real estate	580,355	2,911	1,371	4,282	584,637
Residential real estate	395,579	5,124	2,466	7,590	403,169
Consumer	272,147	1,630	176	1,806	273,953
Guaranteed student loans	30,909	5,562	7,572	13,134	44,043
Deferred loan fees and related costs	1,323	—	—	—	1,323
Total originated and other purchased loans	2,417,902	16,994	24,004	40,998	2,458,900
Total loans	$2,421,188	$17,483	$25,385	$42,868	$2,464,056

	December 31, 2015
		30-89 days	90+ days	Total	Total
	Current	Past Due	Past Due	Past Due	Loans
Purchased credit-impaired loans:
Commercial & Industrial	$—	$—	$—	$—	$—
Construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Residential real estate	—	—	—	—	—
Consumer	—	—	—	—	—
Total purchased credit-impaired loans	—	—	—	—	—
Originated and other purchased loans:
Commercial & Industrial	451,776	2,699	11,271	13,970	465,746
Construction	137,147	3,514	547	4,061	141,208
Commercial real estate	422,691	686	91	777	423,468
Residential real estate	329,338	2,485	15,513	17,998	347,336
Consumer	161,909	6	3	9	161,918
Guaranteed student loans	—	—	—	—	—
Deferred loan fees and related costs	(724)	—	—	—	(724)
Total originated and other purchased loans	1,502,137	9,390	27,425	36,815	1,538,952
Total loans	$1,502,137	$9,390	$27,425	$36,815	$1,538,952

XENITH BANKSHARES, INC.

Credit Quality
The following tables present information about the credit quality of the loan portfolio using the Company’s internal rating system as an indicator as of the dates stated:

	December 31, 2016
		Special Mention
	Pass		Substandard	Total
Purchased credit-impaired loans:
Commercial & Industrial	$—	$—	$897	$897
Construction	—	—	992	992
Commercial real estate	—	—	1,090	1,090
Residential real estate	—	—	2,122	2,122
Consumer	—	—	55	55
Total purchased credit-impaired loans	—	—	5,156	5,156
Originated and other purchased loans:
Commercial & Industrial	873,180	9,391	12,484	895,055
Construction	247,335	6,460	2,925	256,720
Commercial real estate	571,781	3,689	9,167	584,637
Residential real estate	366,940	21,646	14,583	403,169
Consumer	270,919	1,467	1,567	273,953
Guaranteed student loans	44,043	—	—	44,043
Deferred loan fees and related costs	1,323	—	—	1,323
Total originated and other purchased loans	2,375,521	42,653	40,726	2,458,900
Total loans	$2,375,521	$42,653	$45,882	$2,464,056

XENITH BANKSHARES, INC.

	December 31, 2015
		Special Mention
	Pass		Substandard	Total
Purchased credit-impaired loans:
Commercial & Industrial	$—	$—	$—	$—
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	—	—	—	—
Consumer	—	—	—	—
Total purchased credit-impaired loans	—	—	—	—
Originated and other purchased loans:
Commercial & Industrial	441,376	11,199	13,171	465,746
Construction	118,218	7,260	15,730	141,208
Commercial real estate	404,093	7,632	11,743	423,468
Residential real estate	315,200	18,338	13,798	347,336
Consumer	160,708	1,055	155	161,918
Guaranteed student loans	—	—	—	—
Deferred loan fees and related costs	(724)	—	—	(724)
Total originated and other purchased loans	1,438,871	45,484	54,597	1,538,952
Total loans	$1,438,871	$45,484	$54,597	$1,538,952

Troubled Debt Restructurings
Loans meeting the criteria to be classified as TDRs are included in impaired loans. As of December 31, 2016 and 2015, loans classified as TDRs were $28.9 million and $30.8 million, respectively. The following table presents the number of and recorded investment in loans classified as TDRs by management as of the dates stated:

	December 31, 2016		December 31, 2015
		Recorded Investment		Recorded Investment
	Number of Contracts		Number of Contracts
Commercial & Industrial	13	$13,067	14	$14,253
Construction	5	5,225	4	5,440
Commercial real estate	7	5,498	7	5,577
Residential real estate	14	5,082	15	5,483
Consumer	—	—	—	—
Total	39	$28,872	40	$30,753

Of TDRs, amounts totaling $27.6 million were accruing and $1.3 million were nonaccruing at December 31, 2016, and $28.9 million were accruing and $1.8 million were nonaccruing at December 31, 2015. Loans classified as TDRs that are on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers whether such loans may return to accrual status. Loans classified as TDRs in nonaccrual status may be returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan in accordance with the modified terms. For the year ended December 31, 2016, two nonaccrual TDRs were returned to accrual status.

XENITH BANKSHARES, INC.

The following table presents a rollforward of accruing and nonaccruing TDRs for the period stated:

	Accruing	Nonaccruing	Total
Balance at December 31, 2015	$28,939	$1,814	$30,753
Charge-offs	—	—	—
Payments	(1,894)	(713)	(2,607)
New TDR designation	117	609	726
Release TDR designation	—	—	—
Transfer	441	(441)	—
Balance at December 31, 2016	$27,603	$1,269	$28,872
The following table presents performing and nonperforming loans identified as TDRs, by loan type, as of the dates stated:

	December 31, 2016	December 31, 2015
Performing TDRs:
Commercial & Industrial	$12,247	$13,387
Construction	5,152	5,363
Commercial real estate	5,498	5,339
Residential real estate	4,706	4,850
Consumer	—	—
Total performing TDRs	27,603	28,939
Nonperforming TDRs:
Commercial & Industrial	820	866
Construction	73	77
Commercial real estate	—	238
Residential real estate	376	633
Consumer	—	—
Total nonperforming TDRs	1,269	1,814
Total TDRs	$28,872	$30,753
The allowance for loan losses allocated to TDRs was $705 thousand and $1.6 million at December 31, 2016 and 2015, respectively. There were no TDRs charged off and there was no allocated portion of allowance for loan losses associated with TDRs charged off during the year ended December 31, 2016. The total of TDRs charged off and the allocated portion of allowance for loan losses associated with TDRs charged off was $158 thousand and $135 thousand, respectively, for the year ended December 31, 2015.
The following table presents a summary of the primary reason and pre- and post-modification outstanding recorded investment for loan modifications that were classified as TDRs during the years ended December 31, 2016 and 2015. The table includes modifications made to existing TDRs as well as new modifications that are considered TDRs for the periods presented. TDRs made with a below market rate that also include a modification of loan structure are included under rate change.

XENITH BANKSHARES, INC.

	December 31, 2016
	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial & Industrial	—	$—	$—	2	$738	$638
Construction	—	—	—	1	4	4
Commercial real estate	—	—	—	—	—	—
Residential real estate	—	—	—	1	84	84
Consumer	—	—	—	—	—	—
Total	—	$—	$—	4	$826	$726

	December 31, 2015
	Rate			Structure
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial & Industrial	2	$391	$391	1	$353	$353
Construction	—	—	—	—	—	—
Commercial real estate	—	—	—	5	5,719	5,144
Residential real estate	—	—	—	2	1,499	1,499
Consumer	—	—	—	—	—	—
Total	2	$391	$391	8	$7,571	$6,996

For the years ended December 31, 2016 and 2015, the Company had no loans for which there was a payment default and subsequent movement to nonaccrual status that were modified as TDRs.
The Company had no commitments to lend additional funds to debtors owing receivables identified as TDRs at December 31, 2016 and December 31, 2015.

XENITH BANKSHARES, INC.

NOTE 8 - Goodwill and Other Intangible Assets
Goodwill of $26.9 million and core deposit intangibles of $4.0 million were recorded in the allocation of the purchase consideration in the Merger. The estimated core deposit intangible is being amortized over approximately eight years on a straight-line basis. The following table presents goodwill and other intangible assets as of the dates stated. Core deposit intangibles existing at December 31, 2015 were fully amortized as of December 31, 2016.
The following table presents the Company's intangibles as of the dates stated:

	December 31, 2016	December 31, 2015
Amortizable core deposit intangibles:
Gross amount	$4,006	$4,756
Accumulated amortization	(219)	(4,508)
Net core deposit intangibles	3,787	248
Goodwill	26,931	—
Total goodwill and other intangible assets, net	$30,718	$248

Estimated future amortization of core deposit intangibles is $526 thousand for each of the five years 2017 through 2021 and $1.2 million thereafter.

XENITH BANKSHARES, INC.

NOTE 9 - Premises and Equipment
The following table presents premises and equipment as of the dates stated:

	December 31, 2016	December 31, 2015
Land	$16,609	$16,392
Buildings and improvements	48,967	42,870
Leasehold improvements	2,162	1,379
Equipment, furniture and fixtures	17,584	15,684
Construction in progress	—	18
	85,322	76,343
Less accumulated depreciation and amortization	(28,326)	(24,208)
Premises and equipment, net	$56,996	$52,135

Depreciation and amortization expense related to premises and equipment for the years ended December 31, 2016 and 2015 was $2.9 million and $3.1 million, respectively.

XENITH BANKSHARES, INC.

NOTE 10 - Other Real Estate Owned and Repossessed Assets
The following table presents a rollforward of other real estate owned and repossessed assets for the period stated:

Amount
Balance at December 31, 2015	$12,409
Transfers in (via foreclosure)	5,961
Acquired in the Merger	738
Sales	(13,231)
Gains on sales	1,286
Impairments	(1,818)
Balance at December 31, 2016	$5,345

As of December 31, 2016, there were $149 thousand of residential real estate properties included in the balance of other real estate owned and repossessed assets. Also at December 31, 2016, the Company held $564 thousand of residential real estate mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.
Other real estate owned and repossessed assets are reported net of a valuation allowance. The following table shows an analysis of the valuation allowance on these assets for the periods stated:

	December 31, 2016	December 31, 2015
Balance at beginning of period	$9,875	$7,553
Impairments	1,818	5,263
Charge-offs	(8,662)	(2,941)
Balance at end of period	$3,031	$9,875

The following table presents amounts applicable to other real estate owned and repossessed assets included in the consolidated statements of income for the periods stated:

	December 31, 2016	December 31, 2015
Gains on sales	$(1,286)	$(123)
Impairments	1,818	5,263
Operating expenses	368	1,117
Total	$900	$6,257

XENITH BANKSHARES, INC.

NOTE 11 - Deposits
The following table presents a summary of deposit accounts as of the dates stated:

	December 31, 2016	December 31, 2015
Noninterest-bearing demand deposits	$501,678	$298,351
Interest-bearing:
Demand and money market	1,113,453	693,413
Savings deposits	86,739	61,023
Time deposits less than $250	785,303	592,089
Time deposits $250 or more	84,797	60,269
Total deposits	$2,571,970	$1,705,145

Deposits of officers and directors as of December 31, 2016 and 2015 totaled $44.2 million and $41.3 million, respectively.

The following table presents time deposit accounts by year of maturity and weighted average interest rates for the next five years, as of December 31, 2016:

		Weighted
Year	Total	Average Rate
2017	$620,688	0.92%
2018	109,206	1.20%
2019	92,150	1.60%
2020	22,554	1.52%
2021	25,457	1.65%
Thereafter	45	1.19%
Total time deposits	$870,100

XENITH BANKSHARES, INC.

NOTE 12 - Derivative Instruments

Derivatives are financial instruments whose value is based on one or more underlying assets. The Company, through GBMI, originated residential mortgage loans for sale into the secondary market on a best efforts basis. In connection with the underwriting process, the Company entered into commitments to lock-in the interest rate of the loan with the borrower prior to funding ("interest rate lock commitments"). Generally, such interest rate lock commitments were for periods less than 60 days. These interest rate lock commitments are considered derivatives. The Company managed its exposure to changes in fair value associated with these interest rate-lock commitments by entering into simultaneous agreements to sell the residential loans to third-party investors shortly after origination and funding. At December 31, 2016 and 2015, the Company had loans held for sale of $9.9 million and $56.5 million, respectively, reported in assets from discontinued operations on its consolidated balance sheets.

Under the contractual relationship in the best efforts method, the Company was obligated to sell the loans only if the loans close. As a result of the terms of these contractual relationships, the Company is not exposed to changes in fair value nor will it realize gains or losses related to its interest rate lock commitments due to subsequent changes in interest rates. At December 31, 2016 and 2015, the Company had interest rate lock commitments in the amounts of $1.4 million and $50.6 million, respectively. The Company’s interest rate lock commitments are related to the operations of GBMI, which are reported as discontinued operations.

The Company has derivative financial instruments not designated as hedges and result from a service the Company provides to meet the needs of certain commercial customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Derivative contracts are executed between the Company and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap arrangement enabling the commercial loan customers to effectively exchange variable-rate interest payments under their existing obligations for fixed-rate interest payments. These derivatives do not meet hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in net income. For the year ended December 31, 2016 and 2015, the Company recorded $110 thousand and $204 thousand, respectively, of income related to its back-to-back interest rate swap program that was included in other noninterest income on the consolidated statements of income.

The Company has minimum collateral requirements with its financial institution counterparties for non-hedge derivatives that contain provisions, whereby if the Company fails to maintain its status as a well or an adequately capitalized institution, the Company could be required to terminate or fully collateralize the derivative contract. Additionally, if the Company defaults on any of its indebtedness, including default where repayment has not been accelerated by the lender, the Company could also be in default on its derivative obligations. As of December 31, 2016, the Bank had cash and securities in the amount of $1.1 million pledged as collateral under the agreements. If the Company is not in compliance with the terms of the derivative agreements, it could be required to settle its obligations under the agreements at termination value.

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company’s derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association (ISDA) master agreements, which include right of setoff provisions. In such cases there is generally a legally enforceable right to offset recognized amounts, and there may be an intention to settle such amounts on a net basis. However, the Company has not offset financial instruments for financial reporting purposes.

XENITH BANKSHARES, INC.

The following tables present information about derivatives that are eligible for offset in the consolidated balance sheets as of the dates stated:

		Gross	Net Amounts	Gross Amounts
		Amounts	of Assets	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash and Security
	Recognized	Balance	Balance	Financial	Collateral	Net
	Assets	Sheets	Sheets	Instruments	Received	Amount
Derivative assets:
December 31, 2016
Interest rate swap agreements	$1,223	$—	$1,223	$53	$1,120	$50
December 31, 2015
Interest rate swap agreements	1,219	—	1,219	—	—	1,219

		Gross	Net Amounts	Gross Amounts
		Amounts	of Liabilities	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash and Security
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheets	Sheets	Instruments	Pledged	Amount
Derivative liabilities:
December 31, 2016
Interest rate swap agreements	$1,226	$—	$1,226	$53	$341	$832
December 31, 2015
Interest rate swap agreements	1,219	—	1,219	—	1,219	—

XENITH BANKSHARES, INC.

NOTE 13 - Income Taxes

The provision (benefit) for income taxes is based upon the results of operations, adjusted for the effect of certain tax-exempt income and nondeductible expenses. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes resulting in temporary differences. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit on the Company’s consolidated statements of income. As of December 31, 2016, the Company had a net deferred tax asset of $157.8 million, which is net of a valuation allowance of $780 thousand.

The following table presents the statutory tax rate reconciled to the Company’s effective tax rate from continuing operations for the periods stated:

	December 31, 2016		December 31, 2015
	Tax	Rate	Tax	Rate
Income tax benefit at statutory rate	$(1,493)	(35.00)%	$(587)	(35.00)%
State tax expense, net of federal benefit	(120)	(2.85)%	95	5.66%
Other nondeductible expenses	14	0.33%	—	—%
Nondeductible Merger-related expenses	1,310	31.09%	—	—%
Tax-exempt income	(681)	(16.16)%	(470)	(28.01)%
Reduction in state statutory tax rate	1,170	27.76%	2,653	158.10%
Change in state tax apportionment	372	8.83%	—	—
Valuation allowance release	(59,950)	n/m	(95,111)	n/m
Loss of deferred tax assets due to Section 382 limitation	—	—	756	45.05%
Prior year's tax return adjustments	(99)	(2.35)%	—	—%
Adjustments to deferred items	(193)	(4.58)%	—	—%
Other	(58)	(1.38)%	249	14.84%
Income tax benefit reported	$(59,728)	n/m	$(92,415)	n/m

n/m - Rate not meaningful

The reduction in the statutory state tax rate resulted in a reduction in the Company’s deferred tax asset related to net operating losses in a state in which the Company does business. This change was enacted during 2016 and is effective beginning in 2017.

Deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities. These differences will result in deductible or taxable amounts in a future year(s) when the reported amounts of assets or liabilities are recovered or settled. Deferred assets and liabilities are stated at tax rates expected to be in effect in the year(s) the differences reverse. A valuation allowance is recorded against that portion of the deferred tax assets when it is not more likely than not that all or a portion of the asset will be realized.

XENITH BANKSHARES, INC.

The following table presents the components of the net deferred tax asset as of the dates stated:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan losses	$31,854	$38,137
Federal net operating loss carryforward	114,965	103,578
State net operating loss carryforward	3,841	4,431
Start-up costs	1,377	—
AMT carryforward	502	502
Impairment of other real estate owned	5,247	10,812
Compensation related	3,428	2,546
SERP related	705	—
Interest on nonaccrual loans	5,617	6,024
Basis in acquired loans	3,654	—
Other acquisition accounting adjustments	316	—
Other tax assets	1,351	1,392
Gross deferred tax assets before valuation allowance	172,857	167,422
Valuation allowance	(780)	(60,695)
Total deferred tax assets	172,077	106,727
Deferred tax liabilities:
Unearned loan costs in excess of loan fees	1,739	1,040
Prepaid expenses	727	631
Other acquisition accounting adjustments	9,466	10,255
Core deposit intangibles	921	—
Fixed asset related	644	2,302
Unrealized gains on securities	381	318
Other tax liabilities	374	39
Gross deferred tax liabilities	14,252	14,585
Net deferred tax asset	$157,825	$92,142

A valuation allowance related to all components of net deferred tax asset was established in 2009 and was adjusted, as necessary, each reporting period. The valuation allowance was established based upon a determination at the time that it was not more likely than not that the deferred tax assets would be fully realized primarily as a result of the significant operating losses experienced by the Company during 2009 and several years thereafter. For the year ended December 31, 2015, management determined that is was more likely than not that a portion of its deferred tax assets would be realized and released a portion of its valuation allowance in the amount of $95.1 million. In the third quarter of 2016, management determined that it was more likely than not that substantially all of its net deferred tax asset would be realized and released substantially all of the remaining valuation allowance, which totaled $60.0 million.

ASC 740, paragraph 740-10-30-18, states that four possible sources of taxable income may be available under the tax law to realize a tax benefit for deductible temporary differences. In determining the need for a valuation allowance and in accordance with ASC 740-10-30-17, management evaluated all available evidence, both positive and negative, assessing the objectivity of the evidence and giving more weight to that evidence which is more objective than evidence which is subjective. Positive and negative evidence refers to factors affecting the predictability of one or more of the four sources of taxable income.

The positive evidence in the third quarter of 2016 included the fact that the Company has been in a positive cumulative pre-tax income position for the previous three years, and the Company expects to generate taxable income in future years sufficient to absorb substantially all of its net deferred tax assets. A significant component of the Company’s deferred tax assets relates to

XENITH BANKSHARES, INC.

federal net operating losses ("NOLs") carrying forward of approximately $300.0 million as of September 30, 2016, which under current law can be carried forward 20 years. Legacy Xenith did not have federal NOLs carrying forward.

The table below summarizes deferred tax assets related to federal and state NOLs and tax credits and the periods over which they expire, as of December 31, 2016:

Type of NOL	Expiration Dates	Deferred Tax Asset	Valuation Allowance	Net Deferred Tax Asset
Federal	2030-2036	$114,965	$—	$114,965
State	2030-2036	3,841	(780)	3,061
Alternative Minimum Tax	None	502	—	502
Total		$119,308	$(780)	$118,528

Management’s estimate of future taxable income was based on internal projections, which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which, while inherently subject to judgment, management believed to be reasonable. At December 31, 2015, management concluded that the Company did not have sufficient future income to absorb all NOLs carrying forward and only a portion of the deferred tax asset related to NOLs would be realized, thus releasing only a portion of the valuation allowance. In the third quarter of 2016, as a result of the Merger, management believed the Company had sufficient future income to absorb substantially all of the deferred tax assets, including assets relating to NOLs, and substantially all of the remaining valuation allowance was released. The remaining valuation allowance relates to the deferred tax asset related to NOLs in the Commonwealth of Virginia, where Xenith Bankshares, Inc. (the parent company) files a standalone tax return. The parent company is not expected to generate taxable income in future periods; therefore, management has concluded that it is not more likely than not that the deferred tax asset related to these NOLs, which totals approximately $780 thousand as of December 31, 2016 will be utilized.

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

Federal tax returns filed by the Company for tax years 2010 through 2015 are subject to examination. Federal tax returns filed by Legacy Xenith for the years 2013 through 2015 are subject to examination. Tax returns filed in various states are subject to examination for tax years varying from the 2009 through 2015.

XENITH BANKSHARES, INC.

NOTE 14 - Borrowings

The Bank has secured borrowing facilities with the FHLB and the FRB. As of December 31, 2016, total credit availability under the FHLB facility was $831.6 million and with pledged, lendable collateral value, which was $309.1 million. Under this facility, as of December 31, 2016, there were short-term, non-amortizing borrowings outstanding of $172.0 million. Credit availability under the FRB facility as of December 31, 2016 was $157.8 million, which is also based on pledged collateral. At December 31, 2016, the Bank had no borrowings under the FRB facility.

Short-term borrowing sources also include lines of credit with nine banks to borrow federal funds up to $163.0 million on an unsecured basis. The lines are uncommitted and can be canceled by the lender at any time. Three of the lines expire within one year; the remaining lines have no stated expiration. At December 31, 2016, no amounts were outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing Federal Funds Rate.

The Company has four placements of trust preferred securities. In all four trusts, the trust issuer has invested the total proceeds from the sale of the trust preferred securities in junior subordinated deferrable interest debentures issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, which resets quarterly. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company's obligation under the guarantee is unsecured and subordinate to other senior and subordinated indebtedness. The trust preferred securities are redeemable only at the Company's discretion, subject to regulatory approval. The aggregate carrying value of these debentures as of December 31, 2016 was $30.2 million. The difference between the par amounts and the carrying amounts of the debentures, due to purchase accounting adjustments recorded at the acquisition of Gateway Financial Holdings, Inc. in 2008, is being amortized using the interest method as an adjustment to interest expense. Effective interest rates for the trust preferred securities for the year ended December 31, 2016 were between 6.33% and 7.27%.
On June 26, 2015, Legacy Xenith issued and sold $8.5 million in aggregate principal amount of its 6.75% subordinated notes due 2025 pursuant to a Subordinated Note Purchase Agreement (the "Subordinated Notes"). The Subordinated Notes, which the Company assumed in the Merger, bear interest at an annual rate of 6.75%, which is payable quarterly in arrears on March 31, June 30, September 30, and December 31. The Subordinated Notes qualify as Tier 2 capital for the Company. As of December 31, 2016, the carrying value of the Subordinated Notes was $8.6 million, which includes the remaining fair value adjustment recorded immediately following the Merger. For the period from the Merger through December 31, 2016, the effective interest rate, including the amortization of the purchase accounting adjustment, on the Subordinated Notes was 6.40%. As of December 31, 2016, the Company and the Bank, as applicable, were in compliance with all covenants of the Subordinated Notes.

Legacy Xenith had an agreement with a national bank that provided an unsecured senior term loan credit facility up to $15 million (the "Credit Agreement"). Immediately prior to the completion of the Merger, amounts outstanding under the Credit Agreement of $10.4 million, were repaid in full by the Company.

XENITH BANKSHARES, INC.

NOTE 15 - Earnings Per Share

The following tables present weighted average basic and diluted shares outstanding and basic and diluted earnings per share for the years ended December 31, 2016 and 2015. Earnings per share is presented for continuing operations, discontinued operations and total net income attributable to the Company. There were 186 thousand and 450 thousand stock options not included in the diluted earnings per share calculations for the years ended December 31, 2016 and 2015, respectively, because their inclusion would have been antidilutive. Additionally, 56,376 warrants were not included in the calculations, as the inclusion of these would have been anti-dilutive.

	December 31, 2016	December 31, 2015
Weighted average shares outstanding, basic	19,685,290	17,140,708
Dilutive effect of warrants	49,485	47,526
Dilutive effect of equity awards	19,196	62,071
Dilutive shares	68,681	109,597
Weighted average shares outstanding, diluted	19,753,971	17,250,305

	December 31, 2016	December 31, 2015
Net Income:
Net income from continuing operations	$55,514	$90,737
Net income from discontinued operations	1,528	2,218
Net income attributable to Xenith Bankshares	$57,042	$92,955

Basic earnings per share:
Earnings per share from continuing operations	$2.82	$5.29
Earnings per share from discontinued operations	0.08	0.13
Earnings per share attributable to Xenith Bankshares	$2.90	$5.42

Diluted earnings per share:
Earnings per share from continuing operations	$2.81	$5.26
Earnings per share from discontinued operations	0.08	0.13
Earnings per share attributable to Xenith Bankshares	$2.89	$5.39

XENITH BANKSHARES, INC.

NOTE 16 - Share-based Compensation
On October 4, 2011, the Company's shareholders approved the 2011 Omnibus Incentive Plan (the "Plan"), which succeeded the Company's 2006 Stock Incentive Plan and provided for the grant of up to 275,000 shares of Company common stock as awards to employees of the Company and its related entities, members of the board of directors of the Company, and members of the board of directors of any of the Company's related entities. On June 25, 2012, the Company's shareholders approved an amendment to the Plan that increased the number of shares reserved for issuance under the Plan to 1,367,500 of which 91,472 remain available for future grant as of December 31, 2016.
Pursuant to the Merger Agreement, at the effective time of the Merger, the Company assumed the Legacy Xenith equity incentive plans (the "Legacy Xenith Plans"). At the effective time of the Merger, each stock option granted by Legacy Xenith (a "Legacy Xenith Option") that was outstanding and unexercised immediately prior to the effective time of the Merger and whether or not vested was converted into an option to acquire, on the same terms and conditions as were applicable under such Legacy Xenith Option immediately prior to the effective time of the Merger, shares of Company common stock. The number of shares of Company common stock subject to the Legacy Xenith Options was equal to the number of shares of Legacy Xenith common stock subject to such Legacy Xenith Option immediately prior to the effective time of the Merger multiplied by the Exchange Ratio (rounding any resultant fractional share down to the nearest whole number of shares), at a price per share of Company common stock equal to the price per share under such Legacy Xenith Option divided by the Exchange Ratio (rounding any resultant fractional cent up to the nearest whole cent). As a result of the Merger, 72,805 Legacy Xenith options were converted into 320,342 options to acquire shares of Company common stock, all of which will be issued under the Legacy Xenith Plans. It is not anticipated that the Company will make future awards under the Legacy Xenith Plans. Other than stock options, there were no equity awards outstanding under the Legacy Xenith Plans following the completion of the Merger.
Stock Options
All outstanding options issued by the Company prior to 2014 have original terms that range from five to ten years and are either fully vested and exercisable at the date of grant or vest ratably over three to ten years. During 2014, there were 551,004 stock options granted to certain Company executive managers. The options granted during 2014 vest over a four-year period and expire in August 2021. Stock options that had been granted under the Legacy Xenith Plans and converted into options to acquire shares of Company common stock were fully vested prior to the completion of the Merger.
In connection with the Merger, 207,407 stock options were granted to executive managers. These options vest ratably over a period of three years. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option valuation model. The Company must make assumptions regarding the expected life of the options, forfeitures of options, expected dividends and volatilities in share price within the valuation model. Expected volatilities for the grants were based on a weighting of historic volatilities of the two companies prior to the Merger. The risk-free rate for the period within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The following table presents the assumptions used in the valuation of stock options for the period stated. No forfeitures or dividends were assumed in the valuation.

December 31, 2016
Average expected life in years	4.50
Expected volatility	48.90%
Risk-free interest rate	0.96%

XENITH BANKSHARES, INC.

The following table presents a summary of the Company's stock option activity and related information for the period stated:

	Options Outstanding	Weighted Average Exercise Price		Weighted-Average Contractual Term in Years
			Aggregate Intrinsic Value

Balance at December 31, 2015	356,689	$24.00	$760	5.68
Issued at the Merger	320,342	14.54
Granted	207,407	19.70
Forfeited and canceled	(80,561)	16.10
Exercised	(81,792)	15.41
Expired	(8,923)	15.79
Balance at December 31, 2016	713,162	$16.79	$3,275	5.09

As of December 31, 2016, there was $2.2 million of total unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted-average period of 1.29 years.
Restricted Stock Units
The Company grants restricted stock units ("RSUs") to non-employee directors and certain employees pursuant to the Plan. Grants of these awards are valued based on the closing price on the day of grant. RSUs are not eligible to receive dividends or dividend equivalents until the RSUs are settled in Company common stock, at which time, the participant will be entitled to all the same rights as a shareholder of the Company. In connection with the Merger, 67,498 RSUs were settled in cash and 87,137 RSUs were issued to executive managers and members of the board of directors, which vest over various periods up to three years.
The following table presents a summary of the Company's unvested RSU activity and related information for the period stated:

	Number of Unvested Awards	Weighted Average Grant Date Fair Value

Balance at December 31, 2015	95,403	$16.60
Granted	79,500	19.70
Vested	(91,105)	18.04
Forfeited and canceled	(14,298)	16.10
Balance at December 31, 2016	69,500	$20.62

Since the establishment of the Plan, 287,365 RSUs have fully vested, of which 202,166 have settled in Company common stock and 67,498 have settled in cash as of December 31, 2016. As of December 31, 2016, there was $1.1 million of total unrecognized compensation cost related to RSUs.
Compensation cost relating to share-based awards is accounted for in the consolidated financial statements based on the fair value of the share-based award on the date of the award and are expensed over the vesting period. Share-based compensation expense recognized in the consolidated statements of income for the periods stated:

	December 31, 2016	December 31, 2015
Expense recognized:
Related to stock options	$393	$1,067
Related to restricted stock units	1,606	1,071

XENITH BANKSHARES, INC.

NOTE 17 - 401(k) Plans
The Company has a 401(k) defined contribution plan (the "HRB Plan") covering any employee of the Company or the Bank who was an employee prior to the Merger or any employee of the Company or the Bank hired after the effective date of the Merger, who was at least 21 years of age and had at least three months of service. Participants were able to contribute up to 96% of their covered compensation under the HRB Plan, subject to statutory limitations. The HRB Plan provided a safe harbor matching contribution of 100% of the first 3% of contributions made by participants and 50% of the next 2% of contributions. The Company was also able to make additional discretionary contributions to the HRB Plan. Participants were fully vested in their contributions and the Company's match immediately and become fully vested in the Company's discretionary contributions after three years of service. The Company offers its stock as an investment option under the HRB Plan. The Company made no discretionary contributions in 2016 or 2015.
Legacy Xenith had a 401(k) defined contribution plan (the "Legacy XBKS Plan") covering all eligible employees of Legacy Xenith Bank who were employees prior to the Merger, which the Company assumed in the Merger and remained in effect through December 31, 2016. There were no age or service requirements under the Legacy XBKS Plan. The Legacy XBKS Plan provided a safe harbor matching contribution of 100% of the first 1% of contributions made by participants and 50% of the next 5% of contributions.
Matching contributions reported in the Company's consolidated income statements under both the HRB Plan and the Legacy XBKS Plan for the years ended December 31, 2016 and 2015 were $1.0 million and $838 thousand, respectively.

XENITH BANKSHARES, INC.

NOTE 18 - Retirement Plans
Supplemental Executive Retirement Plans
The Company has entered into supplemental executive retirement plans (the "HRB SERPs") with several key employees. Under the HRB SERPs, two employees are eligible to receive an annual benefit payable in fifteen installments each equal to $50 thousand following the attainment of their plan retirement date.
In connection with the Merger, the Company assumed the Colonial Virginia Bank Executive Retirement Plan (the "CVB SERP"). The CVB SERP provides for the payment of supplemental retirement benefits to three former Colonial Virginia Bank executives. All benefits to the employees are fully vested and payments may begin six months following the employee's termination of employment, as defined by the CVB SERP. At December 31, 2016, two former Colonial Virginia Bank employees are receiving payments under the CVB SERP.
The Company recognizes expense each year related to the HRB SERPs and CVB SERP based on the present value of the benefits expected to be provided to the employees and any beneficiaries. As of December 31, 2016, the accrued liability related to the HRB SERPs and the CVB SERP recorded on the Company's consolidated balance sheets was $2.4 million and $1.8 million as of December and 2016 and 2015, respectively. For the period ended December 31, 2016, the Company paid $675 thousand of benefits to former employees.
The plans are unfunded and there are no plan assets. The Company also has a grantor trust (rabbi trust) as a source of funds to pay benefits under the CVB SERP. At December 31, 2016, $1.8 million in cash and investment securities was held in the rabbi trust and is recorded in other assets on the Company's consolidated balance sheet. The rabbi trust assets are subject to the general unsecured creditors of the Company.
Board of Directors Retirement Agreements
The Company has entered into retirement agreements with certain former and current members of its board of directors. Participants are eligible for compensation under the agreements upon the sixth anniversary of the participant's first board meeting. Benefits are to be paid in monthly installments commencing at retirement and ending upon the death, disability or mutual consent of both parties to the agreement. Under the agreements, the participants continue to serve the Company after retirement by performing certain duties as outlined in the agreements. For the years ended December 31 2016 and 2015, the Company expensed $28 thousand and $39 thousand, respectively, related to these agreements.

XENITH BANKSHARES, INC.

NOTE 19 - Related Parties
Both the Company's and the Bank's officers and directors and their related interests have various types of loans with the Bank. As of December 31, 2016 and 2015, the total of these related-party loans outstanding was $14.8 million and $18.0 million, respectively. New loans to officers and directors in 2016 and 2015 totaled $1.9 million and $3.5 million, respectively, and repayments in 2016 and 2015 amounted to $5.2 million and $16.8 million, respectively. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other favorable terms.
Deposits of officers and directors as of December 31, 2016 and 2015 totaled $44.2 million and $41.3 million, respectively.

XENITH BANKSHARES, INC.

NOTE 20 - Warrants
On December 31, 2008, as part of the Treasury's Troubled Asset Relief Program Capital Purchase Program ("TARP CPP"), the Company entered into a Letter Agreement and Securities Purchase Agreement with the Treasury, pursuant to which the Company sold 80,347 shares of its Fixed-Rate Cumulative Perpetual Preferred Stock, Series C, no par value per share, having a liquidation preference of $1,000 per share (the "Series C Preferred") and a warrant (the "Warrant") to purchase 53,035 shares of its common stock at an initial exercise price of $227.25 per share, subject to certain anti-dilution and other adjustments, for an aggregate purchase price of $80.3 million in cash.
On August 12, 2010, the Company and Treasury executed the Exchange Agreement, which provided for (i) the exchange of 80,347 shares of Series C Preferred for 80,347 shares of a newly-created Series C-1 preferred stock ("Series C-1 Preferred"), (ii) the conversion of the Series C-1 Preferred at a discounted conversion value of $6,500 per share into 2,089,022 shares of common stock at a conversion price of $10.00 per share, and (iii) the amendment of the terms of the Warrant to provide for the purchase of up to 53,035 shares of the Company's common stock at an exercise price of $10.00 per share for a ten-year term following the issuance of the amended warrant to the Treasury (the "Amended TARP Warrant"). The transactions were consummated on September 30, 2010.
As a result of a 2012 capital raise and the Amended TARP Warrant's anti-dilution provisions, the number of shares underlying the Amended TARP Warrant was adjusted to 757,633 shares of common stock and the exercise price to purchase such shares was adjusted to $0.70 per share. As a result of the Reverse Stock Split, the number of shares underlying the Amended TARP Warrant was further adjusted to 75,763 shares of the Company's common stock and the exercise price to purchase such shares was further adjusted to $7.00 per share.
The Amended TARP Warrant may be exercised at any time on or before September 30, 2020 by surrender of the Amended TARP Warrant and a completed notice of exercise attached as an annex to the Amended TARP Warrant and the payment of the exercise price for the shares for which the Amended TARP Warrant is being exercised. The exercise price may be paid either by the withholding by the Company of such number of shares of common stock issuable upon exercise of the Amended TARP Warrant equal to the value of the aggregate exercise price of the Amended TARP Warrant determined by reference to the market price of common stock on the trading day on which the Amended TARP Warrant is exercised or, if agreed to by the Company and the Amended TARP Warrant holder, by the payment of cash equal to the aggregate exercise price. The Amended TARP Warrant and all rights under the Amended TARP Warrant are transferable and assignable.
Additionally, an aggregate of 56,376 warrants to purchase shares of the Company's common stock at an exercise price of $26.20 per share were outstanding. These warrants, which were outstanding for Legacy Xenith and assumed by the Company in the Merger, are exercisable immediately and expire on May 8, 2019.

XENITH BANKSHARES, INC.

NOTE 21 - Dividend Restrictions
Under Virginia law, no dividend may be declared or paid out of a Virginia chartered bank's paid-in capital. Xenith Bankshares, as the holding company for Xenith Bank, may be prohibited under Virginia law from the payment of dividends if the Virginia Bureau of Financial Institutions determines that a limitation of dividends is in the public interest and is necessary to ensure the Company's financial soundness and may also permit the payment of dividends not otherwise allowed by Virginia law.
The terms of the Subordinated Notes further restrict the Company from paying a dividend while an event of default exists and from paying a cash dividend if certain regulatory capital ratios are below certain levels, as defined under the agreement.

XENITH BANKSHARES, INC.

NOTE 22 - Regulatory Matters
The Company is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum common equity Tier 1, Tier 1 leverage, Tier 1 risk-based capital and total risk-based capital ratios. In July 2013, the Federal Reserve, the Federal Deposit Insurance Company (the "FDIC") and the Office of the Comptroller of the Currency approved a final rule (the "Basel III Rules") establishing a regulatory capital framework that implements in the U.S. the Basel Committee’s Revised Framework to the International Convergence of Capital Management and Capital Standards regulatory capital reforms from the Basel Committee on Banking Supervision (the "Basel Committee") and certain changes required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"). These rules implement higher minimum capital requirements for bank holding companies and banks, including the new common equity Tier 1 capital requirement, and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. The Company was subject to these new minimum capital level requirements beginning January 1, 2015. The Basel III Rules also introduce a "capital conservation buffer," which is an addition of 2.5% to each minimum capital ratio requirement and is phased-in over a four-year period beginning in January 2016.
The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Bank regulatory agencies could impose higher capital requirements to meet "well capitalized" standards and any future regulatory change could impose higher capital standards as a routine matter.
The Basel III Rules also set forth changes in the methods of calculating certain risk-weighted assets that are deemed to be of higher risk, which in turn affect the calculation of risk-based ratios. These changes were also effective beginning January 1, 2015. Under the Basel III Rules, higher or more sensitive risk weights are assigned to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on nonaccrual, foreign exposures and certain corporate exposures. In addition, the Basel III Rules include greater recognition of collateral and guarantees, and revised capital treatment for derivatives and repo-style transactions.
In addition, the Basel III Rules include certain exemptions to address concerns about the regulatory burden on community banks. For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009 are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010 on a permanent basis, without any phase out. Community banks were able to elect on a one-time basis in their March 31, 2015 quarterly filings to permanently opt-out out of the requirement to include most AOCI components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the current capital rules. Under the Basel III Rules, the Company made such election to exclude AOCI from capital.
As of December 31, 2016, the Company and the Bank are considered to be "well capitalized" under the published regulatory definition of a well-capitalized bank. The Company and the Bank satisfy the capital adequacy ratios under Basel III. In 2019 after the buffer is fully phased in, the Basel III ratios will be higher than the "well capitalized" ratios. There are no conditions or events since December 31, 2016 that management believes has changed the Bank’s status as well-capitalized.
The following table presents the capital, for the various capital ratios, and risk-weighted assets for the Bank and Xenith Bankshares, as of the dates stated:

XENITH BANKSHARES, INC.

	December 31, 2016		December 31, 2015
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Common equity Tier 1 capital	$314,873	$343,624	$254,169	$262,370
Tier 1 capital	314,873	343,624	254,169	262,370
Total risk-based capital	336,817	374,187	276,612	285,079
Risk-weighted assets	2,799,415	2,828,101	1,756,030	1,780,683
The following table presents capital ratios for the Bank and Xenith Bankshares, minimum capital ratios required and ratios defined as "well capitalized" by the Company’s regulators as of the dates stated:

	December 31, 2016				December 31, 2015
	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized	Xenith Bank	Xenith Bankshares	Regulatory Minimum	Well Capitalized
Common equity Tier 1 capital ratio	11.25%	12.15%	5.125%	> 6.50%	14.47%	14.73%	4.50%	> 6.50%
Tier 1 leverage ratio	9.93%	10.74%	4.000%	> 5.00%	13.20%	13.46%	4.00%	> 5.00%
Tier 1 risk-based capital ratio	11.25%	12.15%	6.625%	> 8.00%	14.47%	14.73%	6.00%	> 8.00%
Total risk-based capital ratio	12.03%	13.23%	8.625%	> 10.00%	15.75%	16.01%	8.00%	> 10.00%

XENITH BANKSHARES, INC.

NOTE 23 - Commitments and Contingencies
In the ordinary course of operations, the Company is party to legal proceedings. Based upon information currently available, management believes that such legal proceedings, in the aggregate, will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.
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
Additionally, the Company issues letters of credit, which are conditional commitments to guarantee the performance of customers to third parties. The credit risk involved in issuing letters of credit is the same as that involved in extending loans to customers.
These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the dates stated:

	December 31, 2016	December 31, 2015
Commercial lines of credit	$372,083	$124,834
Construction	113,364	27,758
Commercial real estate	44,790	13,004
Residential real estate	93,981	82,189
Consumer	11,108	7,164
Letters of credit	20,476	15,555
Total commitments	$655,802	$270,504
The Company leases land and buildings upon and in which certain of its operating facilities are located. These leases are non-cancellable operating leases with initial remaining terms in excess of one year with options for renewal and expire at various dates through January 2034, with one lease expiring in 2049. In addition to minimum rents, certain leases have escalation clauses and include provisions for additional payments to cover taxes, insurance and maintenance. The effects of the scheduled rent increases, which are included in the minimum lease payments, are recognized on a straight-line basis over the lease term. For the years ended December 31, 2016 and 2015, rental expense was $2.6 million and $2.8 million, respectively.
Future minimum lease payments, by year and in the aggregate, under non-cancellable operating leases at December 31, 2016 were as follows.

Year	Commitment
2017	$2,952
2018	2,794
2019	2,867
2020	2,796
2021	2,127
Thereafter	12,594
Total lease commitments	$26,130

XENITH BANKSHARES, INC.

NOTE 24 - Concentration of Credit Risk
The Company has a diversified loan portfolio consisting of commercial, real estate and consumer loans. As of December 31, 2016 and 2015, the Company had loans secured by commercial and residential real estate located primarily within the Company’s market area representing $1.5 billion, or 61.0% of total loans, and $1.2 billion, or 75.0% of total loans, respectively. A major factor in determining borrowers’ ability to honor their agreements, as well as the Company’s ability to realize the value of any underlying collateral, if necessary, is influenced by economic conditions in this market area.
The Company maintains cash balances with several financial institutions. These accounts are insured by the FDIC up to $250 thousand. At December 31, 2016, the Company had $5.8 million of uninsured funds in various financial institutions.

XENITH BANKSHARES, INC.

NOTE 25 - Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company classifies financial assets and liabilities measured at fair value in three levels based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.
The categorization of an asset or liability within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Recurring Basis
The Company measures or monitors certain of its assets on a fair value basis. Fair value is used on a recurring basis for those assets and liabilities for which an election was made, as well as for certain assets and liabilities in which fair value is the primary basis of accounting. The following tables present the fair value of assets measured and reported at fair value on a recurring basis in the consolidated balance sheets as of the dates stated:

	December 31, 2016	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Securities available for sale
Mortgage-backed securities
Agencies	$134,890	$—	$134,890	$—
Collateralized	62,753	—	62,753	—
Collateralized mortgage obligations	19,810	—	19,810	—
Asset-backed securities	14,758	—	14,758
Municipals
Tax-exempt	64,755	—	64,755	—
Taxable	17,676	—	17,676	—
Corporate bonds	984	—	984	—
Equity securities	1,817	1,718	—	99
Total securities available for sale	317,443	1,718	315,626	99
Derivative loan commitments	126	—	—	126
Interest rate swaps	1,223	—	1,223	—
Rabbi trust	1,804	1,804	—	—
Total assets	$320,596	$3,522	$316,849	$225

Liabilities
Interest rate swaps	$1,226	$—	$1,226	$—
Total liabilities	$1,226	$—	$1,226	$—

XENITH BANKSHARES, INC.

	December 31, 2015	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Securities available for sale
U.S. agency securities	$13,072	$—	$13,072	$—
Corporate bonds	11,190	—	11,190	—
Mortgage-backed securities -
Agencies	149,199	—	149,199	—
Asset-backed securities	23,292	—	23,292	—
Equity securities	1,421	1,322	—	99
Total securities available for sale	198,174	1,322	196,753	99
Derivative loan commitments	1,020	—	—	1,020
Interest rate swaps	1,219	—	1,219	—
Total assets	$200,413	$1,322	$197,972	$1,119

Liabilities
Interest rate swaps	$1,219	$—	$1,219	$—
Total liabilities	$1,219	$—	$1,219	$—

The following table presents a rollforward of recurring fair value measurements categorized within Level 3 of the fair value hierarchy for the periods stated:

	Activity in Level 3		Activity in Level 3
	Fair Value Measurements		Fair Value Measurements
	December 31, 2016		December 31, 2015
	Investment Securities Available for Sale	Derivative Loan Commitments	Investment Securities Available for Sale	Derivative Loan Commitments

Balance at beginning of period	$99	$1,020	$280	$472
Unrealized gains included in:
Earnings	—	—	—	—
Other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Reclassification from level 3 to level 1	—	—	(181)	—
Issuances	—	470	—	799
Settlements	—	(1,364)	—	(251)
Balance at end of period	$99	$126	$99	$1,020

The Company’s policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.
The following describes the valuation techniques used to estimate the fair value of assets and liabilities that are measured on a recurring basis.
Investment Securities Available for Sale:  Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities would include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities valued using third party quoted prices in markets that are not active. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

XENITH BANKSHARES, INC.

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
Rabbi Trust: Assets held by the Company in the rabbi trust consist of securities where quoted prices are available in active markets and are classified as Level 1 securities.
Nonrecurring Basis
Certain assets, specifically collateral dependent impaired loans and other real estate owned and repossessed assets, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment and an allowance is established to adjust the asset to its estimated fair value). The adjustments are based on appraisals of underlying collateral or other observable market prices when current appraisals or observable market prices are available. If an appraisal that is less than 12 months old is not available, an existing appraisal or other valuation would be adjusted depending on the type of real estate and age of the appraisal to reflect current market conditions and, as such, may include significant management assumptions and input with respect to the determination of fair value.
The adjustments are based in part upon externally derived statistical data and upon management’s knowledge of market conditions and prices of sales of other real estate owned. It is the Company’s policy to classify these as Level 3 assets within the fair value hierarchy. Management periodically reviews the adjustments as compared to valuations from updated appraisals and modifies the adjustments accordingly should updated appraisals reflect valuations significantly different than those derived utilizing the adjustments. Management believes the valuations are reasonable for the collateral underlying the loan portfolio; however, while appraisals are indicators of fair value, the amount realized upon the sale of these assets could be significantly different.
The following tables present the fair value of assets measured and recognized at fair value on a nonrecurring basis in the consolidated balance sheets as of the dates stated:

	Assets Measured at Fair Value	Fair Value Measurements at
		December 31, 2016 Using
		Level 1	Level 2	Level 3
Impaired loans	$49,378	$—	$—	$49,378
Other real estate owned and repossessed assets	5,345	—	—	5,345

	Assets Measured at Fair Value	Fair Value Measurements at
		December 31, 2015 Using
		Level 1	Level 2	Level 3
Impaired loans	$55,279	$—	$—	$55,279
Other real estate owned and repossessed assets	12,409	—	—	12,409

XENITH BANKSHARES, INC.

The following describes the valuation techniques used to estimate fair value of assets that are required to be measured on a nonrecurring basis.
Impaired Loans: The majority of the Company’s impaired loans are considered collateral dependent. For collateral dependent impaired loans, impairment is measured based upon the estimated fair value of the underlying collateral less costs of disposal.
Other Real Estate Owned and Repossessed Assets: The fair value of other real estate owned and repossessed assets is based primarily on appraisals of the real estate or other observable market prices. The Company’s policy is to have current appraisals of these assets; however, if a current appraisal is not available, an existing appraisal would be adjusted to reflect changes in market conditions from the date of the existing appraisal and, as such, requires management to make assumptions in the determination of fair values.
Significant Unobservable Inputs
The following table presents the significant unobservable inputs used to value the Company’s material Level 3 assets as of the date stated. These factors represent the significant unobservable inputs that were used in the measurement of fair value.

		Significant Unobservable	Significant Unobservable
	Fair Value as of	Inputs by	Inputs as of
	December 31, 2016	Valuation Technique	December 31, 2016
Derivative loan commitments	$126	Pull through rate	89%
		Percentage of loans that will
		ultimately close
Impaired loans	49,378	Appraised value	9%
		Average discounts to reflect current
		market conditions, ultimate collectability,
		and estimated costs to sell
Other real estate owned	5,345	Appraised value	10%
		Weighted average discounts to reflect
		current market conditions, abbreviated
		holding period and estimated costs to sell

Other Fair Value Measurements
Accounting standards require the disclosure of the estimated fair value of financial instruments that are not recorded at fair value. For the financial instruments that the Company does not record at fair value, estimates of fair value are made at a point in time based on relevant market data and information about the financial instrument. No readily available market exists for a significant portion of the Company’s financial instruments. Fair value estimates for these instruments are based on current economic conditions, interest rate risk characteristics and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision; therefore, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. In addition, changes in assumptions could significantly affect these fair value estimates. The following methods and assumptions were used by the Company in estimating fair value of these financial instruments.
Cash and Cash Equivalents: Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB. The carrying amount approximates fair value.
Investment Securities Available for Sale: Fair values are based on published market prices where available. If quoted market prices are not available, fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Investment securities available for sale are carried at their aggregate fair value.
Restricted Equity Securities: These investments are carried at cost. The carrying amount approximates fair value.

XENITH BANKSHARES, INC.

Loans Held For Sale: The carrying value of loans held for sale is a reasonable estimate of fair value since loans held for sale are expected to be sold within a short period that is typically between 30 and 90 days after a loan closing transaction. These loans are reported within discontinued operations.
Loans: To determine the fair values of loans other than those deemed impaired, the Company uses discounted cash flow analyses using discount rates that are similar to the interest rates and terms currently being offered to borrowers of similar terms and credit quality. In valuing acquired loans, the Company also uses valuation techniques that include default rates for similar risk rated loans and estimates of expected cash flows as well as other factors.
Interest Receivable and Interest Payable: The carrying amount approximates fair value.
Bank-Owned Life Insurance: The carrying amount approximates fair value.
Deposits: The fair values disclosed for non-maturity deposits such as demand, including money market, and savings accounts are equal to the amount payable on demand at the reporting date (i.e., carrying values). Fair values for certificates of deposit are estimated using discounted cash flows that apply market interest rates on comparable instruments.
Borrowings: The fair value of FHLB borrowings approximates the carrying amount. Other borrowings include the Subordinated Notes and the junior subordinated debentures. The fair value of the Subordinated Notes approximates the carrying value. The fair value of the junior subordinated debentures approximates the par value of the borrowings.
Commitments to Extend Credit and Standby Letters of Credit: The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at December 31, 2016, and as such, the related fair values have not been estimated.
The following tables present the carrying amounts and fair values of those financial instruments that are not recorded at fair value or have carrying amounts that approximate fair value as of the dates stated:

	December 31, 2016
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$2,442,116	$2,448,581	$—	$—	$2,448,581
Financial Liabilities:
Deposits	2,571,970	2,573,070	—	2,573,070	—
FHLB borrowings	172,000	172,000	—	172,000	—
Other borrowings	38,813	65,303	—	65,303	—

	December 31, 2015
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
Financial Assets:
Loans, net(1)	$1,515,795	$1,525,606	$—	$—	$1,525,606
Financial Liabilities:
Deposits	1,705,145	1,678,886	—	1,678,886	—
FHLB borrowings	25,000	25,000	—	25,000	—
Other borrowings	29,689	56,703	—	56,703	—
(1) Carrying amount and fair value include impaired loans and carrying amount is net of the allowance for loan losses.

XENITH BANKSHARES, INC.

NOTE 26 - Parent Company Financial Statements
Xenith Bankshares, Inc. is the parent company of Xenith Bank. The following table presents the balance sheets of Xenith Bankshares, Inc. as of the dates stated:

	December 31, 2016	December 31, 2015
Assets:
Cash on deposit with subsidiaries	$23,290	$14,385
Equity securities available for sale	1,817	1,421
Investment in subsidiaries	467,217	312,548
Other assets	19,280	1,545
Total assets	$511,604	$329,899
Liabilities:
Borrowings	$38,813	$29,689
Deferred tax liability	8,802	9,779
Other liabilities	808	323
Total liabilities	48,423	39,791
Shareholders' equity:
Common stock	231	1,711
Capital surplus	710,916	590,417
Accumulated deficit	(245,538)	(302,580)
Accumulated other comprehensive (loss) income, net of tax	(2,428)	560
Total shareholders' equity	463,181	290,108
Total liabilities and shareholders' equity	$511,604	$329,899

The following table presents the statements of income of Xenith Bankshares, Inc. for the periods stated:

	December 31, 2016	December 31, 2015
Income:
Interest income	$100	$131
Other income	45	41
Total income	145	172
Expenses:
Interest expense	2,236	1,715
Other expense	1,544	1,732
Total expense	3,780	3,447
Loss before income taxes and equity in undistributed earnings of subsidiaries	(3,635)	(3,275)
Income tax benefit	(1,248)	—
Equity in undistributed earnings of subsidiaries	59,429	96,230
Net income attributable to Xenith Bankshares, Inc.	$57,042	$92,955

XENITH BANKSHARES, INC.

The following table presents the statements of cash flows of Xenith Bankshares, Inc. for the periods stated:

	December 31, 2016	December 31, 2015
Operating Activities:
Net income	$57,042	$92,955
Adjustments:
Equity in undistributed earnings of subsidiaries	(59,429)	(96,230)
Amortization of purchase accounting adjustments	492	465
Share-based compensation expense	1,999	1,725
Change in other assets	(17,734)	804
Change in liabilities	7,871	(1,226)
Net cash used in operating activities	(9,759)	(1,507)
Investing Activities:
None	—	—
Net cash used in investing activities	—	—
Financing Activities:
Dividend from subsidiary	20,000	—
Cash in lieu of issuance of common stock	(6)	—
Settlement of RSUs	(2,801)	—
Issuance of common stock for share-based awards	1,471	5
Net cash provided by financing activities	18,664	5
Increase (decrease) in cash and cash equivalents	8,905	(1,502)
Cash and cash equivalents at beginning of year	14,385	15,887
Cash and cash equivalents at end of year	$23,290	$14,385

XENITH BANKSHARES, INC.

NOTE 27 - Recent Accounting Pronouncements
During the second quarter of 2014, the FASB issued Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09") and creates a new topic, ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606"). ASC 606 represents a comprehensive reform of many of the revenue recognition requirements in GAAP and will supersede the current revenue recognition requirements in ASC 605, "Revenue Recognition" and supersede or amend much of the industry-specific revenue recognition guidance found throughout the ASC. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASC 606 creates a five-step process for achieving that core principle: (1) identifying the contract with the customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations, and (5) recognizing revenue when an entity has completed the performance obligations. ASC 606 also requires additional disclosures that allow users of the financial statements to understand the nature, timing and uncertainty of revenue and cash flows resulting from contracts with customers. The effective date of ASC 606 is for the year beginning January 1, 2018. The new revenue standard permits the use of retrospective or cumulative effect transition methods. A majority of the Company's contracts with customers (i.e., financial instruments) do not fall within the scope of ASC 606; therefore, the Company does not expect the adoption of this standard to have a material effect on the Company's consolidated financial statements.
In February 2016, the FASB issued ASC Topic 842, "Leases" ("ASC 842"), which replaces ASC 840, "Leases". The core principle of ASC 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee are as follows:
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
The effective date for ASC 842 is for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating whether adoption of this standard will have a material effect on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. ASU 2016-09 changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient - expected term (nonpublic entities only); and (7) intrinsic value (nonpublic entities only). ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim

XENITH BANKSHARES, INC.

periods within those years. Early adoption is permitted in any interim or annual period provided that the entire ASU 2016-09 is adopted. The adoption of this standard will not have a material effect on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"), which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The changes of ASU 2016-13 are effective for annual and interim periods in fiscal years beginning after December 15, 2019. An entity may early adopt the standard for annual and interim periods in fiscal years beginning after December 15, 2018. The Company is assessing the effect the adoption of this standard will have its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows" ("ASU 2016-15"), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses: (1) debt prepayment on debt extinguishment costs; (2) settlement of zero-coupon debt instruments; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investments; (7) beneficial interest in securitizations transactions; and (8) separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of this guidance will have material effect on its consolidated statements of cash flows.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory" ("ASU 2016-16"), which requires entities to recognize at the transaction date the income tax consequences of intercompany asset transfers other than inventory. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Entities may early adopt the standard, but only at the beginning of an annual period for which no financial statements (interim or annual) have already been issued or made available for issuance. The Company is evaluating whether the adoption of this guidance will have material effect on its consolidated financial statements.
In October 2016, the FASB also issued ASU 2016-17, "Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control" ("ASU 2016-17"), which requires a single decision maker or service provider, in evaluating whether it is the primary beneficiary, to consider on a proportionate basis indirect interests held through related parties under common control. This ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2016. Entities can adopt ASU 2016-17 on issuance, including in an interim period. However, if an entity adopts in an interim period other than the first interim period, it should compute and reflect the cumulative effect of the accounting change as of the beginning of the fiscal year that includes that interim period. Entities that have not adopted ASU 2015-02 should adopt ASU 2016-17 at the same time and apply the same transition method for both standards. Entities that already adopted ASU 2015-02 should apply ASU 2016-17 retrospectively to all periods beginning with the earliest annual period in which they adopted ASU 2015-02. The Company does not expect the adoption of this standard will have a material effect on its consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"), which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, adjustments should be reflected at the beginning of the fiscal year that includes that interim period. The Company is evaluating whether the adoption of this guidance will have material effect on its consolidated financial statements.
In December 2016, the FASB issued ASU 2016-19, "Technical Corrections and Improvements" ("ASU 2016-19"), which amends a number of topics in the FASB ASC. The ASU is part of an ongoing FASB project to facilitate ASC updates for non-substantive technical corrections, clarifications, and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. ASU 2016-19 will apply to all reporting entities within the scope of the affected accounting guidance.

XENITH BANKSHARES, INC.

Most amendments included in ASU 2016-19 are effective upon issuance (December 2016). Certain amendments that require transition guidance are effective for:

1.	Public business entities, for annual and interim periods in fiscal years beginning after December 15, 2016 (for cloud computing arrangements);

2.	All other entities, for annual periods in fiscal years beginning after December 15, 2017, and interim periods in fiscal years beginning after December 15, 2018 (for cloud computing arrangements); and

3.	All entities, for annual and interim periods in fiscal years beginning after December 15, 2016 (for certain others, including the change to fair value measurement disclosures).
Early adoption is permitted for the amendments that require transition guidance. The Company is evaluating whether the adoption of this guidance will have material effect on its consolidated financial statements.

XENITH BANKSHARES, INC.

NOTE 28 - Subsequent Events
Management has evaluated subsequent events through of March 14, 2017, which is the date the consolidated financial statements were available to be issued. There were no subsequent events that required adjustment to or disclosure in the consolidated financial statements.

XENITH BANKSHARES, INC.

Item 9 - Changes in Disagreements with Accountants on Accounting and Financial Disclosure
None

XENITH BANKSHARES, INC.

Item 9A - Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2016 were effective in providing reasonable assurance that information required to be disclosed in the Company's reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to management of the Company, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in periodic reports.
Internal Control Over Financial Reporting
Management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "2013 Internal Control-Integrated Framework." Based on this assessment, management concluded that, as of December 31, 2016, the Company's internal control over financial reporting was effective based on those criteria.
SEC guidance permits the exclusion of an evaluation of the effectiveness of a registrant's internal control over financial reporting as they relate to the internal control over financial reporting for an acquired business during the first year following such acquisition. In the third quarter of 2016, we acquired Legacy Xenith. This acquisition represents $1.1 billion of total assets and approximately $5.0 million of net interest income as of and for the year ended December 31, 2016. Management's evaluation excludes from its assessment of the effectiveness of the Company's internal control over financial reporting the internal control over financial reporting of Legacy Xenith.
As of result of a provision of the Dodd-Frank Act, which, among other things, permanently exempted non-accelerated filers, such as the Company, from complying with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires an issuer to include an attestation report from an issuer's independent registered public accounting firm on the issuer's internal control over financial reporting, this Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding its internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
No change in the Company's internal control over financial reporting occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

XENITH BANKSHARES, INC.

Item 9B - Other Information
None

XENITH BANKSHARES, INC.

PART III
Item 10 - Directors, Executive Officers and Corporate Governance
Executive Officers of the Registrant
T. Gaylon Layfield, III, 65, has been Chief Executive Officer of both the Company and the Bank since July 29, 2016. Mr. Layfield previously served as President and Chief Executive Officer of Legacy Xenith and Legacy Xenith Bank from December 22, 2009 until July 29, 2016. He has also served as director of the Company since July 29, 2016 and of the Bank since December 14, 2016.
Donna W. Richards, 53, has been President and Chief Operating Officer of the Company since September 2015. She has also served as President of the Bank since August 2012. Ms. Richards previously served as the Company's Retail Banking Executive from October 2010 until August 2012 and as Market President from May 2006 to October 2010.
Thomas W. Osgood, 61, has been Executive Vice President and Chief Financial Officer of the Company since July 29, 2016. Mr. Osgood previously served as Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer of Legacy Xenith and Legacy Xenith Bank, from December 22, 2009 until July 29, 2016. He served as a director of Legacy Xenith Bank from December 22, 2009 until January 2, 2012.
Wellington W. Cottrell, III, 62, has been Executive Vice President and Chief Credit Officer of the Company since July 29, 2016. Mr. Cottrell was previously Executive Vice President and Chief Credit Officer of Legacy Xenith Bank from December 22, 2009 until July 29, 2016. He served as a director of Legacy Xenith Bank from December 22, 2009 until January 2, 2012.
Ronald E. Davis, 65, has been Executive Vice President and Chief Credit Officer of the Company since July 29, 2016 and has been Secretary of the Company since February 15, 2017. Mr. Davis was previously Executive Vice President and Corporate Secretary of Legacy Xenith from December 22, 2009 until July 29, 2016. He also served as Executive Vice President and Chief Operations and Technology Officer of Legacy Xenith Bank until from October 2011 to July 29, 2016. He also served as a director of Legacy Xenith Bank from December 22, 2009 until January 2, 2012.
Thomas B. Dix III, 38, is Executive Vice President of Commercial Lending and Co-Head of Commercial Banking, Maryland and North Carolina of the Company since July 29, 2016. Mr. Dix previously served as Executive Vice President, Chief Financial Officer, and Treasurer of the Company and the Bank from March 2013 until July 29, 2016. Mr. Dix had also served as Senior Vice President and Treasurer of the Company, the Bank, and Shore Bank, from May 2011 until March 2013. Mr. Dix served as Corporate Secretary of the Company and the Bank from October 2011 to March 2013. Previously, Mr. Dix served as Senior Vice President and Credit Risk Manager of the Company from January 2010 through April 2011, Senior Vice President and Chief Lending Officer of Shore Bank from September 2009 through December 2009, and Vice President, Commercial Banking for the Bank from April 2009 to August 2009.
Edward H. Phillips, Jr., 49, has been Executive Vice President of Commercial Lending and Co-Head of Commercial Banking for the Company since July 29, 2016. Mr. Phillips was previously Executive Vice President and Chief Lending Officer of Legacy Xenith Bank from October 2011 until July 29, 2016. Mr. Phillips was Senior Vice President - Commercial Lending of Legacy Xenith Bank from December 22, 2009 until October 2011.
William Callaghan, 57, has been Senior Vice President and Chief Information Officer of the Company since July 29, 2016. Mr. Callaghan was previously Senior Vice President and Chief Technology officer of Legacy Xenith Bank from December 22, 2009 until July 29, 2016.
Linda Majikes, 56, has been Senior Vice President and Chief Human Resources Officer of the Company since July 29, 2016.  Ms. Majikes was previously Senior Vice President, Human Resources and Facilities of Legacy Xenith Bank from December 22, 2009 until July 29, 2016.
Judy C. Gavant, 57, has been Senior Vice President. Controller and Chief Accounting Officer of the Company since July 29, 2016. Ms. Gavant was previously Senior Vice President, Controller and Principal Accounting Officer of Legacy Xenith Bank from August 2010 until July 29, 2016.
The information set forth under the captions "Proposal No. 1: Election of Directors of Xenith Bankshares, Inc. - Nominees for the Board of Directors," "Corporate Governance - Board Committees - Audit Committee," and "Audit Committee Matters - Audit Committee Report for the Year Ended December 31, 2016" in the Proxy Statement and is incorporated herein by reference. The

XENITH BANKSHARES, INC.

information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement is incorporated herein by reference.
We have a Code of Ethics Policy (the "Code") that applies to all directors, officers and employees of the Company, including our principal executive officer, principal financial officer and principal accounting officer. The Code is available on our website at www.xenithbank.com. We intend to satisfy the disclosure requirements of Form 8-K with respect to any waivers of or amendments to the Code with respect to certain officers by posting such disclosures on our website at www.xenithbank.com. We may, however, elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC in addition to or in lieu of the website disclosure. The information on, or that can be accessed through our website is not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any other filings that we make with the SEC.

XENITH BANKSHARES, INC.

Item 11 - Executive Compensation
The information set forth under the captions "Corporate Governance - Compensation of Non-Employee Directors for 2016" and "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

XENITH BANKSHARES, INC.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information set forth under the captions "Beneficial Ownership of Directors, Executive Officers, and Principal Shareholders of the Company" and "Equity Compensation Plan Information" in the Proxy Statement and is incorporated herein by reference.

XENITH BANKSHARES, INC.

Item 13 - Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions "Certain Relationships and Related Transactions" and "Corporate Governance - Director Independence" in the Proxy Statement is incorporated herein by reference.

XENITH BANKSHARES, INC.

Item 14 - Principal Accounting Fees and Services
The information set forth under the captions "Audit Committee Matters - Fees of Independent Registered Public Accounting Firm" in the Proxy Statement is incorporated herein by reference.

XENITH BANKSHARES, INC.

PART IV
Item 15 - Exhibits and Financial Statement Schedules
The following documents are filed as part of this report.
(a)(1)Financial Statements – included in Part II, Item 8 - Financial Statements and Supplementary Data:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Changes in Shareholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a)(2)The response to this portion of Item 15 is included in Part II, Item 8 - Financial Statements and Supplementary Data above.
(a)(3)Exhibits – See Exhibit Index, which is incorporated in this item by reference.

XENITH BANKSHARES, INC.

Item 16 - Form 10-K Summary
None

XENITH BANKSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENITH BANKSHARES, INC.
(Registrant)

DATE:	March 14, 2017	/s/ T. Gaylon Layfield, III
T. Gaylon Layfield, III
Chief Executive Officer

/s/ Thomas W. Osgood
Thomas W. Osgood
Chief Financial Officer

XENITH BANKSHARES, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated.

SIGNATURE	CAPACITY	DATE
/s/ T. Gaylon Layfield, III	Chief Executive Officer and Director	March 10, 2017
T. Gaylon Layfield, III	(Principal Executive Officer)

/s/ Thomas W. Osgood	Executive Vice President and Chief Financial Officer	March 10, 2017
Thomas W. Osgood	(Principal Financial Officer)

/s/ Judy C. Gavant	Senior Vice President, Controller, and Chief Accounting Officer	March 10, 2017
Judy C. Gavant	(Principal Accounting Officer)

/s/ Patrick E. Corbin	Chairman of the Board	March 10, 2017
Patrick E. Corbin

/s/ James F. Burr	Director	March 10, 2017
James F. Burr

/s/ Henry P. Custis, Jr.	Director	March 10, 2017
Henry P. Custis, Jr.

/s/ Palmer P. Garson	Director	March 10, 2017
Palmer P. Garson

/s/ Robert B. Goldstein	Director	March 10, 2017
Robert B. Goldstein

/s/ Edward Grebow	Director	March 10, 2017
Edward Grebow

/s/ Robert J. Merrick	Director	March 10, 2017
Robert J. Merrick

/s/ William A. Paulette	Director	March 10, 2017
William A. Paulette

/s/ Scott A. Reed	Director	March 10, 2017
Scott A. Reed

/s/ Thomas G. Snead, Jr.	Director	March 10, 2017
Thomas G. Snead, Jr.

/s/ W. Lewis Witt	Director	March 10, 2017
W. Lewis Witt

XENITH BANKSHARES, INC.

Exhibit Index
Xenith Bankshares, Inc.

Exhibit No.	Description
2.1
Agreement and Plan of Reorganization, dated February 10, 2016, between Legacy Xenith and the Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 16, 2016 (File No. 001-32968)).

2.2
Asset Purchase Agreement, dated September 16, 2016, by and among the Bank, Gateway Bank Mortgage, Inc. and Cornerstone Home Lending, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 19, 2016 (File No. 001-32968)). (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request.)

3.1
Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012 filed March 25, 2013 (File No. 001-32968)).

3.1.1
Amendment to the Articles of Incorporation of the Company, effective December 13, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Current report on Form 8-K filed on December 13, 2017 (File No. 001-32968)).

3.1.2
Amendment to the Articles of Incorporation of the Company, effective July 29, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 29, 2016 (File No. 001-32968)).

3.2	Bylaws of the Company, effective July 29, 2016 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-32968)).
4.1
Amended and Restated Warrant for Purchase of Shares of Common Stock issued to the United States Department of the Treasury (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 18, 2010 (File No. 001-32968)).

4.2
Letter Agreement, dated December 31, 2008, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 5, 2009 (File No. 001-32968)).

4.3
Exchange Agreement, dated August 12, 2010, between the Company and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 18, 2010 (File No. 001-32968)).

4.4
Standby Purchase Agreement, dated May 21, 2012, among the Company, Anchorage, Carlyle and CapGen (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 24, 2012 (File No. 001-32968)).

10.1
Second Amended and Restated Investment Agreement, dated August 11, 2010 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 17, 2010 (File No. 001-32968)).

10.2
Amended and Restated CapGen Investment Agreement, dated August 11, 2010 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 17, 2010 (File No. 001-32968)).

10.3	Form of Second Amended and Restated Securities Purchase Agreement (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 17, 2010 (File No. 001-32968)).
10.4
Amended and Restated Securities Purchase Agreement, dated August 11, 2010 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed August 17, 2010 (File No. 001-32968)).

10.5	Carlyle Investor Letter, dated August 11, 2010 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed August 17, 2010 (File No. 001-32968)).
10.6	Anchorage Investor Letter, dated August 11, 2010 (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed August 17, 2010 (File No. 001-32968)).

XENITH BANKSHARES, INC.

10.7	CapGen Investor Letter, dated August 11, 2010 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed August 17, 2010 (File No. 001-32968)).
10.8
Consent Letter with affiliate of Davidson Kempner, dated August 11, 2010 (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed August 17, 2010 (File No. 001-32968)).

10.9	Consent Letter with affiliates of Fir Tree, dated August 11, 2010 (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed August 17, 2010 (File No. 001-32968)).
10.10
Second Amended and Restated Investor Rights Agreement, dated February 10, 2016, among Legacy Xenith, BCP Fund I Virginia Holdings, LLC and the Holders (as defined therein) (incorporated by reference to Exhibit 99.3 to Legacy Xenith's Current Report on Form 8-K filed February 16, 2016 (File No. 000-53380)).

10.11	Amendment No. 1 to Second Amended and Restated Investor Rights Agreement, dated November 8, 2016, between the Company and BCP Fund I Virginia Holdings, LLC, filed herewith.
10.12	Director Retirement Plan, dated November 28, 2006 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-32968)).*
10.13	Company 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.13 to the Company's Registration Statement on Form S-8 filed December 20, 2011 (Registration No. 333-178640)).*
10.14	Bank Supplemental Executive Retirement Plan, dated January 1, 2005 (incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed June 27, 2006 (File No. 001-32968)).*
10.15
First Amendment to the Bank Supplemental Executive Retirement Plan, December 30, 2008 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-32968)).*

10.16
Second Amendment to the Company Supplemental Executive Retirement Plan, dated December 30, 2008 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-32968)).*

10.17
Company 2006 Stock Incentive Plan, dated March 14, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 filed May 31, 2006 (Registration No. 333-134583)).*

10.18
First Amendment to the Company 2006 Stock Incentive Plan, dated December 26, 2008 (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-32968)).*

10.19
Non-Qualified Limited Stock Option Plan for Directors and Employees, dated March 31, 1994 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 001-32968)).*

10.20
Gateway Financial Holdings, Inc. 2005 Omnibus Stock Ownership and Long-Term Incentive Plan (incorporated by reference to Exhibit 4.2 to Gateway Financial Holdings, Inc.'s Registration Statement on Form S-8 filed August 31, 2005 (Registration No. 333-127978)).*

10.21
Gateway Financial Holdings, Inc. 2001 Non-statutory Stock Option Plan (incorporated by reference to Exhibit 4.2 to Gateway Financial Holdings, Inc.'s Registration Statement on Form S-8 filed August 13, 2002 (Registration No. 333-98021)).*

10.22
Gateway Financial Holdings, Inc. 1999 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.2 to Gateway Financial Holdings, Inc.'s Registration Statement on Form S-8 filed August 13, 2002 (Registration No. 333-98025)).*

10.23
Gateway Financial Holdings, Inc. 1999 Non-statutory Stock Option Plan (incorporated by reference to Exhibit 4.2 to Gateway Financial Holdings, Inc.'s Registration Statement on Form S-8 filed August 13, 2002 (Registration No. 333-98027)).*

10.24
Gateway Financial Holdings, Inc. 1999 BOR Stock Option Plan (incorporated by reference to Exhibit 4.2 to Gateway Financial Holdings, Inc.'s Registration Statement on Form S-8 filed July 25, 2007 (Registration No. 333-144841)).*

XENITH BANKSHARES, INC.

10.25
Shore Financial Corporation 2001 Stock Incentive Plan (incorporated by reference to Exhibit 99 to Shore Financial Corporation's Registration Statement on Form S-8 filed February 15, 2002 (Registration No. 333-82838)).*

10.26
Shore Savings Bank, F.S.B. 1992 Stock Option Plan, dated November 10, 1992 (incorporated by reference to Exhibit 10 to Shore Financial Corporation's Registration Statement on Form S-4EF filed September 15, 1997 (Registration No. 333-35589)).*

10.27	Amended Omnibus Plan, dated June 25, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 25, 2012 (File No. 001-32968)).*
10.28	Legacy Xenith 2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Legacy Xenith's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 000-53380)).*
10.29
Colonial Virginia Bank 2004 Equity Compensation Plan (incorporated by reference to Exhibit 99.1 to Colonial Virginia Bank's Registration Statement on Form S-8 filed July 8, 2014 (Registration No. 333-197310)).*

10.30	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 2, 2013 (File No. 001-32968)).*
10.31
Employment Agreement, dated May 22, 2013, among Donna W. Richards, the Company and the Bank (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-32968)).*

10.32
Employment Agreement, dated August 19, 2014, among Thomas B. Dix, III, the Company and the Bank (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 22, 2014 (File No. 001-32968)).*

10.33
Amendment No. 1 to Employment Agreement, dated August 21, 2014, among Donna W. Richards, the Company and the Bank (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 22, 2014 (File No. 001-32968)).*

10.34
Form of Restricted Stock Unit Award Agreement, dated August 22, 2014 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed August 22, 2014 (File No. 001-32968)).*

10.35	Form of Nonqualified Stock Option Agreement, dated August 22, 2014 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed August 22, 2014 (File No. 001-32968)).*
10.36
Release and Separation Agreement, dated September 16, 2015, among Douglas J. Glenn, the Company and the Bank (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 16, 2015 (File No. 001-32968)).

10.37
Amendment No. 2 to Employment Agreement, dated September 23, 2015, among Donna W. Richards, the Company and the Bank (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 29, 2015 (File No. 001-32968)).*

10.38
Amendment No. 1 to Employment Agreement, dated September 23, 2015, among Thomas B. Dix, III, the Company and the Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 29, 2015 (File No. 001-32968)).*

10.39
Amendment No. 2 to Employment Agreement, dated December 10, 2015, among Thomas B. Dix, III, the Company and the Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 16, 2015 (File No. 001-32968)).*

10.40
Amendment No. 3 to Employment Agreement, dated December 10, 2015, among Donna W. Richards, the Company and the Bank (incorporated by reference from Exhibit 10.2 to the Company's Current report on Form 8-K filed December 16, 2015 (File No. 001-32968)).*

10.41
Form of Amendment to Restricted Stock Unit Award Agreements, dated December 10, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed December 16, 2015 (File No. 001-32968)).*

10.42
Amendment No. 3 to Employment Agreement, dated February 10, 2016, among Thomas B. Dix, III, the Company and the Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 16, 2016 (File No. 001-32968)).*

XENITH BANKSHARES, INC.

10.43
Amendment No. 4 to Employment Agreement, dated February 10, 2016, among Donna W. Richards, the Company and the Bank (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 16, 2016 (File No. 001-32968)).*

10.44
New Employment Agreement, dated February 10, 2016, among Thomas B. Dix, III, the Company and the Bank (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed February 16, 2016 (File No. 001-32968)).*

10.45
New Employment Agreement, dated February 10, 2016, among Donna W. Richards, the Company and the Bank (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed February 16, 2016 (File No. 001-32968)).*

10.46
Amendment No. 6 on Schedule 13D, dated February 10, 2016, to amend the Schedule 13D filed on October 12, 2010 (incorporated by reference to Exhibit 10 to the Company's Schedule 13D filed February 18, 2016 (File No. 001-32968)).

10.47
Employment Agreement, dated February 10, 2016, among T. Gaylon Layfield, III, the Company and the Bank (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 29, 2016 (File No. 001-32968)).*

10.48
Employment Agreement, dated February 10, 2016, among Thomas W. Osgood, the Company and the Bank (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed July 29, 2016 (File No. 001-32968)).*

21.1	A list of the subsidiaries of the Company, filed herewith.
23.1	Consent of KPMG LLP, filed herewith.
31.1	The Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, filed herewith.
31.2	The Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, filed herewith.
32.1	Statement of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, filed herewith.
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, filed herewith.

* Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.