Form 10-K/A
period 2016-12-31
Xenith Bankshares, Inc.
filed 2017-05-01
CIK 1143155

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2015

Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 001-32968

Xenith Bankshares, Inc.

Exact name of registrant as specified in its charter

Virginia	54-2053718
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

One James Center, 901 E. Cary Street, Suite 1700 Richmond, Virginia	23219
Address of principal executive offices	Zip Code

(804) 433-2200

Registrant’s telephone number including area code

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, par value $0.01	The NASDAQ Global Select Market
Title of each Class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the issuer’s common stock held by non-affiliates as of June 30, 2016: $61,975,453.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

The number of shares of the issuer’s common stock outstanding as of March 2, 2017 was 23,136,374.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Xenith Bankshares, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Amendment No. 1”), as filed with the Securities and Exchange Commission (“SEC”) on March 14, 2017 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is to be filed no later than 120 days after the Company’s fiscal year ended December 31, 2016. The Company is filing this Amendment No. 1 to include Part III information in its Form 10-K because now it does not intend to file a definitive proxy statement within 120 days of its fiscal year ended December 31, 2016.

As required by Rule 12b-15 under Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, the Exhibit Index in Item 15 of Part IV of the Original Filing is hereby amended to include currently dated certificates of the Company’s principal executive officer and principal financial officer as exhibits to this Amendment No. 1.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings with the SEC subsequent to the date of the Original Filing.

PART III

Item 10—Directors, Executive Officers and Corporate Governance

Unless the context requires otherwise or unless otherwise noted all references to “Xenith Bankshares,” “Company,” “we,” “our” or “us” are to Xenith Bankshares, Inc. and its wholly-owned subsidiary, Xenith Bank, collectively, and all references to the “Bank” are to Xenith Bank. All references to “Legacy Xenith” are to legacy Xenith Bankshares, Inc., which merged with and into us, effective July 29, 2017 (the “merger”).

Board Composition

Our Amended and Restated Articles of Incorporation, as amended, provide that our Board of Directors consists of a minimum of eight directors and a maximum of 24 directors. Our Board of Directors (our “Board” or “Board of Directors”) currently consists of the 12 directors named below. Set forth below is certain information about the members of our Board of Directors, including the experiences, attributes and skills that caused the Governance and Compensation Committee of our Board of Directors (the “Governance and Compensation Committee”) and our Board of Directors to determine that the individual should serve as a director on our Board.

James F. Burr, 51, has served on our Board of Directors since 2013. He also serves on the board of directors of Xenith Bank. He has been a managing director in the Global Financial Services Group of The Carlyle Group (“Carlyle”) since July 2008. From 2006 to 2008, Mr. Burr served as Corporate Treasurer of Wachovia Bank (“Wachovia”) (now Wells Fargo & Company), where he was responsible for activities relating to funding, investing, risk transference, balance sheet management, liquidity and capital usage. Previously Mr. Burr had served in various other roles, including Assistant Treasurer, Controller of the Corporate and Investment Bank, Product Controller of Treasury/Balance Sheet Management and Structured Products, and Management Analyst, at Wachovia since he began there in 1992. Mr. Burr began his career at Ernst & Young, where he was a Certified Public Accountant (“CPA”) focused on banking and computer audit issues. Mr. Burr was designated to our Board of Directors by an affiliate of Carlyle pursuant to the terms of the Investment Agreement between us and Carlyle and is being nominated to continue as a director in accordance with the requirements of that Investment Agreement. Mr. Burr formerly served on the Board of Directors of Central Pacific Financial Corp.

Mr. Burr has more than 20 years of banking and accounting experience, which gives him unique insight into the various regulatory and financial issues facing banking organizations. His experiences at Carlyle and Wachovia have earned him a respected reputation in the banking industry.

Patrick E. Corbin, 62, has served on our Board of Directors since 2009. He also serves on the board of directors of Xenith Bank. He has been the Managing Shareholder of Corbin & Company, P.C. since 1983 and has been a CPA since 1979. He is a member of professional organizations including the American Institute of Certified Public Accountants, the Virginia Society of Certified Public Accountants and the Tidewater Chapter of the Virginia Society of Certified Public Accountants. He is a director and past chairman of the Chesapeake Alliance. He was designated as “Super CPA” by Virginia Business magazine in the fields of litigation support and business valuation for the years 2002 through 2012.

Mr. Corbin brings significant experience to our Board in the fields of accounting and small business.

Henry P. Custis, Jr., 71, has served on our Board of Directors since 2008. He also serves on the board of directors of Xenith Bank. From 2010 until May 2013, Mr. Custis served as Chairman of the Board of Directors of The Bank of Hampton Roads. Mr. Custis is a Partner at Custis, Dix, Lewis and Custis, a law firm in Accomac, Virginia and has practiced law since 1970. He was Chairman of the Board of Shore Bank from 1997 until its merger with The Bank of Hampton Roads on June 1, 2008. He has served on bank boards for over 40 years, and has been an investor for over 35 years.

Mr. Custis’ familiarity with the Company, the Eastern Shore of Virginia and Maryland, and his extensive experience in bank governance, make him highly qualified to serve on our Board of Directors.

Palmer P. Garson, 60, has served on our Board of Directors since July 2016. Ms. Garson also serves on the board of directors of Xenith Bank. She was a director of Legacy Xenith at the time of the merger on July 29, 2016 and had served as a director of Legacy Xenith since December 22, 2009, having previously served as a director of Xenith Corporation from June 2008 until December 22, 2009. Ms. Garson has been a Managing Director of Silvercrest Asset Management Group, LLC, a wealth management firm, since March 2014. Previously, she was a Managing Director of Cary Street Partners, LLC, a wealth management and investment banking company, from 2007 to 2014. Prior to joining Cary Street Partners, LLC, Ms. Garson was a co-founder and Managing Partner of Jefferson Capital Partners, a private equity firm focused on providing growth financing to well-managed, late stage, rapidly growing companies, primarily in the consumer, business services, education, health care and selected information technology industries, from 1989 to 2007. Prior to co-founding Jefferson Capital Group, Ltd. in 1989, Ms. Garson developed extensive corporate finance and investment banking experience while working for A.G. Edwards from 1987 to 1989, for Morgan Stanley & Co. from 1983 to 1986, and for Mellon Bank from 1979 to 1981. Ms. Garson’s primary focus as an investment banker was in the field of mergers and acquisitions. Ms. Garson currently serves on the board of directors of First Street, a Jefferson Capital Partners portfolio company.

Ms. Garson has extensive corporate finance experience with several industries and extensive board experience from her past board service.

Robert B. Goldstein, 77, has served on our Board of Directors since 2010. He also serves on the board of directors of Xenith Bank. He is a Founding Principal in CapGen Capital Advisers LLC (“CapGen”), a private equity fund that invests in banks and financial service companies. Mr. Goldstein was designated to the Board by CapGen Capital Partners IV L.P., an affiliate of CapGen, pursuant to the terms of the Investment Agreement between the us and CapGen and has been nominated as a director in accordance with the requirements of that Investment Agreement. His experience includes many years in commercial banks, savings and loan associations and other financial institutions. Over the years, he has been Chief Executive Officer of numerous banks and thrift banks, ranging in size from small to large cap and located in various geographic areas, and on the boards of directors as both a management member as well as serving as an independent director. In addition to his role as a Founding Principal of CapGen, Mr. Goldstein previously served on the boards of FNB Corporation, Jacksonville Bancorp, Seacoast Banking Corporation, Seacoast National Bank, Palmetto Bancshares, Inc. and Palmetto Bank. Additionally, he is a member of the Executive Network of Glencoe Capital LLC.

Mr. Goldstein draws from a team of highly experienced bankers who bring skills in diverse areas such as risk management, asset quality administration, audit, finance and marketing.

Edward Grebow, 67, has served on our Board of Directors since September 2016. Mr. Grebow also serves on the board of directors of Xenith Bank. He was designated as a nominee to our Board of Directors by ACMO-HR, LLC, an affiliate of Anchorage Capital Group, L.L.C. (“Anchorage”), pursuant to the terms of the Investment Agreement between the us and Anchorage. He is a Managing Director of TriArtisan Capital Advisors where he advises financial services, media and technology companies. Mr. Grebow joined TriArtisan in November 2013 after serving as President and Chief Executive Officer of Amalgamated Bank.    Previously, Mr. Grebow was a Managing Director of J.C. Flowers & Co, a leading private equity firm focused on the financial services sector. Until June 2006, Mr. Grebow served as President of the ULLICO Inc. family of companies, including the $6 billion Union Labor Life Insurance Company. In 2002 and 2003, Mr. Grebow served as President of the Metropolitan Television Alliance (“MTVA”), a consortium of 11 New York Metropolitan Area Broadcasters seeking to rebuild the television and emergency services transmission tower destroyed atop The World Trade Center on September 11, 2001. Prior to joining MTVA, Mr. Grebow was Deputy President of Sony Electronics, Inc., and President of Sony’s Broadcast and Professional Company. Earlier in his career, Mr. Grebow served as Executive Vice President in charge of Operations at CBS, Inc., Vice President at JP Morgan & Co. Inc., President of JP Morgan Leasefunding Corp. and Chief Operating Officer and Executive Vice President of The Bowery Savings Bank. Mr. Grebow serves as a Director and Audit Committee Chairman of Diamond Offshore Drilling, Inc. and Alcentra Capital Corporation and as a Trustee of NY PBS station WNET. He has also served on the Board of Trustees of The George Washington University, the American Film Institute, Theatre Development Fund, Flowers National Bank and Panavision Inc. He was appointed by Governor Mario Cuomo to the New York State Hospital Review and Planning Council.

Mr. Grebow has extensive experience in financial services, on governing boards of not-for-profit organizations and as a director and audit committee chairman of other corporations.

T. Gaylon Layfield, III, 65, has served on our Board of Directors since July 2016. Mr. Layfield also serves on the board of directors of Xenith Bank. He was a director of Legacy Xenith at the time of the merger on July 29, 2016 and had served as a director of Legacy Xenith since December 22, 2009, having previously served as a director of Xenith Corporation from June 2008 until December 22, 2009. He is our Chief Executive Officer and was President and Chief Executive Officer of both Legacy Xenith and legacy Xenith Bank (“Legacy Xenith Bank”) since December 22, 2009, having previously served as President and Chief Executive Officer of Xenith Corporation from February 18, 2008 until December 22, 2009. He is the former President of Timber Resource Management, L.L.C., a privately held timber investment management organization, having previously served in various increasing roles of responsibility with Signet Banking Corporation (“Signet”), a $12 billion bank holding company that was acquired by First Union Corporation (now Wells Fargo & Company) from 1975 until Signet’s acquisition in November 1997. From December 1996 to November 1997, Mr. Layfield was President and Chief Operating Officer of Signet and served on Signet’s board of directors, its management committee, its asset and liability committee and its credit policy committee. Mr. Layfield served as Senior Executive Vice President and on Signet’s management and senior credit committees from 1988 to 1996. From 1991 until 1996, Mr. Layfield was responsible for Signet’s Consumer Banking, which included the branch delivery system, Signet Financial Services, Signet Mortgage Company, Educational Funding, Telephone Banking Center, Trust/Affluent and Small Business banking, having previously been head of Signet’s commercial line of business from 1987 to 1991. Mr. Layfield served as Signet’s Executive Vice President from 1986 to 1988, Regional Executive Officer of Signet’s Hampton Roads Region from 1983 to 1986, officer-in-charge of Signet’s National/International division from 1982 to 1983 and officer-in-charge of Commercial Lending for Signet’s Capital Division from 1980 to 1982. He joined Signet in 1975 as an international credit analyst and for the next five years, he held various positions in the International Division, including officer-in-charge of Business Development.

Mr. Layfield has extensive executive bank management and public bank holding company experience, as well as significant knowledge about the mid-Atlantic region business and banking environment.

Robert J. Merrick, 72, has served on our Board of Directors since July 2016. Mr. Merrick also serves on the board of directors of Xenith Bank. He was a director of Legacy Xenith at the time of the merger on July 29, 2016 and had served as a director of Legacy Xenith since December 22, 2009, having previously served as a director of Xenith Corporation from June 2008 until December 22, 2009. He is retired, having formerly served as the Chief Investment Officer of MCG Capital Corporation (“MCG”), a business development company (NASDAQ: MCGC), from 1998 until June 2009. Mr. Merrick was also on MCG’s board of directors where he served as chairman of the investment committee, a member of the enterprise risk committee and a member of the credit committee until his resignation on June 17, 2009. Mr. Merrick started his banking career in 1967 with Chemical Bank, served in the United States Army from 1968 through 1971 and worked for American Security Bank from 1971 to 1976. Mr. Merrick joined Bank of Virginia, a predecessor to Signet, in 1976 and rose to the office of Executive Vice President and Chief Credit Officer for Signet from 1985 to 1997. In that role, he was responsible for all credit extensions within the bank and bank holding company. He was the chairman of Signet’s credit policy committee and a member of the asset and liability, management, safety and soundness and administrative committees. Mr. Merrick was a director of CRIIMI MAE from 1998 to 2004 and a director of the Bank of Richmond from 2004 to 2007, serving as chairman of its credit committee and a member of its asset and liability and executive committees.

Mr. Merrick has extensive banking, corporate finance, senior executive, credit and risk management experience.

William A. Paulette, 69, has served on our Board of Directors since 2009. He also serves on the board of directors of Xenith Bank. He was a director of Gateway Financial Holdings, Inc. at the time of its merger with us on December 31, 2008 and was a director of Bank of Richmond from 1998 to 2007. He has served on the board of Virginia Military Institute since 2003. He is founder, President and Chief Executive Officer of KBS, Inc., a construction firm based in Richmond, Virginia, for which he is responsible for the general management, including its financial success.

Mr. Paulette brings to the Board substantial knowledge of the construction business and the Richmond market.

Scott A. Reed, 46, has served on our Board of Directors since July 2016. Mr. Reed also serves on the board of directors of Xenith Bank. He was a director of Legacy Xenith at the time of the merger on July 29, 2016 and had served as a director of Legacy Xenith since December 22, 2009, having previously served as a director of Xenith Corporation from June 2008 until December 22, 2009. He is a principal and founding partner of BankCap Partners. Before founding BankCap Partners in 2005, Mr. Reed had a diverse career that included derivatives trading, consulting, investment banking and corporate strategy and planning. Most recently, Mr. Reed served in a number of roles culminating as Senior Vice President at Carreker Corporation from 2002 to 2004. From 2000 to 2002, Mr. Reed worked in the Financial Institutions Group at Bear, Stearns & Co. Inc., where he focused on mergers and acquisitions and capital market transactions. Prior to joining Bear, Stearns & Co. Inc., Mr. Reed worked from 1998 to 2000 for Bain & Company, a management consulting company, where he focused on corporate strategy formation and implementation for numerous Fortune 100 companies. Mr. Reed started his career as an options trader for Swiss Bank Corporation, where he managed a diverse portfolio while working on the Pacific Stock Exchange in San Francisco. Mr. Reed serves as a principal of BCP Fund I Holdings, LLC, and affiliate of BankCap, a director of Silvergate Capital Corp. and Silvergate Bank in La Jolla, California and is a member of the advisory board of the Commerce School at the University of Virginia.

Mr. Reed has a strong corporate business background and significant experience in financial institutions, investment banking and strategic transactions.

Thomas G. Snead, Jr., 63, has served on our Board of Directors since July 2016. Mr. Snead also serves on the board of directors of Xenith Bank. He served as Chairman of the Board of Legacy Xenith at the time of the merger on July 29, 2016 and had served as a director of Legacy Xenith since May 1, 2013. He is retired, having previously served as President and

Chief Executive Officer of Anthem Inc., Southeast Region, a managed care and health insurance company from July 2002 through January 2006. From April 2000 through July 2002, he was the Chairman and Chief Executive Officer of Trigon Healthcare, Inc. (“Trigon”), a managed healthcare company. Prior to that, he served in other various positions for Trigon, including President and Chief Executive Officer, President and Chief Operating Officer, Senior Vice President and Chief Financial Officer and he was also a director of Trigon. Mr. Snead previously served on the board of LandAmerica Financial Group Inc., having also served on its executive, executive compensation, corporate governance and audit committees, the last of which he served as chairman. Mr. Snead currently serves on the board of directors of Tredegar Corporation (NYSE: TG), where he serves as Chairman of the audit committee, and CSA Medical, Inc., a privately-held medical device company, as well as several community organizations, including the Community Foundation, Virginia Home for Boys and Girls Foundation, the Virginia Historical Society and the Virginia Commonwealth University School of Business Foundation.

Mr. Snead has extensive executive management and corporate finance experience from his past executive and board service.

W. Lewis Witt, 74, has served on our Board of Directors since 2001. He also serves on the board of directors of Xenith Bank. He was Chairman of the Board of Coastal Virginia Bank from 1987 until it was merged with The Bank of Hampton Roads in 1992. In addition to being one of our directors since 2001, Mr. Witt was also a director of The Bank of Hampton Roads from 1991 to 2010. He has been the Owner and President of Inner-view, Ltd., a utility contractor, since September 1976. Mr. Witt’s involvement with utility contracting acquaints him with a wide network of community officials and other contractors.

Mr. Witt is knowledgeable regarding the south Hampton Roads real estate and development market and many of its participants.

Executive Officers of the Registrant

T. Gaylon Layfield, III, 65, has been our Chief Executive Officer and Chief Executive Officer of the Bank since July 29, 2016. Mr. Layfield previously served as President and Chief Executive Officer of Legacy Xenith and Legacy Xenith Bank from December 22, 2009 until July 29, 2016. He has also served as director of the Company since July 29, 2016 and of the Bank since December 14, 2016.

Donna W. Richards, 53, has been our President and Chief Operating Officer since September 2015. She has also served as President of the Bank since August 2012. Ms. Richards previously served as the Company’s Retail Banking Executive from October 2010 until August 2012 and as Market President from May 2006 to October 2010.

Thomas W. Osgood, 61, has been our Executive Vice President and Chief Financial Officer since July 29, 2016. Mr. Osgood previously served as Executive Vice President, Chief Financial Officer, Chief Administrative Officer and Treasurer of Legacy Xenith and Legacy Xenith Bank, from December 22, 2009 until July 29, 2016. He served as a director of Legacy Xenith Bank from December 22, 2009 until January 2, 2012.

Wellington W. Cottrell, III, 62, has been our Executive Vice President and Chief Credit Officer since July 29, 2016. Mr. Cottrell was previously Executive Vice President and Chief Credit Officer of Legacy Xenith Bank from December 22, 2009 until July 29, 2016. He served as a director of Legacy Xenith Bank from December 22, 2009 until January 2, 2012.

Ronald E. Davis, 65, has been our Executive Vice President and Chief Credit Officer since July 29, 2016 and has been our Secretary since February 15, 2017. Mr. Davis was previously Executive Vice President and Corporate Secretary of Legacy Xenith from December 22, 2009 until July 29, 2016. He also served as Executive Vice President and Chief Operations and Technology Officer of Legacy Xenith Bank until from October 2011 to July 29, 2016. He also served as a director of Legacy Xenith Bank from December 22, 2009 until January 2, 2012.

Thomas B. Dix III, 38, has been our Executive Vice President of Commercial Lending and Co-Head of Commercial Banking, Maryland and North Carolina of the Company since July 29, 2016. Mr. Dix previously served as our Executive Vice President, Chief Financial Officer and Treasurer and that of the Bank from March 2013 until July 29, 2016. Mr. Dix had also served as our Senior Vice President and Treasurer, as well as that of the Bank and Shore Bank, from May 2011 until March 2013. Mr. Dix served as our Corporate Secretary and that of the Bank from October 2011 to March 2013. Previously, Mr. Dix served as our Senior Vice President and Credit Risk Manager from January 2010 through April 2011, Senior Vice President and Chief Lending Officer of Shore Bank from September 2009 through December 2009, and Vice President, Commercial Banking for the Bank from April 2009 to August 2009.

Edward H. Phillips, Jr., 49, has been our Executive Vice President of Commercial Lending and Co-Head of Commercial Banking since July 29, 2016. Mr. Phillips was previously Executive Vice President and Chief Lending Officer of Legacy Xenith Bank from October 2011 until July 29, 2016. Mr. Phillips was Senior Vice President - Commercial Lending of Legacy Xenith Bank from December 22, 2009 until October 2011.

William Callaghan, 57, has been our Senior Vice President and Chief Information Officer since July 29, 2016. Mr. Callaghan was previously Senior Vice President and Chief Technology officer of Legacy Xenith Bank from December 22, 2009 until July 29, 2016.

Linda Majikes, 56, has been our Senior Vice President and Chief Human Resources Officer since July 29, 2016. Ms. Majikes was previously Senior Vice President, Human Resources and Facilities of Legacy Xenith Bank from December 22, 2009 until July 29, 2016.

Judy C. Gavant, 57, has been our Senior Vice President. Controller and Chief Accounting Officer since July 29, 2016. Ms. Gavant was previously Senior Vice President, Controller and Principal Accounting Officer of Legacy Xenith Bank from August 2010 until July 29, 2016.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires directors, executive officers and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in beneficial ownership with the SEC. Such persons are also required to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with in 2016 except for the following filings: (i) Forms 4 for Wellington W. Cottrell, III, T. Gaylon Layfield, III and Thomas W. Osgood with respect to transactions on July 29, 2016, (ii) Forms 4 for Donna W. Richards and Linda Majikes to correct various reporting errors and (iii) a Form 5 for Patrick E. Corbin with respect to a transaction on March 26, 2015.

Code of Ethics

We have a Code of Ethics Policy (the “Code”) that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Code is available on our website at www.xenithbank.com. We intend to satisfy the disclosure requirements of Form 8-K with respect to any waivers of or amendments to the Code with respect to certain officers by posting such disclosures on our website at www.xenithbank.com. We may, however, elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC in addition to or in lieu of the website disclosure. The information on, or that can be accessed through our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings that we make with the SEC.

Audit Committee

Our Audit Committee consists of Thomas G. Snead, Jr. (Chairman), Palmer G. Garson, Edward Grebow, Robert J. Merrick, William A. Paulette and W. Lewis Witt. Our Board of Directors affirmatively determined that each of these directors is “independent” as that term is defined under the NASDAQ Stock Market (“NASDAQ”) listing standards and the requirements of the SEC. Our Board of Directors further determined that each of the members of our Audit Committee is financially literate as required by the NASDAQ listing standards and the rules of the SEC. Our Audit Committee and our Board of Directors designated Mr. Snead as our audit committee financial expert, as defined under the rules of the SEC.

Item 11—Executive Compensation

Compensation of Non-Employee Directors for 2016

The compensation of our non-employee directors in 2016 consisted of the following components:

•	$22,000 annual cash retainer;

•	$44,000 cash award in lieu of an annual grant of restricted stock units;

•	$200,000 annual cash retainer for the Chairman of the Board;

•	$15,000 annual cash retainer for the Chairman of the Audit Committee;

•	$7,000 annual cash retainer for the Chairmen of the Asset Liability, Risk Oversight/Credit Quality and Governance and Compensation Committees; and

•	$1,300 cash award for each Board committee meeting attended.

The following table shows compensation paid to our non-employee directors during 2016.

Name	Fees Earned or Paid in Cash ($)(1)		Stock/Option Awards ($)(2)	Total ($)
James F. Burr	$67,300	(3)	$—	$67,300
Patrick E. Corbin	193,616		208,116	401,732
Henry P. Custis, Jr.	36,933		—	80,933
Palmer P. Garson	28,583		—	28,583
Robert B. Goldstein	14,447	(4)	—	14,447
Edward Grebow(5)	19,200		—	19,200
Robert J. Merrick	28,583		—	28,583
William A. Paulette	72,233		—	72,233
John S. Poelker(6)	73,600		—	73,600
Scott A. Reed	28,583		—	28,583
Thomas G. Snead	28,583		—	28,583
Jon F. Weber(7)	—		—	—
W. Lewis Witt	136,100		—	136,100

(1)	This column represents fees earned or paid in cash for serving on our Board of Directors, including amounts paid in cash in lieu of restricted stock unit awards.
(2)	The amounts in this column reflect the grant date fair value of restricted stock unit and stock option awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). The valuation assumptions used in determining these amounts are described in Note 16 Share-Based Compensation Plans of the Notes to Consolidated Financial Statements in the Original Filing. Other than Mr. Corbin, no stock was awarded to the non-employee directors in 2016. The following table shows the number of stock awards, consisting entirely of restricted stock units, held by each of our non-employee directors named below as of December 31, 2016:

Name	Vested Restricted Stock Units (#)	Unvested Restricted Stock Units (#)
Patrick E. Corbin	2,528	10,152
Henry P. Custis, Jr.	2,528	—
Robert B. Goldstein	2,528	—
William A. Paulette	2,528	—
W. Lewis Witt	2,528	—

None of our other non-employee directors held any stock awards as of December 31, 2016.

No options were awarded to the non-employee directors in 2016. The following table shows the aggregate number of outstanding option awards held by each of our non-employee directors named below as of December 31, 2016:

	Number of Option Awards
Name	Exercisable	Unexercisable
Palmer P. Garson	7,634	—
Robert J. Merrick	7,634	—
Scott A. Reed	7,634	—

None of our other non-employee directors held any options as of December 31, 2016.

(3)	Mr. Burr does not receive fees or any stock awards in his capacity as a director, pursuant to The Carlyle Group’s policies. All director fees earned by Mr. Burr were paid to The Carlyle Group.

(4)	Mr. Goldstein receives 20% of fees and 100% of restricted stock unit awards earned in his capacity as a director, and the remaining 80% of cash fees were paid to CapGen Capital Advisers LLC.
(5)	Mr. Grebow filled the vacancy created by Mr. Weber’s retirement. Under a separate agreement with Anchorage, to which the Company is not a party, Anchorage will compensate Mr. Grebow for his service on the Board in an amount equal to the difference between the fee he earns from us and $150,000 for his service on our Board.
(6)	Mr. Poelker retired from our Board of Directors effective December 31, 2016.
(7)	Mr. Weber retired from our Board of Directors effective September 28, 2016. In 2016, Mr. Weber did not receive fees or any stock awards in his capacity as a director, pursuant to Anchorage’s then-current policies. In 2016, Anchorage did not receive any director fees earned by Mr. Weber.

Executive Compensation

Summary Compensation Table

The following table shows the compensation for the fiscal year ended December 31, 2016 and 2015 paid to or earned by our executive officers named below (“named executive officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($)		Total ($)
T. Gaylon Layfield, III	2016	208,916		—	365,029		2,334,805	83,333	11,010	(4)	3,003,093
CEO(3)	2015	—		—	—		—	—	—		—
Charles M. Johnston	2016	300,000		—	—		—	—	137,967	(5)	437,967
Former Interim CEO(3)	2015	175,000	(5)	—	394,000	(5)	—	—	274,384	(5)	843,384
Donna W. Richards	2016	370,833		1,344,118	630,868		—	134,980	7,980	(4)	2,488,779
President & COO	2015	350,000		121,000	118,200		—	105,000	10,600	(4)	704,800
Thomas B. Dix III	2016	275,000		701,721	230,165		—	92,799	10,388	(4)	1,310,073
EVP	2015	265,625		16,500	—		—	82,500	10,600	(4)	375,225

(1)	The amounts in these columns reflect the grant date fair value of restricted stock unit and stock option awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). The valuation assumptions used in determining these amounts are described in Note 16 Share-Based Compensation Plans of the Notes to Consolidated Financial Statements in the Original Filing.
(2)	The amounts in this column reflect cash amounts earned under our incentive arrangements, as described below.
(3)	In connection with the merger, immediately following the effective time of the merger on July 29, 2016, Mr. Johnston resigned as our Interim Chief Executive Officer and Mr. Layfield was appointed as our Chief Executive Officer.
(4)	These amounts represent matching contributions made under our Defined Contribution Plan (as defined below).
(5)	The amounts in the “Salary” and “Stock Awards” columns represent compensation earned by Mr. Johnston in his capacity as Interim Chief Executive Officer. The amount in the “All Other Compensation” column represents compensation Mr. Johnston earned in his capacity as a director, including a $111,000 annual retainer earned as Chairman of our Board of Directors and a $25,667 cash award in lieu of an annual grant of restricted stock units, in each case, prorated for his months of service on our Board.

Outstanding Equity Awards at Year-End Table

The following table presents outstanding stock options and restricted stock units held by our named executive officers as of December 31, 2016.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
T. Gaylon Layfield, III						11,707	(1)	$330,137	(2)
	19,140			$26.20	05/07/2019
	11,484			$26.20	12/22/2019
	5,280			$8.30	02/22/2022
	4,400			$9.20	04/03/2022
	30,624			$9.50	08/14/2022
		118,518	(3)	$19.70	07/28/2023
Charles M. Johnston	—	—		—	—	—		—
Donna W. Richards						10,000	(4)	$282,000	(2)
	31,156			$16.10	08/20/21
		31,156	(5)	$16.10	08/20/21
Thomas B. Dix III						15,000	(6)	$423,000	(2)
	31,156			$16.10	08/20/21
		31,156	(5)	$16.10	08/20/21

(1)	The restricted stock units will vest in three annual installments as follows: 33.34% on July 29, 2017 and 33.33% on July 29, 2018 and July 29, 2019. Settlement of the restricted stock units will occur within 30 days of vesting.
(2)	The market value of the shares that have not vested is based on the closing price of our common stock of $28.20, as reported on NASDAQ on December 30, 2016.
(3)	The options are exercisable in three equal installments on July 29, 2017, July 29, 2018 and July 29, 2019.
(4)	The restricted stock units will vest on July 29, 2018.
(5)	The options are exercisable in equal annual installments on August 22, 2017 and August 22, 2018.
(6)	The restricted stock units will vest in two equal annual installments on July 29, 2017 and July 29, 2018.

Elements of Compensation

Each of our current named executive officers is party to an employment agreement that governs each named executive officers’ compensation. Pursuant to the terms of each employment agreement, our named executive officers are eligible to participate in our incentive plans and our defined contribution plan. The material terms of the employment agreements, short-term incentive arrangements and defined contribution plan are described below.

Employment Agreements

The key elements of the current employment agreements between us and our current named executive officers are summarized below. There was no employment agreement between us and Mr. Johnston, who served as our Interim Chief Executive Officer until July 29, 2016. However, in 2016, Mr. Johnston received, in addition to his compensation as Chairman of our Board and director fees, cash compensation of $300,000 while serving as our Interim Chief Executive Officer, plus reimbursement of certain living expenses in Virginia Beach.

T. Gaylon Layfield, III. Concurrently with the consummation of the merger, on July 29, 2016, we entered into an employment agreement with Mr. Layfield (the “Layfield Agreement”). Under the terms of the Layfield Agreement, Mr. Layfield serves as our and Xenith Bank’s Chief Executive Officer. Mr. Layfield receives a base salary of $500,000 and is eligible for annual salary increases at the discretion of our Governance and Compensation Committee. Mr. Layfield is also eligible to participate in long-term or short-term incentive plans and cash and non-cash employee benefit plans and receives reimbursement for certain expenses.

In connection with the merger, Mr. Layfield received an award of 11,707 restricted stock units, one-third of which will vest on each of the first, second and third anniversaries of the merger, with accelerated vesting of any unvested restricted stock units upon a change in control or his resignation with good reason. Also in connection with the merger, Mr. Layfield was granted a non-statutory stock option to purchase 118,518 shares of our common stock at an exercise price per share of $20.50. The option will become exercisable with respect to one-third of the shares on each of the first, second and third anniversaries of the merger, with accelerated vesting and exercisability upon a change in control or his resignation with good reason.

The term of the Layfield Agreement commenced on July 29, 2016 and will expire on the third anniversary thereof, unless sooner terminated in accordance with the Layfield Agreement. On the third anniversary and each anniversary thereafter, the term will be extended for an additional year, unless we or Xenith Bank gives 90 days’ prior notice to the contrary. The Layfield Agreement may be terminated at any time by us or Xenith Bank for cause and by Mr. Layfield upon 30 days’ prior written notice, or upon Mr. Layfield’s death or disability.

The Layfield Agreement also provides for the termination of Mr. Layfield’s employment at any time by us or Xenith Bank for other than cause and by Mr. Layfield for good reason. Upon termination under either of these circumstances and provided that Mr. Layfield releases and waives his claims against us or Xenith Bank as provided in the Layfield Agreement, Mr. Layfield will be entitled to receive (A) a lump sum cash payment in an amount equal to 200% of the sum of his then-current rate of annual base salary and the average of his last two years’ annual bonuses earned; provided, however, that if the termination occurs before 2018, then for any calendar year in which an annual bonus was not earned, the annual bonus amount used to calculate the average will equal 40% of Mr. Layfield’s annual base salary and (B) continued participation for Mr. Layfield and his covered dependents in Xenith Bank’s group health plan for a period of up to 24 months following the date of termination of employment and payment by Xenith Bank of his premiums during such period or, if coverage is not available for Mr. Layfield and his covered dependents under the plan during such period, then monthly payments to Mr. Layfield in the amount of such monthly premiums for the duration of such period.

If within 12 months following or within six months preceding a change in control, Mr. Layfield’s employment is terminated without cause or if he resigns for good reason, and provided that Mr. Layfield releases and waives his claims against us and Xenith Bank as provided in the Layfield Agreement, Mr. Layfield will be entitled to receive (A) a lump sum cash payment equal to 299% of the sum of his then-current rate of annual base salary and the average of his last two years’ annual bonuses earned; provided, however, that if the termination occurs before 2018, then for any calendar year in which an annual bonus was not earned, the annual bonus amount used to calculate the average will equal 40% of Mr. Layfield’s annual base salary; (B) continued participation for Mr. Layfield and his covered dependents in Xenith Bank’s group health plan as described above but for a period of 36 months and (C) immediate vesting of unvested outstanding equity-based awards.

Mr. Layfield is indemnified to the fullest extent of applicable law for any matter relating to his affiliation with us or Xenith Bank unless Mr. Layfield is terminated for cause and the relevant claim arises out of the matter for which he was terminated. During the term of his employment and for a period of one year thereafter, Mr. Layfield is restricted from soliciting our, or Xenith Bank’s, clients or employees and from competing with Xenith Bank within a specified geographic area.

Donna W. Richards. Concurrently with the consummation of the merger, on July 29, 2016, we entered into a new employment agreement with Ms. Richards (the “Richards Agreement”), which superseded her then existing employment agreement with us. Under the terms of the Richards Agreement, Ms. Richards serves as our and Xenith Bank’s President and Chief Operating Officer. Ms. Richards receives a base salary of $400,000 and is eligible for annual salary increases at the discretion of our Governance and Compensation Committee. Ms. Richards is also eligible to participate in long-term or short-term incentive plans and cash and non-cash employee benefit plans and will receive reimbursement for certain expenses.

In connection with the merger, Ms. Richards received an award of 20,000 restricted stock units, 50% of which vested upon the integration of our core processing systems on November 25, 2016 and 50% of which will vest on the second anniversary of the merger, with accelerated vesting of any unvested restricted stock units upon a change in control or her resignation for good reason. Also in connection with the merger, Ms. Richards received a retention bonus of 2.99 times the sum of her pre-merger base salary and the average of her last two years’ annual bonuses, which totaled $1,344,118, and immediate vesting and cash settlement of the unvested restricted stock units granted to Ms. Richards on June 26, 2013, August 22, 2014 and September 26, 2015.

The term of the Richards Agreement commenced on July 29, 2016 and will expire on the second anniversary thereof, unless sooner terminated in accordance with the Richards Agreement. On the second anniversary and each anniversary thereafter, the term will be extended for an additional year, unless we or Xenith Bank gives 90 days’ prior notice to the contrary. The Richards Agreement may be terminated at any time by Xenith Bank for cause and by Ms. Richards upon 30 days’ prior written notice, or upon Ms. Richards’ death or disability.

The Richards Agreement also provides for the termination of Ms. Richards’ employment at any time by us or Xenith Bank for other than cause and by Ms. Richards for good reason. Upon termination under either of these circumstances and provided that Ms. Richards releases and waives her claims against us and Xenith Bank as provided in the Richards Agreement, Ms. Richards will be entitled to receive (A) a lump sum cash payment in an amount equal to 200% of the sum of her then-current rate of annual base salary and the average of her last two years’ annual bonuses earned; and (B) continued participation for Ms. Richards and her covered dependents in Xenith Bank’s group health plan for a period of up to 24 months following the date of termination of employment and payment by Xenith Bank of her premiums during such period or, if coverage is not available for Ms. Richards and her covered dependents under the plan during such period, then monthly payments to Ms. Richards in the amount of such monthly premiums for the duration of such period.

If within 12 months following or within six months preceding a change in control, Ms. Richards’ employment is terminated without cause or if she resigns for good reason, and provided that Ms. Richards releases and waives her claims against us and Xenith Bank as provided in the Richards Agreement, Ms. Richards will be entitled to receive the severance payment and continued participation in benefit plans as described above, and immediate vesting of unvested outstanding equity-based awards.

Ms. Richards is indemnified to the fullest extent of applicable law for any matter relating to her affiliation with us or Xenith Bank unless Ms. Richards is terminated for cause and the relevant claim arises out of the matter for which she was terminated. During the term of her employment and for a period of one year thereafter, Ms. Richards is restricted from soliciting our, or Xenith Bank’s, clients or employees and from competing with Xenith Bank within a specified geographic area.

Thomas B. Dix III. Concurrently with the consummation of the merger, on July 29, 2016, we entered into a new employment agreement with Mr. Dix (the “Dix Agreement”), which superseded his then existing employment agreement with us. Under the terms of the Dix Agreement, Mr. Dix serves as Executive Vice President of Commercial Lending for Hampton Roads, Maryland and North Carolina of Xenith Bank. Mr. Dix receives an initial base salary of $275,000 and is eligible for annual salary increases at the discretion of our Governance and Compensation Committee. Mr. Dix is also eligible to participate in long-term or short-term incentive plans and cash and non-cash employee benefit plans and will receive reimbursement for certain expenses.

In connection with the merger, Mr. Dix also received an award of 15,000 restricted stock units, 50% of which will vest upon the first anniversary of the effective time of the merger and 50% of which will vest on the second anniversary of the effective time of the merger, with accelerated vesting of any unvested restricted stock units upon a change in control or his resignation for good reason. Also in connection with the merger, Mr. Dix received a retention bonus of 2.99 times the sum of his current base salary and the average of his last two years’ annual bonuses, which totaled $701,721, and immediate vesting and cash settlement of the unvested restricted stock units granted to Mr. Dix on August 22, 2014.

The term of the Dix Agreement commenced on July 29, 2016 and will expire on the second anniversary thereof, unless sooner terminated in accordance with the Dix Agreement. On the second anniversary and each anniversary thereafter, the term will be extended for an additional year, unless Xenith Bank gives 90 days’ prior notice to the contrary. The Dix Agreement may be terminated at any time by Xenith Bank for cause and by Mr. Dix upon 30 days’ prior written notice, or upon Mr. Dix’s death or disability.

The Dix Agreement also provides for the termination of Mr. Dix’s employment at any time by us or Xenith Bank for other than cause and by Mr. Dix for good reason. Upon termination under either of these circumstances and provided that Mr. Dix releases and waives his claims against us or Xenith Bank as provided in the Dix Agreement, Mr. Dix will be entitled to receive (A) a lump sum cash payment in an amount equal to the sum of his then-current rate of annual base salary and the average of his last two years’ annual bonuses earned; and (B) continued participation for Mr. Dix and his covered dependents in Xenith Bank’s group health plan for a period of up to 24 months following the date of termination of employment and payment by Xenith Bank of his premiums during such period or, if coverage is not available for Mr. Dix and his covered dependents under the plan during such period, then monthly payments to Mr. Dix in the amount of such monthly premiums for the duration of such period.

If within 12 months following or within six months preceding a change in control, Mr. Dix’s employment is terminated without cause or if he resigns for good reason, and provided that Mr. Dix releases and waives his claims against us and Xenith Bank as provided in the Dix Agreement, Mr. Dix will be entitled to receive the severance payment and continued participation in benefit plans as described above, and immediate vesting of unvested outstanding equity-based awards.

Mr. Dix is indemnified to the fullest extent of applicable law for any matter relating to his affiliation with us or Xenith Bank unless Mr. Dix is terminated for cause and the relevant claim arises out of the matter for which he was terminated. During the term of his employment and for a period of one year thereafter, Mr. Dix is restricted from soliciting our, or Xenith Bank’s, clients or employees and from competing with Xenith Bank within a specified geographic area.

Short-Term Incentive Arrangements

In order to focus the Company’s executive officers’ attention on the profitability of the organization as a whole, the Company has historically paid cash incentives based upon the Company’s annual financial performance. The 2016 awards earned by Ms. Richards and Mr. Dix were based on the Company’s achievement of threshold and target amounts of net income before tax for the 2016 fiscal year. The 2016 award earned by Mr. Layfield was based on (A) for the period from January 1, 2016 through the closing of the merger, a combination of Legacy Xenith’s achievement of threshold and target amounts of net income before tax and performance ratings while serving Legacy Xenith, which were based on annual management objectives, and (B) for the period from the closing of the merger through December 31, 2016, the Company’s achievement of the same threshold and target amounts of net income before tax for the 2016 fiscal year as Ms. Richards and Mr. Dix. Mr. Layfield was permitted to, and did, elect to take all of this award from the period prior to the closing of the merger in restricted stock units. Mr. Johnston was not eligible to participate in the 2016 short-term incentive arrangement.

Defined Contribution Plan

Subject to minimum age and service requirements, all of our employees, including our named executive officers, are eligible to participate in our VBA Defined Contribution Plan (the “Defined Contribution Plan”). Participants may contribute up to 96% of their covered compensation, subject to statutory limitations, and we will make matching contributions of 100% of the first 3% of pay and 50% for the next 2% of pay that a participant contributes to the Defined Contribution Plan. We may also make additional discretionary contributions to the Defined Contribution Plan. Participants are fully vested in their contributions and our match immediately and become fully vested in our discretionary contributions after three years of service.

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2016 with respect to certain compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plan excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2004 Colonial Virginia Bank Equity Compensation Plan(1)	7,519	$9.16	—
2011 Omnibus Incentive Plan	418,225	18.25	91,472
2012 Xenith Bankshares, Inc. Stock Incentive Plan(1)	287,810	14.81	277,905
Equity compensation plans not approved by security holders	—	—	—

Total	713,554	$16.77	369,377

(1)	In connection with the merger, we assumed the 2004 Colonial Virginia Bank Equity Compensation Plan and the 2012 Xenith Bankshares, Inc. Stock Incentive Plan. We do not intend to grant any additional awards under these plans.

Beneficial Ownership of Our Directors, Executive Officers and Principal Shareholders

The following table sets forth for (1) each director and named executive officer, (2) all directors and executive officers as a group and (3) each person or group that beneficially owns 5% or more of our common stock: (i) the number of shares of our common stock beneficially owned on February 28, 2017 and (ii) such person’s or group’s percentage ownership of outstanding shares our common stock on such date.

This table is based upon information supplied by our directors, officers and principal shareholders. Unless indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.

Name	Number of Shares Beneficially Owned		Percent of Outstanding Shares(1)
Directors and Named Executive Officers:
James F. Burr	300	(2)	*
Patrick E. Corbin	22,802	(3)	*
Henry P. Custis, Jr.	7,592	(4)	*
Thomas B. Dix III	44,247	(5)	*
Palmer G. Garson	35,054		*
Robert B. Goldstein	5,108,768	(6)	22.1%
Edward Grebow	500	(7)	*
Charles M. Johnston	37,079	(8)	*
T. Gaylon Layfield, III	197,906		*
Robert J. Merrick	32,163		*
William A. Paulette	6,269	(9)	*
Scott A. Reed	1,642,547	(10)	7.0
Donna W. Richards	52,253		*
Thomas G. Snead	39,900	(11)	*
W. Lewis Witt	12,003	(12)	*
All Directors and Executive Officers, as a group (21 persons)	7,477,685		31.6%
Certain Beneficial Owners:
CapGen Capital Group VI LP	5,107,514	(6)(13)	22.1
Carlyle Financial Services Harbor, L.P.	4,239,858	(3)(14)	18.3
ACMO-HR, L.L.C.	4,239,858	(7)(15)	18.3
BCP Fund I Virginia Holdings, LLC	1,615,460	(10)(16)	6.9
Former Xenith Corporation Shareholder Voting Group	2,103,522	(17)	8.9

(1)	Applicable percentages are based on 23,137,874 shares outstanding on February 28, 2017. Shares of our common stock subject to warrants, options or rights exercisable within 60 days of February 28, 2017 are deemed outstanding (without regard for limitations on exercise) for computing the percentage of the person holding such warrants, options or rights but are not deemed outstanding for computing the percentage held by any other person. The table includes shares owned by spouses, other immediate family members, in trust, shares held in retirement accounts or funds for the benefit of the named individuals, shares held as restricted stock and other forms of ownership over which shares the persons named in the table may possess voting and/or investment power. Percent of outstanding shares marked with an asterisk (*) represents less than 1% of total outstanding shares.
(2)	Carlyle Group Management L.L.C. is the general partner of The Carlyle Group L.P., which is a publicly traded entity listed on NASDAQ. The Carlyle Group L.P. is the sole member of Carlyle Holdings II GP L.L.C., which is the general partner of Carlyle Holdings II L.P., which is the general partner of TC Group Cayman Investment Holdings, L.P., which is the general partner of TC Group Cayman Investment Holdings Sub L.P., which is the sole shareholder of Carlyle Financial Services, Ltd., which is the general partner of TCG Financial Services, L.P., which is the general partner of Carlyle Financial Services Harbor, L.P. By virtue of these relationships, the aforementioned entities may be deemed to share beneficial ownership of the shares of our common stock owned by Carlyle Financial Services Harbor, L.P. Each such entity expressly disclaims beneficial ownership of the shares of our common stock owned by Carlyle Financial Services Harbor, L.P. except to the extent of its pecuniary interest herein. James F. Burr, who serves on our Board, is a Managing Director of The Carlyle Group Financial Services Group.
(3)	Includes 13,973 shares held in a revocable trust for Patrick E. Corbin.

(4)	Includes 3,107 shares held in a revocable trust for Henry P. Custis, Jr. and 200 shares owned by Linda Custis (wife).
(5)	Includes 5,226 shares that are owned jointly with Charlene Dix (wife).
(6)	Mr. Eugene A. Ludwig is the managing member of CapGen Capital Group VI, LLC, which is the general partner of CapGen Capital Group VI LP. Robert B. Goldstein, who serves on our Board, is a founding Principal in CapGen Capital Group VI, LLC. As a principal member and member of the investment committee of CapGen Capital Group VI, LLC, the general partner of CapGen Capital Group VI LP, Mr. Goldstein may be deemed to be the indirect beneficial owner of such shares or shares underlying the warrants under Rule 16a-1(a)(2) promulgated under the Exchange Act. Pursuant to Exchange Act Rule 16a-1(a)(4), Mr. Goldstein disclaims that he is the beneficial owner of such shares, to the extent of his pecuniary interest. Mr. Goldstein owns 1,254 shares personally and the remainder of shares reflected in this table for Mr. Goldstein are the same shares attributable to CapGen Capital Group VI LP.
(7)	All investment and voting decisions with respect to the shares of common stock held by Anchorage are made by Anchorage Capital Group, L.L.C. (formerly named Anchorage Advisors, L.L.C.). Because of their respective relationships with Anchorage and each other, each of Anchorage Advisors Management, L.L.C., Anchorage Capital Group, L.L.C., Anchorage Capital Master Offshore, Ltd., Anchorage and Messrs. Anthony L. Davis and Kevin M. Ulrich may be deemed to share voting and disposition power with respect to the shares of common stock beneficially owned by Anchorage. None of these persons or entities may be deemed to have sole voting and disposition power with respect to any shares of common stock beneficially owned by Anchorage.
(8)	In connection with the merger, immediately following the effective time of the merger on July 29, 2016, Mr. Johnston resigned as our Interim Chief Executive Officer and Mr. Layfield was appointed as our Chief Executive Officer. The number of shares beneficially owned by Mr. Johnston in the table is based solely on our review of Mr. Johnston’s Section 16 filings with the SEC.
(9)	Includes 119 shares owned jointly with Carolyn E. Paulette (wife).
(10)	Includes 1,615,460 shares held by BCP Fund I, Virginia Holdings, LLC (“BCP Fund LLC”). Mr. Reed shares voting and investment power over the shares held by BCP Fund LLC. BankCap Partners Fund is the sole member of BCP Fund LLC. The general partner of BankCap Partners Fund is BankCap Partners GP. The general partner of BankCap Partners GP is BankCap LLC. Scott A. Reed, who serves on our Board, is a manager of BankCap LLC.
(11)	Includes 28,710 shares held in a trust for which Mr. Snead serves as investment manager.
(12)	Includes 25 shares held in an IRA for W. Lewis Witt, 90 shares held in an IRA for Judith W. Witt (wife), 317 shares owned by Inner-View, Ltd., a company owned by W. Lewis Witt, 603 shares held in an IRA for W. Lewis Witt, 492 shares for TOD Registration Account for W. Lewis Witt and 30 shares for TOD Registration Account for Judith W. Witt.
(13)	The business address of CapGen Capital Group VI LP is 280 Park Avenue, 40th Floor West, Suite 401, New York, NY 10017.
(14)	The business address of Carlyle Financial Services Harbor, L.P. is c/o The Carlyle Group, 1001 Pennsylvania Avenue, NW, Suite 220 South, Washington, DC 20004-2505.
(15)	The business address of Anchorage is c/o Anchorage Capital Group, L.L.C., 610 Broadway, 6th Floor, New York, NY 10012.
(16)	The business address of BCP Fund LLC is 2100 McKinney Avenue, Suite 1225, Dallas, Texas 75201.
(17)

Under the terms of that certain Second Amended and Restated Investor Rights Agreement (the “Investor Rights Agreement”), effective upon the completion of the merger, BankCap Partners and the shareholders who purchased shares of Xenith Corporation in its June 2009 private offering (“holders”) agreed to vote their shares of our common stock in favor of one individual designated by BankCap Partners for election to our Board of Directors at any meeting of our shareholders at which shareholders will be voting on the election of directors until our 2018 annual meeting of shareholders and only for so long as BankCap Partners, together with its affiliates, beneficially owns shares of our common stock representing at least 5% of our outstanding capital stock. BankCap Partners and the holders also agreed to vote their respective shares of our common stock in favor of (1) removing the BankCap Partners director upon the request of BankCap Partners and electing to the Board of Directors a substitute designated by BankCap Partners and (2) ensuring that any vacancy on our Board of Directors cause by the resignation, death or removal of a BankCap Partners director is filled in accordance with the Investor Rights Agreement. The members of the former Xenith Corporation Shareholder Voting Group are BankCap Partners, Messrs. Layfield, Merrick, Reed, Wellington W. Cottrell, III, Ronald E. Davis, and Thomas W. Osgood and Ms. Garson. The address for the former Xenith Corporation shareholder voting group is One James Center, 901 East Cary Street, Suite 1700, Richmond, Virginia 23219.

Item 13—Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Policy

Our Audit Committee is responsible for reviewing and overseeing related person transactions. Our Audit Committee operates under a written charter, the relevant provisions of which require our Audit Committee to review any proposed related person transactions for potential conflict of interest situations. Our Audit Committee reviews each related person transaction on a case by case basis and approves only those related person transactions that it determines in good faith to be in our best interests.

For purposes of this policy, a “related person transaction” means any transaction in which we are to be a participant and the amount involved exceeds $120,000 and in which any related person will have a direct or indirect material interest. For purposes of this policy, a “related person” means any person who is a director, a nominee for director or an executive officer of the Company or the Bank (or an immediate family member of such director, nominee for director or executive officer) or a beneficial owner of more than 5% of the outstanding shares of our common stock (or an immediate family member of such owner).

Lending Relationships with Insiders

During 2016, certain of our directors and executive officers, their affiliates and members of their immediate families were customers of and had loan transactions with us in the normal course of business and are expected to continue to have customer relationships with us in the future. All outstanding loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and did not involve more than a normal risk of collectability or present other unfavorable features.

At December 31, 2016, loans outstanding to our directors, executive officers and principal shareholders, as well as to entities controlled by any of the foregoing (which we refer to as “related parties” or the “related party group”), amounted to $14.8 million. During 2016, additional loans made to related parties amounted to $1.9 million. Due to changes in the composition of the related party group, new loans to related parties declined by $1.6 million in 2016 compared to 2015.

Director Independence

Our Board of Directors is comprised of a majority of independent directors as defined by the NASDAQ listing standards. Our Board of Directors in its business judgment has affirmatively determined that each of the following individuals is “independent” as defined under the NASDAQ listing standards and the independence standards of our Corporate Governance Guidelines, which are attached as Appendix A to our Corporate Governance Guidelines: James F. Burr, Patrick E. Corbin, Henry P. Custis, Jr., Palmer P. Garson, Edward Grebow, Robert B. Goldstein, Robert J. Merrick, William A. Paulette, Scott A. Reed, Thomas G. Snead, Jr. and W. Lewis Witt. In reaching this conclusion, our Board of Directors considered that we and our subsidiaries provide services to, and otherwise conduct business with, certain members of our Board of Directors or members of their immediate families or companies with which members of our Board of Directors are affiliated. These transactions are discussed in greater detail below and in the “Certain Relationships and Related Transactions” section, above.

Our Board of Directors has established guidelines to assist it in determining director independence, which are included in our Corporate Governance Guidelines and conform to the independence requirements in the NASDAQ listing standards. As set forth in our Corporate Governance Guidelines, in order for a director to be considered “independent” by our Board of Directors, he or she must not (1) be employed by us or any of our subsidiaries in the past three years, (2) have accepted payments from us or any parent or subsidiary of us in excess of $120,000 during any period in the past 12 consecutive months, with certain exceptions, or have a family member who accepted the same, (3) be a family member of an individual who is employed by us or any of our subsidiaries as an executive officer in the past three years, (4) be, or have a family member who is, a partner in, a controlling shareholder of or an executive officer of any organization to which we made, or from which we received, payments for property or services in the current or any of the past three fiscal years that exceed 5%

of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, with certain exceptions, (5) be one of our directors who is, or have a family member who is, employed as an executive officer of another entity where at any time during the past three years any of our executive officers served on the compensation committee of the other entity, or (6) be, or have a family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on our audit at any time during any of the past three years. As used above, “family member” refers to a person’s spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in any these persons’ homes.

Our Board of Directors considered the following and determined that such transactions did not impair our director’s independence:

•	loans made by us and our subsidiaries to certain directors and their associates in the ordinary course of business; and

•	a compensation arrangement between Mr. Grebow and Anchorage, to which we are not a party, pursuant to which Anchorage will pay Mr. Grebow the difference between the fee he earns from us and $150,000 for his service on our Board.

Item 14—Principal Accounting Fees and Services

Amounts paid to KPMG LLP for work performed for 2016 and 2015 appear below:

	2016		2015
Audit fees	$1,090,675	(1)	$696,400	(1)
Audit-related fees	20,000	(2)	16,500	(2)
Tax fees	287,468	(3)	467,294	(3)

(1)	Fees for financial statement audit, including audit of internal control over financial reporting and interim reviews, reviews of registration statements, and issuance of consents.
(2)	Fees for audit of 401(k) plan.
(3)	Fees for tax compliance and consulting services.

As required by our Audit Committee’s charter, our Audit Committee must pre-approve all audit and non-audit services provided by an independent registered public accounting firm. During 2016, our Audit Committee pre-approved 100% of services provided by KPMG LLP. Our Audit Committee has considered the provisions of these services by KPMG LLP and has determined that the services are compatible with maintaining KPMG LLP’s independence.

PART IV

Item 15—Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Amendment:

Exhibit Number	Description

31.3	Certification of CEO pursuant to Rule 13a-14(a).

31.4	Certification of CFO pursuant to Rule 13a-14(a).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENITH BANKSHARES, INC. (Registrant)

May 1, 2017	/s/ T. Gaylon Layfield, III
Date	T. Gaylon Layfield, III Chief Executive Officer (Principal Executive Officer)