Form 10-Q
period 2017-03-31
Xenith Bankshares, Inc.
filed 2017-05-10
CIK 1143155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer        ☐    Accelerated filer        ☐
Non-accelerated filer        ☐    Smaller reporting company    ☒
(Do not check if a smaller reporting company)    Emerging growth company    ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The number of shares of the issuer's Common Stock, par value $0.01 per share, outstanding as of April 30, 2017 was 23,160,473 shares.

XENITH BANKSHARES, INC.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
As of March 31, 2017 and December 31, 2016

(unaudited)
(in thousands, except share data)	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$16,187	$18,825
Interest-bearing deposits in other banks	7,593	4,797
Overnight funds sold and due from Federal Reserve Bank	156,361	103,372
Investment securities available for sale, at fair value	318,741	317,443
Restricted equity securities, at cost	19,296	24,313
Loans	2,356,808	2,464,056
Allowance for loan losses	(18,275)	(21,940)
Net loans	2,338,533	2,442,116
Premises and equipment, net	56,371	56,996
Interest receivable	8,487	8,806
Other real estate owned and repossessed assets,
net of valuation allowance	5,185	5,345
Goodwill	26,931	26,931
Core deposit intangible, net	3,656	3,787
Net deferred tax assets, net of valuation allowance	154,899	157,825
Bank-owned life insurance	72,580	72,104
Other assets	13,760	13,969
Assets of discontinued operations	—	10,563
Totals assets	$3,198,580	$3,267,192
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$535,889	$501,678
Interest-bearing:
Demand and money market	1,148,199	1,113,453
Savings	91,605	86,739
Time deposits less than $250	773,158	785,303
Time deposits $250 or more	70,792	84,797
Total deposits	2,619,643	2,571,970
Federal Home Loan Bank borrowings	50,000	172,000
Other borrowings	38,938	38,813
Interest payable	785	829
Other liabilities	18,143	19,093
Liabilities of discontinued operations	579	849
Total liabilities	2,728,088	2,803,554
Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000,000 shares authorized; none issued
and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares
authorized; 23,159,377 and 23,123,518 shares issued
and outstanding on March 31, 2017 and December 31, 2016,
respectively	232	231
Capital surplus	712,048	710,916
Accumulated deficit	(239,875)	(245,538)
Accumulated other comprehensive loss, net of tax	(1,913)	(2,428)
Total shareholders' equity before non-controlling interest	470,492	463,181
Non-controlling interest of discontinued operations	—	457
Total shareholders' equity	470,492	463,638
Total liabilities and shareholders' equity	$3,198,580	$3,267,192

See accompanying notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2017 and 2016

(unaudited)
(in thousands)	March 31, 2017	March 31, 2016
Interest Income
Loans, including fees	$27,359	$16,584
Investment securities	2,068	1,350
Overnight funds sold and deposits in other banks	236	44
Total interest income	29,663	17,978
Interest Expense
Deposits:
Demand and money market	1,584	846
Savings	56	16
Time deposits	2,319	1,864
Interest expense on deposits	3,959	2,726
Federal Home Loan Bank borrowings	173	18
Other borrowings	680	472
Total interest expense	4,812	3,216
Net interest income	24,851	14,762
Provision for loan losses	9	(25)
Net interest income after provision for loan losses	24,842	14,787
Noninterest Income
Service charges on deposit accounts	1,160	1,139
Earnings from bank-owned life insurance	476	349
Gain on sale of loans	19	—
Visa check card income	753	641
Other	724	384
Total noninterest income	3,132	2,513
Noninterest Expense
Salaries and employee benefits	10,487	7,771
Professional and consultant fees	1,199	585
Occupancy	1,981	1,416
FDIC insurance	729	414
Data processing and technology	1,026	1,204
Problem loan and repossessed asset costs	99	101
Impairments on and (gains) and losses from sales of other real estate owned and repossessed assets, net	70	(177)
Equipment	334	284
Board fees	131	246
Advertising and marketing	224	50
Merger-related	250	1,568
Other	3,001	2,071
Total noninterest expense	19,531	15,533
Income from continuing operations before provision for income taxes	8,443	1,767
Provision for income taxes - continuing operations	2,704	734
Net income from continuing operations	5,739	1,033
Net (loss) income from discontinued operations before provision for income taxes	(255)	570
(Benefit) provision for income taxes - discontinued operations	(56)	15
Net (loss) income from discontinued operations attributable to non-controlling interest	(123)	206
Net (loss) income from discontinued operations	(76)	349
Net income attributable to Xenith Bankshares, Inc.	$5,663	$1,382

See accompanying notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2017 and 2016

(unaudited)
(in thousands)	March 31, 2017	March 31, 2016
Net income attributable to Xenith Bankshares, Inc.	$5,663	$1,382
Other comprehensive income, net of tax:
Change in unrealized gain on securities available for sale	793	1,893
Income tax effect	(278)	(685)
Other comprehensive income, net of tax	515	1,208
Comprehensive income attributable to Xenith Bankshares, Inc.	$6,178	$2,590

See accompanying notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Three Months Ended March 31, 2017

					Accumulated Other
(unaudited)	Common Stock		Capital	Accumulated	Comprehensive Income (Loss),	Non-controlling	Total Shareholders'
(in thousands, except share data)	Shares	Amount	Surplus	Deficit	Net of Tax	Interest	Equity
Balance at December 31, 2016	23,123,518	$231	$710,916	$(245,538)	$(2,428)	$457	$463,638
Net income	—	—	—	5,663	—	(123)	5,540
Other comprehensive income, net of tax	—	—	—	—	515	—	515
Share-based compensation expense	—	—	624	—	—	—	624
Net settlement of restricted stock units	2,528	—	236	—	—	—	236
Restricted stock awards granted	13,323	—	—	—	—	—	—
Net issuance on exercise of stock options	20,008	1	272	—	—	—	273
Reclassification to other liabilities	—	—	—	—	—	(334)	(334)
Balance at March 31, 2017	23,159,377	$232	$712,048	$(239,875)	$(1,913)	$—	$470,492

See accompanying notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016

(unaudited)
(in thousands)	March 31, 2017	March 31, 2016
Cash flows from operating activities
Net income from continuing operations	$5,739	$1,033
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	742	734
Deferred income tax expense	2,704	734
Accretion and amortization of fair value adjustments	(890)	272
Amortization of core deposit intangible	131	—
Provision for loan losses	9	(25)
Share-based compensation expense	624	420
Net amortization of premiums and accretion of discounts on investment securities available for sale	868	59
Earnings from bank-owned life insurance	(476)	(349)
Impairments on and gains and losses from sales of other real estate owned and repossessed assets	70	(177)
Impairments on and gains and losses from sales of premises and equipment	(2)	—
Changes in:
Interest receivable	319	(189)
Other assets	209	4,584
Interest payable	(44)	18
Other liabilities	(714)	6,823
Net cash provided by operating activities - continuing operations	9,289	13,937
Net cash provided by (used in) operating activities - discontinued operations	9,704	(2,614)
Cash provided by operating activities	18,993	11,323
Cash flows from investing activities
Proceeds from maturities and calls of investment securities available for sale	8,920	8,892
Purchase of investment securities available for sale	(10,293)	(8,000)
Proceeds from sale of restricted equity securities	7,310	4,122
Purchase of restricted equity securities	(2,293)	(6,299)
Net decrease in loans	104,465	19,575
Proceeds from sale of other real estate owned and repossessed assets, net	214	5,107
Purchases of premises and equipment	(115)	(108)
Net cash provided by investing activities - continuing operations	108,208	23,289
Net cash provided by (used in) investing activities - discontinued operations	—	(1,321)
Cash provided by investing activities	108,208	21,968
Net increase (decrease) in deposits	47,673	(20,887)
Net decrease in short-term Federal Home Loan Bank borrowings	(122,000)	(14,000)
Issuance of common stock related to exercised options	273	—
Repurchase of common stock in the settlement of restricted stock units	—	(45)
Distributed non-controlling interest	—	(173)
Net cash used in financing activities	(74,054)	(35,105)
Increase (decrease) in cash and cash equivalents	53,147	(1,814)
Cash and cash equivalents at beginning of period	126,994	63,746
Cash and cash equivalents at end of period	$180,141	$61,932
Supplemental cash flow information:
Cash paid for interest	$4,850	$3,070
Cash paid for income taxes	$—	$—
Supplemental non-cash information:
Change in unrealized gain on investment securities available for sale, net of tax	$515	$1,208
Transfer from other real estate owned and repossessed assets to loans	$—	$545
Transfer from other real estate owned and repossessed assets to other assets	$—	$993
Transfer from loans to other real estate owned and repossessed assets	$124	$734

See accompanying notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

Xenith Bankshares, Inc. ("Xenith Bankshares" or the "Company") is the bank holding company for Xenith Bank (the "Bank"), a Virginia-based institution headquartered in Richmond, Virginia. As of March 31, 2017, the Company, through the Bank, operates 42 full-service branches and two loan production offices. Xenith Bank is a commercial bank specifically targeting the banking needs of middle market and small business, local real estate developers and investors, and retail banking clients. The Bank offers marine finance floorplan and end-user loans through its Shore Premier Finance unit. Xenith Bank's regional area of operations spans from Baltimore, Maryland, to Raleigh and eastern North Carolina, complementing its significant presence in greater Washington, D.C., greater Richmond, Virginia, and greater Hampton Roads, Virginia.

Effective July 29, 2016, the Company (previously, Hampton Roads Bankshares, Inc.) completed its merger (the "Merger") with legacy Xenith Bankshares, Inc., a Virginia corporation ("Legacy Xenith"), pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement"), dated as of February 10, 2016, by and between the Company and Legacy Xenith. At the effective time of the Merger, Legacy Xenith merged with and into the Company, with the Company surviving the Merger. Also at the effective time of the Merger, the Company changed its name from "Hampton Roads Bankshares, Inc." to "Xenith Bankshares, Inc." and changed its ticker symbol to "XBKS."

Pursuant to the Merger Agreement, holders of Legacy Xenith common stock, par value $1.00 per share, received 4.4 shares of common stock of the Company, par value $0.01 per share (the "common stock"), for each share of Legacy Xenith common stock held immediately prior to the effective time of the Merger, with cash paid in lieu of fractional shares. Each outstanding share of the Company common stock remained outstanding and was unaffected by the Merger.

Pursuant to the Merger Agreement and immediately following the completion of the Merger, legacy Xenith Bank, a Virginia banking corporation and wholly owned subsidiary of Legacy Xenith, merged (the "Bank Merger") with and into the Bank, with the Bank surviving the Bank Merger. In connection with the Bank Merger, the Bank changed its name from "The Bank of Hampton Roads" to "Xenith Bank."

Unless otherwise stated herein or the context otherwise requires, references herein to "the Company" prior to the effective time of the Merger are to Hampton Roads Bankshares, Inc. and its wholly-owned subsidiaries, and references to "the Bank" are to The Bank of Hampton Roads. Unless otherwise stated herein or the context otherwise requires, references herein to "the Company" after the effective time of the Merger are to Xenith Bankshares, Inc. (f/k/a Hampton Roads Bankshares, Inc.) and its wholly-owned subsidiaries, and references to "the Bank" are to Xenith Bank (f/k/a The Bank of Hampton Roads). Information presented herein as of and for the three-month period ended March 31, 2016 does not include the operations of Legacy Xenith.

On September 16, 2016, the Company announced its decision to cease operations of its mortgage banking business. In connection with this decision, the Bank entered into a definitive asset purchase agreement to sell certain assets of Gateway Bank Mortgage, Inc., a wholly-owned subsidiary of the Bank ("GBMI"), and to transition GBMI's operations, which included originating, closing, funding and selling first lien residential mortgage loans, to an unrelated party (the "GBMI Sale"). The completion of the GBMI Sale occurred on October 17, 2016. The operations of GBMI have been reported as discontinued operations for all periods presented herein.

On December 7, 2016, the Company announced a reverse stock split of its outstanding shares of common stock at a ratio of 1-for-10 (the "Reverse Stock Split"), which had been previously approved by the Company's shareholders. The Reverse Stock Split became effective on December 13, 2016. No fractional shares were issued in the Reverse Stock Split, rather shareholders of fractional shares received a cash payment based on the closing price of the Company's common stock as of the date of the Reverse Stock Split. The par value of each share of common stock remained unchained at $0.01 per share and the number of authorized shares was not affected. References made to outstanding shares or per share amounts in the accompanying consolidated financial statements and disclosures have been retroactively adjusted to reflect the Reverse Stock Split, unless otherwise noted.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

necessary for a fair presentation. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. The Company has one banking subsidiary, the Bank, which constitutes substantially all of the Company's assets and operations.

Certain comparative balances have been reclassified to reflect current presentation. Any reclassification had no effect on total assets, total shareholders' equity or net income. All dollar amounts included in the tables in these notes are in thousands, except per share data, unless otherwise stated.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K").

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make assumptions, judgments and estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the determination of the allowance for loan losses, the valuation of other real estate owned and repossessed assets, the valuation of net deferred tax assets, the determination of fair value for financial instruments, and the determination of fair values of loans and other assets acquired and liabilities assumed in the Merger.

Recent Accounting Pronouncements

During the second quarter of 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 represents a comprehensive reform of many of the revenue recognition requirements in GAAP. ASU 2014-09 creates a new topic Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). ASC 606 will supersede the current revenue recognition requirements in ASC 605, Revenue Recognition, and supersede or amend much of the industry-specific revenue recognition guidance found throughout the ASC. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASC 606 creates a five-step process for achieving that core principle: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when an entity has completed the performance obligations. ASC 606 also requires additional disclosures that allow users of the financial statements to understand the nature, timing and uncertainty of revenue and cash flows resulting from contracts with customers. The effective date of ASC 606 is for the year beginning January 1, 2018. The new revenue standard permits the use of retrospective or cumulative effect transition methods. A majority of the Company's contracts with customers (i.e., financial instruments) do not fall within the scope of ASC 606; therefore, the Company does not expect the adoption of this standard to have a material effect on the Company's consolidated financial statements.

In February 2016, the FASB issued ASC Topic 842, Leases ("ASC 842"), which replaces ASC 840, Leases. The core principle of ASC 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The recognition, measurement and presentation of expenses, and cash flows arising from a lease by a lessee are as follows:

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

The effective date for ASC 842 is for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating whether adoption of this standard will have a material effect on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which is intended to improve the accounting for share-based payment transactions as part of the FASB's simplification initiative. ASU 2016-09 changes seven aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes; (6) practical expedient - expected term (nonpublic entities only); and (7) intrinsic value (nonpublic entities only). ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. The implementation of this standard occurred in the current period and did not have a material effect on the Company's consolidated financial statements.

In accordance with ASU 2016-09 and beginning in 2017, the Company will recognize excess tax benefits and tax deficiencies as income tax benefit or expense, respectively, in the reporting period in which they occur. Prior to the adoption of this standard, the Company recognized excess tax benefits as capital surplus only when the amounts reduced taxes payable. Additionally, under the updated guidance, the Company will classify excess tax benefits as an operating activity as part of cash payments for taxes on its consolidated statement of cash flows. Under the new guidance, companies are permitted to make an election to account for forfeitures as they occur, rather than estimating forfeitures as of the award's grant date. The Company recognizes forfeitures as they occur, so the new guidance had no effect on the Company's accounting for forfeitures. The Company classifies tax payments made on behalf of employees as cash outflows from financing activities on the statement of cash flows, which results in no change under the new guidance.

In June 2016, the FASB issued ASC 326, Measurement of Credit Losses on Financial Instruments ("ASC 326"), which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. The main objective of ASC 326 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASC 326 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This standard is effective for annual and interim periods in fiscal years beginning after December 15, 2019. An entity may early adopt the standard for annual and interim periods in fiscal years beginning after December 15, 2018. The Company is evaluating the impact the adoption of this standard will have on the Company's consolidated financial statements.

In August 2016, the FASB issued ASC 230, Statement of Cash Flows ("ASC 230"), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses: (1) debt prepayment on debt extinguishment costs; (2) settlement of zero-coupon debt instruments; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investments; (7) beneficial interest in securitizations transactions; and (8) separately identifiable cash flows and application of the predominance principle. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those years. Early adoption is permitted, including adoption in an interim period. The Company believes the adoption of this standard will not have a material effect on its consolidated statements of cash flows.

In October 2016, the FASB issued ASC 740, Income Taxes (Topic 740): Intra-Equity Transfers of Assets Other Than Inventory ("ASC 740"), which requires entities to recognize at the transaction date the income tax consequences of intercompany asset

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transfers other than inventory. This ASC is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Entities may early adopt the standard, but only at the beginning of an annual period for which no financial statements (interim or annual) have already been issued or made available for issuance. The Company believes the adoption of this standard will not have a material effect on its consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), which requires companies to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoptions in an interim period. If an entity early adopts the amendments in an interim period, adjustments should be reflected at the beginning of the fiscal year that includes the interim period. The Company believes the adoption of this standard will not have a material effect on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements ("ASU 2016-19"), which amends a number of topics in the FASB ASC. The ASU is part of an ongoing FASB project to facilitate ASC updates for non-substantive technical corrections, clarifications and improvements that are not expected to have a significant effect on accounting practice or create a significant administrative cost to most entities. ASU 2016-19 will apply to all reporting entities within the scope of the effected accounting guidance.

Most amendments included in ASU 2016-19 were effective upon issuance (December 2016). Certain amendments that require transition guidance are effective for:
1. Public business entities for annual and interim periods in fiscal years beginning after December 2016 (for cloud computing arrangements); and
2. All entities for annual and interim periods in fiscal years beginning after December 15, 2016 (for certain others, including the change to fair value measurement disclosures).

Early adoption is permitted for the amendments that require transition guidance. The adoption of this guidance did not have a material effect the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business ("ASU 2017-01"), which provides a new framework for determining whether transactions should be accounted for as acquisitions or dispositions of assets or businesses. ASU 2017-01 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Entities may early adopt ASU 2017-01 and apply it to transactions that have not been reported in financial statements that have been issued or made available for issuance. The Company believes the adoption of this standard will not have a material effect on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. ASU 2017-04 is effective for annual and interim periods in fiscal years beginning after December 15, 2019. Entities may early adopt the standard for goodwill impairment tests with measurement dates after January 1, 2017. The Company believes the adoption of this standard will not have a material effect on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"), which requires companies to present the service cost component of net benefit cost in the same line items which they report compensation costs. Companies will be required to present all other components of net benefit cost outside of operating income, if this subtotal is presented. ASU 2017-07 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or make available for issuance. The Company believes the adoption of this standard will not have a material effect on its consolidated financial statements.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Business Combination

The Company has accounted for the Merger under the acquisition method of accounting, in accordance with ASC Topic 805, Business Combinations, whereby the acquired assets and assumed liabilities are recorded by the Company at their estimated fair values as of the effective date of the Merger, which was July 29, 2016.

The Merger combined two banks with complementary capabilities and geographical focus, thus provided the opportunity for the organization to leverage its existing infrastructure, including people, processes and systems, across a larger asset base.

In accordance with the framework established by ASC Topic 820, Fair Value Measurements and Disclosure, the Company used a fair value hierarchy to prioritize the information used to form assumptions and estimates in determining fair values. These fair value hierarchies are further discussed in Note 14 - Fair Value Measurements in these consolidated financial statements.

The following table presents the summary unaudited balance sheet of Legacy Xenith as of the date of the Merger inclusive of the estimated fair value adjustments and the allocation of consideration paid in the Merger to the acquired assets and assumed liabilities. The allocation resulted in goodwill of $26.9 million, which represents the growth opportunities and franchise value the Bank has in the markets it serves.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair value of assets acquired:
Cash and cash equivalents	$69,241
Securities	139,025
Loans	827,987
Premises and equipment	6,180
Other real estate owned	738
Core deposit intangible	4,006
Accrued interest receivable	4,464
Deferred tax asset	5,156
Bank owned life insurance	19,917
Other assets	17,879
Total assets	$1,094,593
Fair value of liabilities assumed:
Deposits	$956,078
Accrued interest payable	285
Supplemental executive retirement plan	2,162
Borrowings	36,533
Other liabilities	8,112
Total liabilities	$1,003,170
Net identifiable assets acquired	$91,423

Consideration paid:
Company's common shares issued (1)	58,915,439
Purchase price per share (2)	$1.97
Value of common stock issued	$116,063
Estimated fair value of stock options	2,290
Cash in lieu of fractional shares	1
Total consideration paid	118,354
Goodwill	$26,931
_______________________
(1) The issuance of shares of common stock in the Merger preceded the Reverse Stock Split and the number of shares of common stock is presented on a pre-Reverse Stock Split basis.
(2) The value of the shares of common stock exchanged for shares of Legacy Xenith common stock was based upon the closing price of common stock at July 28, 2016, the last trading day prior to the date of completion of the Merger.

The following table presents the purchased performing and purchased impaired loans receivable at the date of the Merger and the fair value adjustments recorded immediately following the Merger:

	Purchased Performing	Purchased Impaired	Total
Principal payments receivable	$830,613	$9,851	$840,464
Fair value adjustment - credit and interest	(9,318)	(3,159)	(12,477)
Fair value of acquired loans	$821,295	$6,692	$827,987

The following table presents, on a pro forma basis, the effect of the Merger for the three months ended March 31, 2016, as if the Merger had occurred at the beginning of 2016. Merger-related costs of $1.6 million incurred in the three months ended March 31,

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016, which are included in the Company's consolidated statements of income, are not included in the pro forma information below. Merger-related costs incurred by Legacy Xenith prior to the completion of the Merger are not included in the Company's consolidated statements of income and are also not included in the pro forma information below. Net income includes pro forma adjustments for the accretion of estimated fair value adjustments (discounts) on acquired loans and amortization of core deposit intangibles. An effective income tax rate of 35% was used in determining pro forma net income.

Three Months Ended
March 31, 2016
Revenue (net interest income plus noninterest income)	$26,869
Net income from continuing operations	$4,304
Earnings per common share (basic and diluted)	$0.19

NOTE 3 - Discontinued Operations

In connection with the GBMI Sale, which was completed on October 17, 2016, GBMI ceased taking new mortgage loan applications, and all applications with prospective borrowers that were in process at the completion of the GBMI Sale were managed by GBMI through funding and sale to investors in the ordinary course of business. The decision to exit the mortgage business was based on a number of factors, including the costs of regulatory compliance and the scale required to be competitive. Proceeds from the GBMI Sale, which included the sale of certain fixed assets, were $87 thousand.

As of December 31, 2016, there were no remaining loans to be funded and $9.9 million of loans were held for sale to investors related to GBMI, which are included in assets from discontinued operations in the Company's consolidated balance sheet as of December 31, 2016. As of March 31, 2017, the operations of GBMI had been transitioned to the purchaser and there were no remaining loans held for sale and no assets remaining related to GBMI. Management believes, as of March 31, 2017, there are no significant on-going obligations, which include the Company's share of obligations to third-party investors and certain wind-down expenses, with respect to the mortgage banking business. As of March 31, 2017, the Company had a liability of $579 thousand recorded as liabilities of discontinued operations on its consolidated balance sheets, which is a reserve for any future obligations.

The following table presents summarized operating results of the discontinued operations for the period stated:

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	March 31, 2017	March 31, 2016
Net interest income	$19	$154
Provision for loan losses	(5)	26
Net interest income after provision for loan losses	24	128
Noninterest income	140	4,439
Noninterest expense:
Salaries and employee benefits	237	3,010
Professional and consultant fees	2	49
Occupancy	5	206
Data processing	40	104
Equipment	2	20
Advertising and marketing	6	220
Other	127	388
Total noninterest expense	419	3,997
Net (loss) income before provision for income taxes	(255)	570
(Benefit) provision for income taxes	(56)	15
Net (loss) income	(199)	555
Net (loss) income attributable to non-controlling interest	(123)	206
Net (loss) income attributable to Xenith Bankshares, Inc.	$(76)	$349

NOTE 4 - Cash Reserves

To comply with regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements for the periods closest to March 31, 2017 and December 31, 2016 were $60.1 million and $63.9 million, respectively. The Bank was in compliance with these requirements at March 31, 2017 and December 31, 2016.

NOTE 5 - Investment Securities

The following table presents amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale as of the dates stated:

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Mortgage-backed securities
Agencies	$139,616	$736	$898	$139,454
Collateralized	62,075	61	1,026	61,110
Collateralized mortgage obligations	18,181	259	108	18,332
Asset-backed securities	14,868	—	109	14,759
Municipals
Tax-exempt	66,938	—	2,577	64,361
Taxable	18,056	—	387	17,669
Corporate bonds	980	1	—	981
Equity securities	969	1,106	—	2,075
Total securities available for sale	$321,683	$2,163	$5,105	$318,741

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Mortgage-backed securities
Agencies	$135,054	$793	$957	$134,890
Collateralized	63,837	61	1,145	62,753
Collateralized mortgage obligations	19,626	288	104	19,810
Asset-backed securities	14,866	—	108	14,758
Municipals
Tax-exempt	67,738	—	2,983	64,755
Taxable	18,105	1	430	17,676
Corporate bonds	983	1	—	984
Equity securities	969	848	—	1,817
Total securities available for sale	$321,178	$1,992	$5,727	$317,443

As of March 31, 2017 and December 31, 2016, the Company had available-for-sale securities with a fair value of $80.1 million and $83.0 million, respectively, pledged as collateral for public deposits, borrowings and other depositor requirements.

Unrealized Losses

The following tables present the fair values and gross unrealized losses aggregated by investment category and length of time and the number of individual securities that have been in a continuous unrealized loss position as of the dates stated:

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		March 31, 2017
		Less than 12 Months		12 Months or More		Total
	Number of		Unrealized		Unrealized		Unrealized
	Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Mortgage-backed securities
Agencies	36	$87,594	$893	$640	$5	$88,234	$898
Collateralized	20	47,099	1,026	—	—	47,099	1,026
Collateralized mortgage obligations	7	7,218	108	—	—	7,218	108
Asset-backed securities	6	5,443	64	9,315	45	14,758	109
Municipals
Tax-exempt	43	64,361	2,577	—	—	64,361	2,577
Taxable	10	17,669	387	—	—	17,669	387
Total securities available for sale	122	$229,384	$5,055	$9,955	$50	$239,339	$5,105

		December 31, 2016
		Less than 12 Months		12 Months or More		Total
	Number of		Unrealized		Unrealized		Unrealized
	Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Mortgage-backed securities
Agencies	33	$88,315	$945	$695	$12	$89,010	$957
Collateralized	19	42,272	1,145	—	—	42,272	1,145
Collateralized mortgage obligations	6	7,216	104	—	—	7,216	104
Asset-backed securities	6	5,443	64	9,315	44	14,758	108
Municipals
Tax-exempt	44	64,755	2,983	—	—	64,755	2,983
Taxable	9	17,149	430	—	—	17,149	430
Total securities available for sale	117	$225,150	$5,671	$10,010	$56	$235,160	$5,727

Management evaluates securities for other-than-temporary impairment ("OTTI") at least quarterly and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions; and (4) whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before its anticipated recovery. The assessment of whether an OTTI decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

In instances where an unrealized loss did occur, there was no indication of an adverse change in credit on any of the underlying securities in the tables above, and management believes no individual unrealized loss represented an OTTI as of those dates. The Company does not intend to sell, and it is not more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis, which may be at maturity.

Maturities of Investment Securities

The following table presents the amortized cost and fair value by contractual maturity of investment securities available for sale as of the dates stated. Expected maturities may differ from contractual maturities, as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities that are not due at a single maturity date and equity securities that do not have contractual maturities are shown separately.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2017		December 31, 2016
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Due in one year or less	$259	$258	$502	$502
Due after one year
but less than five years	12,050	11,850	11,300	11,072
Due after five years
but less than ten years	68,556	65,934	69,900	66,880
Due after ten years	4,128	3,988	4,141	3,977
Mortgage-backed securities
Agencies	139,616	139,454	135,054	134,890
Collateralized	62,075	61,110	63,837	62,753
Collateralized mortgage obligations	18,181	18,332	19,626	19,810
Corporate Bonds	981	981	983	984
Asset-backed securities	14,868	14,759	14,866	14,758
Equity securities	969	2,075	969	1,817
Total securities available for sale	$321,683	$318,741	$321,178	$317,443

Restricted Equity Securities

The Company's holds stock in the Federal Home Loan Bank ("FHLB") in the amount of $5.1 million and $10.1 million at March 31, 2017 and December 31, 2016, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, as it is required to be held in order to access FHLB advances (i.e., borrowings). The Company earns dividends from its investment in FHLB stock, and for the three months ended March 31, 2017, recorded an annualized dividend rate of 4.77%. The investment in FHLB stock is carried at cost as there is no active market or exchange for the stock other than the FHLB or member institutions.

The Company holds stock in the Federal Reserve Bank ("FRB") in the amount of $14.0 million at March 31, 2017 and at December 31, 2016. FRB stock is generally viewed as a long-term investment and as a restricted investment security, as it is required to be held to effect membership in the Federal Reserve. It is carried at cost as there is not an active market or exchange for the stock other than the FRB or member institutions.

The remaining restricted stock held by the Company, in the amount of $178 thousand at March 31, 2017 and December 31, 2016, is stock in other banks with which the Bank conducts or has the ability to conduct correspondent activity. These investments are also carried at cost as there is no readily available market for these securities.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Loans and Allowance for Loan Losses

Loans are carried at their unpaid principal amount outstanding net of unamortized fees and origination costs, partial charge-offs, if any, and in the case of acquired loans, unaccreted fair value or purchase accounting adjustments. All lending decisions are based upon a thorough evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan.

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

The Company holds guaranteed student loans ("GSLs"), which were purchased by Legacy Xenith in 2013 and acquired by the Company in the Merger. These loans were originated under the Federal Family Education Loan Program ("FFELP"), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, the student loans are substantially guaranteed by a guaranty agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the Federal Rehabilitated Loan Program ("FRLP"), under which borrowers on defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders. The Company has an agreement with a third-party servicer of student loans to provide all day-to-day operational requirements for the servicing of the loans. The GSLs carry a nearly 98% guarantee of principal and accrued interest. In allocating the consideration paid in the Merger, the Company recorded a fair value adjustment for GSLs that reduced the carrying amount in the GSLs to approximate the guaranteed portion of the loans. In the three-month period ended March 31, 2017, the Company sold a portion of the GSLs. The proceeds from the sale were $9.9 million, and the gain on the sale was $19 thousand, which is recorded in noninterest income on the Company's consolidated statements of income.

The following table presents the Company's composition of loans as of the dates stated:

	March 31, 2017	December 31, 2016
Commercial & Industrial	$787,443	$895,952
Construction	255,309	257,712
Commercial real estate	591,739	585,727
Residential real estate	391,971	405,291
Consumer	296,781	274,008
Guaranteed student loans	32,533	44,043
Deferred loan fees and related costs	1,032	1,323
Total loans	$2,356,808	$2,464,056

As of March 31, 2017 and December 31, 2016, the Company had $577.8 million and $625.0 million, respectively, of loans pledged to the FRB and the FHLB as collateral for borrowings.

Acquired Loans

Acquired loans are initially recorded at estimated fair value as of the date of acquisition; therefore, any related allowance for loan losses is not carried over or established at acquisition. The difference between contractually required amounts receivable and the acquisition date fair value of loans that are not deemed credit-impaired at acquisition is accreted (recognized) into income over the life of the loan either on a straight-line basis or based on the underlying principal payments on the loan. Any deterioration in credit quality subsequent to acquisition for these loans is reflected in the allowance for loan losses at such time the remaining purchase accounting adjustment (discount) for the acquired loans is inadequate to cover the allowance needs of these loans.

Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that contractually required principal and interest payments will not be collected are accounted for under ASC 310-30, Loans and Debt

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). A portion of the loans acquired in the Merger were deemed to be purchased credit-impaired loans qualifying for accounting under ASC 310-30.

In applying ASC 310-30 to acquired loans, the Company must estimate the amount and timing of cash flows expected to be collected. The estimation of the amount and timing of expected cash flows to be collected requires significant judgment, including default rates, the amount and timing of prepayments, and the value and timing of the liquidation of underlying collateral, in addition to other factors.

ASC 310-30 requires periodic re-evaluation of expected cash flows for purchased credit-impaired loans subsequent to acquisition date. Decreases in expected cash flows attributable to credit will generally result in an impairment charge to earnings such that the accretable yield remains unchanged. Increases in expected cash flows will result in an increase in the accretable yield recognized in income over the remaining period of expected cash flows from the loan. Any impairment charge recorded as a result of a re-evaluation is recorded as an increase in the allowance for loan and lease losses. In the period since the Merger through March 31, 2017, impairment of $9 thousand has been recorded with respect to loans accounted for under ASC 310-30.

Acquired loans for which the amount or timing of cash flows cannot be predicted are accounted for under the cost recovery method, whereby principal and interest payments received reduce the carrying value of the loan until such amount has been received. Amounts received in excess of the carrying value are reported in interest income.

Allowance for Loan Losses

The following table presents the allowance for loan loss activity by loan type for the periods stated:

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$21,940	$23,157
Charge-offs:
Commercial & Industrial	2,787	258
Construction	55	312
Commercial real estate	720	540
Residential real estate	240	1,603
Consumer	664	19
Guaranteed student loans	—	—
Overdrafts	26	34
Total charge-offs	4,492	2,766
Recoveries:
Commercial & Industrial	127	89
Construction	249	268
Commercial real estate	193	222
Residential real estate	221	220
Consumer	28	10
Guaranteed student loans	—	—
Overdrafts	—	—
Total recoveries	818	809
Net charge-offs	3,674	1,957
Provision (benefit) for loan losses	9	(25)
Balance at end of period	$18,275	$21,175

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has no allowance for loan losses on its guaranteed student loan portfolio. In allocating the consideration paid in the Merger, the Company recorded a fair value adjustment for GSLs, which reduced the carrying amount in the portfolio to an amount that approximates the portion of the loans subject to federal guarantee.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the allowance for loan lease losses, with the amount independently and collectively evaluated for impairment, and loan balances by loan type as of the dates stated:

	March 31, 2017
		Individually Evaluated	Collectively Evaluated
	Total Amount	for Impairment	for Impairment
Allowance for loan losses applicable to:
Purchased credit-impaired loans
Commercial & Industrial	$—	$—	$—
Construction	—	—	—
Commercial real estate	—	—	—
Residential real estate	9	9	—
Consumer	—	—	—
Total purchased credit-impaired loans	9	9	—
Originated and other purchased loans
Commercial & Industrial	4,250	2,324	1,926
Construction	1,130	73	1,057
Commercial real estate	1,747	—	1,747
Residential real estate	4,456	1,445	3,011
Consumer	1,463	40	1,423
Guaranteed student loans	—	—	—
Unallocated qualitative	5,220	—	5,220
Total originated and other purchased loans	18,266	3,882	14,384
Total allowance for loan losses	$18,275	$3,891	$14,384
Loan balances applicable to:
Purchased credit-impaired loans
Commercial & Industrial	$865	$865	$—
Construction	978	978	—
Commercial real estate	1,050	1,050	—
Residential real estate	2,101	2,101	—
Consumer	54	54	—
Total purchased credit-impaired loans	5,048	5,048	—
Originated and other purchased loans
Commercial & Industrial	786,578	20,856	765,722
Construction	254,331	7,162	247,169
Commercial real estate	590,689	7,417	583,272
Residential real estate	389,870	12,276	377,594
Consumer	296,727	882	295,845
Guaranteed student loans	32,533	—	32,533
Deferred loan fees and related costs	1,032	—	1,032
Total originated and other purchased loans	2,351,760	48,593	2,303,167
Total loans	$2,356,808	$53,641	$2,303,167

XENITH BANKSHARES, INC.
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

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the loans that were individually evaluated for impairment as of the dates and for the periods stated. The tables present those loans with and without an allowance and various additional data.

	March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	$865	$1,254	$—
Construction	978	1,433	—
Commercial real estate	1,050	1,471	—
Residential real estate	2,047	2,823	—
Consumer	54	90	—
Originated and other purchased loans
Commercial & Industrial	13,362	14,844	—
Construction	6,962	16,370	—
Commercial real estate	7,417	10,176	—
Residential real estate	6,182	6,874	—
Consumer	804	1,342	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	—	—	—
Construction	—	—	—
Commercial real estate	—	—	—
Residential real estate	54	73	9
Consumer	—	—	—
Originated and other purchased loans
Commercial & Industrial	7,494	7,494	2,324
Construction	200	200	73
Commercial real estate	—	—	—
Residential real estate	6,094	6,094	1,445
Consumer	78	78	40
Total loans individually evaluated for impairment	$53,641	$70,616	$3,891

XENITH BANKSHARES, INC.
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

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	$877	$—	$—	$—
Construction	983	—	—	—
Commercial real estate	1,060	—	—	—
Residential real estate	2,054	10	—	—
Consumer	54	1	—	—
Originated and other purchased loans
Commercial & Industrial	13,733	81	11,995	88
Construction	7,385	71	840	1
Commercial real estate	7,659	65	4,852	17
Residential real estate	6,862	3	5,419	1
Consumer	815	—	15	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	—	—	—	—
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	55	—	—	—
Consumer	—	—	—	—
Originated and other purchased loans
Commercial & Industrial	7,498	48	11,136	49
Construction	214	—	20,075	49
Commercial real estate	—	—	4,887	49
Residential real estate	6,170	43	6,480	43
Consumer	84	—	88	—
Total loans individually evaluated for impairment	$55,503	$322	$65,787	$297

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

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$9,030	$—
Additions	—	—
Accretion (1)	(1,015)	—
Disposals (2)	(300)
Balance at end of period	$7,715	$—
_______________________
(1) Accretion amounts are reported in interest income.
(2) Disposals represent the reduction of purchase accounting adjustments (loan discounts) due to the resolution of acquired loans at amounts less than the contractually-owed receivable.

Of the $12.5 million fair value adjustment recorded as part of the Merger, $3.2 million was related to $9.9 million of purchased credit-impaired loans. The remaining carrying value and fair value adjustment on the purchased credit-impaired loans as of March 31, 2017 were $5.0 million and $2.1 million, respectively.

Management believes the Company's allowance for loan losses as of March 31, 2017 is adequate to absorb losses inherent in the portfolio. Although various data and information sources are used to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary, if conditions, circumstances or events are substantially different from the assumptions used in making the assessments. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates. In addition, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.

Impaired Loans

Total impaired loans were $53.6 million and $60.6 million at March 31, 2017 and December 31, 2016, respectively. Collateral dependent impaired loans were $43.5 million and $50.2 million at March 31, 2017 and December 31, 2016, respectively, and are measured at the estimated fair value of the underlying collateral less costs to sell. Impaired loans for which no allowance is provided totaled $39.7 million and $39.2 million at March 31, 2017 and December 31, 2016, respectively. Loans written down to their estimated fair value of collateral less costs to sell account for $9.7 million and $8.1 million of the impaired loans for which no allowance has been provided as of March 31, 2017 and December 31, 2016, respectively.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and other real estate owned and repossessed assets. As of March 31, 2017, the Company had no loans other than GSLs that were past due greater than 90 days and accruing interest. The carrying value and accrued interest receivable of GSLs are substantially fully guaranteed by the federal government. Pursuant to the guarantee, the Company may make a claim for payment on the loan after a period of 270 days during which no payment has been made on the loan. Payments of principal and interest are guaranteed up to the date of payment under the guarantee.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents nonperforming assets as of the dates stated:

	March 31, 2017	December 31, 2016
Purchased credit-impaired loans:
Commercial & Industrial	$865	$897
Construction	978	992
Commercial real estate	1,050	1,090
Residential real estate	1,656	1,549
Consumer	37	39
Total purchased credit-impaired loans	4,586	4,567
Originated and other purchased loans:
Commercial & Industrial	8,682	11,805
Construction	2,109	2,830
Commercial real estate	2,326	3,686
Residential real estate	7,592	7,931
Consumer	883	1,551
Total originated and other purchased loans	21,592	27,803
Total nonaccrual loans	26,178	32,370
Other real estate owned	5,185	5,345
Total nonperforming assets	$31,363	$37,715

The following table presents a reconciliation of nonaccrual loans to impaired loans as of the dates stated:

	March 31, 2017	December 31, 2016
Nonaccrual loans	$26,178	$32,370
TDRs on accrual	27,001	27,603
Impaired loans on accrual	462	589
Total impaired loans	$53,641	$60,562

 The following table presents a rollforward of nonaccrual loans for the period stated:

	Commercial & Industrial	Construction	Commercial real estate	Residential real estate	Consumer	Total
Balance at December 31, 2016	$12,702	$3,822	$4,776	$9,480	$1,590	$32,370
Transfers in	3,957	—	—	2,103	126	6,186
Transfers to other real estate owned	—	(19)	—	(105)	—	(124)
Charge-offs	(2,787)	(55)	(720)	(240)	(690)	(4,492)
Payments	(3,577)	(661)	(183)	(594)	(106)	(5,121)
Return to accrual	(748)	—	(497)	(1,396)	—	(2,641)
Loan type reclassification	—	—	—	—	—	—
Balance at March 31, 2017	$9,547	$3,087	$3,376	$9,248	$920	$26,178

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Age Analysis of Past Due Loans

The following presents an age analysis of loans as of the dates stated:

	March 31, 2017
		30-89 days	90+ days	Total	Total
	Current	Past Due	Past Due	Past Due	Loans
Purchased credit-impaired loans:
Commercial & Industrial	$142	$—	$723	$723	$865
Construction	764	34	180	214	978
Commercial real estate	1,050	—	—	—	1,050
Residential real estate	1,334	54	713	767	2,101
Consumer	17	—	37	37	54
Total purchased credit-impaired loans	3,307	88	1,653	1,741	5,048
Originated and other purchased loans:
Commercial & Industrial	780,470	1,598	4,510	6,108	786,578
Construction	251,988	376	1,967	2,343	254,331
Commercial real estate	586,946	1,417	2,326	3,743	590,689
Residential real estate	380,621	5,733	3,516	9,249	389,870
Consumer	295,853	4	870	874	296,727
Guaranteed student loans	23,495	3,957	5,081	9,038	32,533
Deferred loan fees and related costs	1,032	—	—	—	1,032
Total originated and other purchased loans	2,320,405	13,085	18,270	31,355	2,351,760
Total loans	$2,323,712	$13,173	$19,923	$33,096	$2,356,808

XENITH BANKSHARES, INC.
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

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality

The following tables present information about the credit quality of the loan portfolio using the Company's internal rating system as an indicator as of the dates stated:

	March 31, 2017
		Special Mention
	Pass		Substandard	Total
Purchased credit-impaired loans:
Commercial & Industrial	$—	$—	$865	$865
Construction	—	—	978	978
Commercial real estate	—	—	1,050	1,050
Residential real estate	—	—	2,101	2,101
Consumer	—	—	54	54
Total purchased credit-impaired loans	—	—	5,048	5,048
Originated and other purchased loans:
Commercial & Industrial	764,411	12,874	9,293	786,578
Construction	245,087	6,766	2,478	254,331
Commercial real estate	579,273	4,022	7,394	590,689
Residential real estate	353,192	22,297	14,381	389,870
Consumer	293,695	2,135	897	296,727
Guaranteed student loans	32,533	—	—	32,533
Deferred loan fees and related costs	1,032	—	—	1,032
Total originated and other purchased loans	2,269,223	48,094	34,443	2,351,760
Total loans	$2,269,223	$48,094	$39,491	$2,356,808

XENITH BANKSHARES, INC.
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

Troubled Debt Restructuring ("TDRs")

Loans meeting the criteria to be classified as TDRs are included in impaired loans. The following table presents the number of and recorded investment in loans classified as TDRs by management as of the dates stated:

	March 31, 2017		December 31, 2016
		Recorded Investment		Recorded Investment
	Number of Contracts		Number of Contracts
Commercial & Industrial	13	$12,979	13	$13,067
Construction	4	5,120	5	5,225
Commercial real estate	6	5,091	7	5,498
Residential real estate	12	4,969	14	5,082
Consumer	—	—	—	—
Total	35	$28,159	39	$28,872

Of TDRs, amounts totaling $27.0 million were accruing and $1.2 million were nonaccruing at March 31, 2017, and $27.6 million were accruing and $1.3 million were nonaccruing at December 31, 2016. Loans classified as TDRs that are on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers whether such loans may return to accrual status. Loans classified as TDRs in nonaccrual status may be returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan in accordance with the modified terms. For the three months ended March 31, 2017, none of the nonaccrual TDRs were returned to accrual status.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a rollforward of accruing and nonaccruing TDRs for the period stated:

	Accruing	Nonaccruing	Total
Balance at December 31, 2016	$27,603	$1,269	$28,872
Charge-offs	—	(7)	(7)
Payments	(602)	(104)	(706)
New TDR designation	—	—	—
Release TDR designation	—	—	—
Transfer	—	—	—
Balance at March 31, 2017	$27,001	$1,158	$28,159

The following table presents performing and nonperforming loans identified as TDRs, by loan type, as of the dates stated:

	March 31, 2017	December 31, 2016
Performing TDRs:
Commercial & Industrial	$12,174	$12,247
Construction	5,052	5,152
Commercial real estate	5,091	5,498
Residential real estate	4,684	4,706
Consumer	—	—
Total performing TDRs	27,001	27,603
Nonperforming TDRs:
Commercial & Industrial	805	820
Construction	68	73
Commercial real estate	—	—
Residential real estate	285	376
Consumer	—	—
Total nonperforming TDRs	1,158	1,269
Total TDRs	$28,159	$28,872

The allowance for loan losses allocated to TDRs was $648 thousand and $705 thousand at March 31, 2017 and December 31, 2016, respectively. TDR balances charged off were $7 thousand in the three months ended March 31, 2017.

There were no loans designated as TDRs by management during the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017 and 2016, the Company had no loans for which there was a payment default and subsequent movement to nonaccrual status that were modified as TDRs within the previous 12 months. The Company had no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs at March 31, 2017 and December 31, 2016.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Goodwill and Other Intangible Assets

Goodwill of $26.9 million and core deposit intangible of $4.0 million were recorded in the allocation of the purchase consideration in the Merger. The core deposit intangible is being amortized over approximately eight years on a straight-line basis.

The following table presents goodwill and other intangible assets as of the dates stated.

	March 31, 2017	December 31, 2016
Amortizable core deposit intangible:
Gross amount	$4,006	$4,006
Accumulated amortization	(350)	(219)
Net core deposit intangible	$3,656	$3,787
Goodwill	$26,931	$26,931

NOTE 8 - Other Real Estate Owned and Repossessed Assets

The following table presents a rollforward of other real estate owned and repossessed assets for the period stated:

Amount
Balance at December 31, 2016	$5,345
Transfers in (via foreclosure)	124
Sales	(214)
Gain on sales	6
Impairments	(76)
Balance at March 31, 2017	$5,185

As of March 31, 2017, there were $129 thousand of residential real estate properties included in the balance of other real estate owned and repossessed assets, and the Company held $407 thousand of residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

Other real estate owned and repossessed assets are presented net of a valuation allowance. The following table presents an analysis of the valuation allowance on these assets for the periods stated:

	March 31, 2017	March 31, 2016
Balance at beginning of year	$3,031	$9,875
Impairments	76	72
Charge-offs	—	(2,991)
Balance at end of period	$3,107	$6,956

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents amounts applicable to other real estate owned and repossessed assets included in the consolidated statements of income for the periods stated:

	Three Months Ended March 31,
	2017	2016
(Gain) on sales	$(6)	$(249)
Impairments	76	72
Operating expenses	51	52
Total noninterest expense	$121	$(125)

NOTE 9 - Derivative Instruments

Derivatives are financial instruments whose value is based on one or more underlying assets. The Company, through GBMI, originated residential mortgage loans for sale into the secondary market on a best efforts basis. In connection with the underwriting process, the Company entered into commitments to lock-in the interest rate of the loan with the borrower prior to funding ("interest rate-lock commitments"). Generally, such interest rate-lock commitments were for periods less than 60 days. These interest rate-lock commitments are considered derivatives. The Company managed its exposure to changes in fair value associated with these interest rate-lock commitments by entering into simultaneous agreements to sell the residential loans to third-party investors shortly after their origination and funding. At March 31, 2017 and December 31, 2016, the Company had loans held for sale of $0 and $9.9 million, respectively. Loans held for sale at December 31, 2016 were reported in assets from discontinued operations on the Company's consolidated balance sheet.

Under the contractual relationship in the best efforts method, the Company was obligated to sell the loans only if the loans close. As a result of the terms of these contractual relationships, the Company was not exposed to changes in fair value nor would it realize gains or losses related to its interest rate-lock commitments due to subsequent changes in interest rates. At March 31, 2017 and December 31, 2016, the Company had interest rate-lock commitments to originate residential mortgage loans (unfunded par amount of loans) on a best efforts basis in the amounts of $0 and $1.4 million, respectively. The Company's interest rate-lock commitments were reported as discontinued operations at December 31, 2016.

The Company has derivative financial instruments not designated as hedges and result from a service the Company provides to meet the needs of certain commercial customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Derivative contracts are executed between the Company and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap arrangement enabling the commercial loan customers to effectively exchange variable-rate interest payments under their existing obligations to the Company for fixed-rate interest payments. These derivatives do not meet hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in net income. For the three months ended March 31, 2017 and 2016, the Company recorded $133 thousand and $110 thousand, respectively, of income related to its back-to-back interest rate swap program that was included in other noninterest income on the consolidated statements of income.

The Company has minimum collateral requirements with its financial institution counterparties for these back-to-back interest rate swaps that contain provisions, whereby if the Company fails to maintain its status as a well or an adequately capitalized institution, the Company could be required to terminate or fully collateralize the derivative contract. Additionally, if the Company defaults on any of its indebtedness, including default where repayment has not been accelerated by the lender, the Company could also be in default on its derivative obligations. As of March 31, 2017, the Bank had cash and securities in the amount of $6.3 million pledged as collateral under the agreements. If the Company is not in compliance with the terms of the derivative agreements, it could be required to settle its obligations under the agreements at termination value.

Certain financial instruments, including derivatives, may be eligible for offset in the consolidated balance sheet and/or subject to master netting arrangements. The Company's derivative transactions with financial institution counterparties are generally executed under International Swaps and Derivative Association (ISDA) master agreements which include right of setoff provisions. In such cases there is generally a legally enforceable right to offset recognized amounts and there may be an intention to settle such amounts on a net basis. However, the Company has not offset financial instruments for financial reporting purposes.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about derivatives that are eligible for offset in the consolidated balance sheets as of the dates stated:

		Gross	Net Amounts	Gross Amounts
		Amounts	of Assets	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash and Security
	Recognized	Balance	Balance	Financial	Collateral	Net
	Assets	Sheets	Sheets	Instruments	Received	Amount
Derivative assets:
March 31, 2017
Interest rate swap agreements	$1,213	$—	$1,213	$127	$—	$1,086
December 31, 2016
Interest rate swap agreements	1,223	—	1,223	53	—	1,170

		Gross	Net Amounts	Gross Amounts
		Amounts	of Liabilities	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash and Security
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheets	Sheets	Instruments	Requirement	Amount
Derivative liabilities:
March 31, 2017
Interest rate swap agreements	$1,138	$—	$1,138	$127	$455	$556
December 31, 2016
Interest rate swap agreements	1,226	—	1,226	53	341	832

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Income Taxes

The provision for income taxes is based upon the results of operations, adjusted for the effect of certain tax-exempt income and non-deductible expenses. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes resulting in temporary differences. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit on the Company's consolidated statement of operations. As of March 31, 2017, the Company had a net deferred tax asset of $154.9 million recorded on its consolidated balance sheets, which is net of a valuation allowance of $780 thousand.

The following table presents the federal statutory tax rate reconciled to the Company's effective tax rate from continuing operations for the period stated:

	Three Months Ended March 31, 2017
	Tax	Rate
Effective tax rate from continuing operations:
Income tax at statutory rate	$2,955	35.00%
Tax-exempt income	(294)	(3.48)%
Nondeductible expenses	6	0.07%
Other	37	0.43%
Income tax provision from continuing operations	$2,704	32.02%

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

A valuation allowance related to all components of net deferred tax assets was established in 2009 and was adjusted, as necessary, each reporting period. The valuation allowance was established based upon a determination at the time that it was not more likely than not that the deferred tax assets would be fully realized primarily as a result of the significant operating losses experienced by the Company during 2009 and several years thereafter. For the year ended December 31, 2015, management determined that it was more likely than not that a portion of its deferred tax assets would be realized and released a portion of its valuation allowance in the amount of $95.1 million. In the third quarter of 2016, management determined that it was more likely than not that substantially all of its deferred tax asset would be realized and released substantially all of the remaining valuation allowance, which totaled $60.0 million.

ASC 740, Accounting for Income Taxes, paragraph 740-10-30-18, states that four possible sources of taxable income may be available under the tax law to realize a tax benefit for deductible temporary differences. In determining the need for a valuation allowance and in accordance with ASC 740-10-30-17, management evaluated all available evidence, both positive and negative, assessing the objectivity of the evidence and giving more weight to that evidence which is more objective than evidence which is subjective. Positive and negative evidence refers to factors affecting the predictability of one or more of the four sources of taxable income.

The positive evidence in the third quarter of 2016 included the fact that the Company had been in a positive cumulative pre-tax income position for the previous three years, and the Company expected to generate taxable income in future years sufficient to absorb substantially all of its net deferred tax assets. A significant component of the Company's deferred tax asset, as of September 30, 2016, related to federal net operating losses ("NOLs") of approximately $300.0 million, which under current law can be carried forward 20 years.

Management's estimate of future taxable income is based on internal projections, which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which, while inherently subject to judgment, management believes to be reasonable. At December 31, 2015, management concluded that the Company did not have sufficient future income to absorb all NOLs and only a portion of the deferred tax asset related to NOLs would be realized, thus releasing

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

only a portion of the valuation allowance. In the third quarter of 2016, as a result of the Merger, management believed the Company had sufficient future income to absorb substantially all of the deferred tax assets, including assets relating to NOLs, and substantially all of the remaining valuation allowance was released. The remaining valuation allowance relates to the deferred tax asset resulting from NOLs in the Commonwealth of Virginia, where Xenith Bankshares, Inc. (the parent company) files a standalone tax return. The parent company is not expected to generate taxable income in future periods; therefore, management has concluded that it is not more likely than not that the deferred tax assets, which is $780 thousand, related to these NOLs will be utilized.

If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of the Company's net deferred tax assets. An increase to the deferred tax asset valuation allowance could have a material adverse effect on the Company's financial condition and results of operations.

NOTE 11 - Borrowings

The Bank has secured borrowing facilities with the FHLB and the FRB. As of March 31, 2017, total credit availability under the FHLB facility was $818.1 million and a pledged lendable collateral value of $287.8 million. Under this facility, as of March 31, 2017, there were short-term, non-amortizing borrowings outstanding of $50.0 million. Credit availability under the FRB facility as of March 31, 2017 was $141.8 million, which is also based on pledged collateral. At March 31, 2017, the Bank had no borrowings under the FRB facility.

Short-term borrowing sources also include lines of credit with nine banks to borrow federal funds up to $163.0 million on an unsecured basis. The lines are uncommitted and can be canceled by the lender at any time. Three of the lines expire within one year; the remaining lines have no stated expiration. At March 31, 2017, no amounts were outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing Federal Funds Rate.

The Company has four placements of trust preferred securities. In all four trusts, the trust issuer has invested the total proceeds from the sale of the trust preferred securities in junior subordinated deferrable interest debentures issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, which resets quarterly. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company's obligation under the guarantee is unsecured and subordinate to other senior and subordinated indebtedness. The trust preferred securities are redeemable only at the Company's discretion, subject to regulatory approval. The aggregate carrying value of these debentures as of March 31, 2017 was $30.3 million, The difference between the par amounts and the carrying amounts of the debentures, which is due to purchase accounting adjustments recorded at the acquisition of Gateway Financial Holdings, Inc. in 2008, is being amortized using the interest method as an adjustment to interest expense. Effective interest rates for the trust preferred securities for the period ended March 31, 2017 were between 7.07% and 7.84%.

On June 26, 2015, Legacy Xenith issued and sold $8.5 million in aggregate principal amount of its 6.75% subordinated notes due 2025 pursuant to a Subordinated Note Purchase Agreement (the "Subordinated Notes"). The Subordinated Notes, which the Company assumed in the Merger, bear interest at an annual rate of 6.75%, which is payable quarterly in arrears on March 31, June 30, September 30 and December 31. The Subordinated Notes qualify as Tier 2 capital for the Company. As of March 31, 2017, the carrying value of the Subordinated Notes, including the remaining fair value adjustment recorded at the Merger, was $8.6 million. For the period from the Merger through March 31, 2017, the effective interest rate, including the amortization of the purchase accounting adjustment, on the Subordinated Notes was 6.40%. As of March 31, 2017, the Company and the Bank, as applicable, were in compliance with all covenants of the Subordinated Notes.

NOTE 12 - Earnings Per Share

The following tables present weighted average basic and diluted shares outstanding and basic and diluted earnings per share for the periods stated. Earnings per share is presented for continuing operations, discontinued operations and total net income attributable to the Company. All stock options were included in the diluted earnings per share calculations for the three months ended March 31, 2017. There were 342,878 stock options not included in the diluted earnings per share calculations for the three months ended March 31, 2016, because their inclusion would have been antidilutive.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2017	March 31, 2016
Weighted average shares outstanding, basic	23,155,368	17,191,589
Dilutive effect of warrants	61,054	45,292
Dilutive effect of equity awards	191,047	36,692
Dilutive shares	252,101	81,984
Weighted average shares outstanding, diluted	23,407,469	17,273,573

	Three Months Ended
	March 31, 2017	March 31, 2016
Net Income:
Net income from continuing operations	$5,739	$1,033
Net (loss) income from discontinued operations	(76)	349
Net income attributable to Xenith Bankshares	$5,663	$1,382

Basic earnings per share:
Earnings per share from continuing operations	$0.25	$0.06
Earnings per share from discontinued operations	$—	$0.02
Earnings per share attributable to Xenith Bankshares	$0.24	$0.08

Diluted earnings per share:
Earnings per share from continuing operations	$0.25	$0.06
Earnings per share from discontinued operations	$—	$0.02
Earnings per share attributable to Xenith Bankshares	$0.24	$0.08

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Commitments and Contingencies

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
These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the dates stated:

	March 31, 2017	December 31, 2016
Commercial lines of credit	$414,474	$372,083
Construction	134,992	113,364
Commercial real estate	35,094	44,790
Residential real estate	91,364	93,981
Consumer	11,124	11,108
Letters of credit	19,213	20,476
Total commitments	$706,261	$655,802

NOTE 14 - Fair Value Measurements

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

XENITH BANKSHARES, INC.
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

	March 31, 2017	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Securities available for sale
Mortgage-backed securities
Agencies	$139,454	$—	$139,454	$—
Collateralized	61,110	—	61,110	—
Collateralized mortgage obligations	18,333	—	18,333	—
Asset-backed securities	14,758	—	14,758	—
Municipals
Tax-exempt	64,361	—	64,361	—
Taxable	17,669	—	17,669	—
Corporate bonds	981	—	981	—
Equity securities	2,075	1,976	—	99
Total securities available for sale	318,741	1,976	316,666	99
Derivative loan commitments	—	—	—	—
Interest rate swaps	1,213	—	1,213	—
Investments in rabbi trust	1,814	1,814	—	—
Total assets	$321,768	$3,790	$317,879	$99

Liabilities
Interest rate swaps	$1,138	$—	$1,138	$—
Total liabilities	$1,138	$—	$1,138	$—

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Securities available for sale
Mortgage-backed securities
Agencies	$134,890	$—	$134,890	$—
Collateralized	62,753	—	62,753	—
Collateralized mortgage obligations	19,810	—	19,810	—
Asset-backed securities	14,758	—	14,758	—
Municipals
Tax-exempt	64,755	—	64,755	—
Taxable	17,676	—	17,676	—
Corporate bonds	984	—	984	—
Equity securities	1,817	1,718	—	99
Total securities available for sale	317,443	1,718	315,626	99
Derivative loan commitments	126	—	—	126
Interest rate swaps	1,223	—	1,223	—
Investments in rabbi trust	1,804	1,804	—	—
Total assets	$320,596	$3,522	$316,849	$225

Liabilities
Interest rate swaps	$1,226	$—	$1,226	$—
Total liabilities	$1,226	$—	$1,226	$—

The following table presents a rollforward of recurring fair value measurements categorized within Level 3 of the fair value hierarchy for the periods stated:

	Activity in Level 3		Activity in Level 3
	Fair Value Measurements		Fair Value Measurements
	Three Months Ended March 31, 2017		Year Ended December 31, 2016
	Investment Securities Available for Sale	Derivative Loan Commitments	Investment Securities Available for Sale	Derivative Loan Commitments

Beginning of period balance	$99	$126	$99	$1,020
Unrealized gains included in:
Earnings	—	—	—	—
Other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Reclassification from level 3 to level 1	—	—	—	—
Issuances	—	—	—	470
Settlements	—	(126)	—	(1,364)
End of period balance	$99	$—	$99	$126

The Company's policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

The following describes the valuation techniques used to estimate fair value for assets and liabilities that are measured on a recurring basis.

Investment Securities Available for Sale: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities would include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities valued using third-party quoted prices in markets that are not active. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

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

Investments in Rabbi Trust: Assets held by the Company in the rabbi trust consist of readily-marketable securities where quoted prices are available in active markets and are classified as Level 1 securities.

Nonrecurring Basis

Certain assets, specifically collateral dependent impaired loans and other real estate owned and repossessed assets, are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment and an allowance is established to adjust the asset to its estimated fair value). The adjustments are based on appraisals of underlying collateral or other observable market prices when current appraisals or observable market prices are available. If an appraisal that is less than 12 months old is not available, an existing appraisal or other valuation would be utilized after adjusting it to reflect current market conditions and, as such, may include significant management assumptions and input with respect to the determination of fair value.

The adjustments are based in part upon externally derived statistical data and upon management's knowledge of market conditions and prices of sales of other real estate owned. It is the Company's policy to classify these as Level 3 assets within the fair value hierarchy. Management periodically reviews the adjustments as compared to valuations from updated appraisals and modifies the adjustments accordingly should updated appraisals reflect valuations significantly different than those derived utilizing the adjustments. Management believes the valuations are reasonable for the collateral underlying the loan portfolio; however, while appraisals are indicators of fair value, the amount realized upon the sale of these assets could be significantly different.

The following tables present the fair value of assets measured and recognized at fair value on a nonrecurring basis in the consolidated balance sheets as of the dates stated:

	Assets Measured at Fair Value	Fair Value Measurements at
		March 31, 2017 Using
		Level 1	Level 2	Level 3
Impaired loans	$44,453	$—	$—	$44,453
Other real estate owned and repossessed assets	5,185	—	—	5,185

	Assets Measured at Fair Value	Fair Value Measurements at
		December 31, 2016 Using
		Level 1	Level 2	Level 3
Impaired loans	$49,378	$—	$—	$49,378
Other real estate owned and repossessed assets	5,345	—	—	5,345

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following describes the valuation techniques used to estimate fair value for assets that are required to be measured on a nonrecurring basis.

Impaired Loans: The majority of the Company's impaired loans are considered collateral dependent. For collateral dependent impaired loans, fair value is measured based upon the estimated fair value of the underlying collateral less costs of disposal or other observable market prices when current appraisals or observable market prices are available. If an appraisal that is less than 12 months old is not available, an existing appraisal or other valuation would be utilized after adjusting it to reflect current market conditions and, as such, may include significant management assumptions and input with respect to the determination of fair value.

Other Real Estate Owned and Repossessed Assets: The fair value of other real estate owned and repossessed assets is based primarily on appraisals of the real estate or other observable market prices. The Company's policy is to have current appraisals of these assets; however, if a current appraisal is not available, an existing appraisal would be utilized after adjusting it to reflect changes in market conditions from the date of the existing appraisal and, as such, may include significant management assumptions and input with respect to the determination of fair value.

Significant Unobservable Inputs

The following table presents the significant unobservable inputs used to value the Company's material Level 3 assets as of the date stated. These factors represent the significant unobservable inputs that were used in measurement of fair value.

		Significant Unobservable	Significant Unobservable
	Fair Value at	Inputs by	Inputs as of
	March 31, 2017	Valuation Technique	March 31, 2017
Impaired loans	44,453	Appraised value	9%
		Average discounts to reflect current
		market conditions, ultimate collectability,
		and estimated costs to sell
Other real estate owned	5,185	Appraised value	10%
		Weighted average discounts to reflect
		current market conditions, abbreviated
		holding period and estimated costs to sell

Other Fair Value Measurements

Accounting standards require the disclosure of the estimated fair value of financial instruments that are not recorded at fair value. For the financial instruments that the Company does not record at fair value, estimates of fair value are made at a point in time based on relevant market data and information about the financial instrument. No readily available market exists for a significant portion of the Company's financial instruments. Fair value estimates for these instruments are based on current economic conditions, interest rate risk characteristics and other factors. Many of these estimates involve uncertainties and matters of significant judgment and cannot be determined with precision; therefore, the calculated fair value estimates in many instances cannot be substantiated by comparison to independent markets and, in many cases, may not be realizable in a current sale of the instrument. In addition, changes in assumptions could significantly affect these fair value estimates. The following methods and assumptions were used by the Company in estimating fair value of these financial instruments.

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

Deposits: The fair values disclosed for non-maturity deposits such as demand, including money market, and savings accounts are equal to the amount payable on demand at the reporting date (i.e., carrying values). Fair values for certificates of deposit are estimated using discounted cash flows that applies market interest rates on comparable instruments.

Borrowings: The fair value of FHLB borrowings approximates the carrying amount. Other borrowings include the Subordinated Notes and the junior subordinated debentures. The fair value of the Subordinated Notes approximates the carrying value. The fair value of the junior subordinated debentures approximates the par value of the borrowings.

Commitments to Extend Credit and Standby Letters of Credit: The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at March 31, 2017 and December 31, 2016, and, as such, the related fair values have not been estimated.

The following tables present the carrying amounts and fair values of those financial instruments that are not recorded at fair value of have carrying amounts that approximate fair value as of the dates stated:

	March 31, 2017
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
Financial Assets:
Loans, net (1)	$2,338,533	$2,348,838	$—	$—	$2,348,838
Financial Liabilities:
Deposits	2,619,643	2,617,793	—	2,617,793	—
FHLB borrowings	50,000	50,000	—	50,000	—
Other borrowings	38,938	65,303	—	65,303	—

	December 31, 2016
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
Financial Assets:
Loans, net (1)	$2,442,116	$2,448,581	$—	$—	$2,448,581
Financial Liabilities:
Deposits	2,571,970	2,573,070	—	2,573,070	—
FHLB borrowings	172,000	172,000	—	172,000	—
Other borrowings	38,813	65,303	—	65,303	—
(1) The carrying amount and fair value include impaired loans, and the carrying amount is net of the allowance for loan losses.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Subsequent Events

Management has evaluated subsequent events through May 10, 2017, which is the date of the consolidated financial statements were available to be issued. There were no subsequent events that required adjustment to or disclosure in the consolidated financial statements.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Forward-Looking Statements
This Quarterly Report on Form 10-Q ("Form 10-Q") contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. When or if used in this Form 10-Q or any filings with the Securities and Exchange Commission (the "SEC"), other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "anticipate," "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "is estimated," "is projected" or similar expressions are intended to identify "forward-looking statements."
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance; therefore, we caution you against relying on any of these forward-looking statements.
For a discussion of the risks, uncertainties and assumptions that could affect our future events, developments or results, you should carefully review the risk factors summarized below and the more detailed discussion in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 (as amended, the "2016 Form 10-K"). Our risks include the following:

•	Our future success is dependent on our ability to compete effectively in the highly competitive banking industry;

•	Economic, market or operational developments may negatively impact our ability to maintain required capital levels or otherwise negatively impact our financial condition;

•	General economic conditions in the markets in which we do business may decline and may have a material adverse effect on our results of operations and financial condition;

•
We do not pay dividends on our common stock and absent regulatory approval are prevented from doing so. The inability to pay dividends on our common stock may adversely affect the market price of our common stock;

•
Sales, or the perception that sales could occur, of large amounts of our common stock by our institutional investors may depress our stock price. Sales of a significant portion of our stock by our institutional investors could limit our ability to utilize our deferred tax asset, which also could depress our stock price;

•	The significant portion of our loan portfolio is in commercial real estate, residential real estate and construction loans, which may expose us to greater risk of loss;

•	We have had large numbers of problem loans. Although problem loans have declined significantly, there is no assurance that they will continue to do so;

•
The determination of the appropriate balance of our allowance for loan losses is merely an estimate of the inherent risk of loss in our existing loan portfolio and may prove to be incorrect. If such estimate is proven to be materially incorrect and we are required to increase our allowance for loan losses, our results of operations, our financial condition and the market price of our common stock could be materially adversely affected;

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

•
We incurred significant losses from 2009 to 2012. While we were profitable in 2013, 2014, 2015, 2016, and in the first three months of 2017, we can make no assurances that will continue. An inability to improve our profitability could adversely affect our operations and our capital levels, and thus our ability to grow;

•	Our success is largely dependent on attracting and retaining key management team members;

•
We may not be able to realize our deferred income tax assets, requiring us to record a valuation allowance against our deferred tax asset. Additionally, a reduction in corporate income tax rates would require us to reduce our deferred tax asset. Both of these events could adversely affect the market price of our common stock;

XENITH BANKSHARES, INC.
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

•
Our business, financial condition and results of operations are highly regulated and could be adversely affected by new or changed regulations and by the manner in which such regulations are applied by regulatory authorities;

•	Banking regulators have broad enforcement power, and regulations are meant to protect depositors and not investors;

•	The fiscal, monetary and regulatory policies of the federal government and its agencies could have a material adverse effect on our results of operations;

•	Government legislation and regulation may adversely affect our business, financial condition and results of operations;

•	The soundness of other financial institutions could adversely affect us;

•
The integration of legacy Hampton Roads Bankshares, Inc. and legacy Xenith Bankshares, Inc. may be more difficult, costly and/or time consuming than expected, and the anticipated benefits and cost savings of the combination may not be realized; and

•	The transition of and obligations from our mortgage banking operations could be more costly than anticipated and could adversely impact our results of operations.
Our forward-looking statements could be incorrect in light of these risks, uncertainties and assumptions. The future events, developments or results described in this Form 10-Q could turn out to be materially different. Except as required by applicable law or regulations, we do not undertake, and specifically disclaim any obligation, to update or revise any forward-looking statement.
Overview
Xenith Bankshares, Inc. ("Xenith Bankshares," the "Company," "we," "us" or "our") is the bank holding company for Xenith Bank (the "Bank"), a commercial bank specifically targeting the banking needs of middle market and small businesses, local real estate developers and investors, and retail banking clients, who we refer to as our target customers. Xenith Bank's regional area of operations spans from Baltimore, Maryland, to Raleigh and eastern North Carolina, complementing our significant presence in greater Washington, D.C., greater Richmond, Virginia, and greater Hampton Roads, Virginia, which we refer to as our target markets. The Bank conducts its principal banking activities through 42 full-service branches and two loan production offices across these areas with its headquarters centrally located in Richmond, Virginia.
As of March 31, 2017, we had total assets of $3.2 billion, loans, net of our allowance for loan losses, of $2.3 billion, total deposits of $2.6 billion, and shareholders' equity of $470.5 million.
Our service and products consist primarily of taking deposits from, and making loans to, our target customers within our target markets. We provide a broad selection of commercial retail banking products, including commercial and industrial ("C&I"), construction, commercial real estate ("CRE"), residential real estate ("RRE") and consumer loans, including marine finance floorplan and end-user loans for U.S. documented vessels through our Shore Premier Finance unit. We offer a wide range of checking, savings and treasury products, including remote deposit capture, automated clearing house transactions, debit cards, 24-hour ATM access, Internet and mobile banking, and bill pay service. The Bank also has an investment in a Virginia title insurance agency that enables us to offer title insurance policies to real estate loan customers. We do not engage in any activities other than banking activities.
Our largest investor shareholders include Anchorage Capital Group, L.L.C. ("Anchorage"), CapGen Capital Group VI LP ("CapGen"), The Carlyle Group, L.P. ("Carlyle") and BCP Fund I Virginia Holdings, LLC (collectively with BankCap Partners Fund I, L.P., BankCap Partners GP, L.P. and BankCap Equity Fund, LLC, "BankCap Partners"). Anchorage, CapGen, Carlyle and BankCap Partners own 18.3%, 22.1%, 18.3% and 6.9%, respectively, of the outstanding shares of our common stock as of March 31, 2017.
Merger with Legacy Xenith
Effective July 29, 2016, we completed a merger (the "Merger") with legacy Xenith Bankshares, Inc. ("Legacy Xenith") pursuant to an Agreement and Plan of Reorganization (the "Merger Agreement"), dated as of February 10, 2016, by and between us and Legacy Xenith. At the effective time of the Merger, Legacy Xenith merged with and into us. Also at the effective time of the

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Merger, we changed our name from "Hampton Roads Bankshares, Inc." to "Xenith Bankshares, Inc." and changed our ticker symbol to "XBKS."
Pursuant to the Merger Agreement, each holder of Legacy Xenith common stock, par value $1.00 per share, received 4.4 shares of our common stock for each share of Legacy Xenith common stock held immediately prior to the effective time of the Merger, with cash paid in lieu of fractional shares. Each outstanding share of our common stock remained outstanding and was unaffected by the Merger.
Pursuant to the Merger Agreement and immediately following the completion of the Merger, legacy Xenith Bank, a Virginia banking corporation and wholly owned subsidiary of Legacy Xenith, merged (the "Bank Merger") with and into the Bank, with the Bank surviving the Bank Merger. In connection with the Bank Merger, the Bank changed its name from "The Bank of Hampton Roads" to "Xenith Bank."
Information contained herein as of periods prior to the effective date of the Merger (July 29, 2016) does not include the balances of Legacy Xenith.
Disposition of Mortgage Banking Business
Through Gateway Bank Mortgage, Inc., a wholly-owned subsidiary of the Bank ("GBMI"), the Bank provided mortgage banking services, including the origination and processing of mortgage loans for sale into the secondary market. On September 16, 2016, we announced our decision to cease operations of our mortgage banking business. In connection with this decision, the Bank entered into a definitive asset purchase agreement to sell certain assets of GBMI, and to transition GBMI's operations, which included originating, closing, funding and selling first lien residential mortgage loans, to an unrelated party (the "GBMI Sale"). The completion of the GBMI Sale occurred on October 17, 2016. In connection with the GBMI Sale, GBMI ceased taking new mortgage loan applications, and all applications with prospective borrowers that were in process as of the completion of the GBMI Sale were managed by GBMI through funding and sale to investors in the ordinary course of business. As of March 31, 2017, there were no loans held for sale to investors, and we believe there are no material on-going obligations with respect to the mortgage banking business. For purposes of this Form 10-Q, the operations of GBMI have been reported as discontinued operations for all periods presented.
Reverse Stock Split
On December 7, 2016, we announced a reverse stock split of outstanding shares of our common stock at a ratio of 1-for-10, which had been previously approved by our shareholders (the "Reverse Stock Split"). The Reverse Stock Split became effective on December 13, 2016. No fractional shares were issued in the Reverse Stock Split, rather shareholders of fractional shares received a cash payment based on the closing price of our common stock as of the date of the Reverse Stock Split. The par value of each share of our common stock remained unchanged at $0.01 per share and the number of authorized shares was not affected. References made to outstanding shares or per share amounts in this Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split, unless otherwise noted.
Certain Performance Measures
The primary source of our revenue is net interest, which represents the difference between interest and fees earned on interest-bearing assets, primarily from lending and investment activities, and interest expense on interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities, and our interest-bearing liabilities include deposits and borrowings. Noninterest income is derived primarily from service charges on deposit accounts and other banking services, gains or losses on the sale of investment securities, and earnings on bank-owned life insurance. Other significant factors that affect our net income are the provision for loan losses and noninterest expenses. Our largest noninterest expenses are salaries and related employee benefits.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table presents selected financial performance measures for the periods stated:

	Three Months Ended March 31,
	2017	2016
Net interest margin (1)	3.49%	3.30%
Return on average assets ("ROAA") (2)	0.71%	0.27%
Return on average common equity ("ROAE") (3)	4.90%	1.89%
Average common equity to average assets (4)	14.44%	14.46%
Efficiency ratio (5)	70%	90%
_______________________

(1) Net interest margin is net interest income divided by average interest-earning assets. For the purposes of the calculation, tax-exempt interest income from tax-exempt municipal securities is computed on a taxable-equivalent yield basis. Average interest-earning assets are presented within the average balances, income and expenses, yields and rates table below.

(2) Return on average assets is net income (from continuing and discontinued operations) divided by average total assets. Average total assets are presented within the average balances, income and expenses, yields and rates table below.

(3) Return on average equity is net income (from continuing and discontinued operations) divided by average shareholders' equity before non-controlling interest.
(4) Average equity to average assets is average shareholders' equity before non-controlling interest divided by average total assets. Average total assets are presented within the average balances, income and expenses, yields and rates table below.

(5) Efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income (continuing operations).
The direct lending activities in which we engage carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Board of Governors of the Federal Reserve System (the "Federal Reserve") and general economic conditions, nationally and in our primary market areas, have a significant impact on our results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to us in full, or in a timely manner, resulting in decreased earnings or losses to us. We make fixed rate loans, whereby general increases in interest rates will tend to reduce our net interest income as the interest rates we must pay for deposits may increase while interest income may be unchanged. Economic conditions may also adversely affect the value of property pledged as security for loans and the ability to liquidate that property to satisfy a loan, if necessary.
Our goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include: carefully enforcing loan policies and procedures and modifying those policies on occasion to account for changing or emerging risks or changing market conditions, evaluating each borrower's business plan and financial condition during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and maintaining sufficient collateral to mitigate economic loss in the event of liquidation. Our allowance for loan losses is a reserve for inherent losses in our loan portfolio and consists of general, specific and unallocated qualitative components.
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
Industry Conditions
The national unemployment rate, seasonally adjusted and as published by the Bureau of Labor Statistics, for March 2017 was reported at 4.5%, a decline from 5.0% in March 2016. In the Fifth District of the Federal Reserve Bank (the "Fifth District"), which includes substantially all of our target markets, the February 2017 unemployment rate was 4.5%, down from 4.9% at February 2016. More specifically, the unemployment rate in Virginia in March 2017 was 3.8%, based on data published by the Fifth District. Additionally, as published by the Fifth District, in the three months ended March 31, 2017, most industry sectors in the Fifth District expanded.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Federal Open Market Committee (the "FOMC") stated in a May 3, 2017 release that the labor market had continued to strengthen, while economic activity has continued to expand at a moderate pace. The FOMC indicated that job gains remained solid and household spending growth has slowed. The FOMC stated that consumer spending rose only modestly and business fixed investment spending had firmed. The FOMC said that inflation measured on a 12-month basis has been running close to the 2% longer-run objective.
The FOMC maintained its view of a 3/4% to 1% target range for the Federal Funds Rate. Further, the FOMC stated that it is closely monitoring inflation and global economic and financial developments. The FOMC also stated it expects that economic conditions will evolve in a manner that will warrant gradual increases in the Federal Funds Rate.
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
Outlook
In spite of industry and market conditions, we believe we are well positioned to effectively compete in our target markets due to (1) our team of skilled bankers; (2) our advantageous market locations in our target markets; (3) our variety of banking services and products; and (4) our experienced management team. We focus on developing long-term relationships with our target customers through a team of bankers with significant experience in our target markets.
Intense competition for quality loans, the prolonged low interest rate environment, and increased cost of regulation has put pressure on banks, including the Bank. We remain firm in applying our established credit underwriting practices, providing exceptional customer service, and offering competitive treasury services products, as well as continually monitoring our expenses. We may seek to merge with or acquire other financial intuitions or branches or assets of those institutions. Although our principal acquisition focus will be to expand our presence in our target markets, we may also expand into new markets or related banking lines of business and related services and products. From time to time, we evaluate strategic combinations to determine what is in our best interest and long-term strategy. Our goal in making these decisions is to maximize shareholder value.
For further discussion of the material trends and uncertainties that may affect our results and financial condition, refer to the risk factors discussed "Risk Factors" in our 2016 Form 10-K.
Critical Accounting Policies
Our accounting policies are fundamental to an understanding of our consolidated financial position and consolidated results of operations. We believe that our accounting and reporting policies are in accordance with generally accepted accounting principles in the United States of America ("GAAP") and conform to general practices within the banking industry. Our financial position and results of operations are affected by management's application of accounting policies, including estimates, assumptions and judgments made to arrive at the carrying value of assets and liabilities, and the amounts reported for revenues, expenses and related disclosures. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or results of operations or both our consolidated financial position and results of operations.
We consider a policy critical if (1) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate, and (2) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that our most critical accounting policy relates to the allowance for loan losses, including our measurement of probable cash flows with respect to purchased credit-impaired loans accounted for under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"), which reflects our estimate of losses in the event of borrower default. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, adjustments to our estimates would be made and additional provisions for loan losses could be required, which could have a material adverse impact on our results of operations and financial condition. Further discussion of the estimates used in determining the allowance for loan losses is contained under "--Financial Condition--Allowance for Loan Losses" below and in measuring impairment for purchased credit-impaired loans is contained under "--Financial Condition--Allowance for Loan Losses--Acquired Loans" below.
Our critical accounting policies are discussed in detail in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Critical Accounting Policies" and Part II, Item 8 - Financial Statements and Supplementary Data under the caption "Note 1- Summary of Significant Accounting Policies" in the notes to the consolidated

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

financial statements, each in our 2016 Form 10-K. Since December 31, 2016, there have been no changes in these policies that have had or could reasonably be expected to have a material effect on our results of operations or financial condition.
Overview of Results of Operations and Financial Condition
The following discussion and analysis as of March 31, 2017 and our financial performance for the three months then ended should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this Form 10-Q.

•
Total assets decreased $68.6 million, or 2.10%, from December 31, 2016 to March 31, 2017, primarily attributable to a $107.2 million decline in gross loans, partially offset by an increase in cash and cash equivalents of $53.1 million.

•
Gross loans declined $107.2 million, or 4.35%, from December 31, 2016 to March 31, 2017, primarily due to reductions in loans associated with mortgage warehouse participations with two banks, the sale of $9.9 million of our guaranteed student loan portfolio, pay-offs of construction loans, and the normal amortization of RRE loans, partially offset by growth of $24.8 million in our marine loan portfolio.

•	Allowance for loan losses decreased $3.7 million to $18.3 million at March 31, 2017 from December 31, 2016, primarily due to charge-offs of specific reserves on several problem loans.

•	Deposits increased $47.7 million, or 1.85%, from December 31, 2016 to March 31, 2017, primarily due to core deposit growth.

•
Net interest income was $24.9 million for the three months ended March 31, 2017, an increase of $10.0 million from the three months ended March 31, 2016, primarily attributable to higher average interest-earning assets of $2.90 billion in the 2017 period compared to average interest-earning assets of $1.82 billion in the 2016 period. The increase in net interest income due to the Merger is reflected only in the three-month period ended March 31, 2017.

•
Net interest margin was 3.49% for the three months ended March 31, 2017, and 3.30% for the three months ended March 31, 2016. Net interest margin in the 2017 period includes accretion of acquired loan discounts further discussed below.

•
Noninterest income for the three months ended March 31, 2017 was $3.1 million, compared to $2.5 million for the same period in 2016. Noninterest income in 2017 included higher income from our back-to-back interest rate swap program, higher Visa check card income, and higher earnings from bank-owned life insurance.

•
Noninterest expense for the three months ended March 31, 2017 was $19.5 million compared to $15.5 million for the same period in 2016. Amounts in three-month period of 2017 included Merger-related costs of $250 thousand, while noninterest expense in the 2016 period included $1.6 million of Merger-related costs.

•
Provision for income taxes from continuing operations was $2.7 million for the three months ended March 31, 2017, compared to $734 thousand for the same period in 2016, due to higher income before taxes in the 2017 period.

•
At March 31, 2017, the ratio of nonperforming assets to total assets was 0.98% compared to 1.15% as of December 31, 2016; the ratio of nonperforming loans to gross loans was 1.11% compared to 1.31% as of December 31, 2016, and the ratio of the Company's allowance for loan losses to nonaccrual loans was 69.81% compared to 67.78% as of December 31, 2016. Other real estate owned and repossessed assets was reduced by $160 thousand from December 31, 2016.

•	Regulatory capital ratios of the Company and the Bank were considered "well capitalized" under the risk-based capital standards as of March 31, 2017.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ANALYSIS OF RESULTS OF OPERATIONS
The following table presents our net income and earnings per common share information for the periods stated:

	Three Months Ended March 31,
	2017	2016
Net income:
Net income from continuing operations	$5,739	$1,033
Net (loss) income from discontinued operations	(76)	349
Net income attributable to Xenith Bankshares	$5,663	$1,382

Basic earnings per share:
Earnings per share from continuing operations	$0.25	$0.06
Earnings per share from discontinued operations	$—	$0.02
Earnings per share attributable to Xenith Bankshares	$0.24	$0.08

Diluted earnings per share:
Earnings per share from continuing operations	$0.25	$0.06
Earnings per share from discontinued operations	$—	$0.02
Earnings per share attributable to Xenith Bankshares	$0.24	$0.08

Net Interest Income and Net Interest Margin
For the three months ended March 31, 2017, our net interest income was $24.9 million compared to $14.8 million for the three months ended March 31, 2016. As presented in the table below, net interest margin increased by 19 basis points to 3.49% for the three months ended March 31, 2017 from 3.30% for the three months ended March 31, 2016.
Interest income was $29.7 million for the three months ended March 31, 2017 compared to $18.0 million in the same period of 2016. Interest income in the 2017 period was on average interest-earning assets of $2.90 billion, while interest income in the 2016 period was on average interest-earning assets of $1.8 billion. Asset yields, on a tax-equivalent basis, were 4.17% in the three months ended March 31, 2017 compared to asset yields of 4.00% in the three months ended March 31, 2016. Our asset yields in the 2017 period reflect higher yields and balances of loans, as well as the effect of accretion of loan discounts, which is further discussed below.
Interest expense was $4.8 million for the three months ended March 31, 2017 compared to $3.2 million in the same period of 2016. Average interest-bearing liabilities for the three months ended March 31, 2017 were $2.3 million compared to $1.4 million for the three months ended March 31, 2016. Costs of interest-bearing liabilities were 0.86% for the three months ended March 31, 2017 compared to 0.90% for the same period of 2016. Lower costs of interest-bearing liabilities in the 2017 period is primarily due to greater use of low-cost borrowings from the Federal Home Loan Bank ("FHLB").
Our loans acquired in the Merger were discounted to estimated fair value (for credit and interest rates) as of the effective date of the Merger. A portion of the purchase accounting adjustments (discounts) to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans or the period of expected cash flows from the loans. Amounts received in excess of the carrying value of loans accounted for on cost recovery are also accreted into interest income at the time of recovery. Accretion of loan discounts was $1.0 million for the three months ended March 31, 2017. There was no accretion in the three months ended March 31, 2016. The amount of accretion recognized within a period is based on many factors, including, among other factors, loan prepayments and curtailments; therefore, amounts recognized are subject to volatility.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table presents the effect of purchase accounting adjustments (accretion) on our net interest margin for the periods stated:

	Three Months Ended March 31,
	2017	2016
Net interest margin	3.49%	3.30%
Purchase accounting adjustments impact (1)	0.14%	—%
Net interest margin excluding the effect of purchase accounting adjustments	3.35%	3.30%
_______________________
(1) Accretion of discounts on acquired loans in the three months ended March 31, 2017 was $1.0 million.
The following table presents average interest-earning assets and liabilities, average yields earned on such assets and rates paid on such liabilities, net interest margin, and income and expense variances caused by changes in average balances and rates as of and for the periods stated.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Average Balances, Income and Expenses, Yields and Rates As of and for the Three Months Ended March 31,
	2017			2016			2017 Compared to 2016
							Interest
		Interest	Average		Interest	Average	Income/	Variance
	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to (2)
	Balances (1)	Expense (7) (8) (9)	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Loans (3)	$2,420,243	$27,373	4.59%	$1,564,868	$16,732	4.30%	$10,641	$1,017	$9,624
Investment securities	314,864	1,872	2.41%	199,147	1,201	2.43%	672	(17)	689
Restricted equity securities	21,539	319	5.99%	10,785	149	5.56%	169	11	158
Overnight funds sold
and due from FRB	137,258	227	0.67%	45,066	44	0.39%	183	46	137
Interest-bearing deposits
in other banks	6,640	9	0.55%	708	—	—%	9	9	—
Total interest-earning assets	2,900,544	29,800	4.17%	1,820,574	18,126	4.00%	11,674	1,066	10,608
Noninterest-earning assets	346,585			214,374
Total assets	$3,247,129			$2,034,948
Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$1,159,160	$1,579	0.55%	$689,306	$839	0.49%	$740	$110	$630
Savings deposits	89,542	56	0.25%	62,138	16	0.10%	40	31	9
Time deposits	868,696	2,319	1.08%	642,461	1,864	1.17%	455	(159)	614
Total interest-bearing deposits	2,117,398	3,954	0.76%	1,393,905	2,719	0.78%	1,235	(18)	1,253
Borrowings	145,237	853	2.38%	41,473	491	4.76%	362	(351)	713
Total interest-bearing liabilities	2,262,635	4,807	0.86%	1,435,378	3,210	0.90%	1,597	(369)	1,966
Noninterest-bearing liabilities
Demand deposits	494,129			287,839
Other liabilities	21,021			17,025
Total noninterest-bearing liabilities	515,150			304,864
Total liabilities	2,777,785			1,740,242
Shareholders' equity	469,344			294,706
Total liabilities and shareholders' equity	$3,247,129			$2,034,948
Net interest income (5)		$24,993			$14,916		$10,077	$1,435	$8,642
Net interest spread (4)			3.31%			3.10%
Net interest margin (6)			3.49%			3.30%
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
(8) Interest income from loans in 2017 includes approximately $1.0 million in accretion related to acquired loans.
(9) Interest income from loans includes fees of $669 thousand and $201 thousand for the three months ended March 31, 2017 and 2016, respectively.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Provision for Loan Losses
The following table presents our provision for loan losses and the dollar and percentage change for the periods stated:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Provision for loan losses	$9	$(25)	$34	(136)%
Provision for loan losses was not significant for both the three months ended March 31, 2017 and March 31, 2016.
Noninterest Income
The following table presents a summary of noninterest income and the dollar and percentage change for the periods stated:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Service charges on deposit accounts	$1,160	$1,139	$21	1.8%
Earnings from bank-owned life insurance	476	349	127	36.4%
Gain on sale of loans	19	—	19	100.0%
Visa check card income	753	641	112	17.5%
Other	724	384	340	88.5%
Total noninterest income	$3,132	$2,513	$619	24.6%
The increase in noninterest income in the three-month period of 2017 compared to the same period of 2016 is primarily due to a greater number of swap transactions, higher volumes of Visa check card usage, and higher balances of bank-owned life insurance, which were acquired in the Merger.
Noninterest Expense
The following table presents a summary of noninterest expense and the dollar and percentage change for the periods stated:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Salaries and employee benefits	$10,487	$7,771	$2,716	35.0%
Professional and consultant fees	1,199	585	614	105.0%
Occupancy	1,981	1,416	565	39.9%
FDIC insurance	729	414	315	76.1%
Data processing	1,026	1,204	(178)	(14.8)%
Problem loan and repossessed asset costs	99	101	(2)	(2.0)%
Impairments on and (gains) and losses on sales of other real estate owned and repossessed assets, net	70	(177)	247	(139.5)%
Equipment	334	284	50	17.6%
Board fees	131	246	(115)	(46.7)%
Advertising and marketing	224	50	174	348.0%
Merger-related	250	1,568	(1,318)	(84.1)%
Other	3,001	2,071	930	44.9%
Total noninterest expense	$19,531	$15,533	$3,998	25.7%
Noninterest expenses excluding Merger-related expenses in the three months ended March 31, 2017 were $19.3 million compared to $14.0 million in the three months ended March 31, 2016. Excluding Merger-related expenses, noninterest expense increased $5.3 million with most of the increase attributable to higher salaries and employee benefits, higher occupancy costs, and higher FDIC insurance cost resulting from the combination of the legacy banks in the Merger. Higher professional and consultant fees are primarily due to audit fees incurred during the three months ended March 31, 2017, and higher other noninterest expense is primarily due to higher unfunded commitment expense, resulting from exposure on a problem loan, and higher bank franchise taxes, due to higher equity balances after the Merger.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Income Taxes
The following table presents income tax provision and the dollar and percentage change for the periods stated:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Provision for income taxes - continuing operations	$2,704	$734	$1,970	268.4%
Our effective tax rates were 32.0% and 41.5% for the three months ended March 31, 2017 and March 31, 2016, respectively. Lower rates in the 2017 period were primarily due to higher tax-exempt income and lower earnings from GBMI, the earnings from which were subject to state income taxes.
ANALYSIS OF FINANCIAL CONDITION
Cash and Cash Equivalents. Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from FRB. Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity. Cash and cash equivalents as of March 31, 2017 were $180.1 million compared to $127.0 million at December 31, 2016. Higher cash and cash equivalents at March 31, 2017 compared to December 31, 2016 were primarily attributable to core deposit growth and the reduction in loan balances.
Investment Securities. Our available-for-sale securities are reported at fair value and are used primarily for liquidity, pledging, earnings and asset / liability management purposes. We perform due diligence of each security on a pre-purchase basis and review securities periodically for impairment.
The following tables present information about our investment securities portfolio as of the dates stated. Weighted average life calculations and weighted average yields are based on the current level of contractual maturities and expected prepayments as of the dates stated. Yields on tax-exempt securities are calculated on a taxable-equivalent yield basis.

	March 31, 2017
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Mortgage-backed securities
Agencies	$139,616	$139,454	4.45	2.28%
Collateralized	62,075	61,110	4.07	1.85%
Collateralized mortgage obligations	18,181	18,333	2.96	2.75%
Asset-backed securities	14,868	14,758	5.58	3.17%
Municipals
Tax-exempt	66,938	64,361	7.68	2.87%
Taxable	18,056	17,669	5.02	2.00%
Corporate bonds	980	981	1.00	2.78%
Equity securities	969	2,075	—	—%
Total securities available for sale	$321,683	$318,741	5.06	2.36%

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	December 31, 2016
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Mortgage-backed securities
Agencies	$135,054	$134,890	4.18	2.04%
Collateralized	63,837	62,753	4.24	1.84%
Collateralized mortgage obligations	19,626	19,810	2.65	2.69%
Asset-backed securities	14,866	14,758	5.58	3.17%
Municipals
Tax-exempt	67,738	64,755	7.87	2.85%
Taxable	18,105	17,676	5.47	2.00%
Corporate bonds	983	984	1.70	2.62%
Equity securities	969	1,817	—	—%
Total securities available for sale	$321,178	$317,443	5.01	2.25%
The following table presents a maturity analysis of our securities portfolio as of the date stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the date stated. Yields on tax-exempt securities are calculated on a taxable-equivalent yield basis.

	March 31, 2017
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Mortgage-backed securities
Agencies	$5,175	1.93%	$96,920	2.21%	$33,244	2.43%	$4,115	3.12%	$139,454	2.28%
Collateralized	291	1.45%	40,843	1.84%	19,976	1.89%	—	—%	61,110	1.85%
Collateralized mortgage obligations	317	3.43%	17,616	2.76%	400	2.07%	—	—%	18,333	2.75%
Asset-backed securities	—	—%	—	—%	14,758	3.17%	—	—%	14,758	3.17%
Municipals
Taxable	—	—%	8,415	1.86%	9,254	2.14%	—	—%	17,669	2.00%
Tax exempt	258	81.00%	3,435	2.05%	56,680	3.03%	3,988	1.54%	64,361	2.87%
Corporate bonds	—	—%	981	2.78%	—	—%	—	—%	981	2.78%
Equity securities	—	—%	—	—%	—	—%	2,075	—%	2,075	—%
Total securities available for sale	$6,041	1.94%	$168,210	2.16%	$134,312	2.65%	$10,178	2.38%	$318,741	2.36%
Loans. Our loan portfolio is comprised of C&I, construction, CRE, RRE, consumer and guaranteed student loans ("GSLs"). Lending decisions are based upon evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan. Personal guarantees are required on most loans; however, prudent exceptions are made on occasion based upon the financial viability of the borrowing entity or the underlying project that is being financed. Gross loans decreased by $107.2 million, or 4.35%, to $2.4 billion at March 31, 2017 from $2.5 billion at December 31, 2016. Reductions in loans were primarily associated with mortgage warehouse participations with two banks, the sale of $9.9 million of our GSL portfolio, pay-offs of construction loans, and normal amortization of RRE loans, partially offset by growth in our marine loan portfolio, which grew $24.8 million.
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

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table presents our composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans, as of the dates stated:

	March 31, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
Commercial & Industrial	$787,443	33.4%	$895,952	36.4%
Construction	255,309	10.9%	257,712	10.5%
Commercial real estate	591,739	25.1%	585,727	23.8%
Residential real estate	391,971	16.6%	405,291	16.4%
Consumer	296,781	12.6%	274,008	11.1%
Guaranteed student loans	32,533	1.4%	44,043	1.8%
Deferred loan fees and related costs	1,032	—%	1,323	—%
Total loans	2,356,808	100.0%	2,464,056	100.0%
Allowance for loan losses	(18,275)		(21,940)
Total loans, net of allowance	$2,338,533		$2,442,116
Allowance for Loan Losses. Our allowance for loan losses was $18.3 million or 0.78% of total loans as of March 31, 2017 compared to $21.9 million or 0.89% of gross loans as of December 31, 2016. The decline in our allowance for loan losses from December 31, 2016 to March 31, 2017 was primarily due to charge-offs of several problem loans for which we had specific reserves.
Legacy Xenith's allowance for loan losses existing at the time of the Merger was not carried over in the Merger, rather discounts (for credit and interest) are recorded to reflect the loans at estimated fair value as of the date of the Merger; therefore, our allowance for loan losses does not include remaining discounts recorded on our acquired loan portfolio. Any decline in the credit quality related to the acquired loan portfolio and the reduction of loan discounts through accretion may result in the need to increase in our allowance for loan losses and record additional provision expense. In the period ended March 31, 2017, we recorded $9 thousand in allowance due to the acquired loan portfolio. The ratio of our allowance for loan losses plus our remaining discount (fair value adjusted allowance for loan losses) to gross loans (adjusted for the discount) was 1.10% at March 31, 2017 compared to 1.25% at December 31, 2016.
The following table presents our allowance for loan losses by loan type and the percent of loans in each category to total loans, as of the dates stated. The unallocated component of our allowance for loan losses is shown separately.

	March 31, 2017		December 31, 2016
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial & Industrial	$4,250	33.4%	$5,816	36.4%
Construction	1,130	10.9%	1,551	10.5%
Commercial real estate	1,747	25.1%	2,410	23.8%
Residential real estate	4,465	16.6%	5,205	16.4%
Consumer	1,463	12.6%	1,967	11.1%
Guaranteed student loans	—	1.4%	—	1.8%
Unallocated qualitative	5,220	—%	4,991	—%
Total allowance for loan losses	$18,275	100.0%	$21,940	100.0%

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Our allowance consists of specific, general and unallocated qualitative components. The following table presents an allocation of the allowance for loan losses and other related information at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Allowance for loan losses:
Specific component	$3,891	$6,103
General component	9,164	10,846
Unallocated qualitative component	5,220	4,991
Total	$18,275	$21,940
Impaired loans	$53,641	$60,562
Non-impaired loans	2,303,167	2,403,494
Total loans	$2,356,808	$2,464,056

Specific component as % of impaired loans	7.25%	10.08%
General component as % of non-impaired loans	0.40%	0.45%
The specific component of our allowance for loan losses relates to loans that are individually evaluated for impairment. Impaired loans decreased to $53.6 million at March 31, 2017 from $60.6 million at December 31, 2016. Of these loans, $26.2 million were on nonaccrual status at March 31, 2017 compared to $32.4 million at December 31, 2016. The general component of our allowance relates to groups of loans collectively evaluated for reserve needs. An unallocated qualitative component is maintained to cover uncertainties that could affect management's estimate of probable losses.
In the period since the Merger through March 31, 2017, no provision expense has been recorded with respect to GSLs, as the carrying amount in these loans approximates the guaranteed portion of the loans.
The following table presents certain asset quality ratios as of the dates stated:

	March 31, 2017	December 31, 2016
Nonperforming loans with no allowance due to previous charge-offs as a percentage of total loans	0.41%	0.33%
Nonperforming loans with no allowance due to previous charge-offs as a percentage of nonperforming loans	37.24%	24.88%
Charge-off rate for nonperforming loans with no allowance due to previous charge-offs	60.42%	62.59%
Coverage ratio net of nonperforming loans with no allowance due to previous charge-offs	111.18%	90.23%
Total allowance divided by total loans less nonperforming loans with no allowance due to previous charge-offs	0.78%	0.89%
Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	27.95%	28.59%
Nonperforming assets as a percentage of total loans	1.33%	1.53%
Nonperforming assets as a percentage of total assets	0.98%	1.15%
Net charge-offs as a percentage of average loans (year-to-date)	0.15%	0.65%
Allowance for loan losses as a percentage of total loans	0.78%	0.89%
Allowance for loan losses to nonaccrual loans	69.81%	67.78%

At March 31, 2017, we believed the level of our allowance for loan losses to be adequate. Our allowance for loan losses is an estimate based upon the data in hand at a particular time and that estimate involves judgment regarding data available at that time. Our allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.
Nonperforming Assets. We classify nonaccrual loans and other real estate owned and repossessed assets as nonperforming assets. Total nonperforming assets were $31.4 million and $37.7 million at March 31, 2017 and December 31, 2016, respectively. Our nonperforming assets ratio, defined as the ratio of nonperforming assets to total assets, was 0.98% and 1.15% at March 31, 2017 and December 31, 2016, respectively. At March 31, 2017 and December 31, 2016, there were no loans, other than our GSLs, categorized as 90 days or more past due and still accruing interest. GSLs are substantially fully guaranteed by the federal government as to principal and accrued interest. Pursuant to the guarantee, we may make a claim for payment on the loan after a

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

period of 270 days during which no payment has been made on the loan. Payments of principal and interest are guaranteed up to the date of payment under the guarantee.
Loans in nonaccrual status totaled $26.2 million and $32.4 million at March 31, 2017 and December 31, 2016, respectively. Other real estate owned and repossessed assets decreased to $5.2 million at March 31, 2017 from $5.3 million of at December 31, 2016.
The following table summarized our nonperforming assets as of the dates stated:

	March 31, 2017	December 31, 2016
Loans 90 days past due and still accruing interest (1)	$—	$—
Nonaccrual loans	26,178	32,370
Other real estate owned	5,185	5,345
Total nonperforming assets	$31,363	$37,715

(1) Excludes GSLs.
Deposits. The following table presents the average balances and annualized costs paid by deposit category for the periods stated:

	March 31, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$494,129	—%	$382,613	—%
Interest-bearing deposits:
Demand and money market	1,159,160	0.55%	873,046	0.53%
Savings accounts	89,542	0.25%	73,033	0.17%
Time deposits $250 or greater	443,309	1.10%	340,259	1.17%
Time deposits less than $250	425,387	1.03%	396,982	1.04%
Total interest-bearing deposits	2,117,398	0.76%	1,683,320	0.76%
Total average deposits	$2,611,527	0.61%	$2,065,933	0.62%
Maturities of large denomination time deposits (equal or greater than $250 thousand) as of March 31, 2017 were as follows:

						Percent of
	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Total Deposits
Time deposits	$85,586	$84,342	$156,168	$104,008	$430,104	16.42%
Deposits increased $47.7 million, or 1.85%, from December 31, 2016 to March 31, 2017, primarily due to core deposit growth, partially offset by a decline in brokered deposit balances (discussed below). As of March 31, 2017, $107.3 million of our deposits were in Certificate of Deposit Account Registry Service ("CDARS"), Insured Cash Sweep ("ICS"), Anova Financial Corporation and Brokered CDs (collectively, "brokered deposits"), which is a decline of $26.4 million from December 31, 2016.
Borrowings. We use short-term and long-term borrowings from various sources, including the FRB discount window, the FHLB, subordinated debt and junior subordinated debentures. We manage the level of our borrowings to minimize our borrowing cost, to maintain sufficient liquidity to meet the daily needs of our customers, and to meet our regulatory reserve requirements. We decreased borrowings with the FHLB by $122.0 million from December 31, 2016 to $50.0 million at March 31, 2017, primarily due to funds resulting from the decline in loan balances in the first quarter of 2017.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table summarizes the period-end balance, highest month-end balance, average balance, and weighted average rate of short-term borrowings, for the periods stated:

	March 31, 2017				December 31, 2016
	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$50,000	$100,000	$106,378	0.66%	$172,000	$197,500	$99,125	0.43%
In June 2015, Legacy Xenith issued and sold $8.5 million in aggregate principal amount of its 6.75% subordinated notes due 2025 pursuant to a Subordinated Note Purchase Agreement (the "Subordinated Notes"), which we assumed in the Merger. The Subordinated Notes bear interest at an annual rate of 6.75%, which is payable quarterly in arrears on March 31, June 30, September 30 and December 31. The Subordinated Notes qualify as Tier 2 capital for us. As of March 31, 2017, the outstanding balance of the Subordinated Notes, net of capitalized loan origination costs, was $8.6 million. For the three months ended March 31, 2017, the effective interest rate, including the amortization of loan origination costs, on the Subordinated Notes was 6.40%. As of March 31, 2017, Xenith Bankshares and the Bank, as applicable, were in compliance with all covenants of the Subordinated Notes.
We have four placements of trust preferred securities. In all four trusts, the trust issuer has invested the total proceeds from the sale of the trust preferred securities in junior subordinated deferrable interest debentures issued by us. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. We have fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. Our obligation under the guarantee is unsecured and subordinate to our senior and subordinated indebtedness. The trust preferred securities are redeemable only at our discretion, subject to regulatory approval. We are current on all interest payments due to the holders of the trust preferred securities. The aggregate carrying value of these debentures as of March 31, 2017 was $30.1 million. The difference between the par amounts and the carrying amounts of the debentures, due to purchase accounting adjustments from the acquisition of Gateway Financial Holdings, Inc. in 2008, is amortized using the interest method as an adjustment to interest expense each period. Effective interest rates for the debentures, for the three-month period ended March 31, 2017, were between 7.07% and 7.84%.
Liquidity
Liquidity is the ability to generate or acquire sufficient amounts of cash when needed and at a reasonable cost to accommodate deposit withdrawals, payments of debt and operating expenses, to fund loan demand, and to achieve stated objectives. These events may occur daily or in other short-term intervals in the normal operation of our business. Historical trends may help management predict the amount of cash required. In assessing liquidity, we give consideration to various factors, including stability and maturity of deposits, quality, volume and maturity of assets, sources and costs of borrowing, concentrations of loans and deposits with certain businesses and industries, competition for loans and deposits, and our overall financial condition and cash flows. Our primary sources of liquidity are cash, due from banks, federal fund sold and securities in our available-for-sale portfolio.
At March 31, 2017, cash and cash equivalents were $180.1 million compared to $127.0 million at December 31, 2016. Net cash provided by operating activities in 2017 was $19.0 million, primarily from operating earnings and the sale of loans from discontinued operations to third-party investors. Net cash provided by investing activities in 2017 was $108.2 million, primarily due to a net decrease in loans of $104.5 million. Net cash used in financing activities in 2017 was $74.1 million, primarily due to the repayment of short-term FHLB borrowings of $122.0 million, partially offset by an increase in deposits of $47.7 million.
We have secured borrowing facilities with the FHLB and the FRB. As of March 31, 2017, total credit availability under the FHLB facility was $818.1 million and with a pledged, lendable collateral value of $287.8 million. Under this facility, as of March 31, 2017, there were short-term, non-amortizing borrowings outstanding of $50.0 million. Credit availability under the FRB facility as of March 31, 2017 was $141.8 million, which is also based on pledged collateral. At March 31, 2017, the Bank had no borrowings under the FRB facility.
We have uncommitted lines of credit with nine banks to borrow federal funds up to $163.0 million on an unsecured basis. Three of the lines expire within one year; the remaining lines have to stated expiration. However, all of the lines are uncommitted and can be canceled by the lender at any time. As of March 31, 2017, there were no amounts outstanding under these lines of credit. Borrowings under these arrangements bear interest at the prevailing Federal Funds Rate.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Capital Resources
Total shareholders' equity increased $7.3 million to $470.5 million at March 31, 2017 from $463.2 million at December 31, 2016. The increase was primarily due to an increase in net income for the three months ended March 31, 2017 of $5.7 million.
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
In July 2013, the Federal Reserve approved a final rule establishing a regulatory capital framework for smaller, less complex financial institutions, implementing in the United States the Basel III regulatory capital reforms for the Basel Committee and certain changes required by the Dodd-Frank Act. Information regarding capital requirements to which we are subject can be found in Part I, Item 1 - Business under the caption "Supervision and Regulation - Capital Adequacy and Guidelines" in our 2016 Form 10-K.
The following table presents capital for the various capital ratios and risk weighted assets for the Bank and Xenith Bankshares as of the dates stated:

	March 31, 2017		December 31, 2016
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Common equity Tier 1 capital	$320,672	$346,402	$314,768	$343,519
Tier 1 capital	320,672	348,926	314,768	343,518
Total risk-based capital	338,947	375,811	336,712	374,082
Risk-weighted assets	2,687,902	2,714,244	2,821,029	2,849,714
The following table presents our capital ratios, minimum capital ratios required by our regulators, and capital ratios defined as "well capitalized" by regulators for the Bank and for Xenith Bankshares as of the dates stated. Since March 31, 2017, there are no conditions or events that management believes has changed our status as "well capitalized."

	March 31, 2017				December 31, 2016
	Xenith	Xenith	Regulatory	Well	Xenith	Xenith	Regulatory	Well
	Bank	Bankshares	Minimum	Capitalized	Bank	Bankshares	Minimum	Capitalized
Common equity Tier 1 capital ratio	11.93%	12.76%	4.50%	> 6.50%	11.16%	12.05%	4.50%	> 6.50%
Tier 1 leverage ratio	10.35%	11.17%	4.00%	> 5.00%	9.94%	10.74%	4.40%	> 5.00%
Tier 1 risk-based capital ratio	11.93%	12.86%	6.00%	> 8.00%	11.16%	12.05%	6.00%	> 8.00%
Total risk-based capital ratio	12.61%	13.85%	8.00%	> 10.00%	11.94%	13.13%	8.00%	> 10.00%

Contractual Obligations
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

XENITH BANKSHARES, INC.
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
These commitments represent outstanding off-balance sheet commitments and are further discussed in Note 13 - Commitments and Contingencies in Part 1, Item 1 - Notes to Consolidated Financial Statements in this Form 10-Q.
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
The following table illustrates the expected effect on net interest income for the 12 months following March 31, 2017 due to an immediate change ("instantaneous rate shock" scenario) and a gradual change ("ramped rate shock" scenario) in interest rates. Estimated changes set forth below are dependent on material assumptions, such as those previously discussed. It should be noted that rates are unlikely to change instantly in the severity of an instantaneous rate shock, and management believes the ramped rate shock simulation more likely demonstrates the effect of changes in interest rates on us. In the ramped rate shock simulation, interest rates change pro rata over the simulation period.

	March 31, 2017
	Change in Net Interest Income
	Instantaneous Rate Shock Scenario		Ramped Rate Shock Scenario
	$	%	$	%
Change in Interest Rates:
+200 basis points	$5,520	5.84%	$1,631	1.73%
+100 basis points	$3,345	3.54%	$833	0.88%
–100 basis points	$(6,235)	(6.60)%	$(1,055)	(1.12)%
–200 basis points	$(6,964)	(7.37)%	$(1,133)	(1.20)%
As of March 31, 2017, we project an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment, and we are considered "asset-sensitive".
It should be noted that the simulation analyses are based upon equivalent changes in interest rates for all categories of assets and liabilities. In normal operating conditions, interest rates may not change in a uniform matter. Many factors affect the timing and magnitude of interest rate changes on financial instruments. In addition, we may deploy strategies that offset some of the impact of changes in interest rates. Depending upon the timing and shifts in the interest rate yield curve, certain rising rate scenarios could be less favorable due to loan and deposit re-pricing characteristics. Consequently, actual outcomes would be expected to vary from the projections due to the controlled conditions of the simulation analysis.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Economic value of equity ("EVE") is defined as the present value of all future asset cash flows less the present value of all future liability cash flows or an estimate of the enterprise value. Although EVE takes into account all anticipated future cash flow based on the existing balance sheet at a point in time, it does not distinguish either the timing of those cash flows or changes in behavior or balance sheet structure that might occur in different rate environments. It also assumes that a change in interest rates occurs immediately that the same interest rate environment last perpetually into the future. The following table illustrates the expected effect on EVE as of March 31, 2017 due to an immediate change in interest rates. Estimated changes set forth below are dependent on material assumptions such as those previously discussed.

	March 31, 2017
	Change in the Economic Value of Equity
	$	%
Change in Interest Rates:
+200 basis points	$75,700	16.9%
+100 basis points	$45,000	10.1%
–100 basis points	$(67,700)	(15.1)%
–200 basis points	$(175,300)	(39.1)%

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of March 31, 2017.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2017 were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

XENITH BANKSHARES, INC.
PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In the ordinary course of operations, we may become a party to legal proceedings.  Based upon information currently available, management believes that any such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows, or results of operations.

ITEM 1A – RISK FACTORS

For information regarding factors that could affect our results of operations, financial condition, or liquidity, see the risk factors discussed in Part I, Item 1A - Risk Factors in our 2016 Form 10-K. We do not believe there have been any material changes to the risk factors as previously disclosed in our 2016 Form 10-K.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of our common stock in the open market and through privately negotiated transactions. There were no share repurchase transactions conducted during the three months ended March 31, 2017.

XENITH BANKSHARES, INC.
PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

See Exhibit Index, which is incorporated in this item by reference.

XENITH BANKSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENITH BANKSHARES, INC.
(Registrant)

DATE:	May 10, 2017	/s/ T. Gaylon Layfield, III
T. Gaylon Layfield, III
Chief Executive Officer

/s/ Thomas W. Osgood
Thomas W. Osgood
Chief Financial Officer

XENITH BANKSHARES, INC.

Exhibit Index
Xenith Bankshares, Inc.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.