Form 10-Q
period 2017-06-30
Xenith Bankshares, Inc.
filed 2017-08-10
CIK 1143155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Yes ☐ No ☒

The number of shares of the issuer's Common Stock, par value $0.01 per share, outstanding as of August 7, 2017 was 23,202,558 shares.

XENITH BANKSHARES, INC.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
As of June 30, 2017 and December 31, 2016

(unaudited)
(in thousands, except share data)	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$15,812	$18,825
Interest-bearing deposits in other banks	5,043	4,797
Overnight funds sold and due from Federal Reserve Bank	129,085	103,372
Investment securities available for sale, at fair value	316,463	317,443
Restricted equity securities, at cost	17,341	24,313
Loans	2,370,594	2,464,056
Allowance for loan losses	(17,027)	(21,940)
Net loans	2,353,567	2,442,116
Premises and equipment, net	55,607	56,996
Interest receivable	7,771	8,806
Other real estate owned and repossessed assets,
net of valuation allowance	5,083	5,345
Goodwill	26,931	26,931
Core deposit intangible, net	3,524	3,787
Net deferred tax assets, net of valuation allowance	151,638	157,825
Bank-owned life insurance	73,004	72,104
Other assets	15,592	13,969
Assets of discontinued operations	—	10,563
Totals assets	$3,176,461	$3,267,192
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$515,632	$501,678
Interest-bearing:
Demand and money market	1,238,005	1,113,453
Savings	91,646	86,739
Time deposits less than $250	721,548	785,303
Time deposits $250 or more	72,358	84,797
Total deposits	2,639,189	2,571,970
Federal Home Loan Bank borrowings	—	172,000
Other borrowings	39,066	38,813
Interest payable	737	829
Other liabilities	18,006	19,093
Liabilities of discontinued operations	682	849
Total liabilities	2,697,680	2,803,554
Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000,000 shares authorized; none issued
and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares
authorized; 23,180,902 and 23,123,518 shares issued
and outstanding on June 30, 2017 and December 31, 2016,
respectively	232	231
Capital surplus	712,640	710,916
Accumulated deficit	(233,409)	(245,538)
Accumulated other comprehensive loss, net of tax	(682)	(2,428)
Total shareholders' equity before non-controlling interest	478,781	463,181
Non-controlling interest of discontinued operations	—	457
Total shareholders' equity	478,781	463,638
Total liabilities and shareholders' equity	$3,176,461	$3,267,192

See accompanying notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
For the Three and Six Months Ended June 30, 2017 and 2016

(unaudited)	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest Income
Loans, including fees	$27,150	$16,700	$54,509	$33,284
Investment securities	2,196	1,364	4,265	2,713
Overnight funds sold and deposits in other banks	240	38	476	83
Total interest income	29,586	18,102	59,250	36,080
Interest Expense
Deposits:
Demand and money market	1,676	838	3,260	1,683
Savings	61	24	117	40
Time deposits	2,307	1,712	4,626	3,577
Interest expense on deposits	4,044	2,574	8,003	5,300
Federal Home Loan Bank borrowings	123	66	295	84
Other borrowings	709	499	1,390	972
Total interest expense	4,876	3,139	9,688	6,356
Net interest income	24,710	14,963	49,562	29,724
Provision for loan losses	—	45	9	19
Net interest income after provision for loan losses	24,710	14,918	49,553	29,705
Noninterest Income
Service charges on deposit accounts	1,143	1,118	2,303	2,256
Earnings from bank-owned life insurance	425	302	900	651
Gain on sale of loans	19	—	38	—
Gain on sale of investment securities available for sale	—	15	—	15
Visa check card income	840	707	1,593	1,348
Other	1,393	468	2,118	853
Total noninterest income	3,820	2,610	6,952	5,123
Noninterest Expense
Salaries and employee benefits	9,784	7,339	20,271	15,110
Professional and consultant fees	623	539	1,962	1,123
Occupancy	1,803	1,417	3,784	2,834
FDIC insurance	420	431	1,150	845
Data processing and technology	1,516	1,334	2,542	2,538
Problem loan and repossessed asset costs	208	101	307	201
Impairments on and (gains) and losses from sales of other real estate owned and repossessed assets	42	(396)	111	(573)
Impairments on and (gains) and losses on sale of premises and equipment	1	(1)	(11)	(1)
Equipment	393	220	727	504
Board fees	115	394	246	640
Advertising and marketing	285	55	509	106
Merger-related	1,715	1,077	1,965	2,646
Other	2,533	1,838	5,407	3,907
Total noninterest expense	19,438	14,348	38,970	29,880
Income from continuing operations before provision (benefit) for income taxes	9,092	3,180	17,535	4,948
Provision for income taxes - continuing operations	2,840	1,312	5,545	2,047
Net income from continuing operations	6,252	1,868	11,990	2,901
Net income (loss) from discontinued operations before provision (benefit) for income taxes	20	1,319	(235)	1,889
(Benefit) provision for income taxes - discontinued operations	(4)	20	(61)	35
Net income (loss) from discontinued operations attributable to non-controlling interest	8	544	(115)	750
Net income (loss) from discontinued operations	16	755	(59)	1,104
Net income attributable to Xenith Bankshares, Inc.	$6,268	$2,623	$11,931	$4,005

See accompanying notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Six Months Ended June 30, 2017 and 2016

(unaudited)	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income attributable to Xenith Bankshares, Inc.	$6,268	$2,623	$11,931	$4,005
Other comprehensive income, net of tax:
Change in unrealized gain on securities available for sale	1,894	1,810	$2,687	$3,703
Income tax effect	(663)	(655)	(941)	(1,340)
Reclassification adjustment for securities gains included in net income	—	(15)	—	(15)
Income tax effect	—	5	—	5
Other comprehensive income, net of tax	1,231	1,145	1,746	2,353
Comprehensive income attributable to Xenith Bankshares, Inc.	$7,499	$3,768	$13,677	$6,358

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Six Months Ended June 30, 2017

					Accumulated Other
(unaudited)	Common Stock		Capital	Accumulated	Comprehensive Income (Loss),	Non-controlling	Total Shareholders'
(in thousands, except share data)	Shares	Amount	Surplus	Deficit	Net of Tax	Interest	Equity
Balance at December 31, 2016	23,123,518	$231	$710,916	$(245,538)	$(2,428)	$457	$463,638
Net income	—	—	—	11,931	—	(115)	11,816
Other comprehensive income, net of tax	—	—	—	—	1,746	—	1,746
Share-based compensation expense	—	—	1,091	—	—	—	1,091
Restricted stock awards settled	15,168	—	—	—	—	—	—
Restricted stock awards issued under incentive plan	—	—	236		—	—	236
Restricted stock awards granted	14,823	—	—	—	—	—	—
Forfeiture of restricted stock awards	(404)	—	—	—	—	—	—
Net exercises of stock options	27,797	1	397	—	—	—	398
Reclassification to other liabilities	—	—	—	—	—	(342)	(342)
Cumulative effect adjustment of adoption of accounting principle	—	—	—	198	—	—	198
Balance at June 30, 2017	23,180,902	$232	$712,640	$(233,409)	$(682)	$—	$478,781

See accompanying notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016

(unaudited)	Six Months Ended
(in thousands)	June 30, 2017	June 30, 2016
Cash flows from operating activities
Net income from continuing operations	$11,990	$2,901
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,466	1,410
Deferred income tax expense	5,506	2,011
Accretion and amortization of fair value adjustments	(1,783)	495
Amortization of core deposit intangible	263	—
Provision for loan losses	9	19
Share-based compensation expense	1,091	614
Net amortization of premiums and accretion of discounts on investment securities available for sale	1,632	751
Earnings from bank-owned life insurance	(900)	(651)
Gain on sale of investment securities available for sale	—	(15)
Impairments on and gains and losses from sales of other real estate owned and repossessed assets	111	(573)
Impairments on and gains and losses from sales of premises and equipment	(11)	(1)
Gain on sale of loans	(38)	—
Changes in:
Interest receivable	1,035	270
Other assets	(1,623)	(3,906)
Interest payable	(92)	32
Other liabilities	(851)	606
Net cash provided by operating activities - continuing operations	17,805	3,963
Net cash provided by operating activities - discontinued operations	9,819	2,846
Cash provided by operating activities	27,624	6,809
Cash flows from investing activities
Proceeds from maturities and calls of investment securities available for sale	25,138	16,009
Proceeds from sale of investment securities available for sale	—	31,632
Purchase of investment securities available for sale	(23,104)	(46,941)
Proceeds from sale of restricted equity securities	13,685	8,937
Purchase of restricted equity securities	(6,713)	(14,800)
Net decrease (increase) in loans	89,568	(19,994)
Proceeds from sale of other real estate owned and repossessed assets, net	1,197	10,052
Proceeds from sale of premises and equipment	—	18
Purchases of premises and equipment, net	(66)	(848)
Net cash provided by (used in) investing activities - continuing operations	99,705	(15,935)
Net cash (used in) investing activities - discontinued operations	—	(1,307)
Cash provided by (used in) investing activities	99,705	(17,242)
Cash flows from financing activities
Net increase (decrease) in deposits	67,219	(61,386)
Net (decrease) increase in short-term Federal Home Loan Bank borrowings	(172,000)	73,000
Proceeds from exercise of stock options	398	—
Repurchase of common stock in the settlement of restricted stock units	—	(45)
Distributed non-controlling interest	—	(398)
Net cash (used in) provided by financing activities	(104,383)	11,171
Increase in cash and cash equivalents	22,946	738
Cash and cash equivalents at beginning of period	126,994	63,746
Cash and cash equivalents at end of period	$149,940	$64,484
Supplemental cash flow information:
Cash paid for interest	$9,780	$6,063
Cash paid for income taxes	$—	$63

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Supplemental non-cash information:
Change in unrealized gain on investment securities available for sale, net of tax	$1,747	$2,353
Transfer from other real estate owned and repossessed assets to loans	$—	$1,194
Transfer from loans to other real estate owned and repossessed assets	$1,046	$1,560
Transfer from premises and equipment to other real estate owned and repossessed assets	—	734

See accompanying notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

Xenith Bankshares, Inc. ("Xenith Bankshares" or the "Company") is the bank holding company for Xenith Bank (the "Bank"), a Virginia-based institution headquartered in Richmond, Virginia. As of June 30, 2017, the Company, through the Bank, operated 41 full-service branches and two loan production offices. Xenith Bank is a commercial bank specifically targeting the banking needs of middle market and small business, local real estate developers and investors, and retail banking clients. The Bank offers marine finance floorplan and end-user loans through its Shore Premier Finance unit. Xenith Bank's regional area of operations spans from Baltimore, Maryland, to Raleigh and eastern North Carolina, complementing its significant presence in greater Washington, D.C., greater Richmond, Virginia, and greater Hampton Roads, Virginia.

Effective July 29, 2016, the Company (previously, Hampton Roads Bankshares, Inc.) completed its merger (the "Legacy Xenith Merger") with legacy Xenith Bankshares, Inc., a Virginia corporation ("Legacy Xenith"), pursuant to an Agreement and Plan of Reorganization (the "Legacy Xenith Merger Agreement"), dated as of February 10, 2016, by and between the Company and Legacy Xenith. At the effective time of the Legacy Xenith Merger, Legacy Xenith merged with and into the Company, with the Company surviving the Legacy Xenith Merger. Also at the effective time of the Legacy Xenith Merger, the Company changed its name from "Hampton Roads Bankshares, Inc." to "Xenith Bankshares, Inc." and changed its ticker symbol to "XBKS."

Pursuant to the Legacy Xenith Merger Agreement, holders of Legacy Xenith common stock, par value $1.00 per share, received 4.4 shares of common stock of the Company, par value $0.01 per share (the "common stock"), for each share of Legacy Xenith common stock held immediately prior to the effective time of the Legacy Xenith Merger, with cash paid in lieu of fractional shares. Each outstanding share of the common stock remained outstanding and was unaffected by the Legacy Xenith Merger.

Pursuant to the Legacy Xenith Merger Agreement and immediately following the completion of the Legacy Xenith Merger, legacy Xenith Bank, a Virginia banking corporation and wholly-owned subsidiary of Legacy Xenith, merged (the "Bank Merger") with and into the Bank, with the Bank surviving the Bank Merger. In connection with the Bank Merger, the Bank changed its name from "The Bank of Hampton Roads" to "Xenith Bank."

Unless otherwise stated herein or the context otherwise requires, references herein to "the Company" prior to the effective time of the Legacy Xenith Merger are to Hampton Roads Bankshares, Inc. and its wholly-owned subsidiaries, and references to "the Bank" are to The Bank of Hampton Roads. Unless otherwise stated herein or the context otherwise requires, references herein to "the Company" after the effective time of the Legacy Xenith Merger are to Xenith Bankshares, Inc. (f/k/a Hampton Roads Bankshares, Inc.) and its wholly-owned subsidiaries, and references to "the Bank" are to Xenith Bank (f/k/a The Bank of Hampton Roads). Information presented herein as of and for the three- and six-month periods ended June 30, 2016 does not include the operations of Legacy Xenith.

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

On December 7, 2016, the Company announced a reverse stock split of its outstanding shares of common stock at a ratio of 1-for-10 (the "Reverse Stock Split"), which had been previously approved by the Company's shareholders. The Reverse Stock Split became effective on December 13, 2016. No fractional shares were issued in the Reverse Stock Split, rather shareholders of fractional shares received a cash payment based on the closing price of the common stock as of the date of the Reverse Stock Split. The par value of each share of common stock remained unchanged at $0.01 per share and the number of authorized shares was not affected. References made to outstanding shares or per share amounts in the accompanying consolidated financial statements and disclosures have been retroactively adjusted to reflect the Reverse Stock Split, unless otherwise noted.

On May 22, 2017, the Company and Union Bankshares Corporation ("Union") jointly announced the execution of an Agreement and Plan of Reorganization (the "Union Merger Agreement"), dated May 19, 2017, pursuant to which, and subject to terms and conditions set forth therein, Xenith Bankshares will merge with and into Union (the "Union Merger"), with Union surviving in the Union Merger. Pursuant to the Union Merger Agreement at the effective time of the Union Merger, holders of Xenith Bankshares'

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock will receive the right to 0.9354 shares of Union common stock in exchange for each share of the common stock outstanding at the effective time of the Union Merger, with cash paid in lieu of fractional shares.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. The Company has one banking subsidiary, the Bank, which constitutes substantially all of the Company's assets and operations.

Certain comparative balances have been reclassified to reflect current presentation. Any reclassification had no effect on total assets, total shareholders' equity or net income. All dollar amounts included in the tables in these notes are in thousands, except per share data, unless otherwise stated.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Use of Estimates in the Preparation of Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make assumptions, judgments and estimates that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term are the determination of the allowance for loan losses, the valuation of other real estate owned and repossessed assets, the valuation of net deferred tax assets, the determination of fair value for financial instruments, and the determination of fair values of loans and other assets acquired and liabilities assumed in the Legacy Xenith Merger.

Recent Accounting Pronouncements

During the second quarter of 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 represents a comprehensive reform of many of the revenue recognition requirements in GAAP. ASU 2014-09 creates a new topic Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). ASC 606 will supersede the current revenue recognition requirements in ASC 605, Revenue Recognition, and will supersede or amend much of the industry-specific revenue recognition guidance found throughout the ASC. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASC 606 creates a five-step process for achieving that core principle: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when an entity has completed the performance obligations. ASC 606 also requires additional disclosures that allow users of the financial statements to understand the nature, timing and uncertainty of revenue and cash flows resulting from contracts with customers. The effective date of ASC 606 is for the year beginning January 1, 2018. The new revenue standard permits the use of retrospective or cumulative effect transition methods. A majority of the Company's contracts with customers (i.e., financial instruments) do not fall within the scope of ASC 606; therefore, the Company does not expect the adoption of this standard to have a material effect on the Company's consolidated financial statements.
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

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with ASU 2016-09, and beginning in 2017, the Company recognizes excess tax benefits and tax deficiencies as income tax benefit or expense, respectively, in the reporting period in which they occur. Prior to the adoption of this standard, the Company recognized excess tax benefits as capital surplus only when the amounts reduced taxes payable. The adoption of the standard resulted in a cumulative effect adjustment to accumulated deficit of $198 thousand, which represents the amount of excess tax benefits that had not been previously recognized due to the Company's net operating loss position.
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
In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which clarifies what constitutes a modification of a share-based payment award. ASU 2017-09 is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. The Company believes the adoption of this standard will not have a material effect on its consolidated financial statements.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Business Combination

The Company has accounted for the Legacy Xenith Merger under the acquisition method of accounting, in accordance with ASC Topic 805, Business Combinations, whereby the acquired assets and assumed liabilities are recorded by the Company at their estimated fair values as of the effective date of the Legacy Xenith Merger, which was July 29, 2016.

The Legacy Xenith Merger combined two banks with complementary capabilities and geographical focus, therefore providing the opportunity for the organization to leverage its existing infrastructure, including people, processes and systems, across a larger asset base.

In accordance with the framework established by ASC Topic 820, Fair Value Measurements and Disclosure, the Company used a fair value hierarchy to prioritize the information used to form assumptions and estimates in determining fair values. These fair value hierarchies are further discussed in "Note 14 - Fair Value Measurements" in these consolidated financial statements.

The following table presents the summary unaudited balance sheet of Legacy Xenith as of the date of the Legacy Xenith Merger inclusive of the estimated fair value adjustments and the allocation of consideration paid in the Legacy Xenith Merger to the acquired assets and assumed liabilities. The allocation resulted in goodwill of $26.9 million, which represents the growth opportunities and franchise value the Bank has in the markets it serves.

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
_______________________
(1) The issuance of shares of common stock in the Legacy Xenith Merger preceded the Reverse Stock Split and the number of shares of common stock is presented on a pre-Reverse Stock Split basis.
(2) The value of the shares of common stock exchanged for shares of Legacy Xenith common stock was based upon the closing price of common stock at July 28, 2016, the last trading day prior to the date of completion of the Legacy Xenith Merger.

The following table presents the purchased performing and purchased impaired loans receivable at the date of the Legacy Xenith Merger and the fair value adjustments recorded immediately following the Legacy Xenith Merger:

	Purchased Performing	Purchased Impaired	Total
Principal payments receivable	$830,613	$9,851	$840,464
Fair value adjustment - credit and interest	(9,318)	(3,159)	(12,477)
Fair value of acquired loans	$821,295	$6,692	$827,987

The following table presents, on a pro forma basis, the effect of the Legacy Xenith Merger for the six months ended June 30, 2016, as if the Legacy Xenith Merger had occurred at the beginning of 2016. Merger-related costs of $2.6 million incurred in the

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

six months ended June 30, 2016, which are included in the Company's consolidated statements of income, are not included in the pro forma information below. Merger-related costs incurred by Legacy Xenith prior to the completion of the Legacy Xenith Merger are not included in the Company's consolidated statements of income and are also not included in the pro forma information below. Net income includes pro forma adjustments for the accretion of estimated fair value adjustments (discounts) on acquired loans and amortization of core deposit intangibles. An effective income tax rate of 35% was used in determining pro forma net income.

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Revenue (net interest income plus noninterest income)	$27,406	$54,274
Net income from continuing operations	$4,987	$9,292
Earnings per common share (basic)	$0.22	$0.40
Earnings per common share (diluted)	$0.21	$0.40

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Discontinued Operations

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

As of December 31, 2016, there were no remaining loans to be funded and $9.9 million of loans were held for sale to investors related to GBMI, which are included in assets from discontinued operations in the Company's consolidated balance sheet as of December 31, 2016. As of the end of the first quarter of 2017, the operations of GBMI had been transitioned to the purchaser and there were no remaining loans held for sale and no assets remaining related to GBMI. Management believes, as of June 30, 2017, there are no significant on-going obligations with respect to the mortgage banking business that have not been recorded in the Company's consolidated financial statements. As of June 30, 2017, the Company had a liability of $682 thousand recorded as liabilities of discontinued operations on its consolidated balance sheets, which is a reserve for any future obligations.

The following table presents summarized operating results of the discontinued operations for the period stated:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net interest income	$9	$152	$4	$306
Provision for loan losses	—	(45)	(5)	(19)
Net interest income after provision for loan losses	9	197	9	325
Noninterest income	—	5,789	164	10,228
Noninterest expense:
Salaries and employee benefits	10	3,458	248	6,467
Professional and consultant fees	3	82	5	131
Occupancy	—	207	5	414
Data processing	—	122	40	226
Equipment	—	22	2	42
Advertising and marketing	—	211	6	431
Other	(24)	565	102	953
Total noninterest expense	(11)	4,667	408	8,664
Net income (loss) before provision for income taxes	20	1,319	(235)	1,889
(Benefit) provision for income taxes	(4)	20	(61)	35
Net income (loss)	24	1,299	(174)	1,854
Net income (loss) attributable to non-controlling interest	8	544	(115)	750
Net income (loss) attributable to Xenith Bankshares, Inc.	$16	$755	$(59)	$1,104

NOTE 4 - Cash Reserves

To comply with regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements for the periods closest to June 30, 2017 and December 31, 2016 were $57.0 million and $63.9 million, respectively. The Bank was in compliance with these requirements at June 30, 2017 and December 31, 2016.

NOTE 5 - Investment Securities

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale as of the dates stated:

	June 30, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Mortgage-backed securities
Agencies	$145,848	$774	$696	$145,926
Collateralized	61,569	87	781	60,875
Collateralized mortgage obligations	16,817	212	105	16,924
Asset-backed securities	6,686	—	74	6,612
Municipals
Tax-exempt	66,638	10	1,244	65,404
Taxable	18,007	—	310	17,697
Corporate bonds	978	—	—	978
Equity securities	969	1,078	—	2,047
Total securities available for sale	$317,512	$2,161	$3,210	$316,463

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Mortgage-backed securities
Agencies	$135,054	$793	$957	$134,890
Collateralized	63,837	61	1,145	62,753
Collateralized mortgage obligations	19,626	288	104	19,810
Asset-backed securities	14,866	—	108	14,758
Municipals
Tax-exempt	67,738	—	2,983	64,755
Taxable	18,105	1	430	17,676
Corporate bonds	983	1	—	984
Equity securities	969	848	—	1,817
Total securities available for sale	$321,178	$1,992	$5,727	$317,443

As of June 30, 2017 and December 31, 2016, the Company had available-for-sale securities with a fair value of $74.2 million and $83.0 million, respectively, pledged as collateral for public deposits, borrowings and other depositor requirements.

Unrealized Losses

The following tables present the fair values and gross unrealized losses aggregated by investment category and length of time and the number of individual securities that have been in a continuous unrealized loss position as of the dates stated:

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		June 30, 2017
		Less than 12 Months		12 Months or More		Total
	Number of		Unrealized		Unrealized		Unrealized
	Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Mortgage-backed securities
Agencies	29	$93,009	$691	$621	$5	$93,630	$696
Collateralized	16	39,987	781	—	—	39,987	781
Collateralized mortgage obligations	7	6,850	105	—	—	6,850	105
Asset-backed securities	2	—	—	6,611	74	6,611	74
Municipals
Tax-exempt	41	62,692	1,244	—	—	62,692	1,244
Taxable	10	17,697	310	—	—	17,697	310
Total securities available for sale	105	$220,235	$3,131	$7,232	$79	$227,467	$3,210

		December 31, 2016
		Less than 12 Months		12 Months or More		Total
	Number of		Unrealized		Unrealized		Unrealized
	Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Mortgage-backed securities
Agencies	33	$88,315	$945	$695	$12	$89,010	$957
Collateralized	19	42,272	1,145	—	—	42,272	1,145
Collateralized mortgage obligations	6	7,216	104	—	—	7,216	104
Asset-backed securities	6	5,443	64	9,315	44	14,758	108
Municipals
Tax-exempt	44	64,755	2,983	—	—	64,755	2,983
Taxable	9	17,149	430	—	—	17,149	430
Total securities available for sale	117	$225,150	$5,671	$10,010	$56	$235,160	$5,727

Management evaluates investment securities for other-than-temporary impairment ("OTTI") at least quarterly and more frequently when economic or market conditions warrant such an evaluation. In evaluating OTTI, management considers many factors, including: (1) the length of time and the extent to which fair value has been less than cost; (2) the financial condition and near-term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions; and (4) whether the Company has the intent to sell the security or it is more likely than not that it will be required to sell the security before its anticipated recovery. The assessment of whether an OTTI decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

In instances where an unrealized loss did occur, there was no indication of an adverse change in credit on any of the underlying securities noted in the tables above, and management believes no individual unrealized loss represented an OTTI as of those dates. The Company does not intend to sell, and it is not more likely than not that it will be required to sell, the investment securities before the recovery of their amortized cost basis, which may be at maturity.

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

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2017		December 31, 2016
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Municipals
Due in one year or less	$256	$255	$502	$502
Due after one year
but less than five years	14,886	14,583	11,300	11,072
Due after five years
but less than ten years	66,909	65,718	69,900	66,880
Due after ten years	2,594	2,545	4,141	3,977
Mortgage-backed securities
Agencies	145,848	145,926	135,054	134,890
Collateralized	61,569	60,875	63,837	62,753
Collateralized mortgage obligations	16,817	16,924	19,626	19,810
Corporate Bonds	978	978	983	984
Asset-backed securities	6,686	6,612	14,866	14,758
Equity securities	969	2,047	969	1,817
Total securities available for sale	$317,512	$316,463	$321,178	$317,443

Restricted Equity Securities

The Company's holds stock in the Federal Home Loan Bank ("FHLB") in the amount of $2.9 million and $10.1 million at June 30, 2017 and December 31, 2016, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, as it is required to be held in order to access FHLB advances (i.e., borrowings). The Company earns dividends from its investment in FHLB stock, and for the three months ended June 30, 2017 recorded an annualized dividend rate of 4.89%. The investment in FHLB stock is carried at cost as there is no active market or exchange for the stock other than the FHLB or member institutions.

The Company holds stock in the Federal Reserve Bank ("FRB") in the amount of $14.2 million and $14.0 million at June 30, 2017 and December 31, 2016, respectively. FRB stock is generally viewed as a long-term investment and as a restricted investment security, as it is required to be held to effect membership in the Federal Reserve. It is carried at cost as there is not an active market or exchange for the stock other than the FRB or member institutions.

The remaining restricted stock held by the Company, in the amount of $178 thousand at June 30, 2017 and December 31, 2016, is stock in other banks with which the Bank conducts or has the ability to conduct correspondent activity. These investments are also carried at cost as there is no readily available market for these securities.

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

The Company holds guaranteed student loans ("GSLs"), which were acquired in the Legacy Xenith Merger. These loans were originated under the Federal Family Education Loan Program ("FFELP"), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, the student loans are substantially guaranteed by a guaranty agency and reinsured by the U.S. Department of Education. The purchased loans were also part of the Federal Rehabilitated Loan Program ("FRLP"), under which borrowers on defaulted loans have the one-time opportunity to bring their loans current. These loans, which are then owned by an agency guarantor, are brought current and sold to approved lenders. The Company has an agreement with a third-party servicer of student loans to provide all day-to-day operational requirements for the servicing of the loans. The GSLs carry a nearly 98% guarantee of principal and accrued interest. In allocating the consideration paid in the Legacy Xenith Merger, the Company recorded a fair value adjustment for GSLs that reduced the carrying amount in the GSLs to approximate the guaranteed portion of the loans. In each of the three-month periods ended June 30, 2017 and March 31, 2017, the Company sold a portion of the GSLs. In both periods, the proceeds from the sales were $9.9 million, and the gain on the sales was $19 thousand, which is recorded in noninterest income on the Company's consolidated statements of income.

The following table presents the Company's composition of loans as of the dates stated:

	June 30, 2017	December 31, 2016
Commercial & Industrial	$753,456	$895,952
Construction	252,155	257,712
Commercial real estate	633,206	585,727
Residential real estate	395,703	405,291
Consumer	313,595	274,008
Guaranteed student loans	21,223	44,043
Deferred loan fees and related costs	1,256	1,323
Total loans	$2,370,594	$2,464,056

As of June 30, 2017 and December 31, 2016, the Company had $613.5 million and $625.0 million, respectively, of loans pledged to the FRB and the FHLB as collateral for borrowings.

Acquired Loans

Acquired loans are initially recorded at estimated fair value as of the date of acquisition; therefore, any related allowance for loan losses is not carried over or established at acquisition. The difference between contractually required amounts receivable and the acquisition date fair value of loans that are not deemed credit-impaired at acquisition is accreted (recognized) into income over the life of the loan either on a straight-line basis or based on the underlying principal payments on the loan. Any deterioration in credit quality subsequent to acquisition for loans with remaining discounts is reflected in the allowance for loan losses at such time the remaining purchase accounting adjustment (discount) for the acquired loans is inadequate to cover the allowance needs of these loans.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans acquired with evidence of credit deterioration since origination and for which it is probable at the date of acquisition that contractually required principal and interest payments will not be collected are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"). A portion of the loans acquired in the Legacy Xenith Merger were deemed to be purchased credit-impaired loans qualifying for accounting under ASC 310-30.

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

Allowance for Loan Losses

The following table presents the allowance for loan loss activity by loan type for the periods stated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$18,275	$21,175	$21,940	$23,157
Charge-offs:
Commercial & Industrial	2,227	819	4,930	1,076
Construction	—	323	55	635
Commercial real estate	1	123	805	663
Residential real estate	94	291	335	1,894
Consumer	—	22	664	41
Guaranteed student loans	—	—	—	—
Overdrafts	84	30	110	64
Total charge-offs	2,406	1,608	6,899	4,373
Recoveries:
Commercial & Industrial	167	2,571	262	2,660
Construction	446	476	695	744
Commercial real estate	238	108	464	330
Residential real estate	276	130	497	350
Consumer	10	6	38	16
Guaranteed student loans	—	—	—	—
Overdrafts	21	—	21	—
Total recoveries	1,158	3,291	1,977	4,100
Net charge-offs	1,248	(1,683)	4,922	273
Provision for loan losses	—	45	9	19
Balance at end of period	$17,027	$22,903	$17,027	$22,903

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has no allowance for loan losses on its GSL portfolio, as the carrying amount of the portfolio approximates the portion of the loans subject to federal guarantee.

The following tables present the allowance for loan lease losses, with the amount independently and collectively evaluated for impairment, and loan balances by loan type as of the dates stated:

	June 30, 2017
		Individually Evaluated	Collectively Evaluated
	Total Amount	for Impairment	for Impairment
Allowance for loan losses applicable to:
Purchased credit-impaired loans
Commercial & Industrial	$—	$—	$—
Construction	—	—	—
Commercial real estate	—	—	—
Residential real estate	9	9	—
Consumer	—	—	—
Total purchased credit-impaired loans	9	9	—
Originated and other purchased loans
Commercial & Industrial	2,177	308	1,869
Construction	1,219	132	1,087
Commercial real estate	2,365	74	2,291
Residential real estate	4,116	1,936	2,180
Consumer	1,657	7	1,650
Guaranteed student loans	—	—	—
Unallocated qualitative	5,484	—	5,484
Total originated and other purchased loans	17,018	2,457	14,561
Total allowance for loan losses	$17,027	$2,466	$14,561
Loan balances applicable to:
Purchased credit-impaired loans
Commercial & Industrial	$791	$791	$—
Construction	958	958	—
Commercial real estate	1,022	1,022	—
Residential real estate	2,147	2,147	—
Consumer	52	52	—
Total purchased credit-impaired loans	4,970	4,970	—
Originated and other purchased loans
Commercial & Industrial	752,665	16,989	735,676
Construction	251,197	6,940	244,257
Commercial real estate	632,184	6,521	625,663
Residential real estate	393,556	13,263	380,293
Consumer	313,543	808	312,735
Guaranteed student loans	21,223	—	21,223
Deferred loan fees and related costs	1,256	—	1,256
Total originated and other purchased loans	2,365,624	44,521	2,321,103
Total loans	$2,370,594	$49,491	$2,321,103

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

	June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	$791	$1,144	$—
Construction	958	1,412	—
Commercial real estate	1,022	1,438	—
Residential real estate	2,097	2,869	—
Consumer	52	88	—
Originated and other purchased loans
Commercial & Industrial	11,610	13,083	—
Construction	6,606	15,575	—
Commercial real estate	6,167	6,886	—
Residential real estate	6,632	7,125	—
Consumer	804	1,342	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	—	—	—
Construction	—	—	—
Commercial real estate	—	—	—
Residential real estate	50	68	9
Consumer	—	—	—
Originated and other purchased loans
Commercial & Industrial	5,379	5,569	308
Construction	334	334	132
Commercial real estate	354	354	74
Residential real estate	6,631	6,631	1,936
Consumer	4	4	7
Total loans individually evaluated for impairment	$49,491	$63,922	$2,466

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

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	$800	$—	$—	$—
Construction	965	—	—	—
Commercial real estate	1,036	—	—	—
Residential real estate	2,096	10	—	—
Consumer	53	1	—	—
Originated and other purchased loans
Commercial & Industrial	11,988	64	14,076	74
Construction	6,619	71	553	1
Commercial real estate	6,228	65	8,041	63
Residential real estate	7,248	15	4,382	1
Consumer	814	—	14	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	—	—	—	—
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	51	—	—	—
Consumer	—	—	—	—
Originated and other purchased loans
Commercial & Industrial	5,435	47	5,540	52
Construction	348	1	19,760	49
Commercial real estate	354	—	240	3
Residential real estate	6,675	32	6,682	44
Consumer	5	—	—	—
Total loans individually evaluated for impairment	$50,715	$306	$59,288	$287

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	$817	$—	$—	$—
Construction	973	—	—	—
Commercial real estate	1,048	—	—	—
Residential real estate	2,097	20	—	—
Consumer	54	1	—	—
Originated and other purchased loans
Commercial & Industrial	12,053	129	14,167	149
Construction	6,856	141	556	1
Commercial real estate	6,310	128	8,075	127
Residential real estate	7,291	31	4,411	3
Consumer	814	—	14	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	—	—	—	—
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	53	—	—	—
Consumer	—	—	—	—
Originated and other purchased loans
Commercial & Industrial	5,608	94	5,578	100
Construction	353	1	19,791	99
Commercial real estate	355	—	240	6
Residential real estate	6,678	62	6,703	86
Consumer	7	—	—	—
Total loans individually evaluated for impairment	$51,367	$607	$59,535	$571

The following table presents accretion of acquired loan discounts for the periods stated. The amount of accretion recognized in the periods is dependent on discounts recorded to reflect acquired loans at their estimated fair values as of the date of the Legacy Xenith Merger. The amount of accretion recognized within a period is based on many factors, including, among other factors, loan prepayments and curtailments; therefore, amounts recognized are subject to volatility.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$7,715	$—	$9,030	$—
Additions	—	—	—	—
Accretion (1)	(1,021)	—	(2,036)	—
Disposals (2)	(222)		(522)
Balance at end of period	$6,472	$—	$6,472	$—
_______________________
(1) Accretion amounts are reported in interest income.
(2) Disposals represent the reduction of purchase accounting adjustments (loan discounts) due to the resolution of acquired loans at amounts less than the contractually-owed receivable.

Of the $12.5 million fair value adjustment recorded as part of the Legacy Xenith Merger, $3.2 million was related to $9.9 million of purchased credit-impaired loans. The remaining carrying value and fair value adjustment on the purchased credit-impaired loans as of June 30, 2017 were $5.0 million and $2.0 million, respectively.

Management believes the Company's allowance for loan losses as of June 30, 2017 is adequate to absorb losses inherent in the portfolio. Although various data and information sources are used to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary, if conditions, circumstances or events are substantially different from the assumptions used in making the assessments. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates. In addition, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.

Impaired Loans

Total impaired loans were $49.5 million and $60.6 million at June 30, 2017 and December 31, 2016, respectively. Collateral dependent impaired loans were $39.5 million and $50.2 million at June 30, 2017 and December 31, 2016, respectively, and are measured at the estimated fair value of the underlying collateral less costs to sell. Impaired loans for which no allowance is provided totaled $36.7 million and $39.2 million at June 30, 2017 and December 31, 2016, respectively. Loans written down to their estimated fair value of collateral less costs to sell account for $8.1 million of the impaired loans for which no allowance has been provided as of June 30, 2017 and December 31, 2016.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and other real estate owned and repossessed assets. As of June 30, 2017, the Company had no loans other than GSLs that were past due greater than 90 days and accruing interest. The carrying value and accrued interest receivable of GSLs are substantially fully guaranteed by the federal government. Pursuant to the guarantee, the Company may make a claim for payment on the loan after a period of 270 days during which no payment has been made on the loan. Payments of principal and interest are guaranteed up to the date of payment under the guarantee.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents nonperforming assets as of the dates stated:

	June 30, 2017	December 31, 2016
Purchased credit-impaired loans:
Commercial & Industrial	$791	$897
Construction	958	992
Commercial real estate	1,022	1,090
Residential real estate	1,503	1,549
Consumer	35	39
Total purchased credit-impaired loans	4,309	4,567
Originated and other purchased loans:
Commercial & Industrial	6,413	11,805
Construction	1,901	2,830
Commercial real estate	1,463	3,686
Residential real estate	8,609	7,931
Consumer	808	1,551
Total originated and other purchased loans	19,194	27,803
Total nonaccrual loans	23,503	32,370
Other real estate owned	5,083	5,345
Total nonperforming assets	$28,586	$37,715

The following table presents a reconciliation of nonaccrual loans to impaired loans as of the dates stated:

	June 30, 2017	December 31, 2016
Nonaccrual loans	$23,503	$32,370
TDRs on accrual	25,327	27,603
Impaired loans on accrual	661	589
Total impaired loans	$49,491	$60,562

 The following table presents a rollforward of nonaccrual loans for the period stated:

	Commercial & Industrial	Construction	Commercial real estate	Residential real estate	Consumer	Total
Balance at December 31, 2016	$12,702	$3,822	$4,776	$9,480	$1,590	$32,370
Transfers in	4,166	267	355	4,184	210	9,182
Transfers to other real estate owned	—	(19)	—	(512)	—	(531)
Charge-offs	(5,012)	(56)	(720)	(333)	(778)	(6,899)
Payments	(3,860)	(1,155)	(1,429)	(1,119)	(179)	(7,742)
Return to accrual	(748)	—	(497)	(1,632)	—	(2,877)
Loan type reclassification	(44)	—	—	44	—	—
Balance at June 30, 2017	$7,204	$2,859	$2,485	$10,112	$843	$23,503

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Age Analysis of Past Due Loans

The following presents an age analysis of loans as of the dates stated:

	June 30, 2017
		30-89 days	90+ days	Total	Total
	Current	Past Due	Past Due	Past Due	Loans
Purchased credit-impaired loans:
Commercial & Industrial	$169	$—	$622	$622	$791
Construction	714	207	37	244	958
Commercial real estate	642	380	—	380	1,022
Residential real estate	1,518	—	629	629	2,147
Consumer	17	—	35	35	52
Total purchased credit-impaired loans	3,060	587	1,323	1,910	4,970
Originated and other purchased loans:
Commercial & Industrial	747,203	546	4,916	5,462	752,665
Construction	248,996	489	1,712	2,201	251,197
Commercial real estate	630,721	—	1,463	1,463	632,184
Residential real estate	385,800	1,312	6,444	7,756	393,556
Consumer	312,516	226	801	1,027	313,543
Guaranteed student loans	15,868	2,118	3,237	5,355	21,223
Deferred loan fees and related costs	1,256	—	—	—	1,256
Total originated and other purchased loans	2,342,360	4,691	18,573	23,264	2,365,624
Total loans	$2,345,420	$5,278	$19,896	$25,174	$2,370,594

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
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality

The following tables present information about the credit quality of the loan portfolio using the Company's internal rating system as an indicator as of the dates stated:

	June 30, 2017
		Special Mention
	Pass		Substandard	Total
Purchased credit-impaired loans:
Commercial & Industrial	$—	$—	$791	$791
Construction	—	—	958	958
Commercial real estate	—	—	1,022	1,022
Residential real estate	—	201	1,946	2,147
Consumer	—	—	52	52
Total purchased credit-impaired loans	—	201	4,769	4,970
Originated and other purchased loans:
Commercial & Industrial	732,221	13,454	6,990	752,665
Construction	242,204	6,759	2,234	251,197
Commercial real estate	622,736	3,123	6,325	632,184
Residential real estate	359,056	20,289	14,211	393,556
Consumer	309,058	3,438	1,047	313,543
Guaranteed student loans	21,223	—	—	21,223
Deferred loan fees and related costs	1,256	—	—	1,256
Total originated and other purchased loans	2,287,754	47,063	30,807	2,365,624
Total loans	$2,287,754	$47,264	$35,576	$2,370,594

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

Troubled Debt Restructuring ("TDRs")

Loans meeting the criteria to be classified as TDRs are included in impaired loans. The following table presents the number of and recorded investment in loans classified as TDRs by management as of the dates stated:

	June 30, 2017		December 31, 2016
		Recorded Investment		Recorded Investment
	Number of Contracts		Number of Contracts
Commercial & Industrial	11	$11,361	13	$13,067
Construction	5	5,104	5	5,225
Commercial real estate	6	5,058	7	5,498
Residential real estate	11	4,796	14	5,082
Consumer	—	—	—	—
Total	33	$26,319	39	$28,872

Of TDRs, amounts totaling $25.3 million were accruing and $992 thousand were nonaccruing at June 30, 2017, and $27.6 million were accruing and $1.3 million were nonaccruing at December 31, 2016. Loans classified as TDRs that are on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers whether such loans may return to accrual status. Loans classified as TDRs in nonaccrual status may be returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan in accordance with the modified terms. For the six months ended June 30, 2017, none of the nonaccrual TDRs were returned to accrual status.

The following table presents a rollforward of accruing and nonaccruing TDRs for the period stated:

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Accruing	Nonaccruing	Total
Balance at December 31, 2016	$27,603	$1,269	$28,872
Charge-offs	—	(7)	(7)
Payments	(2,276)	(270)	(2,546)
New TDR designation	—	—	—
Release TDR designation	—	—	—
Transfer	—	—	—
Balance at June 30, 2017	$25,327	$992	$26,319

The following table presents performing and nonperforming loans identified as TDRs, by loan type, as of the dates stated:

	June 30, 2017	December 31, 2016
Performing TDRs:
Commercial & Industrial	$10,576	$12,247
Construction	5,039	5,152
Commercial real estate	5,058	5,498
Residential real estate	4,654	4,706
Consumer	—	—
Total performing TDRs	25,327	27,603
Nonperforming TDRs:
Commercial & Industrial	785	820
Construction	65	73
Commercial real estate	—	—
Residential real estate	142	376
Consumer	—	—
Total nonperforming TDRs	992	1,269
Total TDRs	$26,319	$28,872

The allowance for loan losses allocated to TDRs was $440 thousand and $705 thousand at June 30, 2017 and December 31, 2016, respectively. TDR balances charged off were $7 thousand in the six months ended June 30, 2017.

There were no loans designated as TDRs by management during the three and six months ended June 30, 2017. During the three and six months ended June 30, 2016, there was one new TDR designated in the amount of $521 thousand. For the three and six months ended June 30, 2017 and 2016, the Company had no loans for which there was a payment default and subsequent movement to nonaccrual status that were modified as TDRs within the previous 12 months. The Company had no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs at June 30, 2017 and December 31, 2016.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Goodwill and Other Intangible Assets

Goodwill of $26.9 million and core deposit intangible of $4.0 million were recorded in the allocation of the purchase consideration in the Legacy Xenith Merger. The core deposit intangible is being amortized over approximately eight years on a straight-line basis.

The following table presents goodwill and other intangible assets as of the dates stated.

	June 30, 2017	December 31, 2016
Amortizable core deposit intangible:
Gross amount	$4,006	$4,006
Accumulated amortization	(482)	(219)
Net core deposit intangible	$3,524	$3,787
Goodwill	$26,931	$26,931

NOTE 8 - Other Real Estate Owned and Repossessed Assets

The following table presents a rollforward of other real estate owned and repossessed assets for the period stated:

Amount
Balance at December 31, 2016	$5,345
Transfers in (via foreclosure)	1,046
Sales	(1,197)
Loss on sales	(8)
Impairments	(103)
Balance at June 30, 2017	$5,083

As of June 30, 2017, there were $479 thousand of residential real estate properties included in the balance of other real estate owned and repossessed assets, and the Company held $239 thousand of residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

Other real estate owned and repossessed assets are presented net of a valuation allowance. The following table presents an analysis of the valuation allowance on these assets for the periods stated:

	June 30, 2017	June 30, 2016
Balance at beginning of year	$3,031	$9,875
Impairments	103	583
Charge-offs	(1,718)	(7,474)
Balance at end of period	$1,416	$2,984

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents amounts applicable to other real estate owned and repossessed assets included in the consolidated statements of income for the periods stated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Loss (gain) on sales	$14	$(907)	$8	$(1,156)
Impairments	27	511	103	583
Operating expenses	84	120	135	172
Total noninterest expense	$125	$(276)	$246	$(401)

NOTE 9 - Derivative Instruments

Derivatives are financial instruments whose value is based on one or more underlying assets. The Company, through GBMI, originated residential mortgage loans for sale into the secondary market on a best efforts basis. In connection with the underwriting process, the Company entered into commitments to lock-in the interest rate of the loan with the borrower prior to funding ("interest rate-lock commitments"). Generally, such interest rate-lock commitments were for periods less than 60 days. These interest rate-lock commitments are considered derivatives. The Company managed its exposure to changes in fair value associated with these interest rate-lock commitments by entering into simultaneous agreements to sell the residential loans to third-party investors shortly after their origination and funding. At June 30, 2017 and December 31, 2016, the Company had loans held for sale of $0 and $9.9 million, respectively, which were reported in assets from discontinued operations on the Company's consolidated balance sheet.

Under the contractual relationship in the best efforts method, the Company was obligated to sell the loans only if the loans closed. As a result of the terms of these contractual relationships, the Company was not exposed to changes in fair value nor would it realize gains or losses related to its interest rate-lock commitments due to subsequent changes in interest rates. At June 30, 2017 and December 31, 2016, the Company had interest rate-lock commitments to originate residential mortgage loans (unfunded par amount of loans) on a best efforts basis in the amounts of $0 and $1.4 million, respectively, which were reported as discontinued operations.

The Company has derivative financial instruments not designated as hedges and result from a service the Company provides to meet the needs of certain commercial customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Derivative contracts are executed between the Company and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap arrangement enabling the commercial loan customers to effectively exchange variable-rate interest payments under their existing obligations to the Company for fixed-rate interest payments. These derivatives do not meet hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in net income. For the six months ended June 30, 2017 and 2016, the Company recorded $861 thousand and $0 thousand, respectively, of income related to its back-to-back interest rate swap program, which were included in other noninterest income on the consolidated statements of income.

The Company has minimum collateral requirements with its financial institution counterparties for these back-to-back interest rate swaps that contain provisions, whereby if the Company fails to maintain its status as a well or an adequately capitalized institution, the Company could be required to terminate or fully collateralize the derivative contract. Additionally, if the Company defaults on any of its indebtedness, including default where repayment has not been accelerated by the lender, the Company could also be in default on its derivative obligations. As of June 30, 2017, the Bank had cash and securities in the amount of $3.0 million pledged as collateral under the agreements. If the Company is not in compliance with the terms of the derivative agreements, it could be required to settle its obligations under the agreements at termination value.

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

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about derivatives that are eligible for offset in the consolidated balance sheets as of the dates stated:

		Gross	Net Amounts	Gross Amounts
		Amounts	of Assets	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash and Security
	Recognized	Balance	Balance	Financial	Collateral	Net
	Assets	Sheets	Sheets	Instruments	Received	Amount
Derivative assets:
June 30, 2017
Interest rate swap agreements	$1,875	$—	$1,875	$104	$—	$1,771
December 31, 2016
Interest rate swap agreements	1,223	—	1,223	53	—	1,170

		Gross	Net Amounts	Gross Amounts
		Amounts	of Liabilities	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash and Security
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheets	Sheets	Instruments	Requirement	Amount
Derivative liabilities:
June 30, 2017
Interest rate swap agreements	$1,806	$—	$1,806	$104	$875	$827
December 31, 2016
Interest rate swap agreements	1,226	—	1,226	53	341	832

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Income Taxes

The provision for income taxes is based upon the results of operations, adjusted for the effect of certain tax-exempt income and non-deductible expenses. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes resulting in temporary differences. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit on the Company's consolidated statement of operations. As of June 30, 2017, the Company had a net deferred tax asset of $151.6 million recorded on its consolidated balance sheets, which is net of a valuation allowance of $780 thousand.

The following table presents the federal statutory tax rate reconciled to the Company's effective tax rate from continuing operations for the period stated:

	Six Months Ended June 30, 2017
	Tax	Rate
Effective tax rate from continuing operations:
Income tax at statutory rate	$6,137	35.00%
Tax-exempt income	(500)	(2.85)%
Nondeductible expenses	8	0.05%
Other	(100)	(0.58)%
Income tax provision from continuing operations	$5,545	31.62%

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

The positive evidence in the third quarter of 2016 included the fact that the Company had been in a positive cumulative pre-tax income position for the previous three years and the Company expected to generate taxable income in future years sufficient to absorb substantially all of its net deferred tax assets. A significant component of the Company's deferred tax asset, as of September 30, 2016, related to federal net operating losses ("NOLs") of approximately $300.0 million, which under current law can be carried forward 20 years.

Management's estimate of future taxable income is based on internal projections, which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which, while inherently subject to judgment, management believes to be reasonable. At December 31, 2015, management concluded that the Company did not have sufficient future income to absorb all NOLs and only a portion of the deferred tax asset related to NOLs would be realized, thus releasing

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

only a portion of the valuation allowance. In the third quarter of 2016, as a result of the Legacy Xenith Merger, management believed the Company had sufficient future income to absorb substantially all of the deferred tax assets, including assets relating to NOLs, and substantially all of the remaining valuation allowance was released. The remaining valuation allowance relates to the deferred tax asset resulting from NOLs in the Commonwealth of Virginia, where Xenith Bankshares, Inc. (the parent company) files a standalone tax return. The parent company is not expected to generate taxable income in future periods; therefore, management has concluded that it is not more likely than not that the deferred tax assets of $780 thousand related to these NOLs will be utilized.

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

NOTE 11 - Borrowings

The Bank has secured borrowing facilities with the FHLB and the FRB. As of June 30, 2017, total credit availability under the FHLB facility was $800.4 million and a pledged lendable collateral value of $300.1 million. Under this facility, as of June 30, 2017, there were no borrowings outstanding. Credit availability under the FRB facility as of June 30, 2017 was $138.6 million, which is also based on pledged collateral. As of June 30, 2017, the Bank had no borrowings under the FRB facility.

Short-term borrowing sources also include lines of credit with eight banks to borrow federal funds up to $153.0 million on an unsecured basis. The lines are uncommitted and can be canceled by the lender at any time. Two of the lines expire within one year; the remaining lines have no stated expiration. At June 30, 2017, no amounts were outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing Federal Funds Rate.

The Company has four placements of trust preferred securities. In all four trusts, the trust issuer has invested the total proceeds from the sale of the trust preferred securities in junior subordinated deferrable interest debentures issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, which resets quarterly. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company's obligation under the guarantee is unsecured and subordinate to other senior and subordinated indebtedness. The trust preferred securities are redeemable only at the Company's discretion, subject to regulatory approval. The aggregate carrying value of these debentures as of June 30, 2017 was $30.5 million, The difference between the par amounts and the carrying amounts of the debentures, which is due to purchase accounting adjustments recorded at the acquisition of Gateway Financial Holdings, Inc. in 2008, is being amortized using the interest method as an adjustment to interest expense. Effective interest rates for the trust preferred securities for the three and six month period ended June 30, 2017 were between 7.33% and 7.98% and 7.20% and 7.91%, respectively.

On June 26, 2015, Legacy Xenith issued and sold $8.5 million in aggregate principal amount of its 6.75% subordinated notes due 2025 (the "Subordinated Notes"). The Subordinated Notes, which the Company assumed in the Legacy Xenith Merger, bear interest at an annual rate of 6.75%, which is payable quarterly in arrears on March 31, June 30, September 30 and December 31. The Subordinated Notes qualify as Tier 2 capital for the Company. As of June 30, 2017, the carrying value of the Subordinated Notes, including the remaining fair value adjustment recorded at the Legacy Xenith Merger, was $8.6 million. For the three- and six-month periods ended June 30, 2017, the effective interest rate, including the amortization of the purchase accounting adjustment, on the Subordinated Notes was 6.40%. As of June 30, 2017, the Company and the Bank, as applicable, were in compliance with all covenants of the Subordinated Notes.

NOTE 12 - Earnings Per Share

The following tables present weighted average basic and diluted shares outstanding and basic and diluted earnings per share for the periods stated. Earnings per share is presented for continuing operations, discontinued operations and total net income attributable to the Company. All stock options were included in the diluted earnings per share calculations for the three and six months ended June 30, 2017. There were 309,475 and 313,644 stock options not included in the diluted earnings per share calculations for the three and six months ended June 30, 2016, respectively, because their inclusion would have been antidilutive.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Weighted average shares outstanding, basic	23,188,466	17,180,936	23,172,014	17,185,559
Dilutive effect of warrants	78,042	45,595	69,832	45,448
Dilutive effect of equity awards	226,290	46,893	209,455	42,926
Dilutive shares	304,332	92,488	279,287	88,374
Weighted average shares outstanding, diluted	23,492,798	17,273,424	23,451,301	17,273,933

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net Income:
Net income from continuing operations	$6,252	$1,868	$11,990	$2,901
Net income (loss) from discontinued operations	16	755	(59)	1,104
Net income attributable to Xenith Bankshares	$6,268	$2,623	$11,931	$4,005

Basic earnings per share:
Earnings per share from continuing operations	$0.27	$0.11	$0.52	$0.17
Earnings per share from discontinued operations	$—	$0.04	$—	$0.06
Earnings per share attributable to Xenith Bankshares	$0.27	$0.15	$0.51	$0.23

Diluted earnings per share:
Earnings per share from continuing operations	$0.27	$0.11	$0.51	$0.17
Earnings per share from discontinued operations	$—	$0.04	$—	$0.06
Earnings per share attributable to Xenith Bankshares	$0.27	$0.15	$0.51	$0.23

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
In the normal course of business, the Company has commitments under credit agreements to lend to customers as long as there is no material violation of any condition established in the agreements. These commitments generally have fixed expiration dates or other termination clauses and may require payments of fees. Because many of the commitments may expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.
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
These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the dates stated:

	June 30, 2017	December 31, 2016
Commercial lines of credit	$446,867	$372,083
Construction	131,769	113,364
Commercial real estate	33,498	44,790
Residential real estate	88,762	93,981
Consumer	10,119	11,108
Letters of credit	18,652	20,476
Total commitments	$729,667	$655,802

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

	June 30, 2017	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Investment securities available for sale
Mortgage-backed securities
Agencies	$145,926	$—	$145,926	$—
Collateralized	60,875	—	60,875	—
Collateralized mortgage obligations	16,924	—	16,924	—
Asset-backed securities	6,612	—	6,612	—
Municipals
Tax-exempt	65,404	—	65,404	—
Taxable	17,697	—	17,697	—
Corporate bonds	978	—	978	—
Equity securities	2,047	1,948	—	99
Total securities available for sale	316,463	1,948	314,416	99
Derivative loan commitments	—	—	—	—
Interest rate swaps	1,875	—	1,875	—
Investments in rabbi trust	1,807	1,807	—	—
Total assets	$320,145	$3,755	$316,291	$99

Liabilities
Interest rate swaps	$1,806	$—	$1,806	$—
Total liabilities	$1,806	$—	$1,806	$—

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Investment securities available for sale
Mortgage-backed securities
Agencies	$134,890	$—	$134,890	$—
Collateralized	62,753	—	62,753	—
Collateralized mortgage obligations	19,810	—	19,810	—
Asset-backed securities	14,758	—	14,758	—
Municipals
Tax-exempt	64,755	—	64,755	—
Taxable	17,676	—	17,676	—
Corporate bonds	984	—	984	—
Equity securities	1,817	1,718	—	99
Total securities available for sale	317,443	1,718	315,626	99
Derivative loan commitments	126	—	—	126
Interest rate swaps	1,223	—	1,223	—
Investments in rabbi trust	1,804	1,804	—	—
Total assets	$320,596	$3,522	$316,849	$225

Liabilities
Interest rate swaps	$1,226	$—	$1,226	$—
Total liabilities	$1,226	$—	$1,226	$—

The following table presents a rollforward of recurring fair value measurements categorized within Level 3 of the fair value hierarchy for the periods stated:

	Activity in Level 3		Activity in Level 3
	Fair Value Measurements		Fair Value Measurements
	Six Months Ended June 30, 2017		Year Ended December 31, 2016
	Investment Securities Available for Sale	Derivative Loan Commitments	Investment Securities Available for Sale	Derivative Loan Commitments

Beginning of period balance	$99	$126	$99	$1,020
Unrealized gains included in:
Earnings	—	—	—	—
Other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Reclassification from level 3 to level 1	—	—	—	—
Issuances	—	—	—	470
Settlements	—	(126)	—	(1,364)
End of period balance	$99	$—	$99	$126

The Company's policy is to recognize transfers between levels of the fair value hierarchy on the date of the event or change in circumstances that caused the transfer.

The following describes the valuation techniques used to estimate fair value for assets and liabilities that are measured on a recurring basis.

Investment Securities Available for Sale: Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly-liquid government bonds, mortgage products and

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models or quoted prices of securities with similar characteristics. Level 2 securities would include U.S. agency securities, mortgage-backed securities, obligations of states and political subdivisions, and certain corporate, asset-backed and other securities valued using third-party quoted prices in markets that are not active. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.

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

The following tables present the fair value of assets measured and recognized at fair value on a nonrecurring basis in the consolidated balance sheets as of the dates stated:

	Assets Measured at Fair Value	Fair Value Measurements at
		June 30, 2017 Using
		Level 1	Level 2	Level 3
Impaired loans	$42,932	$—	$—	$42,932
Other real estate owned and repossessed assets	5,083	—	—	5,083

	Assets Measured at Fair Value	Fair Value Measurements at
		December 31, 2016 Using
		Level 1	Level 2	Level 3
Impaired loans	$49,378	$—	$—	$49,378
Other real estate owned and repossessed assets	5,345	—	—	5,345

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

Significant Unobservable Inputs

The following table presents the significant unobservable inputs used to value the Company's significant Level 3 assets as of the date stated. These factors represent the significant unobservable inputs that were used in measurement of fair value.

		Significant Unobservable	Significant Unobservable
	Fair Value at	Inputs by	Inputs as of
	June 30, 2017	Valuation Technique	June 30, 2017
Impaired loans	42,932	Appraised value	9%
		Average discounts to reflect current
		market conditions, estimated ultimate
		collectability, and estimated costs to sell
Other real estate owned	5,083	Appraised value	10%
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

Borrowings: The fair value of short-term FHLB borrowings approximates the carrying amount. Other borrowings include the Subordinated Notes and the junior subordinated debentures. The fair value of the Subordinated Notes approximates the carrying value. The fair value of the junior subordinated debentures approximates the par value of such borrowings.

Commitments to Extend Credit and Standby Letters of Credit: The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at June 30, 2017 and December 31, 2016, and, as such, the related fair values have not been estimated.

The following tables present the carrying amounts and fair values of those financial instruments that were not recorded at fair value of have carrying amounts that approximate fair value as of the dates stated:

	June 30, 2017
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
Financial Assets:
Loans, net (1)	$2,353,567	$2,362,584	$—	$—	$2,362,584
Financial Liabilities:
Deposits	2,639,189	2,637,483	—	2,637,483	—
FHLB borrowings	—	—	—	—	—
Other borrowings	39,066	65,305	—	65,305	—

	December 31, 2016
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
Financial Assets:
Loans, net (1)	$2,442,116	$2,448,581	$—	$—	$2,448,581
Financial Liabilities:
Deposits	2,571,970	2,573,070	—	2,573,070	—
FHLB borrowings	172,000	172,000	—	172,000	—
Other borrowings	38,813	65,303	—	65,303	—
(1) The carrying amount and fair value include impaired loans, and the carrying amount is net of the allowance for loan losses.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Subsequent Events

Management has evaluated subsequent events through August 10, 2017, which is the date of the consolidated financial statements were available to be issued. There were no subsequent events that required adjustment to or disclosure in the consolidated financial statements.

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

•
On May 22, 2017, we announced a proposed merger with Union Bankshares Corporation ("Union") ("Union Merger"), which is further discussed below. Before the Union Merger may be completed, Union and the Company must obtain approvals, waivers and/or consents from a number of regulatory agencies, as well as the approval of the shareholders of both companies. These approvals, waivers and/or consents may take longer than anticipated, may impose conditions on the completion of the Union Merger, or may not be received; any of which could have an adverse effect on our operations and/or stock price;

•	The Union Merger may distract management from their other responsibilities, which could have an adverse effect on our operations;

•	The significant portion of our loan portfolio is in commercial real estate, residential real estate and construction loans, which may expose us to greater risk of loss;

•	We have had large numbers of problem loans. Although problem loans have declined significantly, there is no assurance that they will continue to do so;

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

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

•
We may not be able to realize our deferred income tax assets, requiring us to record a valuation allowance against our deferred tax assets. Additionally, a reduction in corporate income tax rates would require us to reduce our deferred tax assets. Both of these events could adversely affect the market price of our common stock;

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

•	Banking regulators have broad enforcement power, and regulations are meant to protect depositors and not investors;

•	The fiscal, monetary and regulatory policies of the federal government and its agencies could have a material adverse effect on our results of operations;

•	Government legislation and regulation may adversely affect our business, financial condition and results of operations;

•	The soundness of other financial institutions could adversely affect us; and

•	The obligations from our mortgage banking operations could be more costly than anticipated and could adversely impact our results of operations.
Our forward-looking statements could be incorrect in light of these risks, uncertainties and assumptions. The future events, developments or results described in this Form 10-Q could turn out to be materially different. Except as required by applicable law or regulations, we do not undertake, and specifically disclaim any obligation, to update or revise any forward-looking statement.
Overview
Xenith Bankshares, Inc. ("Xenith Bankshares," the "Company," "we," "us" or "our") is the bank holding company for Xenith Bank ("Xenith Bank" or the "Bank"), a commercial bank targeting the banking needs of middle market and small businesses, local real estate developers and investors, and retail banking clients ("target customers"). The Bank's regional area of operations spans from Baltimore, Maryland, to Raleigh and eastern North Carolina, complementing our significant presence in greater Washington, D.C., greater Richmond, Virginia, and greater Hampton Roads, Virginia, which we refer to as our target markets. The Bank conducts its principal banking activities through 41 full-service branches and two loan production offices across these areas with its headquarters centrally located in Richmond, Virginia.
As of June 30, 2017, we had total assets of $3.2 billion, loans, net of our allowance for loan losses, of $2.4 billion, total deposits of $2.6 billion, and shareholders' equity of $478.8 million.
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
Our largest investor shareholders are Anchorage Capital Group, L.L.C. ("Anchorage"), CapGen Capital Group VI LP ("CapGen"), The Carlyle Group, L.P. ("Carlyle") and BCP Fund I Virginia Holdings, LLC (collectively with BankCap Partners Fund I, L.P., BankCap Partners GP, L.P. and BankCap Equity Fund, LLC, "BankCap Partners"). Anchorage, CapGen, Carlyle and BankCap Partners owned 18.3%, 22.1%, 18.3% and 6.9%, respectively, of the outstanding shares of our common stock as of June 30, 2017.

Proposed Merger with Union
On May 22, 2017, the Company and Union jointly announced the execution of an Agreement and Plan of Reorganization (the "Union Merger Agreement"), dated as of May 19, 2017, pursuant to which, and subject to terms and conditions set forth therein, Xenith Bankshares will merger into Union, with Union surviving the Union Merger. Pursuant to the Union Merger Agreement, at

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

the effective time of the Union Merger holders of our common stock will receive the right to 0.9354 shares of Union common stock in exchange for each share of our common stock outstanding at the effective time of the Union Merger, with cash paid in lieu of fractional shares. The Union Merger requires, at a minimum, the approval of the Board of Governors of the Federal Reserve System ("Federal Reserve"), the Bureau of Financial Institutions division of the Virginia State Corporation Commission and the shareholders of each company. It is anticipated that the closing of the Union Merger will occur in the first quarter of 2018.
Merger with Legacy Xenith
Effective July 29, 2016, we completed a merger (the "Legacy Xenith Merger") with legacy Xenith Bankshares, Inc. ("Legacy Xenith") pursuant to an Agreement and Plan of Reorganization (the "Legacy Xenith Merger Agreement"), dated as of February 10, 2016, by and between us and Legacy Xenith. At the effective time of the Legacy Xenith Merger, Legacy Xenith merged with and into us. Also at the effective time of the Legacy Xenith Merger, we changed our name from "Hampton Roads Bankshares, Inc." to "Xenith Bankshares, Inc." and changed our ticker symbol to "XBKS."
Pursuant to the Legacy Xenith Merger Agreement, holders of Legacy Xenith common stock, par value $1.00 per share, received 4.4 shares of our common stock for each share of Legacy Xenith common stock held immediately prior to the effective time of the Legacy Xenith Merger, with cash paid in lieu of fractional shares. Each outstanding share of our common stock remained outstanding and was unaffected by the Legacy Xenith Merger.
Pursuant to the Legacy Xenith Merger Agreement and immediately following the completion of the Legacy Xenith Merger, legacy Xenith Bank, a Virginia banking corporation and wholly-owned subsidiary of Legacy Xenith, merged (the "Bank Merger") with and into the Bank, with the Bank surviving the Bank Merger. In connection with the Bank Merger, the Bank changed its name from "The Bank of Hampton Roads" to "Xenith Bank."
Information contained herein as of periods prior to the effective date of the Legacy Xenith Merger (July 29, 2016) does not include the balances of Legacy Xenith. All dollar amounts included in the tables throughout are in thousands, except per share data, unless otherwise stated.
Disposition of Mortgage Banking Business
Through Gateway Bank Mortgage, Inc., a wholly-owned subsidiary of the Bank ("GBMI"), the Bank provided mortgage banking services, including the origination and processing of mortgage loans for sale into the secondary market. On September 16, 2016, we announced our decision to cease operations of our mortgage banking business. In connection with this decision, the Bank entered into a definitive asset purchase agreement to sell certain assets of GBMI, and to transition GBMI's operations, which included originating, closing, funding and selling first lien residential mortgage loans, to an unrelated party (the "GBMI Sale"). The completion of the GBMI Sale occurred on October 17, 2016. In connection with the GBMI Sale, GBMI ceased taking new mortgage loan applications, and all applications with prospective borrowers that were in process as of the completion of the GBMI Sale were managed by GBMI through funding and sale to investors in the ordinary course of business. As of June 30, 2017, there were no loans held for sale to investors, and we believe there are no significant on-going obligations with respect to the mortgage banking business that have not been recorded in our financial statements. For purposes of this Form 10-Q, the operations of GBMI have been reported as discontinued operations for all periods presented.
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
Certain Performance Measures
The primary source of our revenue is net interest, which represents the difference between interest and fees earned on interest-bearing assets and interest expense on interest-bearing liabilities. Our primary interest-earning assets are loans and investment securities, and our interest-bearing liabilities include deposits and borrowings. Noninterest income is derived primarily from service charges on deposit accounts and other banking services, gains or losses on the sale of investment securities, and earnings on bank-owned life insurance. Other significant factors that affect our net income are the provision for loan losses and noninterest expenses. Our largest noninterest expenses are salaries and related employee benefits.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table presents selected financial performance measures for the periods stated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net interest margin (1)	3.52%	3.29%	3.51%	3.29%
Return on average assets ("ROAA") (2)	0.79%	0.51%	0.75%	0.39%
Return on average common equity ("ROAE") (3)	5.28%	3.56%	5.09%	2.73%
Average common equity to average assets (4)	15.01%	14.43%	14.73%	14.47%
Efficiency ratio (5)	68%	82%	69%	85%
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

The direct lending activities in which we engage carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve and general economic conditions, nationally and in our target markets, have a significant impact on our results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations to us in full, or in a timely manner, resulting in decreased earnings or losses to us. We make fixed rate loans, whereby general increases in interest rates will tend to reduce our net interest income as the interest rates we must pay for deposits may increase while interest income may be unchanged. Economic conditions may also adversely affect the value of property pledged as security for loans and the ability to liquidate that property to satisfy a loan, if necessary.
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
Industry Conditions
The national unemployment rate, seasonally adjusted and as published by the Bureau of Labor Statistics, for June 2017 was reported at 4.4%, a decline from 4.9% in June 2016. In the Fifth District of the Federal Reserve Bank (the "Fifth District"), which includes substantially all of our target markets, the May 2017 unemployment rate was 4.2%, down from 4.7% at May 2016. More specifically, the unemployment rate in Virginia in June 2017 was 3.7%, based on data published by the Fifth District. Additionally, as published by the Fifth District, in the three months ended June 30, 2017, most industry sectors in the Fifth District expanded.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Federal Open Market Committee (the "FOMC") stated in a July 26, 2017 release that the labor market had continued to strengthen and that economic activity has been rising moderately so far this year. The FOMC indicated that job gains have been solid and household spending and business fixed investment have continued to expand. The FOMC said that inflation measured on a 12-month basis has been running below the 2% longer-run objective.
The FOMC maintained its view of a 1% to 1-1/4% target range for the Federal Funds Rate. Further, the FOMC stated that it is closely monitoring actual and expected inflation developments relative to its symmetric inflation goal. The FOMC also stated that it expects that economic conditions will evolve in a manner that will warrant gradual increases in the Federal Funds Rate.
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
OUTLOOK
In spite of industry and market conditions, we believe we are well positioned to effectively compete in our target markets due to: (1) our team of skilled bankers; (2) our advantageous market locations in our target markets; (3) our variety of banking services and products; and (4) our experienced management team. We focus on developing long-term relationships with our target customers through a team of bankers with significant experience in our target markets.
Upon the completion of the Union Merger, the combined company, on a pro forma basis, will have nearly $12 billion in assets and over $8 million in deposits (based on financial data as of March 31, 2017). The combined bank will have a retail footprint spanning the Commonwealth of Virginia, with presence in eastern Maryland and northeastern North Carolina. We believe the combined company will have an attractive diversified customer base and will have broad product and service offerings. These factors, along with scale, should position the combined company to compete effectively in its target markets.
For further discussion of the material trends and uncertainties that may affect our results and financial condition, refer to the risk factors discussed Part I, Item IA - Risk Factors in our 2016 Form 10-K.
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
We consider a policy critical if (1) the accounting estimate requires assumptions about matters that are highly uncertain at the time of the accounting estimate, and (2) different estimates that could reasonably have been used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on our financial statements. Using these criteria, we believe that our most critical accounting policy relates to the allowance for loan losses, including our measurement of probable cash flows with respect to purchased credit-impaired loans accounted for under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality ("ASC 310-30"), which reflects our estimate of losses in the event of borrower default. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, adjustments to our estimates would be made and additional provisions for loan losses could be required, which could have a material adverse impact on our results of operations and financial condition. Further discussion of the estimates used in determining the allowance for loan losses is discussed in "-Financial Condition - Allowance for Loan Losses" below and in measuring impairment for purchased credit-impaired loans is discussed in "-Financial Condition - Allowance for Loan Losses - Acquired Loans" below.
Our critical accounting policies are discussed in detail in Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Critical Accounting Policies" and Part II, Item 8 - Financial Statements and Supplementary Data under the caption "Note 1 - Summary of Significant Accounting Policies" in the notes to the consolidated financial statements, each in our 2016 Form 10-K. Since December 31, 2016, there have been no changes in these policies that have had or could reasonably be expected to have a material effect on our results of operations or financial condition.
OVERVIEW OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our financial performance as of June 30, 2017 and for the three and six months then ended should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-Q.

•
Total assets decreased $90.7 million, or 2.78%, from December 31, 2016 to June 30, 2017, primarily attributable to a $93.5 million decline in gross loans and a $10.6 million reduction in the assets of discontinued operations, partially offset by higher cash balances.

•
Gross loans declined $93.5 million, or 3.79%, from December 31, 2016 to June 30, 2017, primarily due to reductions in loans associated with mortgage warehouse participations of $65.3 million, the sale of $19.8 million of our guaranteed student loan portfolio, pay-offs of certain construction loans, and the normal amortization of residential real estate loans, partially offset by growth of $45.2 million in our marine loan portfolio.

•	Allowance for loan losses decreased $4.9 million to $17.0 million at June 30, 2017 from December 31, 2016, primarily due to charge-offs of specific reserves on several problem loans.

•	Deposits increased $67.2 million, or 2.61%, from December 31, 2016 to June 30, 2017, primarily due to core deposit growth.

•
Net interest income was $24.7 million and $49.6 million for the three and six months ended June 30, 2017, respectively, compared to $15.0 million and $29.7 million for the three and six months ended June 30, 2016, respectively, primarily attributable to higher average interest-earning assets of $2.83 billion and $2.87 billion in the three and six month periods of 2017, respectively, compared to average interest-earning assets of $1.85 billion and $1.83 billion in the respective 2016 periods. The increase in net interest income and average interest-earning assets due to the Legacy Xenith Merger is reflected only in the 2017 periods.

•
Net interest margin was 3.52% and 3.51% for the three and six months ended June 30, 2017, respectively, and 3.29% for both the three and six months ended June 30, 2016. Net interest margin in the 2017 period includes accretion of acquired loan discounts further discussed below.

•
Noninterest income for the three and six months ended June 30, 2017 was $3.8 million and $7.0 million, respectively, compared to $2.6 million and $5.1 million, respectively, for the same periods in 2016. Noninterest income in 2017 periods included higher income from our back-to-back interest rate swap program, higher Visa check card income, and higher earnings from bank-owned life insurance.

•
Noninterest expense for the three and six months ended June 30, 2017 was $19.4 million and $39.0 million, respectively, compared to $14.3 million and $29.9 million, respectively, for the same periods in 2016. Amounts in the three- and six-month periods of 2017 included merger-related costs of $1.7 million and $2.0 million, respectively, while noninterest expense in the same 2016 periods included $1.1 million and $2.6 million, respectively, of merger-related costs. Merger-related costs in the 2017 periods were primarily in connection with the Union Merger, while merger-related costs in the 2016 periods were in connection with the merger with Legacy Xenith.

•
Income before income taxes from continuing operations for the three and six months ended June 30, 2017 was $9.1 million and $17.5 million, respectively, while income before income taxes from continuing operations for the same periods in 2016 was $3.2 million and $4.9 million, respectively.

•
Provision for income taxes from continuing operations was $2.8 and $5.5 million for the three and six months ended June 30, 2017, respectively, compared to $1.3 million and $2.0 million, respectively, for the same periods in 2016. Higher income taxes in the 2017 periods was due to higher income before income taxes.

•
At June 30, 2017, our ratio of nonperforming assets to total assets was 0.90% compared to 1.15% as of December 31, 2016; our ratio of nonperforming loans to gross loans was 0.99% compared to 1.31% as of December 31, 2016, and the ratio of our allowance for loan losses to nonaccrual loans was 72.5% compared to 67.8% as of December 31, 2016. Other real estate owned and repossessed assets was $5.1 million at June 30, 2017, a reduction of $262 thousand from December 31, 2016.

•	Regulatory capital ratios of the Company and the Bank were considered "well capitalized" under the risk-based capital standards as of June 30, 2017.
ANALYSIS OF RESULTS OF OPERATIONS
The following table presents our net income and earnings per share information for the periods stated:

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income:
Net income from continuing operations	$6,252	$1,868	$11,990	$2,901
Net (loss) income from discontinued operations	16	755	(59)	1,104
Net income attributable to Xenith Bankshares	$6,268	$2,623	$11,931	$4,005

Basic earnings per share:
Earnings per share from continuing operations	$0.27	$0.11	$0.52	$0.17
Earnings per share from discontinued operations	$—	$0.04	$—	$0.06
Earnings per share attributable to Xenith Bankshares	$0.27	$0.15	$0.51	$0.23

Diluted earnings per share:
Earnings per share from continuing operations	$0.27	$0.11	$0.51	$0.17
Earnings per share from discontinued operations	$—	$0.04	$—	$0.06
Earnings per share attributable to Xenith Bankshares	$0.27	$0.15	$0.51	$0.23

Net Interest Income and Net Interest Margin
For the three and six months ended June 30, 2017, our net interest income was $24.7 million and $49.6 million, respectively, compared to $15.0 million and $29.7 million for the three and six months ended June 30, 2016, respectively. As presented in the table below, net interest margin increased by 23 basis points to 3.52% for the three months ended June 30, 2017 from 3.29% for the three months ended June 30, 2016.
Interest income was $29.6 million for the three months ended June 30, 2017 compared to $18.1 million for the same period of 2016. Interest income in the 2017 period was based on average interest-earning assets of $2.83 billion, while interest income in the 2016 period was on average interest-earning assets of $1.85 billion. Asset yields, on a tax-equivalent basis, were 4.21% in the three months ended June 30, 2017 compared to asset yields of 3.97% in the three months ended June 30, 2016. Our asset yields in the 2017 period reflected higher yields on and average balances of loans, as well as the effect of accretion of loan discounts, which is further discussed below.
Interest expense was $4.9 million for the three months ended June 30, 2017 compared to $3.1 million for the same period of 2016. Average interest-bearing liabilities for the three months ended June 30, 2017 were $2.16 billion compared to $1.44 billion for the three months ended June 30, 2016. Costs of interest-bearing liabilities were 0.90% for the three months ended June 30, 2017 compared to 0.87% for the same period of 2016. Higher costs of interest-bearing liabilities in the 2017 period was due to the higher cost of interest-bearing deposits, primarily due to promotional rates offered in select target markets.
Interest income was $59.3 million and $36.1 million, respectively, for the six months ended June 30, 2017 and 2016, on $2.87 billion and $1.83 billion, respectively, of average-interest bearing assets. Yields on interest-bearing assets were 4.19% and 3.99%, respectively, for the six-months ended June 30, 2017 and 2016. Higher yields in the 2017 period were primarily due to higher yields on and average balances of loans. Yields in the 2017 period include accretion of acquired loan discounts (discussed below).
Interest expense was $9.7 million and $6.4 million for the six months ended June 30, 2017 and 2016, respectively, on average interest-bearing liabilities of $2.21 billion and $1.44 billion, respectively, for these same periods. Liability costs in the six-month period of 2017 was 0.88% compared to 0.89% in the 2016 period; the decline primarily due to the greater use of low-cost FHLB borrowings, partially offset by higher costs deposits.
Our loans acquired in the Legacy Xenith Merger were discounted to estimated fair value (for credit and interest rates) as of the effective date of the Legacy Xenith Merger. A portion of the purchase accounting adjustments (discounts) to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans or the period of expected cash flows from the loans. Amounts received in excess of the carrying value of loans accounted for on cost recovery are also accreted into interest income at the time of recovery. Accretion of loan discounts was $1.0 million and $2.0 million, respectively, for the three- and six-month periods ended June 30, 2017. There was no accretion in the same periods of

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

2016. The amount of accretion recognized within a period is based on many factors, including, among other factors, loan prepayments and curtailments; therefore, amounts recognized are subject to volatility.
The following table presents the effect of purchase accounting adjustments (accretion) on our net interest margin for the periods stated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net interest margin	3.52%	3.29%	3.51%	3.29%
Purchase accounting adjustments impact (1)	0.15%	—%	0.15%	—%
Net interest margin excluding the effect of purchase accounting adjustments	3.37%	3.29%	3.36%	3.29%
_______________________
(1) Accretion of discounts on acquired loans in the three and six months ended June 30, 2017 was $1.0 million and $2.0 million, respectively.

The following table presents average interest-earning assets and liabilities, average yields earned on such assets and rates paid on such liabilities, net interest margin, and income and expense variances caused by changes in average balances and rates as of and for the periods stated:

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Average Balances, Income and Expenses, Yields and Rates As of and for the Three Months Ended June 30,
	2017			2016			2017 Compared to 2016
							Interest
		Interest	Average		Interest	Average	Income/	Variance
	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to (2)
	Balances (1)	Expense (7) (8) (9)	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Loans (3)	$2,377,006	$27,150	4.58%	$1,591,399	$16,845	4.26%	$10,305	$1,423	$8,882
Investment securities	324,121	2,039	2.52%	198,405	1,194	2.42%	845	57	788
Restricted equity securities	19,482	278	5.72%	13,187	170	5.18%	108	20	88
Overnight funds sold
and due from FRB	107,229	226	0.85%	45,485	38	0.34%	188	99	89
Interest-bearing deposits
in other banks	5,864	15	1.03%	676	—	—%	15	15	—
Total interest-earning assets	2,833,702	29,708	4.21%	1,849,152	18,247	3.97%	11,461	1,614	9,847
Noninterest-earning assets	339,135			204,133
Total assets	$3,172,837			$2,053,285
Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$1,150,590	$1,667	0.58%	$685,404	$831	0.49%	$836	$187	$649
Savings deposits	92,106	61	0.27%	66,512	24	0.15%	37	25	12
Time deposits	828,755	2,307	1.12%	617,882	1,712	1.11%	595	8	587
Total interest-bearing deposits	2,071,451	4,035	0.78%	1,369,798	2,567	0.75%	1,468	220	1,248
Borrowings	92,021	832	3.63%	71,462	565	3.18%	267	89	178
Total interest-bearing liabilities	2,163,472	4,867	0.90%	1,441,260	3,132	0.87%	1,735	309	1,426
Noninterest-bearing liabilities
Demand deposits	514,522			300,491
Other liabilities	18,456			14,637
Total noninterest-bearing liabilities	532,978			315,128
Total liabilities	2,696,450			1,756,388
Shareholders' equity	476,387			296,897
Total liabilities and shareholders' equity	$3,172,837			$2,053,285
Net interest income (5)		$24,841			$15,115		$9,726	$1,305	$8,421
Net interest spread (4)			3.31%			3.10%
Net interest margin (6)			3.52%			3.29%
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
(9) Interest income from loans includes fees of $317 thousand and $257 thousand for the three months ended June 30, 2017 and 2016, respectively.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Average Balances, Income and Expenses, Yields and Rates As of and for the Six Months Ended June 30,
	2017			2016			2017 Compared to 2016
							Interest
		Interest	Average		Interest	Average	Income/	Variance
	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to (2)
	Balances (1)	Expense (7) (8) (9)	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Loans (3)	$2,399,617	$54,552	4.58%	$1,578,134	$33,577	4.28%	$20,975	$2,439	$18,536
Investment securities	319,518	3,911	2.47%	198,776	2,394	2.42%	1,517	40	1,477
Restricted equity securities	20,505	597	5.87%	11,986	319	5.35%	278	32	246
Overnight funds sold
and due from FRB	122,161	453	0.75%	45,276	82	0.36%	371	142	229
Interest-bearing deposits
in other banks	6,250	23	0.74%	692	1	0.29%	22	4	18
Total interest-earning assets	2,868,051	59,536	4.19%	1,834,864	36,373	3.99%	23,163	2,657	20,506
Noninterest-earning assets	341,727			209,253
Total assets	$3,209,778			$2,044,117
Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$1,154,852	$3,246	0.57%	$687,355	$1,669	0.49%	$1,577	$297	$1,280
Savings deposits	90,831	117	0.26%	64,325	40	0.13%	77	56	21
Time deposits	848,616	4,625	1.10%	630,172	3,577	1.14%	1,048	(148)	1,196
Total interest-bearing deposits	2,094,299	7,988	0.77%	1,381,852	5,286	0.77%	2,702	205	2,497
Borrowings	118,482	1,685	2.87%	56,467	1,056	3.76%	629	(303)	932
Total interest-bearing liabilities	2,212,781	9,673	0.88%	1,438,319	6,342	0.89%	3,331	(98)	3,429
Noninterest-bearing liabilities
Demand deposits	504,382			294,165
Other liabilities	19,730			15,831
Total noninterest-bearing liabilities	524,112			309,996
Total liabilities	2,736,893			1,748,315
Shareholders' equity	472,885			295,802
Total liabilities and shareholders' equity	$3,209,778			$2,044,117
Net interest income (5)		$49,863			$30,031		$19,832	$2,755	$17,077
Net interest spread (4)			3.31%			3.10%
Net interest margin (6)			3.51%			3.29%
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
(8) Interest income from loans in 2017 includes approximately $2.0 million in accretion related to acquired loans.
(9) Interest income from loans includes fees of $985 thousand and $458 thousand for the six months ended June 30, 2017 and 2016, respectively.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Provision for Loan Losses
The following table presents our provision for loan losses and the dollar and percentage change for the periods stated:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Provision for loan losses	$—	$45	$(45)	n/m

n/m - Rate not meaningful

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Provision for loan losses	$9	$19	$10	53%
Provision for loan losses was not significant for the three and six months ended June 30, 2017 and 2016.
Noninterest Income
The following table presents a summary of noninterest income and the dollar and percentage change for the periods stated:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Service charges on deposit accounts	1,143	1,118	25	2.2%
Earnings from bank-owned life insurance	425	302	123	40.7%
Gain on sale of loans	19	—	19	100.0%
Gain on sale of investment securities available for sale	—	15	(15)	(100.0)%
Visa check card income	840	707	133	18.8%
Other	1,393	468	925	197.6%
Total noninterest income	$3,820	$2,610	$1,210	46.4%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Service charges on deposit accounts	2,303	2,256	47	2.1%
Earnings from bank-owned life insurance	900	651	249	38.2%
Gain on sale of loans	38	—	38	100.0%
Gain on sale of investment securities available for sale	—	15	(15)	(100.0)%
Visa check card income	1,593	1,348	245	18.2%
Other	2,118	853	1,265	148.3%
Total noninterest income	$6,952	$5,123	$1,829	35.7%
The increase in earnings from bank-owned life insurance ("BOLI") in the 2017 periods compared to the same periods of 2016 was primarily due to a higher investment in BOLI acquired in the Legacy Xenith Merger. The increase in Visa check card income was due to greater usage volumes resulting from the Legacy Xenith Merger. Higher other noninterest income was primarily due to income from our back-to-back interest rate swap program, which increased $728 thousand and $861 thousand in the three and six months of 2017, respectively, compared to the same periods in 2016.
Noninterest Expense
The following table presents a summary of noninterest expense and the dollar and percentage change for the periods stated:

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Salaries and employee benefits	$9,784	$7,339	$2,445	33.3%
Professional and consultant fees	623	539	84	15.6%
Occupancy	1,803	1,417	386	27.2%
FDIC insurance	420	431	(11)	(2.6)%
Data processing and technology	1,516	1,334	182	13.6%
Problem loan and repossessed asset costs	208	101	107	105.9%
Impairments on and (gains) and losses on sales of other real estate owned and repossessed assets	42	(396)	438	(110.6)%
Impairments on and (gains) and losses on sales of premises and equipment	1	(1)	2	(200.0)%
Equipment	393	220	173	78.6%
Board fees	115	394	(279)	(70.8)%
Advertising and marketing	285	55	230	418.2%
Merger-related	1,715	1,077	638	59.2%
Other	2,533	1,838	695	37.8%
Total noninterest expense	$19,438	$14,348	$5,090	35.5%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Salaries and employee benefits	$20,271	$15,110	$5,161	34.2%
Professional and consultant fees	1,962	1,123	839	74.7%
Occupancy	3,784	2,834	950	33.5%
FDIC insurance	1,150	845	305	36.1%
Data processing and technology	2,542	2,538	4	0.2%
Problem loan and repossessed asset costs	307	201	106	52.7%
Impairments on and (gains) and losses on sales of other real estate owned and repossessed assets	111	(573)	684	(119.4)%
Impairments on and (gains) and losses on sales of premises and equipment	(11)	(1)	(10)	1,000.0%
Equipment	727	504	223	44.2%
Board fees	246	640	(394)	(61.6)%
Advertising and marketing	509	106	403	380.2%
Merger-related	1,965	2,646	(681)	(25.7)%
Other	5,407	3,907	1,500	38.4%
Total noninterest expense	$38,970	$29,880	$9,090	30.4%
Noninterest expenses in the three months ended June 30, 2017 were $19.4 million ($17.7 million excluding merger-related expenses) compared to $14.3 million ($13.3 million excluding merger-related expenses) in the three months ended June 30, 2016, an increase of $4.5 million when excluding merger-related costs. Noninterest expenses were $39.0 million ($37.0 million excluding merger-related expenses) in the six months ended June 30, 2017 compared to $30.0 million ($27.2 million excluding merger-related expenses) in the six months ended June 30, 2016, an increase of $9.8 million when excluding merger-related costs. In both comparative periods, higher salaries and employee benefits, occupancy costs and FDIC insurance costs were primarily due to the Legacy Xenith Merger. Higher professional and consultant fees in the six-month period of 2017 were primarily due to audit fees incurred during the first quarter of 2017 for our 2016 integrated audit. Higher impairments and gains and losses on sales of other real estate owned and repossessed assets in both the three- and six-month periods of 2017 were primarily due to gains recognized in the 2016 period, as a significant number of these assets were disposed of in the first half of 2016 after recognizing write-downs (impairments) in the fourth quarter of 2015. Other noninterest expense in the three- and six-month periods of 2017 includes higher bank franchise taxes due to higher equity balances after the Legacy Xenith Merger, and in the six-month period, higher unfunded commitment expense resulting from exposure on a problem loan.
Income Taxes

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table presents income tax provision and the dollar and percentage change for the periods stated:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Provision for income taxes - continuing operations	$2,840	$1,312	$1,528	116.5%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Provision for income taxes - continuing operations	5,545	2,047	3,498	170.9%

Our effective tax rate was 31.2% and 31.6% for the three and six months ended June 30, 2017, respectively. Effective tax rates below the statutory rate were primarily due to tax-exempt income from both tax-exempt municipal securities and earnings on BOLI.
ANALYSIS OF FINANCIAL CONDITION
Cash and Cash Equivalents
Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from the Federal Reserve Bank ("FRB"). Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity. Cash and cash equivalents as of June 30, 2017 were $149.9 million compared to $127.0 million at December 31, 2016. Higher cash and cash equivalents at June 30, 2017 compared to December 31, 2016 were primarily attributable to core deposit growth and the reduction in loan balances.
Investment Securities
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

	June 30, 2017
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Mortgage-backed securities
Agencies	$145,848	$145,926	4.69	2.36%
Collateralized	61,569	60,875	3.84	1.85%
Collateralized mortgage obligations	16,817	16,924	3.00	7.40%
Asset-backed securities	6,686	6,612	5.38	2.60%
Municipals
Tax-exempt	66,638	65,404	7.30	2.96%
Taxable	18,007	17,697	4.77	2.00%
Corporate bonds	978	978	1.00	2.90%
Equity securities	969	2,047	—	—%
Total securities available for sale	$317,512	$316,463	4.99	2.38%

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	December 31, 2016
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Mortgage-backed securities
Agencies	$135,054	$134,890	4.18	2.04%
Collateralized	63,837	62,753	4.24	1.84%
Collateralized mortgage obligations	19,626	19,810	2.65	2.69%
Asset-backed securities	14,866	14,758	5.58	2.60%
Municipals
Tax-exempt	67,738	64,755	7.87	2.85%
Taxable	18,105	17,676	5.47	2.00%
Corporate bonds	983	984	1.70	2.62%
Equity securities	969	1,817	—	—%
Total securities available for sale	$321,178	$317,443	5.01	2.25%
The following table presents a maturity analysis of our securities portfolio as of the date stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the date stated. Yields on tax-exempt securities are calculated on a taxable-equivalent yield basis.

	June 30, 2017
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Mortgage-backed securities
Agencies	$4,970	1.92%	$91,404	2.22%	$46,320	2.64%	$3,232	3.12%	$145,926	2.36%
Collateralized	1,220	0.31%	41,605	1.84%	18,050	1.90%	—	—%	60,875	1.85%
Collateralized mortgage obligations	233	3.41%	14,981	2.80%	1,710	2.11%	—	—%	16,924	2.74%
Asset-backed securities	—	—%	—	—%	6,612	2.60%	—	—%	6,612	3.17%
Municipals
Taxable	—	—%	8,422	1.86%	9,275	2.14%	—	—%	17,697	2.00%
Tax exempt	255	0.81%	6,160	2.23%	56,444	3.08%	2,545	1.54%	65,404	2.96%
Corporate bonds	—	—%	978	2.90%	—	—%	—	—%	978	2.90%
Equity securities	—	—%	—	—%	—	—%	2,047	—%	2,047	—%
Total securities available for sale	$6,678	1.82%	$163,550	2.16%	$138,411	2.66%	$7,824	2.38%	$316,463	2.38%
Loans
Our loan portfolio is comprised of C&I, CRE, RRE, consumer and guaranteed student loans ("GSLs"). Lending decisions are based upon evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan. Personal guarantees are required on most loans; however, prudent exceptions are made on occasion based upon the financial viability of the borrowing entity or the underlying project that is being financed. Gross loans decreased by $93.5 million, or 3.79%, to $2.37 billion at June 30, 2017 from $2.46 billion at December 31, 2016. Reductions in loans were primarily associated with mortgage warehouse participations, which decreased $65.3 million, the sale of $19.8 million of our GSL portfolio, pay-offs of construction loans, and normal amortization of RRE loans, partially offset by growth of $45.2 million in our marine loan portfolio.
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
The following table presents our composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans, as of the dates stated:

	June 30, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
Commercial & Industrial	$753,456	31.8%	$895,952	36.4%
Construction	252,155	10.7%	257,712	10.5%
Commercial real estate	633,206	26.7%	585,727	23.8%
Residential real estate	395,703	16.7%	405,291	16.4%
Consumer	313,595	13.2%	274,008	11.1%
Guaranteed student loans	21,223	0.9%	44,043	1.8%
Deferred loan fees and related costs	1,256	—%	1,323	—%
Total loans	2,370,594	100.0%	2,464,056	100.0%
Allowance for loan losses	(17,027)		(21,940)
Total loans, net of allowance	$2,353,567		$2,442,116
Allowance for Loan Losses
Our allowance for loan losses was $17.0 million or 0.72% of total loans as of June 30, 2017 compared to $21.9 million or 0.89% of gross loans as of December 31, 2016. The decline in our allowance for loan losses from December 31, 2016 to June 30, 2017 was primarily due to charge-offs of several problem loans for which we had specific reserves.
Legacy Xenith's allowance for loan losses existing at the time of the Legacy Xenith Merger was not carried over in the Legacy Xenith Merger, rather discounts (for credit and interest) were recorded to reflect the loans at estimated fair value as of the date of the Legacy Xenith Merger; therefore, our allowance for loan losses does not include remaining discounts recorded on our acquired loan portfolio. Any decline in the credit quality related to the acquired loan portfolio and the reduction of loan discounts through accretion may result in the need to increase in our allowance for loan losses and record additional provision expense. In the six-month period ended June 30, 2017, we recorded $9 thousand in allowance due to the acquired loan portfolio. The ratio of our allowance for loan losses plus our remaining discount (fair value adjusted allowance for loan losses) to gross loans (adjusted for the discount) was 0.99% at June 30, 2017 compared to 1.25% at December 31, 2016.
The following table presents our allowance for loan losses by loan type and the percent of loans in each category to total loans, as of the dates stated. The unallocated component of our allowance for loan losses is shown separately.

	June 30, 2017		December 31, 2016
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial & Industrial	$2,177	31.8%	$5,816	36.4%
Construction	1,219	10.7%	1,551	10.5%
Commercial real estate	2,365	26.7%	2,410	23.8%
Residential real estate	4,125	16.7%	5,205	16.4%
Consumer	1,657	13.2%	1,967	11.1%
Guaranteed student loans	—	0.9%	—	1.8%
Unallocated qualitative	5,484	—%	4,991	—%
Total allowance for loan losses	$17,027	100.0%	$21,940	100.0%

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Our allowance consists of specific, general and unallocated qualitative components. The following table presents an allocation of the allowance for loan losses and other related information as of the dates stated:

	June 30, 2017	December 31, 2016
Allowance for loan losses:
Specific component	$2,466	$6,103
General component	9,076	10,846
Unallocated qualitative component	5,485	4,991
Total	$17,027	$21,940
Impaired loans	$49,491	$60,562
Non-impaired loans	2,321,103	2,403,494
Total loans	$2,370,594	$2,464,056

Specific component as % of impaired loans	4.98%	10.08%
General component as % of non-impaired loans	0.39%	0.45%
The specific component of our allowance for loan losses relates to loans that are individually evaluated for impairment. Impaired loans decreased to $49.5 million at June 30, 2017 from $60.6 million at December 31, 2016. Of these loans, $23.5 million were on nonaccrual status at June 30, 2017 compared to $32.4 million at December 31, 2016. The general component of our allowance relates to groups of loans collectively evaluated for reserve needs. An unallocated qualitative component is maintained to cover uncertainties that could affect management's estimate of probable losses.
In the period since the Legacy Xenith Merger through June 30, 2017, no provision expense has been recorded with respect to GSLs, as the carrying amount in these loans approximates the guaranteed portion of the loans.
The following table presents certain asset quality ratios as of the dates stated:

	June 30, 2017	December 31, 2016
Nonperforming loans with no allowance due to previous charge-offs as a percentage of total loans	0.34%	0.33%
Nonperforming loans with no allowance due to previous charge-offs as a percentage of nonperforming loans	34.66%	24.88%
Charge-off rate for nonperforming loans with no allowance due to previous charge-offs	59.19%	62.59%
Coverage ratio net of nonperforming loans with no allowance due to previous charge-offs	110.82%	90.23%
Total allowance divided by total loans less nonperforming loans with no allowance due to previous charge-offs	0.72%	0.89%
Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	19.34%	28.59%
Nonperforming assets as a percentage of total loans	1.21%	1.53%
Nonperforming assets as a percentage of total assets	0.90%	1.15%
Net charge-offs as a percentage of average loans (year-to-date)	0.21%	0.65%
Allowance for loan losses as a percentage of total loans	0.72%	0.89%
Allowance for loan losses to nonaccrual loans	72.45%	67.78%

Our allowance for loan losses is an estimate based upon the data in hand at a particular time and that estimate involves judgment regarding data available at that time. Our allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations. At June 30, 2017, we believe the level of our allowance for loan losses was adequate.
Nonperforming Assets
We classify nonaccrual loans and other real estate owned and repossessed assets as nonperforming assets. Total nonperforming assets were $28.6 million and $37.7 million at June 30, 2017 and December 31, 2016, respectively. Our nonperforming assets ratio, defined as the ratio of nonperforming assets to total assets, was 0.90% and 1.15% at June 30, 2017 and December 31, 2016,

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

respectively. At June 30, 2017 and December 31, 2016, there were no loans, other than our GSLs, categorized as 90 days or more past due and still accruing interest. GSLs are substantially fully guaranteed by the federal government as to principal and accrued interest. Pursuant to the guarantee, we may make a claim for payment on the loan after a period of 270 days during which no payment has been made on the loan. Payments of principal and interest are guaranteed up to the date of payment under the guarantee.
Loans in nonaccrual status totaled $23.5 million and $32.4 million at June 30, 2017 and December 31, 2016, respectively. Other real estate owned and repossessed assets decreased to $5.1 million at June 30, 2017 from $5.3 million of at December 31, 2016.
The following table summarizes our nonperforming assets as of the dates stated:

	June 30, 2017	December 31, 2016
Loans 90 days past due and still accruing interest (1)	$—	$—
Nonaccrual loans	23,503	32,370
Other real estate owned and repossessed assets, net	5,083	5,345
Total nonperforming assets	$28,586	$37,715

(1) Excludes GSLs.
Deposits
The following table presents the average balances and annualized costs paid by deposit category for the periods stated:

	June 30, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$504,382	—%	$382,613	—%
Interest-bearing deposits:
Demand and money market	1,154,852	0.57%	873,046	0.53%
Savings accounts	90,831	0.26%	73,033	0.17%
Time deposits $100 or greater	435,439	1.12%	340,259	1.17%
Time deposits less than $100	413,177	1.06%	396,982	1.04%
Total interest-bearing deposits	2,094,299	0.77%	1,683,320	0.76%
Total average deposits	$2,598,681	0.61%	$2,065,933	0.62%
Maturities of large denomination time deposits (equal to or greater than $100 thousand) as of June 30, 2017 were as follows:

						Percent of
	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Total Deposits
Time deposits	$95,041	$73,855	$139,393	$96,550	$404,839	15.34%
Deposits increased $67.2 million, or 2.61%, from December 31, 2016 to June 30, 2017, primarily due to an increase in demand and money market account balances, partially offset by a decline in time deposit account balances. As of June 30, 2017, $73.1 million of our deposits were in Certificate of Deposit Account Registry Service ("CDARS"), Insured Cash Sweep ("ICS"), Anova Financial Corporation and Brokered CDs (collectively, "brokered deposits"), which is a decline of $60.6 million from December 31, 2016.
Borrowings
We use short-term and long-term borrowings from various sources, including the FRB discount window, the Federal Home Loan Bank ("FHLB"), subordinated debt and junior subordinated debentures. We manage the level of our borrowings to minimize our borrowing cost, to maintain sufficient liquidity to meet the daily needs of our customers, and to meet our regulatory reserve requirements. We decreased borrowings with the FHLB by $172.0 million from December 31, 2016 to $0 million at June 30, 2017, primarily due to funds resulting from the decline in loan balances and deposit growth in the first half of 2017.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table summarizes for the period-end balance, highest month-end balance, average balance, and weighted average rate of short-term borrowings, as of and for the periods ended as stated:

	June 30, 2017				December 31, 2016
	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$—	$100,000	$79,552	0.75%	$172,000	$197,500	$99,125	0.43%
In June 2015, Legacy Xenith issued and sold $8.5 million in aggregate principal amount of its 6.75% subordinated notes due 2025 (the "Subordinated Notes"), which we assumed in the Legacy Xenith Merger. The Subordinated Notes bear interest at an annual rate of 6.75%, which is payable quarterly in arrears on March 31, June 30, September 30 and December 31. The Subordinated Notes qualify as Tier 2 capital for us. As of June 30, 2017, the carrying amount of the Subordinated Notes, including the remaining fair value adjustment recorded at the Legacy Xenith Merger, was $8.6 million. For the three and six months ended June 30, 2017, the effective interest rate, including the amortization of purchase accounting adjustments, on the Subordinated Notes was 6.40%. As of June 30, 2017, Xenith Bankshares and the Bank, as applicable, were in compliance with all covenants of the Subordinated Notes.
We have four placements of trust preferred securities. In all four trusts, the trust issuer has invested the total proceeds from the sale of the trust preferred securities in junior subordinated deferrable interest debentures issued by us. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. We have fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. Our obligation under the guarantee is unsecured and subordinate to our senior and subordinated indebtedness. The trust preferred securities are redeemable only at our discretion, subject to regulatory approval. We are current on interest payments due to the holders of the trust preferred securities. The aggregate carrying value of these debentures as of June 30, 2017 was $30.5 million. The difference between the par amounts and the carrying amounts of the debentures, due to purchase accounting adjustments from the acquisition of Gateway Financial Holdings, Inc. in 2008, is amortized using the interest method as an adjustment to interest expense each period. Effective interest rates for the debentures for the six-month period ended June 30, 2017 were between 7.20% and 7.91%.
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
At June 30, 2017, cash and cash equivalents were $149.9 million compared to $127.0 million at December 31, 2016. Net cash provided by operating activities in 2017 was $27.5 million, primarily from operating earnings and the sale of loans from discontinued operations to third-party investors. Net cash provided by investing activities in 2017 was $99.7 million, primarily due to a net decrease in loans of $89.5 million. Net cash used in financing activities in 2017 was $104.2 million, primarily due to the repayment of short-term FHLB borrowings of $172.0 million, partially offset by an increase in deposits of $67.2 million.
We have secured borrowing facilities with the FHLB and the FRB. As of June 30, 2017, total credit availability under the FHLB facility was $800.4 million and with a pledged, lendable collateral value of $300.1 million. Under this facility, as of June 30,

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

2017, there were no amounts outstanding. Credit availability under the FRB facility as of June 30, 2017 was $138.6 million, which is also based on pledged collateral. At June 30, 2017, the Bank also had no borrowings outstanding under the FRB facility.
We have uncommitted lines of credit with eight banks to borrow federal funds up to $153.0 million on an unsecured basis. Two of the lines expire within one year; the remaining lines have to stated expiration. However, all of the lines are uncommitted and can be canceled by the lender at any time. As of June 30, 2017, there were no amounts outstanding under these lines of credit. Borrowings under these arrangements bear interest at the prevailing Federal Funds Rate.
Capital Resources
Total shareholders' equity increased $15.2 million to $478.8 million at June 30, 2017 from $463.6 million at December 31, 2016. The increase was primarily due to net income for the six months ended June 30, 2017 of $11.9 million.
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
The following table presents capital for the various capital ratios and risk weighted assets for the Bank and Xenith Bankshares as of the dates stated:

	June 30, 2017		December 31, 2016
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Common equity Tier 1 capital	$331,418	$356,780	$314,768	$343,519
Tier 1 capital	331,418	359,271	314,768	343,518
Total risk-based capital	348,445	384,900	336,712	374,082
Risk-weighted assets	2,718,764	2,735,146	2,821,029	2,849,714
The following table presents our capital ratios, minimum capital ratios required by our regulators, and capital ratios defined as "well capitalized" by regulators for the Bank and for Xenith Bankshares as of the dates stated. Since June 30, 2017, there are no conditions or events that management believes has changed our status as "well capitalized."

	June 30, 2017				December 31, 2016
	Xenith	Xenith	Regulatory	Well	Xenith	Xenith	Regulatory	Well
	Bank	Bankshares	Minimum	Capitalized	Bank	Bankshares	Minimum	Capitalized
Common equity Tier 1 capital ratio	12.19%	13.04%	4.50%	> 6.50%	11.16%	12.05%	4.50%	> 6.50%
Tier 1 leverage ratio	10.91%	11.78%	4.00%	> 5.00%	9.94%	10.74%	4.40%	> 5.00%
Tier 1 risk-based capital ratio	12.19%	13.14%	6.00%	> 8.00%	11.16%	12.05%	6.00%	> 8.00%
Total risk-based capital ratio	12.82%	14.07%	8.00%	> 10.00%	11.94%	13.13%	8.00%	> 10.00%

Contractual Obligations

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
These commitments represent outstanding off-balance sheet commitments and are further discussed in Part 1, Item 1 - Notes to Consolidated Financial Statements under the caption "Note 13 - Commitments and Contingencies" in this Form 10-Q.
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
The following table illustrates the expected effect on net interest income for the 12 months following June 30, 2017 due to an immediate change ("instantaneous rate shock" scenario) and a gradual change ("ramped rate shock" scenario) in interest rates. Estimated changes set forth below are dependent on material assumptions, such as those previously discussed. It should be noted that rates are unlikely to change instantly in the severity of an instantaneous rate shock, and management believes the ramped rate shock simulation more likely demonstrates the effect of changes in interest rates on us. In the ramped rate shock simulation, interest rates change pro rata over the simulation period.

	June 30, 2017
	Change in Net Interest Income
	Instantaneous Rate Shock Scenario		Ramped Rate Shock Scenario
	$	%	$	%
Change in Interest Rates:
+200 basis points	$5,136	5.18%	$1,458	1.47%
+100 basis points	$3,106	3.13%	$749	0.76%
–100 basis points	$(6,366)	(6.42)%	$(1,068)	(1.08)%
–200 basis points	$(8,599)	(8.67)%	$(1,410)	(1.42)%
As of June 30, 2017, we project an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment, and we are considered "asset-sensitive".

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
Economic value of equity ("EVE") is defined as the present value of all future asset cash flows less the present value of all future liability cash flows or an estimate of the enterprise value. Although EVE takes into account all anticipated future cash flow based on the existing balance sheet at a point in time, it does not distinguish either the timing of those cash flows or changes in behavior or balance sheet structure that might occur in different rate environments. It also assumes that a change in interest rates occurs immediately and that the same interest rate environment last perpetually into the future. The following table illustrates the expected effect on EVE as of June 30, 2017 due to an immediate change in interest rates. Estimated changes set forth below are dependent on material assumptions such as those previously discussed.

	June 30, 2017
	Change in the Economic Value of Equity
	$	%
Change in Interest Rates:
+200 basis points	$82,500	18.4%
+100 basis points	$49,100	11.0%
–100 basis points	$(74,400)	(16.6)%
–200 basis points	$(190,300)	(42.5)%

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of June 30, 2017.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2017 were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of our common stock in the open market and through privately negotiated transactions. There were no share repurchase transactions conducted during the six months ended June 30, 2017.

XENITH BANKSHARES, INC.
PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

See Exhibit Index, which is incorporated in this item by reference.

XENITH BANKSHARES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENITH BANKSHARES, INC.
(Registrant)

DATE:	August 10, 2017	/s/ T. Gaylon Layfield, III
T. Gaylon Layfield, III
Chief Executive Officer

/s/ Thomas W. Osgood
Thomas W. Osgood
Chief Financial Officer

XENITH BANKSHARES, INC.

Exhibit Index
Xenith Bankshares, Inc.

Exhibit Number	Description
2.1
Agreement and Plan of Reorganization, dated as of May 19, 2017, by and between Union Bankshares Corporation and Xenith Bankshares, Inc. (Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule upon request.) (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 23, 2017 (File No. 001-32968)).

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
99.1
Form of Voting Agreement, by and among Union Bankshares Corporation, Xenith Bankshares, Inc. and certain shareholders of Xenith Bankshares, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on May 23, 2017 (File No. 001-32968)).

99.2
Form of Affiliate Agreement, by and among Union Bankshares Corporation, Xenith Bankshares, Inc. and certain shareholders of Xenith Bankshares, Inc. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on May 23, 2017 (File No. 001-32968)).

99.3
Form of Affiliate Agreement, by and among Xenith Bankshares, Inc., Union Bankshares Corporation (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K filed on May 23, 2017 (File No. 001-32968)).

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.