Form 10-Q
period 2017-09-30
Xenith Bankshares, Inc.
filed 2017-11-09
CIK 1143155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes ☐ No ☒

The number of shares of the issuer's Common Stock, par value $0.01 per share, outstanding as of October 31, 2017 was 23,215,836 shares.

XENITH BANKSHARES, INC.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
As of September 30, 2017 and December 31, 2016

(unaudited)
(in thousands, except share data)	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$14,960	$18,825
Interest-bearing deposits in other banks	13,398	4,797
Overnight funds sold and due from Federal Reserve Bank	136,795	103,372
Investment securities available for sale, at fair value	305,768	317,443
Restricted equity securities, at cost	22,044	24,313
Loans held for sale	19,397	—
Loans	2,424,140	2,464,056
Allowance for loan losses	(16,265)	(21,940)
Net loans	2,407,875	2,442,116
Premises and equipment, net	55,178	56,996
Interest receivable	8,673	8,806
Other real estate owned and repossessed assets,
net of valuation allowance	4,817	5,345
Goodwill	26,931	26,931
Core deposit intangible, net	3,393	3,787
Net deferred tax assets, net of valuation allowance	148,425	157,825
Bank-owned life insurance	73,431	72,104
Other assets	14,686	13,969
Assets of discontinued operations	—	10,563
Totals assets	$3,255,771	$3,267,192
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$541,275	$501,678
Interest-bearing:
Demand and money market	1,187,551	1,113,453
Savings	95,053	86,739
Time deposits less than $250	713,527	785,303
Time deposits $250 or more	67,984	84,797
Total deposits	2,605,390	2,571,970
Federal Home Loan Bank borrowings	105,000	172,000
Other borrowings	39,197	38,813
Interest payable	812	829
Other liabilities	20,439	19,093
Liabilities of discontinued operations	672	849
Total liabilities	2,771,510	2,803,554
Commitments and contingencies
Shareholders' equity:
Preferred stock, 1,000,000 shares authorized; none issued
and outstanding	—	—
Common stock, $0.01 par value; 1,000,000,000 shares
authorized; 23,215,318 and 23,123,518 shares issued
and outstanding on September 30, 2017 and December 31, 2016,
respectively	232	231
Capital surplus	711,377	710,916
Accumulated deficit	(226,252)	(245,538)
Accumulated other comprehensive loss, net of tax	(1,096)	(2,428)
Total shareholders' equity before non-controlling interest	484,261	463,181
Non-controlling interest of discontinued operations	—	457
Total shareholders' equity	484,261	463,638
Total liabilities and shareholders' equity	$3,255,771	$3,267,192

See accompanying notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF INCOME
For the Three and Nine Months Ended September 30, 2017 and 2016

(unaudited)	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest Income
Loans, including fees	$28,168	$25,513	$82,676	$58,797
Investment securities	1,986	1,763	6,251	4,476
Overnight funds sold and deposits in other banks	258	96	734	179
Total interest income	30,412	27,372	89,661	63,452
Interest Expense
Deposits:
Demand and money market	1,822	1,391	5,082	3,075
Savings	63	40	180	81
Time deposits	2,265	2,169	6,890	5,746
Interest expense on deposits	4,150	3,600	12,152	8,902
Federal Home Loan Bank borrowings	299	109	594	109
Other borrowings	738	652	2,128	1,706
Total interest expense	5,187	4,361	14,874	10,717
Net interest income	25,225	23,011	74,787	52,735
Provision for loan losses	—	10,685	9	10,704
Net interest income after provision for loan losses	25,225	12,326	74,778	42,031
Noninterest Income
Service charges on deposit accounts	1,258	1,191	3,561	3,447
Earnings from bank-owned life insurance	426	395	1,327	1,046
Gain on sale of loans	—	—	38	—
Net gain on sale of investment securities available for sale	977	—	977	15
Visa check card income	806	709	2,399	2,056
Other	705	575	2,822	1,430
Total noninterest income	4,172	2,870	11,124	7,994
Noninterest Expense
Salaries and employee benefits	9,914	9,880	30,186	24,990
Professional and consultant fees	830	978	2,792	2,101
Occupancy	1,802	1,594	5,586	4,428
FDIC insurance	349	679	1,498	1,524
Data processing and technology	1,367	1,446	3,909	3,985
Problem loan and repossessed asset costs	(1)	219	306	420
Impairments on and (gains) and losses from sales of other real estate owned and repossessed assets	(48)	685	63	112
Equipment	322	309	1,049	812
Board fees	350	493	596	1,133
Advertising and marketing	158	398	667	503
Merger-related	930	12,910	2,895	15,555
Other	2,806	2,944	8,202	6,854
Total noninterest expense	18,779	32,535	57,749	62,417
Income (loss) from continuing operations before provision (benefit) for income taxes	10,618	(17,339)	28,153	(12,392)
Provision (benefit) for income taxes - continuing operations	3,453	(64,840)	8,997	(62,794)
Net income from continuing operations	7,165	47,501	19,156	50,402
Net (loss) income from discontinued operations before (benefit) provision for income taxes	(26)	2,011	(262)	3,900
(Benefit) provision for income taxes - discontinued operations	(5)	842	(65)	877
Net (loss) income from discontinued operations attributable to non-controlling interest	(14)	806	(129)	1,556
Net (loss) income from discontinued operations	(7)	363	(68)	1,467
Net income attributable to Xenith Bankshares, Inc.	$7,158	$47,864	$19,088	$51,869

See accompanying notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Three and Nine Months Ended September 30, 2017 and 2016

(unaudited)	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income attributable to Xenith Bankshares, Inc.	$7,158	$47,864	$19,088	$51,869
Other comprehensive income, net of tax:
Change in net unrealized gain on securities available for sale	339	475	3,026	$4,178
Income tax effect	(119)	—	(1,059)	(1,340)
Reclassification adjustment for net gain on sale of investment securities included in net income	(977)	—	(977)	(15)
Income tax effect	342	—	342	5
Other comprehensive income, net of tax	(415)	475	1,332	2,828
Comprehensive income attributable to Xenith Bankshares, Inc.	$6,743	$48,339	$20,420	$54,697

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the Nine Months Ended September 30, 2017

					Accumulated Other
(unaudited)	Common Stock		Capital	Accumulated	Comprehensive Income (Loss),	Non-controlling	Total Shareholders'
(in thousands, except share data)	Shares	Amount	Surplus	Deficit	Net of Tax	Interest	Equity
Balance at December 31, 2016	23,123,518	$231	$710,916	$(245,538)	$(2,428)	$457	$463,638
Net income	—	—	—	19,088	—	(129)	18,959
Other comprehensive income, net of tax	—	—	—	—	1,332	—	1,332
Share-based compensation expense	—	—	1,530	—	—	—	1,530
Net settlement of restricted stock awards	36,824	—	(163)	—	—	—	(163)
Restricted stock awards issued under incentive plan	—	—	236		—	—	236
Restricted stock awards granted	14,823	—	—	—	—	—	—
Forfeiture of restricted stock awards	(404)	—	—	—	—	—	—
Net exercises of stock options	40,557	1	529	—	—	—	530
Reclassification to other liabilities	—	—	—	—	—	(328)	(328)
Cumulative effect adjustment of adoption of accounting principle	—	—	—	198	—	—	198
Repurchase of U.S. Treasury warrant	—	$—	$(1,671)	$—	$—	$—	(1,671)
Balance at September 30, 2017	23,215,318	$232	$711,377	$(226,252)	$(1,096)	$—	$484,261

See accompanying notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016

(unaudited)	Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016
Cash flows from operating activities
Net income from continuing operations	$19,156	$50,402
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,172	2,146
Deferred income tax expense	8,997	(67,536)
Accretion and amortization of fair value adjustments	(2,246)	(798)
Amortization of core deposit intangible	394	—
Provision for loan losses	9	10,704
Share-based compensation expense	1,530	1,532
Net amortization of premiums and accretion of discounts on investment securities available for sale	4,587	1,541
Unrealized (gain) loss on investment securities available for sale	(2,049)	—
Earnings from bank-owned life insurance	(1,327)	(1,046)
Gain on sale of investment securities available for sale	(977)	(15)
Impairments on and gains and losses from sales of other real estate owned and repossessed assets	63	56
Impairments on and gains and losses from sales of premises and equipment	(15)	41
Gain on sale of loans	(38)	—
Changes in:
Interest receivable	133	(625)
Other assets	(768)	10,883
Interest payable	(17)	(103)
Other liabilities	1,418	(37,483)
Net cash provided by operating activities - continuing operations	31,022	(30,301)
Net cash provided by operating activities - discontinued operations	9,796	1,835
Cash provided by operating activities	40,818	(28,466)
Cash flows from investing activities
Cash acquired in acquisition	—	69,241
Proceeds from maturities and calls of investment securities available for sale	34,202	27,002
Proceeds from sale of investment securities available for sale	34,473	31,632
Purchase of investment securities available for sale	(56,512)	(46,943)
Proceeds from sale of restricted equity securities	18,573	11,317
Purchase of restricted equity securities	(16,303)	(25,962)
Proceeds from sale of guaranteed student loans	20,000	—
Net decrease (increase) in loans	(3,801)	(107,841)
Proceeds from sale of other real estate owned and repossessed assets, net	1,769	12,078
Purchases of premises and equipment, net	(339)	(1,788)
Net cash provided by (used in) investing activities - continuing operations	32,062	(31,264)
Net cash (used in) investing activities - discontinued operations	—	1,473
Cash provided by (used in) investing activities	32,062	(29,791)
Cash flows from financing activities
Net increase (decrease) in deposits	33,420	(74,615)
Net (decrease) increase in short-term Federal Home Loan Bank borrowings	(67,000)	172,500
Repayments of long term Federal Home Loan Bank borrowings	—	—
Net increase in other borrowings	—	8,405
Issuance of common stock related to bank acquisition	—	—
Proceeds from exercise of stock options	530	26
Repurchase of common stock in the settlement of restricted stock units	—	(970)
Repurchase of treasury warrants	(1,671)	—
Cash consideration paid in acquisition	—	(1)
Reclassification to other liabilities	—	—
Distributed non-controlling interest	—	(925)
Net cash (used in) provided by financing activities	(34,721)	104,420
Increase in cash and cash equivalents	38,159	46,163
Cash and cash equivalents at beginning of period	126,994	63,746
Cash and cash equivalents at end of period	$165,153	$109,909
Supplemental cash flow information:

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Cash paid for interest	$14,870	$10,140
Cash paid for income taxes	$—	$79
Supplemental non-cash information:
Change in unrealized gain on investment securities available for sale, net of tax	$1,332	$2,828
Transfer from other real estate owned and repossessed assets to loans	$—	$1,194
Transfer from loans to other real estate owned and repossessed assets	$1,304	$5,003
Transfer from premises and equipment to other real estate owned and repossessed assets	—	734
Non-cash transaction related to the Merger
Assets acquired	—	1,094,987
Liabilities assumed	—	1,002,793

See accompanying notes to unaudited consolidated financial statements.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Basis of Presentation

Xenith Bankshares, Inc. ("Xenith Bankshares" or the "Company") is the bank holding company for Xenith Bank (the "Bank"), a Virginia-based institution headquartered in Richmond, Virginia. As of September 30, 2017, the Company, through the Bank, operated 40 full-service branches and two loan production offices. Xenith Bank is a commercial bank specifically targeting the banking needs of middle market and small business, local real estate developers and investors, and retail banking clients. The Bank offers marine finance floorplan and end-user loans through its Shore Premier Finance unit. Xenith Bank's regional area of operations spans from Baltimore, Maryland, to Raleigh and eastern North Carolina, complementing its significant presence in greater Washington, D.C., greater Richmond, Virginia, and greater Hampton Roads, Virginia.

On May 19, 2017, the Company and Union Bankshares Corporation ("Union") entered into of an Agreement and Plan of Reorganization (the "Union Merger Agreement"), pursuant to which, and subject to terms and conditions set forth therein, Xenith Bankshares will merge with and into Union (the "Union Merger"), with Union surviving in the Union Merger. Pursuant to the Union Merger Agreement at the effective time of the Union Merger, holders of Xenith Bankshares' common stock will receive the right to 0.9354 shares of Union common stock in exchange for each share of the common stock outstanding at the effective time of the Union Merger, with cash paid in lieu of fractional shares.

The Company and Union have received regulatory approval for the Union Merger from the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission. In addition, the shareholders of both the Company and Union have approved the Union Merger. The completion of the Union Merger is subject to certain normal and customary closing conditions, and it is currently anticipated that the closing of the Union Merger will occur during early January 2018.

Effective July 29, 2016, the Company (previously, Hampton Roads Bankshares, Inc.) completed its merger (the "Legacy Xenith Merger") with legacy Xenith Bankshares, Inc. ("Legacy Xenith"), pursuant to an Agreement and Plan of Reorganization (the "Legacy Xenith Merger Agreement"), dated as of February 10, 2016, by and between the Company and Legacy Xenith. At the effective time of the Legacy Xenith Merger, Legacy Xenith merged with and into the Company, with the Company surviving the Legacy Xenith Merger. Also at the effective time of the Legacy Xenith Merger, the Company changed its name from "Hampton Roads Bankshares, Inc." to "Xenith Bankshares, Inc." and changed its ticker symbol to "XBKS."

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

Unless otherwise stated herein or the context otherwise requires, references herein to "the Company" prior to the effective time of the Legacy Xenith Merger are to Hampton Roads Bankshares, Inc. and its wholly-owned subsidiaries, and references to "the Bank" are to The Bank of Hampton Roads. Unless otherwise stated herein or the context otherwise requires, references herein to "the Company" after the effective time of the Legacy Xenith Merger are to Xenith Bankshares, Inc. (f/k/a Hampton Roads Bankshares, Inc.) and its wholly-owned subsidiaries, and references to "the Bank" are to Xenith Bank (f/k/a The Bank of Hampton Roads). Information presented herein as of and for the three- and nine-month periods ended September 30, 2016 includes the operations of Legacy Xenith for the period since the effective time of the Legacy Xenith Merger, July 29, 2016.

In September 2016, the Company decided to cease operations of its mortgage banking business. In connection with this decision, the Bank entered into a definitive asset purchase agreement to sell certain assets of Gateway Bank Mortgage, Inc., a wholly-owned subsidiary of the Bank ("GBMI"), and to transition GBMI's operations, which included originating, closing, funding and selling first lien residential mortgage loans, to an unrelated party (the "GBMI Sale"). The completion of the GBMI Sale occurred on October 17, 2016. The operations of GBMI have been reported as discontinued operations for all periods presented herein.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 13, 2016 a reverse stock split of the Company's outstanding shares of common stock at a ratio of 1-for-10 (the "Reverse Stock Split"), which had been previously approved by the Company's shareholders, became effective. No fractional shares were issued in the Reverse Stock Split, rather shareholders of fractional shares received a cash payment based on the closing price of the common stock as of the date of the Reverse Stock Split. The par value of each share of common stock remained unchanged at $0.01 per share and the number of authorized shares was not affected. References made to outstanding shares or per share amounts in the accompanying consolidated financial statements and disclosures have been retroactively adjusted to reflect the Reverse Stock Split, unless otherwise noted.

In December 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement – Standard Terms with the United States Department of the Treasury (the “Treasury”), pursuant to which the Treasury purchased (i) shares of the Company’s preferred stock and (ii) a warrant to purchase shares of the Company’s common stock (the “Warrant”). On September 13, 2017, the Company repurchased the Warrant from the Treasury for an aggregate cash purchase price of $1.7 million, the fair market value of the Warrant as agreed upon by the Company and the Treasury, and canceled the Warrant. Following the Company’s repurchase of the Warrant, the Treasury has no remaining equity interest in the Company.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial reporting and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements reflect all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. The Company has one banking subsidiary, the Bank, which constitutes substantially all of the Company's assets and operations.

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

Recent Accounting Pronouncements

During the second quarter of 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 represents a comprehensive reform of many of the revenue recognition requirements in GAAP. ASU 2014-09 creates a new topic Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606"). ASC 606 will supersede the current revenue recognition requirements in ASC 605, Revenue Recognition, and will supersede or amend much of the industry-specific revenue recognition guidance found throughout the ASC. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASC 606 creates a five-step process for achieving that core principle: (1) identifying the contract with the customer; (2) identifying the performance obligations in the contract; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when an entity has completed the performance obligations. ASC 606 also requires additional disclosures that allow users of the financial statements to understand the nature, timing and uncertainty of revenue and cash flows resulting from contracts with customers. The effective date of ASC 606 is for the year beginning January 1, 2018. The new revenue standard permits the use of

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

retrospective or cumulative effect transition methods. The Company has evaluated those revenue types that are specifically excluded from the application of ASC 606, including the majority of the Company's contracts with customers (i.e., financial instruments), and does not expect the adoption of this standard to have a material effect on the Company's consolidated financial statements.
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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"), which changes the recognition and presentation requirements of hedge accounting, including eliminating the requirement to separately measure and report hedge ineffectiveness and presenting all items that affect earnings in the same income statement line as the hedged item. The ASU also provides new alternatives for applying hedge accounting to additional hedging strategies, measuring the hedged items in fair value hedges of interest rate risk, reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method, and reducing the risk of material error correction if a company applies the shortcut method inappropriately. ASU 2017-12 is effective for annual and interim periods in fiscal years beginning after December 15, 2018. The Company has not begun its evaluation of the effect this standard will have on its consolidated financial statements.

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

As of December 31, 2016, there were no remaining loans to be funded and $9.9 million of loans related to GMBI were held for sale to investors, which are included in assets from discontinued operations in the Company's consolidated balance sheet as of December 31, 2016. As of the end of the first quarter of 2017, the operations of GBMI had been transitioned to the purchaser and there were no remaining loans held for sale and no assets remaining related to GBMI. Management believes, as of September 30, 2017, there are no significant on-going obligations with respect to the mortgage banking business that have not been recorded in the Company's consolidated financial statements. As of September 30, 2017, the Company had a liability of $672 thousand recorded as liabilities of discontinued operations on its consolidated balance sheets, which is a reserve for any future obligations.

The following table presents summarized operating results of the discontinued operations for the period stated:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net interest income	$7	$133	$11	$440
Provision for loan losses	—	(3)	(5)	(22)
Net interest income after provision for loan losses	7	136	16	462
Noninterest income	—	6,760	164	16,987
Noninterest expense:
Salaries and employee benefits	(1)	3,901	247	10,368
Professional and consultant fees		73	5	204
Occupancy	2	176	7	590
Data processing	—	146	51	371
Equipment	10	13	2	56
Advertising and marketing	—	137	6	568
Other	22	439	124	1,392
Total noninterest expense	33	4,885	442	13,549
Net (loss) income before provision for income taxes	(26)	2,011	(262)	3,900
(Benefit) provision for income taxes	(5)	842	(65)	877
Net (loss) income	(21)	1,169	(197)	3,023
Net (loss) income attributable to non-controlling interest	(14)	806	(129)	1,556
Net (loss) income attributable to Xenith Bankshares, Inc.	$(7)	$363	$(68)	$1,467

NOTE 4 - Cash Reserves

To comply with regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Bank is required to maintain certain average cash reserve balances. The daily average cash reserve requirements for the periods closest to September 30, 2017 and December 31, 2016 were $62.9 million and $63.9 million, respectively. The Bank was in compliance with these requirements at September 30, 2017 and December 31, 2016.

NOTE 5 - Investment Securities

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents amortized cost, gross unrealized gains and losses, and fair values of investment securities available for sale as of the dates stated:

	September 30, 2017
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Mortgage-backed securities
Agencies	$127,298	$450	$495	$127,253
Collateralized	63,716	68	800	62,984
Collateralized mortgage obligations	27,194	41	176	27,059
Asset-backed securities	6,686	—	75	6,611
Municipals
Tax-exempt	63,486	32	719	62,799
Taxable	17,958	—	277	17,681
Corporate bonds	975	—	—	975
Equity securities	141	265	—	406
Total securities available for sale	$307,454	$856	$2,542	$305,768

	December 31, 2016
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Mortgage-backed securities
Agencies	$135,054	$793	$957	$134,890
Collateralized	63,837	61	1,145	62,753
Collateralized mortgage obligations	19,626	288	104	19,810
Asset-backed securities	14,866	—	108	14,758
Municipals
Tax-exempt	67,738	—	2,983	64,755
Taxable	18,105	1	430	17,676
Corporate bonds	983	1	—	984
Equity securities	969	848	—	1,817
Total securities available for sale	$321,178	$1,992	$5,727	$317,443

As of September 30, 2017 and December 31, 2016, the Company had available-for-sale securities with a fair value of $60.3 million and $83.0 million, respectively, pledged as collateral for public deposits, borrowings and other depositor requirements.

Unrealized Losses

The following tables present the fair values and gross unrealized losses aggregated by investment category and length of time and the number of individual securities that have been in a continuous unrealized loss position as of the dates stated:

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		September 30, 2017
		Less than 12 Months		12 Months or More		Total
	Number of		Unrealized		Unrealized		Unrealized
	Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Mortgage-backed securities
Agencies	16	$49,514	$356	$11,389	$139	$60,903	$495
Collateralized	17	13,199	150	29,956	650	43,155	800
Collateralized mortgage obligations	7	25,499	176	—	—	25,499	176
Asset-backed securities	2	—	—	6,611	75	6,611	75
Municipals
Tax-exempt	36	8,998	143	8,682	134	17,680	277
Taxable	10	13,937	82	37,302	637	51,239	719
Total securities available for sale	88	$111,147	$907	$93,940	$1,635	$205,087	$2,542

		December 31, 2016
		Less than 12 Months		12 Months or More		Total
	Number of		Unrealized		Unrealized		Unrealized
	Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Mortgage-backed securities
Agencies	33	$88,315	$945	$695	$12	$89,010	$957
Collateralized	19	42,272	1,145	—	—	42,272	1,145
Collateralized mortgage obligations	6	7,216	104	—	—	7,216	104
Asset-backed securities	6	5,443	64	9,315	44	14,758	108
Municipals
Tax-exempt	44	64,755	2,983	—	—	64,755	2,983
Taxable	9	17,149	430	—	—	17,149	430
Total securities available for sale	117	$225,150	$5,671	$10,010	$56	$235,160	$5,727

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

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2017		December 31, 2016
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
Municipals
Due in one year or less	$254	$254	$502	$502
Due after one year
but less than five years	14,121	13,950	11,300	11,072
Due after five years
but less than ten years	64,487	63,732	69,900	66,880
Due after ten years	2,582	2,544	4,141	3,977
Mortgage-backed securities
Agencies	127,298	127,253	135,054	134,890
Collateralized	63,716	62,984	63,837	62,753
Collateralized mortgage obligations	27,194	27,059	19,626	19,810
Corporate Bonds	975	975	983	984
Asset-backed securities	6,686	6,611	14,866	14,758
Equity securities	141	406	969	1,817
Total securities available for sale	$307,454	$305,768	$321,178	$317,443

Restricted Equity Securities

The Company's holds stock in the Federal Home Loan Bank ("FHLB") in the amount of $7.4 million and $10.1 million at September 30, 2017 and December 31, 2016, respectively. FHLB stock is generally viewed as a long-term investment and as a restricted investment security, as it is required to be held in order to access FHLB advances (i.e., borrowings). The Company earns dividends from its investment in FHLB stock, and for the three months and nine months ended September 30, 2017 recorded an annualized dividend rate of 5.16% and 5.05%, respectively. The investment in FHLB stock is carried at cost as there is no active market or exchange for the stock other than the FHLB or member institutions.

The Company holds stock in the Federal Reserve Bank ("FRB") in the amount of $14.5 million and $14.0 million at September 30, 2017 and December 31, 2016, respectively. FRB stock is generally viewed as a long-term investment and as a restricted investment security, as it is required to be held to effect membership in the Federal Reserve. It is carried at cost as there is not an active market or exchange for the stock other than the FRB or member institutions.

The remaining restricted stock held by the Company, in the amount of $178 thousand at September 30, 2017 and December 31, 2016, is stock in other banks with which the Bank conducts or has the ability to conduct correspondent activity. These investments are also carried at cost as there is no readily available market for these securities.

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

The Company held guaranteed student loans ("GSLs"), which were originated under the Federal Family Education Loan Program ("FFELP"), authorized by the Higher Education Act of 1965, as amended. Pursuant to the FFELP, the student loans are substantially guaranteed by a guaranty agency and reinsured by the U.S. Department of Education. The Company had an agreement with a third-party servicer of student loans to provide all day-to-day operational requirements for the servicing of the loans. The GSLs carried a nearly 98% guarantee of principal and accrued interest. The GSLs were acquired in the Legacy Xenith Merger, and the carrying amount of the GSLs approximated the guaranteed portion of the loans. In each of the three-month periods ended June 30, 2017 and March 31, 2017, the Company sold a portion of the GSLs. In both periods, the proceeds from the sales were $9.9 million, and the gain on the sales was $19 thousand, which is recorded in noninterest income on the Company's consolidated statements of income. At September 30, 2017, GSLs are reported as held for sale in the consolidated balance sheet, as the Company had entered into an agreement to sell the remaining GSLs subsequent to September 30, 2017. Such sale occurred in October 2017, and the Company recorded a gain of $214 thousand on the sale.

The following table presents the Company's composition of loans as of the dates stated:

	September 30, 2017	December 31, 2016
Commercial & Industrial	$766,506	$895,952
Construction	274,441	257,712
Commercial real estate	655,001	585,727
Residential real estate	390,071	405,291
Consumer	336,832	274,008
Guaranteed student loans	—	44,043
Deferred loan fees and related costs	1,289	1,323
Total loans	$2,424,140	$2,464,056

As of September 30, 2017 and December 31, 2016, the Company had $585.4 million and $625.0 million, respectively, of loans pledged to the FRB and the FHLB as collateral for borrowings.

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

Allowance for Loan Losses

The following table presents the allowance for loan loss activity by loan type for the periods stated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$17,027	$22,903	$21,940	$23,157
Charge-offs:
Commercial & Industrial	186	84	5,199	1,160
Construction	6	—	61	635
Commercial real estate	21	—	743	663
Residential real estate	1,355	340	1,690	2,234
Consumer	8	3	671	45
Overdrafts	52	43	162	106
Total charge-offs	1,628	470	8,526	4,843
Recoveries:
Commercial & Industrial	418	173	840	2,833
Construction	37	167	732	911
Commercial real estate	95	11	398	341
Residential real estate	116	253	613	603
Consumer	183	7	221	23
Overdrafts	17	1	38	1
Total recoveries	866	612	2,842	4,712
Net charge-offs	762	(142)	5,684	131
Provision for loan losses	—	10,685	9	10,704
Balance at end of period	$16,265	$33,730	$16,265	$33,730

The Company had recorded no allowance for loan losses on its GSL portfolio, as the carrying amount of the portfolio approximated the portion of the loans subject to federal guarantee.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the allowance for loan lease losses, with the amount independently and collectively evaluated for impairment, and loan balances by loan type as of the dates stated:

	September 30, 2017
		Individually Evaluated	Collectively Evaluated
	Total Amount	for Impairment	for Impairment
Allowance for loan losses applicable to:
Purchased credit-impaired loans
Commercial & Industrial	$—	$—	$—
Construction	—	—	—
Commercial real estate	—	—	—
Residential real estate	9	9	—
Consumer	—	—	—
Total purchased credit-impaired loans	9	9	—
Originated and other purchased loans
Commercial & Industrial	2,381	172	2,209
Construction	1,613	240	1,373
Commercial real estate	3,320	654	2,666
Residential real estate	3,126	1,306	1,820
Consumer	1,876	—	1,876
Unallocated qualitative	3,940	—	3,940
Total originated and other purchased loans	16,256	2,372	13,884
Total allowance for loan losses	$16,265	$2,381	$13,884
Loan balances applicable to:
Purchased credit-impaired loans
Commercial & Industrial	$758	$758	$—
Construction	935	935	—
Commercial real estate	987	987	—
Residential real estate	1,618	1,618	—
Consumer	45	45	—
Total purchased credit-impaired loans	4,343	4,343	—
Originated and other purchased loans
Commercial & Industrial	765,748	15,643	750,105
Construction	273,506	7,030	266,476
Commercial real estate	654,014	7,284	646,730
Residential real estate	388,453	11,312	377,141
Consumer	336,787	213	336,574
Deferred loan fees and related costs	1,289	—	1,289
Total originated and other purchased loans	2,419,797	41,482	2,378,315
Total loans	$2,424,140	$45,825	$2,378,315

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

	September 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	$758	$1,099	$—
Construction	935	1,389	—
Commercial real estate	987	1,402	—
Residential real estate	1,571	2,067	—
Consumer	45	80	—
Originated and other purchased loans
Commercial & Industrial	10,871	12,398	—
Construction	6,559	15,513	—
Commercial real estate	5,026	5,745	—
Residential real estate	5,518	7,015	—
Consumer	213	235	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	—	—	—
Construction	—	—	—
Commercial real estate	—	—	—
Residential real estate	47	65	9
Consumer	—	—	—
Originated and other purchased loans
Commercial & Industrial	4,772	4,772	172
Construction	471	471	240
Commercial real estate	2,258	2,258	654
Residential real estate	5,794	5,832	1,306
Consumer	—	—	—
Total loans individually evaluated for impairment	$45,825	$60,341	$2,381

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

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	$769	$—	$878	$1
Construction	944	—	1,826	6
Commercial real estate	998	—	1,608	12
Residential real estate	1,659	5	2,368	6
Consumer	46	1	17	—
Originated and other purchased loans
Commercial & Industrial	11,221	58	12,664	74
Construction	6,568	70	5,395	48
Commercial real estate	4,409	52	8,007	68
Residential real estate	6,159	15	6,396	1
Consumer	222	—	14	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	—	—	—	—
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	48	—	—	—
Consumer	—	—	—	—
Originated and other purchased loans
Commercial & Industrial	4,808	47	16,391	51
Construction	488	—	10,297	3
Commercial real estate	2,260	12	2,229	3
Residential real estate	5,823	31	5,148	43
Consumer	—	—	1,393	—
Total loans individually evaluated for impairment	$46,422	$291	$74,631	$316

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	$801	$—	$878	$1
Construction	963	—	1,826	6
Commercial real estate	1,031	—	1,608	12
Residential real estate	1,951	25	2,368	6
Consumer	51	3	17	—
Originated and other purchased loans
Commercial & Industrial	11,321	173	12,839	224
Construction	6,760	210	5,478	144
Commercial real estate	5,199	155	8,101	204
Residential real estate	6,217	46	6,466	4
Consumer	223	—	14	—
With an allowance recorded:
Purchased credit-impaired loans
Commercial & Industrial	—	—	—	—
Construction	—	—	—	—
Commercial real estate	—	—	—	—
Residential real estate	51	—	—	—
Consumer	—	—	—	—
Originated and other purchased loans
Commercial & Industrial	4,894	140	16,721	153
Construction	496	—	14,485	7
Commercial real estate	2,319	37	2,316	9
Residential real estate	5,850	94	5,345	131
Consumer	—	—	1,412	—
Total loans individually evaluated for impairment	$48,127	$883	$79,874	$901

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

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$6,472	$—	$9,030	$—
Additions	—	11,584	—	11,584
Accretion (1)	(594)	(1,509)	(2,630)	(1,509)
Disposals (2)	(201)	—	(723)	—
Balance at end of period	$5,677	$10,075	$5,677	$10,075
_______________________
(1) Accretion amounts are reported in interest income.
(2) Disposals represent the reduction of purchase accounting adjustments (loan discounts) due to the resolution of acquired loans at amounts less than the contractually-owed receivable.

Of the $12.5 million fair value adjustment recorded as part of the Legacy Xenith Merger, $3.2 million was related to $9.9 million of purchased credit-impaired loans. As of September 30, 2017, the remaining carrying value and fair value adjustment on the purchased credit-impaired loans were $4.3 million and $1.8 million, respectively.

Management believes the Company's allowance for loan losses as of September 30, 2017 is adequate to absorb losses inherent in the portfolio. Although various data and information sources are used to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary, if conditions, circumstances or events are substantially different from the assumptions used in making the assessments. Such adjustments to original estimates, as necessary, are made in the period in which these factors and other relevant considerations indicate that loss levels may vary from previous estimates. In addition, the allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations.

Impaired Loans

Total impaired loans were $45.8 million and $60.6 million at September 30, 2017 and December 31, 2016, respectively. Collateral dependent impaired loans were $36.7 million and $50.2 million at September 30, 2017 and December 31, 2016, respectively, and are measured at the estimated fair value of the underlying collateral less costs to sell. Impaired loans for which no allowance is provided totaled $32.5 million and $39.2 million at September 30, 2017 and December 31, 2016, respectively. Loans written down to their estimated fair value of collateral less costs to sell account for $7.3 million and $8.1 million of the impaired loans for which no allowance has been provided as of September 30, 2017 and December 31, 2016, respectively.

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans and other real estate owned and repossessed assets. As of September 30, 2017, the Company had no loans other than GSLs, which are reported as held for sale, that were past due greater than 90 days and accruing interest.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents nonperforming assets as of the dates stated:

	September 30, 2017	December 31, 2016
Purchased credit-impaired loans:
Commercial & Industrial	$758	$897
Construction	935	992
Commercial real estate	987	1,090
Residential real estate	1,318	1,549
Consumer	33	39
Total purchased credit-impaired loans	4,031	4,567
Originated and other purchased loans:
Commercial & Industrial	5,782	11,805
Construction	2,027	2,830
Commercial real estate	2,257	3,686
Residential real estate	6,692	7,931
Consumer	213	1,551
Total originated and other purchased loans	16,971	27,803
Total nonaccrual loans	21,002	32,370
Other real estate owned	4,817	5,345
Total nonperforming assets	$25,819	$37,715

The following table presents a reconciliation of nonaccrual loans to impaired loans as of the dates stated:

	September 30, 2017	December 31, 2016
Nonaccrual loans	$21,002	$32,370
TDRs on accrual	24,513	27,603
Impaired loans on accrual	310	589
Total impaired loans	$45,825	$60,562

 The following table presents a rollforward of nonaccrual loans for the period stated:

	Commercial & Industrial	Construction	Commercial real estate	Residential real estate	Consumer	Total
Balance at December 31, 2016	$12,702	$3,822	$4,776	$9,480	$1,590	$32,370
Transfers in	4,169	468	1,294	5,005	491	11,427
Transfers to other real estate owned	—	(75)	—	(630)	—	(705)
Charge-offs	(5,196)	(62)	(742)	(1,688)	(838)	(8,526)
Payments	(4,343)	(1,191)	(1,587)	(2,569)	(980)	(10,670)
Return to accrual	(748)	—	(497)	(1,632)	(17)	(2,894)
Loan type reclassification	(44)	—	—	44	—	—
Balance at September 30, 2017	$6,540	$2,962	$3,244	$8,010	$246	$21,002

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Age Analysis of Past Due Loans

The following presents an age analysis of loans as of the dates stated:

	September 30, 2017
		30-89 days	90+ days	Total	Total
	Current	Past Due	Past Due	Past Due	Loans
Purchased credit-impaired loans:
Commercial & Industrial	$169	$—	$589	$589	$758
Construction	860	—	75	75	935
Commercial real estate	611	—	376	376	987
Residential real estate	1,200	87	331	418	1,618
Consumer	12	—	33	33	45
Total purchased credit-impaired loans	2,852	87	1,404	1,491	4,343
Originated and other purchased loans:
Commercial & Industrial	760,670	567	4,511	5,078	765,748
Construction	271,539	161	1,806	1,967	273,506
Commercial real estate	651,756	—	2,258	2,258	654,014
Residential real estate	380,395	3,485	4,573	8,058	388,453
Consumer	336,474	105	208	313	336,787
Guaranteed student loans	—	—	—	—	—
Deferred loan fees and related costs	1,289	—	—	—	1,289
Total originated and other purchased loans	2,402,123	4,318	13,356	17,674	2,419,797
Total loans	$2,404,975	$4,405	$14,760	$19,165	$2,424,140

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
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Quality

The following tables present information about the credit quality of the loan portfolio using the Company's internal rating system as an indicator as of the dates stated:

	September 30, 2017
		Special Mention
	Pass		Substandard	Total
Purchased credit-impaired loans:
Commercial & Industrial	$—	$—	$758	$758
Construction	—	—	935	935
Commercial real estate	—	—	987	987
Residential real estate	—	203	1,415	1,618
Consumer	—	—	45	45
Total purchased credit-impaired loans	—	203	4,140	4,343
Originated and other purchased loans:
Commercial & Industrial	745,020	14,351	6,377	765,748
Construction	264,271	6,781	2,454	273,506
Commercial real estate	644,781	3,083	6,150	654,014
Residential real estate	354,201	19,961	14,291	388,453
Consumer	331,937	4,625	225	336,787
Deferred loan fees and related costs	1,289	—	—	1,289
Total originated and other purchased loans	2,341,499	48,801	29,497	2,419,797
Total loans	$2,341,499	$49,004	$33,637	$2,424,140

	December 31, 2016
		Special Mention
	Pass		Substandard	Total
Purchased credit-impaired loans:
Commercial & Industrial	$—	$—	$897	$897
Construction	—	—	992	992
Commercial real estate	—	—	1,090	1,090
Residential real estate	—	—	2,122	2,122
Consumer	—	—	55	55
Total purchased credit-impaired loans	—	—	5,156	5,156
Originated and other purchased loans:
Commercial & Industrial	873,180	9,391	12,484	895,055
Construction	247,335	6,460	2,925	256,720
Commercial real estate	571,781	3,689	9,167	584,637
Residential real estate	366,940	21,646	14,583	403,169
Consumer	270,919	1,467	1,567	273,953
Guaranteed student loans	44,043	—	—	44,043
Deferred loan fees and related costs	1,323	—	—	1,323
Total originated and other purchased loans	2,375,521	42,653	40,726	2,458,900
Total loans	$2,375,521	$42,653	$45,882	$2,464,056

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructuring ("TDRs")

Loans meeting the criteria to be classified as TDRs are included in impaired loans. The following table presents the number of and recorded investment in loans classified as TDRs by management as of the dates stated:

	September 30, 2017		December 31, 2016
		Recorded Investment		Recorded Investment
	Number of Contracts		Number of Contracts
Commercial & Industrial	9	$10,636	13	$13,067
Construction	5	5,065	5	5,225
Commercial real estate	6	5,026	7	5,498
Residential real estate	11	4,763	14	5,082
Consumer	—	—	—	—
Total	31	$25,490	39	$28,872

Of TDRs, amounts totaling $24.5 million were accruing and $977 thousand were nonaccruing at September 30, 2017, and $27.6 million were accruing and $1.3 million were nonaccruing at December 31, 2016. Loans classified as TDRs that are on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers whether such loans may return to accrual status. Loans classified as TDRs in nonaccrual status may be returned to accrual status after a period of performance under which the borrower demonstrates the ability and willingness to repay the loan in accordance with the modified terms. For the nine months ended September 30, 2017, none of the nonaccrual TDRs were returned to accrual status.

The following table presents a rollforward of accruing and nonaccruing TDRs for the period stated:

	Accruing	Nonaccruing	Total
Balance at December 31, 2016	$27,603	$1,269	$28,872
Charge-offs	—	(7)	(7)
Payments	(3,090)	(285)	(3,375)
New TDR designation	—	—	—
Release TDR designation	—	—	—
Transfer	—	—	—
Balance at September 30, 2017	$24,513	$977	$25,490

The following table presents performing and nonperforming loans identified as TDRs, by loan type, as of the dates stated:

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2017	December 31, 2016
Performing TDRs:
Commercial & Industrial	$9,861	$12,247
Construction	5,002	5,152
Commercial real estate	5,026	5,498
Residential real estate	4,624	4,706
Consumer	—	—
Total performing TDRs	24,513	27,603
Nonperforming TDRs:
Commercial & Industrial	775	820
Construction	63	73
Commercial real estate	—	—
Residential real estate	139	376
Consumer	—	—
Total nonperforming TDRs	977	1,269
Total TDRs	$25,490	$28,872

The allowance for loan losses allocated to TDRs was $850 thousand and $705 thousand at September 30, 2017 and December 31, 2016, respectively. TDR balances charged off were $7 thousand in the nine months ended September 30, 2017.

There were no loans designated as TDRs by management during the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2017, the Company had no loans for which there was a payment default and subsequent movement to nonaccrual status that were modified as TDRs within the previous 12 months. The Company had no commitments to lend additional funds to debtors owing receivables whose terms have been modified in TDRs at September 30, 2017 and December 31, 2016.

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

The following table presents goodwill and other intangible assets as of the dates stated.

	September 30, 2017	December 31, 2016
Amortizable core deposit intangible:
Gross amount	$4,006	$4,006
Accumulated amortization	(613)	(219)
Net core deposit intangible	$3,393	$3,787
Goodwill	$26,931	$26,931

NOTE 8 - Other Real Estate Owned and Repossessed Assets

The following table presents a rollforward of other real estate owned and repossessed assets for the period stated:

Amount
Balance at December 31, 2016	$5,345
Transfers in (via foreclosure)	1,304
Sales	(1,769)
Gain on sales	74
Impairments	(137)
Balance at September 30, 2017	$4,817

As of September 30, 2017, there were $316 thousand of residential real estate properties included in the balance of other real estate owned and repossessed assets, and the Company held $1.4 million of residential mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

Other real estate owned and repossessed assets are presented net of a valuation allowance. The following table presents an analysis of the valuation allowance on these assets for the periods stated:

	September 30, 2017	September 30, 2016
Balance at beginning of year	$3,031	$9,875
Impairments	137	1,320
Charge-offs	(1,776)	(8,137)
Balance at end of period	$1,392	$3,058

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents amounts applicable to other real estate owned and repossessed assets included in the consolidated statements of income for the periods stated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Loss (gain) on sales	$(82)	$(52)	$(74)	$(1,208)
Impairments	34	737	137	1,320
Operating expenses	12	104	147	276
Total noninterest expense	$(36)	$789	$210	$388

NOTE 9 - Derivative Instruments

Derivatives are financial instruments whose value is based on one or more underlying assets. The Company, through GBMI, originated residential mortgage loans for sale into the secondary market on a best efforts basis. In connection with the underwriting process, the Company entered into commitments to lock-in the interest rate of the loan with the borrower prior to funding ("interest rate-lock commitments"). Generally, such interest rate-lock commitments were for periods less than 60 days. These interest rate-lock commitments are considered derivatives. The Company managed its exposure to changes in fair value associated with these interest rate-lock commitments by entering into simultaneous agreements to sell the residential loans to third-party investors shortly after their origination and funding. At September 30, 2017 and December 31, 2016, the Company had loans held for sale of $0 and $9.9 million, respectively, which were reported in assets from discontinued operations on the Company's consolidated balance sheet.

Under the contractual relationship in the best efforts method, the Company was obligated to sell the loans only if the loans closed. As a result of the terms of these contractual relationships, the Company was not exposed to changes in fair value nor would it realize gains or losses related to its interest rate-lock commitments due to subsequent changes in interest rates. At September 30, 2017 and December 31, 2016, the Company had interest rate-lock commitments to originate residential mortgage loans (unfunded par amount of loans) on a best efforts basis in the amounts of $0 and $1.4 million, respectively, which were reported as discontinued operations.

The Company has derivative financial instruments not designated as hedges and result from a service the Company provides to meet the needs of certain commercial customers. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Derivative contracts are executed between the Company and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap arrangement enabling the commercial loan customers to effectively exchange variable-rate interest payments under their existing obligations to the Company for fixed-rate interest payments. These derivatives do not meet hedge accounting requirements; therefore, changes in the fair value of both the customer derivative and the offsetting derivative are recognized in net income. For the nine months ended September 30, 2017 and 2016, the Company recorded $941 thousand and $35 thousand, respectively, of income related to its back-to-back interest rate swap program, which were included in other noninterest income on the consolidated statements of income.

The Company has minimum collateral requirements with its financial institution counterparties for these back-to-back interest rate swaps that contain provisions, whereby if the Company fails to maintain its status as a well or an adequately capitalized institution, the Company could be required to terminate or fully collateralize the derivative contract. Additionally, if the Company defaults on any of its indebtedness, including default where repayment has not been accelerated by the lender, the Company could also be in default on its derivative obligations. As of September 30, 2017, the Bank had cash and securities in the amount of $3.0 million pledged as collateral under the agreements. If the Company is not in compliance with the terms of the derivative agreements, it could be required to settle its obligations under the agreements at termination value.

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

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about derivatives that are eligible for offset in the consolidated balance sheets as of the dates stated:

		Gross	Net Amounts	Gross Amounts
		Amounts	of Assets	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash and Security
	Recognized	Balance	Balance	Financial	Collateral	Net
	Assets	Sheets	Sheets	Instruments	Received	Amount
Derivative assets:
September 30, 2017
Interest rate swap agreements	$1,813	$—	$1,813	$128	$—	$1,685
December 31, 2016
Interest rate swap agreements	1,223	—	1,223	53	—	1,170

		Gross	Net Amounts	Gross Amounts
		Amounts	of Liabilities	Not Offset in the
	Gross	Offset in	Presented	Consolidated Balance Sheets
	Amounts	the	in the
	of	Consolidated	Consolidated		Cash and Security
	Recognized	Balance	Balance	Financial	Collateral	Net
	Liabilities	Sheets	Sheets	Instruments	Requirement	Amount
Derivative liabilities:
September 30, 2017
Interest rate swap agreements	$1,722	$—	$1,722	$128	$808	$786
December 31, 2016
Interest rate swap agreements	1,226	—	1,226	53	341	832

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Income Taxes

The provision for income taxes is based upon the results of operations, adjusted for the effect of certain tax-exempt income and non-deductible expenses. Certain items of income and expense are reported in different periods for financial reporting and tax return purposes resulting in temporary differences. The tax effects of these temporary differences are recognized currently in the deferred income tax provision or benefit on the Company's consolidated statement of operations. As of September 30, 2017, the Company had a net deferred tax asset of $148.4 million recorded on its consolidated balance sheets, which is net of a valuation allowance of $780 thousand.

The following table presents the federal statutory tax rate reconciled to the Company's effective tax rate from continuing operations for the period stated:

	Nine Months Ended September 30, 2017
	Tax	Rate
Effective tax rate from continuing operations:
Income tax at statutory rate	$9,853	35.00%
Tax-exempt income	(750)	(2.66)%
Nondeductible expenses	40	0.14%
Other	(146)	(0.53)%
Income tax provision from continuing operations	$8,997	31.95%

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

Management's estimate of future taxable income is based on internal projections, which consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which, while inherently subject to judgment, management believes to be reasonable. At December 31, 2015, management concluded that the Company did not have sufficient future income to absorb all NOLs and only a portion of the deferred tax asset related to NOLs would be realized, thus releasing only a portion of the valuation allowance ($95.1 million). In the third quarter of 2016, as a result of the Legacy Xenith Merger, management believed the Company had sufficient future income to absorb substantially all of the deferred tax assets, including assets relating to NOLs, and substantially all of the remaining valuation allowance ($60.0 million) was released. The remaining valuation allowance relates to the deferred tax asset resulting from NOLs in the Commonwealth of Virginia, where Xenith

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bankshares, Inc. (the parent company) files a standalone tax return. The parent company is not expected to generate taxable income in future periods; therefore, management has concluded that it is not more likely than not that the deferred tax assets of $780 thousand related to these NOLs will be utilized.

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

NOTE 11 - Borrowings

The Bank has secured borrowing facilities with the FHLB and the FRB. As of September 30, 2017, total credit availability under the FHLB facility was $794.7 million, limited to a pledged lendable collateral value of $303.0 million. Under this facility, as of September 30, 2017, there were short-term, non-amortizing borrowings outstanding of $105.0 million. Credit availability under the FRB facility as of September 30, 2017 was $112.8 million, which is also based on pledged collateral value. As of September 30, 2017, the Bank had no borrowings under the FRB facility.

Short-term borrowing sources also include lines of credit with eight banks to borrow federal funds up to $153.0 million on an unsecured basis. The lines are uncommitted and can be canceled by the lender at any time. Two of the lines expire within one year; the remaining lines have no stated expiration. At September 30, 2017, no amounts were outstanding under these uncommitted lines of credit. Borrowings under these arrangements bear interest at the prevailing Federal Funds Rate.

The Company has four placements of trust preferred securities. In all four trusts, the trust issuer has invested the total proceeds from the sale of the trust preferred securities in junior subordinated deferrable interest debentures issued by the Company. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, which resets quarterly. The Company has fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. The Company's obligation under the guarantee is unsecured and subordinate to other senior and subordinated indebtedness. The trust preferred securities are redeemable only at the Company's discretion, subject to regulatory approval. The aggregate carrying value of these debentures as of September 30, 2017 was $30.6 million, The difference between the par amounts and the carrying amounts of the debentures, which is due to purchase accounting adjustments recorded at the acquisition of Gateway Financial Holdings, Inc. in 2008, is being amortized using the interest method as an adjustment to interest expense. Effective interest rates for the trust preferred securities for the three and nine month periods ended September 30, 2017 were between 7.60% and 8.21% and 7.33% and 8.01%, respectively.

In the Legacy Xenith Merger, the Company assumed $8.5 million in aggregate principal amount of Legacy Xenith's outstanding 6.75% subordinated notes due 2025 (the "Subordinated Notes"). The Subordinated Notes bear interest at an annual rate of 6.75%, which is payable quarterly in arrears on March 31, June 30, September 30 and December 31 and qualify as Tier 2 capital for the Company. As of September 30, 2017, the carrying value of the Subordinated Notes, including the remaining fair value adjustment recorded at the Legacy Xenith Merger, was $8.6 million. For the three- and nine-month periods ended September 30, 2017, the effective interest rate, including the amortization of the purchase accounting adjustment, on the Subordinated Notes was 6.40%. As of September 30, 2017, the Company and the Bank, as applicable, were in compliance with all covenants of the Subordinated Notes.

NOTE 12 - Earnings Per Share

The following tables present weighted average basic and diluted shares outstanding and basic and diluted earnings per share for the periods stated. Earnings per share is presented for continuing operations, discontinued operations and total net income attributable to the Company. All stock options were included in the diluted earnings per share calculations for the three and nine months ended September 30, 2017. There were 505,029 and 557,121 stock options not included in the diluted earnings per share calculations for the three and nine months ended September 30, 2016, respectively, because their inclusion would have been antidilutive.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Weighted average shares outstanding, basic	23,209,041	21,005,458	23,184,307	18,462,161
Dilutive effect of warrants	75,718	50,247	72,251	47,263
Dilutive effect of equity awards	234,593	65,145	218,614	51,191
Dilutive shares	310,311	115,392	290,865	98,454
Weighted average shares outstanding, diluted	23,519,351	21,120,850	23,475,172	18,560,615

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net Income:
Net income from continuing operations	$7,165	$47,501	$19,156	$50,402
Net (loss) income from discontinued operations	(7)	363	(68)	1,467
Net income attributable to Xenith Bankshares	$7,158	$47,864	$19,088	$51,869

Basic earnings per share:
Earnings per share from continuing operations	$0.31	$2.26	$0.83	$2.74
Earnings per share from discontinued operations	$—	$0.02	$—	$0.07
Earnings per share attributable to Xenith Bankshares	$0.31	$2.28	$0.82	$2.81

Diluted earnings per share:
Earnings per share from continuing operations	$0.30	$2.25	$0.82	$2.72
Earnings per share from discontinued operations	$—	$0.02	$—	$0.07
Earnings per share attributable to Xenith Bankshares	$0.30	$2.27	$0.81	$2.79

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - Commitments and Contingencies

On September 7, 2017, Paul Parshall, a purported shareholder of Xenith Bankshares, filed a putative class action lawsuit (the "Parshall Lawsuit") in the United States District Court for the Eastern District of Virginia against the Company, the current members of the Company's board of directors, and Union on behalf of all of the Company's public shareholders. The plaintiff in the Parshall Lawsuit alleges that Union's registration statement on Form S-4, as amended, filed with the SEC relating to the Union Merger omitted certain material information in violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and further that the individual defendants are liable for those omissions under Section 20(a) of the Exchange Act. The relief sought in the Parshall Lawsuit includes preliminary and permanent injunction to prevent the completion of the Union Merger, rescission or rescissory damages if the Union Merger is completed, costs and attorneys' fees. On November 6, 2017, the plaintiff in the Parshall Lawsuit filed a notice of voluntary dismissal, terminating the Parshall Lawsuit without prejudice.
On September 19, 2017, Shannon Rowe, a purported shareholder of Xenith Bankshares, also filed a putative class action lawsuit (the "Rowe Lawsuit") in the United States District Court for the Eastern District of Virginia against the Company and the current members of the Company's board of directors. The allegations in the Rowe Lawsuit are similar to the allegations in the Parshall Lawsuit, described above.
At this time, it is not possible to predict the outcome of the Rowe Lawsuit or its impact on the Company or the Union Merger. Management believes the claims in the Rowe Lawsuit are without merit, and the Company and its board of directors intend to defend vigorously against them.
In addition to the Rowe Lawsuit, in the ordinary course of operations, the Company may become a party to legal proceedings. Based upon information currently available, management believes that any such legal proceedings, in the aggregate, will not have a material adverse effect on the Company's business, financial condition, cash flows, or results of operations.
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
These commitments represent outstanding off-balance sheet commitments. The following table presents unfunded loan commitments outstanding as of the dates stated:

	September 30, 2017	December 31, 2016
Commercial lines of credit	$391,645	$372,083
Construction	172,571	113,364
Commercial real estate	36,858	44,790
Residential real estate	91,976	93,981
Consumer	8,102	11,108
Letters of credit	24,935	20,476
Total commitments	$726,087	$655,802

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

	September 30, 2017	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Investment securities available for sale
Mortgage-backed securities
Agencies	$127,253	$—	$127,253	$—
Collateralized	62,984	—	62,984	—
Collateralized mortgage obligations	27,059	—	27,059	—
Asset-backed securities	6,611	—	6,611	—
Municipals
Tax-exempt	62,799	—	62,799	—
Taxable	17,680	—	17,680	—
Corporate bonds	976	—	976	—
Equity securities	406	307	—	99
Total securities available for sale	305,768	307	305,362	99
Interest rate swaps	1,813	—	1,813	—
Investments in rabbi trust	1,800	1,800	—	—
Total assets	$309,381	$2,107	$307,175	$99

Liabilities
Interest rate swaps	$1,722	$—	$1,722	$—
Total liabilities	$1,722	$—	$1,722	$—

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016	Fair Value Measurements at Reporting Date Using
Assets		Level 1	Level 2	Level 3
Investment securities available for sale
Mortgage-backed securities
Agencies	$134,890	$—	$134,890	$—
Collateralized	62,753	—	62,753	—
Collateralized mortgage obligations	19,810	—	19,810	—
Asset-backed securities	14,758	—	14,758	—
Municipals
Tax-exempt	64,755	—	64,755	—
Taxable	17,676	—	17,676	—
Corporate bonds	984	—	984	—
Equity securities	1,817	1,718	—	99
Total securities available for sale	317,443	1,718	315,626	99
Derivative loan commitments	126	—	—	126
Interest rate swaps	1,223	—	1,223	—
Investments in rabbi trust	1,804	1,804	—	—
Total assets	$320,596	$3,522	$316,849	$225

Liabilities
Interest rate swaps	$1,226	$—	$1,226	$—
Total liabilities	$1,226	$—	$1,226	$—

The following table presents a rollforward of recurring fair value measurements categorized within Level 3 of the fair value hierarchy for the periods stated:

	Activity in Level 3		Activity in Level 3
	Fair Value Measurements		Fair Value Measurements
	Nine Months Ended September 30, 2017		Year Ended December 31, 2016
	Investment Securities Available for Sale	Derivative Loan Commitments	Investment Securities Available for Sale	Derivative Loan Commitments

Beginning of period balance	$99	$126	$99	$1,020
Unrealized gains included in:
Earnings	—	—	—	—
Other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	—	—
Reclassification from level 3 to level 1	—	—	—	—
Issuances	—	—	—	470
Settlements	—	(126)	—	(1,364)
End of period balance	$99	$—	$99	$126

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

The following tables present the fair value of assets measured and recognized at fair value on a nonrecurring basis in the consolidated balance sheets as of the dates stated:

	Assets Measured at Fair Value	Fair Value Measurements at
		September 30, 2017 Using
		Level 1	Level 2	Level 3
Impaired loans	$39,541	$—	$—	$39,541
Other real estate owned and repossessed assets	4,817	—	—	4,817

	Assets Measured at Fair Value	Fair Value Measurements at
		December 31, 2016 Using
		Level 1	Level 2	Level 3
Impaired loans	$49,378	$—	$—	$49,378
Other real estate owned and repossessed assets	5,345	—	—	5,345

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

		Significant Unobservable	Significant Unobservable
	Fair Value at	Inputs by	Inputs as of
	September 30, 2017	Valuation Technique	September 30, 2017
Impaired loans	39,541	Appraised value	9%
		Average discounts to reflect current
		market conditions, estimated ultimate
		collectability, and estimated costs to sell
Other real estate owned	4,817	Appraised value	10%
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

Commitments to Extend Credit and Standby Letters of Credit: The only amounts recorded for commitments to extend credit and standby letters of credit are the deferred fees arising from these unrecognized financial instruments. These deferred fees are not deemed significant at September 30, 2017 and December 31, 2016, and, as such, the related fair values have not been estimated.

The following tables present the carrying amounts and fair values of those financial instruments that were not recorded at fair value of have carrying amounts that approximate fair value as of the dates stated:

	September 30, 2017
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
Financial Assets:
Loans, net (1)	$2,407,875	$2,412,741	$—	$—	$2,412,741
Financial Liabilities:
Deposits	2,605,390	2,603,279	—	2,603,279	—
FHLB borrowings	105,000	105,000	—	105,000	—
Other borrowings	39,197	65,276	—	65,276	—

	December 31, 2016
	Carrying Amount	Fair Value	Fair Value Measurements at Reporting Date Using
			Level 1	Level 2	Level 3
Financial Assets:
Loans, net (1)	$2,442,116	$2,448,581	$—	$—	$2,448,581
Financial Liabilities:
Deposits	2,571,970	2,573,070	—	2,573,070	—
FHLB borrowings	172,000	172,000	—	172,000	—
Other borrowings	38,813	65,303	—	65,303	—
(1) The carrying amount and fair value include impaired loans, and the carrying amount is net of the allowance for loan losses.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 1. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - Subsequent Events

Management has evaluated subsequent events through November 9, 2017, which is the date the consolidated financial statements were available to be issued. There were no subsequent events that required adjustment to or disclosure in the consolidated financial statements.

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

•
Before the Union Merger (defined below) may be completed, which is expected to occur during early January 2018, Union Bankshares Corporation ("Union") and the Company must meet certain customary conditions as set forth in the Union Merger Agreement (defined below). These conditions may delay the completion of the Union Merger or not be met; both of which could have an adverse effect on our operations and/or stock price;

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
Overview
Xenith Bankshares, Inc. ("Xenith Bankshares," the "Company," "we," "us" or "our") is the bank holding company for Xenith Bank ("Xenith Bank" or the "Bank"), a commercial bank targeting the banking needs of middle market and small businesses, local real estate developers and investors, and retail banking clients ("target customers"). The Bank's regional area of operations spans from Baltimore, Maryland, to Raleigh and eastern North Carolina, complementing our significant presence in greater Washington, D.C., greater Richmond, Virginia, and greater Hampton Roads, Virginia, which we refer to as our target markets. The Bank conducts its principal banking activities through 40 full-service branches and two loan production offices across these areas with its headquarters centrally located in Richmond, Virginia.
As of September 30, 2017, we had total assets of $3.3 billion, loans, net of our allowance for loan losses, of $2.4 billion, total deposits of $2.6 billion, and shareholders' equity of $484.3 million.
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
Our largest investor shareholders are Anchorage Capital Group, L.L.C. ("Anchorage"), CapGen Capital Group VI LP ("CapGen"), The Carlyle Group, L.P. ("Carlyle") and BCP Fund I Virginia Holdings, LLC (collectively with BankCap Partners Fund I, L.P., BankCap Partners GP, L.P. and BankCap Equity Fund, LLC, "BankCap Partners"). Anchorage, CapGen, Carlyle and BankCap Partners owned 18.3%, 22.1%, 18.3% and 6.9%, respectively, of the outstanding shares of our common stock as of September 30, 2017.
Proposed Merger with Union
On May 19, 2017, the Company and Union entered into an Agreement and Plan of Reorganization (the "Union Merger Agreement"), pursuant to which, and subject to terms and conditions set forth therein, Xenith Bankshares will merge with and into Union ("the Union Merger"), with Union surviving the Union Merger. Pursuant to the Union Merger Agreement, at the effective time of the Union Merger, holders of our common stock will receive the right to 0.9354 shares of Union common stock

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

in exchange for each share of our common stock outstanding at the effective time of the Union Merger, with cash paid in lieu of fractional shares.
The Company and Union have received regulatory approval for the Union Merger from the Federal Reserve Bank of Richmond and the Virginia State Corporation Commission. In addition, the shareholders of both the Company and Union have approved the Union Merger. The completion of the Union Merger is subject to certain normal and customary closing conditions, and it is currently anticipated that the closing of the Union Merger will occur during January early 2018.
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
Pursuant to the Legacy Xenith Merger Agreement and immediately following the completion of the Legacy Xenith Merger, legacy Xenith Bank, a wholly-owned subsidiary of Legacy Xenith, merged (the "Bank Merger") with and into the Bank, with the Bank surviving the Bank Merger. In connection with the Bank Merger, the Bank changed its name from "The Bank of Hampton Roads" to "Xenith Bank."
Information contained herein as of periods prior to the effective date of the Legacy Xenith Merger (July 29, 2016) does not include the balances or operations of Legacy Xenith.
Disposition of Mortgage Banking Business
Through Gateway Bank Mortgage, Inc., a wholly-owned subsidiary of the Bank ("GBMI"), the Bank provided mortgage banking services, including the origination and processing of mortgage loans for sale into the secondary market. In September 2016, we decided to cease operations of our mortgage banking business. In connection with this decision, the Bank entered into a definitive asset purchase agreement to sell certain assets of GBMI, and to transition GBMI's operations, which included originating, closing, funding and selling first lien residential mortgage loans, to an unrelated party (the "GBMI Sale"). The completion of the GBMI Sale occurred on October 17, 2016. In connection with the GBMI Sale, GBMI ceased taking new mortgage loan applications, and all applications with prospective borrowers that were in process as of the completion of the GBMI Sale were managed by GBMI through funding and sale to investors in the ordinary course of business. As of September 30, 2017, there were no loans held for sale to investors, and we believe there are no significant on-going obligations with respect to the mortgage banking business that have not been recorded in our financial statements. For purposes of this Form 10-Q, the operations of GBMI have been reported as discontinued operations for all periods presented.
Reverse Stock Split
On December 13, 2016, a reverse stock split of outstanding shares of our common stock at a ratio of 1-for-10 (the "Reverse Stock Split"), which had been previously approved by our shareholders, became effective. No fractional shares were issued in the Reverse Stock Split, rather shareholders of fractional shares received a cash payment based on the closing price of our common stock as of the date of the Reverse Stock Split. The par value of each share of our common stock remained unchanged at $0.01 per share and the number of authorized shares was not affected. References made to outstanding shares or per share amounts in this Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split, unless otherwise noted.
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
The following table presents selected financial performance measures for the periods stated:

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net interest margin (1)	3.51%	3.59%	3.51%	3.43%
Return on average assets ("ROAA") (2)	0.89%	6.67%	0.8%	2.24%
Return on average common equity ("ROAE") (3)	5.86%	51.42%	5.35%	16.18%
Average common equity to average assets (4)	15.14%	12.97%	14.87%	13.84%
Efficiency ratio (5)	64%	126%	67%	103%
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
Industry Conditions
The national unemployment rate, seasonally adjusted and as published by the Bureau of Labor Statistics, for September 2017 was reported at 4.2%, a decline from 4.9% in September 2016. In the Fifth District of the Federal Reserve Bank (the "Fifth District"), which includes substantially all of our target markets, the August 2017 unemployment rate was 4.1%, down from 4.6% at August 2016. More specifically, the unemployment rate in Virginia in September 2017 was 3.7%, based on data published by the Fifth District. Additionally, as published by the Fifth District, in the three months ended September 30, 2017, most industry sectors in the Fifth District expanded.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Federal Open Market Committee (the "FOMC") stated in a September 20, 2017 release that the labor market had continued to strengthen and that economic activity has been rising moderately so far this year. The FOMC indicated that job gains have remained solid in recent months, household spending has been expanding at a moderate rate, and growth in business fixed investment has picked up in recent quarters. The FOMC said that inflation measured on a 12-month basis has been running below the 2% longer-run objective.
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
Upon the completion of the Union Merger, the combined company, on a pro forma basis, will have approximately $12.0 billion in assets and over $9.0 billion in deposits (based on financial data as of June 30, 2017). The combined bank will have a retail footprint spanning the Commonwealth of Virginia, with presence in eastern Maryland and northeastern North Carolina. We believe the combined company will have an attractive diversified customer base and will have broad product and service offerings. These factors, along with scale, should position the combined company to compete effectively in its target markets.
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
OVERVIEW OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
The following discussion and analysis of our financial performance as of September 30, 2017 and for the three and nine months then ended should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-Q.

•
Total assets decreased $11.4 million to September 30, 2017 from December 31, 2016, primarily attributable to a $20.5 million decline in gross loans, including loans reported as held for sale, a $11.7 million reduction in available-for-sale investment securities, and a $10.6 million reduction in the assets of discontinued operations, partially offset by higher cash balances of $38.2 million.

•
Gross loans, including loans reported as held for sale, declined $20.5 million, to September 30, 2017 from December 31, 2016; however, excluding reductions in loans associated with mortgage warehouse participations arrangements of $66.8 million and our guaranteed student loan portfolio of $24.6 million, loans increased $71.0 million over this period. Our guaranteed student loan portfolio is reported as held for sale as of September 30, 2017, as we had entered into an agreement to sell the remaining portfolio, which occurred in October 2017.

•	Allowance for loan losses decreased $5.7 million to $16.3 million at September 30, 2017 from December 31, 2016, primarily due to charge-offs of specific reserves on several problem loans.

•	Deposits increased $33.4 million to September 30, 2017 from December 31, 2016, primarily due to core deposit growth.

•
Net interest income was $25.2 million and $74.8 million for the three and nine months ended September 30, 2017, respectively, compared to $23.0 million and $52.7 million for the three and nine months ended September 30, 2016, respectively. Higher net interest income in the 2017 periods was primarily attributable to higher average interest-earning assets, which were $2.86 billion and $2.87 billion in the three- and nine-month periods of 2017, respectively, compared to average interest-earning assets of $2.59 billion and $2.09 billion in the respective 2016 periods. Average interest-earning assets due to the Legacy Xenith Merger is reflected only from the effective date of the Legacy Xenith Merger, July 29, 2016.

•
Net interest margin was 3.51% for both the three and nine months ended September 30, 2017, and 3.56% and 3.40% for the three and nine months ended September 30, 2016, respectively. Net interest margin in the 2017 and 2016 periods include accretion of acquired loan discounts further discussed below.

•
Noninterest income for the three and nine months ended September 30, 2017 was $4.2 million and $11.1 million, respectively, compared to $2.9 million and $8.0 million, respectively, for the same periods in 2016. Higher noninterest income in 2017 periods was primarily due to income from net gains on the sale of investment securities, income from our back-to-back interest rate swap program, and Visa check card income.

•
Noninterest expense for the three and nine months ended September 30, 2017 was $18.8 million and $57.7 million, respectively, compared to $32.5 million and $62.4 million, respectively, for the same periods in 2016. Amounts in the three- and nine-month periods of 2017 included merger-related expenses of $930 thousand and $2.9 million, respectively, while noninterest expense in the same periods of 2016 included $12.9 million and $15.6 million, respectively, of merger-related expenses. Merger-related expenses in the 2017 periods were primarily in connection with the Union Merger, while merger-related expenses in the 2016 periods were in connection with the Legacy Xenith Merger.

•
Income before income taxes from continuing operations for the three and nine months ended September 30, 2017 was $10.6 million and $28.2 million, respectively, while loss before income taxes from continuing operations for the same periods in 2016 was $17.3 million and $12.4 million, respectively.

•
Provision for income taxes from continuing operations was $3.5 million and $9.0 million for the three and nine months ended September 30, 2017, respectively, compared to a benefit from income taxes of $64.8 million and $62.8 million, respectively, for the same periods in 2016. The benefit from income taxes in the 2016 periods was due to the reversal of substantially all of the remaining valuation allowance on our net deferred tax asset in the third quarter of 2016.

•
At September 30, 2017, our ratio of nonperforming assets to total assets was 0.79% compared to 1.15% as of December 31, 2016; our ratio of nonperforming loans to gross loans was 0.87% compared to 1.31% as of December 31, 2016, and the ratio of our allowance for loan losses to nonaccrual loans was 77.5% compared to 67.8% as of December 31, 2016. Other real estate owned and repossessed assets was $4.8 million at September 30, 2017, a reduction of $528 thousand from December 31, 2016.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

•	Regulatory capital ratios of the Company and the Bank were considered "well capitalized" under the risk-based capital standards as of September 30, 2017.
ANALYSIS OF RESULTS OF OPERATIONS
The following table presents our net income and earnings per share information for the periods stated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income:
Net income from continuing operations	$7,165	$47,501	$19,156	$50,402
Net (loss) income from discontinued operations	(7)	363	(68)	1,467
Net income attributable to Xenith Bankshares	$7,158	$47,864	$19,088	$51,869

Basic earnings per share:
Earnings per share from continuing operations	$0.31	$2.26	$0.83	$2.74
Earnings per share from discontinued operations	$—	$0.02	$—	$0.07
Earnings per share attributable to Xenith Bankshares	$0.31	$2.28	$0.82	$2.81

Diluted earnings per share:
Earnings per share from continuing operations	$0.30	$2.25	$0.82	$2.75
Earnings per share from discontinued operations	$—	$0.02	$—	$0.07
Earnings per share attributable to Xenith Bankshares	$0.30	$2.27	$0.81	$2.79

Net Interest Income and Net Interest Margin
For the three and nine months ended September 30, 2017, our net interest income was $25.2 million and $74.8 million, respectively, compared to $23.0 million and $52.7 million for the three and nine months ended September 30, 2016, respectively. As presented in the table below, net interest margin decreased by 5 basis points to 3.51% for the three months ended September 30, 2017 from 3.56% for the three months ended September 30, 2016, while net interest margin increased 11 basis points to 3.51% for the nine months ended September 30, 2017 from 3.40% for the same period of 2016.
Interest income was $30.4 million for the three months ended September 30, 2017 compared to $27.4 million for the same period of 2016. Interest income in the 2017 period was based on average interest-earning assets of $2.86 billion, while interest income in the 2016 period was on average interest-earning assets of $2.59 billion. Asset yields, on a tax-equivalent basis, were 4.23% in both three-month periods ended September 30, 2017 and 2016. Loan yields in both three-month periods include accretion of acquired loan discounts (discussed below).
Interest expense was $5.2 million for the three months ended September 30, 2017 compared to $4.4 million for the same period of 2016. Average interest-bearing liabilities for the three months ended September 30, 2017 were $2.17 billion compared to $2.03 billion for the three months ended September 30, 2016. Costs of interest-bearing liabilities were 0.95% for the three months ended September 30, 2017 compared to 0.85% for the same period of 2016. Higher costs of interest-bearing liabilities in the 2017 period were primarily due to higher costs of variable rate trust preferred securities and lower average balances of lower cost Federal Home Loan Bank ("FHLB") borrowings.
Interest income was $89.7 million and $63.5 million for the nine months ended September 30, 2017 and 2016, respectively, on $2.87 billion and $2.09 billion, respectively, of average-interest earning assets. Yields on interest-earning assets were 4.20% and 4.09% for the nine-months ended September 30, 2017 and 2016, respectively. Higher yields in the 2017 period were primarily due to higher yields on and average balances of loans. Loan yields in both nine-month periods include accretion of acquired loan discounts (discussed below).
Interest expense was $14.9 million and $10.7 million for the nine months ended September 30, 2017 and 2016, respectively, on average interest-bearing liabilities of $2.20 billion and $1.64 billion, respectively, for these same periods of 2016. Liability costs

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

in the nine-month period of 2017 was 0.90% compared to 0.87% in the 2016 period; the increase was primarily due to higher costs of variable rate trust preferred securities.
Our loans acquired in the Legacy Xenith Merger were discounted to estimated fair value (for credit and interest rates) as of the effective date of the Legacy Xenith Merger. A portion of the purchase accounting adjustments (discounts) to record the acquired loans at estimated fair value is being recognized (accreted) into interest income over the estimated remaining life of the loans or the period of expected cash flows from the loans. Amounts received in excess of the carrying value of loans accounted for on cost recovery are also accreted into interest income at the time of recovery. Accretion of loan discounts was $594 thousand and $2.6 million for the three- and nine-month periods ended September 30, 2017, respectively. Accretion of loan discounts was $1.5 million for both the three- and nine-month periods ended September 30, 2016. The amount of accretion recognized within a period is based on many factors, including, among other factors, loan prepayments and curtailments; therefore, amounts recognized are subject to volatility.
The following table presents the effect of purchase accounting adjustments (accretion) on our net interest margin for the periods stated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net interest margin	3.51%	3.56%	3.51%	3.40%
Purchase accounting adjustments impact (1)	0.08%	0.23%	0.12%	0.10%
Net interest margin excluding the effect of purchase accounting adjustments	3.43%	3.33%	3.39%	3.30%
_______________________
(1) Accretion of discounts on acquired loans in the three and nine months ended September 30, 2017 was $594 thousand and $2.6 million, respectively. Accretion of discounts on acquired loans in the three and nine months ended September 30, 2016 was $1.5 million.

The following table presents average interest-earning assets and liabilities, average yields earned on such assets and rates paid on such liabilities, net interest margin, and income and expense variances caused by changes in average balances and rates as of and for the periods stated:

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Average Balances, Income and Expenses, Yields and Rates As of and for the Three Months Ended September 30,
	2017			2016			2017 Compared to 2016
							Interest
		Interest	Average		Interest	Average	Income/	Variance
	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to (2)
	Balances (1)	Expense (7) (8) (9)	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Loans (3)	$2,412,871	$28,168	4.63%	$2,201,627	$25,639	4.63%	$2,529	$63	$2,466
Investment securities	319,069	1,792	2.23%	287,998	1,594	2.20%	198	24	174
Restricted equity securities	21,550	312	5.74%	19,856	251	5.03%	61	38	23
Overnight funds sold
and due from FRB	101,335	233	0.91%	79,706	94	0.47%	139	108	31
Interest-bearing deposits
in other banks	7,171	25	1.38%	3,850	2	0.21%	23	20	3
Total interest-earning assets	2,861,996	30,530	4.23%	2,593,037	27,580	4.23%	2,950	253	2,697
Noninterest-earning assets	337,599			261,883
Total assets	$3,199,595			$2,854,920
Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$1,158,260	$1,815	0.62%	$980,423	$1,384	0.56%	$431	$163	$268
Savings deposits	93,879	63	0.27%	78,461	40	0.20%	23	14	9
Time deposits	778,835	2,264	1.15%	808,132	2,169	1.07%	95	176	(81)
Total interest-bearing deposits	2,030,974	4,142	0.81%	1,867,016	3,593	0.77%	549	353	196
Borrowings	137,920	1,037	2.98%	164,089	760	1.84%	277	414	(137)
Total interest-bearing liabilities	2,168,894	5,179	0.95%	2,031,105	4,353	0.85%	826	767	59
Noninterest-bearing liabilities
Demand deposits	525,603			431,583
Other liabilities	20,816			21,225
Total noninterest-bearing liabilities	546,419			452,808
Total liabilities	2,715,313			2,483,913
Shareholders' equity	484,282			371,007
Total liabilities and shareholders' equity	$3,199,595			$2,854,920
Net interest income (5)		$25,351			$23,227		$2,124	$(514)	$2,638
Net interest spread (4)			3.28%			3.38%
Net interest margin (6)			3.51%			3.56%
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
(8) Interest income from loans in 2017 and 2016 includes approximately $594 thousand and $1.5 million, respectively, in accretion related to acquired loans.
(9) Interest income from loans includes fees of $470 thousand and $257 thousand for the three months ended September 30, 2017 and 2016, respectively.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Average Balances, Income and Expenses, Yields and Rates As of and for the Nine Months Ended September 30,
	2017			2016			2017 Compared to 2016
							Interest
		Interest	Average		Interest	Average	Income/	Variance
	Average	Income/	Yield/	Average	Income/	Yield/	Expense	Attributable to (2)
	Balances (1)	Expense (7) (8) (9)	Rate	Balance	Expense	Rate	Variance	Rate	Volume
Assets:
Loans (3)	$2,403,346	$82,719	4.60%	$1,787,481	$59,216	4.43%	$23,503	$2,387	$21,116
Investment securities	319,367	5,702	2.39%	228,734	3,988	2.33%	1,714	98	1,616
Restricted equity securities	20,857	909	5.83%	14,629	570	5.20%	339	74	265
Overnight funds sold
and due from FRB	115,143	685	0.80%	56,836	176	0.41%	509	241	268
Interest-bearing deposits
in other banks	6,560	49	0.10%	1,752	3	0.23%	46	25	21
Total interest-earning assets	2,865,273	90,064	4.20%	2,089,432	63,953	4.09%	26,111	2,825	23,286
Noninterest-earning assets	341,075			226,891
Total assets	$3,206,348			$2,316,323
Liabilities and Shareholders' Equity:
Interest-bearing liabilities
Interest-bearing demand deposits	$1,156,000	$5,061	0.59%	$785,757	$3,054	0.52%	$2,007	$425	$1,582
Savings deposits	91,858	180	0.26%	69,071	81	0.16%	99	66	33
Time deposits	825,100	6,890	1.12%	689,925	5,746	1.11%	1,144	15	1,129
Total interest-bearing deposits	2,072,958	12,131	0.78%	1,544,753	8,881	0.77%	3,250	506	2,744
Borrowings	125,032	2,722	2.91%	92,603	1,815	2.62%	907	218	689
Total interest-bearing liabilities	2,197,990	14,853	0.90%	1,637,356	10,696	0.87%	4,157	724	3,433
Noninterest-bearing liabilities
Demand deposits	511,533			340,305
Other liabilities	20,097			17,609
Total noninterest-bearing liabilities	531,630			357,914
Total liabilities	2,729,620			1,995,270
Shareholders' equity	476,728			321,053
Total liabilities and shareholders' equity	$3,206,348			$2,316,323
Net interest income (5)		$75,211			$53,257		$21,954	$2,101	$19,853
Net interest spread (4)			3.30%			3.22%
Net interest margin (6)			3.51%			3.40%
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
(8) Interest income from loans in 2017 and 2016 includes approximately $2.6 million and $1.5 million, respectively, in accretion related to acquired loans.
(9) Interest income from loans includes fees of $1.4 million and $632 thousand for the nine months ended September 30, 2017 and 2016, respectively.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Provision for Loan Losses
The following table presents our provision for loan losses and the dollar and percentage change for the periods stated:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Provision for loan losses	$—	$10,685	$(10,685)	n/m

n/m - Rate not meaningful

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Provision for loan losses	$9	$10,704	$(10,695)	n/m

n/m - Rate not meaningful
Provision for loan losses for the three and nine months ended September 30, 2016 reflects specific reserves for several problem loans.
Noninterest Income
The following table presents a summary of noninterest income and the dollar and percentage change for the periods stated:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Service charges on deposit accounts	$1,258	$1,191	$67	5.6%
Earnings from bank-owned life insurance	426	395	31	7.8%
Gain on sale of loans	—	—	—	—%
Net gain on sale of investment securities available for sale	977	—	977	100.0%
Visa check card income	806	709	97	13.7%
Other	705	575	130	22.6%
Total noninterest income	$4,172	$2,870	$1,302	45.4%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Service charges on deposit accounts	$3,561	$3,447	$114	3.3%
Earnings from bank-owned life insurance	1,327	1,046	281	26.9%
Gain on sale of loans	38	—	38	100.0%
Net gain on sale of investment securities available for sale	977	15	962	6,413.3%
Visa check card income	2,399	2,056	343	16.7%
Other	2,822	1,430	1,392	97.3%
Total noninterest income	$11,124	$7,994	$3,130	39.2%
The increase in earnings from bank-owned life insurance ("BOLI") in the 2017 periods compared to the same periods of 2016 was primarily due to higher investment in BOLI, a portion of which was acquired in the Legacy Xenith Merger. In the third quarter of 2017, the Company sold a number of investment securities, which had amortized to relatively low carrying values and certain equity securities for a net gain of $977 thousand. The increase in Visa check card income in the 2017 periods was due to greater usage volumes resulting from the Legacy Xenith Merger. Higher other noninterest income was primarily due to income from our back-to-back customer interest rate swap program, from which the Company entered into a greater number of transactions in the three and nine months ended September 30, 2017 compared to the same periods of 2016.
Noninterest Expense
The following table presents a summary of noninterest expense and the dollar and percentage change for the periods stated:

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Salaries and employee benefits	$9,914	$9,880	$34	0.3%
Professional and consultant fees	830	978	(148)	(15.1)%
Occupancy	1,802	1,594	208	13.0%
FDIC insurance	349	679	(330)	(48.6)%
Data processing and technology	1,367	1,446	(79)	(5.5)%
Problem loan and repossessed asset costs	(1)	219	(220)	(100.5)%
Impairments on and (gains) and losses on sales of other real estate owned and repossessed assets	(48)	685	(733)	(107.0)%
Equipment	322	309	13	4.2%
Board fees	350	493	(143)	(29.0)%
Advertising and marketing	158	398	(240)	(60.3)%
Merger-related	930	12,910	(11,980)	(92.8)%
Other	2,806	2,944	(138)	(4.7)%
Total noninterest expense	$18,779	$32,535	$(13,756)	(42.3)%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Salaries and employee benefits	$30,186	$24,990	$5,196	20.8%
Professional and consultant fees	2,792	2,101	691	32.9%
Occupancy	5,586	4,428	1,158	26.2%
FDIC insurance	1,498	1,524	(26)	(1.7)%
Data processing and technology	3,909	3,985	(76)	(1.9)%
Problem loan and repossessed asset costs	306	420	(114)	(27.1)%
Impairments on and (gains) and losses on sales of other real estate owned and repossessed assets	63	112	(49)	(43.8)%
Equipment	1,049	812	237	29.2%
Board fees	596	1,133	(537)	(47.4)%
Advertising and marketing	667	503	164	32.6%
Merger-related	2,895	15,555	(12,660)	(81.4)%
Other	8,202	6,854	1,348	19.7%
Total noninterest expense	$57,749	$62,417	$(4,668)	(7.5)%
Noninterest expenses in the three months ended September 30, 2017 were $18.8 million ($17.8 million excluding merger-related expenses) compared to $32.5 million ($19.6 million excluding merger-related expenses) in the three months ended September 30, 2016, a decrease of $1.8 million when excluding merger-related expenses. Noninterest expenses were $57.7 million ($54.9 million excluding merger-related expenses) in the nine months ended September 30, 2017 compared to $62.4 million ($46.9 million excluding merger-related expenses) in the nine months ended September 30, 2016, an increase of $8.0 million when excluding merger-related expenses.
Higher salaries and employee benefits and occupancy expenses in the 2017 periods were primarily due to the Legacy Xenith Merger. Personnel costs in the three-month period ended September 30, 2017 have lesser of an effect due to certain duplicative personnel in the third quarter 2016 and turnover resulting from the pending Union Merger. Professional and consultant fees in the nine-month period of 2017 reflect greater audit fees associated with the 2016 audit and greater out-sourced legal and internal audit services. Lower impairments and gains and losses on other real estate owned and the costs associated with these assets in the 2017 periods is due to the significant reduction in problem loans and repossessed assets. Lower board fees in the 2017 periods are primarily due to certain payments made in 2016 on account of the Legacy Xenith Merger. Higher other noninterest expense in the nine-month period of 2017 is partially due to bank franchise taxes due to equity balances after the Legacy Xenith Merger. Higher unfunded commitment expense also contributed to higher other noninterest expense.
Income Taxes

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table presents income tax provision and the dollar and percentage change for the periods stated:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Provision (benefit) for income taxes - continuing operations	$3,453	$(64,840)	$68,293	(105.3)%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Provision (benefit) for income taxes - continuing operations	$8,997	$(62,794)	$71,791	(114.3)%

Our effective tax rate from continuing operations was 32.5% and 32.0% for the three and nine months ended September 30, 2017, respectively. Effective tax rates below the statutory rate were primarily due to tax-exempt income from both tax-exempt municipal investment securities and earnings on BOLI. The benefit from income taxes in the comparable 2016 periods is due to the reversal of substantially all of the remaining valuation allowance on our net deferred tax asset in the third quarter of 2016.
ANALYSIS OF FINANCIAL CONDITION
Cash and Cash Equivalents
Cash and cash equivalents includes cash and due from banks, interest-bearing deposits in other banks, and overnight funds sold and due from the Federal Reserve Bank ("FRB"). Cash and cash equivalents are used for daily cash management purposes, management of short-term interest rate opportunities, and liquidity. Cash and cash equivalents as of September 30, 2017 were $165.2 million compared to $127.0 million at December 31, 2016. Higher cash and cash equivalents at September 30, 2017 compared to December 31, 2016 were primarily attributable to core deposit growth.
Investment Securities
Our available-for-sale securities are reported at fair value and are used primarily for liquidity, pledging, earnings and asset / liability management purposes. We perform due diligence of each security on a pre-purchase basis and review securities periodically for impairment.
The following tables present information about our investment securities portfolio as of the dates stated. Yields on tax-exempt securities are calculated on a taxable-equivalent yield basis. The decline in our available-for-sale securities portfolio of $11.7 million from December 31, 2016 to September 30, 2017 is primarily due to the disposition of certain investment securities, which had amortized to relatively low carrying values and certain equity securities. We recorded a net gain of $977 thousand on the sale of these investment securities.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	September 30, 2017
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Mortgage-backed securities
Agencies	$127,298	$127,253	4.25	2.20%
Collateralized	63,716	62,984	3.64	1.85%
Collateralized mortgage obligations	27,194	27,059	5.37	2.43%
Asset-backed securities	6,686	6,611	4.98	2.84%
Municipals
Tax-exempt	63,486	62,799	7.15	2.99%
Taxable	17,958	17,681	4.52	2.00%
Corporate bonds	975	975	1.00	2.98%
Equity securities	141	406	—	—%
Total securities available for sale	$307,454	$305,768	4.99	2.30%

	December 31, 2016
	Amortized Cost	Fair Value	Weighted Average Life in Years	Weighted Average Yield
Mortgage-backed securities
Agencies	$135,054	$134,890	4.18	2.04%
Collateralized	63,837	62,753	4.24	1.84%
Collateralized mortgage obligations	19,626	19,810	2.65	2.69%
Asset-backed securities	14,866	14,758	5.58	2.60%
Municipals
Tax-exempt	67,738	64,755	7.87	2.85%
Taxable	18,105	17,676	5.47	2.00%
Corporate bonds	983	984	1.70	2.62%
Equity securities	969	1,817	—	—%
Total securities available for sale	$321,178	$317,443	5.01	2.25%

The following table presents a maturity analysis of our securities portfolio as of the date stated. Weighted average yield calculations are based on the current level of contractual maturities and expected prepayments as of the date stated. Yields on tax-exempt securities are calculated on a taxable-equivalent yield basis.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	September 30, 2017
	Within 1 Year	Weighted Average Yield	After 1 Year Through 5 Years	Weighted Average Yield	After 5 Years Through 10 Years	Weighted Average Yield	After 10 Years	Weighted Average Yield	Total	Weighted Average Yield
Mortgage-backed securities
Agencies	$4,721	2.23%	$91,532	2.03%	$28,679	2.54%	$2,321	3.19%	$127,253	2.20%
Collateralized	993	1.21%	46,475	1.84%	15,516	1.93%	—	—%	62,984	1.85%
Collateralized mortgage obligations	164	3.60%	6,010	2.31%	20,885	2.46%	—	—%	27,059	2.43%
Asset-backed securities	—	—%	2,681	3.09%	3,930	2.66%	—	—%	6,611	2.84%
Municipals
Taxable	—	—%	10,516	1.90%	7,165	2.16%	—	—%	17,681	2.00%
Tax exempt	253	0.81%	3,435	2.05%	56,567	3.08%	2,544	2.69%	62,799	2.99%
Corporate bonds	975	2.98%	—	—%	—	—%	—	—%	975	2.98%
Equity securities	—	—%	—	—%	—	—%	406	—%	406	—%
Total securities available for sale	$7,106	2.25%	$160,649	2.02%	$132,742	2.65%	$5,271	2.95%	$305,768	2.30%
Loans
Our loan portfolio is comprised of C&I, CRE, RRE, and consumer loans. In the first and second quarters of 2017, we sold a portion of our guaranteed student loan ("GSLs") portfolio. As of September 30, 2017, our remaining GSLs are reported as held for sale as we had entered into an agreement to sell the remaining portfolio subsequent to the end of the quarter. In October, the remaining GSLs were sold resulting in a gain of $214 thousand.
Lending decisions are based upon evaluation of the financial strength and credit history of the borrower and the quality and value of the collateral securing the loan. Personal guarantees are required on most loans; however, prudent exceptions are made on occasion based upon the financial viability of the borrowing entity or the underlying project that is being financed. Gross loans, including GSLs, decreased by $20.5 million to $2.44 billion at September 30, 2017 from $2.46 billion at December 31, 2016. Reductions in loans were primarily associated with mortgage warehouse participations arrangements, which decreased $66.8 million, and the reduction of GSLs of $24.6 million. Excluding the decline in balances in these two portfolios, loans increased $71.0 million to September 30, 2017 from December 31, 2016.
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
The following table presents our composition of loans, net of capitalized origination costs and unearned income, in dollar amounts and as a percentage of total loans, as of the dates stated:

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	September 30, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
Commercial & Industrial	$766,506	31.6%	$895,952	36.4%
Construction	274,441	11.4%	257,712	10.5%
Commercial real estate	655,001	27.0%	585,727	23.8%
Residential real estate	390,071	16.1%	405,291	16.4%
Consumer	336,832	13.9%	274,008	11.1%
Guaranteed student loans	—	—%	44,043	1.8%
Deferred loan fees and related costs	1,289	—%	1,323	—%
Total loans	2,424,140	100.0%	2,464,056	100.0%
Allowance for loan losses	(16,265)		(21,940)
Total loans, net of allowance	$2,407,875		$2,442,116
Allowance for Loan Losses
Our allowance for loan losses was $16.3 million or 0.67% of total loans as of September 30, 2017 compared to $21.9 million or 0.89% of gross loans as of December 31, 2016. The decline in our allowance for loan losses to September 30, 2017 from December 31, 2016 was primarily due to charge-offs of several problem loans for which we had specific reserves.
Legacy Xenith's allowance for loan losses existing at the effective time of the Legacy Xenith Merger was not carried over in the Legacy Xenith Merger, rather discounts (for credit and interest) were recorded to reflect the loans at estimated fair value as of the date of the Legacy Xenith Merger; therefore, our allowance for loan losses does not include remaining discounts recorded on our acquired loan portfolio. Any decline in the credit quality related to the acquired loan portfolio and the reduction of loan discounts through accretion may result in the need to increase in our allowance for loan losses and record additional provision expense. The ratio of our allowance for loan losses plus our remaining discount (fair value adjusted allowance for loan losses) to gross loans (adjusted for the discount) was 0.90% at September 30, 2017 compared to 1.25% at December 31, 2016.
The following table presents our allowance for loan losses by loan type and the percent of loans in each category to total loans, as of the dates stated. The unallocated component of our allowance for loan losses is shown separately.

	September 30, 2017		December 31, 2016
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at end of period applicable to:
Commercial & Industrial	$2,381	31.6%	$5,816	36.4%
Construction	1,613	11.4%	1,551	10.5%
Commercial real estate	3,320	27.0%	2,410	23.8%
Residential real estate	3,135	16.1%	5,205	16.4%
Consumer	1,876	13.9%	1,967	11.1%
Guaranteed student loans	—	—%	—	1.8%
Unallocated qualitative	3,940	—%	4,991	—%
Total allowance for loan losses	$16,265	100.0%	$21,940	100.0%
Our allowance consists of specific, general and unallocated qualitative components. The following table presents an allocation of the allowance for loan losses and other related information as of the dates stated:

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	September 30, 2017	December 31, 2016
Allowance for loan losses:
Specific component	$2,381	$6,103
General component	9,944	10,846
Unallocated qualitative component	3,940	4,991
Total	$16,265	$21,940
Impaired loans	$45,825	$60,562
Non-impaired loans	2,378,315	2,403,494
Total loans	$2,424,140	$2,464,056

Specific component as % of impaired loans	5.20%	10.08%
General component as % of non-impaired loans	0.42%	0.45%
The specific component of our allowance for loan losses relates to loans that are individually evaluated for impairment. Impaired loans decreased to $45.8 million at September 30, 2017 from $60.6 million at December 31, 2016. Of these loans, $21.0 million were on nonaccrual status at September 30, 2017 compared to $32.4 million at December 31, 2016. The general component of our allowance relates to groups of loans collectively evaluated for reserve needs. An unallocated qualitative component is maintained to cover uncertainties that could affect management's estimate of probable losses.
In the period since the Legacy Xenith Merger through September 30, 2017, no provision expense has been recorded with respect to GSLs, as the carrying amount in these loans approximates the guaranteed portion of the loans.
The following table presents certain asset quality ratios as of the dates stated:

	September 30, 2017	December 31, 2016
Nonperforming loans with no allowance due to previous charge-offs as a percentage of total loans	0.30%	0.33%
Nonperforming loans with no allowance due to previous charge-offs as a percentage of nonperforming loans	35.03%	24.88%
Charge-off rate for nonperforming loans with no allowance due to previous charge-offs	63.75%	62.59%
Coverage ratio net of nonperforming loans with no allowance due to previous charge-offs	119.14%	90.23%
Total allowance divided by total loans less nonperforming loans with no allowance due to previous charge-offs	0.67%	0.89%
Allowance for individually impaired loans divided by impaired loans for which an allowance has been provided	17.85%	28.59%
Nonperforming assets as a percentage of total loans	1.07%	1.53%
Nonperforming assets as a percentage of total assets	0.79%	1.15%
Net charge-offs as a percentage of average loans (year-to-date)	0.24%	0.65%
Allowance for loan losses as a percentage of total loans	0.67%	0.89%
Allowance for loan losses to nonaccrual loans	77.45%	67.78%

Our allowance for loan losses is an estimate based upon the data in hand at a particular time and that estimate involves judgment regarding data available at that time. Our allowance is subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and the size of the allowance in comparison to peer banks identified by regulatory agencies. Such agencies may require us to recognize additions to the allowance for loan losses based on their judgments about information available at the time of the examinations. At September 30, 2017, we believe the level of our allowance for loan losses was adequate.
Nonperforming Assets
We classify nonaccrual loans and other real estate owned and repossessed assets as nonperforming assets. Total nonperforming assets were $25.8 million and $37.7 million at September 30, 2017 and December 31, 2016, respectively. Our nonperforming assets ratio, defined as the ratio of nonperforming assets to total assets, was 0.79% and 1.15% at September 30, 2017 and December 31, 2016, respectively. At September 30, 2017 and December 31, 2016, there were no loans, other than our GSLs, categorized as 90 days or more past due and still accruing interest. GSLs are substantially fully guaranteed by the federal government as to principal and accrued interest.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Loans in nonaccrual status totaled $21.0 million and $32.4 million at September 30, 2017 and December 31, 2016, respectively. Other real estate owned and repossessed assets decreased to $4.8 million at September 30, 2017 from $5.3 million at December 31, 2016.
The following table summarizes our nonperforming assets as of the dates stated:

	September 30, 2017	December 31, 2016
Loans 90 days past due and still accruing interest (1)	$—	$—
Nonaccrual loans	21,002	32,370
Other real estate owned and repossessed assets, net	4,817	5,345
Total nonperforming assets	$25,819	$37,715

(1) Excludes GSLs.
Deposits
The following table presents the average balances and annualized costs paid by deposit category for the periods stated:

	September 30, 2017		December 31, 2016
	Amount	Rate	Amount	Rate
Noninterest-bearing demand deposits	$511,533	—%	$382,613	—%
Interest-bearing deposits:
Demand and money market	1,156,000	0.59%	873,046	0.53%
Savings accounts	91,858	0.26%	73,033	0.17%
Time deposits $100 or greater	410,923	1.15%	340,259	1.17%
Time deposits less than $100	414,177	1.08%	396,982	1.04%
Total interest-bearing deposits	2,072,958	0.78%	1,683,320	0.76%
Total average deposits	$2,584,491	0.62%	$2,065,933	0.62%
Maturities of large denomination time deposits (equal to or greater than $100 thousand) as of September 30, 2017 were as follows:

						Percent of
	Within 3 Months	3-6 Months	6-12 Months	Over 12 Months	Total	Total Deposits
Time deposits	$130,391	$100,452	$83,262	$113,950	$428,055	16.43%
Deposits increased $33.4 million, or 1.30%, from December 31, 2016 to September 30, 2017, primarily due to an increase in demand and money market account balances, partially offset by a decline in time deposit account balances. As of September 30, 2017, $115.2 million of our deposits were in Certificate of Deposit Account Registry Service ("CDARS"), Insured Cash Sweep ("ICS"), Anova Financial Corporation and Brokered CDs (collectively, "brokered deposits"), which is a decline of $18.5 million from December 31, 2016.
Borrowings
We use short-term and long-term borrowings from various sources, including the FRB discount window, the FHLB, subordinated debt and junior subordinated debentures. We manage the level of our borrowings to minimize our borrowing cost, to maintain sufficient liquidity to meet the daily needs of our customers, and to meet our regulatory reserve requirements. We decreased borrowings with the FHLB by $67.0 million to $105.0 million at September 30, 2017 from December 31, 2016, primarily due to deposit growth.
The following table summarizes for the period-end balance, highest month-end balance, average balance, and weighted average rate of short-term borrowings, as of and for the periods ended stated:

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	September 30, 2017				December 31, 2016
	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate	Period-End Balance	Highest Month-End Balance	Average Balance	Weighted Average Rate
FHLB borrowings	$105,000	$105,000	$86,040	0.92%	$172,000	$197,500	$99,125	0.43%
In the Legacy Xenith Merger, we assumed $8.5 million in aggregate principal amount of Legacy Xenith's outstanding 6.75% subordinated notes due 2025 (the "Subordinated Notes"). The Subordinated Notes bear interest at an annual rate of 6.75%, which is payable quarterly in arrears on March 31, June 30, September 30 and December 31 and qualify as Tier 2 capital for us. As of September 30, 2017, the carrying amount of the Subordinated Notes, including the remaining fair value adjustment recorded at the Legacy Xenith Merger, was $8.6 million. For the three and nine months ended September 30, 2017, the effective interest rate, including the amortization of purchase accounting adjustments, on the Subordinated Notes was 6.40%. As of September 30, 2017, Xenith Bankshares and the Bank, as applicable, were in compliance with all covenants of the Subordinated Notes.
We have four placements of trust preferred securities. In all four trusts, the trust issuer has invested the total proceeds from the sale of the trust preferred securities in junior subordinated deferrable interest debentures issued by us. The trust preferred securities pay cumulative cash distributions quarterly at an annual rate, reset quarterly. The dividends paid to holders of the trust preferred securities, which are recorded as interest expense, are deductible for income tax purposes. We have fully and unconditionally guaranteed the trust preferred securities through the combined operation of the debentures and other related documents. Our obligation under the guarantee is unsecured and subordinate to our senior and subordinated indebtedness. The trust preferred securities are redeemable only at our discretion, subject to regulatory approval. We are current on interest payments due to the holders of the trust preferred securities. The aggregate carrying value of these debentures as of September 30, 2017 was $30.6 million. The difference between the par amounts and the carrying amounts of the debentures, due to purchase accounting adjustments from the acquisition of Gateway Financial Holdings, Inc. in 2008, is amortized using the interest method as an adjustment to interest expense each period. Effective interest rates for the debentures for the nine-month period ended September 30, 2017 were between 7.33% and 8.01%.
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
At September 30, 2017, cash and cash equivalents were $165.2 million compared to $127.0 million at December 31, 2016. Net cash provided by operating activities in 2017 was $31.0 million, primarily from operating earnings. Net cash provided by investing activities in 2017 was $32.1 million, primarily due to proceeds from investment securities, restricted securities and loan sales, partially offset by purchases of investment securities. Net cash used in financing activities in 2017 was $34.7 million, primarily due to the repayment of short-term FHLB borrowings of 67.0 million, partially offset by an increase in deposits of $33.4 million.
We have secured borrowing facilities with the FHLB and the FRB. As of September 30, 2017, total credit availability under the FHLB facility was $794.7 million, limited to a pledged, lendable collateral value of $303.0 million. Under this facility, as of September 30, 2017, there was $105.0 million outstanding. Credit availability under the FRB facility as of September 30, 2017 was $112.8 million, which is also based on pledged collateral value. At September 30, 2017, the Bank also had no borrowings outstanding under the FRB facility.
We have uncommitted lines of credit with eight banks to borrow federal funds up to $153.0 million on an unsecured basis. Two of the lines expire within one year; the remaining lines have to stated expiration. However, all of the lines are uncommitted and can be canceled by the lender at any time. As of September 30, 2017, there were no amounts outstanding under these lines of credit. Borrowings under these arrangements bear interest at the prevailing Federal Funds Rate.
Capital Resources

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Total shareholders' equity increased $20.7 million to $484.3 million at September 30, 2017 from $463.6 million at December 31, 2016. The increase was primarily due to net income of $19.1 million for the nine months ended September 30, 2017.
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
The following table presents capital for the various capital ratios and risk weighted assets for the Bank and Xenith Bankshares as of the dates stated:

	September 30, 2017		December 31, 2016
	Xenith Bank	Xenith Bankshares	Xenith Bank	Xenith Bankshares
Common equity Tier 1 capital	$343,256	$363,579	$314,768	$343,519
Tier 1 capital	343,256	366,784	314,768	343,518
Total risk-based capital	359,521	391,643	336,712	374,082
Risk-weighted assets	2,822,708	2,843,595	2,821,029	2,849,714
The following table presents our capital ratios, minimum capital ratios required by our regulators, and capital ratios defined as "well capitalized" by regulators for the Bank and for Xenith Bankshares as of the dates stated. Since September 30, 2017, there are no conditions or events that management believes has changed our status as "well capitalized."

	September 30, 2017				December 31, 2016
	Xenith	Xenith	Regulatory	Well	Xenith	Xenith	Regulatory	Well
	Bank	Bankshares	Minimum	Capitalized	Bank	Bankshares	Minimum	Capitalized
Common equity Tier 1 capital ratio	12.16%	12.79%	4.50%	> 6.50%	11.16%	12.05%	4.50%	> 6.50%
Tier 1 leverage ratio	11.24%	11.93%	4.00%	> 5.00%	9.94%	10.74%	4.40%	> 5.00%
Tier 1 risk-based capital ratio	12.16%	12.90%	6.00%	> 8.00%	11.16%	12.05%	6.00%	> 8.00%
Total risk-based capital ratio	12.74%	13.77%	8.00%	> 10.00%	11.94%	13.13%	8.00%	> 10.00%

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
The following table illustrates the expected effect on net interest income for the 12 months following September 30, 2017 due to an immediate change ("instantaneous rate shock" scenario) and a gradual change ("ramped rate shock" scenario) in interest rates. Estimated changes set forth below are dependent on material assumptions, such as those previously discussed. It should be noted that rates are unlikely to change instantly in the severity of an instantaneous rate shock, and management believes the ramped rate shock simulation more likely demonstrates the effect of changes in interest rates on us. In the ramped rate shock simulation, interest rates change pro rata over the simulation period.

	September 30, 2017
	Change in Net Interest Income
	Instantaneous Rate Shock Scenario		Ramped Rate Shock Scenario
	$	%	$	%
Change in Interest Rates:
+200 basis points	$3,934	3.90%	$1,389	1.38%
+100 basis points	$2,559	2.54%	$726	0.72%
–100 basis points	$(5,709)	(5.66)%	$(958)	(0.95)%
–200 basis points	$(7,342)	(7.28)%	$(1,227)	(1.22)%
As of September 30, 2017, we project an increase in net interest income in an increasing rate environment and a decrease in net interest income in a decreasing interest rate environment, and we are considered "asset-sensitive".
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

on the existing balance sheet at a point in time, it does not distinguish either the timing of those cash flows or changes in behavior or balance sheet structure that might occur in different rate environments. It also assumes that a change in interest rates occurs immediately and that the same interest rate environment last perpetually into the future. The following table illustrates the expected effect on EVE as of September 30, 2017 due to an immediate change in interest rates. Estimated changes set forth below are dependent on material assumptions such as those previously discussed.

	September 30, 2017
	Change in the Economic Value of Equity
	$	%
Change in Interest Rates:
+200 basis points	$76,500	16.8%
+100 basis points	$45,900	10.1%
–100 basis points	$(70,400)	(15.5)%
–200 basis points	$(181,800)	(39.9)%

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

XENITH BANKSHARES, INC.
PART I. FINANCIAL INFORMATION
ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"), as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2017 were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.  No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

XENITH BANKSHARES, INC.
PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On September 7, 2017, Paul Parshall, a purported shareholder of Xenith Bankshares, filed a putative class action lawsuit (the "Parshall Lawsuit") in the United States District Court for the Eastern District of Virginia against us, the current members of our board of directors, and Union on behalf of all of our public shareholders. The plaintiff in the Parshall Lawsuit alleges that Union's registration statement on Form S-4, as amended, filed with the SEC relating to the Union Merger omitted certain material information in violation of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and further that the individual defendants are liable for those omissions under Section 20(a) of the Exchange Act. The relief sought in the Parshall Lawsuit includes preliminary and permanent injunction to prevent the completion of the Union Merger, rescission or rescissory damages if the Union Merger is completed, costs and attorneys' fees. On November 6, 2017, the plaintiff in the Parshall Lawsuit filed a notice of voluntary dismissal, terminating the Parshall Lawsuit without prejudice.

On September 19, 2017, Shannon Rowe, a purported shareholder of Xenith Bankshares, also filed a putative class action lawsuit (the "Rowe Lawsuit") in the United States District Court for the Eastern District of Virginia against us and the current members of our board of directors. The allegations in the Rowe Lawsuit are similar to the allegations in the Parshall Lawsuit, described above.

At this time, it is not possible to predict the outcome of the Rowe Lawsuit or its impact on us or the Union Merger. We believe the claims in the Rowe Lawsuit are without merit, and we and our board of directors intend to defend vigorously against them.

In addition to the Rowe Lawsuit, in the ordinary course of operations, we may become a party to legal proceedings. Based upon information currently available, management believes that any such legal proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows, or results of operations.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We announced an open ended program on August 13, 2003, by which management was authorized to repurchase an unlimited number of shares of our common stock in the open market and through privately negotiated transactions. There were no share repurchase transactions conducted during the nine months ended September 30, 2017.

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

XENITH BANKSHARES, INC.
(Registrant)

DATE:	November 9, 2017	/s/ T. Gaylon Layfield, III
T. Gaylon Layfield, III
Chief Executive Officer

/s/ Thomas W. Osgood
Thomas W. Osgood
Chief Financial Officer